Form 10-Q
period 1996-06-30
TRIMBLE NAVIGATION LTD /CA/
filed 1996-08-13
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from____to____

                         Commission File Number 0-18645


                           TRIMBLE NAVIGATION LIMITED
             (Exact name of registrant as specified in its charter)


                        California                     94-2802192
              (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)          identification No.)

645 North Mary Avenue, Sunnyvale, California                   94088
(Address of Principal Executive Offices)                     (Zip Code)

                                  (408)481-8000
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes    X             No

As of June 30, 1996, there were 21,887,400 shares of Common Stock (no par value) outstanding.




                                      (1)

                           TRIMBLE NAVIGATION LIMITED

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those indicated in the forward-looking statements as a result of the risk factors set forth in this report. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) preceding the sentence containing those statements.


                                      INDEX
                                                                           Page
PART I.      FINANCIAL INFORMATION                                        Number



        Item 1.       Financial Statements


                      Condensed Consolidated Balance Sheets -
                      June 30, 1996 and December 31, 1995                    3

                      Condensed Consolidated Statements of Operations -
                      Three and Six Months ended June 30, 1996
                      and 1995                                               4

                      Condensed Consolidated Statements of Cash Flows -
                      Six Months ended June 30, 1996 and 1995                5

                      Notes to Condensed Consolidated Financial
                      Statements                                             6


        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   10



PART II.       OTHER INFORMATION

        Item 4.       Submission of Matters to a Vote of Security Holders   17

        Item 6.       Exhibits and Reports on Form 8-K                      18


SIGNATURES                                                                  19


                                      (2)

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              June 30,     December 31,
                                                1996           1995
- ------------------------------------------------------------------------
(In thousands)                              (Unaudited)       (Note)
ASSETS
Current assets:
    Cash and cash equivalents                $     20,080   $     29,711
    Short term investments, at market              64,537         67,451
    Accounts receivable, net                       37,040         39,123
    Inventories                                    40,633         31,201
    Deferred income taxes                             726            722
    Other current assets                            2,407          3,198
                                            -------------  -------------
      Total current assets                        165,423        171,406
                                            -------------  -------------

Net property and equipment                         22,243         19,751
Intangible assets                                   1,748            870
Deferred income taxes                                 867            852
Other assets                                        3,968          3,884
                                            -------------  -------------
      Total assets                           $    194,249    $   196,763
                                            -------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt        $      1,326    $      2,014
    Accounts payable                               15,661          15,329
    Accrued compensation and benefits               6,265           5,745
    Other accrued liabilities                       8,998           8,340
    Customer advances                                  -            1,080
    Income taxes payable                            2,001           3,002
                                            -------------  --------------
      Total current liabilities                    34,251          35,510
                                            -------------  --------------

Noncurrent liabilities:
    Noncurrent portion of long-term debt and
    other liabilities                              30,965           31,316
                                            -------------   --------------
      Total liabilities                            65,216           66,826
                                            --------------  --------------

Shareholders' equity:
    Common stock, less notes receivable            123,322          120,449
    Common stock warrants                              700              700
    Retained earnings                                4,968            8,699
    Unrealized gain (loss) on short
    term investments                                   (23)             102
    Foreign currency translation adjustment              66            (13)
                                             --------------  --------------
      Total shareholders' equity                    129,033         129,937
                                             --------------  --------------

 Total liabilities and shareholders' equity    $    194,249    $    196,763
                                              =============  ==============

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.



                                      (3)

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended            Six Months Ended
                                             June 30,                    June 30,
                                     -------------------------  ---------------------------
                                        1996          1995         1996           1995
- -------------------------------------------------------------------------------------------
(In thousands, except per share data)
Total revenue                        $     58,602  $    59,012  $    115,324  $     108,909
                                     ------------  -----------  ------------  -------------

Operating expenses:
   Cost of sales                           27,037       23,537        53,052         43,619
   Research and development                 9,144        8,120        17,969         15,944
   Sales and marketing                     16,844       15,913        32,908         29,724
   General and administrative               9,057        5,962        16,468         11,387
                                     ------------  -----------  ------------  -------------
    Total operating expenses               62,082       53,532       120,397        100,674
                                     ------------  -----------  ------------  -------------

Operating income (loss)                    (3,480)       5,480        (5,073)         8,235
                                     ------------  -----------  ------------  -------------

Non operating income (expense):
   Interest income                          1,150          612         2,397          1,071
   Interest and other expenses               (926)      (1,024)       (1,895)        (2,097)
   Foreign exchange gain (loss)                24          570           (93)           965
                                     ------------  -----------  ------------  -------------
   Total non operating income (expense)       248          158           409            (61)
                                     ------------  -----------  ------------  -------------

Income (loss) before income taxes          (3,232)       5,638        (4,664)         8,174
Income tax provision (benefit)               (647)       1,351          (933)         1,960
                                     ------------  -----------  ------------  -------------

Net income (loss)                     $    (2,585)  $    4,287  $     (3,731) $       6,214
                                     ============  ===========  ============  =============

Net income (loss) per share           $     (0.12)  $     0.21  $      (0.17) $        0.31
                                     ============  ===========  ============  =============

Weighted average common and
 dilutive common equivalent shares         21,791       20,471        21,735        20,308
                                     ============  ===========  ============  =============


See accompanying notes to condensed consolidated financial statements.



                                      (4)

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                      1996            1995
- --------------------------------------------------------------------------------
(In thousands)

Net cash provided (used) by operating activities    $    (6,041)    $      8,421
                                                  --------------  --------------

Cash flow from investing activities:
    Purchase of short term investments                  (46,551)        (25,089)
    Maturity of short term investments                   34,252          14,950
    Sales of short term investments                      15,212               -
    Equity investments                                   (1,400)              -
    Acquisition of property and equipment                (6,624)         (6,642)
    Capitalized patent expenditures                        (438)           (522)
                                                  --------------  --------------
      Net cash used in investing activities              (5,549)        (17,303)
                                                  --------------  --------------

Cash flow from financing activities:
    Issuance of common stock                              2,873            4,918
    Collection of notes receivable                           49              105
    Payment of long-term debt                              (963)           (779)
                                                  --------------  --------------
      Net cash provided by financing activities           1,959            4,244
                                                  --------------  --------------


Net decrease in cash and cash equivalents                (9,631)         (4,638)

Cash and cash equivalents -- beginning of period         29,711           17,643
                                                  --------------  --------------
Cash and cash equivalents -- end of period           $   20,080      $    13,005
                                                  ==============  ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                     $        787     $      1,940
      Income taxes, net of refunds                 $         83     $        500



See accompanying notes to condensed consolidated financial statements.




                                      (5)

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

The condensed consolidated financial statements for the three and six months ended June 30, 1996, and 1995 presented in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

The results of operations for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


NOTE 2 - Inventories:

Inventories consist of the following:

                                             June 30,        December 31,
                                               1996              1995
- ---------------------------------------------------------------------------
(In thousands)

Raw materials                                  $ 19,974        $    15,892
Work-in-process                                   7,709              6,782
Finished goods                                   12,950              8,527
                                            ------------     --------------
                                               $ 40,633        $    31,201
                                            ------------     --------------




NOTE 3 - New Accounting Standards:

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The implementation of this new accounting standard did not have a material impact on the Company's consolidated operating results or financial position.


NOTE 4 - Contingencies:

NovAtel Litigation

In November 1994, the Company was named as a defendant in an action commenced in the United States District Court for the District of Rhode Island, NovAtel Communication Ltd. v. Trimble Navigation Limited, C.A. No. 94-0498 (ML). Plaintiff NovAtel sought preliminary and permanent injunctive relief, unspecified damages and interest thereon, costs and disbursements, including reasonable attorneys' fees, based upon the Company's alleged infringement of U.S. Patent No. 5,101,416 (the `416 patent).

                                      (6)

On April 21, 1995, the Company filed suit against NovAtel for  infringement of the Company's U.S. Patent No. 4,754,465 (the `465 patent) in the United States District Court, Northern District of California, San Jose Division, Trimble Navigation v. NovAtel Communications Ltd, C.A. No. C95-2405 SI. On February 27, 1996, Trimble filed a Complaint against NovAtel at the International Trade Commission in Washington, D.C., alleging unfair acts in the importation of goods, namely, infringement of its `465 patent, and seeking a permanent exclusion order to interdict the importation by or on behalf of NovAtel into this country of infringing GPS receivers manufactured and sold by NovAtel.

On July 16, 1996, the Company and NovAtel entered into an agreement resolving all matters in dispute and cross-licensing certain technologies. The agreement ends the litigation.


Shareholder Litigation

On December 6, 1995, two shareholders filed a class action lawsuit against the Company and certain directors and officers of the Company. Subsequent to that date, additional lawsuits were filed by other shareholders. The lawsuits were subsequently amended and consolidated into one Complaint which was filed on April 5, 1996. The amended consolidated Complaint asserts claims under the federal securites laws as a putative class action consisting of all persons who purchased the common stock of the Company during the period April 18, 1995, through December 5, 1995 (the "Class Period"). The plaintiffs allege that the defendants sought to induce the members of the Class to purchase the Company's common stock during the Class Period at artificially inflated prices. The plaintiffs seek unspecified recissory or compensatory damages with interest thereon as well as reasonable attorneys' fees and extraordinary equitable and/or injunctive relief. The Company has filed a motion to dismiss which is scheduled to be heard by the Court on August 16, 1996. The Company does not believe that it is possible to predict the outcome of this litigation.

DAC Arbitration and Litigation

In February 1995, DAC International Inc. ("DAC"), then a distributor and sales representative of the Company, terminated its sales representative agreement with the Company and thereafter filed an arbitration claim against the Company in Palo Alto, California, seeking damages of approximately $2,100,000. The damages alleged included claims for (i) damages resulting from the Company's failure to assist DAC in depleting its inventory of the Company's products by filling purchase orders from DAC's inventory list, (ii) unpaid commissions on certain sales of Company products, (iii) reimbursement for certain marketing expenses, and (iv) damages resulting from the Company's "debooking" of certain orders for its TNL 8100 product. On July 15, 1996, the Arbitrator issued a Final Liability and Opinion Award which called for the Company to pay a total of $1,021,000 including interest, of which $712,000 had already been paid on June 26, 1996. The Company paid the additional $309,000 on July 16, 1996, in order to satisfy the Arbitrator's award. In the second quarter of 1996 the company charged $850,000 against income in addition to the $390,000 that was accrued in 1995 to cover the expected settlement.

                                      (7)

On March 26, 1996, DAC filed a lawsuit entitled DAC International, Inc. v Trimble Navigation Ltd., Case No. 96-02032, filed in the District Court of Travis County, Texas. The Complaint includes those claims discussed above over which the arbitrator did not have jurisdiction. In addition, the Complaint makes claims of breach of contract, fraud and negligent misrepresentation. The
Complaint also seeks declaratory judgment that the claims asserted are not subject to mandatory arbitration, unspecified compensatory and punitive damages, and attorneys' fees and costs. In April 1996, the Company removed this case to the Federal District Court for the Western District of Texas.

On August 6, 1996, Trimble agreed to pay DAC $500,000 which was charged to income in the second quarter of 1996. As a result of this agreement all litigation between the Company and DAC has been settled.

Other Litigation

In July 1993, an individual filed a Complaint against the Company in which the individual alleges the Company has an obligation to him for commissions earned and services provided in an amount in excess of $1,500,000. In June 1995, the Company's motion for summary judgment on all claims was granted by the court. The individual has filed an appeal for which no hearing date has yet been set. The Company believes the Complaint is without merit and intends to continue to defend itself vigorously.

A former shareholder has filed an action against the Company claiming rights to shares that were previously canceled on the Company's stock records pursuant to lost stock certificate indemnification agreements. The Company does not believe that there will be any adverse consequences to the Company as a result of this case.

In October 1995, an employee who was terminated by the Company in 1992 filed a Complaint against the Company alleging that his incentive stock options continued to vest and be exercisable subsequent to his termination. He seeks damages in excess of $1,000,000. The Company has filed a general denial to the Complaint, and the matter is currently in discovery. The Company believes that the complaint is without merit and intends to defend itself vigorously.

Note 5 - Line of Credit

In August 1995, the Company entered into a $30,000,000 unsecured line of credit agreement, that expires in July 1997, with two banks. The agreement enables the Company to borrow up to $30,000,000 provided that certain financial and other covenants are met. The agreement provides for payment of a commitment fee of 0.5% for the unused portion of the line of credit. Borrowings bear interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date no borrowings have been made under the line of credit. Under the current line of credit the Company is restricted from paying dividends.

As of June 30, 1996, the Company was not in compliance with certain covenants of the line of credit agreement. The agreement was subsequently amended and the Company is currently in compliance.

Note 6 - Acquisition

On July 2, 1996, the Company acquired the net assets of Terra Corporation, a New Mexico aviation corporation, in exchange for 140,860 shares of the Company's common stock and options to purchase 12,000 shares of the Company's common stock. This acquisition will be accounted for as a purchase and substantially all of the purchase price is expected to be allocated to goodwill.


                                      (8)

                           TRIMBLE NAVIGATION LIMITED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


Revenues

Revenues for the three month and six month periods ended June 30, 1996, were $58,602,000 and $115,324,000 as compared with $59,012,000 and $108,909,000 in the corresponding 1995 periods. The table below shows revenues during the relevant period for each of the Company's business units:


                                        Quarter Ended June 30,                  Six Months Ended June 30,
                                 --------------------------------------  ----------------------------------------
                                                             Increase/                                 Increase/
                                     1996         1995        (Decrease)      1996          1995       (Decrease)
- -----------------------------------------------------------------------------------------------------------------
(In thousands)

Surveying and mapping                 34,213        35,674       (4%)        66,591        64,668         3%
Tracking and communications           15,588        13,384       16%         29,355        23,293        26%
Navigation, aviation and marine        6,102         6,879      (11%)        12,294        13,771       (11%)
Military                               2,699         3,075      (12%)         7,084         7,177        (1%)
                                  -----------  ------------            ------------- -------------
 Total                              $ 58,602      $ 59,012       (1%)     $ 115,324     $ 108,909         6%
                                  -----------  ------------            ------------- -------------

Surveying and Mapping

The decrease in sales in the second quarter of 1996 compared to second quarter of 1995 was due to a slowdown in sales in Europe and Japan. Also during the quarter, the Company experienced delays in shipping newly introduced products and was unable to ship them until late in the quarter. The decrease in sales of survey and mapping products in the second quarter of 1996 was partially offset by an additional $1,320,000 of revenue resulting from the early termination of a contract by a customer in Japan.

Tracking and Communications

Tracking and communications revenues were higher primarily as a result of revenues recognized related the contract with American Mobile Satellite Corporation (AMSC) which is discussed in more detail below. Tracking and communications revenues did not increase as much as expected due in part to lower sales of in vehicle navigation GPS boards by the OEM group that were expected to be sold as "after market" products. The Company believes that this slowdown was as a result of a shift in demand from "after market" to new car sales. There can be no assurance that the growth rates in either of these markets will be sustained in the near future.

                                      (9)

In April 1995, the Company signed a large contract for the supply of Galaxy/GPS land mobile satellite terminals to American Mobile Satellite Corporation (AMSC), a Reston, Virginia, based company that provides a variety of voice and data services via satellite. AMSC contracted for delivery of product beginning in mid-1995 and continuing through 1996. AMSC requested late in the fourth quarter of 1995 that the Company cease delivery in part due to delays in their completion of software. Shipments under the original contract were halted in the fourth quarter of 1995 and the contract was amended. $1,080,000 of contract renegotiation fees were recognized in the first quarter of 1996. The amended contract between the Company and AMSC calls for production line shutdown fees for the time that Trimble is not producing product for shipment to AMSC. Due to the uncertainty about AMSC's ability to pay, revenues for products shipped and contractual shutdown fees were not recognized until collection was considered probable. In the second quarter of 1996, the Company recognized $1,700,000 in revenue from products shipped in December 1995 and March 1996 and $1,000,000 of shutdown fees all of which have been paid.

In June 1996, AMSC announced the conclusion of a round of financing sufficient to continue operations and to initiate discussions about the resumption of shipments of the Galaxy product. At this time management is not able to determine when shipments under the amended contract will recur.

Aviation and Marine Navigation

Sales of navigation products were lower in the 1996 periods as compared to the 1995 periods, due in part to lower sales of handheld products. Sales of product acquired from Terra Corporation (see "Liquidity and Capital Resources" for additional information) are expected to increase aviation revenues for the rest of the year. *The Company considers its aviation products to be a long term growth opportunity. *It believes that success in this area will be dependent upon the success of a current strategic alliance with Honeywell. *Significant shipments to Honeywell are expected to start in the third quarter of 1996. The Company's ability to ship such products are dependent upon FAA certification of these products. The Company expects to receive certification in the third quarter of 1996.

Military

Military sales are highly dependent on contracts which are subject to government approval and are, therefore, expected to continue to fluctuate from period to period. The Company believes that opportunities in this market have been substantially reduced by cutbacks in U.S. and foreign military spending.

Revenue outside the US

Sales to unaffiliated customers in locations outside the U.S. comprised approximately 48% of revenue in the first six months of 1996 and approximately 55% in the first six months of 1995. During 1996, lower revenues in Europe affected many of the Company's product lines, and in Japan revenues were lower, which primarily relating to surveying and mapping products. The Company anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue, and therefore the Company is subject to the risks inherent in these sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, tariffs or other barriers. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (S/A) (a method of degrading GPS accuracy) in certain foreign markets, there may be a reluctance to purchase products based on GPS technology given the control of GPS by the U.S. Government. The Company's results of operations could be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.

                                      (10)

Gross Margin

Gross margin varies on a quarterly basis due to a number of factors, including product mix, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs and new product start-up costs. Gross margin as a percentage of total product revenue was 54% in both the three month and six month periods ended June 30, 1996, as compared with 60% in both of the corresponding 1995 periods. These margins are enhanced by the positive impact of revenues recognized of $2,300,000 and $1,080,000 in the second and first quarters of 1996, respectively. (See "Results of Operations - Revenue" for more details.) While these items are large and non- recurring, the Company has a history of recording such items in the past, including revenues of $1,333,000 and $1,000,000 recorded in the third quarter and fourth quarters of 1995, respectively. There can however be no assurance that similar items will recur in the future. The lower gross margin percentage in the 1996 period primarily reflects a shift in product mix from higher margin surveying and mapping sales to lower margin tracking and communications sales and decreases in the margins obtained on sales of surveying and mapping products. There is no assurance that these margins will be sustained because of mix changes within and among the business units, market pressures on unit selling prices, fluctuations in unit manufacturing costs and other factors.

In the future the Company expects a higher percentage of its business to be conducted through alliances with strategic partners, e.g. Honeywell. As a result of volume pricing and the assumption of certain operating costs by the partner, margins on this business are likely to be lower than sales directly to end users.


Operating Expenses

The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                  Quarter Ended June 30,                  Six Months Ended June 30,
                            -------------------------------------  ----------------------------------------

                               1996         1995       Increase         1996          1995    Increase
- --------------------------------------------------------------------------------------------------------
(In thousands)

Research and development         9,144         8,120       13%         17,969        15,944       13%
Sales and marketing             16,844        15,913        6%         32,908        29,724       11%
General and administrative       9,057         5,962       52%         16,468        11,387       45%
                            -----------  ------------            ------------- -------------
 Total                        $ 35,045      $ 29,995       17%      $  67,345     $  57,055       18%
                            -----------  ------------            ------------- -------------

                                      (11)

Research and Development

Research  and  development   increased  as  a  result  of  continued  aggressive
development of future products.

The Company expects that a significant portion of future revenues will continue to be derived from sales of newly introduced products. Consequently, the Company's future success depends on its ability to continue to develop and manufacture new competitive products. Advances in product technology will require continued substantial investment in research and development in order to maintain and enhance the Company's market position and achieve high gross profit margins. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that the Company will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the future success of the Company. In addition, certain of the Company's products are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all aviation products. An inability or delay in obtaining such certifications could have an adverse effect on the Company's operating results.


Sales and Marketing

The increased expense in the 1996 period is a primary result of the expansion of the Company's selling efforts into new geographic areas.

The Company's future growth will depend upon the timely development and continued viability of the markets in which the Company currently competes and upon the Company's ability to continue to identify and exploit new markets for its products. In addition, the Company has encountered significant competition in selected markets, and the Company expects such competition to intensify as the market for GPS applications receives acceptance. Several of the Company's competitors are major corporations with substantially greater financial, technical, marketing and manufacturing resources. Increased competition is likely to result in reduced market share and in price reductions of GPS-based products, which could adversely affect the Company's revenues and profitability. The increase in competition has also led to a longer sales cycle which has the effect of reducing the ratio of revenues to sales and marketing expenses.


General and Administrative

The increased general and administrative expense in the 1996 second quarter primarily reflects higher legal fees and costs of settling litigation. The Company expects that legal fees and settlement costs will decrease as a result of the settlement of litigation with DAC and NovAtel in July 1996. Costs associated with these settlements were accrued into the quarter ended June 30, 1996. See Note 4 of the Condensed Consolidated Financial Statements for more details.


Income Taxes

The Company recorded a tax benefit of 20% of the loss before income taxes for the six months ended June 30, 1996. The income tax rates of 20% and 24% for the first six months ended June 30, 1996 and 1995 respectively, are less than the federal statutory rate primarily due to the realization of previously reserved deferred tax assets. The 1996 rate is lower than the 1995 rate due to lower foreign taxes.


                                      (12)

Liquidity and Capital Resources

For the six month period ended June 30, 1996, the cash used in operating activities was $6,041,000 as compared to an inflow of $8,421,000 in the same period in 1995. Cash provided by sales of Common Stock in 1996 represents proceeds from purchases made pursuant to the Company's stock option and employee stock purchase plans and totaled $2,873,000 for the six months ended June 30, 1996. During the last six months the Company has relied primarily on cash provided by financing activities and net sales of short-term investments to fund operations, capital expenditures and other investing activities. The Company's ability to generate cash from operations will depend in a large part on revenues and the rate of collections of accounts receivable. Management believes that its cash, cash equivalents and short-term investment balances, with its existing credit line, will be sufficient to meet its anticipated cash needs for at least one year. At June 30, 1996, the Company had cash and cash equivalents of $20,080,000 and short-term investments of $64,537,000.

In February 1996, the Company announced that it had approved a discretionary program whereby up to 600,000 shares of its common stock may be repurchased to offset potential dilutive effects to earnings per share from the issuance of stock options. The Company intends to use existing cash, cash equivalents and short-term investments to finance any stock repurchases under this program. No shares have been purchased under this program to date.

On July 2, 1996, the Company acquired the net assets of Terra Corporation, a New Mexico aviation corporation, in exchange for 140,860 shares of the Company's common stock and options to purchase 12,000 shares of the Company's common stock. This acquisition will be accounted for as a purchase and substantially all of the purchase price is expected to be allocated to goodwill. There can be no assurances that this acquisition will be successful.


Other Risk Factors

Revenue has tended to fluctuate on a quarterly basis due to the timing of shipments of products under contracts, the sale of license rights and seasonal patterns favoring spring and summer for the surveying and mapping business. This pattern was not repeated in 1996 and the Company can give no assurances that there will be any reversion to the seasonal revenue trends during the third quarter of 1996. A significant portion of quarterly revenues occur from orders received and immediately shipped to customers in the last few weeks and days of a quarter. If orders are not received, or shipments were to be delayed a few days at the end of a quarter, operating results would be significantly adversely impacted. The visibility and predictability of future revenues are difficult to predict and projections are primarily based on historical models which are not necessarily accurate representations of the future.

A significant number of components used by the Company in the manufacture of its products are obtainable only from sole sources. Furthermore, in many cases, despite the availability of multiple sources, the Company may select a single source in order to maintain quality control and to develop a strategic relationship with the supplier. However, if the Company is unable to obtain a sufficient supply of these components from its current vendors, it is likely the Company could experience a delay in product shipments that would adversely affect the Company's results of operations and damage customer relationships until an alternative source could be obtained. In addition, the Company has in the past experienced shortages of semiconductors and other components that have impacted the Company's ability to build inventory to ship on demand.

                                      (13)

Scarcity of certain components, especially semiconductors, has required the Company to order greater quantities, for safety stock, than under normal supply conditions. While in the past it was possible to delay receipt of these components, or cancel orders, it may become increasingly difficult to do this leaving the Company with an excess supply of these components. While the Company does not believe that it has any major problems of supply at this time it is possible that they may occur in the future.

The Company has a relatively fixed cost structure in the short term which is determined by the business plans and strategies the Company intends to implement in the markets it addresses. As a result percentage increases or decreases in revenues have a significantly higher percentage impact on net income or losses and earnings per share than a company with a more variable cost structure.

The current tax rate of 20% assumes a return to profitability in the second half of the year. The tax rate could change significantly if this does not occur, resulting in additional tax expense in future periods.

* In the longer term the Company believes that the OEM market will comprise a significant portion of the Company's business. The OEM market differs in nature from most of the Company's markets because volumes are high and margins relatively low. OEM customers are extremely price sensitive. As costs decrease through technological advances these advances will be passed on to the customer. To compete in the OEM market requires high volume production and manufacturing techniques. Customers expect high quality standards with very low defect rates. The Company is relatively inexperienced compared to competitors with far greater resources in such high volume manufacturing and associated support activities.

The Company's stock price is subject to significant volatility. If revenues and/or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price of the Company's stock.

The value of the Company's products relies substantially on the Company's technical innovation in fields in which there are many current patent filings. The Company recognizes that as new patents are issued or are brought to the Company's attention by the holders of such patents, it may be necessary for the Company to withdraw products from the market, take a license from such patent holders, or redesign its products. The Company does not believe any of its products infringe patents or other proprietary rights of third parties, but cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on the Company's revenues or profitability.

The Company is continually evaluating alliances and external investments in technologies related to its business and has already entered into alliances and made relatively small investments in GPS related technology companies. Acquisitions of companies, divisions of companies, or products and alliances entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, and
(iii) loss of key employees of acquired operations. Any such problems could have a material adverse effect on the Company's business, financial condition and results of operations. No assurances can be given that the Company will not incur problems from current or future alliances, acquisitions, or investments. Furthermore, there can be no assurance that the Company will realize value from any such alliances, acquisitions, or investments.

                                      (14)

The Company's products rely on signals from the GPS Navstar satellite system built and maintained by the U.S. Department of Defense. Navstar satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. Some of these 24 satellites have exceeded their design lives of 7.5 years and are also subject to damage by the hostile space environment in which they operate. Repair of damaged or malfunctioning satellites is impossible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. Government will remain committed to the operation and maintenance of GPS satellites over a long period of time, nor that policies of the U.S. Government allowing for the use of GPS without charge will remain unchanged. Because of ever increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products would have a material adverse effect on the Company's financial results. Certain European government organizations have expressed concern regarding the susceptibility of GPS equipment to intentional or inadvertent signal interference. Such concern could translate into reduced demand for GPS products in certain geographic regions.


                                      (15)

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The annual meeting of shareholders of the company was held in Sunnyvale, California, on May 2, 1996.

                An election of Directors was held with the following individuals being elected to the Company's Board of Directors.

                                                                 VOTES
                                                          For          Withheld
                      Robert S. Cooper                 17,939,776        65,525
                      Zvonko Fazarinc                  17,933,419        71,882
                      John B. Goodrich                 17,896,188       109,113
                      William Hart                     17,939,076        66,225
                      Bradford W. Parkinson            17,941,391        63,910
                      Charles R. Trimble               17,941,441        63,860

Other matters voted upon at the meeting and the results of the voting with respect to each such matter were as follows:

     (1) Approval of an increase of 600,000 shares of Common Stock available for issuance under the Company's 1993 Stock Option Plan (16,040,908 in favor, 1,689,509 opposed, 256,619 abstentions, 18,265 broker non-votes).

     (2) Approval of an increase of 100,000 shares of Common Stock available for issuance under the Company's 1990 Director Stock Option Plan (17,016,236 in favor, 708,737 opposed, 261,763 abstentions, 18,565 broker non-votes).

     (3) Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1996 (17,871,178 in favor, 77,244 opposed, 55,879 abstentions, 0 broker non-votes).



                                      (16)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.     Exhibits                                                     Page
                                                                          Number

               10.54  Revolving Credit Agreement-First Amendment           19-21

               10.55  Revolving Credit Agreement-Second Amendment          22-24

               11.1   Computation of Earnings (Loss) Per Share                25

               27     Financial Data Schedule                                 26

        B.     Report on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended June 30, 1996.


                                      (17)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TRIMBLE NAVIGATION LIMITED
(Registrant)



By:       /s/ John H. Barnet
               John H. Barnet
               (Executive Vice President Finance and Chief Financial Officer)



DATE:  August 12, 1996


                                      (18)