Form 10-Q
period 1996-09-30
TRIMBLE NAVIGATION LTD /CA/
filed 1996-11-14
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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

As of September 30, 1996, there were 22,074,100 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those indicated in the forward-looking statements as a result of the risk factors set forth in this report. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) in the left-hand margin of paragraphs containing those statements.


                                      INDEX
                                                                           Page
PART I. FINANCIAL INFORMATION                                             Number



        Item 1.       Financial Statements


                      Condensed Consolidated Balance Sheets -
                      September 30, 1996 and December 31, 1995                3

                      Condensed Consolidated Statements of Operations -
                      Three and Nine Months ended September 30, 1996
                      and 1995                                                4

                      Condensed Consolidated Statements of Cash Flows -
                      Nine Months ended September 30, 1996 and 1995           5

                      Notes to Condensed Consolidated Financial
                      Statements                                              6


        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     9



PART II.       OTHER INFORMATION


        Item 6.       Exhibits and Reports on Form 8-K                       17


SIGNATURES                                                                   18

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           September 30,  December 31,
                                                              1996            1995
----------------------------------------------------------------------------------------
(In thousands)                                            (Unaudited)        (Note)
ASSETS
Current assets:
    Cash, cash equivalents and short term investments      $     81,181    $      97,162
    Accounts receivable, net                                     30,091           39,123
    Inventories                                                  41,645           31,201
    Deferred income taxes                                             -              722
    Other current assets                                          3,277            3,198
                                                          -------------   --------------
      Total current assets                                      156,194          171,406
                                                          -------------   --------------

Net property and equipment                                       22,094           19,751
Intangible assets                                                 4,679              870
Deferred income taxes                                               393              852
Other assets                                                      4,188            3,884
                                                          -------------   --------------
      Total assets                                         $   187,548     $     196,763
                                                          -------------   --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                      $         965  $        2,014
    Accounts payable                                              13,869          15,329
    Accrued compensation and benefits                              7,489           5,745
    Other accrued liabilities                                     10,616           8,340
    Customer advances                                                 -            1,080
    Income taxes payable                                            796            3,002
                                                          -------------   --------------
      Total current liabilities                                  33,735           35,510
                                                          -------------   --------------

Noncurrent liabilities:
    Noncurrent portion of long-term debt and other liabilities   30,970           31,316
                                                          -------------   --------------
      Total liabilities                                          64,705           66,826
                                                          -------------   --------------

Shareholders' equity:
    Common stock                                                127,370          121,149
    Retained earnings                                            (3,866)           8,699
    Treasury stock                                                 (799)               -
    Unrealized gain on short term investments                         8              102
    Foreign currency translation adjustment                         130              (13)
                                                          -------------   --------------
      Total shareholders' equity                                122,843          129,937
                                                          -------------   --------------
      Total liabilities and shareholders' equity           $    187,548     $    196,763
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

                           TRIMBLE NAVIGATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                     -------------------------  ---------------------------
                                        1996          1995         1996           1995
-------------------------------------------------------------------------------------------
(In thousands, except per share data)
Total revenue                         $   54,086    $   62,826   $   169,410   $   171,735
                                     ------------  -----------  ------------  -------------

Operating expenses:
   Cost of sales                           27,457       27,536        80,506        71,155
   Research and development                 9,882        8,150        27,851        24,094
   Sales and marketing                     16,559       15,644        49,472        45,369
   General and administrative               6,608        6,779        23,075        18,166
   Restructuring charges                    2,046            -         2,046             -
                                     ------------  -----------  ------------  -------------
    Total operating expenses               62,552       58,109       182,950        158,784
                                     ------------  -----------  ------------  -------------

Operating income (loss)                    (8,466)       4,717       (13,540)        12,951
                                     ------------  -----------  ------------  -------------

Non operating income (expense):
   Interest income                          1,101        1,153         3,498          2,231
   Interest and other expenses             (1,089)        (971)       (2,984)        (3,074)
   Foreign exchange gain (loss)                20          119           (73)         1,084
                                     ------------  -----------  ------------  -------------
   Total non operating income                  32          301           441            241
                                     ------------  -----------  ------------  -------------

Income (loss) before income taxes          (8,434)       5,018       (13,099)        13,192
Income tax provision (benefit)                400          678          (534)         2,638
                                     ------------  -----------  ------------  -------------

Net income (loss)                     $    (8,834)  $    4,340   $   (12,565)  $     10,554
                                     ============  ===========  ============  =============

Net income (loss) per share           $     (0.40)  $     0.20   $     (0.58)  $       0.51
                                     ============  ===========  ============  =============

Weighted average common and
 dilutive common equivalent shares         22,029       21,975        21,833         20,863
                                     ============  ===========  ============  =============

See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Nine Months Ended
                                                                September 30,
                                                      --------------------------
                                                         1996            1995
--------------------------------------------------------------------------------
(In thousands)

Net cash provided (used) by operating activities         $  (8,157)   $   11,688
                                                         ----------  -----------

Cash flow from investing activities:
    Purchase of short term investments                    (59,338)      (96,357)
    Maturity of short term investments                      54,049        38,100
    Sales of short term investments                         15,212             -
    Acquisition of property and equipment                   (8,565)     (12,347)
    Capitalized patent expenditures                           (569)        (667)
                                                         ----------  -----------
      Net cash used in investing activities                     789     (71,271)
                                                         ----------  -----------

Cash flow from financing activities:
    Issuance of common stock                                 3,364         5,872
    Net proceeds from common stock offering                      -        57,298
    Purchase of treasury stock                                (799)            -
    Collection of notes receivable                               48           87
    Payment of long-term debt                               (1,303)      (1,186)
                                                         ----------  -----------
      Net cash provided by financing activities              1,310        62,071
                                                         ----------  -----------


Net increase/(decrease) in cash and cash equivalents        (6,058)        2,488

Cash and cash equivalents -- beginning of period            29,711        17,643
                                                         ----------  -----------
Cash and cash equivalents -- end of period               $   23,653   $   20,131
                                                         ==========  ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                          $      808    $    2,867
      Income taxes, net of refunds                      $      487    $      677

Supplemental other non-cash investing and financing
activities:
    Common stock issued in connection with acquisition
      of Terra Corporation                             $     2,857    $        -





See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

The condensed consolidated financial statements for the three and nine month periods ended September 30, 1996, and 1995 presented in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

The results of operations for the three month and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


NOTE 2 - Inventories:

Inventories consist of the following:

                                             September 30,    December 31,
                                                1996              1995
---------------------------------------------------------------------------
(In thousands)

Raw materials                                  $  20,933        $    15,892
Work-in-process                                    7,074              6,782
Finished goods                                    13,638              8,527
                                            ------------     --------------
                                               $  41,645        $    31,201
                                            ------------     --------------


NOTE 3 - Restructuring Charge:

During the quarter ended September 30, 1996, the Company recorded a restructuring charge of $2,046,000 of which $597,000 had been paid as of September 30,1996. Components of this restructuring reserve included employee severance packages, the costs of redundant office space, write downs of idle assets and the costs of moving people.


NOTE 4 - Contingencies:

Shareholder Litigation

On December 6, 1995, two shareholders filed a class action lawsuit against the Company and certain directors and officers of the Company. Subsequent to that date, additional lawsuits were filed by other shareholders. The lawsuits were subsequently amended and consolidated into one Complaint which was filed on April 5, 1996. The amended consolidated Complaint seeks to bring an action as a class action consisting of all persons who purchased the common stock of the Company during the period April 18, 1995, through December 5, 1995 (the "Class Period"). The plaintiffs allege that the defendants sought to induce the members of the Class to purchase the Company's common stock during the Class Period at artificially inflated prices. The plaintiffs seek recissory or compensatory damages with interest thereon as well as reasonable attorneys' fees and extraordinary equitable and/or injunctive relief. The Company filed a motion to dismiss which was heard by the Court on August 16, 1996. The court rejected the plaintiffs lawsuit, but allowed thirty days to resubmit its complaint. On September 24, 1996, the plaintiffs filed an amended complaint. The Company plans to file a motion to dismiss the amended complaint in the near future. The Company does not believe that it is possible to predict the outcome of this litigation.


DAC Arbitration and Litigation

In February 1995, DAC International Inc. ("DAC"), then a distributor and sales representative of the Company, terminated its sales representative agreement with the Company and thereafter filed an arbitration claim against the Company in Palo Alto, California, seeking damages of approximately $2,100,000. On July 15, 1996, the Arbitrator issued a Final Liability and Opinion Award which called for the Company to pay a total of $1,021,000, including interest, all of which has now been paid.

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

AMSC Litigation

In March 1995, the Company signed a large contract for the supply of Galaxy/GPS land mobile satellite terminals to American Mobile Satellite Corporation (AMSC), a Reston, Virginia, based company that provides a variety of voice and data services via satellite. AMSC contracted for delivery of product beginning in mid-1995 and continuing through 1996. AMSC requested late in the fourth quarter of 1995 that the Company cease delivery in part due to delays in their completion of software. Shipments under the original contract were halted in the fourth quarter of 1995 and the contract was modified. Since that time the Company has made only limited shipments to AMSC and does not now expect shipments to recur.

In October 1996 the Company filed a complaint against AMSC in the Superior Court of California in Santa Clara County. The complaint alleges that AMSC breached its March 1995 contract with the Company by refusing to accept additional deliveries of Galaxy product. The complaint also alleges that AMSC fraudulently induced the Company to execute a modification to the March 1995 contract. The complaint seeks unspecified damages including lost profits and exemplary damages. AMSC has acknowledged receipt of the complaint but has not yet filed a responsive pleading.

Other Litigation

In July 1993, an individual filed a Complaint against the Company in which the individual alleges the Company has an obligation to him for commissions earned and services provided in an amount in excess of $1,500,000. In June 1995 the Company's motion for summary judgment on all claims was granted by the court. The individual has filed an appeal for which no hearing date has yet been set. The Company believes the Complaint is without merit and intends to defend itself vigorously.

A former shareholder has filed an action against the Company claiming rights to shares that were previously canceled on the Company's stock records pursuant to lost stock certificate indemnification agreements. The Company does not believe that there will be any adverse consequences to the Company as a result of this case.

In October 1995, an employee who was terminated by the Company in 1992 filed a Complaint against the Company alleging that his incentive stock options continued to vest subsequent to his termination. He seeks damages in excess of $1,000,000. The Company believes that the complaint is with out merit and intends to defend itself vigorously.


Note 5 - Line of Credit

In August 1995, the Company entered into a $30,000,000 unsecured line of credit agreement with two banks that expires in July 1997. The agreement enables the Company to borrow up to $30,000,000 provided that certain financial and other covenants are met. The agreement provides for payment of a commitment fee of 0.5% for the unused portion of the line of credit. Borrowings bear interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date no borrowings have been made under the line of credit. Under the current line of credit the Company is restricted from paying dividends.

As of September 30, 1996, the Company was not in compliance with certain covenants of the line of credit agreement. The agreement was subsequently amended and the Company is currently in compliance.

Note 6 - Acquisition:

On July 2, 1996, the Company acquired certain assets and assumed certain liabilities of Terra Corporation, a New Mexico aviation corporation, in exchange for 140,860 shares of the Company's common stock and options to purchase 12,000 shares of the Company's common stock. The acquisition has been accounted for using purchase accounting. The Company determined the value of the net liabilities acquired to be $332,000 which resulted in the recording of $3,189,000 of goodwill. The amounts of goodwill and net liabilities acquired are the Company's best estimates at this time and are subject to adjustment. The Company is amortizing this goodwill over its useful economic life which has been estimated to be five years.

Note 7 - Offering of Common Stock:

In August 1995 the Company sold 2,100,000 shares of its Common Stock in an underwritten public offering for aggregate net proceeds of $57,298,000 after issuance costs.

                           TRIMBLE NAVIGATION LIMITED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


Revenues

Revenues for the three month and nine month periods ended September 30, 1996, were $54,086,000 and $169,410,000, respectively, as compared with $62,826,000 and $171,735,000 in the corresponding 1995 periods. The table below shows revenues under the Company's new operating structure that was created in September 1996. Prior periods have been restated in order to make amounts comparable.


                                             Three Months Ended September 30,                  Nine Months Ended September 30,
                                  ---------------------------------------------    ----------------------------------------------
                                                                    Increase/                                         Increase/
                                       1996              1995      (Decrease)           1996               1995      (Decrease)
---------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Commercial Systems                 $       35,528    $       43,986   (19%)         $       116,107     $     120,545    (4%)
Software & Component Technology             9,331            10,832   (14%)                  27,822            26,331     6%
Aerospace                                   9,227             8,008    15%                   25,481            24,859     3%
                                  ---------------   ---------------                ----------------   ---------------
 Total                             $       54,086    $       62,826   (14%)         $       169,410     $     171,735    (1%)
                                  ---------------   ---------------                ----------------   ---------------



Commercial Systems

The Commercial Systems business unit consists of the previous Survey and Mapping business unit, the Tracking portion of the Tracking and Communications business unit and the Marine portion of the Navigation business unit.

Commercial systems revenues for the three month and nine month periods ended September 30, 1996, decreased primarily in the Land Survey and Tracking vertical markets. The company believes that it has maintained its market share worldwide.

The decrease in Land Survey sales in the third quarter of 1996 compared to the third quarter of 1995 was due to a slowdown in sales in Europe and Japan. Europe experienced a down turn in shipments due in part to construction spending in the major economies of Europe being lower than traditional levels. Shipments of the higher end Real Time Kinematic (RTK) survey product in Japan has slowed due to the Japanese governments decision to evaluate RTK survey methods before certifying its use for official surveys. The Company has replaced this higher price RTK product with the certified lower average selling price product lines. Shipments in the U.S., Latin America, and Asia-Pacific outside Japan were higher than last year.


The decrease in Land Survey sales for the nine month period ending September 30, 1996 as compared to the same period in 1995 was due to a slowdown in sales in Europe and Japan in the second and third quarters (see paragraph above). This decrease was partially offset by an increase in revenues in the first quarter of 1996 as compared to the first quarter of 1995 which was due to increased acceptance of the Company's products, extension of sales efforts into new geographic territories and an increase in the number of field sales employees.

Tracking revenues are lower in both the three month and nine month periods ended September 30, 1996, primarily due to lower sales to American Mobile Satellite Corporation (AMSC) - see paragraph below for more details.

In March 1995, the Company signed a large contract for the supply of Galaxy/GPS land mobile satellite terminals to AMSC, a Reston, Virginia, based company that provides a variety of voice and data services via satellite. AMSC contracted for delivery of product beginning in mid-1995 and continuing through 1996. AMSC requested late in the fourth quarter of 1995 that the Company cease delivery in part due to delays in their completion of software. Shipments under the original contract were halted in the fourth quarter of 1995 and the contract was amended. Revenue from shipments to AMSC under this contract during 1995 were $4,176,000 in the second quarter, and $3,125,000 in the third quarter. $1,080,000 of contract renegotiation fees were recognized in the first quarter of 1996. The amended contract between the Company and AMSC calls for production line shutdown fees for the time that Trimble is not manufacturing product for shipment to AMSC. Due to the uncertainty about AMSC's ability to pay, revenues for products shipped and contractual shutdown fees were not recognized until collection was considered probable. In the second quarter of 1996, the Company recognized $1,700,000 in revenue from products shipped in December 1995 and March 1996 and $1,000,000 of shutdown fees all of which have been paid. In the third quarter of 1996, the Company recognized $100,000 of shutdown fees all of which have been paid.

In October 1996 the Company filed a complaint against American Mobile Satellite Corporation ("AMSC") in the Superior Court of California in Santa Clara County (See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more details).

In September 1996 the Company entered into a contract with Caterpillar Inc. targeted at the construction and mining markets. The Company has agreed to develop its equipment starting in the fourth quarter of 1996 and to sell it exclusively to Caterpillar for use in this market. Shipments are expected to start in the first half of 1997.

Software and Component Technologies

This new business unit consists of the OEM business which was previously included in Tracking and Communications. In addition this business unit will be responsible for selling licenses and other rights for the use of GPS to third parties.

Software and Component Technologies decrease in the three month period ending September 30, 1996, as compared to the same period in 1995, is due in part to lower sales of in vehicle navigation GPS boards that were expected to be sold as "after market" products. The Company believes that this slowdown was as a result of a shift in demand from "after market" to new car sales.

Software and Component Technologies had a slight increase in the nine month period ending September 30, 1996 as compared to the same period in 1995, due to a very strong sales for the first quarter of 1996 as compared to a weak first quarter for 1995 coupled with a weak second and third quarter for 1996, but strong quarters for the second and third quarter of 1995.

Aerospace

This new business unit consists of the Avionics portion of the Navigation business unit and the previous Military business unit.

Sales of Aerospace products were higher in the 1996 periods, as compared to 1995, due in part to sales of product acquired from Terra Corporation (See Note 6 to the Condensed Consolidated Financial Statements for additional information). The sale of the Terra Corporation products will are expect to increase the Aerospace revenue for the rest of the year. *The Company considers its Aerospace products to be a long term growth opportunity. *It believes that success in this area will be dependent upon the success of a current strategic alliance with Honeywell. The Company received FAA certification of the HT9100 product on September 18, 1996, which allowed the production and installation to begin late in the third quarter. This product accounted for most of the increase in Aerospace revenues for the third quarter of 1996 as compared to the third quarter of 1995.

Military sales are highly dependent on contracts which are subject to government approval and are, therefore, expected to continue to fluctuate from period to period. The Company believes that opportunities in this market have been substantially reduced by cutbacks in U.S. and foreign military spending.


Revenue outside the US

Sales to unaffiliated customers in locations outside the U.S. comprised approximately 46% of revenue in the first nine months of 1996 and approximately 54% in the first nine months of 1995. During 1996, lower revenues in Europe affected many of the Company's product lines, and in Japan revenues were lower, which primarily related to surveying products. The Company anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue, and therefore the Company is subject to the risks inherent in these sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, tariffs or other barriers. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (S/A) (a method of degrading GPS accuracy), in certain foreign markets there may be a reluctance to purchase products based on GPS technology given the control of GPS by the U.S. Government. The Company's results of operations could be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.


Gross Margin

Gross margin varies on a quarterly basis due to a number of factors, including product mix, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs and new product start-up costs. Gross margin as a percentage of total product revenue was 49% and 52% in the three month and nine month periods ended September 30, 1996, as compared with 56% and 59% in the corresponding 1995 periods. These margins are enhanced by the positive impact of revenues recognized of $2,300,000 and $1,080,000 in the second and first quarters of 1996, respectively. (See "Results of Operations - Revenue" for more details.) The Company has a history of recording such non-recurring items in the past, including revenues of $1,333,000 and $1,000,000 recorded in the third quarter and fourth quarters of 1995, respectively. There can however be no assurance that similar items will recur in the future. The lower gross margin percentage in the 1996 periods primarily reflects a shift in product mix from higher margin commercial systems sales to lower margin avionics and OEM sales and decreases in the margins obtained on sales of commercial systems products. There is no assurance that current margins will be sustained because of mix changes within and among the business units, market pressures on unit selling prices, fluctuations in unit manufacturing costs and other factors.

In the future the Company expects a higher percentage of its business to be conducted through alliances with strategic partners, e.g. Honeywell and
Caterpillar. As a result of volume pricing and the assumption of certain operating costs by the partner, margins on this business are likely to be lower than sales directly to end users.


Operating Expenses

The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:


                                   Three Months Ended September 30,             Nine Months Ended September 30,
                                ---------------------------------------     --------------------------------------
                                                            Increase/                                   Increase/
                                    1996           1995     (Decrease)          1996           1995     (Decrease)
------------------------------------------------------------------------------------------------------------------
(In thousands)

Research and development         $      9,882   $      8,150     21%         $     27,851    $    24,094     16%
Sales and marketing                    16,559         15,644      6%               49,472         45,369      9%
General and administrative              6,608          6,779     (3%)              23,075         18,166     27%
Restructuring charges                   2,046              -     N/A                2,046              -     N/A
                                -------------  -------------                -------------  -------------
 Total                           $     35,095    $    30,573     15%         $    102,444    $    87,629     17%
                                -------------  -------------                -------------  -------------



Research and Development

Research and development increased for the three month and nine month periods ended September 30, 1996, as compared with the same periods in 1995, primarily due to an increase in personnel and the related expenses which accompany an increase in the number of employees. There was also an increase in the number of specialized engineering consultants and temporary employees. The increases in research and development is part of the Company's continuing aggressive development of future products.

The Company expects that a significant portion of future revenues will continue to be derived from sales of newly introduced products. Consequently, the Company's future success depends on its ability to continue to develop and manufacture new competitive products. Advances in product technology will require continued substantial investment in research and development in order to maintain and enhance the Company's market position and achieve high gross profit margins. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that the Company will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the future success of the Company. In addition, certain of the Company's products are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all aviation products. An inability or delay in obtaining such certifications could have an adverse effect on the Company's operating results. The Company has experienced delays in obtaining appropriate certifications for products acquired as part of the Terra acquisition.


Sales and Marketing

The increased expense in the three month and nine month periods ended September 30, 1996, as compared with the same periods for 1995, is a primary result of an increase in personnel and related expenses and an increase in advertising costs. Selling and marketing expense is expected to decrease in future quarters as a result of the restructuring actions taken in September 1996. Sales offices in Egypt, Italy and Poland were closed and the size of certain offices in the US has been reduced.

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


General and Administrative

The decrease in general and administrative expense in the three month period ended September 30, 1996, as compared with the same period for 1995, primarily reflects lower legal expenses as a result of reduced litigation. This decrease was offset by an increase in the bad debt expense and amortization of goodwill related to the Terra acquisition (See Note 6 to the Condensed Consolidated Financial Statements for additional information).

The increase in general and administrative expense for the nine month period ended September 30, 1996, as compared with the same period for 1995, is primarily as a result of the higher litigation and legal settlement costs incurred in the first six months of the year, as compared to the same period in 1995, as well as an increase in the bad debt expense and amortization of goodwill related to the Terra acquisition (See Note 6 to the Condensed Consolidated Financial Statements for additional information).



Restructuring Charges

During the quarter ended September 30, 1996, the Company recorded a restructuring charge of $2,046,000 of which $597,000 had been paid as of September 30, 1996. Components of this restructuring reserve included employee severance packages, the costs of redundant office space, write downs of idle assets and the costs of moving people. The Company took this action in order to bring operating expenses into line with revenues and to restructure existing operations in a more efficient manner. As part of the restructuring the Company reorganized itself into three business units - Commercial Systems, Software and Component Technologies, and Aerospace. There can be no guarantee that the results of the restructuring will be successful and will have the intended effect. If they are not successful then the Company will take further action to achieve its aims.


Income Taxes

The Company recorded tax expense of $400,000 on the loss before income taxes for the three months ended September 30,1996, and a net tax benefit of $534,000 for the nine months ended September 30,1996. The tax expense for the quarter is primarily due to taxes paid in foreign jurisdictions. The income tax rate of 4% for the first nine months ended September 30,1996, is less than federal statutory rate primarily due to losses with no currently recognizable tax benefit. The income tax rate of 20% for the first nine months ended September 30, 1995, is less than the federal statutory rate primarily due to the realization of previously reserved deferred tax assets. The 1996 rate is different from the 1995 rate primarily due to the inability to recognize benefit of current year operating losses.

Liquidity and Capital Resources

For the nine month period ended September 30, 1996, the cash used in operating activities was $8,157,000 as compared to an inflow of $11,688,000 in the same period in 1995. Cash provided by sales of common stock in 1996 represents proceeds from purchases made pursuant to the Company's stock option and employee stock purchase plans and totaled $3,364,000 for the nine months ended September 30, 1996. During the last nine months the Company has relied primarily on cash provided by financing activities and net sales of short-term investments to fund operations, capital expenditures and other investing activities. The Company's ability to generate cash from operations will depend in a large part on revenues and the rate of collections of accounts receivable. Management believes that its cash, cash equivalents and short-term investment balances, with its existing credit line, will be sufficient to meet its anticipated cash needs for at least one year. At September 30, 1996, the Company had cash and cash equivalents of $23,653,000 and short-term investments of $57,528,000.

In February 1996, the Company announced that it had approved a discretionary program where by up to 600,000 shares of its common stock may be repurchased to offset potential dilutive effects to earnings per share from the issuance of stock options. The Company intends to use existing cash, cash equivalents and short-term investments to finance any stock repurchases under this program. In the nine months ended September 30, 1996, 50,000 shares were purchased at a cost of $799,000. Subsequent to September 30, 1996, the Company purchased an additional 150,000 shares of its own stock.


Other Risk Factors

Revenue has tended to fluctuate on a quarterly basis due to the timing of shipments of products under contracts, the sale of license rights and seasonal patterns favoring spring and summer for the surveying and mapping business. This pattern was not repeated in 1996 and the Company can give no assurances that there will be any reversion to the seasonal revenue trends. A significant portion of quarterly revenues occur from orders received and immediately shipped to customers in the last few weeks and days of a quarter. If orders are not received, or shipments were to be delayed a few days at the end of a quarter, operating results would be significantly adversely impacted. The visibility and predictability of future revenues are difficult to predict and projections are primarily based on historical models which are not necessarily accurate representations of the future.

A significant number of components used by the Company in the manufacture of its products are obtainable only from sole sources. Furthermore, in many cases, despite the availability of multiple sources, the Company may select a single source in order to maintain quality control and to develop a strategic relationship with the supplier. However, if the Company is unable to obtain a sufficient supply of these components from its current vendors, it is likely the Company could experience a delay in product shipments that would adversely affect the Company's results of operations and damage customer relationships until an alternative source could be obtained. In addition, the Company has in the past experienced shortages of semiconductors and other components that have impacted the Company's ability to build inventory to ship on demand. While the previous potential problems could cause lower revenue than expected it is also possible that due to difficulties in forecasting these and other long lead time parts the Company could be faced with an excess supply of certain component inventories.

The Company has a relatively fixed cost structure in the short term which is determined by the business plans and strategies the Company intends to implement in the markets it addresses. As a result percentage increases or decreases in revenues have a significantly higher percentage impact on net income or losses and earnings per share than a company with a more variable cost structure.

A number of products that were previously being manufactured by Terra have yet to be certified by the Federal Aviation Authority. Unless the Company receives this certification revenues from sales of Terra products may be lower than expected.

* In the longer term the Company believes that the Software and Component Technologies business unit will comprise a significant portion of the Company's business. The Software and Component Technologies business unit differs in nature from most of the Company's markets because volumes are high and margins relatively low. Software and Component Technologies customers are extremely price sensitive. As costs decrease through technological advances these advances will be passed on to the customer. To compete in the Software and Component Technologies market requires high volume production and manufacturing techniques. Customers expect high quality standards with very low defect rates. The Company is relatively inexperienced compared to competitors with far greater resources in such high volume manufacturing and associated support activities.

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

PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             A. Exhibits                                                   Page
                                                                          Number

                10.56 Revolving Credit Agreement - Third Amendment         19-20

                11.1   Computation of Earnings (Loss) Per Common Share        21

                27     Financial Data Schedule                                22

             B. Report on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TRIMBLE NAVIGATION LIMITED
(Registrant)



By:      /s/Dennis Ing
            Dennis Ing
            (Vice President Finance and
             Chief Financial Officer)



DATE:  November  13, 1996