Form 10-Q
period 1997-03-31
TRIMBLE NAVIGATION LTD /CA/
filed 1997-05-14
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

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

                                 (408) 481-8000
              (Registrant's telephone number, including area code)

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

As of March 31, 1997, there were 22,060,500 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those indicated in the forward-looking statements as a result of the risk factors set forth in this report. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) in the left-hand margin.

                                      Index

                                                                          Page
                                                                         Number
PART I.        FINANCIAL INFORMATION

        Item 1.Financial Statements


               Condensed Consolidated Balance Sheets
                -- March 31, 1997 and December 31, 1996                     3


               Condensed Consolidated Statements of Operations
               -- Three Months ended March 31, 1997 and 1996                4

               Condensed Consolidated Statements of Cash Flows
               -- Three Months ended March 31, 1997 and 1996                5

               Notes to Condensed Consolidated Financial Statements         6



        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8



PART II.       OTHER INFORMATION


        Item 6.Exhibits and Reports on Form 8-K                            15




SIGNATURES                                                                 16

Part I. Financial Information
Item 1. Financial Statements

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,       December 31,
                                                     1997             1996
--------------------------------------------------------------------------------
(In thousands)                                    (Unaudited)
 ASSETS
 Current assets:
     Cash and cash equivalents                    $   26,114       $   22,671
     Short term investments                           59,283           59,867
     Accounts receivable, net                         38,090           34,374
     Inventories                                      38,920           38,858
     Other current assets                              3,556            3,633
                                                 -----------      -----------
        Total current assets                         165,963          159,403

     Net property and equipment                       21,641           21,504
     Intangible assets                                 4,181            4,493
     Deferred income taxes                               377              383
     Other assets                                      5,405            4,058
                                                ============     ============
        Total assets                             $   197,567       $  189,841
                                                ============     ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Current portion of long-term debt           $       935       $      316
     Accounts payable                                 14,724           13,763
     Accrued compensation and benefits                 7,548            6,552
     Customer advances                                 4,940            3,000
     Accrued liabilities                              11,534           10,358
     Income taxes payable                              2,004              869
                                                ------------     ------------
        Total current liabilities                     41,685           34,858
                                                ------------     ------------

 Noncurrent portion of long-term debt and
  other liabilities                                   30,888           30,938
                                                ------------     ------------
 Total liabilities                                    72,573           65,796
                                                ------------     ------------

 Shareholders' equity:
     Common stock                                    125,350          125,535
     Common stock warrants                               700              700
     Retained earnings                                (1,175)          (2,603)
     Unrealized gain on short term investments           (43)              20
     Foreign currency translation adjustment             162              393
                                                ------------      -----------
        Total shareholders' equity                   124,994          124,045
                                                ============      ===========
 Total liabilities and shareholders' equity      $   197,567       $  189,841
                                                ============      ===========




See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                    1997            1996
----------------------------------------------------------------------------
(In thousands, except per share data)

 Total revenue                                    $  60,551       $  56,722

 Operating expenses:
     Cost of sales                                    29,045          26,015
     Research and development                          9,001           8,825
     Sales and marketing                              14,348          16,064
     General and administrative                        6,406           7,412
                                                 -----------     -----------
        Total operating expenses                      58,800          58,316
                                                 -----------     -----------

 Operating income (loss)                               1,751          (1,594)
                                                 -----------     -----------

 Nonoperating income (expense):
     Interest income                                   1,053           1,248
     Interest and other expenses                        (966)           (969)
     Foreign exchange gain (loss)                         91            (117)
                                                 -----------     -----------
        Total nonoperating income (expense)              178             162
                                                 -----------     -----------

 Income (loss) before income taxes                     1,929          (1,432)
 Income tax provision (benefit)                          500            (286)
                                                 ===========     ===========
 Net income (loss)                                $    1,429      $   (1,146)
                                                 ===========     ===========

 Net income (loss) per share                      $     0.06      $    (0.05)
                                                 ===========     ===========

 Weighted average common and dilutive common
     equivalent shares                                22,434          21,679
                                                 ===========     ===========





See accompanying notes to condensed consolidated financial statements.

                               TRIMBLE NAVIGATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                             1997         1996
--------------------------------------------------------------------------------
(In thousands)

 Net cash provided (used) by operating activities         $  6,152     $ (2,871)
                                                         ---------    ---------

 Cash flow from investing activities:
     Purchase of short term investments                    (20,291)     (11,892)
     Maturities of short term investments                   17,375        8,800
     Sales of short term investments                         3,500        2,425
     Equity investments                                     (1,000)      (1,400)
     Acquisition of property and equipment                  (2,554)      (2,466)
     Capitalized patent expenditures                          (118)        (220)
                                                        ----------   ----------
       Net cash used in investing activities                (3,088)      (4,753)
                                                        ----------   ----------

 Cash flow from financing activities:
     Issuance of common stock                                  488          688
     Purchase of treasury stock                               (673)           -
     Collection of notes receivable                            (77)          76
     (Payments)/proceeds on long-term debt and revolving
       credit facilities                                       641         (421)
                                                        ----------   ----------
       Net cash provided by financing activities               379          343
                                                        ----------   ----------


 Net increase (decrease) in cash and cash equivalents        3,443       (7,281)

 Cash and cash equivalents -- beginning of period           22,671       29,711
                                                        ==========   ==========
 Cash and cash equivalents -- end of period                $26,114      $22,430
                                                        ==========   ==========


 Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
       Interest                                          $    837     $     791
       Income taxes, net of refunds                      $   (678)    $     (79)






See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation:

The condensed consolidated financial statements for the quarters ended March 31, 1997 and 1996 presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - Inventories:

Inventories consist of the following:

                                                  March 31,       December 31,
                                                   1997              1996
------------------------------------------------------------------------------
(In thousands)

Raw materials                                    $  22,350        $    24,145
Work-in-process                                      6,395              5,174
Finished goods                                      10,175              9,539
                                               -----------      -------------
                                                 $  38,920        $    38,858

NOTE 3 - New Accounting Standards:

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At March 31, 1997, the Company was contingently liable to a Japanese bank for $855,000, at month end exchange rates arising from customers' notes receivable which the Company sold with recourse to the bank. In accordance with SFAS 125 the Company has recorded this amount as a liability.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

NOTE 4 - Contingencies:

Shareholder Litigation

On December 6, 1995, two shareholders filed a class action lawsuit against the Company and certain directors and officers of the Company. Subsequent to that date, additional lawsuits were filed by other shareholders. The lawsuits were subsequently amended and consolidated into one complaint which was filed on April 5, 1996. The amended consolidated complaint seeks to bring an action as a class action consisting of all persons who purchased the common stock of the Company during the period April 18, 1995, through December 5, 1995 (the "Class Period"). The plaintiffs allege that the defendants sought to induce the members of the Class to purchase the Company's common stock during the Class Period at artificially inflated prices. The plaintiffs seek recissory or compensatory damages with interest thereon, as well as reasonable attorneys' fees and extraordinary equitable and/or injunctive relief. The Company filed a motion to dismiss, which was heard by the Court on August 16, 1996. The court rejected the plaintiffs lawsuit, but allowed thirty days to resubmit its complaint. On September 24, 1996, the plaintiffs filed an amended complaint. On April 28, 1997, the Court granted in part, and denied in part, the Company's motion to dismiss. The Court further granted the plaintiffs leave to replead certain dismissed claims. The Company does not believe that it is possible to predict the outcome of this litigation.

Other Litigation

* In October 1995, an employee who was terminated by the Company in 1992 filed a Complaint against the Company, alleging that his incentive stock options continued to vest subsequent to his termination. He seeks damages of approximately $1,000,000. The Company has filed a general denial in answer to the Complaint, and a trial date has been set for September 15, 1997. The Company does not believe that the Complaint will be successful.

 Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended March 31, 1997 and 1996 were $60,551,000 and $56,722,000, respectively. The table below shows the Company's revenues broken down by business unit:

                                               Three Months Ended March 31,
                                            ------------------------------------
                                                                     Increase/
                                            1997         1996       (Decrease)
--------------------------------------------------------------------------------
(In thousands)

   Commercial Systems                    $38,122      $38,137              0%
   Software & Component Technologies       9,575        9,606              0%
   Aerospace                              12,854        8,979             43%
                                      ----------   ----------     ----------
    Total revenue                        $60,551      $56,722              7%
                                      ----------   ----------     ----------

Commercial Systems

Commercial Systems revenues for the three month period ended March 31, 1997 decreased slightly within the Land Survey and Marine vertical markets. However, the Company believes that it has maintained its market share worldwide.

The decreases in Land Survey sales in the first quarter of 1997, compared to the first quarter of 1996 is due in part to the continued slow down of the European and Japanese economies. Also, during the quarter, the Company experienced delays in shipping newly introduced Land Survey products.

Revenues from the Marine market had a slight improvement in the first quarter of 1997 compared to the prior three quarters, but was still slightly down compared to that of the prior year.

The decrease in Land Survey and Marine sales were partially offset by an increase in the overall Commercial Systems' revenues for the first quarter of 1997, as compared to the first quarter of 1996 which occurred primarily in the Precise Positioning and GIS vertical markets.

Tracking and Communications revenues have increased slightly in the first quarter of 1997 compared to the first quarter of 1996 due to the resumption of shipments late in the first quarter of 1997 to American Mobile Satellite

Corporation (AMSC), a Reston, Virginia, based company that provides a variety of voice and data services via satellite. The shipments were originally discontinued late in the fourth quarter of 1995 by the request of AMSC to cease delivery, in part due to delays in AMSC's completion of software. On February 20, 1997, an agreement was signed between Trimble and AMSC to resume shipments of its Galaxy/GPS terminals at the rate of 500 units per month, beginning in March 1997. Approximately 250 units were shipped in March 1997.

Software and Component Technologies

Software and Component Technologies slight decrease in revenues for the three month period ended March 31, 1997, as compared with the first quarter of 1996 was due to lower consumer product sales.

Aerospace

* Sales of Aerospace products increased for the first quarter of 1997, compared to the first quarter of 1996 primarily due to the increased sales of the HT 9100, Honeywell Trimble product line. The Company considers its Aerospace products to be a long term growth opportunity. It believes that success in this area will be dependent upon the success of the current strategic alliance with Honeywell.

* Military sales decreased in the first quarter of 1997, compared to the first quarter of 1996. Military sales are highly dependent on contracts that are subject to government approval and are, therefore, expected to continue to fluctuate from period to period. The Company believes that opportunities in this market have been substantially reduced by cutbacks in U.S. and foreign military spending.

Revenue outside the US

* Sales to unaffiliated customers in locations outside the U.S. comprised approximately 48% of revenue in the first three months of 1997 and approximately 52% in the first quarter of 1996. During the first quarter of 1997, lower revenues in Europe affected many of the Company's product lines, and lower revenues in Japan primarily related to surveying products. The Company anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue and, therefore, the Company is subject to the risks inherent in these sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, tariffs or other barriers. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (S/A) (a method of degrading GPS accuracy), customers in certain foreign markets may be reluctant to purchase products based on GPS technology given the control of GPS by the U.S. Government. The Company's results of operations could be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.


Gross Margin

Gross margin varies on a quarterly basis due to a number of factors, including product mix, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs and new product start-up costs. Gross margin as a percentage of total product revenue was 52% and 54% in the three month periods ended March 31, 1997 and 1996, respectively. The lower gross margin percentage in the first quarter of 1997 compared to the first quarter of 1996 primarily reflected a shift in product mix from higher margin commercial systems sales to lower margin avionics and OEM sales and decreases in the margins obtained on sales of commercial systems products. There can be no assurance that these margins will be sustained because of mix changes within and among the business units, market pressures on unit selling prices, fluctuations in unit manufacturing costs and other factors. While Commercial Systems products have the highest gross margins of all the Company's products, their margins have decreased primarily because the Company reduced prices on these products in response to competition. The Company expects competition to increase in its Commercial Systems markets and, therefore, it is likely that further price erosion will occur, with consequently lower gross margin percentages in the future.

* The Company also expects that a higher percentage of its business in the future will be conducted through alliances with strategic partners, e.g. Honeywell, Caterpillar, and Case. As a result of volume pricing and the assumption of certain operating costs in connection with such partners, margins for this business are likely to be lower than sales directly to end-users.

Operating Expenses

The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                  Three Months Ended March 31,
                            -----------------------------------------
                                                            Increase/
                                  1997           1996      (Decrease)
---------------------------------------------------------------------
(In thousands)

Research and development          9,001          8,825           2%
Sales and marketing              14,348         16,064         (11)%
General and administrative        6,406          7,412         (14)%
                             ----------     ----------    --------
 Total                        $  29,755      $  32,301          (8)%
                             ----------     ----------    --------

Research and Development

Research and development increased slightly in the three month period ended March 31, 1997, as compared with the corresponding 1996 period. The higher research and development expense in the 1997 period is due to an increase in personnel and the related expenses which accompany an increase in the number of employees. The increase in research and development personnel is part of the Company's continuing aggressive development of future products.


* The Company expects that a significant portion of its future revenues and operating income will continue to be derived from sales of newly introduced products. Consequently, the Company's future success depends in part on its ability to continue to develop and manufacture new competitive products with high gross profit margins. Advances in product technology will require continued substantial investment in research and development in order to maintain and enhance the Company's market position and achieve high gross profit margins. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that the Company will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the future success of the Company. In addition, certain of the Company's products are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all aviation products. An inability or delay in obtaining such certifications could have an adverse effect on the Company's operating results.

Sales and Marketing

The decreased sales and marketing expenses for the three month period ended March 31, 1997, as compared with the corresponding period in 1996 is due primarily to reduction in headcount and decreases in temporary help and consulting, resulting from the Company's restructuring in September 1996. In addition, there were decreases in advertising and promotional items related to lower costs for the annual report and lower media development costs.

The Company's future growth will depend upon the timely development of products and continued viability of the markets in which the Company currently competes and upon the Company's ability to continue to identify and exploit new markets for its products. In addition, the Company has encountered significant competition in selected markets, and the Company expects such competition to intensify as the market for GPS applications receives acceptance. Several of the Company's competitors are major corporations with substantially greater financial, technical, marketing and manufacturing resources. Increased competition is likely to result in reduced market share and in price reductions of GPS-based products, which could adversely affect the Company's revenues and profitability.

General and Administrative

The decrease in general and administrative expense for the three month period ended March 31, 1997, as compared with the same period for 1996, primarily reflects lower legal expenses as a result of reduced litigation.

Income Taxes

* The income tax rates of 26% and 20% for the three months ended March 31, 1997 and 1996 respectively are less than the applicable federal statutory rate of 35% primarily due to realization of previously reserved deferred tax assets. The 1997 rate is higher than the 1996 rate primarily due to higher foreign taxes.

 Inflation

The effects of inflation on the Company's financial results have not been significant to date.

Liquidity and Capital Resources

* For the three month period ended March 31, 1997, cash provided by operating activities was $6,152,000 as compared to cash used of $2,871,000 in the same period in 1996. Cash provided by sales of common stock in 1997 represents proceeds from purchases made pursuant to the Company's stock option and employee stock purchase plans and totaled $488,000 for the three months ended March 31, 1997. The Company has relied primarily on cash provided by financing activities and net sales of short-term investments to fund operations, capital expenditures, to repurchase the Company's common stock (see further explanation below), and other investing activities. The Company's ability to generate cash from operations will depend in a large part on revenues and the rate of collections of accounts receivable. Management believes that its cash, cash equivalents and short-term investment balances, with its existing credit line, will be sufficient to meet its anticipated cash needs for at least one year. At March 31, 1997, the Company had cash and cash equivalents of $26,114,000 and short-term investments of $59,283,000.

In August 1995, the Company entered into an agreement with two banks for a $30.0 million unsecured line of credit that expires in July 1997. The agreement enables the Company to borrow up to $30.0 million provided that certain financial and other covenants are met. The agreement provides for payment of a commitment fee of 0.5% for the unused portion of the line of credit. Borrowings bear interest at the higher of (i) one of the bank's annual prime rate, and (ii) the federal funds rate plus 0.5%. No borrowings have been made under this line of credit. The Company intends to obtain another line of credit on similar terms after this line expires.

In February 1996, the Company announced that it had approved a discretionary program whereby up to 600,000 shares of its common stock may be repurchased by the Company to offset potential dilutive effects to earnings per share from the issuance of stock options. The Company intends to use existing cash, cash equivalents and short-term investments to finance any such stock repurchases under this program. In 1996, the Company purchased 250,000 shares at a cost of $3,545,000. In the first quarter of 1997 the Company purchased 50,000 shares at a cost of $673,000.

During the three months ended March 31, 1997 and 1996, the Company invested $1,000,000 and $1,400,000 respectively, in equity securities of companies that either use GPS technology or whose technology can be used in conjunction with the Company's GPS technology. The Company is continually evaluating potential external investments in technologies related to its business. There can be no assurance that investments already made and potential future investments will be successful.


Other Risk Factors

Revenue has tended to fluctuate on a quarterly basis due to the timing of shipments of products under contracts, the sale of license rights and seasonal patterns favoring spring and summer for the Commercial Systems business. This pattern was not repeated in 1996 and there can be no assurances that there will be any reversion to the prior seasonal revenue trends during 1997. A significant portion of the Company's quarterly revenues occur from orders received and immediately shipped to customers in the last few weeks and days of a quarter. If orders are not received, or shipments are delayed a few days at the end of a quarter, operating results would be significantly adversely impacted.

* The Company has a relatively fixed cost structure in the short term which is determined by the business plans and strategies the Company intends to implement in the markets it addresses. This effective leveraging means that increases or decreases in revenues have more than a proportional impact on net income or losses. The Company estimates that a change in product revenue of $1 million would cause a corresponding change in the Company's earnings per share by 2 to 3 cents.

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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.     Exhibits

               11.1   Computation of Earnings (Loss) Per Common Share

               27     Financial Data Schedule

        B.     Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended March 31, 1997

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    TRIMBLE NAVIGATION LIMITED
                                    (Registrant)



                                    By:/s/Dennis R. Ing
                                          Dennis R. Ing
                                        (Vice President Finance, Chief Financial
                                         Officer, and principal financial and
                                         principal accounting officer)



                                    DATE:  May 14, 1997