Form 10-Q
period 1997-06-30
TRIMBLE NAVIGATION LTD /CA/
filed 1997-08-14
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

As of June 30, 1997, there were 22,213,300 shares of Common Stock (no par value) outstanding.

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


                                      INDEX
                                                                           Page
PART I.      FINANCIAL INFORMATION                                        Number


        Item 1.       Financial Statements

                      Condensed Consolidated Balance Sheets -
                      June 30, 1997 and December 31, 1996                     3

                      Condensed Consolidated Statements of Operations -
                      Three and Six Months ended June 30, 1997
                      and 1996                                                4

                      Condensed Consolidated Statements of Cash Flows -
                      Six Months ended June 30, 1997 and 1996                 5

                      Notes to Condensed Consolidated Financial
                      Statements                                              6

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     9


PART II.       OTHER INFORMATION

        Item 4.       Submission of Matters to a Vote of Security Holders    16

        Item 6.       Exhibits and Reports on Form 8-K                       17


SIGNATURES                                                                   18

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,         December 31,
                                                     1997                1996
  ------------------------------------------------------------------------------
  (In thousands)                                  (Unaudited)           (Note)
   ASSETS
   Current assets:
      Cash and cash equivalents                      $ 31,443          $ 22,671
      Short term investments                           57,028            59,867
      Accounts receivable, net                         39,484            34,374
      Inventories                                      38,481            38,858
      Other current assets                              2,895             3,633
                                                  ------------   ---------------
      Total current assets                            169,331           159,403

      Net property and equipment                       22,339            21,504
      Intangible assets                                 4,071             4,493
      Deferred income taxes                               366               383
      Other assets                                      5,026             4,058
                                                  ------------   ---------------
      Total assets                                  $ 201,133         $ 189,841
                                                  ============   ===============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Current portion of long-term debt                 $ 356             $ 316
      Accounts payable                                 16,244            13,763
      Accrued compensation and benefits                 7,794             6,552
      Customer advances                                 3,956             3,000
      Accrued liabilities                               9,699            10,358
      Income taxes payable                              2,364               869
                                                  ------------   ---------------
      Total current liabilities                        40,413            34,858
                                                  ------------   ---------------

   Noncurrent portion of long-term debt and
     other liabilities                                 30,789            30,938
                                                  ------------   ---------------
   Total liabilities                                   71,202            65,796
                                                  ------------   ---------------

   Shareholders' equity:
      Common stock                                    126,404           125,535
      Common stock warrants                               700               700
      Retained earnings (accumulated deficit)           2,690            (2,603)
      Unrealized gain on short term investments            26                20
      Foreign currency translation adjustment             111               393
                                                  ------------   ---------------
      Total shareholders' equity                      129,931           124,045
                                                  ------------   ---------------
      Total liabilities and shareholders' equity    $ 201,133         $ 189,841
                                                  ============   ===============


     See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                Six Months Ended
                                                         June 30,                        June 30,
                                               -----------------------------  --------------------------------
                                                   1997           1996             1997             1996
--------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

 Total revenue                                     $ 68,944        $ 58,602        $ 129,495        $ 115,324
                                               -------------  --------------  ---------------  ---------------

 Operating expenses:
    Cost of sales                                    32,255          27,037           61,300           53,052
    Research and development                         10,113           9,144           19,114           17,969
    Sales and marketing                              14,916          16,844           29,264           32,908
    General and administrative                        7,306           9,057           13,712           16,468
                                               -------------  --------------  ---------------  ---------------
                                                     64,590          62,082          123,390          120,397
                                               -------------  --------------  ---------------  ---------------

 Operating income (loss)                              4,354          (3,480)           6,105           (5,073)
                                               -------------  --------------  ---------------  ---------------

 Nonoperating income (expense):
    Interest income                                   1,089           1,150            2,142            2,397
    Interest and other expenses                        (818)           (926)          (1,784)          (1,895)
    Foreign exchange gain (loss)                         63              24              154              (93)
                                               -------------  --------------  ---------------  ---------------
                                                        334             248              512              409
                                               -------------  --------------  ---------------  ---------------

 Income (loss) before income taxes                    4,688          (3,232)           6,617           (4,664)
 Income tax provision (benefit)                         823            (647)           1,323             (933)
                                               -------------  --------------  ---------------  ---------------

 Net income (loss)                                  $ 3,865        $ (2,585)         $ 5,294         $ (3,731)
                                               =============  ==============  ===============  ===============

 Net income (loss) per share                         $ 0.17           (0.12)          $ 0.24            (0.17)
                                               =============  ==============  ===============  ===============

 Weighted average common and dilutive common
    equivalent shares                                22,544          21,791           22,484           21,735
                                               =============  ==============  ===============  ===============



     See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                        1997            1996
--------------------------------------------------------------------------------
(In thousands)

 Net cash provided (used) by operating activities        $ 12,104      $ (6,041)
                                                    -------------- -------------

 Cash flow from investing activities:
     Purchase of short term investments                   (50,160)      (46,551)
     Maturities of short term investments                  32,875        34,252
     Sales of short term investments                       20,124        15,212
     Equity investments                                      (886)       (1,400)
     Acquisition of property and equipment                 (5,889)       (6,624)
     Capitalized patent expenditures                         (341)         (438)
                                                    -------------- -------------
       Net cash used in investing activities               (4,277)       (5,549)
                                                    -------------- -------------

 Cash flow from financing activities:
     Issuance of common stock                               2,703         2,873
     Repurchase of common stock                            (1,834)            -
     Collection/(payment) of notes receivable                  (9)           49
     Proceeds/(payments) on long-term debt and
     revolving credit facilities                               85          (963)
                                                    -------------- -------------
       Net cash provided by financing activities              945         1,959
                                                    -------------- -------------


 Net increase (decrease) in cash and cash equivalents       8,772        (9,631)

 Cash and cash equivalents -- beginning of period          22,671        29,711
                                                    -------------- -------------
 Cash and cash equivalents -- end of period              $ 31,443      $ 20,080
                                                    ============== =============


 Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
       Interest                                          $    898      $    787
       Income taxes/(benefit), net of refunds            $   (180)     $     83



See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

The condensed consolidated financial statements for the three and six month periods ended June 30, 1997, and 1996 presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


NOTE 2 - Inventories:

Inventories consist of the following:


                                     June 30,          December 31,
                                      1997                1996
-------------------------------------------------------------------
(In thousands)

Raw materials                       $ 22,789              $ 24,145
Work-in-process                        4,710                 5,174
Finished goods                        10,982                 9,539
                                  -----------      ----------------
                                    $ 38,481              $ 38,858
                                  -----------      ----------------


NOTE 3 - New Accounting Standards:

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At June 30, 1997, the Company was contingently liable to a Japanese bank for $356,000 at month end exchange rates arising from customers' notes receivable which the Company sold with recourse to the bank. In accordance with SFAS 125, the Company has recorded this amount as a liability.

* In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters reported is not expected to be material.


NOTE 4 - Contingencies:

Shareholder Litigation

On December 6, 1995, two shareholders filed a class action lawsuit against the Company and certain directors and officers of the Company. Subsequent to that date, additional lawsuits were filed by other shareholders. The lawsuits were subsequently amended and consolidated into one complaint which was filed on April 5, 1996. The amended consolidated complaint sought to bring an action as a class action consisting of all persons who purchased the common stock of the Company during the period April 18, 1995, through December 5, 1995 (the "Class Period"). The plaintiffs alleged that the defendants sought to induce the members of the Class to purchase the Company's common stock during the Class Period at artificially inflated prices. The plaintiffs seek recissory or compensatory damages with interest thereon, as well as reasonable attorneys' fees and extraordinary equitable and/or injunctive relief. The Company filed a motion to dismiss, which was heard by the Court on August 16, 1996. The court rejected the plaintiffs' lawsuit, but allowed thirty days to resubmit its complaint. On September 24, 1996, the plaintiffs filed an amended complaint. On April 28, 1997, the Court granted in part, and denied in part, the Company's motion to dismiss. The Court further granted the plaintiffs leave to replead certain dismissed claims. On June 19, 1997 the plaintiffs filed a third amended and consolidated complaint. The Company has filed a motion to dismiss. The Company does not believe that it is possible to predict the outcome of this litigation.

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

In September 1996, the British Technology Group ("BTG") brought suit for alleged infringement of its RE.34,004 patent. BTG has also brought suit against two other defendants over the same patent. Discovery is underway, and a Markman hearing is scheduled in the Eastern District of Pennsylvania for September 9, 1997. Trial is set for January 8, 1998. The Company believes the suit is without merit and intends to defend itself vigorously.

Note 5 - Line of Credit

In August 1995, the Company entered into a $30,000,000 unsecured line of credit agreement with two banks which expired in July 1997. In July 1997 the Company has received an amendment to extend the line of credit to September 1, 1997. The agreement enables the Company to borrow up to $30,000,000 provided that certain financial and other covenants are met. The agreement provides for payment of a commitment fee of 0.5% for the unused portion of the line of credit. Borrowings bear interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date, no borrowings have been made under the line of credit. Under the current line of credit the Company is restricted from paying dividends. The Company intends to obtain another line of credit on similar terms on September 1, 1997.


Note 6 - Subsequent Events:

On July 25, 1997, the Company made a bridge loan for $1.5 million to Proshot Golf, Inc, a minority investee of the Company, at prime plus 1.5%. The loan is due on or before February 25, 1998 and is secured entirely by an irrevocable stand-by letter of credit with a commercial bank having the Company as beneficiary and Proshot as account party.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


Revenues

Revenues for the three month and six month periods ended June 30, 1997, were $68,944,000 and $129,495,000 as compared with $58,602,000 and $115,324,000 in the corresponding 1996 periods.The table below breaks out the Company's revenues by business unit:


                                             Three Months Ended June 30,                Six Months Ended June 30,
                                         ------------------------------------    ----------------------------------------

                                            1997         1996       Increase        1997           1996        Increase
-------------------------------------------------------------------------------------------------------------------------
(In thousands)

   Commercial Systems                        45,042       42,442           6%         83,163         80,579            3%
   Software & Component Technologies         12,209        8,885          37%         21,785         18,491           18%
   Aerospace                                 11,693        7,275          61%         24,547         16,254           51%
                                         -----------  -----------   ---------    ------------  -------------  -----------
 Total                                     $ 68,944     $ 58,602          18%      $ 129,495      $ 115,324           12%
                                         -----------  -----------   ---------    ------------  -------------  -----------


Commercial Systems

Commercial Systems revenues for the three month and six month periods ended June 30, 1997 increased in total over the prior year period, however, the Company experienced a decrease in the Land Survey vertical market as compared to June 30, 1997. However, the Company believes that it has maintained its market share worldwide.

The decreases in Land Survey sales in the second quarter of 1997, compared to the second quarter of 1996, are due in part to the continued slow down of the European and Japanese economies.

The decrease in Land Survey sales were offset by an increase in the overall Commercial Systems' revenues for the second quarter of 1997, as compared to the second quarter of 1996, which occurred primarily in the Precise Positioning, GIS, and Tracking vertical markets.

Tracking and Communications revenues have increased in the second quarter of 1997 compared to the second quarter of 1996 due to the resumption of shipments in March 1997 to American Mobile Satellite Corporation (AMSC), a company based in Reston, Virginia, that provides a variety of voice and data services via satellite. The shipments were originally discontinued late in the fourth quarter of 1995 at the request of AMSC, in part due to delays in AMSC's completion of software. On February 20, 1997, an agreement was signed between Trimble and AMSC to resume shipments of Trimble's Galaxy/GPS terminals at the rate of 500 units per month, beginning in March 1997.

Approximately 1,750 and 2,000 units were shipped in the three month and six month periods ending June 30, 1997, respectively.

Software and Component Technologies

Software and Component Technologies revenues increased for the three month and six month periods ended June 30, 1997, as compared with the corresponding periods for 1996 due primarily to a $2.2 million technology license from Pioneer Electronic Corporation in connection with the expansion of the original 1992 license for in-car navigation technology recorded in the 1997 periods.

Aerospace

* Sales of Aerospace products increased for the three and six month periods ending June 30, 1997, compared to the same periods in 1996 primarily due to the increased sales of the HT 9100, Honeywell Trimble product line. The Company considers its Aerospace products to be a long term growth opportunity. It believes that success in this area will be dependent upon the success of the current strategic alliance with Honeywell.

* Military sales increased slightly in the second quarter of 1997, compared to the second quarter of 1996. Military sales are highly dependent on contracts that are subject to government approval and are, therefore, expected to continue to fluctuate from period to period. The Company believes that opportunities in this market have been substantially reduced by cutbacks in U.S. and foreign military spending.

Revenue outside the US

* Sales to unaffiliated customers in locations outside the U.S. comprised approximately 45% and 48% of revenue in the first six months of 1997 and 1996, respectively. During the first six months of 1997, the Company experienced lower revenues in Europe in many product lines, and in Japan primarily related to surveying products. The Company anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue and, therefore, the Company is subject to the risks inherent in these sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, tariffs or other barriers. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (S/A) (a method of degrading GPS accuracy), customers in certain foreign markets may be reluctant to purchase products based on GPS technology given the control of GPS by the U.S. Government. The Company's results of operations could be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.


Gross Margin

* Gross margin varies on a quarterly basis due to a number of factors, including product mix, technology license fees, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs and new product start-up costs. Gross margin as a percentage of total product revenue was 53% for both the three month and six month periods ended June 30, 1997, as compared with 54% in the corresponding 1996 periods. The 1997 margins have been enhanced by the positive impact of non-product revenues recognized from Pioneer of $2.2 million in the second quarter of 1997. Although, the Company has recorded similar non-recurring items in the past, including $2,080,000 in the first six months of 1996, there can be no assurance that similar items will recur in the future. The lower gross margin percentage for the 1997 three month and six month periods, primarily reflect a shift in product mix from higher margin Commercial Systems sales to lower margin Avionics and OEM sales and decreases in the margins obtained on sales of Commercial Systems products. There can be no assurance that these margins will be sustained because of mix changes within and among the business units, market pressures on unit selling prices, fluctuations in unit manufacturing costs and other factors. While Commercial Systems products have the highest gross margins of all the Company's products, those margins have decreased primarily because the Company has reduced prices on these products in response to competition. The Company expects competition to increase in its Commercial Systems markets and, therefore, it is likely that further price erosion will occur, with consequently lower gross margin percentages in the future.

* The Company also expects that a higher percentage of its business in the future will be conducted through alliances with strategic partners, e.g. Honeywell, Caterpillar, and Case. As a result of volume pricing and the assumption of certain operating costs in connection with such partners, margins are likely to be lower than sales directly to end-users.

Operating Expenses

The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:


                               Three Months Ended June 30,        Six Months Ended June 30,
                             --------------------------------  --------------------------------
                                                   Increase/                         Increase/
                                 1997        1996 (Decrease)      1997        1996  (Decrease)
-----------------------------------------------------------------------------------------------
(In Thousands)
Research and development        10,113       9,144     11%        19,114      17,969      6%
Sales and marketing             14,916      16,844    (11)%       29,264      32,908    (11)%
General and administrative       7,306       9,057    (19)%       13,712      16,468    (17)%
                             ----------  ----------            ----------  ----------
     Total                    $ 32,335    $ 35,045     (8)%     $ 62,090    $ 67,345     (8)%
                             ----------  ----------            ----------  ----------


Research and Development

Research and development expenses increased in the three month and six month periods ended June 30, 1997, as compared with the corresponding 1996 periods. The higher research and development expense in the 1997 periods are due to an increase in personnel and the related expenses which accompany an increase in the number of employees. The increase in research and development personnel is part of the Company's continuing focus on developing future products.

* The Company expects that a significant portion of its future revenues and operating income will continue to be derived from sales of newly introduced products. Consequently, the Company's future success depends in part on its ability to continue to advance product technology and to develop and manufacture new competitive products with high gross profit margins. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that the Company will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the future success of the Company. In addition, certain of the Company's products are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all aviation products. An inability or delay in obtaining such certifications could have an adverse effect on the Company's operating results.

Sales and Marketing

The decreased sales and marketing expenses for the three month and six month periods ended June 30, 1997, as compared with the corresponding periods in 1996 is due primarily to a reduction in headcount and related expenses resulting from the Company's restructuring in September 1996. In addition, the Company experienced decreases in advertising and promotional items related to lower costs for the annual report and lower media development costs.

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

General and Administrative

The decrease in general and administrative expense for the three month and six month periods ended June 30, 1997, as compared with the corresponding periods for 1996, primarily reflects lower legal expenses as a result of reduced litigation.

Income Taxes

The effective tax rate was 18% for the three months ended June 30, 1997 and 20% for the six months ended June 30, 1997 as compared with an effective tax rate of 20% for the same periods in 1996.

Inflation

The effects of inflation on the Company's financial results have not been significant to date.

Liquidity and Capital Resources

* For the six month period ended June 30, 1997, cash provided from operating activities was $12,104,000 as compared to cash used of $6,041,000 in the corresponding period in 1996. Cash provided by sales of common stock in 1997 represents proceeds from purchases made pursuant to the Company's stock option and employee stock purchase plans and totaled $2,703,000 for the six months ended June 30, 1997. The Company has relied primarily on cash provided by financing activities and net sales of short-term investments to fund operations, capital expenditures, the repurchase the Company's common stock (see further explanation below), and other investing activities. The Company's ability to generate cash from operations will depend in a large part on revenues and the rate of collections of accounts receivable. Management believes that its cash, cash equivalents and short-term investment balances, with its existing credit line, will be sufficient to meet its anticipated cash needs for at least one year. At June 30, 1997, the Company had cash and cash equivalents of $31,443,000 and short-term investments of $57,028,000.

* In August 1995, the Company entered into an agreement with two banks for a $30.0 million unsecured line of credit that expired in July 1997. The line of credit was amended in July 1997 to extend the line of credit to September 1, 1997. The agreement enables the Company to borrow up to $30.0 million provided that certain financial and other covenants are met. The agreement provides for payment of a commitment fee of 0.5% for the unused portion of the line of credit. Borrowings bear interest at the higher of (i) one of the bank's annual prime rate, and (ii) the federal funds rate plus 0.5%. No borrowings have been made under this line of credit. The Company intends to obtain another line of credit on similar terms after this line expires.

In February 1996, the Company announced that it had approved a discretionary program whereby up to 600,000 shares of its common stock may be repurchased by the Company to offset potential dilutive effects to earnings per share from the issuance of stock options. The Company intends to use existing cash, cash equivalents and short-term investments to finance any such stock repurchases under this program. In 1996, the Company purchased 250,000 shares at a cost of $3,545,000. In the first quarter of 1997, the Company purchased 50,000 shares at a cost of $673,000. In the second quarter of 1997 the Company purchased 89,500 shares at a cost of $1,161,000.

The Company is continually evaluating potential external investments in technologies related to its business and to date has made relatively small investments in GPS related technology companies. There can be no assurance that investments made to date and potential future investments will be successful.

Other Risk Factors

In the past, revenue has tended to fluctuate on a quarterly basis due to the timing of shipments of products under contracts, the sale of license rights and seasonal patterns favoring spring and summer for the Commercial Systems business. However, the seasonal patterns were not repeated in 1996, however, there can be no assurances that prior seasonal revenue trends will be experienced during 1997. A significant portion of the Company's quarterly revenues are derived from orders received and immediately shipped to customers in the last few weeks and days of a quarter. If orders are not received, or shipments are delayed beyond the end of a quarter, operating results would be significantly adversely impacted.

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

* In the longer term, the Company believes that the Software and Component Technologies business unit will comprise a significant portion of the Company's business. The Software and Component Technologies business unit differs in nature from most of the Company's markets because volumes are high and margins relatively low. Software and Component Technologies customers are extremely price sensitive. To the extent, if any, that costs decrease through technological advances, a portion of these cost savings will be passed on to the customer. To compete in the Software and Component Technologies market requires high-volume production and manufacturing techniques. Customers expect high quality standards with very low defect rates. The Company is relatively inexperienced compared to competitors with far greater resources in such high-volume manufacturing and associated support activities. The Company's failure to meet customer expectations in this market could cause the Company to lose customer orders, which could result in a material adverse effect on the Company's operating results.

The Company's stock price is subject to significant volatility. If revenues and/or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price of the Company's stock.

The value of the Company's products relies substantially on the Company's technical innovation in fields in which there are many current patent filings. The Company recognizes that as new patents are issued or are brought to the Company's attention by the holders of such patents, it may be necessary for the Company to withdraw products from the market, take a license from such patent holders, or redesign its products. The Company does not believe any of its products infringe patents or other proprietary rights of third parties, but cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on the Company's revenues or profitability. (See Note 4- Other Litigation:, to the financial statements)

The Company is continually evaluating alliances and external investments in technologies related to its business and has already entered into alliances and made relatively small investments in GPS related technology companies. Acquisitions of companies, divisions of companies, or products and alliances entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, and
(iii) loss of key employees of acquired operations. Any such problems could have a material adverse effect on the Company's business, financial condition and results of operations. No assurances can be given that the Company will not incur problems from current or future alliances, acquisitions, or investments. Furthermore, there can be no assurance that the Company will realize value from any such alliances, acquisitions, or investments.

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

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the company was held in Sunnyvale, California, on May 15, 1997.

At the annual shareholder meeting, an election of Directors was held with the following individuals being elected to the Company's Board of Directors.

                                                       VOTE
                                        -----------------------------------
                                             For               Withheld
     Robert S. Cooper                     20,078,982            379,410
     John B. Goodrich                     20,075,615            382,777
     William Hart                         20,059,077            399,315
     Bradford W. Parkinson                20,064,572            393,820
     Charles R. Trimble                   20,057,789            400,603

Other matters voted upon at the meeting and the results of the voting with respect to each such matter were as follows:

(1) Approval of an increase of 600,000 shares of Common Stock available for issuance under the Company's 1993 Stock Option Plan (16,858,081 in favor, 3,456,518 opposed, 143,793 abstentions, 1,845,522 broker non-votes).

(2) Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1997 ( 20,249,572 in favor, 123,205 opposed, 85,615 abstentions, 0 broker non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                                                                           Page
           A.     Exhibits                                                Number

                  3.7    Bylaws of the Company, as amended.               19-40

                  10.57  Revolving Credit Agreement - Fourth Amendment    41-43

                  11.1   Computation of Earnings Per Share                   44

                  27     Financial Data Schedule                             45

           B.     Report on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TRIMBLE NAVIGATION LIMITED
(Registrant)



By:   /S/Dennis R. Ing
   -------------------------------------------------
         Dennis R. Ing
        (Vice President Finance, Chief Financial
         Officer, and principal financial and principal accounting officer)


DATE:  August  14, 1997