Form 10-Q
period 1997-09-30
TRIMBLE NAVIGATION LTD /CA/
filed 1997-11-12
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

As of September 30, 1997, there were 22,565,900 shares of Common Stock (no par value) outstanding.

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


                                      INDEX
                                                                          Page
PART I.         FINANCIAL INFORMATION                                    Number


   Item 1.           Financial Statements

                     Condensed Consolidated Balance Sheets -
                     September 30, 1997 and December 31, 1996               3

                     Condensed Consolidated Statements of Operations -
                     Three and Nine Months ended September 30, 1997
                     and 1996                                               4

                     Condensed Consolidated Statements of Cash Flows -
                     Nine Months ended September 30, 1997 and 1996          5

                     Notes to Condensed Consolidated Financial
                     Statements                                             6

   Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    9


PART II. OTHER INFORMATION


   Item 6.           Exhibits and Reports on Form 8-K                      18


SIGNATURES                                                                 19

   PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,    December 31,
                                                      1997              1996
-------------------------------------------------------------------------------
 (In thousands)                                   (Unaudited)
  ASSETS
  Current assets:
    Cash and cash equivalents                    $    26,771        $    22,671
    Short term investments                            52,884             59,867
    Accounts and other receivable, net                36,512             34,374
    Inventories                                       47,461             38,858
    Other current assets                               6,061              3,633
                                                -------------     --------------
     Total current assets                            169,689            159,403

    Net property and equipment                        21,955             21,504
    Intangible assets                                  4,007              4,493
    Deferred income taxes                                344                383
    Other assets                                       5,145              4,058
                                                --------------    --------------
      Total assets                               $   201,140        $   189,841
                                                ==============    ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Current portion of long-term debt             $        10              $ 316
   Accounts payable                                   16,162             13,763
   Accrued compensation and benefits                   7,924              6,552
   Customer advances                                     378              3,000
   Accrued liabilities                                 8,991             10,358
   Income taxes payable                                2,352                869
                                                --------------    --------------
     Total current liabilities                        35,817             34,858
                                                --------------    --------------

   Noncurrent portion of long-term debt
    and other liabilities                             30,744             30,938
                                                --------------    --------------
     Total liabilities                                66,561             65,796
                                                --------------    --------------

 Shareholders' equity:
   Common stock                                      129,682            125,535
   Common stock warrants                                 700                700
   Retained earnings (accumulated deficit)             4,283             (2,603)
   Unrealized gain on short term investments              76                 20
   Foreign currency translation adjustment              (162)               393
                                                --------------    --------------
     Total shareholders' equity                      134,579            124,045
                                                --------------    --------------
     Total liabilities and shareholders' equity  $   201,140       $    189,841
                                                ==============   ===============


See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                        Nine Months Ended
                                                       September 30,                            September 30,
                                             -----------------------------------    ---------------------------------------
                                                  1997               1996                 1997                 1996
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

 Total revenue                                      $ 64,719           $ 54,086             $ 194,214            $ 169,410
                                             ----------------   ----------------    ------------------  -------------------

 Operating expenses:
     Cost of sales                                    30,520             27,457 #              91,820               80,506 #
     Research and development                          9,910              9,882                29,024               27,851
     Sales and marketing                              15,145             16,559                44,409               49,472
     General and administrative                        7,571              6,608                21,283               23,075
     Restructuring charges                                 -              2,046                     -                2,046
                                             ----------------   ----------------    ------------------  -------------------
                                                      63,146             62,552               186,536              182,950
                                             ----------------   ----------------    ------------------  -------------------

 Operating income (loss)                               1,573             (8,466)                7,678              (13,540)
                                             ----------------   ----------------    ------------------  -------------------

 Nonoperating income (expense):
     Interest income                                   1,152              1,101                 3,294                3,498
     Interest and other expenses                        (816)            (1,089)               (2,600)              (2,984)
     Foreign exchange gain (loss)                         81                 20                   235                  (73)
                                             ----------------   ----------------    ------------------  -------------------
                                                         417                 32                   929                  441
                                             ----------------   ----------------    ------------------  -------------------

 Income (loss) before income taxes                     1,990             (8,434)                8,607              (13,099)
 Income tax provision (benefit)                          398                400                 1,721                 (534)
                                             ----------------   ----------------    ------------------  -------------------

 Net income (loss)                                   $ 1,592           $ (8,834)              $ 6,886            $ (12,565)
                                             ================   ================    ==================  ===================

 Net income (loss) per share                          $ 0.07            $ (0.40)               $ 0.30              $ (0.58)
                                             ================   ================    ==================  ===================

 Weighted average common and dilutive common
     equivalent shares                                23,163             22,029                22,684               21,833
                                             ================   ================    ==================  ===================


# Included in cost of sales for the three and nine months ended September 30, 1996, are charges totaling $2.175 million related to inventory write-downs



See accompanying notes to condensed consolidated  financial statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                 1997                1996
------------------------------------------------------------------------------------------------
(In thousands)

 Net cash provided (used) by operating activities                   $ 4,484            $ (6,827)
                                                           -----------------   -----------------

 Cash flow from investing activities:
      Purchase of short term investments                            (57,400)            (59,338)
      Maturities of short term investments                           42,575              54,049
      Sales of short term investments                                21,808              15,212
      Equity investments                                               (886)             (1,330)
      Acquisition of property and equipment                          (8,242)             (8,565)
      Capitalized patent expenditures                                  (642)               (569)
                                                           -----------------   -----------------
        Net cash provided (used)  in investing activities            (2,787)               (541)
                                                           -----------------   -----------------

 Cash flow from financing activities:
      Issuance of common stock                                        5,981               3,364
      Repurchase of common stock                                     (1,834)               (799)
      Collection (payment) of notes receivable                       (1,507)                 48
      Payments on long-term debt and revolving
        credit facilities                                              (237)             (1,303)
                                                           -----------------   -----------------
        Net cash provided by financing activities                     2,403               1,310
                                                           -----------------   -----------------

 Net increase (decrease) in cash and cash equivalents                 4,100              (6,058)

 Cash and cash equivalents -- beginning of period                    22,671              29,711
                                                           -----------------   -----------------
 Cash and cash equivalents -- end of period                        $ 26,771            $ 23,653
                                                           =================   =================

 Supplemental disclosures of cash flow information:
      Cash paid (received) during the period for:
        Interest                                                      $ 746               $ 808
        Income taxes (benefit), net of refunds                        $ 271               $ 487

 Supplemental other non-cash investing and financing activities:
       Common stock issued in connection with acquisiton of
       Terra Corporation                                               $ -             $ 2,857

 See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

The condensed consolidated financial statements for the three and nine month periods ended September 30, 1997, and 1996 presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


NOTE 2 - Inventories:

Inventories consist of the following:


                                September 30,           December 31,
                                    1997                    1996
----------------------------------------------------------------------
(In thousands)

Raw materials                      $ 29,202                  $ 24,145
Work-in-process                       7,272                     5,174
Finished goods                       10,987                     9,539
                             ---------------      --------------------
                                   $ 47,461                  $ 38,858
                             ---------------      --------------------

NOTE 3 - New Accounting Standards:

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

NOTE 4 - Restructuring Charge:

During the quarter ended September 30, 1996, the Company recorded a restructuring charge of $2,046,000. Components of this restructuring reserve included employee severance packages, the cost of redundant office space, write downs of idle assets and the costs of moving people.

NOTE 5 - Contingencies:

Shareholder Litigation

On December 6, 1995, two shareholders filed a class action lawsuit against the Company and certain directors and officers of the Company. Subsequent to that date, additional lawsuits were filed by other shareholders. The lawsuits were subsequently amended and consolidated into one complaint which was filed on April 5, 1996. The amended consolidated complaint sought to bring an action as a class action consisting of all persons who purchased the common stock of the Company during the period April 18, 1995, through December 5, 1995 (the "Class Period"). The plaintiffs alleged that the defendants sought to induce the members of the Class to purchase the Company's common stock during the Class Period at artificially inflated prices. The plaintiffs seek recissory or compensatory damages with interest thereon, as well as reasonable attorneys' fees and extraordinary equitable and/or injunctive relief. The Company filed a motion to dismiss, which was heard by the Court on August 16, 1996. The court rejected the plaintiffs' lawsuit, but allowed thirty days to resubmit its complaint. On September 24, 1996, the plaintiffs filed an amended complaint. On April 28, 1997, the Court granted in part, and denied in part, the Company's motion to dismiss. The Court further granted the plaintiffs leave to replead certain dismissed claims. On June 19, 1997 the plaintiffs filed a third amended and consolidated complaint. The Company has filed a motion to dismiss which was heard by the Court on October 24, 1997. The Company does not believe that it is possible to predict the outcome of this litigation.

Other Litigation

In October 1995, an employee who was terminated by the Company in 1992 filed a Complaint against the Company, alleging that his incentive stock options continued to vest subsequent to his termination. He sought damages of approximately $1,000,000. The Company filed a general denial in answer to the Complaint. The trial was concluded on September 25 ,1997 and the jury rendered its verdict in favor of the Company on all causes of action. The judgment is not yet final because the period for appeal has not yet passed. The Company does not believe that an appeal, if any, would be successful.

In September 1996, the British Technology Group ("BTG") brought suit for alleged infringement of its RE.34,004 patent. BTG has also brought suit against two other defendants over the same patent. Trimble terminated its litigation with BTG over U.S. Patent RE. 34,004 ("004 patent). After a series of pre-trial rulings favorable to Trimble, BTG agreed to dismiss its complaint with prejudice. BTG also agreed to release Trimble's receiver architecture that was the subject matter of the lawsuit from liability with respect to any other infringement allegations that BTG might have made in a lawsuit. In return, Trimble agreed to dismiss its counterclaim against BTG. The agreement does not require either party to pay any money to the other and each party is to bear its own costs. An order dismissing BTG's case against Trimble has been entered by Judge Bartle of the federal court of Philadelphia.

NOTE  6 - Line of Credit

In August 1997, the Company entered into a three year $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). This facility replaced the previous two year $30,000,000 unsecured line that was expiring. The Credit Agreement enables the Company to borrow up to $50,000,000 provided that certain financial and other covenants are met. Under a separate agreement the Company has an additional $5,000,000 line of credit provided only by the lead bank for "Letter of Credit" purposes which is also subject to the covenants in the main facility. The Credit Agreement provides for payment of a commitment fee of 0.25% and borrowings to bear interest at 1% over LIBOR if the total funded debt to EBITDA is less than or equal to 1.00 times, 0.3% and borrowings to bear interest at 1.25% over LIBOR if the ratio is greater than
1.00 times and less than or equal to 2.00 times, or 0.4% and borrowings to bear interest at 1.75% over LIBOR if the ratio is greater than 2.00 times. In addition to borrowing at the LIBOR rate, the Company has the right to borrow with interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date, no borrowings have been made under the line. In addition, the Company is restricted from paying dividends under the terms of the Credit Agreement.

Item 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


Revenues

Revenues for the three month and nine month periods ended September 30, 1997, were $64,719,000 and $194,214,000 as compared with $54,086,000 and $169,410,000 in the corresponding 1996 periods. The table below breaks out the Company's revenues by business unit:


                                            Three Months Ended September 30,                 Nine Months Ended September 30,
                                      -----------------------------------------------     --------------------------------------

                                            1997             1996      Increase           1997              1996       Increase
--------------------------------------------------------------------------------------------------------------------------------
(In thousands)

   Commercial Systems                    $ 39,143         $ 35,528          10%        $ 122,305         $ 116,107            5%
   Software & Component Technologies       12,535            9,331          34%           34,321            27,822           23%
   Aerospace                               13,041            9,227          41%           37,588            25,481           48%
                                      ------------  ---------------   ---------     -------------  ----------------  -----------
 Total                                   $ 64,719         $ 54,086          20%        $ 194,214         $ 169,410           15%
                                      ------------  ---------------   ---------     -------------  ----------------  -----------

Commercial Systems

Commercial Systems revenues for the three month and nine month periods ended September 30, 1997 increased in total over the prior year period. In Land Survey sales decreased in the third quarter of 1997, compared to the third quarter of 1996, are due in part to the continued slow down of the European and Japanese economies. Also, new product introductions for Land Survey occurred late in the third quarter of 1997, therefore, certain customers held off on placing orders until the new product introduction.

The decrease in Land Survey sales were offset by an increase in revenues for the third quarter of 1997, as compared to the third quarter of 1996, in the GIS, Precise Positioning, and Tracking vertical markets.

Tracking revenues have increased in the third quarter of 1997 compared to the third quarter of 1996 due to the resumption of shipments in March 1997 to
American Mobile Satellite Corporation (AMSC), a company based in Reston, Virginia, that provides a variety of voice and data services via satellite. The shipments were originally discontinued late in the fourth quarter of 1995 at the request of AMSC, in part due to delays in AMSC's completion of software. On February 20, 1997, an agreement was signed between Trimble and AMSC to resume shipments of Trimble's Galaxy/GPS terminals at the rate of 500 units per month, beginning in March 1997. On August 28, 1997 an amendment to the February 1997 agreement was signed to reduce the number of units shipped per month from 500 units to 250 units per month. Approximately 1,250 and 3,250 units were shipped in the three and nine month periods ending September 30, 1997, respectively.

Software and Component Technologies

Software and Component Technologies revenues increased for the three and nine month periods ended September 30, 1997, as compared with the corresponding periods for 1996 due primarily to the Company receiving $1.8 million from a development agreement in connection with an irrevocable non refundable non recurring engineering fee recorded in the third quarter of 1997 and a $2.2 million technology license from Pioneer Electronic Corporation in connection with the expansion of the original 1992 licensee for in-car navigation technology recorded in the second quarter of 1997.

Aerospace

* Sales of Aerospace products increased for the three and nine month periods ending September 30, 1997, compared to the same periods in 1996 primarily due to the continued increase in sales of the HT 9100, Honeywell Trimble product line. The Company considers its Aerospace products to be a long term growth opportunity. It believes that success in this area will be dependent upon the success of the current strategic alliance with Honeywell.

* Military sales increased slightly in the third quarter of 1997, compared to the third quarter of 1996. Military sales are highly dependent on contracts that are subject to government approval and are, therefore, expected to continue to fluctuate from period to period. The Company believes that opportunities in this market have been substantially reduced by cutbacks in U.S. and foreign military spending.

Revenue third quarter compared to second quarter

Revenues for the three month periods ended September 30, 1997 and June 30, 1997, were $64,719,000 and $68,944,00 respectively. The table below breaks out the Company's revenues by business unit for the three month periods:



                                                Three Months Ended
                                   ---------------------------------------------
                                    September 30,       June 30,       Increase/
                                         1997              1997       (Decrease)
--------------------------------------------------------------------------------
(In thousands)

 Commercial Systems                   $ 39,143         $ 45,042          (13)%
 Software & Component Technologies      12,535           12,209             3%
 Aerospace                              13,041           11,693            12%
                                  ------------    -------------  --------------
 Total                                $ 64,719         $ 68,944           (6)%
                                  ------------    -------------  --------------

Commercial Systems

Commercial Systems revenues decreased between the second and third quarters of 1997 primarily in the Land Survey vertical market due to new product introductions which occurred late in the third quarter of 1997, therefore, certain customers held off on placing orders until the new product introduction.

The decrease in Land Survey sales were offset by an increase in revenues for the third quarter of 1997, as compared to the second quarter of 1997, in the GIS, and Precise Positioning vertical markets.

Software and Component Technologies

Software and Component Technologies slight increase from the third quarter of 1997, as compared to the second quarter of 1997 was due to slightly stronger demand of Software and Component Technologies products.

Aerospace

Aerospace increase in revenues from the third quarter of 1997, as compared to the second quarter of 1997 is primarily due to stronger demand of the HT 9100, Honeywell Trimble product line.

Revenue outside the US

* Sales to unaffiliated customers in locations outside the U.S. comprised approximately 43% and 46% of revenue in the first nine months of 1997 and 1996, respectively. During the first nine months of 1997, the Company experienced lower revenues in Europe in many product lines, and in Japan primarily related to surveying products. The Company anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue and, therefore, the Company is subject to the risks inherent in these sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, tariffs or other barriers. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (S/A) (a method of degrading GPS accuracy), customers in certain foreign markets may be reluctant to purchase products based on GPS technology given the control of GPS by the U.S. Government. The Company's results of operations could be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.


Gross Margin

* Gross margin varies on a quarterly basis due to a number of factors, including product mix, technology license fees, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs and new product start-up costs. Gross margin as a percentage of total product revenue was 53% for both the three and nine month periods ended September 30, 1997, as compared with 49% and 52% in the corresponding 1996 periods. The 1997 margins have been enhanced by the positive impact of non-product revenues recognized from non-recurring engineering fees of $1.8 million in the third quarter and from Pioneer of $2.2 million in the second quarter of 1997. Although, the Company has recorded similar non-recurring items in the past, including $2,080,000 in the first nine months of 1996, there can be no assurance that similar items will recur in the future. In addition the 1996 gross margins were negatively impacted by a $2.2 million write-down related to inventory. Also, the Software and Component Technologies gross margins have improved year over year due to aggressive product cost reductions. There can be no assurance that these margins will be sustained because of mix changes within and among the business units, market pressures on unit selling prices, fluctuations in unit manufacturing costs and other factors. While Commercial Systems products have the highest gross margins of all the Company's products, those margins have decreased primarily in the Land Survey vertical market because the Company has reduced prices on these products in response to competition. The Company expects competition to increase in its Commercial Systems markets and, therefore, it is likely that further price erosion will occur, with consequently lower gross margin percentages in the future.

* The Company also expects that a higher percentage of its business in the future will be conducted through alliances with strategic partners, e.g. Honeywell, Caterpillar and Case. As a result of volume pricing and the assumption of certain operating costs in connection with such partners, margins are likely to be lower than sales directly to end-users.


Operating Expenses

The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:


                                  Three Months Ended September 30,              Nine Months Ended September 30,
                             ------------------------------------------    ----------------------------------------
                                                              Increase/                                 Increase/
                                   1997            1996      (Decrease)       1997           1996      (Decrease)
-------------------------------------------------------------------------------------------------------------------
(In Thousands)

Research and development         $ 9,910          $ 9,882      0.3%       $ 29,024       $ 27,851            4%
Sales and marketing               15,145           16,559       (9)%        44,409         49,472          (10)%
General and administrative         7,571            6,608       15%         21,283         23,075           (8)%
Restructuring charges                  -            2,046     (100)%             -          2,046         (100)%
                             ------------  ---------------             ------------  -------------
     Total                      $ 32,626         $ 35,095       (7)%      $ 94,716       $102,444           (8)%
                             ------------  ---------------             ------------  -------------


Research and Development

Research and development expenses increased slightly in the three and nine month periods ended September 30, 1997, as compared with the corresponding 1996 periods. The higher research and development expense in the 1997 periods are due to an increase in personnel and the related expenses which accompany an increase in the number of employees. The increase in research and development personnel is part of the Company's continuing focus on developing future products.

* The Company expects that a significant portion of its future revenues and operating income will continue to be derived from sales of newly introduced products. Consequently, the Company's future success depends, in part, on its ability to continue to advance product technology and to develop and manufacture new competitive products with high gross profit margins. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that the Company will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the future success of the Company. In addition, certain of the Company's products are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all aviation products. An inability or delay in obtaining such certifications could have an adverse effect on the Company's operating results.

Sales and Marketing

The decreased sales and marketing expenses for the three and nine month periods ended September 30, 1997, as compared with the corresponding periods in 1996 is due primarily to a reduction in headcount and related expenses resulting from the Company's restructuring in September 1996. In addition, the Company experienced decreases in advertising and promotional items incurred by Software and Component Technologies, Aerospace, and Precise Positioning.

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

General and Administrative

The increase in general and administrative expense for the three month period ended September 30, 1997, as compared with the corresponding period for 1996, primarily reflects higher legal expenses as a result of certain litigation matters going to trial in the third quarter of 1997.

The decrease in general and administrative expense for the nine month period ended September 30, 1997, as compared with the corresponding period for 1996, primarily reflects decrease in outside services related to legal fees associated with the certain arbitration and litigation matters during the first half of 1996.

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

Income Taxes

The effective tax rate was 20% for the three and nine months ended September 30, 1997. For the comparable periods in 1996 the effective tax rate was (5)% and 4%. This lower rate was primarily due to operating losses with no currently realizable tax benefit.

Inflation

The effects of inflation on the Company's financial results have not been significant to date.

Liquidity and Capital Resources


* For the nine month period ended September 30, 1997, net cash provided from operating activities was $4,484,000 as compared to cash used of $6,827,00 in the corresponding period in 1996. Cash provided by sales of common stock in 1997 represents the proceeds from purchases made pursuant to the Company's stock option and employee stock purchase plans and totaled $5,981,000 for the nine months ended September 30, 1997. The Company has relied primarily on cash provided by operating and financing activities and net sales of short-term investments to fund capital expenditures, the repurchase the Company's common stock (see further explanation below), and other investing activities. The Company's ability to continue to generate cash from operations will depend in a large part on revenues and the rate of collections of accounts receivable. Management believes that its cash, cash equivalents and short-term investment balances, together with its existing credit line, will be sufficient to meet its anticipated cash needs for at least one year. At September 30, 1997, the Company had cash and cash equivalents of $26,771,000 and short-term investments of $52,884,000.


In August 1997, the Company entered into a three year $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). This facility replaced the previous two year $30,000,000 unsecured line that was expiring. The Credit Agreement enables the Company to borrow up to $50,000,000 provided that certain financial and other covenants are met. Under a separate agreement the Company has an additional $5,000,000 line of credit provided only by the lead bank for "Letter of Credit" purposes which is also subject to the covenants in the main facility. The Credit Agreement provides for payment of a commitment fee of 0.25% and borrowings to bear interest at 1% over LIBOR if the total funded debt to EBITDA is less than or equal to 1.00 times, 0.3% and borrowings to bear interest at 1.25% over LIBOR if the ratio is greater than
1.00 times and less than or equal to 2.00 times, or 0.4% and borrowings to bear interest at 1.75% over LIBOR if the ratio is greater than 2.00 times. In addition to borrowing at the LIBOR rate, the Company has the right to borrow with interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date, no borrowings have been made under the line. In addition, the Company is restricted from paying dividends under the terms of the Credit Agreement.

In February 1996, the Company announced that it had approved a discretionary program whereby up to 600,000 shares of its common stock may be repurchased by the Company to offset potential dilutive effects to earnings per share from the issuance of stock options. The Company intends to use existing cash, cash equivalents and short-term investments to finance any such stock repurchases under this program. In 1996, the Company purchased 250,000 shares at a cost of $3,545,000. In the first two quarters of 1997, the Company purchased a total of 139,500 shares at a cost of $1,834,000. There were no repurchase of Company stock in the third quarter of 1997.

The Company is continually evaluating potential external investments in technologies related to its business and, to date, has made relatively small investments in a number of GPS related technology companies. There can be no assurance that investments made to date and potential future investments will be successful.

Inventory as of September 30, 1997 increased by $8,603,000 from the 1996 year end levels primarily due to new products in Commercial Systems which were introduced late in the third quarter and materials accumulated for the CUGR program in the Aerospace business.

Other Risk Factors

In the past, revenue has tended to fluctuate on a quarterly basis due to the timing of shipments of products under contracts and the sale of license rights and seasonal patterns favoring spring and summer for the Commercial Systems business. However, the seasonal patterns were not repeated in 1996, and there can be no assurances that prior seasonal revenue trends will be experienced in the remainder of 1997. A significant portion of the Company's quarterly revenues are derived from orders received and immediately shipped to customers in the last few weeks and days of a quarter. If orders are not received, or shipments are delayed beyond the end of a quarter, operating results would be significantly adversely impacted.

* The Company has a relatively fixed cost structure in the short term which is determined by the business plans and strategies the Company intends to implement in the markets it addresses. This effectively means that increases or decreases in revenues have more than a proportional impact on net income or losses. The Company estimates that a change in product revenue of $1 million would cause a corresponding change in the Company's earnings per share by 2 to 3 cents.

* The Company believes that the Software and Component Technologies business unit will comprise a significant portion of the Company's business in the future. The Software and Component Technologies business unit differs in nature from most of the Company's markets because volumes are high and margins relatively low. Software and Component Technologies customers are extremely price sensitive. To the extent, if any, that costs decrease through technological advances, a portion of these cost savings will be passed on to the customer. To compete in the Software and Component Technologies market requires high-volume production and manufacturing techniques. Customers expect high quality standards with very low defect rates. The Company is relatively inexperienced compared to competitors with far greater resources in such high-volume manufacturing and associated support activities. The Company's failure to meet customer expectations in this market could cause the Company to lose customer orders, which could result in a material adverse effect on the Company's operating results.

The Company's stock price is subject to significant volatility. If revenues and/or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price of the Company's stock.

The value of the Company's products relies substantially on the Company's technical innovation in fields in which there are many current patent filings. The Company recognizes that as new patents are issued or are brought to the Company's attention by the holders of such patents, it may be necessary for the Company to withdraw products from the market, take a license from such patent holders, or redesign its products. The Company does not believe any of its products infringe patents or other proprietary rights of third parties, but cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on the Company's revenues or profitability. (See Note 5- Contingencies: Other Litigation:, to the financial statements)

The Company is continually evaluating alliances and external investments in technologies related to its business and has already entered into alliances and made relatively small investments in GPS related technology companies. Acquisitions of companies, divisions of companies, or products and alliances entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, and
(iii) loss of key employees of acquired operations. Any such problems could have a material adverse effect on the Company's business, financial condition and results of operations. No assurances can be given that the Company will not incur problems from current or future alliances, acquisitions, or investments. Furthermore, there can be no assurance that the Company will realize value from any such alliances, acquisitions, or investments.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                                                           Page
         A.       Exhibits                                                Number

                    10.58   Revolving Credit Agreement                    20-111

                    11.1    Computation of Earnings (Loss)  Per Share        112

                    27      Financial Data Schedule                          113

         B.       Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

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



DATE:  November 12, 1997