Form 10-K
period 1998-01-02
TRIMBLE NAVIGATION LTD /CA/
filed 1998-03-30
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended January 2, 1998
                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to ___________

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


       Registrant's telephone number, including area code: (408) 481-8000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $430,009,338 as of March 13, 1998, based upon the closing sale price of the common stock on the Nasdaq Stock Market for that date.

     There were 23,243,748 shares of the registrant's Common Stock issued and outstanding as of March 13, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 of Part III incorporate information by reference from the registrant's Proxy Statement for its 1998 Annual Meeting of
Shareholders to be held on May 5, 1998. Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those indicated in the forward-looking statements as a result of the risk factors set forth in, or incorporated by reference into, this report. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) in the left-hand margin of paragraphs containing such material.

                                     PART I

Item 1. Business

General

     Trimble Navigation Limited, a California corporation (Trimble or the Company), is a leader in the emerging markets for satellite-based navigation, position and communication data products using the Global Positioning System
(GPS). Trimble designs, manufactures and markets electronic products that determine precise geographic location. The Company's principal products, which utilize substantial amounts of proprietary software and firmware, are integrated systems for collecting, analyzing and displaying position data in forms optimized for specific end-user applications.

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

Background

     Precise determination of locations both on and above the earth's surface is a fundamental requirement for many human activities. For example, position data is used for navigation on land, sea and air, and to conduct surveys and draw maps. Previous technologies have limited users to simultaneous determination of only two dimensions-latitude and longitude-while altitude and time required separate measurements with different equipment. GPS technology provides users with all of these measurements using one instrument. GPS is a system of 24 orbiting Navstar satellites established and funded by the U.S. Government. On April 27, 1995, GPS was declared to have achieved Full Operational Capability by the U.S. Air Force Space Command. The U.S. Government intends for GPS to complement or replace many other forms of electronic navigation and position data systems. GPS offers major advantages over previous technologies in precision and accuracy with worldwide coverage in three dimensions (in addition to providing time and velocity measurement capabilities).

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

* The usefulness of GPS is dependent on the number and locations of GPS satellites that are above the horizon at any given time. The current deployment of 24 satellites permits three-dimensional worldwide coverage 24 hours a day. However, reception of GPS signals requires line-of-sight visibility between the Navstar satellites and the receiver, which can be blocked by buildings, hills and dense foliage. For the receiver to collect a sufficient signal, each satellite must be above the horizon and the receiver must have a line of sight to at least three satellites to determine its location in two dimensions-latitude and longitude-and at least four satellites to determine its location in three dimensions-latitude, longitude, and altitude. The accuracy of GPS may also be limited by distortion of GPS signals from ionospheric and other atmospheric conditions, and intentional or inadvertent signal interference or Selective Availability (SA). Selective Availability, the largest component of GPS distortion, is controlled by the Department of Defense and is a currently activated, intentional system-wide degradation of stand-alone GPS accuracy from approximately 25 meters to approximately 100 meters. Selective Availability may be implemented by the Department of Defense in order to deny hostile forces the highly accurate position, time and velocity information supplied by GPS. In certain military applications, classified devices are utilized to decode the SA degradation and return accuracies to their original levels.

     By using a technique called "differential GPS" involving two or more GPS receivers, accuracies can currently be improved to approximately one to five meters for navigation and one centimeter for survey applications, even in the presence of SA. This technique compensates for a number of potential measurement distortions, including distortions caused by ionospheric and other atmospheric conditions, as well as distortions intentionally introduced into the satellite data itself, such as SA. Differential GPS involves placing one receiver at a known location and continuously comparing its calculated location with its known location to measure distortions in the signal transmission and errors in the satellite data. At any one time, such distortions and errors are reasonably constant over large areas, so that one or more remote GPS receivers can use these measurements to correct their own position calculations. Measurement corrections can be transmitted either in real-time over a suitable communication link such as radio or telephone, or integrated later with accumulated data, as is frequently the practice in survey applications.

     Each of Trimble's GPS products is based on proprietary GPS receivers. Trimble's GPS receivers are capable of tracking all satellites in view and automatically selecting the optimum combination of satellites necessary to provide the most accurate set of measurements possible. Communications and computational modules, such as databases, database management systems, radio and other communication equipment and various user interfaces, are added to these receivers to create fully integrated application solutions.

     Navstar satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites have design lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. To repair damaged or malfunctioning satellites is not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period of time, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. However, the 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access and use for the consumer, civilian and commercial use has a solid foundation in law. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products would have a material adverse effect on the Company's financial results. In 1995, certain European government organizations expressed concern regarding the susceptibility of GPS equipment to intentional or inadvertent signal interference. Such concern could translate into reduced demand for GPS products in certain geographic regions in the future.

Business Strategy

     The Company sees GPS as an information utility. In order to exploit the wide range of applications made possible by this information utility, the Company has implemented the following strategies:

* Targeted markets. The Company targets specific markets for its GPS products based on end-user applications. The Company believes that by adding application-specific features and functionality to its GPS technology, it can deliver value-added products into its targeted markets. To date, the Company has identified markets that it believes represent significant economic opportunities due to the broad range of potential applications for accurate and cost-effective position, velocity and time information. The Company also continuously seeks to identify new markets into which GPS products and systems can be introduced. The Company believes that its continued growth will depend in large part on its ability to identify and penetrate new markets for GPS applications.

     Differentiated Product Solutions. The Company seeks to establish and sustain leadership in its targeted markets by offering products that are differentiated through software, firmware, customized user interfaces and the Company's service and support. Where feasible, the Company emphasizes application-specific systems that solve specific sets of problems in its various markets. The Company believes that a substantial portion of the value of its products is derived from the firmware that is embedded in the product or software provided, along with the product for post-processing applications. In addition, the Company incorporates other technologies into some of its products, such as communications, computational capabilities and non-GPS positioning technologies in order to optimize product features for specific markets.

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

*    Multichannel Distribution. The Company seeks direct communication with its customers in order to develop and modify its product designs as necessary to maximize utility and payback to the user. Trimble has built a worldwide sales and service organization of Company employees, distributors and dealers for each major market it addresses. In addition, the Company intends to continue to develop new, and to strengthen existing, alliances and OEM relationships with established foreign and domestic companies as part of its strategy to penetrate certain targeted markets. The Company has pursued such alliances with several companies in various markets, including Philips Car Systems, Pioneer Electronics Corporation, Delco Electronics and Xanavi Informatics Corporation in car navigation; Honeywell Inc. in aviation and military; E-systems, Inc. in transit; PRC Public Sector, Inc. in public safety; Adobe Systems Incorporated and Intel Corporation in the emerging consumer applications area; American Mobile Satellite Corporation in long-haul fleet management; Caterpillar, Inc. in mining and construction; and Case Corporation for agricultural applications.

     Integration with Communication Technologies. GPS technology is increasingly being integrated with wireless communication technologies, offering economic and strategic advantages in areas such as navigation, vehicle fleet management, long-haul trucking and public safety. Accordingly, the Company is currently devoting research and development efforts to products that integrate the Company's proprietary GPS receivers with wireless communication technologies.

Markets

     Trimble currently addresses multiple markets for the application of GPS technology, which the Company has divided into three business units: Commercial Systems, Software and Component Technologies (including OEM) and Aerospace. Though the Company believes that these markets have growth potential for sales of GPS products, there can be no assurance that such markets will continue to develop, particularly given that GPS-based systems are still in an early stage of adoption in some of these markets. The Company's future growth will depend on the timely development of the markets in which the Company currently competes, and on the Company's ability to continue to identify and exploit new markets for its products. Each business unit is managed by a vice president who has responsibility for strategy, marketing, manufacturing, product development and financial performance. The business units are further split into vertical markets that address specific product markets.

Commercial Systems

     The  Commercial  Systems  business unit consists of the following  vertical
markets:  Land  Survey;   Mapping  and  GIS  Systems;   Mobile  Positioning  and
Communications; Marine; and Precise Positioning.

     Land Survey. Surveying involves establishing precise points and boundaries for legal and construction purposes. It consists primarily of collecting and processing position information. Typically, surveying accuracy is expected to be within a centimeter. The Company believes that its products substantially reduce the cost, time, and number of people required to obtain and process surveying and mapping data points for a given level of accuracy, compared to optical and laser products. Applications, which the Company addresses in the surveying market, include control surveying, construction and engineering surveying, route surveying and geodetic research. GPS does not require line-of-sight between land-based reference points and is not affected by most adverse weather conditions (as compared to traditional methods such as optical or laser measurements), providing advantages in many survey applications.

     The Company's GPS surveying products lead the control surveying instrumentation market. Control surveying is the precise determination of the location of local geodetic reference points from which further local surveying can be based. The GPS technique has reduced the cost of establishing control points, compared to conventional techniques, and has become the preferred technology for conducting control surveying.

     The Company's surveying products are also used in large-scale construction projects, such as new housing developments or public works projects, in which the position of a large number of points needs to be cost-effectively established. Trimble products are particularly efficient for applications in areas with ground-level obstructions to visibility. Trimble also supplies route surveying markets, which require a cost-and time-effective means of precisely locating a large number of points and physical features along routes and rights-of-way, such as roads, pipelines, and telephone and power lines. The Company has introduced a product with kinematic data collection features, which provides the capabilities for surveying applications while the equipment is in motion. This kinematic product is targeted at the engineering and topographic surveying markets, which represent a major portion of the overall surveying market. Through the use of the kinematic GPS surveying technique, large numbers of points can be rapidly measured to accuracies approaching those for control surveying. The kinematic product allows one surveyor, on foot, to collect data enabling creation of a construction-grade topographic map.

     With conventional post-processed GPS techniques, GPS satellite signal data are collected at the point, but the point coordinates aren't actually determined until later, back in the office on a personal computer with specialized software. In 1993 the Company introduced "real-time" GPS surveying instrumentation. With real-time GPS surveying, the point coordinates are generated virtually instantaneously as the surveyor surveys or "occupies" the point. Compared to traditional post-processed GPS surveying and conventional optical-based land surveying techniques (which can also generate centimeter-level coordinates as the point is surveyed), real-time GPS surveying allows surveyors to enjoy the many field logistics advantages of GPS, such as saving time by eliminating the data processing step in the office. The advantages and cost savings of real-time GPS surveying results in large productivity gains for surveyors when compared to both traditional post-processed GPS and conventional surveying techniques.

     In addition to serving the commercial surveying market, GPS has become a standard technique for geodetic research. Research geodesists have found that long baseline accuracies using GPS are significantly greater than those obtainable with optical and electronic distance-measuring equipment. This capability has led to programs to remeasure previous geodetic control points to sharply increase precision and eliminate errors. High accuracy has also created a significant market for GPS in seismic research where earth movements of less than one centimeter can now be measured and monitored.

     In the surveying market, the Company faces growing competition from other GPS vendors, such as Ashtech, Inc. (now part of Magellan via Orbital Sciences
Corp), and NovAtel Inc.; and from vendors of traditional optical surveying products, such as Leica AG, Sokkia Company, Ltd., Karl Zeiss, and Spectra Precision of which all have entered the GPS surveying market and are introducing GPS products of their own.

     Mapping and GIS Systems. For mapping applications, large amounts of position and attribute data (such as color, size and condition of the object) must be obtained. Compared to surveying, mapping involves more extensive but less precise location and plotting of geographical and man-made features. Mapping applications include large-scale mapping of geographic and man-made features, data collection for Geographic Information Systems (GIS) databases, natural resource management and ground contour mapping. Required accuracies are typically from twenty-five centimeters to three meters.

     Currently, large-scale accurate mapping is usually accomplished by photogrammetric analysis of aerial photographs, a complex and expensive technique. The Company supplies the mapping market with its products, enabling the user to capture position data while in aircraft, or traversing terrain on foot or in a vehicle. The Company is also developing additional products for the mapping market. The Company believes that these products can lower the cost of position and attribute data collection.

     GIS databases are used by federal, state, county, and city governments and by utility companies for a variety of applications requiring accurate information on the location of natural resources and municipal infrastructure, such as utilities and transport networks. Currently, building such a database requires time-consuming compilation of data from numerous existing maps and digitized photographs, as well as costly physical surveys. The Company's products, used in connection with commercially available databases, have the potential to reduce substantially the cost of constructing GIS databases and to increase their accuracy.

     In the mapping market, the Company faces competition from Ashtech, Inc. (now part of Magellan via Orbital Sciences Corp), NovAtel Inc., CMT, Inc., Garmin Corporation, Magellan Corporation (a subsidiary of Orbital Sciences Corporation), Motorola, Inc., Sokkia Company, Ltd., and others. Competition in the mapping market has increased as competitors have introduced new products.

     Mobile Positioning and Communications. The Company is an established leader in providing tracking and communications products in the public safety, long haul trucking, and marine markets. These products typically include GPS, combined with conventional radios or satellite communications, and application software for use in the vehicles and at a base station. The software generally addresses the need for map displays, communications control, vehicle monitoring, and messaging. These products are used in a variety of fleets, such as transit buses, police cars, fire trucks, ambulances, trucking, and ships. In some instances the Company provides additional services such as training, installation, custom features, and program management. More recently, the Company has introduced similar products for trunked radio and cellular communications which are addressing productivity and security needs in the commercial fleet markets.

     In some instances, the Company markets its products directly to end-users, but the large majority of its products are sold through resellers. Direct sales to end-users are focused on opportunities in which the Company's standard products closely match the customer's requirements. Public sector sales often require significant customization, and the Company uses integrator partners such as E-Systems, IBM, and Motorola to interface directly with the end-user. Other tracking and communication products are sold through OEM integrators and value-added resellers, some of whom address the international market.

     The public sector customers are highly dependent on government funding for fleet modernization. Capital equipment funding for U.S. public transit operators comes primarily from congressional appropriations under the Intermodal Surface Transportation Efficiency Act. Public safety organizations are dependent largely on local government funding. Failure of the funding authorities to appropriate funds for these purposes could have substantial impact on the Company's future revenue.

     Because the availability of GPS is still new, its use and subsequent benefits have not been understood by the broad vehicle tracking market. The Company must therefore devote considerable resources to communicating these GPS benefits and to educating the market. This market education requirement could result in a delay in market development and growth.

     In addition, because the Company is involved in these market segments at the component, subsystem, and system level, other companies, such as Motorola and Qualcomm, have at various times been both customers and competitors. The Company believes that its GPS and data communications management technologies are superior to those of its competitors in these market segments. The Company intends to leverage its GPS technology to continue to supply these market segments at the component, subsystem and system levels. However, there is significant competition, and since the markets and products are in the early phases of their maturity, with competition that has far greater resources and is well established in these markets, there is no assurance that the Company will be successful in its effort.

     In the Mobile Positioning and Communications market, the Company faces competition from Rockwell International Corp., AutoTrac, Thrane & Thrane, Motorola, Inc., Coded Communication, QUALCOMM Incorporated, Orbital Sciences Corporation, and others.

     Marine. Trimble has pioneered GPS in many marine markets and is an active leader in the marine navigation, marine survey and marine construction markets.

     Trimble's GPS receivers are used on recreational, commercial, research, and military vessels to provide real-time latitude, longitude, time, course and speed information. This data may be displayed on digital readouts or graphic displays and may be integrated with other on-board electronic mapping databases to indicate vessel position and performance in an easily understood manner. The Company's navigation products conform to a number of international standards, making them capable of providing navigation information to other on-board equipment such as radars and autopilots. The Company faces competition in the GPS commercial and recreational marine navigation market from manufacturers such as Northstar (subsidiary of Canadian Marconi Corp.) and Leica AG.

     Marine survey, which is concerned with precise, dynamic positioning, includes such activities as oil exploration, hydrographic surveys, environmental surveys, marine construction, cable and pipe laying, dredging, barge positioning, ship trialing and many others. The Company provides complete software solutions that utilize its GPS sensors, often in conjunction with other equipment, for many of these applications. Trimble's marine survey activities also include the design and marketing of MSK Radiobeacon Differential GPS (DGPS) reference stations, and equipment to monitor the integrity of DGPS broadcasts.

     In marine survey and marine construction applications, the Company faces competition from CSI, Sercel, Leica, Ashtech, Inc. (now part of Magellan via Orbital Sciences Corp), and Coastal Engineering.

     Precise Positioning. Trimble's GPS receivers and data communications products are used on machine-type vehicles to provide real-time positioning and other key information for the vehicle operator. This information may be displayed on digital readouts or graphic displays and may be integrated with other on-board electronic information systems to guide and indicate machine position and performance in an easily understood manner. As the availability of highly accurate, cost-effective and robust real-time GPS solutions has increased, numerous potential machine guidance and control applications have been identified. Among the emerging applications on large, mobile field machines are precision farming equipment, mining equipment, construction machinery and aerial spraying.

     Guidance and control of large, mobile field machines has traditionally been done by the machine operator without the aid of advanced navigation and positioning technology. Lasers have been used on a limited, though increasing, basis for some applications. These traditional techniques have frequently proven less than optimal because they are limited to positioning in elevation, or have complex methods for horizontal guidance. Lasers, for example, provide good vertical height information but are not inherently well-suited to three dimensional position information and rely on line-of-sight to function effectively. As field machinery is very expensive to own and operate, maximizing efficiency is paramount and even small productivity gains can have significant economic returns. GPS has the potential to provide more accurate and robust positioning information. When this information is used in conjunction with other critical information about the materials being worked on, such as location of target ores, overall operational efficiency can increase.

     Products, including sensors and systems, are marketed to OEMs, systems integrators and directly to end-users. Because some mobile machine markets are dominated by a relatively small number of OEMs, success can be influenced by the ability to maintain favorable relationships with selected OEMs. Currently, Trimble has established a relationship with many of these OEMs, including Caterpillar Inc. and Case Corporation. However, this type of dependency on key OEMs results in a measure of risk in this type of business.

     Since the applicability of GPS for these types of applications is still new, its use and subsequent benefits are not yet widely understood or adapted. The Company must, therefore, devote significant efforts to educating the market and evangelizing the advantages of GPS in these applications. This can result in a delay in market development.

     The Company faces competition from traditional GPS manufacturers such as Ashtech, Inc. (now part of Magellan via Orbital Sciences Corp), Leica AG, and NovAtel Inc., as well as from established, laser-based integrated system providers.

Software and Component Technologies (including OEM)

     The Software and Component Technologies (SCT) business unit consists of four vertical markets: Embedded GPS, Automotive, Timing, and Consumer. In addition, this business unit is responsible for developing software licenses and other rights for the use of GPS to third parties.

     The Company's SCT group has built a leadership position in the worldwide market for embedded GPS products. Already in its seventh-generation design, SCT products provide full-function, high-performance embedded GPS engines for systems integrators. The extensive range of GPS products is used in such diverse applications as car navigation, vehicle and high-value cargo tracking, precision agriculture, mobile computing, and synchronization of communications networks.

     Trimble's SCT Group has a reputation for providing high-performance products, high-level technical support, and custom product engineering. Trimble continues to maintain leadership in the embedded GPS board market for tracking applications, thus securing a strong position through partnerships with key customers. In the tracking market, new applications such as safety, loss prevention, and emergency assistance systems continue to emerge as a result of the increased availability of smaller-sized and lower power boards. Trimble's SCT group provides key technology for these applications.

* According to the U.S. GPS Industry Council, the car navigation market is expected to grow to $3 billion by 2000. Trimble with approximately 30 percent of the world-wide market is at the center of this fast growing sector of the GPS industry. Trimble supplies GPS boards, chipsets, and licenses technology to some of the leading automotive electronics suppliers, including Xanavi Informatics Corporation; Philips Car Systems; Pioneer Electronics; Magneti Marelli; VDO Car Communication (a division of the Mannesmann Group); and Blaupunkt (a wholly owned subsidiary of Robert Bosch GMBH). Trimble is also part of the reference design for Intel's initiative to develop in-car Pentium processor-based computing, and Microsoft's Auto PC platform.

     The growth and expansion of data and wireless communication networks has increased the need for GPS timing products. Trimble's timing products are popular with system integrators who require reliable, precise synchronization of wireless network infrastructure. By accessing the cesium clocks on board the GPS satellites, a GPS receiver can provide atomic clock accuracy at a fraction of the cost of rubidium. Trimble's SCT group provides technically advanced timing products to major infrastructure providers in this market, such as Nortel. Such timing products range from smart antennas, a GPS receiver combined with an antenna in one enclosure, to a time and frequency output device, Thunderbolt GPS disciplined clock.

     Competitors in the embedded GPS board market are Motorola, Inc., Japan Radio Corporation, Rockwell International Corporation, and others.

Aerospace

     The Aerospace business unit consists of the Commercial Avionics Systems, General Aviation Avionics Systems and Military and Advanced Systems businesses.

     During 1994, the Federal Aviation Administration (FAA) adopted a policy establishing GPS as the future standard for aviation navigation and initiated the Wide Area Augmented System (WAAS) program to allow the use of GPS for primary navigation and precision approaches by 1998. This followed the December 1992 FAA publication of certification procedures that allow the use of GPS as a supplemental source of navigation information for aircraft operating under Instrument Flight Rules (IFR). In 1995, the FAA published procedures for approving GPS as a primary means of navigation for oceanic flights.

     Commercial Avionics Systems. The Company was the first to certify its equipment under the regulations, as discussed above. The Company also has certified equipment that is used in conjunction with other FAA certified navigation systems incorporating Omega and LORAN-C capabilities. Currently, the Company believes it has received FAA Certification for the Technical Standard Order C-129, covering more products than any competitor.

     The Company believes that GPS has significant advantages in terms of accuracy and coverage over current primary and supplemental systems. During 1994, the U.S. Government issued statements to the International Civil Aviation Organization (ICAO) guaranteeing the GPS signal for a minimum of 10 years. In addition, GPS technology faces competition from more mature and established technologies that are currently in widespread use and have in place the infrastructure required for administering these systems.

* Currently, the primary FAA required navigation system is the VOR/DME system, a ground-based transmitter network. The Company believes GPS has the potential to replace VOR/DME as the primary FAA and ICAO-required navigation system. The range for VOR/DME is limited to 50 to 150 miles, line of sight from a transmitter, leaving large areas of the world uncovered, including significant portions of the airspace within the U.S. Though VOR/DME accuracy is adequate for two-dimensional navigation, GPS provides greater accuracy while also providing precise timing information.

* Aviation navigation also currently utilizes supplemental technologies to VOR/DME, including LORAN C, Omega, Inertial Navigation Systems (INS) and GPS. The Company believes GPS will eventually replace all these technologies as the primary and sole means of aircraft navigation. The Omega system was decommissioned during 1997 and LORAN C is scheduled for decommission by the end of this decade. INS units are useable anywhere in the world, but they cost as much as $150,000 per unit and multiple units are often required. GPS provides greater accuracy than INS and provides worldwide coverage as well. In addition, GPS has the additional advantages of having lower maintenance costs than existing navigation systems, and GPS can be used in remote regions of the globe without additional infrastructure investment.

     The Company has recognized the potential of GPS for aviation and, in addition to airborne navigation and flight management units, is also pursuing GPS technology in flight trajectory truth systems, tracking systems, sensors and other aviation applications. During 1995, the Company began an alliance with Honeywell Incorporated, a major supplier of aviation equipment, to produce
GPS-based equipment for the air transport, commercial and business aviation markets.

* The Company's strategy for Commercial Avionics Systems is to build on its advanced position in GPS navigation as the foundation for developing full lines of avionics products. Trimble acquired the assets of Terra Corporation in 1996, and continues to market those products under the brand Terra by Trimble. In addition, technology acquired in the Terra acquisition is helping the Company to build new avionics product lines, including TrimLine, which was announced during 1997. This new line of aircraft audio panels, communication radios, navigation radios, transponders, and displays will be targeted to OEM and retrofit customers of general aviation aircraft. The Company also expects to develop a leadership position in future advances in aircraft communications and surveillance. These two areas, in combination with the navigation revolution enabled by GPS, is changing the fundamental architecture of airspace management worldwide. The Company expects product innovation and market growth to continue well into the next century as modern Communication/Navigation/Surveillance (CNS) is implemented.

     Competition in the Commercial Avionics Systems market comes from manufacturers of GPS products, as well as traditional navigation and flight management system manufacturers. Competing manufacturers of GPS products include Rockwell Collins, AlliedSignal Aerospace (through its Electronics & Avionics Systems Division), Universal Navigation Corporation, Canadian Marconi Company (a subsidiary of the General Electric Company plc), Garmin Corporation, Northstar Avionics (a subsidiary of Canadian Marconi), IIMorrow, Inc. (a division of United Parcel Service of America, Inc.), and Magellan Corporation (a subsidiary of Orbital Sciences Corporation). Traditional navigation and flight management system manufacturers include Honeywell Incorporated, AlliedSignal Aerospace (through its Air Transport Avionics Division) and Smiths Industries. Competition in the flight trajectory truth system is from Ashtech, Inc. (now part of Magellan via Orbital Sciences Corp), and in the tracking system from ARNAV.

     Military and Advanced Systems. The Company has been developing GPS receivers for aerospace and military applications since 1986. The Company's approach to the market has been as a commercial manufacturer of GPS electronics, modified and enhanced for military use. The Aerospace business unit designs and manufactures GPS equipment capable of utilizing the civilian C/A code, as well as the P(Y) code reserved for users authorized by the United States Department of Defense. These Precise Positioning Service (PPS) receivers provide authorized users with GPS equipment that removes the effects of Selective Availability (allowing higher accuracy), and includes anti-spoofing protection and additional immunity from jamming signals. The Company sells equipment to the United States Department of Defense, aerospace prime contractors, and foreign military organizations.

     Applications of GPS in aerospace and military markets include ground vehicles, handheld units, military aircraft, missiles, unmanned air vehicles, and navy vessels. Military GPS equipment efficiently provides accurate position, velocity, and timing information to and from battlefield management systems that coordinate and control the deployment of equipment and personnel.

     The  Company's  Military and Advanced  Systems  strategy is to build on its advanced position in GPS technology as the foundation for developing partnerships with major military manufacturers and to offer complete airborne and ground- based, time and positioning solutions for military and aerospace applications. In these markets, Trimble competes, partners, and subcontracts with a number of companies, some of which have substantially greater financial and marketing resources, and substantial experience and resources devoted to military sales. Interstate Electronics (subsidiary of Figgie International), Magnavox (subsidiary of Hughes), Raytheon, Litton Industries, and Rockwell
International Corp., as well as a number of European companies, manufacture products that are competitive with the Company's military products.

     Military sales are subject to various uncertainties, including the timing and availability of funding for U.S. and foreign military contracts, and the competitive nature of government contracting in general. There is no assurance that the Company will be awarded future U.S. military contracts. In addition, the U.S. government retains the right to impose restrictions on the sale of GPS products to foreign military organizations at any time.

Products

The following is a list of the Company's principal products, organized by its strategic markets:

Commercial Systems Products

Land Survey Products
--------------------

     4000 Series. Historically one of the Company's most successful product lines, the 4000 series GPS receivers and their associated GPS antennas are instruments that, in the survey mode, provide position information that is accurate down to 5mm. The Company offers survey grade 4000 series receivers that use the L1 frequency (i.e., single frequency receivers) and both the L1 and L2 frequencies (i.e., dual frequency receivers) broadcast by the Navstar satellites. Dual frequency receivers offer users greater productivity and, in some cases, better accuracy, especially over longer distances. Single frequency receivers are less costly and include the 4600 and 4000Si receivers. Dual frequency receivers include the 4000SSi, 4400, and 4800. Products differ from one another in their form factor and in certain specific functions that they provide the surveyor. The units can be used in either a real-time mode (positions are generated virtually instantaneously for the surveyor as he or she surveys a point), or in a post-processing mode (in post-processing, raw satellite data are collected and stored for subsequent processing on a computer utilizing specialized software).

     GPS Total Station. In 1994 Trimble introduced the GPS Total Station surveying system. This complete surveying system consists of two or more survey grade GPS receivers (for example 4000SSi's), GPS antennas, a handheld Survey Controller for managing the real-time GPS survey and collecting coordinates as a land survey is conducted, plus radio modems for transmitting data between the GPS receivers. One receiver is used as a base station and the other as a "rover" that a surveyor carries around in order to survey individual points. The system incorporates advanced features that make real-time GPS surveying practical as an everyday surveying technique. The GPS Total Station 4800, introduced in 1997, is a highly compact system that integrates all of its rover elements onto a single lightweight pole, thereby eliminating the need for a backpack and any cables strung between the surveyor and the survey pole. The GPS Total Station 4400 and 4000 each utilize a separate GPS antenna that can offer logistical advantages in certain situations. The system's advanced handheld controller, the TSC1, is designed and manufactured by the Company.

     GPSurvey, Trimble Survey Office, Survey Controller and TRIMMAP software. GPSurvey, Trimble Survey Office and TRIMMAP are PC-based office software suites that provide surveyors with the tools they need to complete their GPS surveying projects. GPSurvey post-processes data collected in the field and provides the user with finished data sets and reports. GPSurvey also includes project planning and network adjustment capabilities. Trimble Survey Office manages data collected by real-time GPS and conventional optical survey methods, and reduces the data into finished data sets. TRIMMAP software includes many specific surveying modules that use the finished data for such applications as drawing contour maps or creating profiles. Survey Controller software resides on the TSC1 handheld and is used to control and manage survey tasks in the field. All of these products are generally sold as part of survey product systems.

     Trimble Exchange. Trimble Exchange for Microsoft Windows based software is an aid for civil engineers, project engineers, and surveyors to achieve high levels of accuracy and productivity when staking out with Trimble's GPS systems. The Trimble Exchange software converts design data from highway design systems into a suitable format for loading into a Trimble handheld Survey Controller, which is then combined with a Trimble GPS Total Station system for higher productivity. The Trimble Exchange software offers significant improvements in efficiency by dramatically reducing the time spent transferring data from the client's construction design package to a usable GPS format.

     TRIMTALK and TRIMMARK Radios. These radio modems are used for real-time GPS applications. They provide broadcast and receive functions for VHF, UHF and 900 MHz spread spectrum data transmission, and they operate at baud rates sufficient to carry the data needed for real-time GPS survey applications. These products are sold as part of survey product systems.

Mapping and GIS Products
------------------------

     Mapping and GIS Systems. The Company's products are typically used for mapping and GPS/GIS data collection in such markets as utilities, natural resources, urban and municipal government, environmental and scientific monitoring, and public safety.

     Pathfinder Pro Family. The GPS Pathfinder Pro XR/XRS system's integrated real-time positioning capabilities allow the user to collect, relocate and update geographic information with an accuracy of better than one meter. When combined with Trimble's handheld Asset Surveyor or pen computer-based ASPEN software, the Pro XR/XRS offers a complete system for real-time mapping and GPS/GIS data collection.

     Pathfinder Card. The GPS Pathfinder Card is a GPS receiver, in an industry-standard PC Card format, that is capable of collecting data with an accuracy of 1 to 3 meters. The GeoExplorer II is a self-contained handheld system offering submeter mapping and GPS/GIS data collection at a reduced cost.

     The GPS positions and descriptive information collected by each of these systems are downloaded to a personal computer using Trimble's Pathfinder Office software, where the information can be processed, edited, and plotted or output into standard GIS, CAD and database formats.

Mobile Positioning and Communications Products

     The Company offers a line of products designed to meet many of the needs of customers desiring to track mobile assets using wireless communications. These products include GPS receivers, and GPS receivers integrated with other technologies such as dead reckoning, industry specific applications processors, mobile radio modems, cellular telephones, satellite communications, mobile data terminals, communications control software, and automatic vehicle location (AVL) display software.

     GPS Receivers. The Company's tracking product line includes the Placer GPS 400 (a stand-alone receiver) and the Placer 450 family (receivers configurable for fleet tracking applications). The Placer 455 is a GPS receiver integrated with a gyroscope and an odometer interface.

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

     Public Sector Services.  In some public safety  opportunities,  the Company
provides  certain  services   including   training,   equipment   installations,
integration of third party radios and computers and program management.

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

Marine Products
---------------

     NT Series. This is a series of three marine GPS navigation products that provide position and graphical steering information on a high-resolution LCD display. The models in the NT Series provide a range of price and performance to satisfy the needs of a wide range of customers. The high-end version of this product includes a built-in differential receiver. The NT 200D receives international standard differential corrections that are broadcast on the marine beacon band, and which greatly improve the accuracy of the position and velocity solution. The NT Series GPS is sold to recreational boaters, coast guards, navies, workboat operators, shipping lines and operators of commercial fishing fleets.

     NT300D. This product is a high resolution display which can be added to the single frequency GPS and dual channel DGPS receivers, which provides navigation and positioning features. The NT300D is ideal for many marine survey applications.

     7400RSi/DSi. The marine versions of the 7400 series products bring centimeter level accuracy to the marine environment for the first time. The 7400 series products utilize Trimble's Real-Time Kinematic/On The Fly (RTK/OTF) technology to achieve high accuracy even in the dynamic and fluid marine environment by removing the need for static calibration stations. The dynamic performance of the 7400 RSi/DSi GPS sensors makes it suited for applications such as the control and docking of high-speed ferries and the positioning of large marine structures, such as bridge spans for marine construction.

     4000RSi/DSi. The 4000 series products provide sub-meter accuracy and are suited to marine survey applications that do not require the performance of the 7400 series products described above. The 4000 series GPS sensors address a broad segment of the marine survey market and provide customers with a choice of price and performance in GPS sensors. The 4000 series products also integrate well with total solutions, such as Hydro and Target: Structures products, discussed below. The 4000 series products also form the basis of Trimble's DGPS MSK Reference Station and Integrity Monitoring offerings, which comply with internationally accepted Radio Technical Committee Marine (RTCM) standards for broadcast on radio beacon frequencies. Trimble equipment is in use in more than 20 countries, broadcasting DGPS corrections and monitoring their integrity.

     DSM. These products are GPS sensors and reference stations targeted mainly to value-added resellers. They provide a source of accurate GPS data in the form of a "black box". The DSM allows for comprehensive custom solutions developed by third parties.

     Hydro. This software program provides total solutions for many marine survey applications. It provides the capability to integrate the best of Trimble designed and built GPS sensors with additional equipment, such as depth sounders, to provide customers with highly customizable solutions to a wide range of marine survey and construction challenges. The newest program in this line is HydroPro, which is a Windows 95 and Windows NT software suite.

     Target: Structures. This Windows and Windows NT based program provides for precise positioning of large mobile offshore structures or platforms. Utilizing real-time GPS receivers such as the 7400RSi and 7400DSi, this innovative software enables barge and crane operators to efficiently and safely guide large structures to any target location for marine contruction.

Precise Positioning Products
-----------------------------

     7400MSi. The rugged 7400MSi is designed specifically for dynamic machine guidance and control applications. Centimeter-level position updates are computed five times per second, ensuring the response and accuracy necessary for precise dynamic applications on moving equipment.

     Eurocard DSM. The Eurocard DSM is based on Trimble's advanced low-power, low-noise, high-accuracy Maxwell chip technology. Advanced carrier-aided filtering techniques applied to exceptionally low-noise C/A code measurements are used to generate real-time, sub-meter differential (DGPS) positions at a maximum rate of 10 Hz, even under challenging conditions.

     BenchGuide. The Trimble BenchGuide system provides mining machine operators with precision GPS-based guidance in locating correct bench or terrain elevations without using survey stakes. It can be used with Trimble radio modems, and it provides accurate, low-latency GPS positions in a local coordinate system. BenchGuide provides numerous benefits over traditional bench elevation systems. It is maintenance free and operates in bad weather or under dusty conditions that limit the range of other systems.

     TRIMCOMM 900. The rugged TRIMCOMM 900 is a high-speed data radio link for real-time differential and real-time kinematic (RTK) GPS solutions, and is ideal for machine guidance applications. It provides a versatile means of establishing a wireless broadcast network, supporting up to four repeaters for extended coverage. A dual port TRIMCOMM 900 makes it possible to maintain two-way communications throughout the coverage area, allowing real-time machine position and office design information updates.

     TrimFlight. TrimFlight is a sub-meter guidance, logging, and mapping system for aircraft that provides assurance of proper application of farm chemicals when used in crop spraying. TrimFlight eliminates the need for human flaggers and it generates reports and maps providing flight information and the exact location of application. TrimFlight's computer interface allows for integration to other applications, such as photogrammetry and remote sensing. TrimFlight data is compatible with most major GIS software.

     AgGPS 122.  The AgGPS 122 is a combined  MSK  beacon and  differential  GPS
receiver  for  sub-meter  agricultural  positioning  applications.   The  system
integrates with other devices such as harvest yield monitors.

     AgGPS 132. The AgGPS 132 is a combined MSK beacon and differential GPS receiver plus an L-band satellite differential receiver, all in one system. The system integrates with other devices, such as harvest yield monitors, and can provide sub-meter positions which can be output to yield monitors, variable rate planters, application controllers and field computers. A Parallel Swathing Option further enhances productivity, especially in low-visibility conditions and reduces operator fatigue.

Software And Component Technologies Products

Embedded and Automotive Products
--------------------------------

     ACE GPS Module. The newest miniature board product is the ACE GPS Module. This powerful 8-channel architecture, with the popular Core Module form factor, is designed for applications requiring high performance at low cost. ACE GPS delivers fast GPS signal acquisition and low power consumption, making it ideal for mobile and battery-powered applications.

     Lassen-SK8. The Lassen-SK8 board, based on the Sierra GPS technology, is used in the automotive and embedded markets. Two-thirds the size of a business card, this miniature 8-channel GPS board provides high performance, fast
acquisition  and  reacquisition   time,  low  power  consumption  and  two-meter
accuracy.

     Sierra GPS Chipset. The Sierra GPS Chipset features state-of-the-art performance, small size, low power consumption and low cost. The chipset consists of two ASICs, fully developed software and unmatched technical support. The two ASICs are composed of Trimble's GPS DSP ASIC and RF/IF down-converter chip.

     SveeSix. SVeeSix is a family of GPS boards and assemblies designed for high-performance embedded GPS applications for tracking. The family includes SVeeSix and Sveesix-CM3.

     SCT Antennas. Trimble offers a variety of miniature GPS antennas for mobile or vehicle applications. These antennas include the Miniature GPS Antenna, a compact, active micropatch antenna with a 5-meter cable and magnetic mount; the Hard-mount Antenna, a compact, hard mount, active micropatch antenna with single-hole 0.75" threaded mount and TNC connector; and the Rooftop Antenna, consisting of the Bullet II HE antenna with 23-meter cable and SMB adapter. These antennas are widely used for vehicle tracking, car navigation systems, and harsh timing environments.

     SCT Starter Kits. Trimble offers Starter Kits for developers who want to evaluate and integrate GPS receivers and antennas. The kits contain all components required to evaluate the receiver's features and to begin integration into the user's application. Generally, a starter kit will include a GPS receiver, a GPS antenna, documentation and required cables and software.

Timing Products
---------------

     SCT Timing Products. The newest generation of GPS synchronization devices is the Company's Thunderbolt GPS disciplined clock. This clock combines an 8-channel GPS receiver, control circuitry and a high quality ovenized oscillator on a single board. This level of integration provides superior performance to precise timing applications, such as CDMA wireless infrastructure, Enhanced 911
(E911) positioning and wireless local loop.

     Smart Antennas. Trimble's family of smart antennas includes Palisade and AcutimeII. Smart antennas combine a GPS receiver and an antenna in one package. They provide OEMs and system integrators with a "plug-in" GPS module, allowing them to quickly and easily add GPS capability to their product lines. AcutimeII offers integrators a stand alone GPS time source with one micro-second-level accuracy at a fraction of the cost of other time sources with similar performance. Palisade, based on Trimble's Sierra GPS technology, is an 8-channel receiver designed to provide accurate synchronization and frequency control for wireless voice and data networks.

Consumer Products
-----------------

     ScoutMaster GPS. The ScoutMaster is a handheld GPS receiver designed exclusively for land users to provide an affordable GPS solution in a broad range of professional and recreational applications. The ScoutMaster has many features some of which are patented. Features include Over and Up which enables users to pinpoint their location on any topographical map and to calculate specific map locations without having to interpolate latitude/longitude coordinates. Target Track is a function which displays distance, direction, speed and estimated time of arrival (ETA). ScoutMaster can store up to 250 locations and display navigation information in familiar terms. In addition the ScoutMaster is a real-time differential-capable receiver which records location data within 2-5 meters. The ScoutMaster can also tell the user where the sun and moon will be at any time of day, anywhere on Earth, and when they will rise and set. The ScoutMaster Library Utility (SMLTU) provides the ability to upload location data from a computer to ScoutMaster or download data collected in the field from the ScoutMaster to a computer.

Aerospace Products

Commercial Aviation Products
----------------------------

     Trimble 2000 A and 2000 Approach Plus. This product family is an aviation navigation system available for VFR or IFR navigation. The 2000 Approach Plus was introduced in 1997. It is certified to FAA TSO C129-A1 for IFR operations, including non-precision approaches. In addition, it was the first product in its class to support the new European Basic Area Navigation Requirements. These products are targeted toward general aviation customers worldwide.

     Trimble 2101 Plus and 2101 I/O Plus. These new products were introduced in 1997. Both feature certification to FAA TSO C129-A1 allowing IFR operations, including non-precision approaches. In addition, both products support new European Basic Area Navigation Requirements. The 2101 I/O Plus provides extensive interfacing to other aircraft systems to drive flight instruments and other aircraft systems in integrated digital and analog cockpits. The 2101 I/O Plus is also approved for primary navigation in remote/oceanic areas.

     Trimble 8100. This product family is an IFR certified C129-A1 aviation navigation system and provides GPS position, velocity and course data, plus flight management information for the business, commercial and air transport markets. It incorporates an electronically replaceable navigation database. The system is capable of extensive interface with other compatible aircraft systems to drive flight and other instruments. The Trimble 8100 is approved for Primary Oceanic Navigation and non-precision IFR Approaches.

     Honeywell/Trimble HT9100/HT9000. These products are developed and marketed in partnership with Honeywell Incorporated and are true GPS FMS systems, which enable air transport customers to upgrade existing analog air transport and commercial aircraft to modern GPS navigation. Used by many of the world's leading airlines, these products are in continuous service around the world on a daily basis.

     Other aviation products. Trimble also provides training tools for advanced GPS navigation systems. Trimble introduced Computer Based Training for its HT9100, 2000 Approach and 2000 Approach Plus, and 2101 Plus and 2101 I/O Plus. These products allow initial pilot training and recurrent training in a classroom setting, and have received excellent acceptance among customers, the aviation press, and the editorial community.

General Aviation Products
-------------------------

     Terra by Trimble. This product line provides sport and general aviation customers with advanced and feature-rich audio panels, communication radios, navigation radios, transponders, radar altimeters, and navigation displays. This long standing product line is a market leader in the sport aviation field, and is now in production in the Company's Austin factory.

     TrimLine Avionics System. This comprehensive IFR avionics suite provides the general aviation community with the most innovative technology in the industry while maintaining its ease of use. TrimLine includes the communications transceiver, IFR approved GPS navigator, audio system, nav receiver with glideslope, Mode C transponder and altitude digitizer. Overall, the full cockpit solution offers significant benefits in space, weight and power consumption that are unmatched in the industry.

     TrimConnect 3100D. A high quality, cost-effective communications solution for corporate aviation, this Flight Telephone System provides airborne wireless voice and data communications and full compatibility with a wide spectrum of

U.S. ground mobile networks.  TrimConnect 3100D is a versatile tool for business
aircraft  users  who  want  to  equip  their  aircraft  with   state-of-the  art
telecommunications without sacrificing cost-effectiveness.

Military and Advanced Systems Products
--------------------------------------

     Cargo Utility GPS Receiver (CUGR). Introduced in 1997, this product is a Dzus-mount P(Y) GPS navigational system for world-wide military aviation operations. It provides U.S. military helicopter pilots Precise Positioning Service GPS navigation and capabilities similar to Trimble's FAA certified 2101 I/O Approach, and meets the performance standards for Instrument Flight Rules for en route, terminal and non-precision approach phases of flight.

     TRIMPACK. The TRIMPACK, a four-pound, portable, ruggedized, handheld GPS product, is approximately the size of a pair of binoculars (120 cubic inches). Position information is displayed on a four-line, 20-character-per-line, back-lit LCD screen. Troops deployed in Operation Desert Storm used TRIMPACK units to determine their location in the featureless desert.

     CENTURIAN. The CENTURIAN is a precision positioning version of the Trimpack, developed for vehicle applications. The sale and distribution of this set is restricted to the U.S. Armed Forces and selected allies.

     MUGR. MUGR (Military Underwater GPS Receiver) is a handheld product developed under contract to the U.S. Navy. It is marketed primarily for Navy and Marine special forces activities. The receiver is reduced in size and sealed so that it can be carried by shallow water divers.

     TANS Series. The Trimble Advanced Navigation System (TANS) series of products includes a ruggedized sensor consisting of the basic GPS receiver, an antenna, and a digital interface to transmit GPS information to various other devices; a further ruggedized version with enhanced tolerance for vibration; and a version that is upgradable to PPS. The TANS series has been sold primarily to the military for vehicles piloted from a remote station. The system was designed to replace Omega systems currently used in such vehicles and its primary purpose is to add GPS capabilities to other existing systems.

     TASMAN. A PPS version of the TANS III, TASMAN is used where high anti-jamming and spoof requirements exist. It is sold primarily to U.S. Armed Forces and selected allies.

     "FORCE" GPS Module Series. The "FORCE" family of military GPS modules has been developed for integration into higher tier navigation system equipment. A series of custom designs has been developed and delivered into numerous military programs for the U.S. Army, Navy and Air Force, as well as foreign military organizations.

Sales and Marketing

     The Company recognizes that selling, marketing, and product distribution are critical to its future success. The Company currently has nine regional sales offices in the United States and six in Europe, and offices in Australia, Brazil, Canada, Japan, Mexico, New Zealand, Russia and Singapore. The Company has developed its sales and marketing capabilities to anticipate and respond to customer needs as they arise in its multiple markets. Each market requires specific attention to the needs of its sales and distribution channels, which are rapidly changing. The Company must continue to manage its future growth effectively, otherwise, customer support and operating results may be adversely affected.

     Domestic. The Company sells its products in the United States primarily through dealers, distributors and authorized representatives, supplemented and supported by the Company's direct sales force. The Company has also pursued alliances and OEM relationships with established foreign and domestic companies to assist it in penetrating certain markets.

     International. Trimble markets to end-users through a network of more than 150 dealers and distributors in more than 85 countries. Distributors carry one or more product lines and are generally limited to selling either in one country or in a portion of a country. Trimble occasionally grants exclusive rights to market certain products within specified countries.

     Sales to unaffiliated customers in foreign locations represents approximately 45%, 47%, and 53% of Trimble's total revenue in fiscal years 1997, 1996, and 1995, respectively. Sales to unaffiliated customers from shipments to Europe represented 22%, 21%, and 23% of net revenue in such periods, and sales to unaffiliated customers from shipments to the Far East represented 15%, 19%, and 23% of total revenue in such periods, respectively. See Note 2 to the Consolidated Financial Statements.

     Support. The Company's general terms and conditions for sale of its products include a one-year warranty. Aviation navigation products, however, are generally sold with a three-year warranty period, while select military programs may require extended warranty periods. The Company supports its products on a board replacement level from locations in the United Kingdom, Singapore, Japan, and Sunnyvale, California. The Company's dealers and distributors also provide factory-trained third-party maintenance, including warranty and nonwarranty repairs. The Company reimburses dealers and distributors for all authorized warranty repairs they perform. The Company does not derive a significant portion of its revenues from support activities.

Competition

* In the markets currently being addressed by the Company, competition is intense. Within each of its markets, the Company has encountered direct competition from both foreign and domestic GPS suppliers, and expects that competition will continue to intensify. Specific competitors in each of the markets the Company currently addresses are mentioned in the section "Markets." Due to competitive pressure, prices of certain of the Company's products have declined substantially since their introduction, and increased competition is likely to result in further price reduction and loss of market share, which could adversely affect the Company's net revenue.

     A number of these markets are also served primarily by non-GPS technologies, many of which are currently more accepted and less expensive than GPS-based systems. The success of GPS-based systems against these competing technologies depends in part on whether GPS systems can offer significant improvements in productivity, accuracy, and reliability in a cost-effective manner.

     The principal competitive factors in the markets that the Company addresses include ease of use, physical characteristics (including size, weight, and power consumption), product features (including differential GPS), product performance, product reliability, price, size of installed base, vendor reputation and financial resources. The Company believes that its products currently compete favorably with other products on most of the foregoing factors, though the Company may be at a competitive disadvantage against other companies having greater financial, marketing, service and support resources.

* The Company believes that its ability to compete successfully in the future against existing and additional competitors will depend largely on its ability to execute its strategy to provide systems and products having significantly differentiated features which are more responsive to customer needs. There can be no assurances that the Company will be able to implement this strategy successfully, or that the Company's competitors, many of whom have substantially greater resources than the Company, will not apply those resources to compete successfully against the Company on the basis of systems and product features.

Research and Development

     The Company's leadership position in commercial GPS technology is the result, in large part, of its strong commitment to research and development. The Company invests heavily in developing GPS technology, including the design of proprietary software and integrated circuits for GPS receivers. Moreover, Trimble develops substantial systems expertise and user interfaces for a variety of applications. Below is a table showing how much Trimble has spent on research and development over the last three years.

                                       Years Ended December 31,
                            ------------------------------------------------

                               1997 *            1996              1995
----------------------------------------------------------------------------
(In thousands)

Research and development        $ 40,662          $ 36,705         $ 31,895


* Actual year end for 1997 is January 2, 1998. See Note 1 of the Consolidated Financial Statements.


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

* The Company expects that a significant portion of future revenues will be derived from sales of newly introduced products. Consequently, the Company's future success depends on its ability to continue to develop and manufacture new competitive products with timely market introduction. Advances in product technology will require continued substantial investment in research and development in order to maintain and enhance the Company's market position and achieve high gross profit margins. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that the Company will achieve timely initial customer sales of new products. The timely availability of these products in volume, and their acceptance by customers, are important to the future success of the Company. In addition, certain of the Company's products are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all aviation products. An inability or delay in obtaining such certifications could have an adverse effect on the Company's operating results.

Manufacturing

     The Company seeks to be a low-cost producer and to serve the growth in demand for GPS-based products and systems through flexible automation of assembly lines, semiconductor integration, and the design of products around a common core of receivers.

     The Company's manufacturing operations consist primarily of assembly and testing of products, material and procurement management, quality assurance and manufacturing engineering. The Company first installed surface mount technology
(SMT) assembly equipment in a dedicated facility in 1991. This facility was upgraded in 1995, increasing its capacity by thirty percent. The Company's experience with SMT has allowed it not only to reduce the reliance on independent third parties for printed circuit board assembly, but also to significantly reduce the turnaround time to produce prototype printed circuit board assemblies.

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

     The Company takes a modular and upgradable approach to its products, building around a common core of GPS receivers with customized software and hardware systems to analyze and present position data. The Company's core receiver technology has evolved since the development of its first GPS receiver product in 1984, as the Company has worked to reduce the size, weight, power consumption, and cost of the basic GPS receiver. In this process, the Company has designed its own semi-custom, single-chip GPS processor, but, when possible, the Company attempts to utilize standard parts and components, including RAM and ROM devices that are available from multiple vendors.

     The Company believes that there are a number of acceptable vendors for most of the parts and components used in its products. However, a significant number of components are available only from sole sources. Furthermore, despite the availability of multiple sources, the Company may in many cases select a single source in order to maintain quality control and to develop a strategic relationship with the supplier. Components for which the Company currently does not have multiple sources include application-specific integrated circuits manufactured to the Company's proprietary design by Lucent Technologies and Motorola Inc.; displays manufactured by Optrex Corporation, Kyocera Corporation and Hosiden Corporation; and filters supplied by Murata Electronics of North America, Inc., Tokyo America, Inc., and Transtech, Inc. and microprocessors supplied by Motorola. The Company is taking steps to protect its supply of component parts, either by qualifying alternative sources or by creating a strategic stocking plan. However, if the Company is unable to obtain a sufficient supply of components from its current vendors, it is likely the Company could experience a delay or interruption in product shipments, adversely affecting the Company's operating results and damaging customer relationships. Furthermore, a significant increase in the price of one or more of these components could adversely affect the Company's operating results. In the past, the Company has experienced delays in production caused by insufficient supply of certain components, but to date, such delays have not caused significant adverse effects on the Company's operating results.

     The Company has experienced problems with the quality of certain high volume electronic components that have required modification of products both in manufacturing and in the field. Although the Company has instituted vendor audit programs, there can be no assurance that the Company will not in the future face problems with the quality of components, problems that could cause delays in supplies, interrupt shipments and require modification of products already sold by the Company, any of which could adversely affect the Company's operating results.

Backlog

     The Company believes that backlog is not a meaningful indicator of future business prospects due to the volume of products delivered from shelf inventories and the shortening of product delivery schedules. Therefore, the Company believes that backlog information is not material to an understanding of its business.

Patents, Trademarks, and Licenses

     The Company currently holds 146 U.S. patents and 16 related foreign patents that expire at various dates no earlier than 2005, and also has numerous U.S. and foreign patent applications pending. The Company currently licenses certain peripheral aspects of its technology from Spectrum Information Technologies.

     Although the Company believes that its patents and trademarks may have value, there can be no assurance that those patents and trademarks, or any additional patents and trademarks that may be obtained in the future, will provide meaningful protection from competition. The Company believes its success will depend primarily on the experience, creative skills, technical expertise, and marketing and sales ability of its personnel.

     The Company does not believe that any of its products infringe patent or other proprietary rights of third parties, but it cannot be certain that they do not do so. (See Note 14 to Consolidated Financial Statements.) If infringement is alleged, legal defense costs could be material, and there can be no assurance that the necessary licenses could be obtained on terms or conditions that would not have a material adverse effect on the Company.

     In 1992, the Company entered into a Memorandum of Understanding with Pioneer Electronic Corporation, pursuant to which the Company licensed certain of the technology contained in its TANS product for inclusion in in-vehicle navigation products sold in Japan to entities that integrate such products into other products sold within or outside Japan under Japanese trademarks. In the third quarter of 1995, a $1,333,000 licensing fee was received from Pioneer Electronics Corporation in connection with expansion of the original 1992 license for in-vehicle navigation technology. In the second quarter of 1997, a $2,222,000 licensing fee was received from Pioneer Electronics Corporation in connection with expansion of the original 1992 license for in-vehicle navigation technology.

     The Company has also granted a license to DMT Marinetechnik GmbH, formerly AEG Aktiengesellschaft, to design, manufacture, sell, and repair products incorporating an improved version of the Company's TANS technology. The license is exclusive as to such activities in Germany, and is nonexclusive in Austria and Switzerland. The license terminates automatically (except as to the licensee's right to replace, repair, and service existing products) after the production of 10,000 units of such products, and may also be terminated by either party upon six months prior notice.

     In 1993, the Company entered into a contract with Space Systems/Loral, pursuant to which the Company licensed certain technology based on its TANS product. The license is irrevocable, exclusive and limited to certain space flight market applications.

     The Company expects that it will continue to enter into licensing arrangements relating to its technologies.

     Trimble with the sextant logo, "TrimbleNavigation," "GeoExplorer," "Flightmate," "GPS Total Station," "Scout GPS," and "Aspen" are trademarks of Trimble Navigation Limited, registered in the United States and other countries. Additional trademarks are pending. Trimble Navigation Limited acknowledges the trademarks of other organizations for their respective products or services mentioned in this document.

Employees

     As of December 31, 1997, the Company employed 1,292 persons: 345 in research and product development, 385 in sales and marketing, 407 in manufacturing, and 155 in administration and finance. Of these, 72 were located in Europe, 155 in New Zealand, 23 in Japan, 9 in Singapore, 5 in Australia, and 1,028 in the U.S. The Company also currently employs temporary and contract personnel. Use of such personnel has increased over the last three years, and is not included in the above headcount numbers. Competition in recruiting personnel is intense. The Company believes that its continued ability to attract and retain highly skilled management, marketing, and technical personnel is essential to its future growth and success. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages.

     The Company's future success depends in large part on the continued availability and participation of Charles R. Trimble, its President and Chief Executive Officer. Mr. Trimble founded the Company and continues to be the only executive with full responsibility for all aspects of the Company's operations, including marketing and manufacturing strategies and resource allocation among the Company's strategic business units. The loss of Mr. Trimble, for any reason, could have a material adverse effect on the Company.

     The Company's success also depends on the continued contribution and long-term effectiveness of its other executive officers and key technical, sales, marketing, support, research and development, manufacturing, and administrative personnel, many of whom would be difficult to replace.

Executive Officers of the Registrant

The names, ages, and positions of the Company's executive officers are as follows:

     Name                             Age               Position
     ----                             ---               --------
Charles R. Trimble..................  56    President, Chief Executive Officer,
                                            and Director
Dennis R. Ing.......................  50    Executive Vice President and Chief
                                            Financial Officer
Charles E. Armiger, Jr. ............  43    Vice President, Sales
Ralph F. Eschenbach.................  52    Vice President, Chief Technical
                                            Officer
Michael P. Gagliardi................  40    Vice President, Aerospace
David M. Hall.......................  49    Vice President, Software & Component
                                            Technologies
James L. Sorden.....................  60    Executive Vice President,
                                            Commercial Systems
David E. Vaughn ....................  52    Executive Vice President, Business
                                            Development
Mary Ellen Genovese ................  38    Vice President, Finance, and
                                            Corporate Controller

     All officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

     Charles R. Trimble has served as President, Chief Executive Officer and a director of the Company since 1981 and was one of the founders and the senior executive officer of the predecessor limited partnership organized in November 1978 and has strategically guided Trimble to its dominant role in the GPS information technology market. Prior to founding the Company, Mr. Trimble was Manager of Integrated Circuit Research and Development at Hewlett Packard's Santa Clara division. He holds four patents in signal processing and one in GPS, and is currently serving as the Chairman of the United States GPS Industry Council (USGIC). Mr. Trimble received his B.S. degree in Engineering (Physics) with honors in 1963 and an M.S. degree in Electrical Engineering in 1964 from the California Institute of Technology.

     Dennis R. Ing joined Trimble in May 1996 as Vice President, Corporate Controller. In September 1996 he was appointed Vice President of Finance, and Chief Financial Officer and appointed Executive Vice President in November 1997. Prior to Trimble, Mr. Ing was employed by Amdahl Corporation, a high technology company based in Sunnyvale, California, most recently serving in Amdahl's Corporate Alliances and Acquisitions group. Prior to that, Mr. Ing served as Chief Financial Officer of Open Enterprise Systems, a $200 million division of Amdahl. He also served as Vice President of Finance and Administration for both Amdahl Canada Limited and Amdahl Communications Inc. Before joining Amdahl Corporation in 1979, Mr. Ing worked at Touche Ross & Co., Chicago & NorthWestern Transportation, and the Chicago Hospital Council. He currently serves on the Board of Directors of Lexa Software Corporation. Mr. Ing received his MBA from DePaul University in 1977 and a B.S. in Engineering from the University of Illinois in 1972.

     Charles E. Armiger, Jr. joined Trimble in January 1989 as Sales and Marketing Manager for aviation products. From January 1991 to December 1993, he served as Director of U.S. Domestic Sales. Mr. Armiger held the post of Director of Sales for North American West from January 1993 to November 1994. Then in December 1994 he moved to Trimble's European office in Hook, England, to serve as Director of Sales for Europe, the Middle East and Africa. In September 1996 he was appointed to serve as Vice President for Commercial Systems Sales. Prior to joining Trimble, Mr. Armiger was Director of Sales and Marketing for ARNAV Systems, Inc. He received a B.S. degree in Business from the University of the State of New York, Regents College, in 1996.

     Ralph F. Eschenbach joined Trimble as Vice President of Research and Development in 1983. From November 1989 to February 1993 he served as Vice President of Avionics and Sensor Products, and from February 1993 to July 1994 as Vice President of Navigation Products. In July 1994, Mr. Eschenbach was appointed to the position of Vice President of Business Development, where he was responsible for defining and developing business opportunities to create new solutions for the GPS market in areas not covered by Trimble's current product lines. In September 1996 he was appointed to the post of Vice President, Chief

Technology Officer. Prior to joining the Company, he was an engineering manager with Hewlett-Packard Company from June 1968, where he was responsible for the development of a low-cost GPS receiver. In 1997, Mr. Eschenbach was appointed Chairman of the Federal Aviation Administration's Research, Engineering and Development (RE&D) Advisory Committee. He is also a member of NASA's Research & Development Advisory Committee. Mr. Eschenbach currently serves on the Boards of Directors of ProShot Golf, Inc., Pinpoint Golf Advertising, and Powerstream Technologies. He received a B.S. degree in Electrical Engineering from the University of California at Berkeley in 1968 and an M.S. degree in Electrical Engineering from Stanford University in 1970.

     Michael P. Gagliardi joined Trimble in January 1997 as Vice President and General Manager of the Aerospace Business Unit based in Austin, Texas. He came to Trimble from BFGoodrich Company where, he served as Group Vice President of the Water Systems and Services Group; President of Arrowhead Industrial Water, Inc.; and President of FlightSystems, Inc. Prior to his tenure at BFGoodrich, he worked for 11 years at The General Electric Company in several management positions, including technical engineering assignments, then progressing through critical marketing roles, and on to general management and executive positions. Mr. Gagliardi received his B.S. degree in Electrical Engineering from the University of Pittsburgh in 1979, an M.S. degree in Electrical Engineering from Southern Methodist University in 1981, and an MBA from Duke University in 1989.

     David M. Hall joined Trimble in February 1994 as Managing Director, OEM products. In November 1996 he was appointed Vice President and General Manager of the Software and Component Technologies business unit. He previously worked for Raychem Corporation for twenty-one years in a variety of positions and divisions. He served as Director of Sales and Marketing for the Automotive Division, National Distribution Manager for the Electronics Sector, and Director of Marketing and Product Management for the Interconnect Systems Division, as well as District Sales Manager, Area Sales Manager, and Operations Manager. Mr. Hall received his B.S. degree in Industrial Technology in 1971 and his MBA in Marketing and Finance in 1973 from the California Polytechnic State University in San Luis Obispo, California.

     James L. Sorden joined Trimble as Vice President of Product Development in May 1987. From February 1993 to 1994, he served as Vice President of Surveying and Mapping. In November 1994, Mr. Sorden was appointed to the position of Executive Vice President of Surveying, Mapping, Military and Marine Instrumentation Systems. In September 1996, he was appointed Executive Vice President of Commercial Systems, which consolidates Surveying & Mapping and Tracking & Communications. Prior to joining Trimble, Mr. Sorden worked in various engineering, marketing and management positions at Hewlett-Packard between 1964 and 1987. He holds U.S. and foreign patents in the fields of electronic measurement, surveying instrumentation, and vehicle safety. Mr. Sorden currently serves on the Board of Directors of Datacom Software Research, New Zealand, and Aquila Mining Systems Ltd, Canada. He received his BSEE from the University of Wisconsin in 1962 and undertook engineering graduate studies at Wisconsin and Stanford University.

     David E. Vaughn joined Trimble as Vice President of Operations in May 1991. From 1993 to 1994, he served as Vice President of Tracking Systems and Communications. In November 1994 he became Executive Vice President of Tracking Systems and Communications. In September 1996 he was appointed to the post of Executive Vice President of Business Development, which includes Trimble's newly formed Trimble Labs. Prior to joining Trimble, Mr. Vaughn was President and Chief Executive Officer of Magnesys, a manufacturer of integrated circuits, from 1987 to 1991. From 1985 to 1987 he was Vice President of Manufacturing for Asyst Technologies, a manufacturer of clean room material handling robots. Prior to 1985, he worked in manufacturing management positions with Apple Computer and Hewlett-Packard. Mr. Vaughn currently serves on the Board of Directors of TEN ( The Enterprise Network), a non-profit organization dedicated to the growth and expansion of start up corporations in Silicon Valley. Mr. Vaughn received his B.S. degree in Electronics in 1971 and an MBA in Operations Research in 1973 from California Polytechnic State University.

     Mary Ellen Genovese joined Trimble as Controller of Manufacturing Operations in December 1992. From 1994 to 1997, she served as Business Unit Controller for Software and Component Technologies, and Tracking and Communications Business Unit. In December 1997 she was appointed Vice President, Finance and Corporate Controller. Prior to joining Trimble, Ms. Genovese was CFO for Minton Company, a distributing company to the commercial building market, from 1991 to 1992. Prior to 1991, she worked for 10 years with General Signal Corporation in several management positions including European Financial Controller for the Semiconductor Equipment Group International, Director of Finance for Semiconductor Systems, and Materials Manager for Ultratech Stepper. Ms. Genovese is a Certified Public Accountant and received her B.S. degree in accounting in 1981 from Fairfield University in Connecticut.

Item 2. Properties

     The Company currently leases and occupies 14 buildings in Sunnyvale, California, totaling approximately 387,000 square feet. The leases on these buildings expire at various dates through 2003. In addition, the Company leases and occupies three buildings in Austin, Texas, approximately 50,600 square feet, to manufacture GPS-based aviation products; the leases expire at various dates through 2001. The Company also leases a 47,000 square-foot facility in Christchurch, New Zealand, for software development. The Company's two largest international sales offices are those in the United Kingdom (16,800 square feet) and Japan (5,900 square feet). In addition the Company leases sales offices in Australia, Brazil, France, Germany, Mexico, Spain, Singapore, and Russia, and in various cities throughout the United States. The Company's international office leases expire at various dates through 2005. Certain of the leases have renewal options. The Company believes that its facilities are adequate to support its current and anticipated near-term future operations.

Item 3. Legal Proceedings

     The information with respect to legal proceedings required by this item is included in Part II, Item 8, Note 14 to the Consolidated Financial Statements, hereof under the caption "Pending Matters."


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol TRMB. The following table sets forth, for the quarter indicated, the range of high and low closing sales prices for the Company's Common Stock on the Nasdaq National Market:

                                    High              Low
                                    ----              ---
         1996:
             First                 24                15 3/4
             Second                26 1/4            18 3/8
             Third                 21 3/8            14 3/4
             Fourth                16 5/8            10 7/8

         1997:
             First                 14 3/4            11 1/4
             Second                19                10 7/8
             Third                 21 5/8            16 1/2
             Fourth                24 5/16           18 1/8



     The Company had 1,686 shareholders of record as of March 13, 1998.

     The Company's stock price is subject to significant volatility. If revenues or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price for the

Company's stock. Due to stock market forces that are beyond the Company's control, and due also to the nature of the Company's business, such shortfalls can be sudden.

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings to finance the development of the Company's business and does not presently intend to declare any cash dividends in the foreseeable future. Under the Company's current $50,000,000 revolving line of credit agreement, the Company is restricted from paying dividends without the lender's consent. Under the Company's Subordinated Promissory Notes Agreement, pursuant to which the Company issued $30,000,000 of its subordinated promissory notes in June 1994, the Company is also restricted from paying dividends. See Notes 4 and 7 to the Consolidated Financial Statements contained in Item 8.

Item 6. Selected Financial Data

HISTORICAL FINANCIAL REVIEW

Summary Consolidated Statements of Operations Data


 Years ended December 31,                        1997 *        1996         1995          1994         1993
-------------------------------------------------------------------------------------------------------------
 (In thousands, except per share data)

 Revenue                                      $ 272,305    $ 233,660     $ 235,360    $ 175,694    $ 149,491
                                           ------------------------------------------------------------------

 Operating expenses:
     Cost of sales                              132,104      112,596       102,666       69,294       67,814
     Research and development                    40,662       36,705        31,895       24,763       23,070
     Sales and marketing                         60,327       64,391        62,672       51,621       37,409
     General and administrative                  28,785       30,142        24,824       14,735       13,414
     Restructuring charges                            -        2,134             -            -            -
                                           ------------------------------------------------------------------

           Total operating expenses             261,878      245,968       222,057      160,413      141,707
                                           ------------------------------------------------------------------

 Operating income (loss)                         10,427      (12,308)       13,303       15,281        7,784
 Nonoperating income (expense), net               1,172          706           773       (3,057)      (3,580)
                                           ------------------------------------------------------------------

 Income (loss) before income taxes               11,599      (11,602)       14,076       12,224        4,204
 Income tax provision (benefit)                   2,320         (300)        2,815        2,200          755
                                           ------------------------------------------------------------------
 Net income (loss)                              $ 9,279    $ (11,302)     $ 11,261     $ 10,024      $ 3,449
                                           ==================================================================

                                           ==================================================================
      Basic net income (loss) per share          $ 0.42      $ (0.51)       $ 0.56       $ 0.55       $ 0.20
                                           ==================================================================
       Shares used in calculating basic
               earnings per share                22,293       22,005        19,949       18,340       17,665
                                           ==================================================================
 Cash dividends per share                           $ -          $ -           $ -          $ -          $ -
                                           ==================================================================

                                           ==================================================================
      Diluted net income (loss) per share        $ 0.40      $ (0.51)       $ 0.53       $ 0.53       $ 0.19
                                           ==================================================================
       Shares used in calculating diluted
               earnings per share                22,947       22,005        21,318       19,053       18,408
                                           ==================================================================
 Cash dividends per share                           $ -          $ -           $ -          $ -          $ -
                                           ==================================================================


Selected Balance Sheet Data

As of December 31,                              1997 *        1996         1995          1994         1993
-------------------------------------------------------------------------------------------------------------
 (In thousands)

 Working capital                              $ 136,708    $ 124,545     $ 135,896     $ 70,207     $ 29,251
 Total assets                                   207,663      189,841       196,763      109,363       67,647
 Bank borrowings                                      -            -             -            -        1,311
 Noncurrent portion of long-term debt            29,600       29,507        29,739       31,736        4,539
 Shareholders' equity                         $ 139,483    $ 124,045     $ 129,937     $ 53,574     $ 38,890


* Actual year end for 1997 is January 2, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     During fiscal year 1997, the Company changed its fiscal year from a calendar year ending on December 31 to an annual period which varies from 52 to 53 weeks and which always ends on the Friday nearest to December 31, effective for the Company's 1997 fiscal year end, such that the actual date of the Company's fiscal year-end for 1997 is January 2, 1998. For ease of financial statement presentation, comparison and consistency, the Company has continued to present each prior fiscal year as ending on December 31 and has not otherwise restated or adjusted its prior financial statements on this new fiscal year basis. (See Note 1 of the Consolidated Financial Statements).

     In 1997, the Company's annual revenues increased by 17% to $272.3 million. In 1997, the Company had net income of $9.3 million, or $0.40 diluted earnings per share, compared to a net loss of $11.3 million, or ($0.51) diluted loss per share, in 1996.

     In September 1996, the Company implemented a workforce reduction of approximately 10% and consolidated certain manufacturing facilities and services. These actions reduced sales and general and administrative expenses by approximately 10% in the fourth quarter of 1996, compared to the third quarter of 1996.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

Years ended December 31                   1997 *           1996            1995
--------------------------------------------------------------------------------

 Revenue                                   100%             100%            100%
                                    -----------     ------------    ------------

Operating expenses:
    Cost of sales                           49               48              44
    Research and development                15               16              13
    Sales and marketing                     22               27              27
    General and administrative              10               13              10
    Restructuring charges                    0                1               0
                                    -----------     ------------    ------------

          Total operating expenses          96              105              94
                                    -----------     ------------    ------------

Operating income (loss)                      4               (5)              6

Nonoperating income (expense), net           0                0               0
                                    -----------     ------------    ------------
Income (loss) before income taxes            4               (5)              6

Income tax provision                         1                0               1

                                    ------------    ------------    ------------
Net income (loss)                            3%              (5%)             5%
                                    ===========     ============    ============

* Actual year end for 1997 is January 2, 1998.

     Revenue. In 1997, total revenue increased to $272.3 million from $233.7 million in 1996, which represents a percentage increase of 17%. Total revenue decreased in 1996 to $233.7 million from $235.4 million in 1995, which represents a percentage decrease of less than 1%. The following table breaks out the Company's revenues by business unit:


                                                                        Years Ended December 31,
                                     -----------------------------------------------------------------------------------------------
                                                          % Total                       % Total                         % Total
                                            1997 *         Revenue          1996         Revenue          1995           Revenue
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

   Commercial Systems                   $ 168,606             62%       $ 158,273           68%       $ 162,393             69%
   Software & Component Technologies       43,417             16%          38,054           16%          35,416             15%
   Aerospace                               60,282             22%          37,333           16%          37,551             16%

                                     ----------------   ------------  --------------- ------------  ---------------   ------------
    Total revenue                       $ 272,305            100%       $ 233,660          100%       $ 235,360            100%
                                     ----------------   ------------  --------------- ------------  ---------------   ------------

* Actual year end for 1997 is January 2, 1998.

Commercial Systems

     The Commercial Systems business unit revenues had a growth rate of 7% in 1997 over 1996, and a decrease of 3% in 1996 from 1995. The 1997 increase compared to 1996 is primarily in the GIS Systems, Precise Positioning, and Mobile Positioning and Communications vertical markets. The decrease in 1996 compared to 1995 was primarily in the Land Survey and Mobile Positioning and Communications vertical markets.

     The increase in the GIS Systems market came from strong sales of the Pathfinder product line, where unit sales increased 50% in 1997 compared to 1996. Precise Positioning products continued to grow from the prior year and were up 51% on an annual basis.

     Mobile Positioning and Communications revenues also increased in 1997 compared to 1996, due to the resumption of shipments in March 1997 to American Mobile Satellite Corporation (AMSC), a company based in Reston, Virginia, that provides a variety of voice and data services via satellite. In March 1995, the Company signed a large contract for the supply of Galaxy/GPS land mobile satellite terminals to AMSC. AMSC contracted for delivery of product beginning in mid-1995 and continuing through 1996. Late in the fourth quarter of 1995, AMSC requested that the Company cease delivery, in part due to delays in AMSC's completion of software. Shipments under the original contract were halted in the fourth quarter of 1995 and the contract was amended. On February 20, 1997, an agreement was signed between Trimble and AMSC to resume shipments of its Galaxy/GPS terminals at the rate of 500 units per month, beginning in March 1997. On August 28, 1997, an amendment to the February 1997 agreement was signed, to reduce the number of units shipped from 500 units to 250 units per month. Mobile Positioning and Communications revenues in 1997 included $6,400,000 in sales to AMSC on 3,750 units shipped. Revenues from shipments to Systems under this contract during 1995 were $4,176,000 in the second quarter and $3,125,000 in the third quarter. Contract renegotiation fees of $1,080,000 were recognized in the first quarter of 1996. The amended contract between the Company and AMSC calls for production line shutdown fees for the time that Trimble is not manufacturing product for shipment to AMSC. Due to the uncertainty about AMSC's ability to pay, revenues for products shipped and contractual shutdown fees were not recognized until collection was considered probable. In the second quarter of 1996, the Company recognized $1,700,000 in revenue from products shipped in December 1995 and March 1996, and $1,000,000 of shutdown fees, all of which have been paid. During the second half of 1996, the Company recognized $400,000 of shutdown fees after the payments were received.

     The decrease in the Land Survey vertical market sales in 1997 compared to 1996 and 1996 compared to 1995 is primarily due to a continued slowdown in sales in Japan. Shipments of the higher-end Real-Time Kinematic (RTK) survey product in Japan have slowed due to the Japanese Government's decision to evaluate RTK survey methods before certifying its use for official surveys. The Company is now selling at the low cost end of the market as opposed to the high cost end of the market. Also, new product introductions for Land Survey occurred late in third quarter, therefore, customers held off on placing orders until the new product introductions. Shipments of these products in the U.S., Europe, and Latin America were higher than last year.

* In September 1996, the Company entered into a contract with Caterpillar Inc. to develop and market products for the construction and mining markets. The Company agreed to develop, without funding from Caterpillar, customized equipment starting in the fourth quarter of 1996, and to sell it exclusively to Caterpillar for use in this market. Shipments began in 1997. The Company had sales of $1,910,000 in 1997 to Caterpillar.

     The Company also expects that average selling prices will likely decline with increased competition. In addition to the markets the Company currently addresses in the surveying and mapping arena (primarily land survey), the Company is addressing new markets, including the mining and construction market. If the Company cannot adequately compete in new markets through the development and manufacture of new products, there can be no assurance that growth will continue.

     In 1995, Commercial Systems revenue was supplemented by $1.0 million received under a contract with a customer, whereby the Company agreed not to compete, and sold exclusive distribution rights.

Software and Component Technologies

     The Software and Component Technologies business unit revenues have increased 14% in 1997 over 1996, and 7% in 1996 from 1995. The increase in 1997 from 1996 is primarily due to the Company's receiving $1.8 million from a development agreement in connection with an irrevocable non-refundable and non-recurring engineering fee recorded in the third quarter of 1997, and a $2.2 million technology license from Pioneer Electronics Corporation in connection with the expansion of the original 1992 licensee for in-car navigation technology, which was recorded in the second quarter of 1997. In 1995, Software and Component Technologies revenue was supplemented by technology licenses of $1.3 million. The Software and Component Technologies market consists of OEM (original equipment manufacture) and consumer products.

Aerospace

* Aerospace product sales increased 61% in 1997 from 1996, and had a slight decrease in 1996 from 1995. The increase in 1997 was primarily due to shipments to the government under the CUGR program, as well as strong sales for the Honeywell-Trimble product (HT9100) and strong sales for the Military and Advanced Systems market. The slight decrease in 1996 from 1995 was due to weak sales for military products in 1996. The Company considers its Aerospace products to be a long-term growth opportunity. It believes that success in this area will be dependent upon the success of a current strategic alliance with Honeywell. On September 18, 1996, the Company received FAA certification of the HT9100 product, allowing production and installation to begin late in the third quarter of 1996.

* Military sales are highly dependent on contracts that are subject to government approval and are, therefore, expected to continue to fluctuate from period to period. The Company believes that opportunities in this market have been substantially reduced by cutbacks in U.S. and foreign military spending.

Export Sales

* Export sales from domestic operations, as a percentage of total revenue, were 28% in 1997, 25% in 1996, and 21% in 1995. Sales to unaffiliated customers in foreign locations, as a percentage of total revenue, were 45% in 1997, 47% in 1996, and 53% in 1995. (See Note 2 to the Consolidated Financial Statements.) The Company anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue, and, therefore, the Company is subject to the risks inherent in these sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. Even though the U.S. government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (S/A) (a method of degrading GPS accuracy), there may be a reluctance to purchase products based on GPS technology in certain foreign markets, given the control of GPS by the U.S. Government. The Company's results of operations could be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.

     No single customer, including the U.S. Government and its agencies, accounted for 10% or more of total revenue of the Company in 1997, 1996 or 1995. It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by the Company may adversely affect the results of operations.

     Gross Margin. Gross margin varies due to a number of factors, including product mix, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. In 1997, the gross margin percentage on product sales was 51%, compared with 52% in 1996 and 56% in 1995. The 1997 margins were enhanced by the positive impact of non-product revenues recognized from Pioneer Electronic Corporation of $2.2 million and from a development agreement in connection with an irrevocable non-refundable, non-recurring engineering fee of $1.8 million. (See "RESULTS OF OPERATIONS-REVENUE" for more details.) In 1996 and 1995 the Company also recorded non-recurring items, including revenues recognized from AMSC of $2.48 million in 1996 and $2.3 million in 1995; however, there can be no assurance that similar items will recur in the future. The decrease in the gross margin percentages primarily reflects a shift in product mix from higher margin commercial systems sales to lower margin avionics products, and decreases in the margins obtained on sales of commercial system products. In addition, because of mix changes within and among the business units, market pressures on unit selling prices, fluctuations in unit manufacturing costs, and other factors, there is no assurance that current margins will be sustained. While commercial systems products have the highest gross margins of all the Company's products, their margins have decreased, primarily due to the need to lower prices in response to competition. The Company expects competition to increase in its commercial system markets, and it is therefore likely that further price erosion will occur, with consequent lower gross margin percentages.

* The Company expects that in the future a higher percentage of its business will be conducted through alliances with strategic partners such as Honeywell and Caterpillar. As a result of volume pricing and the assumption of certain operating costs by the partner, margins on this business are likely to be lower than sales directly to end-users.

     Operating Expenses. The following table shows operating expenses for the periods indicated, it should be read in conjunction with the narrative descriptions of those operating expenses below:


                                        Years Ended December 31,
                            -------------------------------------------------
                                   1997 *             1996             1995
-----------------------------------------------------------------------------
(In thousands)

Research and development        $ 40,662           $ 36,705         $ 31,895
Sales and marketing               60,327             64,391           62,672
General and administrative        28,785             30,142           24,824
Restructuring charges                  -              2,134                -
                            -------------     --------------   --------------
 Total                         $ 129,774          $ 133,372        $ 119,391
                            -------------     --------------   --------------

* Actual year end for 1997 is January 2, 1998.


     Research and Development. Research and development spending increased in absolute dollars during 1997, representing 15% of revenue, compared with 16% in 1996 and 13% in 1995. The dollar increase from 1996 to 1997 is due primarily to an increase in personnel and the related expenses that accompany such an increase in the number of employees. There was also an increase in the number of specialized engineering consultants and temporary employees. The increase in research and development is part of the Company's continuing aggressive development of future products.

* Sales and Marketing. Sales and marketing expenses decreased during 1997, representing 22% of revenue, compared with 27% in both 1996 and 1995. The primary reason for the dollar decreases in expenses since 1995 is a decrease in personnel due to the Company's restructuring in 1996 and advertising costs. Other less significant reasons for the decreases are lower marketing related and field service support costs. Selling and marketing expenses are expected to be approximately 20% in the future as a percentage of revenue, as a result of continued cost containment programs. In 1996, sales offices in China, Egypt, Italy and Poland were closed, and the sizes of certain offices in the U.S. have been reduced.

* The Company's future growth will depend on the timely development and continued viability of the markets in which the Company currently competes, and on the Company's ability to continue to identify and exploit new markets for its products. In addition, the Company has encountered significant competition in selected markets, and expects such competition to intensify as the market for GPS applications receives acceptance. Several of the Company's competitors are major corporations with substantially greater financial, technical, marketing and manufacturing resources. Increased competition is likely to result in reduced market share and in price reductions of GPS-based products, which could adversely affect the Company's revenues and profitability.

     General and Administrative. General and administrative expenses decreased in absolute dollars during 1997, representing 10% of revenue, compared with 13% in 1996, and remained flat as a percentage of revenue compared to 1995 at 10%. The dollar decrease from 1996 to 1997 is due primarily to decreases in outside services related to legal fees associated with certain arbitration and litigation matters during 1996. The increase in 1996 over 1995 is primarily a result of the higher litigation and legal settlement costs incurred in the first six months of the year, compared to the same period in 1995, as well as an increase in the bad debt expense and amortization of goodwill related to the Terra acquisition.

     Restructuring Charges. During the year ended December 31, 1996, the Company recorded a restructuring charge of $2,134,000. Components of this restructuring reserve included employee severance packages, the costs of redundant office space and write-downs of idle assets. The Company took this action in order to bring operating expenses into line with revenues and to restructure existing operations in a more efficient manner.

     Nonoperating income (expense), net. Nonoperating income (expense), net, includes interest income and expense, as well as gains and losses on foreign currency transactions.

     Foreign exchange gains were $234,000 in 1997, compared with a loss of $4,000 in 1996 and a gain of $1.1 million in 1995. In the second quarter of 1995, the Company adopted a policy of hedging its exposure to foreign currency transactions to minimize the effect of changes in foreign currency exchange rates on consolidated results of operations. Gains and losses arising from foreign currency forward contracts offset gains and losses resulting from the underlying hedged transactions. Most of the foreign exchange gains recorded in 1995 were incurred in the period before this policy was in place.

     Interest income decreased in 1997 from 1996 due to lower interest income received on cash and short term investments due to lower average balances for the year. Interest income increased in 1996 over 1995, primarily due to higher interest income received on cash and short term investments in the first half of 1996, compared with the first half of 1995, primarily from the Company's secondary public offering proceeds in August 1995.

     Interest expense increased slightly in 1997 due to higher fees on unused lines of credit. Interest expense includes interest on a $30 million note issued in August 1995, and fees on unused lines of credit. (See Notes 4 and 7 to the Consolidated Financial Statements for details of long-term debt and lines of credit.)

     Income Tax Provision The Company's effective tax rates of 20% in 1997 and 20% in 1995 are less than the federal statutory rate of 35% primarily due to the realization of previously reserved deferred tax assets. The 1996 income tax benefit rate of 3% is less than the statutory tax rate primarily due to limitations on the utilization of the 1996 operating loss.

     Inflation. The effects of inflation on the Company's financial results have not been significant to date.

LITIGATION

* The Company is involved in a number of legal matters that occupy management time and expense. These matters are more fully discussed in Note 14 to the Consolidated Financial Statements. While the Company does not expect to suffer significant adverse effects from this litigation, or from unasserted claims, the nature of litigation is unpredictable, and there can be no assurance that it will not do so.

LIQUIDITY AND CAPITAL RESOURCES

* In 1997, the cash used in operating activities was $2.1 million. Cash provided by sales of common stock in 1997 represents proceeds from purchases made pursuant to the Company's stock option and employee stock purchase plans, and totaled $9.0 million. During 1997, the Company has relied primarily on cash provided by financing activities and net sales of short-term investments to fund operations, capital expenditures and other investing activities. The Company's ability to generate cash from operations will depend in large part on revenues, the rate of collections of accounts receivable, and management of inventory levels.

     In August 1997, the Company entered into a three year $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). This credit facility replaced the previous two year $30,000,000 unsecured line that expired in August 1997. The Credit Agreement enables the Company to borrow up to $50,000,000, provided that certain financial and other covenants are met. Under a separate agreement the Company has an additional $5,000,000 line of credit provided only by the lead bank under the Credit Agreement for "Letter of Credit" purposes, and this is also subject to the covenants in the main facility. The
Credit Agreement provides for payment of a commitment fee of 0.25% and borrowings to bear interest at 1% over LIBOR if the total funded debt to EBITDA is less than or equal to 1.00 times, 0.3% and borrowings to bear interest at 1.25% over LIBOR if the ratio is greater than 1.00 times and less than or equal to 2.00 times, or 0.4% and borrowings to bear interest at 1.75% over LIBOR if the ratio is greater than 2.00 times. In addition to borrowing at the specified LIBOR rate, the Company has the right to borrow with interest at the higher of
(i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date, the Company has not made any borrowings under the lines. In addition, the Company is restricted from paying dividends under the terms of the Credit Agreement.

     In 1996, the cash used in operating activities was $3.9 million. Cash provided by sales of common stock in 1996 represents proceeds from purchases made pursuant to the Company's stock option and employee stock purchase plans, and totaled $5.8 million. During 1996, the Company relied primarily on cash provided by financing activities and net sales of short-term investments to fund operations, capital expenditures and other investing activities.

* In February 1996, the Company announced that it had approved a discretionary program whereby up to 600,000 shares of its common stock may be repurchased on the open market to offset the potential dilutive effects to earnings per share from the issuance of stock options. The Company intends to use existing cash, cash equivalents and short-term investments to finance any stock repurchases under this program. In 1996, 250,000 shares were purchased at a cost of $3,545,000. In 1997, 139,500 shares were purchased at a cost of $1,834,000, and the Company intends to continue repurchasing its common stock under this program.

*    The Company presently expects 1998 capital expenditures to be approximately  $19.0  million,  primarily  for  production  equipment,  computer
equipment,   software,  and  leasehold  improvements  associated  with  business expansion.

* At January 2, 1998, the Company had cash and cash equivalents of $20.0 million and $53.2 million in short term investments. Its long-term debt consisted primarily of a $30.0 million note obligation due in 2001, and the Company had no debt outstanding under its line of credit. The Company believes that its current cash balances, available bank financing, and cash flow from operations will be sufficient to meet its anticipated cash needs in the foreseeable future.

YEAR 2000 ISSUE

     Issues involving the year 2000 are the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

* Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company has formulated a plan and methodology for addressing year 2000 problems and is currently implementing such plan. The Company anticipates completing the year 2000 project within the year but no later than December 31, 1998 which is prior to any anticipated impact on its operating systems.

* Anticipated spending for the modifications will be expensed as incurred and is not expected to have a material impact on the Company's on-going results of operations.

CERTAIN OTHER RISK FACTORS

     The Company's revenue has tended to fluctuate on a quarterly basis due to the timing of shipments of products under contracts and the sale of licensee rights. A significant portion of quarterly revenues occurs from orders received and immediately shipped to customers in the last few weeks and days of a quarter. If orders are not received, or if shipments were to be delayed a few days at the end of a quarter, the operating results and reported earnings per share for that quarter could be significantly impacted. Future revenues are difficult to predict, and projections are based primarily on historical models, which are not necessarily accurate representations of the future.

* The Company has a relatively fixed cost structure in the short term which is determined by the business plans and strategies the Company intends to implement in the three markets it addresses. This effective leveraging means that increases or decreases in revenues have more than a proportional impact on net income or losses. The Company estimates that a change in product revenue of $1 million would change earnings per share by 2 to 3 cents.

* In the longer term, the Company believes that the Software and Component Technologies business unit will produce a significant portion of the Company's business. The Software and Component Technologies business unit differs in nature from most of the Company's markets because volumes are high and margins relatively low. Software and Component Technologies customers are extremely price sensitive. As costs decrease through technological advances, these advances will be passed on to the customer. To compete in the Software and Component Technologies market requires high-volume production and manufacturing techniques. Customers expect high quality standards with very low defect rates. Compared to competitors which have far greater resources in such high-volume manufacturing and associated support activities, the Company is relatively inexperienced.

     The Company's stock price is subject to significant volatility. If revenues and/or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price of the Company's stock.

     The value of the Company's products relies substantially on its technical innovation in fields in which there are many current patent filings. The Company recognizes that as new patents are issued or are brought to the Company's attention by the holders of such patents, it may be necessary for the Company to withdraw products from the market, take a license from such patent holders, or redesign its products. The Company does not believe that any of its products infringe patents or other proprietary rights of third parties, but cannot be certain that they do not. (See Note 14 to the Consolidated Financial Statements.) In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on the Company's revenues or profitability.

     The Company is continuously evaluating alliances and external investments in technologies related to its business, and has already entered into alliances and made relatively small investments in a number of GPS related technology companies. Acquisitions of companies, divisions of companies, or products and alliances entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale, or other value; (ii) diversion of management's attention; and (iii) loss of key employees of acquired operations. Any such problems could have a material adverse effect on the Company's business, financial condition, and results of operations. No assurances can be given that the Company will not incur problems from current or future alliances, acquisitions, or investments. Furthermore, there can be no assurance that the Company will realize value from any such alliances, acquisitions, or investments.

     Information  with  respect to GPS Navstar  satellite  system is included in
Part I of this report, under the caption "Background," paragraph 6.

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, (SFAS 128) "Earnings Per Share," which the Company was required to adopt on December 31, 1997. In preparing its financial statements for the current fiscal year, the Company has been required to change the method previously used to compute earnings per share, and to restate all prior periods. Under the new requirements, primary earnings per share has been replaced by a simpler calculation called "basic" earnings per share. This calculation excludes all common stock equivalents and other dilutive securities (i.e., options, warrants and convertible instruments). Under the new requirements, "dilutive" earnings per share replaces the existing fully diluted earnings per share calculation. The new diluted earnings per share includes the effect of all dilutive instruments if they meet certain requirements. The impact of SFAS 128 on the calculation of basic and dilutive earnings per share for the fiscal years reported is not material.

     In July 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which requires a separate financial statement showing changes in comprehensive income and is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS 130 requires reclassification of all prior-period financial statements for comparative purposes. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Because SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, the Company will adopt the new requirements for reporting in fiscal year 1998 and retroactively restate fiscal year 1997. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS



December 31                                                           1997 *            1996
---------------------------------------------------------------------------------------------
(In thousands)

ASSETS

Current assets:
     Cash and cash equivalents                                     $ 19,951         $ 22,671
     Short-term investments                                          53,171           59,867
     Accounts receivable, less allowance for doubtful
        accounts of $2,464 and $2,393                                49,101           34,374
     Inventories                                                     47,773           38,858
     Other current assets                                             4,195            3,633
                                                               -------------    -------------
        Total current assets                                        174,191          159,403

Property and equipment, at cost less accumulated
   depreciation                                                      21,965           21,504
Intangible assets less accumulated amortization                       3,725            4,493
Deferred income taxes                                                   356              383
Other assets                                                          7,426            4,058
                                                               -------------    -------------
        Total assets                                              $ 207,663        $ 189,841
                                                               =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                 $ 44            $ 316
     Accounts payable                                                18,724           13,763
     Accrued compensation and benefits                                5,830            6,552
     Customer advances                                                  830            3,000
     Accrued liabilities                                              9,391           10,358
     Income taxes payable                                             2,664              869
                                                               -------------    -------------
        Total current liabilities                                    37,483           34,858

Noncurrent portion of long-term debt and other liabilities           30,697           30,938
                                                               -------------    -------------
        Total liabilities                                            68,180           65,796
                                                               -------------    -------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value; 3,000 shares
        authorized; none outstanding                                      -                -
     Common stock, no par value; 40,000 shares
        authorized; 22,813 and 22,063 outstanding, respectively     132,655          125,535
     Common stock warrants                                              700              700
     Retained earnings (accumulated deficit)                          6,676           (2,603)
     Unrealized gain on short-term investments                            8               20
     Foreign currency translation adjustment                           (556)             393
                                                               -------------    -------------
        Total shareholders' equity                                  139,483          124,045

                                                               -------------    -------------
        Total liabilities and shareholders' equity                $ 207,663        $ 189,841
                                                               =============    =============

* Actual year end for 1997 is January 2, 1998.


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended December 31                           1997 *            1996             1995
-------------------------------------------------------------------------------------------
 (In thousands, except per share data)


Revenue                                        $ 272,305        $ 233,660        $ 235,360
                                            -------------    -------------    -------------


Operating expenses:
    Cost of sales                                132,104          112,596          102,666
    Research and development                      40,662           36,705           31,895
    Sales and marketing                           60,327           64,391           62,672
    General and administrative                    28,785           30,142           24,824
    Restructuring charges                              -            2,134                -
                                            -------------    -------------    -------------
       Total operating expenses                  261,878          245,968          222,057
                                            -------------    -------------    -------------
Operating income (loss)                           10,427          (12,308)          13,303

Nonoperating income (expense):
    Interest and investment income                 4,462            4,635            3,594
    Interest  and other expense                   (3,524)          (3,925)          (3,909)
    Foreign exchange gain (loss)                     234               (4)           1,088
                                            -------------    -------------    -------------
       Total nonoperating income (expense)         1,172              706              773
                                            -------------    -------------    -------------
Income (loss) before income taxes                 11,599          (11,602)          14,076
Income tax provision (benefit)                     2,320             (300)           2,815
                                            -------------    -------------    -------------
Net income (loss)                                $ 9,279        $ (11,302)        $ 11,261
                                            =============    =============    =============

Basic net income (loss) per share                 $ 0.42          $ (0.51)          $ 0.56
                                            =============    =============    =============

Shares used in calculating basic
     net income (loss) per share                  22,293           22,005           19,949
                                            =============    =============    =============


Diluted net income (loss) per share               $ 0.40          $ (0.51)          $ 0.53
                                            =============    =============    =============

Shares used in calculating diluted
     net income (loss) per share                  22,947           22,005           21,318
                                            =============    =============    =============

* Actual year end for 1997 is January 2, 1998.

See accompanying notes to consolidated financial statements

 CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY


                                                   Common stock          Notes                Unrealized    Foreign
                                                   and warrants        receivable  Retained    loss on      currency       Total
                                                --------------------      from     earnings   short term   translation  shareholders
                                                   Shares     Amount   shareholders (deficit) investments   adjustment    equity
-----------------------------------------------------------------------------------------------------------------------------------
 (In thousands)

 Balance at December 31, 1994                      18,731    $ 56,458      $ (215)  $ (2,562)      $ (71)     $ (36)    $ 53,574
 Issuances of stock under employee plans              811       7,283           -          -           -          -        7,283
 Issuance of stock under common stock offering      2,100      57,248           -          -           -          -       57,248
 Tax benefit from stock option exercises                -         160           -          -           -          -          160
 Collection of notes receivable                         -           -         215          -           -          -          215
 Net income                                             -           -           -     11,261           -          -       11,261
 Translation adjustments                                -           -           -          -           -         23           23
 Unrealized gain (loss) on short term investments       -           -           -          -         173          -          173
                                                  -------- ----------- ----------- ---------- ----------- ---------- ------------
 Balance at December 31, 1995                      21,642     121,149           -      8,699         102        (13)     129,937
 Issuances of stock under employee plans              530       5,774           -          -           -          -        5,774
 Issuance of stock in connection with acquisition     141       2,857           -          -           -          -        2,857
 Repurchases of common stock                         (250)     (3,545)          -          -           -          -       (3,545)
 Net income                                             -           -           -    (11,302)          -          -      (11,302)
 Translation adjustments                                -           -           -          -           -        406          406
 Unrealized gain (loss) on short term investments       -           -           -          -         (82)         -          (82)
                                                  -------- ----------- ----------- ---------- ----------- ---------- ------------
 Balance at December 31, 1996                      22,063     126,235           -     (2,603)         20        393      124,045
 Issuances of stock under employee plans              890       8,954           -          -           -          -        8,954
 Repurchases of common stock                         (140)     (1,834)          -          -           -          -       (1,834)
 Net income                                             -           -           -      9,279           -          -        9,279
 Translation adjustments                                -           -           -          -           -       (949)        (949)
 Unrealized gain (loss) on short term investments       -           -           -          -         (12)         -          (12)
                                                  ======== =========== =========== ========== =========== ========== ============
 Balance at December 31, 1997 *                    22,813   $ 133,355         $ -    $ 6,676         $ 8     $ (556)   $ 139,483
                                                  ======== =========== =========== ========== =========== ========== ============

* Actual year end for 1997 is January 2, 1998.

See accompanying notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS


 Years ended December 31                                1997 *           1996            1995
-----------------------------------------------------------------------------------------------
 (In thousands)

 Cash flow from operating activities:
      Net income (loss)                                $ 9,279       $ (11,302)       $ 11,261
      Adjustments to reconcile net income (loss)
      to cash flows from operating activities:
         Depreciation and amortization expense          12,208          10,140           8,042
         Deferred revenue amortization                       -               -             (79)
         Rental inducement receipts                          -               -            (111)
         Other                                          (1,283)            178             673
      Decrease (increase) in assets:
         Accounts receivable, net                      (14,727)          5,501         (10,519)
         Inventories                                    (8,915)         (7,073)         (7,618)
         Other current and noncurrent assets            (1,537)         (2,603)         (3,020)
         Deferred income taxes                              27           1,191             248
      Increase (decrease) in liabilities:
         Accounts payable                                4,961          (2,102)          5,180
         Accrued compensation and benefits                (722)            807           1,909
         Customer advances                              (2,170)          1,920           1,080
         Accrued liabilities                              (967)          1,608           2,777
         Income taxes payable                            1,795          (2,133)          1,561
                                                  -------------    ------------    ------------
 Net cash provided (used) by operating activities       (2,051)         (3,868)         11,384
                                                  -------------    ------------    ------------

 Cash flow from investing activities:
      Equity investments                                (1,889)              -               -
      Acquisition of property and equipment            (10,991)        (10,359)        (14,553)
      Costs of capitalized patents                        (910)           (762)           (915)
      Purchase of short-term investments               (63,854)        (75,663)       (115,527)
      Maturities of short-term investments              70,538          83,247          68,600
                                                  -------------    ------------    ------------
 Net cash used by investing activities                  (7,106)         (3,537)        (62,395)
                                                  -------------    ------------    ------------

 Cash flow from financing activities:
      Issuance of common stock                           8,954           5,774           7,283
      Net proceeds from common stock offering                -               -          57,248
      Repurchase of common stock                        (1,834)         (3,545)              -
      (Payment)/collection of notes receivable            (504)             66             145
      (Payments)/proceeds on long-term debt and
            revolving credit facilities                   (179)         (1,930)         (1,597)
                                                  -------------    ------------    ------------
 Net cash provided by financing activities               6,437             365          63,079
                                                  -------------    ------------    ------------
 Increase (decrease) in cash and cash equivalents       (2,720)         (7,040)         12,068
 Cash and cash equivalents, beginning of period         22,671          29,711          17,643
                                                  =============    ============    ============
 Cash and cash equivalents, end of period             $ 19,951        $ 22,671        $ 29,711
                                                  =============    ============    ============

* Actual year end for 1997 is January 2, 1998.

 See accompanying notes to consolidated financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Due to the inherent nature of those estimates, actual results could differ from expectations.

     Basis of presentation. During fiscal year 1997, the Company changed its fiscal year from a calendar year ending on December 31 to an annual period that varies from 52 to 53 weeks and that always ends on the Friday nearest to December 31, effective for the Company's 1997 fiscal year end, such that the actual date of the Company's fiscal year-end for 1997 is January 2, 1998. For ease of financial statement presentation, comparison and consistency, the Company has continued to present each prior fiscal year as ending on December 31 and has not otherwise restated or adjusted its prior financial statements on this new fiscal year basis. In addition, because the change in fiscal year was made effective only as of the end of fiscal year 1997, the Company's prior three reporting quarters continue to be accounted for as ending on a calendar year basis (i.e., March 31, June 30 and September 30.)

     The effect of changing to a 52-53 week fiscal year for 1997, resulted in the Company reporting an extra two days when compared to the same calendar year period. The effect of any differences due to the change in the fiscal year-end dates are not expected to be material; specifically, the effect of changing to a 52-53 week fiscal year for 1997 was that the Company recorded an additional $3,176,000 of revenue and gross margin impact of $1,524,000 for shipments from January 1, 1998 to January 2, 1998, inclusive.

     In the future, the Company's fiscal year will normally consist of four equal quarters of 13 weeks each, or 52 weeks; however, due to the fact that there are not exactly 52 weeks in a calendar year and that there is slightly more than one additional day per year (not including the effects of leap year) in each calendar year as compared to a 52 week fiscal year, the Company will have a fiscal year composed of 53 weeks in certain fiscal years, as determined by how Friday falls closest to December 31 in consecutive calendar years.

     In those resulting fiscal years which have 53 weeks, the Company will record an extra week of revenues, costs and related financial activity.
Therefore, the financial results of those fiscal years, and the associated quarter, having the extra week, will not be exactly comparable to the prior and subsequent 52 week fiscal years, and the associated quarters having only 12 weeks. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, the Company, analysts, shareholders, investors and others will have to make appropriate adjustments to any analysis performed when comparing the Company's activities and results in fiscal years that contain 53 weeks to those that contain the standard 52 weeks.

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

     Forward foreign currency exchange contracts The Company's policy is to hedge its known exposure to foreign currency transactions to minimize the effect of changes in foreign currency exchange rates on consolidated results of operations. The Company enters into simple forward foreign exchange contracts to either buy or sell currency if the net position exceeds $400,000. The forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other operating expenses over the contract lives using the straight-line method while realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured, and terminated contracts), are included in results of operations. The related amounts due to or from counterparties are included in other assets or other liabilities. Contract amounts are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses. To date, the Company has entered into simple forward foreign currency exchange contracts to offset the effects of changes in exchange rates on foreign-denominated intercompany receivables. At January 2, 1998, the Company had forward foreign currency exchange contracts to sell $5,337,000 of Japanese Yen and $561,000 of German Marks, and to buy $1,572,000 of New Zealand dollars and $1,425,000 of British Pound Sterling, at contracted rates that mature over the next five months.

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

     At January 2, 1998, the Company's short-term investments consisted of U.S. Treasury securities totaling $53,171,000 at cost, which had unrealized gains of $8,000 and had original maturities of less than one year from the date of purchase. At December 31, 1996, the Company's short-term investments in U.S. Treasury securities and Federal Government Agencies had a cost of $59,867,000 and had unrealized gains of $20,000.

     Concentration of credit risk. In entering into forward foreign exchange contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and the Company does not expect any losses as a result of counterparty defaults. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The expenses recorded for doubtful accounts receivable were $315,000 in 1997, $1,159,000 in 1996, and $352,000 in 1995.

     Inventories. Inventories are stated at the lower of standard cost or market. Standard costs approximate average actual costs.

     In December 1995, the Company announced that it had temporarily halted shipments of certain tracking and communications products deliverable under a large contract with a single customer. Shipments under this contract resumed in March 1997, accordingly, the Company has not provided any reserves against the products included in inventory Inventories included approximately $2,170,000 of materials at January 2, 1998, and $3,348,000 of materials at December 31, 1996, that have been received in anticipation of making shipments to this customer.

     Revenue recognition. The Company recognizes revenue from product sales at the time of shipment, except as to revenue deferred for extended warranty obligations. Substantially all technology licenses and research revenue have consisted of initial license fees and royalties, which were recognized when earned.

     Product warranty. The Company provides for estimated warranty costs at the time of sale. The warranty period is generally for one year from date of shipment, except for aviation products, for which the period is generally three years; select military programs may require extended warranty periods.

     Advertising Costs. The Company expenses the production costs of advertising as incurred. Advertising expenses were $6,328,000, $7,587,000, and $7,683,000 in 1997, 1996, and 1995, respectively.

     Stock Compensation. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, it does not recognize compensation cost for stock options granted at or above market. Note 11 to the Consolidated Financial Statements describes the plans operated by the Company, and contains a summary of the pro forma effects to reported net income and earnings per share for 1997 and 1996 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123.

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

     Net income (loss) per share. In 1997, the Financial Accounting and Standards Board issued Statement No. 128, "Earnings Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Note 2 - The Company, industry segment, geographic, and customer information:

     The Company operates in a single industry segment as a leading supplier of products that determine precise geographic location and time using the Global Positioning System (GPS). The Company develops, manufactures and markets its products for applications in surveying and mapping, tracking and communications, OEM, avionics and military markets. The Company sells its products through a direct salesforce located in twelve countries, as well as through a worldwide network of dealers, distributors and authorized representatives. Research and development activities are conducted at the Company's facilities in Sunnyvale, California; Austin, Texas; and Christchurch, New Zealand. Manufacturing is performed primarily in Sunnyvale, California, and to a lesser extent in Austin, Texas.


     The following table sets forth revenue by market. Revenues in 1995 have been reclassified to conform with the Company's organization structure in 1996 and 1997.


                                           1997 *          1996           1995
-------------------------------------------------------------------------------
(In thousands)

   Commercial Systems                    $168,606      $ 158,273      $ 162,393
   Software & Component Technologies       43,417         38,054         35,416
   Aerospace                               60,282         37,333         37,551
                                    --------------   -------------  -----------
    Total revenue                        $272,305      $ 233,660      $ 235,360
                                    --------------   -------------  -----------

* Actual year end for 1997 is January 2, 1998.

     Information regarding geographic areas is as follows:


                                                            Geographic Area
                                          ----------------------------------------------
                                                           Europe /       Pac. Rim, Asia
                                            Domestic      Middle East      and Japan       Eliminations      Total
--------------------------------------------------------------------------------------------------------------------
(In thousands)

1997 *
       Sales to unaffiliated customers      $ 211,781       $ 45,769        $ 14,755            $ -      $ 272,305
       Intergeographic transfers               29,481          2,482           1,198        (33,161)           $ -
                                         -------------  -------------   -------------  -------------  -------------
       Total revenue                        $ 241,262       $ 48,251        $ 15,953      $ (33,161)     $ 272,305
                                         -------------  -------------   -------------  -------------  -------------
       Operating income (loss)                $ 5,349       $ 14,093        $ (9,284)         $ 269       $ 10,427
       Identifiable assets                  $ 185,915       $ 11,830        $ 10,584         $ (666)     $ 207,663
1996
       Sales to unaffiliated customers      $ 164,663       $ 47,972        $ 21,025            $ -      $ 233,660
       Intergeographic transfers               70,366              -           1,474        (71,840)           $ -
                                         -------------  -------------   -------------  -------------  -------------
       Total revenue                        $ 235,029       $ 47,972        $ 22,499      $ (71,840)     $ 233,660
                                         -------------  -------------   -------------  -------------  -------------
       Operating income (loss)              $ (18,670)      $ 14,917        $ (8,382)        $ (173)     $ (12,308)
       Identifiable assets                  $ 166,405       $ 14,355        $ 10,037         $ (956)     $ 189,841

1995
       Sales to unaffiliated customers      $ 158,800       $ 51,040        $ 25,520            $ -      $ 235,360
       Intergeographic transfers               42,621              -           1,361        (43,982)           $ -
                                         -------------  -------------   -------------  -------------  -------------
       Total revenue                        $ 201,421       $ 51,040        $ 26,881      $ (43,982)     $ 235,360
                                         -------------  -------------   -------------  -------------  -------------
       Operating income (loss)                $ 3,902       $ 19,000        $ (8,858)        $ (741)      $ 13,303
       Identifiable assets                  $ 170,390       $ 14,112        $ 13,105         $ (844)     $ 196,763

* Actual year end for 1997 is January 2, 1998.


     Transfers between domestic and foreign geographic areas are made at prices based on total costs and contributions of the supplying geographic area. The Company's subsidiaries in the Pacific Rim, Asia and Japan have derived revenue from commissions from domestic operations in each of the periods presented. These commission revenues and expenses are excluded from total revenue and operating income (loss) in the preceding table. Since April 1995, sales to unaffiliated customers in Japan have been made by the Company's Japanese subsidiary. Previously, such sales were treated as domestic export sales.

     Export revenue (defined as sales to unaffiliated customers in foreign countries, made by the Company's domestic operations) as a percentage of total revenue was as follows:

                                        1997 *           1996            1995
------------------------------------------------------------------------------

 Europe/Middle East                         7  %            2  %           2  %
 Pacific Rim, Asia and Japan               10              13             12
 Other                                     11              10              7
                                 -------------    ------------    -----------
                                           28  %           25  %          21  %

* Actual year end for 1997 is January 2, 1998.


     No single customer accounted for 10% or more of total revenues in 1997, 1996 or 1995.

     The geographic distribution of sales to unaffiliated customers by customer location as a percentage of total revenue was as follows:


                                         1997 *           1996            1995
-------------------------------------------------------------------------------

 United States                              55  %           53  %          47  %
 Europe/Middle East                         22              21             23
 Pacific Rim, Asia and Japan                15              19             23
 Other                                       8               7              7
                                  -------------    ------------    -----------
                                           100  %          100  %         100  %

* Actual year end for 1997 is January 2, 1998.

Note 3 -  Balance sheet components:

 December 31,                                     1997 *           1996
-------------------------------------------------------------------------
 (In thousands)

 Inventories
       Raw materials                            $ 32,123        $ 24,145
       Work-in-process                             7,123           5,174
       Finished goods                              8,527           9,539
                                            -------------    ------------
                                                $ 47,773        $ 38,858
                                            =============    ============

 Property and equipment
       Machinery and equipment                  $ 60,674        $ 52,277
       Furniture and fixtures                      5,060           4,758
       Leasehold improvements                      6,451           6,231
                                            -------------    ------------
                                                  72,185          63,266
       Less accumulated depreciation              50,220          41,762
                                            -------------    ------------
                                                $ 21,965        $ 21,504
                                            =============    ============

* Actual year end for 1997 is January 2, 1998.

Note 4 - Bank line of credit:

     In August 1997, the Company entered into a three year $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). This credit facility replaced the previous two year $30,000,000 unsecured line that was expiring. The Credit Agreement enables the Company to borrow up to $50,000,000, provided that certain financial and other covenants are met. Under a separate agreement the Company has an additional $5,000,000 line of credit provided only by the lead bank for "Letter of Credit" purposes which is also subject to the covenants in the main facility. The Credit Agreement provides for payment of a commitment fee of 0.25% and borrowings to bear interest at 1% over LIBOR if the total funded debt to EBITDA is less than or equal to 1.00 times, 0.3% and borrowings to bear interest at 1.25% over LIBOR if the ratio is greater than
1.00 times and less than or equal to 2.00 times, or 0.4% and borrowings to bear interest at 1.75% over LIBOR if the ratio is greater than 2.00 times. In addition to borrowing at the LIBOR rate, the Company has the right to borrow with interest at the higher of (i) one of the banks' annual prime rate and (ii) the federal funds rate plus 0.5%. No borrowings were made under the line of credit during 1997 and 1996. Under the line of credit the Company is restricted from paying dividends.

     At January 2, 1998, the Company was contingently liable to a Japanese bank for $43,500 at a year end exchange rate of 130.57 yen per dollar arising from customers' notes receivable which the Company sold with recourse to the bank. In the event of a customer's default, the Company must repurchase the receivable from the bank. Losses resulting from defaults have not been significant.

Note 5 - Acquisition:

     On July 2, 1996, the Company purchased certain assets and assumed certain liabilities of Terra Corporation (Terra), a New Mexico corporation that manufactured components for the aviation market, in exchange for 140,860 shares of the Company's common stock and options to purchase 12,000 shares of the Company's common stock. The Company's results of operations include the results of operations of Terra Corporation from July 2, 1996. The Company recorded $3,189,000 of goodwill on the acquisition. The Company is amortizing this goodwill over five years. As of January 2, 1998, the Company had recorded accumulated amortization of $956,700.

     Prior to its acquisition by the Company, Terra had limited revenues and operated at a loss. As of July 2, 1996, Terra had cumulative losses of approximately $255,000. The amount of the loss is not determinable with respect to individual periods. If the acquisition had occurred at January 1, 1995, based on the purchase price recorded, the Company would have recorded amortization of goodwill and a reduction of net income before taxes of $637,800 in 1995, or $0.03 per share and additional amortization of goodwill and an increase in net loss before income taxes of $318,900 in 1996, or $ 0.01 per share.

Note 6 - Restructuring:

     During 1996, the Company recorded restructuring charges of $2,134,000. Components of this restructuring reserve included employee severance packages, the costs of redundant office space, write-downs of idle assets, and the costs of moving people.

Note 7 - Long-term debt and other noncurrent liabilities:

         Long-term debt consists of the following:

December 31,                                       1997 *           1996
--------------------------------------------------------------------------
 (In thousands)

 Subordinated notes                              $ 29,600        $ 29,507
 Capitalized leases (Note 8)                            -               -
 Equipment financing obligations                        -             316
 Other                                              1,141           1,431
                                              ------------    ------------
                                                   30,741          31,254
 Less-current portion                                  44             316
                                              ------------    ------------
 Noncurrent portion                              $ 30,697        $ 30,938
                                              ============    ============

* Actual year end for 1997 is January 2, 1998.

     Scheduled payments of equipment loan obligations are as follows: $0 in 1998.

     During June 1994, the Company issued $30 million of subordinated promissory notes bearing interest at an annual rate of 10% , with principal due on June 15, 2001. Interest payments are due monthly in arrears. The notes are subordinated to the Company's senior debt, which is defined as all pre-existing indebtedness for borrowed money and certain future indebtedness for borrowed money
(including, subject to certain restrictions, secured bank borrowings and borrowed money for the acquisition of property and capital equipment) and trade debt incurred in the ordinary course of business. If the Company prepays any portion of the principal, it is required to pay additional amounts if U.S. Treasury obligations of a similar maturity exceed a specified yield. Under the agreement the Company is restricted from paying dividends.

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

Note 8 - Lease obligations and commitments:

     The Company's principal facilities in the United States are leased under noncancelable operating leases that expire at various dates from 1998 through 2001. The Company has options to renew these leases for an additional five years. The Company's United Kingdom subsidiary leases a facility under an operating lease that expires in 2015.

     At January 2, 1998, the Company had no outstanding equipment lease obligations.

 Future minimum payments required under noncancelable operating leases are as follows:
                                                 Operating
                                                   Leases
-----------------------------------------------------------
 (In thousands)

 1998                                              $ 6,480
 1999                                                4,991
 2000                                                4,131
 2001                                                1,752
 2002                                                1,372
 Thereafter                                          1,595
                                              =============
 Total                                            $ 20,321
                                              =============

Rent expense under operating leases was $5,472,400 in 1997, $6,004,800 in 1996, and $5,577,000 in 1995.

Note 9 - Fair value of financial instruments:

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

                                                Carrying         Fair
                                                 Amount          Value
                                               ---------      -----------
December 31, 1997 *
-------------------------------------------------------------------------
 (In thousands)

 Assets:
 Cash and cash equivalents (Note 1)           $ 19,951           $ 19,951
 Short-term investments (Note 1)                53,171             53,171
 Forward foreign exchange contracts (Note 1)       294                294

 Liabilities:
 Subordinated notes (Note 7)                    29,600             29,451

* Actual year end for 1997 is January 2, 1998.


     The fair value of the subordinated notes has been estimated using an estimate of the interest rate the Company would have had to pay on issuance of notes with a similar maturity, and discounting the cash flows at that rate. The fair values do not give an indication of the amount that the Company would have to pay to extinguish any of this debt.

     The fair value of forward foreign exchange contracts is estimated based on quoted market prices of comparable contracts and these contracts are restated at the end of every month to the fair value.

Note 10 - Income taxes:

 The income tax provision (benefit) consists of the following:

 Years ended December 31,               1997 *           1996           1995
-------------------------------------------------------------------------------
 (In thousands)
 Federal:
      Current                           $ 1,168        $ (2,557)       $ 1,380
      Deferred                                -           1,208            389
                                   -------------   -------------  -------------
                                          1,168          (1,349)         1,769
                                   -------------   -------------  -------------
 State:
      Current                                10               5              4
      Deferred                                -               -              -
                                   -------------   -------------  -------------
                                             10               5              4
                                   -------------   -------------  -------------
 Foreign:
      Current                             1,116           1,060          1,183
      Deferred                               26             (16)          (141)
                                   -------------   -------------  -------------
                                          1,142           1,044          1,042
                                   -------------   -------------  -------------
 Income tax  provision (benefit)        $ 2,320          $ (300)       $ 2,815
                                   =============   =============  =============

* Actual year end for 1997 is January 2, 1998.

     The domestic  income (loss) before income taxes  (including  royalty income
subject   to   foreign   withholding   taxes)   was   approximately   $9,400,00,
($13,300,000), and $12,800,000, in 1997, 1996, and 1995.

     The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

 Years ended December 31,                        1997 *       1996        1995
--------------------------------------------------------------------------------
 (In thousands)

 Expected tax at 35% in all years              $ 4,060    $ (4,061)     $ 4,926
 Tax account valuation adjustments              (2,390)     (1,630)      (2,464)
 Operating loss not utilized                         -       4,577            -
 Foreign withholding taxes                         403         170          242
 Foreign tax rate differential                     (28)        277          356
 State income taxes                                 10           5            4
 Benefit of Foreign Sales Corporation, net           -           -         (312)
 Other                                             265         362           63
                                            -----------  ----------   ----------
 Income tax provision (benefit)                $ 2,320      $ (300)     $ 2,815
                                            ===========  ==========   ==========
     Effective tax rate                            (20%)        (3%)         20%
                                            ===========  ==========   ==========

* Actual year end for 1997 is January 2, 1998.

The components of deferred taxes consist of the following:

                                                               December 31,
                                                    ---------------------------
                                                          1997 *          1996
-------------------------------------------------------------------------------
 (In thousands)

 Deferred tax liabilities:
      Goodwill                                             $ 866        $ 1,139
      Other individually immaterial items                    290            229
                                                    -------------  ------------
      Total deferred tax liabilities                       1,156          1,368
                                                    -------------  ------------

 Deferred tax assets:
      Inventory valuation differences                      6,480          6,645
      Federal credit carryforwards                         6,316          5,793
      State credit carryforwards                           2,099          1,626
      Warranty                                             1,234            752
      Federal net operating loss (NOL) carryforward            -          1,410
      Deferred revenue                                       134          1,371
      Other individually immaterial items                  4,871          4,095
                                                    -------------  ------------
      Total deferred tax assets                           21,134         21,692

      Valuation allowance                                (19,622)       (19,941)
                                                    -------------  ------------
      Total deferred tax assets                            1,512          1,751
                                                    -------------  ------------

 Total net deferred tax assets                             $ 356          $ 383
                                                    =============  ============

* Actual year end for 1997 is January 2, 1998.

     The NOL and credit carryforwards listed above expire in the years 1999 through 2012.

     The valuation allowance increased by $7.3 million in 1996. Approximately $6.9 million of the valuation allowance at December 31, 1997, relates to the tax benefits of stock option deductions which will be credited to equity when realized.

Note 11 - Shareholders' equity:

     Employees and others have been granted options to purchase common shares under stock option plans adopted in 1990, 1992 and 1993. Details of these plans, the 1988 Employee Stock Purchase Plan, and similar compensation plans are set out below.

     1993 Stock Option Plan In 1992, the Company's Board of Directors adopted the 1993 Stock Option Plan to replace the 1983 Stock Option Plan which expired in January 1993. The 1993 Stock Option Plan provides for the granting of incentive and nonstatutory stock options for up to 3,200,000 shares of Common Stock to employees, consultants and directors of the Company. Incentive stock options may be granted for exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. All options granted have 63 month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The exercise price of nonstatutory stock options must be at least 85% of the fair market value of Common Stock on the date of grant. As of December 31, 1997, options to purchase 2,548,430 shares were outstanding and 222,922 shares were available for future grant under the 1993 Stock Option Plan. The 1983 Stock Option Plan expired in 1997.

     1990 Director Stock Option Plan In December 1990, the Company adopted a Director Stock Option Plan under which the Company has reserved 280,000 shares of Common Stock for options to be granted to nonemployee directors. At December 31, 1997, options to purchase 138,333 shares were outstanding and 165,833 shares were available for future grants under the Director Stock Option Plan.

     1992 Management Discount Stock Option Plan In 1992 the Company's Board of Directors and shareholders approved the 1992 Management Discount Stock Option Plan ("Discount Plan"). Under the Discount Plan, 300,000 nonstatutory stock options were reserved for grant to management employees at exercise prices that are significantly discounted from the fair market value of Common Stock on the dates of grant. Options are generally exercisable six months from the date of grant. As of December 31, 1997, there were 129,974 shares available for future grants. For accounting purposes, compensation cost is measured by the excess over the discounted exercise prices of the fair market value of Common Stock on the dates of option grant. Noncash compensation cost related to options exercised in 1997 amounted to $274,572. As of December 31, 1997, all shares had been exercised.

     1988 Employee Stock Purchase Plan In 1988, the Company established an employee stock purchase plan under which 1,700,000 shares of common stock were reserved for issuance. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. In 1997, 223,858 shares were issued under the plan for aggregate proceeds of $2,674,989. At December 31, 1997, the number of shares reserved for future purchases was 81,921.

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

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options and purchases under the Employee Stock Purchase Plan using the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996, and 1995:

                                           1997 *           1996           1995
                                          -------        --------        -------
Expected dividend yield                      $ -             $ -            $ -
Expected stock price volatility            58.07%          58.76%         59.48%
Risk-free interest rate                     6.36%           6.29%          6.79%
Expected life of options after vesting      1.19            0.77           0.77

* Actual year end for 1997 is January 2, 1998.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The estimated fair value of purchases under the Employee Stock Purchase Plan is expensed in the year of purchase. The Company's pro forma information (in thousands except for per share data) is as follows:

                                                   1997 *      1996       1995
                                                 --------   --------   --------

Net income (loss) - as reported                  $ 9,279   $ (11,302)  $ 11,261

Net income (loss) - pro forma                    $ 2,899   $ (15,806)   $ 9,166

Basic income (loss) per share - as reported       $ 0.42     $ (0.51)    $ 0.56

Basic income (loss) per share - pro forma         $ 0.13     $ (0.72)    $ 0.46

Diluted income (loss) per share - as reported     $ 0.40     $ (0.51)    $ 0.53

Diluted income (loss) per share - pro forma       $ 0.13     $ (0.72)    $ 0.43


* Actual year end for 1997 is January 2, 1998.

     Because the fair value method is applicable only to options granted subsequent to December 31, 1994 pro forma effects will not be fully reflected until 1998. Accordingly, these figures are unlikely to be representative of the effects on reported net income for future years.

     Exercise prices for options outstanding as of December 31, 1997 ranged from $8.00 to $23.00. The weighted average remaining contractual life of those options is 3.86 years. In view of the wide range of exercise prices, the Company considers it appropriate to provide the following additional information in respect of options outstanding:


                                                     Total                                         Currently exercisable
                               Number           Weighted-average       Weighted- average       Number         Weighted- average
        Range             (in thousands)         exercise price   remaining contractul life (in thousands)     exercise price
-----------------------   ---------------    -------------------  ------------------------- -------------     -----------------
$8.000-$10.000                  328                 $9.37                 2.13                    254                $9.29
$11.000-$12.500                 354                $12.17                 3.89                     52                $11.40
$13.125-$13.125                 143                $13.13                 2.12                     81                $13.13
$15.375-$15.375                 999                $15.38                 3.96                    196                $15.38
$16.875-$17.000                  47                $17.00                 3.37                     19                $17.00
$17.500-$17.500                 481                $17.50                 4.96                      0                 $0.00
$17.875-$21.000                 269                $19.27                 4.15                     81                $18.32
$22.250-$22.250                   9                $22.25                 2.92                      4                $22.25
$22.750-$22.750                   8                $22.75                 3.11                      3                $22.75
$23.000-$23.000                  58                $23.00                 6.42                     10                $23.00
-----------------------   --------------    ------------------   -------------------------  ----------------  -----------------
$8.000-$23.000                2,696                $15.10                 3.86                    700                $13.20



     Activity during 1997, 1996 and 1995 under the combined plans was as follows:

                                              1997 *                          1996                           1995
                                                    Weighted average               Weighted average               Weighted average
                                       Options       exercise price     Options     exercise price      Options     exercise price
                                      ------------- ----------------  ------------ ------------------ ----------   ---------------
Outstanding at beginning of year        2,577             $13.06           2,525         $13.49         2,392           $8.98
     Granted                              962             $16.45           1,522         $16.57           907          $21.19
     Exercised                           (635)             $8.78            (316)         $9.35          (663)          $7.49
     Canceled                            (208)            $15.40          (1,154)        $19.61          (111)         $14.80

Outstanding at end of year              2,696             $15.10           2,577         $13.06         2,525          $13.49

Exercisable at end of year                700             $13.20             886          $9.99           764           $9.13

Weighted-average fair value of options
    granted during year                                    $8.30                          $5.24                        $10.21

* Actual year end for 1997 is January 2, 1998.

     During 1996, under a program approved by the Board of Directors all employees, with the exception of officers, were offered an exchange option to replace the stock options previously issued to them, with new stock options (at an exchange ratio of 1 to 1, with a vesting period commencing on the date of exchange) at a new lower price. Options on 825,456 shares were canceled
(reported above as cancellations) and replaced (reported above as options granted).

     401(k) Plan Under the Company's 401(k) Plan, U.S. employee participants may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Fund purchased 35,661 shares of Common stock for an aggregate of $532,293 in 1997. The Company, at its discretion, matches individual employee 401(k) Plan contributions up to $100 per month. The Company's matching contributions to the 401(k) Plan were $1,033,000 in 1997, $1,031,000 in 1996 and $827,000 in 1995.

     Profit Sharing Plan In 1995, the Company introduced an employee profit sharing plan in which all employees, excluding executives, participate. The plan distributes to employees approximately 5% of quarterly income before taxes. Payments under the plan during 1997, 1996, and 1995 were $549,000, $43,000, and $722,000 respectively.

     Common shares reserved for future issuances As of December 31, 1997, the Company has reserved 3,441,103 common shares for issuance upon exercise of options outstanding and options available for grant under the 1993 Stock Option,

1990 Director Stock Option, and 1992 Management Discount Stock Option plans, and available for issuance under the 1988 Employee Stock Purchase plan.

Note 12 - Earnings Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Registrant adopted this standard, as required for its December 31, 1997 Financial
Statements. For the years presented, the Registrant presents both basic and diluted earnings per share.

     The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.


                                                                       Years Ended December 31,
                                                           --------------------------------------------------

                                                               1997 *             1996             1995
-------------------------------------------------------------------------------------------------------------
(in thousands except per share amounts)

Numerator:
    Income available to common shareholders
     used in basic and diluted income (loss) per share          $ 9,279         $ (11,302)        $ 11,261

Denominator:
     Weighted-average number of Common
      Shares used in basic income (loss) per share               22,293            22,005           19,949

     Effect of dilutive securities:
      Common stock options                                          530                 -            1,169
      Common stock warrants                                         124                 -              200
                                                           ---------------   ---------------  ---------------

     Weighted-average number of Common
      Shares and dilutive potential Common Shares
      used in diluted income (loss) per share                    22,947            22,005           21,318
                                                           ===============   ===============  ===============


 Basic income (loss) per share                                     0.42             (0.51)            0.56
                                                           ===============   ===============  ===============
 Diluted income (loss) per share                                   0.40             (0.51)            0.53
                                                           ===============   ===============  ===============

* Actual year end for 1997 is January 2, 1998.


Note 13 - Statement of cash flows data:

Years ended December 31                                  1997 *           1996              1995
-----------------------------------------------------------------------------------------------------
 (In thousands)

 Supplemental schedule of noncash financing activities:

 Tax benefit from stock options exercises                      $ -             $ -             $ 160
                                                       ------------    ------------     -------------


 Supplemental schedule of noncash investing activities:

 Common stock issued for Terra Corporation                     $ -         $ 2,857               $ -
                                                       ------------    ------------     -------------

 Supplemental disclosure of cash flow information:

 Interest paid                                             $ 3,313         $ 3,457           $ 3,678
                                                       ------------    ------------     -------------
 Income taxes paid                                           $ 167           $ 483           $ 1,032
                                                       ------------    ------------     -------------

* Actual year end for 1997 is January 2, 1998.

Note 14 - Litigation:

     Settled Matters. In November 1994, the Company was named as a defendant in an action commenced in the United States District Court for the District of Rhode Island, NovAtel Communication Ltd. v. Trimble Navigation Limited, C.A. No. 94-0498 (ML). Plaintiff NovAtel sought preliminary and permanent injunctive relief, unspecified damages and interest thereon, costs and disbursements, including reasonable attorneys' fees, based on the Company's alleged infringement of U.S. Patent No. 5,101,416 (the '416 patent).

     On April 21, 1995, the Company filed suit against NovAtel for infringement of the Company's U.S. Patent No. 4,754,465 (the '465 patent) in the United States District Court, Northern District of California, San Jose Division, Trimble Navigation v. NovAtel Communications Ltd, C.A. No. C95-2405 SI. On February 27, 1996, Trimble filed a Complaint against NovAtel at the International Trade Commission in Washington, D.C., alleging unfair acts in the importation of goods, namely, infringement of its '465 patent, and seeking a permanent exclusion order to interdict the importation by or on behalf of NovAtel into this country of infringing GPS receivers manufactured and sold by NovAtel.

     On July 16, 1996, the Company and NovAtel entered into an agreement resolving all matters in dispute and cross-licensing certain technologies. The agreement ends all litigation between the parties.

     In February 1995, DAC International Inc. (DAC), then a distributor and sales representative of the Company, terminated its sales representative agreement with the Company and thereafter filed an arbitration claim against the Company in Palo Alto, California, seeking damages of approximately $2,100,000. On July 15, 1996, the Arbitrator issued a Final Liability and Opinion Award that called for the Company to pay a total of $1,021,000, including interest, all of which has now been paid.

     On March 26, 1996, DAC filed a lawsuit titled DAC International, Inc. v Trimble Navigation Ltd., Case No. 96-02032, filed in the District Court of Travis County, Texas. In April 1996, the Company removed this case to the Federal District Court for the Western District of Texas. On August 6, 1996, Trimble agreed to pay DAC $500,000, which was charged to income in the second quarter of 1996. As a result of this agreement, all litigation between the Company and DAC has been settled.

     In March 1995, the Company signed a large contract for the supply of Galaxy/GPS land mobile satellite terminals to American Mobile Satellite Corporation (AMSC), a Reston, Virginia, based company that provides a variety of voice and data services via satellite. AMSC contracted for delivery of product beginning in mid-1995 and continuing through 1996. Late in the fourth quarter of 1995 AMSC requested that the Company cease delivery, due in part to delays in the completion of software. Shipments under the original contract were halted in the fourth quarter of 1995, and the contract was modified.

     In October 1996, the Company filed a complaint against AMSC in the Superior Court of California in Santa Clara County. The complaint alleges that AMSC breached its March 1995 contract with the Company by refusing to accept additional deliveries of Galaxy product. The complaint also alleges that AMSC fraudulently induced the Company to execute a modification to the March 1995 contract. The complaint seeks unspecified damages, including lost profits and exemplary damages. AMSC acknowledged receipt of the complaint but did not file a responsive pleading. On February 20, 1997, the Company and AMSC signed an agreement to resume shipments of product to AMSC, and as a result of this agreement the complaint has been dropped by the Company.

     In September 1996, the British Technology Group (BTG) brought suit for alleged infringement of its RE.34,004 patent. BTG has also brought suit against two other defendants over the same patent. Trimble terminated its litigation with BTG over U.S. Patent RE. 34,004 ('004 patent). After a series of pre-trial rulings favorable to Trimble, BTG agreed to dismiss its complaint with prejudice. BTG also agreed to release Trimble's receiver architecture that was the subject matter of the lawsuit from liability with respect to any other infringement allegations that BTG might have made in a lawsuit. In return, Trimble agreed to dismiss its counterclaim against BTG. The agreement does not require either party to pay any money to the other and each party is to bear its own costs. An order dismissing BTG's case against Trimble has been entered by Judge Bartle of the federal court of Philadelphia.

     Pending Matters. On December 6, 1995, two shareholders filed a class action lawsuit against the Company and certain directors and officers of the Company. Subsequent to that date, additional lawsuits were filed by other shareholders. The lawsuits were subsequently amended and consolidated into one complaint which was filed on April 5, 1996. The amended consolidated complaint sought to bring an action as a class action consisting of all persons who purchased the common stock of the Company during the period April 18, 1995, through December 5, 1995 (the "Class Period"). The plaintiffs alleged that the defendants sought to induce the members of the Class to purchase the Company's common stock during the Class Period at artificially inflated prices. The plaintiffs seek recissory or compensatory damages with interest thereon, as well as reasonable attorneys' fees and extraordinary equitable and/or injunctive relief. The Company filed a motion to dismiss, which was heard by the Court on August 16, 1996. The court rejected the plaintiffs' lawsuit, but allowed thirty days to resubmit its complaint. On September 24, 1996, the plaintiffs filed an amended complaint. On April 28, 1997, the Court granted in part, and denied in part, the Company's motion to dismiss. The Court further granted the plaintiffs leave to replead certain dismissed claims. On June 19, 1997, the plaintiffs filed a third amended and consolidated complaint. The Company has answered the complaint by denying all liability. The Company does not believe that it is possible to predict the outcome of this litigation.

     On January 31, 1997, counsel for one Philip M. Clegg wrote to Trimble asserting that a license under Clegg's U.S. Patent No. 4,807,131, which was issued February 21, 1989, would be required by Trimble because of a joint venture Trimble had entered into with Caterpillar Corporation concerning the use of Trimble GPS products in combination with earth moving equipment. To date, no infringement action has been initiated on behalf of Mr. Clegg. The Company does not believe that there will be any adverse consequences to the Company as a result of this inquiry.

     In July 1993, an individual filed a complaint against the Company in which the individual alleges the Company has an obligation to him for commissions earned and services provided in an amount in excess of $1,500,000. In June 1995 the Company's motion for summary judgment on all claims was granted by the court. The individual filed an appeal with the California Court of Appeals for the Sixth District. On November 26, 1996, the summary judgment was affirmed by the California Court of Appeals for the Sixth District. On January 8, 1997, the individual petitioned for review by the Supreme Court of California. The petition for review was denied by the Supreme Court. The judgment in the Company's favor is now final and nonappealable.

     A former shareholder has filed an action against the Company claiming rights to shares that were previously canceled on the Company's stock records pursuant to lost stock certificate indemnification agreements. The complaint was dismissed for a lack of jurisdiction. The Company does not believe that there will be any adverse consequences to the Company as a result of this case.

     In October 1995, an employee who was terminated by the Company in 1992 filed a complaint against the Company, alleging that his incentive stock options continued to vest subsequent to his termination. He sought damages of approximately $1,000,000. The Company filed a general denial in answer to the complaint. The trial was concluded on September 25, 1997, and the jury rendered its verdict in favor of the Company on all causes of action. It is unclear whether the time for appeal has past, although no appeal has been filed to date. The Company does not believe that an appeal, if any, would be successful.

     The Company is also a party to other disputes incidental to its business. The Company believes the ultimate liability of the Company as a result of such disputes, if any, would not be material to its overall financial position, results of operations, or liquidity.

Note 15 - Selected quarterly financial data (unaudited):

                                                      First          Second          Third          Fourth
                                                     Quarter        Quarter         Quarter        Quarter
--------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

1997 *
         Total revenue                                 $ 60,551       $ 68,944        $ 64,719       $ 78,091
         Gross margin                                  $ 31,506       $ 36,689        $ 34,199       $ 37,807
         Operating income (loss)                        $ 1,751        $ 4,354         $ 1,573        $ 2,749
         Net income (loss)                              $ 1,429        $ 3,865         $ 1,592        $ 2,393

         Basic net income (loss) per share               $ 0.06         $ 0.18          $ 0.07         $ 0.11
                                                   =============  =============   =============  =============

         Dilutive net income (loss) per share            $ 0.06         $ 0.17          $ 0.07         $ 0.10
                                                   =============  =============   =============  =============

1996
         Total revenue                                 $ 56,722       $ 58,602        $ 54,086       $ 64,250
         Gross margin                                  $ 30,707       $ 31,565        $ 26,632       $ 32,160
         Operating income (loss)                       $ (1,594)      $ (3,480)       $ (8,466)       $ 1,232
         Net income (loss)                             $ (1,146)      $ (2,585)       $ (8,834)       $ 1,263

         Basic net income (loss) per share              $ (0.05)       $ (0.12)        $ (0.40)        $ 0.06
                                                   =============  =============   =============  =============

         Dilutive net income (loss) per share           $ (0.05)       $ (0.12)        $ (0.40)        $ 0.06
                                                   =============  =============   =============  =============

* Actual year end for 1997 is January 2, 1998.

     Significant quarterly items include the following: (i) in the first quarter of 1996 the Company recorded revenue of $1,080,000 from AMSC related to contract renegotation fees; (ii) in the second quarter of 1996 the Company recorded $1,000,000 from AMSC related to contractual shutdown fees; (iii) in the third quarter of 1996 the Company recorded $2,046,000 of restructuring charges and recorded an additional $88,000 in the fourth quarter of 1996; (iv) in the second quarter of 1997 the Company recorded revenue of $2,222,000 from a technology license; (v) in the third quarter of 1997 the Company recorded revenue of $1,800,000 from a development agreement in connection with an irrevocable non-refundable non-recurring engineering fee.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     The Board of Directors and Shareholders Trimble Navigation Limited

     We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of January 2, 1998 and December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at January 2, 1998 and December 31, 1996, and the consolidated results of its operations and its cash flows for each the three years in the period ended January 2, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                    /s/ERNST & YOUNG LLP

Palo Alto, California
January 27, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

     Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The section  titled  "Nominees"  and the section  titled  "Compliance  with
Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 1998 annual meeting of shareholders to be held on May 5, 1998, ("Proxy Statement") with respect to directors of the Company and compliance of the directors and executive officers of the Company with Section 16(a) of the Exchange Act required by this item are incorporated herein by reference.

     The information with respect to the executive officers of the Company required by this item is included in Part I hereof under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

     The following sections of the Proxy Statement are incorporated herein by reference: "Compensation of Executive Officers," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report' and "Company Performance."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The section titled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The section titled "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and  Reports on Form 8-K

(a)  1.   Financial Statements

     The following consolidated financial statements required by this item are included in Part II Item 8 hereof under the caption "Financial Statements and Supplementary Data."


                                                                   Page In This
                                                                   Annual Report
                                                                   On Form 10-K

     Consolidated Balance Sheets at January 2,
     1998 and December 31, 1996.................                          34

     Consolidated Statements of Operations for
     each of the three fiscal years in the period
     ended January 2, 1998......................                          35

     Consolidated Statement of Shareholders'
     Equity for the three  fiscal years
     ended January 2, 1998......................                          36


     Consolidated Statements of Cash Flows for
     each of the three fiscal years in the period
     ended January 2, 1998.......................                         37


     Notes to Consolidated Financial Statements                        38-53

     2.   Financial Statement Schedules

     The following financial statement schedule is filed as part of this report:

                                                                   Page In This
                                                                   Annual Report
                                                                   On Form 10-K

     Schedule II - Valuation and Qualifying
     Accounts...........................                                S-1

     All other schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

     3. Exhibits

Exhibit
Number

3.1  Restated Articles of Incorporation of the Company filed June 25, 1986.(1)

3.2 Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (1)

3.3 Certificate of Amendment of Articles of Incorporation of the Company filed July 17, 1990. (1)

3.7  Bylaws of the Company, as amended. (14)

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

10.2+ 1988 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement. (8)

10.3      Form of Employee Restricted Stock Purchase Agreement. (1)

10.4 Form of Indemnification Agreement between the Company and its officers and directors. (1)

10.5 Loan Agreement dated December 21, 1984, between the Company and certain lenders. (1)

10.6 Note Purchase Agreement dated July 7, 1986, between the Company and certain purchasers. (1)

10.7 Form of Common Stock Purchase Agreement dated March 1989 between the Company and certain investors.(1)

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

10.15 International OEM Agreement dated May 30, 1989, between the Company and Geotronics AB. (1)

10.16 Patent License Agreement dated January 18, 1990, between the Company and the United States Navy. (1)

10.18 Asset Purchase Agreement dated April 19, 1990, between the Company; TR Navigation Corporation, a subsidiary of the Company; and Tracor Aerospace, Inc. (1)

10.19 Promissory Note dated April 20, 1990, for the principal amount of $400,000 issued by TR Navigation Corporation to DAC International, Inc. (1)

10.20 Guarantee dated April 20, 1990, between the Company and DAC International, Inc. (1)

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

10.45 Equipment Financing Agreement dated May 15, 1991 between the Company and Corestates Bank, N.A. (5)

10.46+ 1992 Management Discount Stock Option and form of Nonstatutory Stock Option Agreement (5).

10.48 Equipment Financing Agreement dated April 27, 1992 with AT&T Systems Leasing Corporation. (7)

10.49** Memorandum of Understanding dated December 24, 1992 between the Company and Pioneer Electronics Corporation.(7)

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

10.55     Revolving Credit Agreement - Second Amendment (12)

10.56     Revolving Credit Agreement - Third Amendment (13)

10.57     Revolving Credit Agreement - Fourth Amendment (14)

10.58 Revolving Credit Agreement for $50,000,000 dated August 27, 1997, with Fleet National Bank, Bank of Boston N.A., Sanwa Bank of California, and ABN Amro Bank N.V., respectively. (15)

21.1      Subsidiaries of the Company. (16)

23.1      Consent of Ernst & Young LLP, independent auditors (see page 66).

24.1      Power of Attorney (included on page 61).

27        Financial Data Schedule (16)


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

(2) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

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

(5) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a) "Exhibits," of the registrant's Registration Statement on Form S-1 (File No. 33-45990), which was filed
     February 18, 1992.

(6) Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 filed in response to Item 8, "Exhibits," of the registrant's Registration Statement on Form S-8 (File No. 33-57522), which was filed on January 28, 1993.

(7) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(8) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(9) Incorporated by reference to identically numbered exhibits filed in response to Item 6A, "Exhibits," of the registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1994.

(10) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(11) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(12) Incorporated by reference to identically numbered exhibits filed in response to Item 6A, "Exhibits," of the registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1996.

(13) Incorporated by reference to identically numbered exhibits filed in response to Item 6A, "Exhibits," of the registrant's Annual Report on Form 10-Q for the quarter ended September 30, 1996.

(14) Incorporated by reference to identically numbered exhibits filed in response to Item 6A, "Exhibits," of the registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1997.

(15) Incorporated by reference to identically numbered exhibits filed in response to Item 6A, "Exhibits," of the registrant's Annual Report on Form 10-Q for the quarter ended September 30, 1997.

(16) Filed herewith.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed by the registrant during the fourth quarter ended January 2, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TRIMBLE NAVIGATION LIMITED



                                    By:/s/CHARLES R. TRIMBLE
                                       Charles R. Trimble,
                                       President and Chief
                                       Executive Officer


                                       March 30, 1998



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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




 Signature                 Capacity in which Signed                    Date
 ---------                 ------------------------                    ----

/s/CHARLES R. TRIMBLE      President, Chief Executive            March 30, 1998
------------------------   Officer (principal executive
Charles R. Trimble         officer) and Director


/s/DENNIS R. ING           Executive Vice President, and         March 30, 1998
------------------------   Chief Financial Officer
Dennis R. Ing             (principal financial and principal
                           accounting officer)


/s/ROBERT S. COOPER        Director                              March 25, 1998
------------------------
Robert S. Cooper


/s/JOHN B. GOODRICH       Director                              March 30, 1998
------------------------
John B. Goodrich


/s/WILLIAM HART           Director                              March 23, 1998
------------------------
William Hart


/s/BRADFORD W. PARKINSON  Director                              March 16, 1998
------------------------
Bradford W. Parkinson

                                                                 SCHEDULE II

                           TRIMBLE NAVIGATION LIMITED
                       VALUATION AND QUALIFIYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)

                                     Balance at                                     Balance at
                                    beginning of    (Reductions)                      end of
Allowance for doubtful accounts:       period         Additions     Write-Offs **     period
                                   ---------------  --------------  --------------  ------------
   Year ended December 31, 1995            $1,092            $165            $183        $1,074
   Year ended December 31, 1996             1,074           1,595             276         2,393
   Year ended December 31, 1997 *           2,393             205             134         2,464




                                     Balance at                                     Balance at
                                    beginning of    (Reductions)                      end of
Inventory Reserves:                    period         Additions     Write-Offs **     period
                                   ---------------  --------------  --------------  ------------
   Year ended December 31, 1995            $5,131          $1,126            $688        $5,569
   Year ended December 31, 1996             5,569           6,189           1,876         9,882
   Year ended December 31, 1997 *           9,882           2,389           2,862         9,409

-----------------------------------------
* Actual year end for 1997 is January 2, 1998.
** Net of recoveries



                                      S-1

                          INDEX TO EXHIBITS


                                                                SEQUENTIALLY
         EXHIBIT                                                  NUMBERED
         NUMBER           EXHIBIT                                  PAGE
         ------           -------                                  ----

         21.1             Subsidiaries of the Company               64

         23.1             Consent of  Ernst & Young LLP,
                          Independent Auditors                      65

         27.1             Financial Data Schedule for the
                          years ended January 2, 1998 and
                          December 31, 1996                         66