Form 10-Q
period 1998-04-03
TRIMBLE NAVIGATION LTD /CA/
filed 1998-05-15
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 3, 1998

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

                  Yes      X                No

     As of April 3, 1998, there were 22,788,600 shares of Common Stock (no par value) outstanding.

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


                                      INDEX
                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number


         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets -
                    April 3, 1998 and January 2, 1998                     3

                    Condensed Consolidated Statements of Operations -
                    Three Months ended April 3, 1998 and March 31, 1997   4

                    Condensed Consolidated Statements of Cash Flows -
                    Three Months ended April 3, 1998 and March 31, 1997   5

                    Notes to Condensed Consolidated Financial
                    Statements                                            6

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  10


PART II. OTHER INFORMATION


         Item 6.           Exhibits and Reports on Form 8-K              18


SIGNATURES                                                               19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        April 3,     January 2,
                                                          1998          1998
-------------------------------------------------------------------------------
(In thousands)                                      (Unaudited)
 ASSETS
 Current assets:
     Cash and cash equivalents                          $ 16,931      $ 19,951
     Short term investments                               53,524        53,171
     Accounts and other receivable, net                   48,986        49,101
     Inventories                                          52,887        47,773
     Other current assets                                  4,002         4,195
                                                    -------------  ------------
        Total current assets                             176,330       174,191

     Net property and equipment                           21,629        21,965
     Intangible assets                                     3,563         3,725
     Deferred income taxes                                   335           356
     Other assets                                          7,161         7,426
                                                    -------------  ------------
        Total assets                                   $ 209,018     $ 207,663
                                                    =============  ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Current portion of long-term debt                     $ 166          $ 44
     Accounts payable                                     16,748        18,724
     Accrued compensation and benefits                     7,509         5,830
     Customer advances                                       823           830
     Accrued liabilities                                  10,261         9,391
     Income taxes payable                                  2,466         2,664
                                                    -------------  ------------
        Total current liabilities                         37,973        37,483
                                                    -------------  ------------

 Noncurrent portion of long-term debt and other
     liabilities                                          30,607        30,697
                                                    -------------  ------------
 Total liabilities                                        68,580        68,180
                                                    -------------  ------------

 Shareholders' equity:
     Common stock                                        131,894       132,655
     Common stock warrants                                   700           700
     Retained earnings (accumulated deficit)               8,591         6,676
     Unrealized gain on short term investments                13             8
     Foreign currency translation adjustment                (760)         (556)
                                                    -------------  ------------
        Total shareholders' equity                       140,438       139,483
                                                    -------------  ------------
        Total liabilities and shareholders' equity     $ 209,018     $ 207,663
                                                    =============  ============



     See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                  April 3,          January 2,
                                                    1998               1998
-------------------------------------------------------------------------------
(In thousands, except per share data)

 Total revenue                                     $ 76,608           $ 60,551
                                            ----------------   ----------------

 Operating expenses:
     Cost of sales                                   38,644             29,045
     Research and development                        11,827              9,001
     Sales and marketing                             16,458             14,348
     General and administrative                       7,484              6,406
                                            ----------------   ----------------
                                                     74,413             58,800
                                            ----------------   ----------------

 Operating income                                     2,195              1,751
                                            ----------------   ----------------

 Nonoperating income (expense):
     Interest income                                  1,043              1,053
     Interest and other expenses                       (858)              (966)
     Foreign exchange gain , net                         35                 91
                                            ----------------   ----------------
                                                        220                178
                                            ----------------   ----------------

 Income before income taxes                           2,415              1,929
 Income tax provision                                   500                500
                                            ----------------   ----------------

 Net income                                         $ 1,915            $ 1,429
                                            ================   ================

 Basic net income per share                          $ 0.08             $ 0.06
                                            ================   ================

 Shares used in calculating basic
     net income per share                            22,780             22,066
                                            ================   ================


 Diluted net income per share                        $ 0.08             $ 0.06
                                            ================   ================

 Shares used in calculating diluted
      net income per share                           23,620             22,434
                                            ================   ================




See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

The condensed consolidated financial statements for the three month periods ended April 3, 1998, and March 31, 1997 presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at January 2, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended January 2, 1998.

During fiscal year 1997 and effective as of the Company's 1997 fiscal year end, the Company changed from a calendar fiscal year end and adopted a 52-53 week fiscal year ending on the Friday nearest to December 31, which for fiscal 1998 will be January 1, 1999. The Company does not expect the effects of any differences due to the change of fiscal years to have a material impact on the Company's financial results of operations.

The results of operations for the three month period ended April 3, 1998 are not necessarily indicative of the results that may be expected for the year ending January 1, 1999.


NOTE 2 - Inventories:

Inventories consist of the following:

                                           April 3,          January 2,
                                             1998               1998
--------------------------------------------------------------------------
(In thousands)

Raw materials                              $ 34,317              $ 32,123
Work-in-process                               8,066                 7,123
Finished goods                               10,504                 8,527
                                     ---------------      ----------------
                                           $ 52,887              $ 47,773
                                     ---------------      ----------------

NOTE 3 - New Accounting Standards:

As of January 3, 1998, the Company adopted Statement 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 did not have any impact on the Company's net income or shareholders' equity for the period ended April 3, 1998. SFAS 130 requires unrealized gains or losses to be reported on the Company's securities which are available for sale and foreign currency translation adjustments, which prior to adoption were reported separately as part of shareholders' equity and which were included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of SFAS 130.

The components of comprehensive income, net of related tax for the three months ended April 3, 1998 and March 31, 1997 are as follows:

                                                      April 3,      January 2,
                                                        1998           1998
------------------------------------------------------------------------------
(In thousands)

Net income                                             $ 1,915        $ 1,429
Unrealized gains/(losses) on securities                      5            (63)
Foreign currency translation adjustments                  (204)          (231)
                                                  -------------   ------------
Comprehensive income                                   $ 1,716        $ 1,135
                                                  =============   ============

The components of accumulated other comprehensive income, net of related taxes at April 3, 1998 and January 2, 1998 are as follows:

                                                      April 3,      January 2,
                                                       1998            1998
------------------------------------------------------------------------------
(In thousands)

Unrealized gains/(losses) on securities                   $ 13            $ 8
Foreign currency translation adjustments                  (760)          (556)
                                                  -------------   ------------
Accumulated comprehensive income                        $ (747)        $ (548)
                                                  =============   ============


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Because SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, the Company will adopt the new requirements for reporting in fiscal year 1998 and retroactively restate fiscal year 1997. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.


NOTE 4 - Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended
                                                          April 3,   January 2,
                                                           1998         1998
-------------------------------------------------------------------------------
(in thousands except per share amounts)

Numerator:
    Income available to common shareholders
       used in basic and diluted income per share         $ 1,915      $ 1,429

Denominator:
     Weighted-average number of Common
        Shares used in basic income per share              22,780       22,066

     Effect of dilutive securities:
          Common stock options                                658          309
          Common stock warrants                               182           59
                                                       -----------   ----------

     Weighted-average number of Common
         Shares and dilutive potential Common Shares
        used in diluted income per share                   23,620       22,434
                                                       ===========   ==========


 Basic income per share                                    $ 0.08       $ 0.06
                                                       ===========   ==========
 Diluted income per share                                  $ 0.08       $ 0.06
                                                       ===========   ==========

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

Item 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Revenues

Revenues for the three months ended April 3, 1998 and March 31, 1997, were $76,608,000 and $60,551,0000, respectively. The table below breaks out the Company's revenues by business unit:


                                               Three Months Ended April 3,
                                     ------------------------------------------
                                           April 3,      March 31,    Increase/
                                            1998          1997       (Decrease)
-------------------------------------------------------------------------------
(In thousands)

   Commercial Systems                     $ 49,594      $ 38,122        30%
   Software & Component Technologies         8,947         9,575        (7)%
   Aerospace                                18,067        12,854        41%
                                     --------------  ------------  ----------
 Total                                    $ 76,608      $ 60,551        27%
                                     --------------  ------------  ----------

Commercial Systems

Commercial Systems revenues increased for the three months ended April 3, 1998 as compared to the corresponding period for 1997. The increase was primarily in the Land Survey, Mapping and GIS Systems, and Mobile Positioning and Communications vertical markets.

The Land Survey market increase in the first quarter of 1998 over the first quarter of 1997 is due in part to strong customer acceptance of the new GPS Total Station 4800 product, which was introduced late the third quarter of 1997.

Mapping and GIS sales increased in the first quarter of 1998 as strong demand for the product line continued.

Mobile Positioning and Communications revenues for the first quarter of 1998 were higher than the first quarter of 1997 due to increased demand for vehicle tracking units and to sales of the Galaxy Sentinel product which was introduced in the second quarter of 1997.

Software and Component Technologies

* Software and Component Technologies revenues decreased for the three months ended April 3, 1998, as compared with the corresponding period for 1997 due primarily to the slow down in the U.S. market in embedded GPS products. The company expects this condition to continue at least through the second quarter of fiscal year 1998. However, the Company believes that it has been able to maintained its market share worldwide.

Aerospace

* Aerospace revenues increased for the three months ending April 3, 1998, compared with the corresponding period for 1997 due to shipments to the U.S. Government under the CUGR program and strong sales for Honeywell-Trimble (HT
9100), as well as strong sales for the Terra by Trimble product.

* Military sales are highly dependent on contracts that are subject to government approval and are, therefore, expected to continue to fluctuate from period to period. The Company believes that opportunities in this market have been substantially reduced by cutbacks in U.S. and foreign military spending.

Revenue outside the US

* Sales to unaffiliated customers in locations outside the U.S. comprised approximately 47% and 48% of revenue in the first three months of 1998 and 1997, respectively. During the first three months of 1998, the Company experienced higher revenues in the U.S. due primarily to strong customer acceptance of the new GPS total station 4800 product The Company anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue and, therefore, the Company is subject to the risks inherent in these sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, tariffs or other barriers. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (S/A) (a method of degrading GPS accuracy), customers in certain foreign markets may be reluctant to purchase products based on GPS technology given the control of GPS by the U.S. Government. The Company's results of operations could be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.

Gross Margin

* Gross margin varies on a quarterly basis due to a number of factors, including product mix, technology license fees, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs and new product start-up costs. Gross margin as a percentage of total product revenue was 50% for the three months ended April 3, 1998, as compared with 52% in the corresponding 1997 period. The decrease in the gross margin percentages primarily reflects increased labor costs from new product introductions, expediting fees and rework for materials, and the use of outside manufacturing to relieve the over-capacity the Company is currently experiencing. In addition, because of mix changes within and among the business units, market pressures on unit selling prices, fluctuations in unit manufacturing costs, and other factors, there is no assurance that current margins will be sustained. While commercial systems products have the highest gross margins of all the Company's products, their margins have decreased, primarily due to the need to lower prices in response to competition. The Company expects competition to increase in its commercial system markets, and it is therefore likely that further price erosion will occur, with consequent lower gross margin percentages.

* The Company also expects that a higher percentage of its business in the future will be conducted through alliances with larger strategic partners such as Honeywell, Caterpillar and Case. As a result of volume pricing and the assumption of certain operating costs in connection with such partners, margins are likely to be lower than sales directly to end-users.

Operating Expenses

The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:


                                  Three Months Ended
                           ----------------------------------------------
                                 April 3,       March 31,
                                  1998            1997           Increase
-------------------------------------------------------------------------
(In Thousands)

Research and development       $ 11,827          $ 9,001              31%
Sales and marketing              16,458           14,348              15%
General and administrative        7,484            6,406              17%
                           -------------   --------------   -------------
     Total                     $ 35,769         $ 29,755              20%
                           -------------   --------------   -------------


Research and Development

Research and development expenses increased in the three months ended April 3, 1998, as compared with the corresponding 1997 period. The higher research and development expense in the 1998 period is due to an increase in personnel and the related expenses which accompany an increase in the number of employees.

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

Sales and Marketing

The increase in sales and marketing expenses for the three months ended April 3, 1998, as compared with the corresponding period in 1997 is due primarily to an increase in personnel and related expenses which accompany an increase in the number of employees. In addition, the Company experienced increases in advertising and promotional items incurred by Commercial Systems group for trade shows which occurred in the first quarter of 1998 including a world wide sales conference held by the Company in the first quarter of 1998, which resulted in increased travel expenses, as compared with the first quarter of 1997.

* The Company's future growth will also depend upon the timely development and continued viability of the markets in which the Company currently competes and upon the Company's ability to continue to identify and exploit new markets for its products. In addition, the Company has encountered significant competition in selected markets, and the Company expects such competition to intensify as the market for GPS applications receives acceptance. Several of the Company's competitors are major corporations with substantially greater financial, technical, marketing and manufacturing resources. Increased competition is likely to result in reduced market share and in price reductions of GPS-based products, which could adversely affect the Company's revenues and profitability.

General and Administrative

The increase in general and administrative expense for the three months ended April 3, 1998, as compared with the corresponding period for 1997, is primarily do to an increase in personnel and the related expenses which accompany an increase in the number of employees. There was also an increase in the number of information system consultants and temporary employees.

Income Taxes

The income tax rates of 21% and 26% for the three months ended April 3, 1998 and March 31, 1997, respectively, are less than the federal statutory rate of 35% primarily due to realization of previously reserved deferred tax assets. The 1998 rate is lower than the 1997 rate primarily due to lower taxes on foreign income.

Inflation

The effects of inflation on the Company's financial results have not been significant to date.

Liquidity and Capital Resources

* At April 3 1998, the Company had cash and cash equivalents of $16,931,000 and short-term investments of $53,524,000. The Company has relied primarily on cash provided by operating and financing activities and net sales of short-term investments to fund capital expenditures, the repurchase of the Company's common stock (see further explanation below), and other investing activities. Management believes that its cash, cash equivalents and short-term investment balances, together with its existing credit line, will be sufficient to meet its anticipated cash needs for at least one-year.

For the three month period ended April 3, 1998, net cash provided from operating activities was $1,029,000 as compared to cash provided of $6,152,00 in the corresponding period in 1997. Inventory as of April 3, 1998 increased by $5,100,000 from the 1997 year end levels primarily due to purchases of strategic parts, and an increase in work in process and finished goods that could not be shipped prior to the Company's revenue recognition cut off for the quarter. The Company's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable and management of inventory levels.

Cash provided by sales of common stock in 1998 represents the proceeds from purchases made pursuant to the Company's stock option and employee stock purchase plans and totaled $1,097,000 for the three months ended April 3, 1998.

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

In February 1996, the Company announced that it had approved a discretionary program whereby up to 600,000 shares of its common stock could be repurchased by the Company to offset the potential dilutive effects to earnings per share from the issuance of stock options. The Company intends to use existing cash, cash equivalents and short-term investments to finance any such stock repurchases under this program. In 1996, the Company purchased 250,000 shares at a cost of $3,545,000. In 1997, the Company purchased 139,500 shares at a cost of $1,834,000. In the first quarter of 1998, the Company purchased 95,000 shares at a cost of $1,859,000.

The Company is continually evaluating potential external investments in technologies related to its business and, to date, has made relatively small investments in a number of GPS related technology companies. There can be no assurance that investments made to date and potential future investments will be successful.

Year 2000 / GPS Week Number Rollover Issues

In prior years, certain computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on our Company's business, operations or financial condition in the future.

The GPS week number rollover (WNRO) issue is peculiar to GPS technology. The constellation of GPS satellites, which are operated by the United States government, broadcast time in the form of a "GPS week number", and a time offset into each "GPS week." Week numbers range from 0 to 1023. Week 0 started on January 6, 1980, and week 1023 will end on August 21, 1999, at which time the week number will roll over back to 0. This may cause GPS receivers to erroneously interpret high-week-number, pre-WNRO data as post-dating later low-week-number, post-WNRO data. This may cause satellite positions to be miscalculated and produce gross position fix errors. Receivers that process and display calendar dates based on "weeks since 1980" may generate date calculation errors.

Trimble has been assessing the impact that the Year 2000 issue will have on the Company's internal computer systems. In response to these assessments, which are ongoing, the Company has developed a plan to inventory critical systems and develop solutions to those systems that are found to have date-related deficiencies. Project plans call for the completion of the solution implementation phase and testing of those solutions prior to any anticipated impact on our systems. The Company is also surveying critical suppliers and customers to determine the status of their Year 2000 compliance programs.

Trimble is also assessing the capability of its products sold to customers over a period of years to handle the Year 2000 / GPS WNRO issues. The Company has developed a test plan that is based upon the U.S. Government supplied GPS Receiver Boundary Rollover Test Plan. The Company's test plan has been customized for each of its products and includes, at a minimum, the tests included in the U.S. Government supplied test plan. To perform these tests Trimble must rely upon commercially available simulators to simulate the satellites during WNRO. We have received compliance statements from the simulator suppliers. Based on work to date, assuming the accuracy of the simulators, and assuming that the proposed project plans, which continue to evolve, can be implemented as planned, the Company believes future costs relating to the Year 2000 / GPS WNRO issues will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Other Risk Factors

The Company's revenues have historically tended to fluctuate on a quarterly basis due to the timing of shipments of products under contracts and the sale of licensee rights. A significant portion of the Company's quarterly revenues occurs from orders received and immediately shipped to customers in the last few weeks and days of a quarter. If orders are not received, or if shipments were to be delayed a few days at the end of a quarter, the operating results and reported earnings per share for that quarter could be significantly impacted. Future revenues are difficult to predict, and projections are based primarily on historical models, which are not necessarily accurate representations of the future.

* The Company has a relatively fixed cost structure in the short term which is determined by the business plans and strategies the Company intends to implement in the three markets it addresses. This effective leveraging means that increases or decreases in revenues have more than a proportional impact on net income or losses. The Company estimates that a change in product revenue of $1 million would change earnings per share by 2 to 3 cents

* The Company believes that its Software and Component Technologies business unit will produce a significant portion of the Company's business in the future. The Software and Component Technologies business unit differs in nature from most of the Company's markets because volumes are high and margins are relatively low. Software and Component Technologies customers are extremely price sensitive. As costs decrease through technological advances, these advances are typically passed on to the customer. To compete in the Software and Component Technologies market requires high-volume production and manufacturing techniques. Customers expect high quality standards with very low defect rates. Compared to competitors which have far greater resources in such high-volume manufacturing and associated support activities, the Company is relatively inexperienced.

The Company's stock price is subject to significant volatility. If revenues and/or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price of the Company's stock.

The value of the Company's products relies substantially on the Company's technical innovation in fields in which there are many current patent filings. The Company recognizes that as new patents are issued or are brought to the Company's attention by the holders of such patents, it may be necessary for the Company to withdraw products from the market, take a license from such patent holders, or redesign its products. The Company does not believe any of its products infringe patents or other proprietary rights of third parties, but cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on the Company's revenues or profitability. (See Note 5 to the Condensed Consolidated Financial Statements - Contingencies:
Other Litigation)

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

The Company's products rely on signals from the GPS Navstar satellite system built and maintained by the U.S. Department of Defense. Navstar satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites have design lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. To repair damaged or malfunctioning satellites is not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. Government will remain committed to the operation and maintenance of GPS satellites over a long period of time, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. However, the 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access and use for the consumer, civilian and commercial use has a solid foundation in law. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals in the future. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products would have a material adverse effect on the Company's financial results. In 1995, certain European government organizations expressed concern regarding the susceptibility of GPS equipment to intentional or inadvertent signal interference. Such similar concern could translate into reduced demand for GPS products in certain geographic regions in the future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                                                      Page
         A.  Exhibits                                                Number

                    3.8       Bylaws of the Company, as amended       20-43

                    10.59     1993 Stock Option Plan, as amended      44-53

                    10.60     1988 Employee Stock Purchase Plan, as   54-67
                              amended

                    27.0      Financial Data Schedule for the quarters
                              ended April 3, 1998 and March 31, 1997     68

         B.  Reports on Form 8-K

                    There were no reports on Form 8-K filed during the quarter ended April 3, 1998

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TRIMBLE NAVIGATION LIMITED
(Registrant)



By:  /s/ Dennis R. Ing
     Dennis R. Ing
    (Executive Vice President Finance, Chief Financial
      Officer)



DATE:  May 15, 1998