Form 10-Q/A
period 1998-04-03
TRIMBLE NAVIGATION LTD /CA/
filed 1998-06-05
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                           TRIMBLE NAVIGATION LIMITED



                                      INDEX
                                                                     Page
PART I.    FINANCIAL INFORMATION                                    Number


  Item 1.  Financial Statements


           Condensed Consolidated Statements of Cash Flows -
           Three Months ended April 3, 1998 and March 31, 1997        2




SIGNATURES                                                            3

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                            April 3,   March 31,
                                                             1998        1997
--------------------------------------------------------------------------------
(In thousands)

 Net cash provided by operating activities                  $ 1,029     $ 6,152
                                                         -----------  ----------

 Cash flow from investing activities:
      Purchase of short term investments                    (14,853)    (20,291)
      Maturities of short term investments                   14,500      17,375
      Sales of short term investments                             -       3,500
      Equity investments                                          -      (1,000)
      Acquisition of property and equipment                  (2,622)     (2,554)
      Capitalized patent expenditures                          (277)       (118)
                                                         -----------  ----------
        Net cash used in investing activities                (3,252)     (3,088)
                                                         -----------  ----------

 Cash flow from financing activities:
      Issuance of common stock                                1,097         488
      Repurchase of common stock                             (1,858)       (673)
      Payment of notes receivable                              (183)        (77)
      Proceeds from long-term debt and revolving
        credit facilities                                       147         641
                                                         -----------  ----------
        Net cash provided (used) by financing activities       (797)        379
                                                         -----------  ----------

 Net increase (decrease) in cash and cash equivalents        (3,020)      3,443

 Cash and cash equivalents -- beginning of period            19,951      22,671
                                                         -----------  ----------
 Cash and cash equivalents -- end of period                $ 16,931    $ 26,114
                                                         ===========  ==========

 Supplemental disclosures of cash flow information:
      Cash paid (received) during the period for:
        Interest                                              $ 792       $ 837
        Income taxes (benefit), net of refunds                $ 681      $ (678)



See accompanying notes to condensed consolidated financial statements.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




          TRIMBLE NAVIGATION LIMITED
          (Registrant)



          By:/s/ Dennis R. Ing
                 Dennis R. Ing
                (Executive Vice President Finance, Chief Financial
                 Officer)



DATE:  June 5, 1998