Form 10-Q
period 1998-07-03
TRIMBLE NAVIGATION LTD /CA/
filed 1998-08-14
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 3, 1998

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
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organizatio                  identification No.)

      645 North Mary Avenue, Sunnyvale, California            94088
       (Address of Principal Executive Offices)            (Zip Code)

                                 (408) 481-8000
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes      X                No

As of July 3, 1998, there were 22,582,900 shares of Common Stock (no par value) outstanding.

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


                                      INDEX
                                                                      Page
PART I.         FINANCIAL INFORMATION                                 Number


Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
         Three and Six Months ended July 3, 1998 and June 30, 1997         4

         Condensed Consolidated Statements of Cash Flows -
         Six Months ended July 3, 1998 and June 30, 1997                   5

         Notes to Condensed Consolidated Financial
         Statements                                                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              11


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders              20

Item 5.  Other Information                                                21

Item 6.  Exhibits and Reports on Form 8-K                                 22


SIGNATURES                                                                23

   PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               July 3,           January 2,
                                                                1998                1998
   -----------------------------------------------------------------------------------------
   (In thousands)                                                 (Unaudited)

    ASSETS
    Current assets:
       Cash and cash equivalents                                  $ 23,180         $ 19,951
       Short term investments                                       43,492           53,171
       Accounts and other receivable, net                           45,874           49,101
       Inventories                                                  55,563           47,773
       Other current assets                                          4,508            4,195
                                                              -------------     -----------

          Total current assets                                     172,617          174,191

       Net property and equipment                                   21,507           21,965
       Intangible assets                                             3,407            3,725
       Deferred income taxes                                           316              356
       Other assets                                                  7,015            7,426
                                                              -------------     -----------
          Total assets                                           $ 204,862        $ 207,663
                                                              =============     ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Current portion of long-term debt                           $ 1,262             $ 44
       Accounts payable                                             15,600           18,724
       Accrued compensation and benefits                             6,073            5,830
       Customer advances                                               379              830
       Accrued liabilities                                          11,656            9,391
       Income taxes payable                                          2,344            2,664
                                                              -------------     ------------
          Total current liabilities                                 37,314           37,483
                                                              -------------     ------------

    Noncurrent portion of long-term debt and
      other liabilities                                             31,920           30,697
                                                              -------------     ------------
    Total liabilities                                               69,234           68,180
                                                              -------------     ------------

    Shareholders' equity:
       Common stock                                                127,104          132,655
       Common stock warrants                                           700              700
       Retained earnings                                             8,846            6,676
       Unrealized gain (loss) on short term investments                 (4)               8
       Foreign currency translation adjustment                      (1,018)            (556)
                                                              -------------     ------------
          Total shareholders' equity                               135,628          139,483
                                                              -------------     ------------
          Total liabilities and shareholders' equity             $ 204,862        $ 207,663
                                                              =============     ============


   See accompanying notes to condensed consolidated financial statements.

                              TRIMBLE NAVIGATION LIMITED
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                    Three Months Ended                      Six Months Ended
                                                July 3,            June 30,            July 3,            June 30,
                                                  1998               1997                1998               1997
-----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

 Total revenue                                      $ 75,850           $ 68,944           $ 152,458          $ 129,495
                                            -----------------  -----------------   -----------------  -----------------

 Operating expenses:
     Cost of sales                                    39,556             32,255              78,200             61,300
     Research and development                         11,842             10,113              23,669             19,114
     Sales and marketing                              16,457             14,916              32,915             29,264
     General and administrative                        7,937              7,306              15,421             13,712
                                            -----------------  -----------------   -----------------  -----------------
                                                      75,792             64,590             150,205            123,390
                                            -----------------  -----------------   -----------------  -----------------

 Operating income                                         58              4,354               2,253              6,105
                                            -----------------  -----------------   -----------------  -----------------

 Nonoperating income (expense):
     Interest income                                     971              1,089               2,014              2,142
     Interest and other expenses                        (819)              (818)             (1,677)            (1,784)
     Foreign exchange gain , net                         245                 63                 280                154
                                            -----------------  -----------------   -----------------  -----------------
                                                         397                334                 617                512
                                            -----------------  -----------------   -----------------  -----------------

 Income before income taxes                              455              4,688               2,870              6,617
 Income tax provision                                    200                823                 700              1,323
                                            -----------------  -----------------   -----------------  -----------------

 Net income                                            $ 255            $ 3,865             $ 2,170            $ 5,294
                                            =================  =================   =================  =================

 Basic net income per share                           $ 0.01             $ 0.18              $ 0.10             $ 0.24
                                            =================  =================   =================  =================

 Shares used in calculating basic
     net income per share                             22,693             22,081              22,737             22,073
                                            =================  =================   =================  =================


 Diluted net income per share                         $ 0.01             $ 0.17              $ 0.09             $ 0.24
                                            =================  =================   =================  =================

 Shares used in calculating diluted
      net income per share                            23,300             22,544              23,458             22,484
                                            =================  =================   =================  =================




See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                        July 3,             June 30,
                                                                                          1998                1997
-------------------------------------------------------------------------------------------------------------------------
(In thousands)

 Net cash provided by operating activities                                                   $ 1,962            $ 12,104
                                                                                    -----------------   -----------------

 Cash flow from investing activities:
      Purchase of short term investments                                                     (62,268)            (50,160)
      Maturities of short term investments                                                    71,947              32,875
      Sales of short term investments                                                              -              20,124
      Equity investments                                                                           -                (886)
      Acquisition of property and equipment                                                   (4,520)             (5,889)
      Capitalized patent expenditures                                                           (574)               (341)
                                                                                    -----------------   -----------------
        Net cash provided (used) in investing activities                                       4,585              (4,277)
                                                                                    -----------------   -----------------

 Cash flow from financing activities:
      Issuance of common stock                                                                 3,203               2,703
      Repurchase of common stock                                                              (8,754)             (1,834)
      Payment of notes receivable                                                               (294)                 (9)
      Proceeds from long-term debt and revolving
        credit facilities                                                                      2,527                  85
                                                                                    -----------------   -----------------
        Net cash provided (used) by financing activities                                      (3,318)                945
                                                                                    -----------------   -----------------

 Net increase in cash and cash equivalents                                                     3,229               8,772

 Cash and cash equivalents -- beginning of period                                             19,951              22,671
                                                                                    -----------------   -----------------
 Cash and cash equivalents -- end of period                                                 $ 23,180            $ 31,443
                                                                                    =================   =================

 Supplemental disclosures of cash flow information:
      Cash paid (received) during the period for:
        Interest                                                                               $ 811              $  898
        Income taxes (benefit), net of refunds                                                 $ 983              $ (180)



See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

     The condensed consolidated financial statements for the three month periods ended July 3, 1998, and June 30, 1997 presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at January 2, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended January 2, 1998.

     During fiscal year 1997 and effective as of the Company's 1997 fiscal year end, the Company changed from a calendar fiscal year end and adopted a 52-53 week fiscal year ending on the Friday nearest to December 31, which for fiscal 1998 will be January 1, 1999. The Company does not expect the effects of any differences due to the change of fiscal years to have a material impact on the Company's financial position, results of operations, or cash flows.

     The results of operations for the three month period ended July 3, 1998 are not necessarily indicative of the results that may be expected for the year ending January 1, 1999.


NOTE 2 - Inventories:

Inventories consist of the following:


                                             July 3,               January 2,
                                              1998                   1998
--------------------------------------------------------------------------------
(In thousands)


Raw materials                               $ 36,189                  $ 32,123
Work-in-process                                6,192                     7,123
Finished goods                                13,182                     8,527
                                       ---------------         ----------------
                                            $ 55,563                  $ 47,773
                                       ---------------         ----------------

NOTE 3 - Sales Leaseback Transaction:

     In April 1998, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold existing computer equipment and has leased it back for a period of 18 months. The leaseback has been accounted for as an operating lease. The gain of $711,684 realized in this transaction has been deferred and will be amortized to income in proportion to rental expense over the term of the lease.

NOTE 4 - New Accounting Standards:

     As of January 3, 1998, the Company adopted Statement 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components; however, the adoption of SFAS 130 did not have any impact on the Company's net income or shareholders' equity for the three and six month periods ended July 3, 1998. SFAS 130 requires unrealized gains or losses to be reported on the Company's securities which are available for sale and foreign currency translation adjustments, which prior to adoption were reported separately as part of shareholders' equity and which were included in other comprehensive income. Prior year financial statements have been reclassified and restated to conform with the requirements of SFAS 130.

     The components of comprehensive income, net of related tax for the three and six months ended July 3, 1998 and June 30, 1997 are as follows:


                                              Three Months Ended          Six Months Ended
                                            July 3,        June 30,    July 3,      June 30,
                                             1998           1997        1998          1997
--------------------------------------------------------------------------------------------
(In thousands)

Net income                                      $ 255      $ 3,865     $ 2,170      $ 5,294
Unrealized gains/(losses) on securities           (17)          69         (12)           6
Foreign currency translation adjustments         (258)         (51)       (462)        (282)
                                          ------------ ------------  ----------  -----------
Comprehensive income                            $ (20)     $ 3,883     $ 1,696      $ 5,018
                                          ============ ============  ==========  ===========

     The components of accumulated other comprehensive income, net of related taxes at July 3, 1998 and January 2, 1998 are as follows:



                                             July 3,       January 2,
                                              1998           1998
-------------------------------------------------------------------
(In thousands)

Unrealized gains/(losses) on securities     $    (4)           $ 8
Foreign currency translation adjustments     (1,018)          (556)
                                          ----------    -----------
Accumulated comprehensive income           $ (1,022)        $ (548)
                                          ==========    ===========

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Because SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, the Company will adopt the new requirements for reporting in fiscal year 1998 and retroactively restate fiscal year 1997. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.


NOTE 5 - Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                  Three Months Ended                  Six Months Ended
                                                              July 3,           June 30,         July 3,           June 30,
                                                                1998              1997             1998              1997
------------------------------------------------------------------------------------------------------------------------------
(in thousands except per share amounts)

Numerator:
    Income available to common shareholders
       used in basic and diluted income per share                $    255           $ 3,865          $ 2,170           $ 5,294

Denominator:
     Weighted-average number of Common
        Shares used in basic income per share                      22,693            22,081           22,737            22,073

     Effect of dilutive securities:
          Common stock options                                        448               374              551               336
          Common stock warrants                                       159                89              170                75
                                                           ---------------   ---------------  ---------------   ---------------

     Weighted-average number of Common
         Shares and dilutive potential Common Shares
        used in diluted income per share                           23,300            22,544           23,458            22,484
                                                           ===============   ===============  ===============   ===============


 Basic income per share                                            $ 0.01            $ 0.18           $ 0.10            $ 0.24
                                                           ===============   ===============  ===============   ===============
 Diluted income per share                                          $ 0.01            $ 0.17           $ 0.09            $ 0.24
                                                           ===============   ===============  ===============   ===============


NOTE 6 - Contingencies:

Shareholder Litigation

     On December 6, 1995, two shareholders filed a class action lawsuit against the Company and certain directors and officers of the Company. Subsequent to that date, additional lawsuits were filed by other shareholders. The lawsuits were subsequently amended and consolidated into one complaint, which was filed on April 5, 1996. The amended consolidated complaint sought to bring an action as a class action consisting of all persons who purchased the common stock of the Company during the period April 18, 1995, through December 5, 1995 (the "Class Period"). The plaintiffs alleged that the defendants sought to induce the members of the Class to purchase the Company's common stock during the Class Period at artificially inflated prices. The plaintiffs seek recissory or compensatory damages with interest thereon, as well as reasonable attorneys' fees and extraordinary equitable and/or injunctive relief. The Company filed a motion to dismiss, which was heard by the Court on August 16, 1996. The court rejected the plaintiffs' lawsuit, but allowed thirty days to resubmit its complaint. On September 24, 1996, the plaintiffs filed an amended complaint. On April 28, 1997, the Court granted in part, and denied in part, the Company's motion to dismiss. The Court further granted the plaintiffs leave to replead certain dismissed claims. On June 19, 1997, the plaintiffs filed a third amended and consolidated complaint. The Company has answered the complaint by denying all liability. The Company does not believe that it is possible to predict the outcome of this litigation.

Other Litigation

     On May 8, 1998, Satloc, Inc. a Trimble customer and competitor, filed a lawsuit in the United States District Court for the District of Arizona, action no. CIV 98-0837 PHX PGR. The complaint alleged misappropriation of trade secrets and confidential business information, intentional interference with contractual relations, intentional interference with prospective contractual relations, unfair competition, and unjust enrichment, arising from Trimble's hiring of Kent Carroll, a former Satloc sales person. The complaint seeks injunctive relief, compensatory and punitive damages, an accounting, and attorney fees. Trimble has answered the complaint. The case is in the discovery stage. The Company does not believe there will be any adverse consequences to the Company as a result of this case.

     On December 1, 1997, Ira McMillian, a Trimble former employee, filed a lawsuit in the United States District Court for the Western District of Texas, Austin Division, and action no. A97CA 731. The complaint alleged violation of the Americans With Disabilities Act, U.S.C. Section 12101 et seq., arising from Trimble's alleged discrimination, harassment, and demotion of the plaintiff in violation of the Act. Trimble has answered the complaint. The case is in the discovery stage. The Company does not believe there will be any adverse consequences to the Company as a result of this case.

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

     In October 1995, an employee who was terminated by the Company in 1992 filed a complaint against the Company, alleging that his incentive stock options continued to vest subsequent to his termination. He sought damages of approximately $1,000,000. The Company filed a general denial in answer to the complaint. The trial was concluded on September 25, 1997, and the jury rendered its verdict in favor of the Company on all causes of action. The judgment in the Company's favor is now final and nonappealable.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


Revenues

     Revenues for the three and six month periods ended July 3, 1998 were $75,850,000 and $152,458,000, respectively compared with $68,944,000 and
$129,495,000 in the corresponding 1997 periods. The table below breaks out the Company's revenues by business unit:


                                                           Three Months Ended                            Six Months Ended
                                              -------------------------------------------- ----------------------------------------
                                                July 3,       June 30,       Increase/        July 3,       June 30,    Increase/
                                                 1998          1997         (Decrease)         1998          1997      (Decrease)
------------------------------------------------------------------------------------------ ----------------------------------------
(In thousands)

   Commercial Systems                            $ 51,592      $ 45,042            15%     $ 101,186        $ 83,163           22%
   Software & Component Technologies                9,540        12,209           (22%)       18,487          21,785          (15%)
   Aerospace                                       14,718        11,693            26%        32,785          24,547           34%
                                              ------------  ------------  ------------- --------------  -------------- ------------
 Total                                           $ 75,850      $ 68,944            10%     $ 152,458       $ 129,495           18%
                                              ------------  ------------  ------------- --------------  -------------- ------------


Commercial Systems

     Commercial Systems revenues increased for the three and six month periods ended July 3, 1998 as compared to the corresponding periods for 1997. The increase was primarily in the Land Survey, Mapping and GIS Systems, and Precise Positioning vertical markets.

     Land Survey revenues increased in the three and six month periods ended July 3, 1998 as compared to the corresponding periods for 1997. This increase is due in part to the continued strong customer acceptance of the Company's new GPS Total Station 4800 product.

     Mapping and GIS sales increased in the three and six month periods ended July 3, 1998 as compared to the corresponding periods for 1997 principally due to strong demand from U.S. and South American customers.

     Precise Positioning sales increased in the three and six month periods ended July 3, 1998 as compared to the corresponding periods for 1997 due to strong demand for the Company's agricultural and mining products.


Software and Component Technologies

     Software and Component Technologies revenues decreased for the three and six month periods ended July 3, 1998, as compared with the corresponding periods for 1997 due primarily to a non-recurring one-time $2.2 million technology license fee which was reported in the second quarter of 1997 from Pioneer Electronic Corporation in connection with expansion of the original 1992 license for in-car navigation. In addition, the Company is experiencing softness in the U.S. embedded market due to the financial difficulties of a major customer. Lastly, the demand in the U.S. in-car navigation market is down for same period last year. However, the Company believes that it has been able to maintain its market share worldwide.

     Software and Component Technologies revenues increased in the second quarter of 1998 from the first quarter of 1998 due to strong demand for timing GPS products.

Aerospace

* Aerospace revenues increased for the three and six month periods ending July 3, 1998, as compared with the corresponding periods for 1997 due to shipments to the U.S. Government under the CUGR program and strong sales for Honeywell-Trimble (HT 9100), as well as stronger sales for the Terra by Trimble product. Military sales are highly dependent on contracts that are subject to government approval and are, therefore, expected to continue to fluctuate from period to period.

Revenue outside the U.S.

* Sales to unaffiliated customers in locations outside the U.S. comprised approximately 47% and 45% of revenue in the first six months of 1998 and 1997, respectively. During the first six months of 1998, the Company experienced higher revenues in the U.S. due primarily to strong customer acceptance of the new GPS total station 4800 product. The Company anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue and, therefore, the Company is subject to the risks inherent in these sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, tariffs or other barriers. Even though the U.S. government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (S/A) (a method of degrading GPS accuracy), customers in certain foreign markets may be reluctant to purchase products based on GPS technology given the control of GPS by the U.S. Government. The Company's results of operations could be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.

Gross Margin

* Gross margin varies on a quarterly basis due to a number of factors, including product mix, technology license fees, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs and new product start-up costs. Gross margin as a percentage of total product revenue was 48% and 49% for the three and six-month periods ended July 3, 1998, as compared with 53% in the corresponding 1997 periods. The decrease in the gross margin percentages primarily reflects increased labor costs from new product introductions, expediting fees and rework for materials, and the use of outside manufacturing to relieve the over-capacity the Company is currently experiencing. Also, the 1997 gross margins were enhanced by the positive impact of non-product revenues recognized from Pioneer of a non-recurring one-time license for $2.2 million occurring in the second quarter of 1997. In addition, because of mix changes within and among the business units, market pressures on unit selling prices, fluctuations in unit manufacturing costs, and other factors, there is no assurance that current margins will be sustained.

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

Operating Expenses

     The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:



                                               Three Months Ended                             Six Months Ended
                                   -------------------------------------------    ------------------------------------------
                                     July 3,        June 30,                        July 3,        June 30,
                                       1998           1997          Increase          1998           1997         Increase
----------------------------------------------------------------------------------------------------------------------------
(In Thousands)

Research and development               $ 11,842        $ 10,113            17%        $ 23,669        $ 19,114           24%
Sales and marketing                      16,457          14,916            10%          32,915          29,264           12%
General and administrative                7,937           7,306             9%          15,421          13,712           12%
                                   -------------  --------------   -----------    -------------  --------------  -----------
     Total                             $ 36,236        $ 32,335            12%        $ 72,005        $ 62,090           16%
                                   -------------  --------------   -----------    -------------  --------------  -----------



Research and Development

     Research and development expenses increased in the three and six month periods ended July 3, 1998, as compared with the corresponding 1997 periods. The higher research and development expense in the 1998 period is due to an increase in personnel and the related expenses, which accompany an increase in the number of employees. Also, the Company received fewer funds from cost reimbursement projects in the second quarter of 1998 as compared with the second quarter of 1997. The increase in research and development is part of the Company's continuing aggressive development of future products.

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

Sales and Marketing

     The increase in sales and marketing expenses for the three and six month periods ended July 3, 1998, as compared with the corresponding periods in 1997 is due primarily to an increase in personnel and related expenses which accompany an increase in the number of employees. In addition, the Company experienced increases in commissions to dealers and in-house sales personnel from higher revenue generated in the second quarter of 1998 as compared with second quarter of 1997.

* The Company's future growth will also depend upon the timely development and continued viability of the markets in which the Company currently competes and upon the Company's ability to continue to identify and penetrate new markets for its products. In addition, the Company has encountered significant competition in selected markets, and the Company expects such competition to intensify as the market for GPS applications receives acceptance. Several of the Company's competitors are major corporations with substantially greater financial, technical, marketing and manufacturing resources. Increased competition is likely to result in reduced market share and in price reductions of GPS-based products, which could adversely affect the Company's revenues and profitability.

General and Administrative

     The increase in general and administrative expense for the three and six month periods ended July 3, 1998, as compared with the corresponding periods for 1997, is primarily due to an increase in personnel and the related expenses which accompany an increase in the number of employees.

Income Taxes

     The effective tax rate was 44% for the three months ended July 3, 1998 and 24% for the six months ended July 3, 1998 as compared with effective tax rates of 18% and 20% respectively, for the corresponding periods in 1997. The 1998 rate is higher than the 1997 rate primarily due to higher foreign taxes.

Inflation

     The effects of inflation on the Company's financial results have not been significant to date.

Liquidity and Capital Resources

* At July 3 1998, the Company had cash and cash equivalents of $23,180,000 and short-term investments of $43,492,000. The Company has relied primarily on cash provided by operating and financing activities and net sales of short-term investments to fund capital expenditures, the repurchase of the Company's common stock (see further explanation below), and other investing activities. Management believes that its cash, cash equivalents and short-term investment balances, together with its existing credit line, will be sufficient to meet its anticipated cash needs for at least the next twelve months.

     For the six month period ended July 3, 1998, net cash provided from operating activities was $1,962,000 as compared to cash provided of $12,104,00 in the corresponding period in 1997. Inventory as of July 3, 1998 increased by $7,790,000 from the 1997 year end levels primarily due to purchases of strategic parts, an increase in finished goods, and inventory accumulated due to delays in expected customer shipments. The Company's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable and management of inventory levels.

     Cash provided by sales of common stock in 1998 represents the proceeds from purchases made pursuant to the Company's stock option and employee stock purchase plans and totaled $3,203,000 for the six month period ended July 3, 1998.

     In August 1997, the Company entered into a three year $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). This credit facility replaced the previous two-year $30,000,000 unsecured line that expired in August 1997. The Credit Agreement enables the Company to borrow up to $50,000,000, provided that certain financial and other covenants are met. Under a separate agreement the Company has an additional $5,000,000 line of credit provided only by the lead bank under the Credit Agreement for "Letter of Credit" purposes, and this is also subject to the covenants in the main facility. The
Credit Agreement provides for payment of a commitment fee of 0.25% and borrowings to bear interest at 1% over LIBOR if the total funded debt to EBITDA is less than or equal to 1.00 times, 0.3% and borrowings to bear interest at 1.25% over LIBOR if the ratio is greater than 1.00 times and less than or equal to 2.00 times, or 0.4% and borrowings to bear interest at 1.75% over LIBOR if the ratio is greater than 2.00 times. In addition to borrowing at the specified LIBOR rate, the Company has the right to borrow with interest at the higher of
(i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date, the Company has not made any borrowings under the lines. In addition, the Company is restricted from paying dividends under the terms of the Credit Agreement.

     The Company announced in February 1996 that it had approved a discretionary program whereby up to 600,000 shares of its common stock could be repurchased on the open market by the Company to offset the potential dilutive effects to earnings per share from the issuance of stock options. In May of 1998 the Company approved the repurchase of an additional 600,000 shares under the discretionary program. The Company intends to use existing cash, cash equivalents and short-term investments to finance any such stock repurchases under this program. In 1996, the Company purchased 250,000 shares at a cost of $3,545,000. In 1997, the Company purchased 139,500 shares at a cost of $1,834,000. In the first half of 1998, the Company purchased 485,000 shares at a cost of $8,754,000.

     The Company is continually evaluating potential external investments in technologies related to its business and, to date, has made relatively small strategic investments in a number of GPS related technology companies. There can be no assurance that any such outside investments made to date nor any potential future investments will be successful.

Year 2000 / GPS Week Number Rollover Issues

     The Company is working toward resolving issues involved with computer programs and the Year 2000. Some of these issues involve computer programs using two digit year dates rather than four digit year dates in computer code, which could cause potential failures in date sensitive software that does not properly recognize dates in the year 2000 and after.

     Trimble has been assessing the impact that the Year 2000 issue will have on the Company's internal systems. In response to these assessments, which are ongoing, the Company has developed a plan to inventory critical systems and develop solutions to those systems that are found to have date-related deficiencies. The Company, as part of a plan to improve operating performance, is implementing a new enterprise information system Company-wide, which will be Year 2000 compliant.

* The Company is also continuing to evaluate the potential impact of the Year 2000 issues on its internal operating equipment and other information systems. The Company will expense the current estimated incremental costs of less than $1 million related to the Year 2000 remediation efforts.

     The Company plans to survey critical suppliers to determine the status of their Year 2000 compliance programs. There can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its actions with suppliers will minimize these risks.

     The GPS week number roll-over (WNRO) issue is peculiar to GPS technology. All GPS satellites, which are operated by the U.S. government, broadcast time in the form of a "GPS week number" and a time offset from each such "GPS week." Week numbers range from 0 to 1023. Week 0 started on January 6, 1980, and week 1023 will end on August 21, 1999, at which time the week number broadcast by all U.S. GPS satellites will roll-over back to 0. This roll-over may cause GPS receivers to erroneously interpret high-week-number, pre-WNRO data as post-dated later low-week-number, post-WNRO data. This may cause satellite positions to be miscalculated and produce gross position fix errors. Receivers that process and display calendar dates based on "weeks since 1980" may generate date calculation errors.

     Trimble is also assessing the capability of its products sold to customers over a period of years to handle the Year 2000 / GPS WNRO issues. The Company has developed a test plan that is based upon the U.S. government supplied GPS Receiver Boundary Roll-over Test Plan. The Company's test plan has been customized for each of its products and includes, at a minimum, the tests included in the U.S. government supplied test plan and testing for year 2000 compliance. To perform these tests Trimble must rely upon commercially available simulators to simulate the satellites during WNRO. The Company has received compliance statements from each of these simulator suppliers. Based on work to date, assuming the accuracy of the simulators, and assuming that the proposed project plans, which continue to evolve, can be implemented as planned, the Company believes future costs relating to the Year 2000 / GPS WNRO issues will not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Other Risk Factors

     The Company's revenues have historically tended to fluctuate on a quarterly basis due to the timing of shipments of products under contracts and the sale of licensing rights. A significant portion of the Company's quarterly revenues occurs from orders received and immediately shipped to customers in the last few weeks and days of a quarter. If orders are not received, or if shipments were to be delayed a few days at the end of a quarter, the operating results and reported earnings per share for that quarter could be significantly impacted. Future revenues are difficult to predict, and projections are based primarily on historical models, which are not necessarily accurate representations of the future.

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

     The value of the Company's products relies substantially on the Company's technical innovation in fields in which there are many current patent filings. The Company recognizes that as new patents are issued or are brought to the Company's attention by the holders of such patents, it may be necessary for the Company to withdraw products from the market, take a license from such patent holders, or redesign its products. The Company does not believe any of its products currently infringe patents or other proprietary rights of third parties, but cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on the Company's revenues or profitability. (See Note 6 to the Condensed Consolidated Financial Statements - Contingencies:
Other Litigation)

     The Company is continuously evaluating alliances and external investments in technologies related to its business, and has already entered into alliances and made relatively small strategic investments in a number of GPS related technology companies. Acquisitions of companies, divisions of companies, or products and alliances entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale, or other value; (ii) diversion of management's attention; and (iii) loss of key employees of acquired operations. Any such problems could have a material adverse effect on the Company's business, financial condition, and results of operations. No assurances can be given that the Company will not incur problems from current or future alliances, acquisitions, or investments. Furthermore, there can be no assurance that the Company will realize value from any such alliances, acquisitions, or investments.

     The Company's products rely on signals from the GPS Navstar satellite system built and maintained by the U.S. Department of Defense. Navstar satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites have design lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. The array of satellites consists of 24 of which the oldest satellite has been in orbit for 20 years and the youngest satellite has been in orbit for 4 years. To repair damaged or malfunctioning satellites is not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period of time, or that the policies of the U.S. government for the use of GPS without charge will remain unchanged. However, the 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access and use for the consumer, civilian and commercial use has a solid foundation in law. Because of ever-increasing commercial applications of GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals in the future. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products would have a material adverse effect on the Company's financial results. In 1995, certain European government organizations expressed concern regarding the susceptibility of GPS equipment to intentional or inadvertent signal interference. Such similar concern could translate into reduced demand for GPS products in certain geographic regions in the future.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held in Sunnyvale, California on May 5, 1998.

     At the annual shareholder meeting, an election of directors was held with the following individuals being elected to the Company's Board of Directors.


                                              Vote
                              -------------------------------------
                                        For               Withheld
Robert S. Cooper                    21,067,925             285,101
John B. Goodrich                    21,060,466             292,560
William Hart                        21,063,979             289,047
Bradford W. Parkinson               21,055,527             297,499
Charles R. Trimble                  21,052,800             300,226

     Other matters voted upon at the meeting and the results of the voting with respect to each such matter were as follows:

(1) To approve an increase of 600,000 shares in the number of shares of Common Stock reserved for issuance under the Company's 1993 Stock Option Plan from 3,200,000 to 3,800,000 shares. (18,788,624 in favor; 2,445,103 opposed; 117,899 abstentions; 1,400 broker non-votes)

(2) To approve an amendment of the Company's 1993 Stock Option Plan increasing the limitation on the number of shares of Common Stock which may be granted to a current employee, in any fiscal year, pursuant to options under the 1993 Stock Option Plan from 100,000 shares to a new maximum of 150,000 shares. (18,930,612 in favor; 2,067,794 opposed;
     353,220  abstentions;  1,400 broker non-votes)


(3) To approve an increase of 650,000 shares in the number of shares of Common Stock available for purchase by eligible employees under the
     Company's 1988  Employee  Stock   Purchase  Plan  from  1,700,000  to
     2,350,000   shares.(20,166,616  in  favor;  1,077,453  opposed;   108,957
     abstentions; 0 broker non-votes)


(4) To approve an amendment of the Company's bylaws to provide that the Company may, upon the approval of the Board of Directors alone and without further shareholder approval, make loans to the Company's officers for the purpose of assisting in the acquisition of their
     primary   residence  in exceptional  housing  markets where such location is for the Company's benefit, provided that such loans are secured by such real property. (16,932,127 in favor; 4,065,806 opposed;
     354,093 abstentions; 1,000 broker non-votes)


(5) To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the current fiscal year ending
     January 1, 1999.(20,841,633 in favor; 418,739 opposed; 92,654 abstentions;
     0 broker non-votes)


ITEM 5.  OTHER INFORMATION

Deadline for Receipt of Shareholder Proposals for 1999 Annual Meeting

     Shareholders are entitled to present proposals for action at forthcoming shareholder meetings of the Company if they comply with the requirements of the appropriate proxy rules promulgated by the Securities and Exchange Commission. As stated in the proxy statement for the Company's 1998 Annual Meeting of Shareholders held on May 5, 1998, proposals of shareholders of the Company intended to be presented for consideration at the Company's 1999 Annual Meeting of Shareholders must be received by the Company no later than December 5, 1998, in order that they may be included in the proxy statement and form of proxy related to that meeting.

     The proxy card used in connection with the Company's 1998 Annual Meeting of Shareholders granted the proxy holders discretionary authority to vote on any matter properly raised at the 1998 Annual Meeting of Shareholders and the Company presently intends to use a similar form of proxy card for its 1999 Annual Meeting of Shareholders. If a shareholder intends to submit a proposal at the Company's 1999 Annual Meeting which is not eligible for inclusion in the proxy statement and form of proxy relating to that shareholder meeting, a new rule recently established by the Securities and Exchange Commission requires that such proposals must be received by the Company no later than February 20, 1999. If such a shareholder fails to comply with the foregoing notice provision for proposals not included in the proxy statement and related form of proxy, the proxy holders will be allowed to use their discretionary voting authority if such a proposal is properly raised at the Company's 1999 Annual Meeting of Shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                                                        Page
     A.  Exhibits                                                      Number


         27.1     Financial Data Schedule for the quarters ended         24
                   July 3, 1998 and June 30, 1997


      B. Reports on Form 8-K


         There were no reports on Form 8-K filed during the quarter ended July 3, 1998

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



DATE:  August 14, 1998