Form 10-Q
period 1998-10-02
TRIMBLE NAVIGATION LTD /CA/
filed 1998-11-16
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 2, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 2, 1998, there were 22,106,300 shares of Common Stock (no par value) outstanding.

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


                                      INDEX
                                                                        Page
PART I.  FINANCIAL INFORMATION                                         Number


   Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets -
              October 2, 1998 and January 2, 1998                         3

              Condensed Consolidated Statements of Operations -
              Three and Nine Months ended October 2, 1998 and
              September 30, 1997                                          4

              Condensed Consolidated Statements of Cash Flows -
              Nine Months ended October 2, 1998 and September 30, 1997    5

              Notes to Condensed Consolidated Financial
              Statements                                                  6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        12


PART II. OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                           23


SIGNATURES                                                               24

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       October 2,     January 2,
                                                         1998           1998
   -----------------------------------------------------------------------------
   (In thousands)                                      (Unaudited)
    ASSETS
    Current assets:
       Cash and cash equivalents                          $47,642      $ 19,951
       Short term investments                               9,149        53,171
       Accounts and other receivable, net                  37,121        49,101
       Inventories                                         46,200        42,385
       Other current assets                                 4,300         4,147
                                                       ----------    -----------
          Total current assets                            144,412       168,755

       Net property and equipment                          17,203        19,676
       Intangible assets                                    1,429         1,525
       Deferred income taxes                                  305           356
       Other assets                                         7,209         7,426
                                                       -----------   -----------
                                                           26,146        28,983
                                                       -----------   -----------
          Net assets of discontinued operations                 -         9,925
                                                       -----------   -----------
          Total assets                                   $170,558      $207,663
                                                       ===========   ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Current portion of long-term debt                  $ 1,263          $ 44
       Accounts payable                                    11,527        18,724
       Accrued compensation and benefits                    8,383         5,830
       Customer advances                                      812           830
       Accrued liabilities                                 15,433         9,391
       Accrued liabilities related to disposal of
       General Aviation                                     7,133             -
       Income taxes payable                                 2,241         2,664
                                                       -----------   -----------
          Total current liabilities                        46,792        37,483
                                                       -----------   -----------
    Noncurrent portion of long-term debt and
    other liabilities                                      31,731        30,697
                                                       -----------   -----------
    Total liabilities                                      78,523        68,180
                                                       -----------   -----------

    Shareholders' equity:
       Common stock                                       120,902       132,655
       Common stock warrants                                  700           700
       Retained earnings (deficit)                        (28,588)        6,676
       Unrealized gain (loss) on short term investments        52             8
       Foreign currency translation adjustment             (1,031)         (556)
                                                       -----------   -----------
          Total shareholders' equity                       92,035       139,483
                                                       -----------   -----------
          Total liabilities and shareholders' equity     $170,558      $207,663
                                                       ===========   ===========

   See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended             Nine Months Ended
                                                               October 2,   Setember 30,    October 2,    September 30,
                                                                 1998          1997           1998            1997
----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
 Total revenue                                                   $ 57,419     $ 61,806      $ 200,995       $184,692
                                                             ------------ ------------   ------------   ------------

 Operating expenses:
     Cost of sales                                                 32,592       27,516        102,157         83,267
     Research and development                                      12,054        9,103         33,779         26,283
     Sales and marketing                                           15,705       14,136         46,893         41,247
     General and administrative                                     8,002        7,029         22,325         19,502
     Restructuring charges                                          2,453            -          2,453              -
                                                             ------------- ------------   ------------   ------------
                                                                   70,806       57,784        207,607        170,299
                                                             ------------- ------------   ------------   ------------
 Operating income (loss)                                          (13,387)       4,022         (6,612)        14,393
                                                             ------------- ------------   ------------   ------------

 Nonoperating income (expense):
     Interest income                                                  839        1,152          2,853          3,294
     Interest and other expenses                                   (2,362)        (816)        (4,040)        (2,600)
     Foreign exchange gain, net                                        78           81            358            235
                                                             ------------- ------------   ------------   ------------
                                                                   (1,445)         417           (829)           929
                                                             ------------- ------------   ------------   ------------
 Income (loss) before income taxes from
      continuing operations                                       (14,832)       4,439         (7,441)        15,322
 Income tax provision                                                 350          442          1,050          1,853
                                                             ------------- ------------   ------------   ------------
 Net income (loss) from continuing operations                   $ (15,182)     $ 3,997       $ (8,491)      $ 13,469
                                                             ------------- ------------   ------------   ------------
Discontinued operations:
     Loss from operations (net of income tax
         benefit of $44 and $132 in 1997)                          (2,390)      (2,405)        (6,911)        (6,583)

     Estimated loss on disposal                                   (19,862)           -        (19,862)             -
                                                             ------------- ------------   ------------   ------------
 Loss on discontinued operations                                  (22,252)      (2,405)       (26,773)        (6,583)
                                                             ------------- ------------   ------------    -----------
 Net income (loss)                                              $ (37,434)     $ 1,592      $ (35,264)       $ 6,886
                                                             ============= ============   ============   ============

 Basic income (loss) per share from continuing operations           (0.68)        0.18          (0.38)          0.61
 Basic income (loss) per share from discontinued operations         (1.00)       (0.11)         (1.19)         (0.30)
                                                             ============= ============   ============   ============
 Basic net income (loss) per share                                $ (1.68)      $ 0.07        $ (1.56)        $ 0.31
                                                             ============= ============   ============   ============
 Shares used in calculating basic
      income (loss) per share                                      22,305       22,364         22,593         22,170
                                                             ============= ============   ============   ============

 Diluted income (loss) per share from continuing operations         (0.68)        0.17          (0.38)          0.59
 Diluted income (loss) per share from discontinued operations       (1.00)       (0.10)         (1.19)         (0.29)
                                                             ============= ============   ============   ============
 Diluted net income (loss) per share                              $ (1.68)      $ 0.07        $ (1.56)        $ 0.30
                                                             ============= ============   ============   ============
 Shares used in calculating diluted
      income (loss) per share                                      22,305       23,163         22,593         22,684
                                                             ============= ============   ============   ============


See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                    Otober 2,      September 30,
                                                                                      1998             1997
------------------------------------------------------------------------------------------------------------------
(In thousands)
 Net cash provided by operating activities of continuing operations                   $  9,102        $ 11,067
 Net cash used by operating activities of discontinued operations                     $ (6,911)       $ (6,583)
                                                                                   ------------   -------------
 Net cash provided by operating activities                                            $  2,191        $  4,484
                                                                                   ------------   -------------
 Cash flow from investing activities:
   Purchase of short term investments                                                  (69,163)        (57,400)
   Maturities of short term investments                                                104,712          42,575
   Sales of short term investments                                                       8,473          21,808
   Equity investments                                                                     (844)           (886)
   Acquisition of property and equipment                                                (6,711)         (7,179)
   Capitalized patent expenditures                                                        (802)           (642)
                                                                                   ------------   -------------
   Net cash provided (used) in investing activities of continuing operations            35,665          (1,724)
   Net cash used in investing activities of discontinued operations                       (952)         (1,063)
                                                                                   ------------   -------------
     Net cash provided (used) in investing activities                                   34,713          (2,787)
                                                                                   ------------   -------------
 Cash flow from financing activities:
   Issuance of common stock                                                              3,415           5,981
   Repurchase of common stock                                                          (15,168)         (1,834)
   Payment of notes receivable                                                             (14)         (1,507)
   Proceeds from long-term debt and revolving
    credit facilities                                                                    2,554            (237)
                                                                                   ------------   -------------
   Net cash provided (used) by financing activities of continuing operations            (9,213)          2,403
                                                                                   ------------   -------------
   Net cash provided (used) by financing activities                                     (9,213)          2,403
                                                                                   ------------   -------------

 Net increase in cash and cash equivalents                                              27,691           4,100

 Cash and cash equivalents -- beginning of period                                       19,951          22,671
                                                                                   ------------   -------------
 Cash and cash equivalents -- end of period                                           $ 47,642        $ 26,771
                                                                                   ============   =============

 Supplemental disclosures of cash flow information:
      Cash paid (received) during the period for:
        Interest                                                                         $ 790           $ 746
        Income taxes, net of refunds                                                   $ 1,410           $ 271



See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

     The condensed consolidated financial statements for the three and nine month periods ended October 2, 1998, and September 30, 1997, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at January 2, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended January 2, 1998.

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

     The results of operations for the three and nine month periods ended October 2, 1998 are not necessarily indicative of the results that may be expected for the year ending January 1, 1999.

NOTE 2 - Discontinued Operations

     On October 2, 1998, the Company adopted a plan to discontinue its General Aviation division. The Company anticipates that the division will be disposed of by March 31, 1999. Accordingly, the General Aviation division is being reported as a discontinued operation for all periods presented in these financial statements. Net assets of the discontinued operation at October 2, 1998 were written off and consisted primarily of inventory, property, plant, and equipment and intangible assets.

     The estimated loss on the disposal of the discontinued operation is $19,862,000. The estimate includes a write-off of net assets of $12,729,000 and a provision of $7,133,000 for costs of disposal, including severance costs, facility and certain other contractual costs and anticipated operating losses through the estimated date of disposal.

     The net assets, which have been written off in September 1998, are summarized as follows:

                                                      October 2,
                                                        1998
-----------------------------------------------------------------
(In thousands)

 Inventory                                               $ 7,283
 Other current assets                                        451
 Plant and equipment, net                                  3,241
 Other noncurrent assets                                   1,754
                                                 ================
Net assets of discontinued operations                   $ 12,729
                                                 ================

     Net revenues of the discontinued operation for the nine months ended October 2, 1998 and September 30, 1997 were $13,482,000 and $9,523,000, respectively. These amounts are not included in net revenues of continuing operations in the accompanying statements of operations.

     The Operating results of the discontinued operation are summarized as follows:

                                           Three Months Ended            Nine Months Ended
                                        October 2,  September 30,  October 2,   September 30,
                                           1998        1997          1998           1997
---------------------------------------------------------------------------------------------
(In thousands)

 Net Sales                              $ 4,599     $ 2,914       $ 13,482       $ 9,523
 Income (loss) before tax provision      (2,390)     (2,449)        (6,911)       (6,715)
 Income tax provision                                   (44)                        (132)
 Net income (loss)                       (2,390)     (2,405)        (6,911)       (6,583)
 Basic net income (loss) per share      $ (1.00)    $ (0.11)       $ (1.19)      $ (0.30)
 Diluted net income (loss) per share    $ (1.00)    $ (0.10)       $ (1.19)      $ (0.29)


     The net assets of discontinued operations as of January 2, 1998 are summarized as follows:

                                                   January 2,
                                                      1998
-----------------------------------------------------------------
(In thousands)

 Inventory                                               $ 5,388
 Other current assets                                         48
 Plant and equipment, net                                  2,289
 Other noncurrent assets                                   2,200
                                                 ================
Net assets of discontinued operations                    $ 9,925
                                                 ================

NOTE 3 - Inventories:

Inventories from continuing operations consist of the following:

                                     October 3,              January 2,
                                        1998                    1998
----------------------------------------------------------------------------
(In thousands)

Raw materials                            $ 30,918                  $ 28,562
Work-in-process                             4,527                     6,040
Finished goods                             10,755                     7,783
                                    --------------       -------------------
                                         $ 46,200                  $ 42,385
                                    --------------       -------------------


NOTE 4 - Restructuring Charge:

     During the quarter ended October 2, 1998, the Company recorded a restructuring charge of $2,453,000 of which $999,429 of idle assets had been written off as of October 2, 1998. Components of this restructuring charge included employee severance costs, including costs for the Company's former CEO and certain other former senior employees of $1,453,571, and write-downs of idle assets of $999,429. The related liabilities for the employee severance costs are included in accrued liabilities.

NOTE 5 - New Accounting Standards:

     As of January 3, 1998, the Company adopted Statement 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components; however, the adoption of SFAS 130 did not have any impact on the Company's net loss or shareholders' equity for the three and nine month periods ended October 2, 1998. SFAS 130 requires unrealized gains or losses to be reported on the Company's securities which are available for sale and foreign currency translation adjustments, which prior to adoption were reported separately as part of shareholders' equity and which were included in other comprehensive income. Prior year financial statements have been reclassified and restated to conform with the requirements of SFAS 130.

     The components of comprehensive income, net of related tax for the three and nine months ended October 2, 1998 and September 30, 1997 are as follows:


                                                 Three Months Ended               Nine Months Ended
                                             October 2,   September 30,      October 2,     September 30,
                                               1998          1997              1998            1997
---------------------------------------------------------------------- ----------------------------------
(In thousands)
Net income (loss)                            $(37,434)     $ 1,592          $(35,264)        $ 6,886
Unrealized gains/(losses) on securities            56           50                44              56
Foreign currency translation adjustments          (13)        (273)             (475)           (555)
                                         -------------  -----------    --------------  --------------
Comprehensive income                         $(37,391)     $ 1,369          $(35,695)        $ 6,387
                                         =============  ===========    ==============  ==============

     The components of accumulated other comprehensive income, net of related taxes at October 2, 1998 and January 2, 1998 is as follows:

                                               October 2,          January 2,
                                                 1998                 1998
------------------------------------------------------------------------------
(In thousands)

Unrealized gains/(losses) on securities             $ 52                  $ 8
Foreign currency translation adjustments          (1,031)                (556)
                                           --------------  -------------------
Accumulated comprehensive income                  $ (979)              $ (548)
                                           ==============  ===================

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities". The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2000. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 6 - Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                           Three Months Ended               Nine Months Ended
                                                                      October 2,      September 30,    October 2,     September 30,
                                                                         1998             1997            1998            1997
----------------------------------------------------------------------------------------------------  ------------------------------
(in thousands except per share amounts)
Numerator:
    Income (loss) from continuing operations available to common
       shareholders used in basic and diluted income per share            $(15,182)         $ 3,997       $ (8,491)        $ 13,469

    Loss from discontinued operations available to common
       shareholders used in basic and diluted income per share            $(22,252)        $ (2,405)      $(26,773)        $ (6,583)
                                                                     --------------   --------------  -------------   --------------
    Income from operations available to common
       shareholders used in basic and diluted income per share            $(37,434)         $ 1,592       $(35,264)         $ 6,886
                                                                     ==============   ==============  =============   ==============
Denominator:
     Weighted-average number of common
        shares used in calculating basic income (loss) per share            22,305           22,364         22,593           22,170

     Effect of dilutive securities:
          Common stock options                                                                  642                             406
          Common stock warrants                                                                 157                             108
                                                                     --------------   --------------  -------------   --------------
     Weighted-average number of common
         shares and dilutive potential common shares
        used in calculating diluted income (loss) per share                 22,305           23,163         22,593           22,684
                                                                     ==============   ==============  =============   ==============

 Basic income (loss) per share from continuing operations                  $ (0.68)          $ 0.18        $ (0.38)          $ 0.61
 Basic income (loss) per share from discontinued operations                $ (1.00)         $ (0.11)       $ (1.19)         $ (0.30)
                                                                     --------------   --------------  -------------   --------------
 Basic income per share                                                    $ (1.68)          $ 0.07        $ (1.56)          $ 0.31
                                                                     ==============   ==============  =============   ==============

 Diluted income (loss) per share from continuing operations                $ (0.68)          $ 0.17        $ (0.38)          $ 0.59
 Diluted income (loss) per share from discontinued operations              $ (1.00)         $ (0.10)       $ (1.19)         $ (0.29)
                                                                     --------------   --------------  -------------   --------------
 Diluted income per share                                                  $ (1.68)          $ 0.07        $ (1.56)          $ 0.30
                                                                     ==============   ==============  =============   ==============

NOTE 7 - Contingencies:

Shareholder Litigation

     On December 6, 1995, two shareholders filed a class action lawsuit against the Company and certain directors and officers of the Company. Subsequent to that date, additional lawsuits were filed by other shareholders. The lawsuits were subsequently amended and consolidated into one complaint, which was filed on April 5, 1996. The amended consolidated complaint sought to bring an action as a class action consisting of all persons who purchased the common stock of the Company during the period April 18, 1995, through December 5, 1995 (the "Class Period"). The plaintiffs alleged that the defendants sought to induce the members of the Class to purchase the Company's common stock during the Class Period at artificially inflated prices. The plaintiffs seek recissory or compensatory damages with interest thereon, as well as reasonable attorneys' fees and extraordinary equitable and/or injunctive relief. The Company filed a motion to dismiss, which was heard by the Court on August 16, 1996. The court rejected the plaintiffs' lawsuit, but allowed thirty days to resubmit its complaint. On September 24, 1996, the plaintiffs filed an amended complaint. On April 28, 1997, the Court granted in part, and denied in part, the Company's motion to dismiss. The Court further granted the plaintiffs leave to replead certain dismissed claims. On June 19, 1997, the plaintiffs filed a third amended and consolidated complaint. The Company has answered the complaint by denying all liability. A trial date has been set for August 1999. The Company does not believe that it is possible to predict the outcome of this litigation.

Other Litigation

     On May 8, 1998, Satloc, Inc. a Trimble customer and competitor, filed a lawsuit in the United States District Court for the District of Arizona, action No. CIV 98-0837 PHX PGR. The complaint alleged misappropriation of trade secrets and confidential business information, intentional interference with contractual relations, intentional interference with prospective contractual relations, unfair competition, and unjust enrichment, arising from Trimble's hiring of a former Satloc sales person. The complaint seeks injunctive relief, compensatory and punitive damages, an accounting, and attorney fees. Trimble has answered the complaint. In September 1998, Satloc, Inc dismissed its claims with prejudice.

     On December 1, 1997, a Trimble former employee, filed a lawsuit in the United States District Court for the Western District of Texas, Austin Division, and action No. A97CA 731. The complaint alleged violation of the Americans With Disabilities Act, U.S.C. Section 12101 et seq., arising from Trimble's alleged discrimination, harassment, and demotion of the plaintiff in violation of the Act. Trimble has answered the complaint. The case is in the discovery stage. The Company currently does not believe there will be any adverse consequences to the Company as a result of this case.

     On January 31, 1997, counsel for one Philip M. Clegg wrote to Trimble asserting that a license under Clegg's U.S. Patent No. 4,807,131, which was issued February 21, 1989, would be required by Trimble because of a joint venture Trimble had entered into with Caterpillar Corporation concerning the use of Trimble GPS products in combination with earth moving equipment. To date, no infringement action has been initiated on behalf of Mr. Clegg. The Company currently does not believe that there will be any adverse consequences to the Company as a result of this inquiry.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF CONTINUING OPERATIONS

Management Changes and Subsequent Events

     In August of 1998, the Board of Directors announced that Charles Trimble, the Company's founder, resigned as President and Chief Executive Officer. However, Mr. Trimble remains on the Company's Board of Directors and serves as Vice Chairman of the Board as well as a consultant to the Company. Dr. Bradford Parkinson, a member of the Board of Directors since 1984 and served as a consultant to the Company since 1982, assumed the role of President and CEO while the Company conducts a search for a permanent replacement. At the same time, Dr. Robert Cooper, a member of the Company's Board of Directors since 1989, was appointed to serve as the Chairman of the Board of Directors.

     During the third quarter, the Board of Directors also performed an intensive detailed investigation and review of each of the individual business lines of the Company. Under the direction of Dr. Parkinson, the Company has undertaken actions which focus on the review, restructuring and elimination of unprofitable businesses, the implementation of strong cost controls and the improvement of manufacturing efficiencies. As part of the changes taken to strengthen the Company's competitive position in the market place, a decision was made to discontinue the Company's General and Aviation Division, located in Austin, Texas. The Company incurred a charge of $19.9 million in the third quarter of 1998 for the discontinued operation.

     The Company will continue to evaluate further cost reduction programs to improve the Company's overall cost structure in the fourth quarter. Trimble currently expects to further downsize its organization by approximately 5% to 8%. In addition the Company has taken recent steps to further strengthen and improve employee relationships and incentives by extending the period of exercisability effective as of November 3, 1998 for all current outstanding employee stock options from five years three months to ten years.

     In addition, in November 1998 the Company, announced a realignment of the management structure of the remaining existing businesses which is expected to strengthen the relationships between the Company's businesses and product lines and to provide the Company with a better focus on the markets it serves. The Company realigned its vertical markets, consolidated its worldwide sales team and created an international business development function.

     The realignment of its vertical markets consisted of Mobile Positioning currently under the Commercial System Group being moved under the Software and Component Technologies group. The Software and Component Technologies group has changed its name to Mobile and Timing Technologies. The Commercial Systems Group maintains the following vertical markets; Land Survey, GIS and Mapping, Marine, Marine Survey and Precise Positioning. The Precise Positioning vertical market has changed its name to Machine Control and the Commercial Systems Group has had a name change to Precision Positioning. Aerospace continues to consist of the Commercial Aviation System and Military and Advanced System vertical markets.

     The discussions below are based on the management structure that existed at the end of the quarter.

Revenues

     Revenues of continuing operations for the three and nine month periods ended October 2, 1998 were $57,419,000 and $200,995,000 respectively, compared with $61,806,000 and $184,692,000 in the corresponding 1997 periods. The table below breaks out the Company's revenues by business unit:


                                                    Three Months Ended                            Nine Months Ended
                                        -------------------------------------------  --------------------------------------------
                                         October 2,     September 30,  Increase/      October 2,      September 30,  Increase/
                                            1998           1997        (Decrease)        1998            1997        (Decrease)
-----------------------------------------------------------------------------------  --------------------------------------------
(In thousands)
   Commercial Systems                        $44,841        $39,143             15%     $ 146,029       $ 122,306            19%
   Software & Component Technologies           8,799         12,536            (30)%       27,286          34,321            (20)%
   Aerospace                                   3,779         10,127            (63)%       27,680          28,065             (1)%
                                        -------------  -------------  -------------  -------------   -------------  -------------
 Total                                       $57,419        $61,806             (7)%    $ 200,995       $ 184,692             9%
                                        -------------  -------------  -------------  -------------   -------------  -------------

Commercial Systems

     Commercial Systems revenues increased for the three and nine month periods ended October 2, 1998 as compared to the corresponding periods for 1997. The increase for the three month period was primarily in the Land Survey and Mapping and GIS Systems markets. The increase for the nine month period was primarily in the Land Survey, Mapping and GIS Systems, Precise Positioning, and Marine Survey markets.

     Land Survey revenues increased in the three and nine month periods ended October 2, 1998 as compared to the corresponding periods for 1997. This increase is due in part to the continued strong customer acceptance of the Company's GPS Total Station 4800 product.

     Mapping and GIS sales increased in the three and nine month periods ended October 2, 1998 as compared to the corresponding periods for 1997 principally due to continuing strong demand for GIS products.

     Precise Positioning sales increased in the nine month period ended October 2, 1998 as compared to the corresponding period for 1997 due to strong demand for the Company's agricultural and mining products.

     Marine Survey sales increased in the nine month period ended October 2, 1998 as compared to the corresponding period for 1997 due to strong demand in
marine  survey  and   construction.


Software and Component Technologies

     Software and Component Technologies revenues decreased for the three and nine month periods ended October 2, 1998, as compared with the corresponding periods for 1997 due primarily to the Company recognizing $1.8 million in revenues from a development agreement in connection with an irrevocable non refundable non recurring engineering fee recorded in the third quarter of 1997 and a non-recurring one-time $2.2 million technology license fee recorded in the second quarter of 1997 from Pioneer Electronic Corporation in connection with expansion of the original 1992 license for in-car navigation. In addition, the Company is continuing to experience a softness in the U.S. embedded market due to the financial difficulties of embedded customers and a delay in a new product introduction.

Aerospace

     Aerospace revenues decreased for the three and nine month periods ending October 2, 1998, as compared with the corresponding periods for 1997 due to a decrease in Air Transport and Military shipments which have been delayed. Military sales are highly dependent on contracts that are subject to government approval and are, therefore, expected to continue to fluctuate from period to period.

Revenue outside the U.S.

     * Sales to unaffiliated customers from continuing operations in locations outside the U.S. comprised approximately 45% and 44% of revenue in the first nine months of 1998 and 1997, respectively. During the first nine months of 1998, the Company experienced higher revenues in the U.S. due primarily to strong U.S. customer acceptance of the new GPS total station 4800 product. The Company anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue and, therefore, the Company is subject to the risks inherent in these sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, tariffs or other barriers. Even though the U.S. government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (S/A) (a method of degrading GPS accuracy), customers in certain foreign markets may be reluctant to purchase products based on GPS technology given the control of GPS by the U.S. government. The Company's results of operations could be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.

Gross Margin

     * Gross margin from continuing operations varies on a quarterly basis due to a number of factors, including product mix, technology license fees, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs and new product start-up costs. Gross margin as a percentage of total product revenue was 43% and 49% for the three and nine-month periods ended October 2, 1998, as compared with 56% and 55% in the corresponding 1997 periods. The decrease in the gross margin percentages primarily reflects increased labor costs from new product introductions, expediting fees, inventory write downs, and unabsorbed fixed overhead due to lower than expected volumes. Also, the 1997 gross margins were enhanced by the positive impact of non-product revenues recognized of $1.8 million from a development agreement in connection with an irrevocable non-refundable non-recurring engineering fee recorded in the third quarter of 1997 and a non-recurring one-time $2.2 million technology license fee recorded in the second quarter of 1997. In addition, because of mix changes within and among the business units, market pressures on unit selling prices, fluctuations in unit manufacturing costs, and other factors, there is no assurance that current margins will be sustained.

     * The Company also expects that a higher percentage of its business in the future will be conducted through alliances with larger strategic partners such as Honeywell, Caterpillar and Case. As a result of volume pricing and the assumption of certain operating costs in connection with such partners, margins related to these revenues from strategic alliances are likely to be lower than revenues from sales directly to end-users.

Operating Expenses

     The following table shows operating expenses from continuing operations for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:



                                         Three Months Ended                                 Nine Months Ended
                             ---------------------------------------------    -----------------------------------------------
                             October 2,       September 30,    Increase/       October 2,       September 30,    Increase/
                                1998             1997           (Decrease)        1998             1997          (Decrease)
-----------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Research and development          $12,054          $ 9,103            32%          $ 33,779          $26,283             29%
Sales and marketing                15,705           14,136            11%            46,893           41,247             14%
General and administrative          8,002            7,029            14%            22,325           19,502             14%
Restructuring charges               2,453                -           100%             2,453                -            100%
                             -------------   --------------   ------------    --------------   --------------   -------------
     Total                        $38,214          $30,268            26%         $ 105,450          $87,032             21%
                             -------------   --------------   ------------    --------------   --------------   -------------

Research and Development

     Research and development expenses increased in the three and nine month periods ended October 2, 1998, as compared with the corresponding 1997 periods. The higher research and development expenses in the 1998 periods are due to the Company receiving fewer funds from cost reimbursement projects in the third quarter of 1998 as compared with the third quarter of 1997. The increase in research and development is part of the Company's continuing aggressive development of future products.

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

Sales and Marketing

     The increase in sales and marketing expenses for the three and nine month periods ended October 2, 1998, as compared with the corresponding periods in 1997 is due primarily to an increase in personnel and related expenses which accompany an increase in the number of employees. In addition, the Company experienced increases in expense related to trade shows, advertising, and demo equipment expenses in the third quarter of 1998 as compared with third quarter of 1997.

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

General and Administrative

     The increase in general and administrative expense for the three and nine month periods ended October 2, 1998, as compared with the corresponding periods for 1997, is primarily due to an increase in personnel and the related expenses which accompany an increase in the number of employees and consultants.

Restructuring Charges

     As noted in Note 4 during the quarter ended October 2, 1998, the Company recorded a restructuring charge of $2,453,000. Components of this restructuring reserve included employee severance costs for the Company's former CEO and for certain other employees and write-downs of idle assets.

Income Taxes

     The effective tax rate on the loss from continuing operations was (2.4%) for the three months ended October 2, 1998 and (14%) for the nine months ended October 2, 1998. These rates reflect foreign taxes on profits in foreign jurisdictions and the inability to benefit the operating loss in the United States. The effective tax rates on the income from continuing operations for the comparable periods in 1997 were 10% and 12%, respectively.

Inflation

     The effects of inflation on the Company's financial results have not been significant to date.

Liquidity and Capital Resources

     * At October 2, 1998, the Company had cash and cash equivalents of $47,642,000 and short-term investments of $9,149,000. The Company's cash and cash equivalents have been reduced from the prior quarter primarily due to the Company's stock repurchase program. The Company has relied primarily on cash provided by operating and financing activities and net sales of short-term investments to fund capital expenditures, the repurchase of the Company's common stock (see further explanation below), and other investing activities. Management believes that its cash, cash equivalents and short-term investment balances, together with its existing credit line, will be sufficient to meet its anticipated cash needs for at least the next twelve months.

     For the nine month period ended October 2, 1998, net cash provided from operating activities was $2,191,000 as compared to cash provided of $4,484,000 in the corresponding period in 1997. Inventory from continuing operations as of October 2, 1998 increased by $3,815,000 from the 1997 year end levels primarily due to purchases of strategic parts, an increase in finished goods, and inventory accumulated due to delays in expected customer shipments. The Company's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable and management of inventory levels.

     Cash provided by sales of common stock in 1998 represents the proceeds from purchases made pursuant to the Company's stock option and employee stock purchase plans and totaled $3,415,000 for the nine month period ended October 2, 1998.

     In August 1997, the Company entered into a three year $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). This credit facility replaced the previous two-year $30,000,000 unsecured line that expired in August 1997. The Credit Agreement enables the Company to borrow up to $50,000,000, provided that certain financial and other covenants are met. The Company obtained an unconditional waiver for certain covenants of the unsecured revolving credit facility for the quarter ended October 2, 1998. The Company is in the process of renegotiating its original covenants and must have amended covenants or an additional extension by December 15, 1998. Under a separate agreement the Company has an additional $5,000,000 line of credit provided only by the lead bank under the Credit Agreement for "Letter of Credit" purposes, and this is also subject to the covenants in the main facility. The Credit Agreement provides for payment of a commitment fee of 0.25% and borrowings to bear interest at 1% over LIBOR if the total funded debt to EBITDA is less than or equal to 1.00 times, 0.3% and borrowings to bear interest at 1.25% over LIBOR if the ratio is greater than 1.00 times and less than or equal to 2.00 times, or

0.4% and borrowings to bear interest at 1.75% over LIBOR if the ratio is greater than 2.00 times. In addition to borrowing at the specified LIBOR rate, the Company has the right to borrow with interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date, the Company has not made any borrowings under the $50,000,00 unsecured revlover, but has issued certain letters of credit under the separate $5,000,000 line issued by the lead bank under the credit agreement. In addition, the Company is restricted from paying dividends under the terms of the Credit Agreement.

     The failure to renegotiate the specified covenants and make mutually agreed upon amendments to the credit facility could result in significant changes to the terms of the revolving credit facility, including a reduction or cancellation of the credit available to the Company. Although the Company has never drawn on such credit facility, the failure to renegotiate the covenants of the credit facility on terms acceptable to the Company could have a material adverse effect on the Company's ability to borrow funds in the event that the Company needs to do so after December 15, 1998 and there can be no assurance that the Company will be able to secure a line of credit for a similar amount on equivalent terms in the future.

     The Company announced in February 1996 that it had approved a discretionary program whereby up to 600,000 shares of its common stock could be repurchased on the open market by the Company to offset the potential dilutive effects to earnings per share from the issuance of stock options. In May of 1998 the Company approved the repurchase of an additional 600,000 shares under the discretionary program. In August of 1998 the Company approved the repurchase of an additional 1,000,000 shares under the discretionary program. The Company intends to use existing cash, cash equivalents and short-term investments to finance any such stock repurchases under this program. In 1996, the Company purchased 250,000 shares at a cost of $3,545,000. In 1997, the Company purchased 139,500 shares at a cost of $1,834,000. In the first nine months of 1998, the Company purchased 980,000 shares at a cost of $15,169,000.

     The Company is continually evaluating potential external investments in technologies related to its business and, to date, has made relatively small strategic investments in a number of GPS related technology companies. There can be no assurance that any such outside investments made to date nor any potential future investments will be successful.


     The Company is looking into the issues raised by the introduction of the Single European Currency (Euro) for initial implementation as of January 1, 1999 and during the transition period through to January 1, 2002. The Company does not currently believe that the introduction of the Euro will have a material affect on the Company's foreign exchange and hedging activities. The Company is currently assessing the potential impact the euro conversion will have in regards to its internal systems accommodating euro-denominated transactions. The Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information. Since the Company is still in its assessment phase, the Company cannot yet predict the anticipated impact of the euro conversion on the Company.


Year 2000 / GPS Week Number Rollover Issues

     Computers, software and other equipment that rely on only two digits to identify or represent a year may be unable to accurately process or display certain information at or after the Year 2000. This is commonly referred to as the "Year 2000 issue." The Year 2000 issue materially affects or may materially affect Trimble's vendors, suppliers, internal systems, products and customers. The Company continues to address the Year 2000 issue to avoid what might otherwise be a material and adverse effect upon the Company's consolidated financial position, results of operations, or cash flows.

     Another date related issue, known as the "GPS Week Number Roll-Over" or "WNRO" issue, could also materially affect various Trimble products. The WNRO issue is unrelated to the Year 2000 issue and is unique to GPS technology. All GPS satellites, which are operated by the U.S. government, broadcast time in the form of a "GPS week number" and a time offset into each "GPS week." Week numbers range from 0 to 1023. Week 0 started on January 6, 1980, and week 1023 will end on August 21, 1999, at which time the week number broadcast by all U.S. GPS satellites will roll-over back to 0. Among other potential effects, this roll-over may cause GPS receivers and software that process data obtained by GPS receivers to erroneously interpret high-week-number, pre-WNRO data as post-dating later low-week-number, post-WNRO data. This may cause satellite positions to be miscalculated and produce gross position fix errors. Receivers that process and display calendar dates based on "weeks since 1980" may generate date calculation errors. The Company continues to address the WNRO issue to avoid what might otherwise be a material and adverse effect upon the Company's future consolidated financial position, results of operations, or cash flows.

     The Company continues to assess the potential impact of both the Year 2000 and WNRO issues on its vendors, suppliers, internal systems, products and customers, and has begun, and in many cases completed, corrective efforts in these areas.

Year 2000 Remediation Plan

     The Company's board of directors has adopted a comprehensive Year 2000 Remediation Plan, the goal of which is to minimize business disruptions and risk exposure that might otherwise arise as a consequence of moving into the twenty-first century. The plan focuses on achieving Year 2000 readiness across the company's entire supply chain, and is designed to deal with the most critical systems first. Additionally, the Company's Year 2000 remediation plan calls for the development of contingency plans to address potential problem areas with internal systems and with suppliers and other third parties. To these ends, a Y2K Program Management Office has been established to manage and coordinate implementation of the plan on a company-wide basis. It is expected that assessment, remediation, and contingency planning activities will be on-going throughout 1998 and 1999 with the objective of appropriately resolving all material Year 2000 issues before the 21st century roll-over.

Information Technology and Other Systems

     The Company continues to assess the potential impact of the Year 2000 issue on its internal systems, including information technology (IT) and non-IT systems, and has begun corrective efforts in this area, as follows:

o As part of a plan to improve its operation in the normal course of business, the Company is in the process of implementing a new enterprise information system that will be Year 2000 compliant and will incidentally afford a solution to many of the Company's Year 2000 readiness issues.

o Assessment and remediation efforts in connection with the Company's other IT and non-IT systems will be undertaken as part of the Company's general Y2K Remediation Plan.

     The  Company   currently   plans  to  complete   renovation,   testing  and
implementation of critical systems, or successful execution of contingency plans, during the third quarter of 1999. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, such renovation, testing, implementation or execution, and the Company's inability to successfully and timely complete these tasks could have a material adverse effect on future results of operations or financial condition.

Products

     To address and minimize the anticipated impact of both the Year 2000 issue and the WNRO issue upon the Company's products, the Company continues to assess the anticipated impact these issues may have on the performance of its products, and resolve various of its current products' related performance problems. In addition, the Company has adopted a formal Year 2000/GPS Week Number Rollover Policy to:

o Publish Year 2000 and WNRO related product performance information on the Company's public web site

o Respond to individual customer inquiries regarding the anticipated performance of particular Company products

o    Furnish upgrades to customers whose Trimble products are upgradable

o Provide information regarding available product alternatives to customers with noncompliant products

     Assessment of products, resolution of certain products' Year 2000 and WNRO performance problems, and implementation of the Company's Year 2000/GPS Week Number Rollover Policy, are ongoing, and as to many Company products is complete.

     The Company does not anticipate that the Year 2000 and WNRO issues will have a material adverse effect on sales of its products. The Company has incurred and will continue to incur, through 1999 and thereafter, increased expenses associated with Year 2000 and WNRO related product assessment, resolution of certain products' Year 2000 and WNRO performance problems, implementation of the Company's Year 2000/GPS Week Number Rollover Policy, and fulfillment of Year 2000 and WNRO related customer support and warranty obligations, in amounts that management believes has not had and will not have a material adverse effect on the Company's historical or future results of operations or financial condition.

Vendors and Suppliers

     The Company materially relies for its successful operation upon goods and services purchased from certain vendors. If these vendors fail to adequately address the Year 2000 such that their delivery of goods and services to the Company is materially impaired, it could have a material adverse impact on the Company's operations and financial results. The Company is preparing to survey its principal vendors to assess the effect the Year 2000 issue will have on their ability to supply their goods and services without material interruption, and at this time the Company cannot determine or predict the outcome of this effort. Contingency plans will be developed and executed with respect to vendors who will not be Year 2000 ready in a timely manner where such lack of readiness is expected to have a material adverse impact on the Company's operations. However, because the Company cannot be certain that its vendors will be able to supply material goods and services without material interruption, and because the Company cannot be certain that execution of its contingency plans will be capable of implementation or result in a continuous and adequate supply of such goods and services, the Company can give no assurance that these matters will not have a material adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

Customers

     The Company has material relationships with certain customers. If the Company's customers fail to achieve an adequate state of Year 2000 readiness in their own operations, or if their Year 2000 readiness efforts consume significant resources, their ability to purchase the Company's products may be impaired. This could adversely affect demand for the Company's products and, therefore, the Company's future revenues. The Company plans to assess the effect the Year 2000 issue will have on its principal customers, and at this time cannot determine the impact it will have.

Related Costs to the Company

     The Company currently expects that the total cost of Year 2000 remediation efforts, including both incremental spending and redeployed resources, will not exceed $1,000,000. The Company will expense these costs as incurred. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects, and is subject to change as the projects progress. The cost estimate does not include costs associated with its new enterprise information system.

Overall Impact on the Company

     At the present time and subject to the cost estimates above, management does not believe that the Year 2000 and WNRO matters discussed above will have a material adverse impact on the Company's financial condition or overall trends in results of operation. However, it is uncertain to what extent the Company may be affected by such matters and, therefore, there can be no assurance that these matters will not have a material adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

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

     * The Software and Component Technologies business unit differs in nature from most of the Company's markets because volumes are high and margins are relatively low. Software and Component Technologies customers are extremely price sensitive. As costs decrease through technological advances, these advances are typically passed on to the customer. To compete in the Software and Component Technologies market requires high-volume production and manufacturing techniques. Customers expect high quality standards with very low defect rates. Compared to competitors, which have far greater resources in such high-volume manufacturing and associated support activities, the Company is relatively inexperienced.

     The Company's stock price is subject to significant volatility. If revenues and/or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price of the Company's stock.

     The value of the Company's products relies substantially on the Company's technical innovation in fields in which there are many current patent filings. The Company recognizes that as new patents are issued or are brought to the Company's attention by the holders of such patents, it may be necessary for the Company to withdraw products from the market, take a license from such patent holders, or redesign its products. The Company does not believe any of its products currently infringe patents or other proprietary rights of third parties, but cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on the Company's revenues or profitability. (See Note 8 to the Condensed Consolidated Financial Statements - Contingencies:
Other Litigation)

     The Company is continuously evaluating alliances and external investments in technologies related to its business, and has already entered into alliances and made relatively small strategic investments in a number of GPS related technology companies. Acquisitions of companies, divisions of companies, or products and alliances and strategic investments entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale, or other value; (ii) diversion of management's attention; (iii) loss of key employees of acquired operations; and (iv) inability to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on the Company's business, financial condition, and results of operations. No assurances can be given that the Company will not incur problems from current or future alliances, acquisitions, or investments. Furthermore, there can be no assurance that the Company will realize value from any such alliances, acquisitions, or investments.

     Certain risks are inherent in making the types of changes in the senior management of the Company which have occurred during the third fiscal quarter. While the Company intends to name permanent replacements for such positions as soon as practicable, there can be no assurance that such changes in senior management and related uncertainties will not adversely affect the Company's consolidated operating results and financial condition.

     The ability of the Company to maintain its competitive technological position will depend, in a large part, on its ability to attract, motivate and retain highly qualified development and managerial personnel. Competition for qualified employees in the Company's industry is intense, and there can be no assurance that the Company will be able to attract, motivate and retain enough qualified employees necessary for the future continued development of the Company's business and products.

     The Company has certain products that are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all aviation products. Also, the Company's products which use integrated radio communication technology require an end-user to obtain licensing from The Federal Communications Commission (FCC) for frequency band usage. An inability or delay in obtaining such certifications could have an adverse effect on the Company's operating results. The Company's GPS technology is dependent upon the use of radio spectrums. The assignment of the sepctrums is controlled by a world wide organization, the International Telecomunications Union (ITU). Any reallocation of the radio spectrum could have and adverse effect on the Company's operating results.

     The Company's products rely on signals from the GPS Navstar satellite system built and maintained by the U.S. Department of Defense. Navstar satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites have design lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. The array of satellites consists of 24 of which the oldest satellite has been in orbit for 20 years and the youngest satellite has been in orbit for 4 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period of time, or that the policies of the U.S. government for the use of GPS without charge will remain unchanged. However, the 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access and use for the consumer, civilian and commercial use has a solid foundation in law. Because of ever-increasing commercial applications of GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals in the future. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products would have a material adverse effect on the Company's financial results. In 1995, certain European government organizations expressed concern regarding the susceptibility of GPS equipment to intentional or inadvertent signal interference. Such similar concern could translate into reduced demand for GPS products in certain geographic regions in the future.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                                                          Page
    A.   Exhibits                                                        Number


          27.1     Financial Data Schedule for the quarters ended          25
                   October 2, 1998 and September 30, 1997

    B. Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended October 2, 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TRIMBLE NAVIGATION LIMITED
(Registrant)



By:      /s/Mary Ellen Genovese
         Mary Ellen Genovese
         (Vice President Finance, Corporate Controller)



DATE:  November 13, 1998