Form 10-K
period 1999-01-01
TRIMBLE NAVIGATION LTD /CA/
filed 1999-03-29
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended January 1, 1999

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

                                  Common Stock
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $180,915,000 as of March 15, 1999, based upon the closing sale price of the common stock on the Nasdaq Stock Market for that date.

         There were 22,266,475 shares of the registrant's Common Stock issued and outstanding as March 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12 and 13 of Part III incorporate information by reference from the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on June 2, 1999. Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

                                     PART I

Item 1.  Business

General

         Trimble Navigation Limited, a California corporation ("Trimble" or "the Company"), is a leader in designing and developing innovative products enabled by GPS technology. The Company provides end-user and Original Equipment Manufacture solutions for diverse applications including surveying, mapping, marine survey, mining, construction and agriculture, mobile positioning, commercial avionics, military systems, automotive, timing, and geographic information systems. Trimble designs, manufactures and markets electronic products that determine precise geographic location. The Company's principal products, which utilize substantial amounts of proprietary software and firmware, are integrated systems for collecting, analyzing and displaying position data in forms optimized for specific end-user applications.

     * The Company has developed or is developing systems for seismology, machine control, delivery fleets, buses, ships, airplanes, automobiles and cellular infrastructures. Trimble anticipates that additional markets will emerge to make use of the highly accurate position data obtainable from GPS.

Background

         Precise determination of locations both on and above the earth's surface is a fundamental requirement for many human activities. For example, position data is used for navigation on land, sea and air, and to conduct surveys and draw maps. Previous technologies have limited users to simultaneous determination of only two dimensions--latitude and longitude--while altitude and time required separate measurements with different equipment. GPS technology provides users with all of these measurements, using one instrument. GPS is a system of 27 orbiting Navstar satellites established and funded by the U.S. Government. On April 27, 1995, GPS was declared to have achieved Full Operational Capability by the U.S. Air Force Space Command. The U.S. Government intends for GPS to complement or replace many other forms of electronic navigation and position data systems. GPS offers major advantages over previous technologies in precision and accuracy, with worldwide coverage in three dimensions, and does so in addition to providing time and velocity measurement capabilities.

         GPS positioning is based on a triangulation technique that precisely measures distances from three or more Navstar satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver calculates distances from the satellites in view by determining the travel time of the satellites' signals. The receiver then triangulates its position using its known distance from various satellites, and calculates latitude, longitude and altitude. Under normal circumstances, a stand-alone GPS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to within 100 meters, 24 hours a day. When a GPS receiver is coupled with a reference receiver with known precise position, accuracies of less than one centimeter are possible. In addition, GPS provides highly accurate time measurement.

     * The usefulness of GPS is dependent on the number and locations of GPS satellites that are above the horizon at any given time. The current deployment of 27 satellites permits three-dimensional worldwide coverage 24 hours a day. However, reception of GPS signals requires line-of-sight visibility between the Navstar satellites and the receiver, which can be blocked by buildings, hills and dense foliage. For the receiver to collect a sufficient signal, each satellite must be above the horizon, and the receiver must have a line of sight to at least three satellites in order to determine its location in two dimensions-latitude and longitude-and at least four satellites to determine its location in three dimensions-latitude, longitude, and altitude. The accuracy of GPS may also be limited by distortion of GPS signals from ionospheric and other atmospheric conditions, and intentional or inadvertent signal interference or Selective Availability (SA). Selective Availability, which is the largest component of GPS distortion, is controlled by the Department of Defense and is a currently activated, intentional system-wide degradation of stand-alone GPS accuracy from approximately twenty-five to one hundred meters. Selective Availability may be implemented by the U.S. Department of Defense in order to deny hostile forces the highly accurate position, time and velocity information supplied by GPS. In certain military applications, classified devices are utilized to decode the SA degradation and return accuracies to their original levels.

         By using a technique called "differential GPS" involving two or more GPS receivers, accuracies can currently be improved to approximately one to five meters for navigation and one centimeter for survey applications, even with SA activated. This technique compensates for a number of potential measurement distortions, including distortions caused by ionospheric and other atmospheric conditions, as well as distortions intentionally introduced into the satellite data itself, such as SA. Differential GPS involves placing one receiver at a known location and continuously comparing its calculated location with its known location to measure distortions in the signal transmission and errors in the satellite data. At any one time, such distortions and errors are reasonably constant over large areas, so that one or more remote GPS receivers can use these measurements to correct their own position calculations. Measurement corrections can be transmitted either in real time over a suitable communication link such as radio or telephone, or integrated later with accumulated data, as is frequently the practice in survey applications.

         Each of Trimble's GPS products is based on proprietary GPS receivers. Trimble's GPS receivers are capable of tracking all satellites in view and automatically selecting the optimum combination of satellites necessary to provide the most accurate set of measurements possible. Communications and computational modules, such as databases, database management systems, radio and other communication equipment, and various user interfaces, are added to these receivers to create fully integrated application solutions.

         Navstar satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites have design lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. To repair damaged or malfunctioning satellites is not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. However, the 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access for consumer, civilian and commercial use has a solid foundation in law. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products could have a material adverse effect on the Company's financial results. In 1995, certain European government organizations expressed concern regarding the susceptibility of GPS equipment to intentional or inadvertent signal interference. Such concern could translate into reduced demand for GPS products in certain geographic regions in the future.

Business Strategy

         The Company sees GPS as an information utility. In order to exploit the wide range of applications made possible by this information utility, the Company has implemented the following strategies:

     * Targeted Markets. The Company targets a number of specific markets for its GPS products, based on end-user applications. (See Industry Segments below for further discussion of the Company's segments). The Company believes that by adding application-specific features and functionality to its GPS technology, it can deliver value-added products into its targeted markets. To date, the Company has identified markets that it believes represent significant economic opportunities due to the broad range of potential applications for accurate and cost-effective position velocity and time information. The Company also continuously seeks to identify new markets into which GPS products and systems can be introduced. The Company believes that its continued growth will depend in part on its ability to identify and penetrate new markets for GPS applications.

         Differentiated Product Solutions. The Company seeks to establish and sustain leadership in its targeted markets by offering products that are differentiated through software, firmware, customized user interfaces and the Company's service and support. Where feasible, the Company emphasizes application-specific systems that solve specific sets of problems in its markets. The Company believes that a substantial portion of the value of its products is derived from the firmware that is embedded in the product or software provided to enable superior performance. In addition, the Company incorporates other technologies into some of its products, such as communications, computational capabilities and non-GPS positioning technologies in order to optimize product features for its two segments.

         Technology Leverage. The modular design of Trimble's products enables the Company to create and maintain a broad line of products without necessarily repeating development efforts or requiring extensive redesigns for product upgrades. Trimble further believes that its approach of providing many product software features enables the Company to respond quickly to the needs of rapidly evolving markets through software upgrades.

         Multichannel Distribution. The Company seeks direct communication with its customers in order to develop and modify its product designs as necessary to maximize utility and payback to the user. Trimble has built a worldwide sales and service organization of Company employees, distributors and dealers for each major market it addresses. In addition, the Company intends to continue to develop new-and to strengthen existing-alliances and Original Equipment Manufacture relationships with established foreign and domestic companies as part of its strategy to penetrate certain targeted markets. The Company has pursued such alliances with several companies including VDO Car Systems, Pioneer Electronics Corporation, Delco Electronics, Nortel, British Telecom, American Mobile Satellite Corporation, E-systems, PRC Public Sector, Honeywell, and Intel in the Mobile Timing and Technology segment; Caterpillar, Inc., Topcon, and Case Corporation in the Precision Positioning segment.

         Integration with Communication Technologies. GPS technology is increasingly being integrated with wireless communication technologies, offering economic and strategic advantages in areas such as navigation, vehicle fleet management, long-haul trucking, public safety, and real-time applications for mining, surveying, and mapping. Accordingly, the Company is currently devoting research and development efforts to products that integrate the Company's proprietary GPS receivers with wireless communication technologies.

INDUSTRY SEGMENTS

         The Company operates in a single industry segment as a leader in designing and developing innovative products enabled by GPS technology. The Company provides end-user and Original Equipment Manufacture solutions for diverse applications including surveying, mapping, marine survey, mining, construction and agriculture, mobile positioning, commercial avionics, military systems, automotive, timing, and geographic information systems. During 1998, the Company announced that it was discontinuing its participation in General Aviation. The Company sells its products through a direct-sales force located in fifteen countries, as well as through a worldwide network of dealers, distributors and authorized representatives. Research and development activities are conducted at the Company's facilities in Sunnyvale, California, and Christchurch, New Zealand. Manufacturing is performed in Sunnyvale, California and Austin, Texas.

     The Company manages its industry segment within two Business Units: the Precision Positioning Group (PPG) and the Mobile and Timing Technologies (MTT) Group.

         The industry segment is managed in two Business Units to achieve different distribution, marketing, production, and technology strategies. The Precision Positioning Group derives its revenues from GPS-based land surveying, mining, construction and agriculture, geographic information systems mapping, and marine survey markets. The Mobile and Timing Technologies market derives its revenues from GPS-based automotive, timing, mobile positioning technologies, commercial aviation, and military systems markets, and from development of software licenses and other rights for the use of GPS to third parties.

         Although the Company believes that these Business Units have growth potential for sales of GPS products, there can be no assurance that such Business Units will continue to develop, particularly given that GPS-based systems are still in an early stage of adoption in some of these markets. The Company's future growth will depend on the timely development of the industry markets in which the Company currently competes, and on the Company's ability to continue to identify and exploit new markets for its products. Each Business Unit is managed by a group vice president who has responsibility for strategy, marketing, product development and financial performance.

Precision Positioning Group

         The Precision Positioning Group focuses its efforts in markets where the distribution chain uses independent distributors or a direct sales force to sell directly to the end users. The products are system solutions in a high-end, value-added market.

         A key business strategy of PPG is interoperability, which involves the focus on, and development of systems that integrate sensors utilizing a wide variety of technologies and communications with GPS. This interoperability developed by the Company is an extremely important advantage over any of the competition. The emphasis is on providing solutions for applications rather than just GPS technology, and results in a higher real value to the customer. The concept of interoperability applies to electronic and mechanical accommodations of other technologies, together with GPS, to solve a problem. Probably the most important area of interoperability, and often the least recognizable until the integrated solution is put into use, is in the area of data interchange. In the Land Surveying product line for example, the Trimble Survey Controller data collector software and Trimble Survey Office PC software products enable the seamless collection, processing and use of data from Trimble's Real-time Kinematic (RTK) GPS surveying products and conventional (optomechanical) instrument surveys using products of other manufactures.

         The  Precision   Positioning  Group  consists  of  four  product  lines
addressing the following markets: Land Surveying; Marine Surveying; Mapping and GIS Systems; and Mining, Construction and Agriculture.

         Land Surveying. Surveying involves establishing precise points and boundaries for legal, construction and mining purposes. It consists primarily of collecting and processing position information. Surveying accuracy is expected to be within a centimeter. The Company believes that its GPS surveying products substantially reduce the cost, time, and number of people required to survey and process precise position information for a given level of accuracy. Many of the applications which the Company addresses in the surveying market include, control surveying, construction and engineering surveying, topographic surveying, property line surveying and geodetic research. The Company addresses the land surveying market with GPS systems and a recently introduced conventional (optomechanical) surveying instrument with reflectorless technology and application software. GPS does not require line-of-sight between land-based reference points and is unaffected by most adverse weather conditions (as compared to traditional methods such as optical or laser measurements), providing advantages in many survey applications. Reflectorless technology provides the ability to survey in areas where GPS signals are obstructed-for example, tunnels, parking garages, and dense forests, as well as building facades or dam faces that are difficult or dangerous to reach. A key competitive advantage of the land surveying product line is the seamless interchange between GPS and conventional surveying tools and laser range-finders, with full support from the office and field software. Additionally, the land surveying products support two-way data exchange with third-party CAD, design and Geographic Information Systems (GIS) packages.

         For a number of years the Company's GPS surveying products have been one of the first choices for control surveying applications. Control surveying is the precise determination of the location of local geodetic reference points from which further local surveying is based. The Company's GPS surveying systems have reduced the cost of establishing control points, compared to conventional techniques, and have led to programs to remeasure previous geodetic control points to sharply increase precision and eliminate errors. Additionally, GPS has become a standard tool for geodetic research. Research geodesists have found that long baseline precisions using GPS are significantly greater than those obtainable with optical and electronic distance-measuring equipment. This high degree of precision has also created a significant market for GPS in seismic research where earth movements of less than one centimeter can now be measured and monitored. Today GPS is the preferred technology for both control and geodetic surveying.

         The Company's GPS surveying products are also used in large-scale construction projects in which the position of a large number of points needs to be cost-effectively established. The Company's products are particularly efficient for applications in areas where ground-level obstructions to visibility prevent line-of-sight conventional surveying techniques. The Company also supplies route surveying applications, which provide a cost- and time-effective means of precisely locating a large number of points and physical features along routes and rights-of-way, such as roads, pipelines and telephone and power lines.

         Real-time Kinematic GPS surveying has made GPS surveying instrumentation a successful alternative to conventional surveying instruments for a wide variety of applications. Today, a significant portion of the land survey business is for applications where conventional instruments could have been used. This is possible through the use of Real-time Kinematic GPS surveying. The Company was the first to introduce RTK GPS in 1993. RTK GPS involves the computation of precise positions in real time, instead of postprocessing the observed data. Vectors are computed between a precisely known fixed base station and one or more roving GPS surveying systems. This is done by transmitting information from the base station to the rovers, using a radio link. These rovers use the information to calculate a precise position. The data collector software converts the position from the World Geodetic System 1984 (WGS-84, the worldwide coordinate system used by GPS) to the local coordinate system used for the area of the survey work. This enables the productive use of RTK GPS surveying systems by a single surveyor on foot, for construction layout, topographic mapping, and demarcation and division of large tracts of land.

         In 1998 the Company introduced the TTS 500 optical total station with reflectorless technology as an extension and complementary tool to GPS. A significant competitive advantage of the TTS 500 is the reflectorless technology, which allows for the use of non cooperative target technology. Traditional conventional surveying instruments require a prism target for making distance measurements in order to precisely survey a site. Reflectorless technology allows the user to point the telescope of the TTS 500 at virtually any target within a 250-meter range to make millimeter level distance measurements.

         In the surveying market, the Company faces on going competition from other GPS vendors, such as Ashtech, Inc. (now part of Magellan via Orbital Sciences Corp) and NovAtel Inc. The Company also faces competition from vendors of traditional optical surveying products, such as Carl Zeiss; Leica AG; Sokkia Company, Ltd.; Spectra Precision; and Topcon Corporation. All have entered the GPS surveying market and are introducing GPS products of their own.

         Marine Surveying. Marine surveying is focused on precise, dynamic positioning, and precise navigation in marine environments. The applications cover offshore oil exploration, hydrographic surveys, environmental surveys, marine construction, cable and pipe laying, dredging, barge positioning and many others. The Company provides complete solutions that utilize its GPS sensors and extensive software product capabilities, often in conjunction with other equipment, for many of these applications. Trimble's marine surveying activities also include the design and marketing of Differential GPS (DGPS) systems, which include reference stations, integrity monitors and control stations, used to establish and monitor the integrity of DGPS and RTK broadcasts.

         In marine surveying and marine construction applications, the Company faces competition from CSI, Sercel, Leica, Ashtech, Inc. (now part of Magellan via Orbital Sciences Corp) and Coastal Engineering.

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

         Currently, large-scale accurate mapping is usually accomplished by photogrammetric analysis of aerial photographs, a complex and expensive technique. The Company supplies the mapping market with products enabling the user to capture position data while in aircraft, or traversing terrain on foot or in a vehicle. The Company is also developing additional products for the mapping market. The Company believes that these products can lower the cost of position and attribute data collection.

         GIS databases are used by federal, state, county, and city governments and by utility companies for a variety of applications requiring accurate information on the location of natural resources and municipal infrastructure, such as utilities and transport networks. Currently, building such a database requires time-consuming compilation of data from numerous existing maps and digitized photographs, as well as costly physical surveys. The Company's products, used in connection with commercially available databases, have the potential to substantially reduce the cost of constructing GIS databases, and increasing their accuracy.

         In the mapping market, the Company faces competition from Ashtech, Inc. (now part of Magellan via Orbital Sciences Corp); NovAtel Inc.; CMT, Inc.; Garmin Corporation; Magellan Corporation (a subsidiary of Orbital Sciences Corporation); Motorola, Inc.; Sokkia Company, Ltd.; Topcon Corporation; and others. Competition in the mapping market has increased as competitors have introduced new products.

         Mining, Construction & Agriculture. Trimble's GPS receivers and data communications products are used on machine-type vehicles to provide real-time positioning and other key information for the vehicle operator. This information may be displayed on digital readouts or graphic displays and may be integrated with other on board electronic information systems to guide and to indicate machine position and performance in an easily understood manner. As the availability of highly accurate, cost-effective and robust real-time GPS solutions has increased, numerous potential machine guidance and control applications have been identified. Among the emerging applications on large, mobile field machines are precision farming equipment, mining equipment, construction machinery and aerial spraying.

         Guidance and control of large, mobile field machines has traditionally been done by the machine operator without the aid of advanced navigation and positioning technology. Lasers have been used for some applications on a limited, though increasing, basis. These traditional techniques have frequently proven less than optimal because they are limited to positioning in elevation, or have complex methods for horizontal guidance. Lasers, for example, provide good vertical height information but are not inherently well-suited to three-dimensional position information and rely on line-of-sight to function effectively. Because field machinery is very expensive to own and operate, maximizing efficiency is paramount, and even small productivity gains can have significant economic returns. GPS has the potential to provide accurate and robust positioning information. When this information is used in conjunction with other critical information about the materials being worked on, such as location of target ores, overall operational efficiency can increase.

         Trimble's products, including sensors and systems, are marketed to Original Equipment Manufacturers (OEMs), systems integrators, and directly to end-users. Because some mobile machine markets are dominated by a relatively small number of OEMs, success can be influenced by the ability to maintain favorable relationships with selected OEMs. Currently, Trimble has established a relationship with some of these OEMs, including Caterpillar Inc. and Case Corporation.

     * Since the applicability of GPS for these types of applications is still new, its use and subsequent benefits are not yet widely understood or adopted. The Company must, therefore, devote significant efforts to educating the market as to the advantages of GPS in these applications. This can result in a delay in market development.

         The Company faces competition from traditional GPS manufacturers such as Ashtech, Inc. (now part of Magellan via Orbital Sciences Corp), Leica AG, and NovAtel Inc., Topcon, Spectra Precision, as well as from established, laser-based integrated system providers.

Mobile and Timing Technologies

         The Mobile and Timing Technologies Group focuses its efforts in markets where the majority of its products are sold directly to OEMs or system integrators. The products are designed to support system solutions in high-volume applications. In some instances the Business Unit's products are in the form of software licenses and other rights for the use of GPS by third parties. This Business Unit focuses on five product lines: automotive, timing, mobile positioning, air transport systems, and military aerospace systems.

         Automotive. The Company's Automotive market has built a leadership position in the worldwide market for embedded GPS products. Already in its seventh-generation design, MTT offers products that provide full-function, high-performance embedded GPS engines for systems integrators. The extensive range of GPS products is used in such diverse applications as car navigation, vehicle and high-value cargo tracking, precision agriculture, and mobile computing.

         Trimble's Automotive market has a reputation for providing high-performance products, high-level technical support, and custom product engineering. Trimble continues to maintain leadership in the embedded GPS board market for tracking applications, thus securing a strong position through partnerships with key customers. In the tracking market, new applications such as safety, loss prevention, and emergency assistance systems continue to emerge as a result of the increased availability of smaller-size and lower-power boards. Trimble's MTT business unit provides key technology for these applications. Competitors are Motorola, Inc.; Japan Radio Corporation; Rockwell International Corporation; and others.

         Trimble supplies GPS boards, chipsets, and licenses technology to some of the leading automotive electronics suppliers, including Philips Car Systems, Pioneer Electronics, Magneti Marelli, VDO Car Communication (a division of the Mannesmann Group), and Blaupunkt (a wholly owned subsidiary of Robert Bosch
GMBH). Trimble is also part of the reference design for Intel's initiative to develop in-car Pentium processor-based computing, and Microsoft's Auto PC platform.

         Timing. The growth and expansion of data and wireless communication networks have increased the need for GPS timing products. Trimble's MTT market provides technically advanced timing products to major infrastructure providers who require reliable, precise synchronization of wireless network infrastructure in this market, such as Nortel and other system integrators. By accessing the cesium clocks on board the GPS satellites, a GPS receiver can provide atomic clock accuracy at a fraction of the cost of traditional methods involving the use of rubidium. Such timing products range from smart antennas and a GPS receiver combined with an antenna in one enclosure, to a time and frequency output device.

         In the Timing market, the Company faces competition from Hewlett Packard; Datum; Odetics; and others. Trimble remains the cost and performance leader in this market.

         Mobile Positioning. The Company is an established leader in providing tracking and communications products in the public safety, long-haul trucking, and fleet management. These products typically include GPS, combined with conventional radios, cellular, or satellite communications and application software for use in the vehicles and at a base station. The Company's software generally addresses the need for map displays, communications control, vehicle monitoring, and messaging. These products are used in a variety of fleets, such as transit buses, police cars, fire trucks, ambulances, trucking, and ships. In some instances, the Company provides additional services such as training, installation, custom features, and program management. More recently, the Company has introduced similar products for trunked radio and cellular communications-products that are addressing productivity and security needs in the commercial fleet markets.

         In some instances, Mobile Positioning markets its products directly to end-users, but the large majority of its products are sold through resellers. Direct sales to end-users are focused on opportunities in which the Company's standard products closely match the customer's requirements. Public sector sales often require significant customization, and the Company uses integrator partners such as E-Systems, IBM, and Motorola to interface directly with the end-user. Other tracking and communication products are sold through OEM integrators and value-added resellers, some of whom address the international market.

         The public sector customers are highly dependent on government funding for fleet modernization. Capital equipment funding for U.S. public transit operators comes primarily from congressional appropriations under the Intermodal Surface Transportation Efficiency Act. Public safety organizations depend largely on local government funding. Failure of the funding authorities to appropriate funds for these purposes could have substantial impact on the Company's future revenue.

     * Because the availability of GPS is still new, its use and subsequent benefits have not been understood by the broad vehicle tracking market. The Company must therefore devote considerable resources to communicating these GPS benefits and to educating the market. This market education requirement could result in a delay in market development and growth.

         Air Transport Systems. The Company believes that GPS has significant advantages in terms of accuracy and coverage over current primary and supplemental systems for air transportation. During 1994, the U.S. Government issued statements to the International Civil Aviation Organization (ICAO) guaranteeing the GPS signal for a minimum of 10 years. In addition, GPS technology faces competition from more mature and established technologies that are currently in widespread use and have in place the infrastructure required for administering these systems.

         The Company has recognized the potential of GPS for aviation and, in addition to airborne navigation and flight management units, is also pursuing GPS technology in flight trajectory truth systems, tracking systems, sensors and other aviation applications. During 1995, the Company began an alliance with Honeywell Incorporated, a major supplier of aviation equipment, to produce GPS-based equipment for the commercial air transport market.

         During 1994, the Federal Aviation Administration (FAA) adopted a policy establishing GPS as the future standard for aviation navigation, and initiated the Wide Area Augmented System (WAAS) program to allow the use of GPS for primary navigation and precision approaches by 1998. This followed the December 1992 FAA publication of certification procedures that allow the use of GPS as a supplemental source of navigation information for aircraft operating under Instrument Flight Rules (IFR). In 1995, the FAA published procedures for approving GPS as a primary means of navigation for oceanic flights.

         The Company was the first to certify its equipment under the regulations as discussed above. The Company also has certified equipment that is used in conjunction with other FAA certified navigation systems incorporating Omega and LORAN-C capabilities. Currently, the Company believes it has received FAA Certification for the Technical Standard Order C-129, covering more products than any competitor.

     * Currently, the primary FAA-required navigation system is the VOR/DME system, a ground-based transmitter network. The Company believes GPS has the potential to replace VOR/DME as the primary FAA and ICAO-required navigation system. The range for VOR/DME is limited to fifty to one hundred fifty miles, line of sight from a transmitter. This leaves large areas of the world uncovered, including significant portions of the airspace within the United States. Though VOR/DME accuracy is adequate for two-dimensional navigation, GPS provides even greater accuracy while also providing precise timing information.

         Competition in the Air Transport Systems market comes from manufacturers of GPS products, as well as traditional navigation and flight management system manufacturers. Competing manufacturers of GPS products include Rockwell Collins, AlliedSignal Aerospace (through its Electronics & Avionics Systems Division), Universal Navigation Corporation, Canadian Marconi Company (a subsidiary of the General Electric Company plc), Northstar Avionics (a subsidiary of Canadian Marconi), and IIMorrow, Inc. (a division of United Parcel Service of America, Inc.). Traditional navigation and flight management system manufacturers include Honeywell Incorporated, AlliedSignal Aerospace (through its Air Transport Avionics Division) and Smiths Industries. Competition in the flight trajectory truth system is from Ashtech, Inc. (now part of Magellan via Orbital Sciences Corp), and in the tracking system from ARNAV.

         Military Aerospace Systems. The Company has been developing GPS receivers for military applications since 1986. Its approach to the market has been as a commercial manufacturer of GPS electronics, modified and enhanced for military use. The Military Aerospace industry market designs and manufactures GPS equipment capable of utilizing the civilian C/A code, as well as the P(Y) code reserved for users authorized by the United States Department of Defense. These Precise Positioning Service receivers provide authorized users with GPS equipment that removes the effects of Selective Availability (allowing higher accuracy), and includes anti-spoofing protection and additional immunity from jamming signals. The Company sells equipment to the United States Department of Defense, aerospace prime contractors, and foreign military organizations.

         Applications of GPS in military markets include ground vehicles, handheld units, military aircraft, missiles, unmanned air vehicles, and navy vessels. Military GPS equipment efficiently provides accurate position, velocity, and timing information to and from battlefield management systems that coordinate and control the deployment of equipment and personnel.

         The Company's Military and Advanced Systems strategy is to build on its advanced position in GPS technology as the foundation for developing partnerships with major military manufacturers and to offer complete airborne and ground-based time-and-positioning solutions for military and aerospace applications. In these markets, Trimble competes, partners, and subcontracts with a number of companies, some of which have substantially greater financial and marketing resources, as well as substantial experience and resources devoted to military sales. Interstate Electronics (subsidiary of Figgie International), Magnavox (subsidiary of Hughes), Raytheon, Litton Industries, and Rockwell
International Corp., as well as a number of European companies, manufacture products that are competitive with the Company's military products.

     * Military sales are subject to various uncertainties, including the timing and availability of funding for U.S. and foreign military contracts, and the competitive nature of government contracting in general. There can be no assurance that the Company will be awarded future U.S. military contracts. In addition, the U.S. government retains the right to impose restrictions on the sale of GPS products to foreign military organizations at any time.

Discontinued Market - General Aviation

         On October 2, 1998, the Company adopted a plan to discontinue its General Aviation division. The decision to discontinue the General Aviation division was one of the strategies focused on by the Company to return the business to profitability. Accordingly, the General Aviation division is being reported as a discontinued operation for all periods presented in these financial statements. Net assets of the discontinued operation at October 2, 1998, were written off and consisted primarily of inventory, property, plant and equipment, and intangible assets.

         The Company plans to dispose of the discontinued operations through a closure of the division. The assets of Terra Corporation, which were acquired in 1996 by Trimble, are included in the discontinued operation.

Business Unit Products

         The following is a list of the Company's principal products, organized by its business units:

Precision Positioning Group

Land Surveying Products

         4000 Series. Historically one of the Company's most successful product lines, the 4000 series GPS receivers and their associated GPS antennas are instruments that provide position information with precisions as good as 5mm. The Company offers survey grade 4000 series GPS receivers that use the L1 frequency (i.e., single frequency receivers) and both the L1 and L2 frequencies (i.e., dual frequency receivers) broadcast by the Navstar satellites. Dual frequency receivers offer users greater productivity and better accuracy, especially over longer distances. The 4000 GPS receiver is available in two configurations for high-end control and geodetic research applications. The products differ from one another in the specific functions that they provide the user. The systems can be used in either a real-time mode (positions are generated virtually instantaneously) or in a postprocessing mode (raw satellite data are collected and stored for subsequent processing on a computer, utilizing specialized software).

         GPS Total Station. In 1994, Trimble introduced the GPS Total Station surveying system. This complete surveying system consists of two or more survey grade GPS receivers, GPS antennas, radio modems for transmitting data between the GPS receivers, a TSC1 data collector running Trimble Survey Controller software for managing the real-time GPS survey and storing data, plus office processing software. One receiver is used as a base station and the other as a "rover" that the user carries around in order to survey individual points. The system incorporates advanced features that make Real-time Kinematic GPS surveying practical as an everyday surveying technique. The GPS Total Station 4800, introduced in 1997, is a highly compact system that integrates all of its rover components onto a single lightweight pole, thereby eliminating the need for a backpack and any cables strung between the surveyor and the survey pole. The GPS Total Station 4700, introduced in 1998, is a small, lightweight, modular system with integrated radio and separated GPS and radio antenna, that offers logistical advantages over the fully integrated GPS Total Station 4800. The GPS Total Station 4700 and 4800 are fully compatible, and customers often mix the systems for complete versatility in the field. The system's advanced handheld data collector, the TSC1, is designed and manufactured by the Company.

         TTS 500 Total Station. In 1998, Trimble introduced the TTS 500 as an extension to the GPS Total Station. The revolutionary TTS 500 total station consists of a single optomechanical surveying instrument with reflectorless technology and software. Unlike traditional surveying instruments, which require a target, the TTS 500 utilizes reflectorless technology to make millimeter measurements off non-cooperative targets. This extends the user's ability to survey in areas where GPS signals are obstructed, or in locations that are difficult or dangerous to reach. As with the GPS Total Station, the reflectorless technology means a single user can survey. Reflectorless technology removes the need for a second person to hold the prism target that is required by traditional conventional surveying instruments. In the field, users can seamlessly interchange between the TTS 500 and the GPS Total Station 4700 or 4800, using the TSC1 data collector running Trimble Survey Controller software.

         GPSurvey, Trimble Survey Office and Trimble Survey Controller. GPSurvey and Trimble Survey Office are PC-based office software suites that provide surveyors with the tools they need for project planning and processing of their GPS surveying projects. GPSurvey postprocesses data collected in the field and provides the user with finished data sets and reports. GPSurvey also includes network adjustment capabilities. Trimble Survey Office manages data collected by real-time GPS and conventional optical survey methods, and reduces the data into finished data sets. Both Trimble Survey Office and GPSurvey provide the functionality to export data to third-party CAD, design, and GIS packages. The Trimble Survey Office software also imports and converts design data from design packages into a suitable format for transfer to Trimble Survey Controller software running on the TSC1. This data is used for construction and road stakeout. Trimble Survey Controller software runs on the TSC1 data collector and is used to control and manage survey and stakeout tasks in the field. All of these products are sold as part of the land survey product systems. The TSC1 with Trimble Survey Controller is also available as a controller for conventional surveying instruments from leading manufacturers.

         TRIMTALK and TRIMMARK Radios. These radio modems are used for real-time GPS applications. They provide broadcast and receive functions for VHF, UHF and 900 MHz spread spectrum data transmission, and they operate at baud rates sufficient to carry the data needed for real-time GPS survey applications. These products are sold as part of survey product systems.

Marine Surveying Products

         NT300D. This product combines the graphics display and navigation features of a marine GPS receiver with the sub-meter positioning accuracy and performance of a marine survey grade DGPS receiver. The unit features 12 GPS channels and 2 MSK channels for reception of DGPS correction data from Marine Radiobeacons. The NT300D is ideal for many marine surveying applications, providing-in one product-the ability to both navigate and position.

         MS750.  This  product  brings the  latest in  Real-time  Kinematic  GPS
technology   to  the   marine   environment.   With  the  fast,   reliable   OTF
initializations and rapid position updates, the product is ideally suited for the control and docking of high-speed ferries and the positioning of large marine structures, such as bridge spans for marine construction.

         4000RSi/DSi. The 4000 series products provide sub-meter accuracy and are suited to marine survey applications that do not require the performance of the MS750 series products. The 4000 series GPS sensors address a broad segment of the marine survey market, and provide customers with a choice of price and performance in GPS sensors. The 4000 series products also integrate well with total solutions, such as Hydro and Target: Structures products, discussed below.

         DSM. These products are combined MSK beacon and differential GPS sensors and reference stations targeted mainly to value-added resellers. They provide sub-meter GPS data in the form of a "black box." The DSM allows for comprehensive custom solutions developed by third parties.

         Hydro. This line of software programs provides total solutions for many marine survey applications. It provides the capability to integrate the best of Trimble designed and built GPS sensors with additional equipment, such as depth sounders, to provide customers with highly customizable solutions to a wide range of marine survey and construction challenges. The newest program in this line is HydroPro, which is a Windows 95 and Windows NT software suite.

         Target: Structures. This Windows and Windows NT based program provides for precise positioning of large mobile offshore structures or platforms. Utilizing real-time GPS receivers such as the MS750, this innovative software enables barge and crane operators to efficiently and safely guide large structures to any target location for marine construction.

         Beacon Control System. The 4000 series products form the hardware basis of Trimble's DGPS MSK Reference Station and Integrity Monitoring offerings, which comply with internationally accepted Radio Technical Committee Marine
(RTCM) standards for broadcast on radio beacon frequencies. Trimble equipment is in use in more than 30 countries, broadcasting DGPS corrections and monitoring their integrity. The Beacon Control Software is a Windows-based program that is often provided as part of the complete system. The software allows complete control of all hardware components, providing updates and status information.

Mapping and GIS Products

         Geoexplorer II. The GeoExplorer II is a self-contained handheld system providing a few meters of accuracy for mapping and GPS/GIS data collection at a reduced cost.

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

         Pathfinder Office. The GPS positions and descriptive information collected by each of these systems are downloaded to a personal computer using Trimble's Pathfinder Office software, where the information can be processed, edited, and plotted-or output into standard GIS, CAD and database formats.

         Pathfinder Card. The GPS Pathfinder Card is a GPS receiver, in an industry-standard PC Card format, that is capable of collecting data with an accuracy of 1 to 3 meters.

         Pathfinder Tools Software Development Kit. Trimble's Pathfinder Tools SDK is a powerful software development kit (SDK) designed to integrate Trimble GPS receivers with custom mapping and GIS applications. It includes an extensive library of software components, including ActiveX controls and programmable automation objects that can be integrated using standard development languages such as Microsoft Visual Basic and Visual C++.

Mining, Construction & Agriculture Products

         MS750. The rugged MS750 is designed specifically for dynamic machine guidance and control applications. Centimeter-level position updates are computed twenty times per second, ensuring the response and accuracy necessary for precise dynamic applications on moving equipment.

         Eurocard DSM. The Eurocard DSM is based on Trimble's advanced low-power, low-noise, high-accuracy chip technology. Advanced carrier-aided filtering techniques applied to exceptionally low-noise C/A code measurements are used to generate real-time, sub-meter differential (DGPS) positions at a maximum rate of 10 Hz, even under challenging conditions.

         BenchGuide. The Trimble BenchGuide system provides mining machine operators with precision GPS-based guidance in locating correct bench or terrain elevations without using survey stakes. It can be used with Trimble radio modems, and it provides accurate, low-latency GPS positions in a local coordinate system. BenchGuide provides numerous benefits over traditional bench elevation systems. It is maintenance-free and operates in bad weather or under dusty conditions that limit the range of other systems.

         TRIMCOMM 900. The rugged TRIMCOMM 900 is a high-speed data radio link for real-time differential and Real-time Kinematic GPS solutions, and is ideal for machine guidance applications. It provides a versatile means of establishing a wireless broadcast network, supporting up to four repeaters for extended coverage. A dual port TRIMCOMM 900 makes it possible to maintain two-way communications throughout the coverage area, allowing real-time machine position and office design information updates.

         TrimFlight. TrimFlight is a sub-meter guidance, logging, and mapping system for aircraft that provides assurance of proper application of farm chemicals when used in crop spraying. TrimFlight eliminates the need for human flaggers, and it generates reports and maps providing flight information and the exact location of application. TrimFlight's computer interface allows for integration to other applications, such as photogrammetry and remote sensing. TrimFlight data is compatible with most major GIS software packages.

         AgGPS 122. The AgGPS 122 is a combined MSK beacon and  differential GPS
receiver  for  sub-meter  agricultural  positioning  applications.   The  system
integrates with other devices such as harvest yield monitors.

         AgGPS 132. The AgGPS 132 is a combined MSK beacon and differential GPS receiver plus an L-band satellite differential receiver, all in one system. The system integrates with other devices, such as harvest yield monitors, and can provide sub-meter positions that can be output to yield monitors, variable-rate planters, application controllers and field computers. A Parallel Swathing Option further enhances productivity, especially in low-visibility conditions, and reduces operator fatigue.

Mobile and Timing Technologies Products

Automotive Products

         ACE II GPS Module. The newest miniature board product is the ACE II GPS Module. This powerful 8-channel architecture, with the popular Core Module form factor, is designed for applications requiring high performance at low cost. ACE II GPS delivers fast GPS signal acquisition and low power consumption, making it ideal for mobile and battery-powered applications.

         Lassen-SK8. The Lassen-SK8 board, based on the Sierra GPS technology, is used in the automotive and embedded markets. Just two-thirds the size of a business card, this miniature 8-channel GPS board provides high performance, fast acquisition and reacquisition time, low power consumption and two-meter accuracy.

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

Mobile Positioning Products

         The Company offers a line of products designed to meet many of the needs of customers who need to monitor and track mobile assets using wireless communications. These products include GPS receivers, and GPS receivers integrated with other technologies such as dead reckoning, industry-specific applications processors, mobile radio modems, cellular telephones, satellite communications, mobile data terminals, communications control software, and automatic vehicle location (AVL) display software.

         MTT Antennas. Trimble offers a variety of miniature GPS antennas for mobile or vehicle applications. These antennas include the Miniature GPS Antenna, a compact, active micropatch antenna with a 5-meter cable and magnetic mount; the Hard-mount Antenna, a compact, hard mount, active micropatch antenna with single-hole 0.75" threaded mount and TNC connector; and the Rooftop Antenna, consisting of the Bullet II HE antenna with 23-meter cable and SMB adapter. These antennas are widely used for vehicle tracking, car navigation systems, and harsh timing environments.

         MTT Starter Kits. Trimble offers Starter Kits for developers who want to evaluate and integrate GPS receivers and antennas. The kits contain all components required to evaluate the receiver's features and to begin integration into the user's application. Generally, a starter kit will include a GPS receiver, a GPS antenna, documentation, and required cables and software.

         GPS Receivers. The Company's product line includes the Placer 450 family (receivers configurable for fleet tracking applications) and the Placer 455 a GPS receiver integrated with a gyroscope and an odometer interface for precise position information.

         Integrated GPS and Cellular Phone Products. The Company offers a line of GPS/cellular products known as GPS Cellular Messenger, targeted at high-value cargo security, driver compliance, and fleet asset management applications.

         Public Sector Services. In some public safety sectors, the Company provides certain services including training, equipment installations, integration of third-party radios, and computers and program management. Also, the Company provides AVL subsystems, consisting of in-vehicle hardware and base station communications and display software.

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

Timing Products

         MTT Timing Products. The newest generation of GPS synchronization devices is the Company's Thunderbolt GPS disciplined clock. This clock combines an 8-channel GPS receiver, control circuitry and a high-quality ovenized oscillator on a single board. This level of integration provides superior performance to precise timing applications, such as CDMA wireless infrastructure, Enhanced 911 (E911) positioning, and wireless local loop.

         Smart Antennas. Trimble's family of smart antennas includes Palisade and AcutimeII. Smart antennas combine a GPS receiver and an antenna in one package. They provide OEMs and system integrators with a "plug-in" GPS module, allowing them to quickly and easily add GPS capability to their product lines. AcutimeII offers integrators a stand-alone GPS time source with one microsecond-level accuracy at a fraction of the cost of other time sources with similar performance. Palisade, based on Trimble's Sierra GPS technology, is an 8-channel receiver designed to provide accurate synchronization for wireless voice and data networks.

Commercial Air Transport Products

         Trimble 8100. This product family is an IFR-certified C129-A1 aviation navigation system and provides GPS position, velocity and course data, plus flight management information for the business, commercial and air transport markets. It incorporates an electronically replaceable navigation database. The system is capable of extensive interface with other compatible aircraft systems to drive flight and other instruments. The Trimble 8100 is approved for Primary Oceanic Navigation and nonprecision IFR Approaches.

         Honeywell/Trimble HT9100/HT9000. These products are developed and marketed in partnership with Honeywell Incorporated and are true GPS FMS systems, that enable air transport customers to upgrade existing analog air transport and commercial aircraft to modern GPS navigation. Used by many of the world's leading airlines, these products are in continuous service around the world on a daily basis. The HT9100 is uniquely capable of interfacing to both analog and digital Flight Instruments and Autopilot Systems. The system also meets the requirement of TSO C-129 for GPS Navigation, as well as, Oceanic and Remote Primary Means Operations to FAA notice 8110.60.

Military Aerospace Systems Products

         ForceTM GPS Module Series. The Force series of GPS modules has been developed for embedded integration into high-performance land, sea, aircraft and missile applications. A variety of standard and custom form factors are available, including VME and SEM. Both Standard Positioning Service (SPS) and Precise Positioning Service (PPS) models are available, with the PPS models correcting for Selective Availability (SA) and using Anti-Spoof (A-S) augmented with Receiver Autonomous Integrity Monitoring (RAIM) to protect against satellite or system anomalies and signal spoofing. The newest models in this family are designed in accordance with the GPS Joint Program Office (GPS JPO) GPS Receiver Application Module (GRAM) Guidelines for military avionics platforms.

         TA-1. This 12-channel, all-in-view, Precise Positioning Service (PPS) receiver is currently under review by the Federal Aviation Administration for certification under FAA TSO C-129a. It has state-of-the-art technology and shares a common architecture with other Trimble GPS PPS receivers. The TA-12 receiver was designed and developed for military and commercial aviation applications requiring a robust GPS receiver for integration with existing or new Flight Management Systems that required IFR certified operations and/or GPS capabilities.

         Cargo Utility GPS Receiver (CUGR). Introduced in 1997, this product is a Dzus-mount (P)Y GPS navigational system for worldwide military aviation operations. It provides U.S. military helicopter pilots Precise Positioning Service GPS navigation capabilities, and meets the performance standards for Instrument Flight Rules for en route, terminal and non-precision approach phases of flight.

         TRIMPACK and Centurion. These are portable, ruggedized, handheld GPS products that are approximately the size of a pair of binoculars (120 cubic inches). Position information is displayed on a four-line, 20 character-per-line, backlit LCD screen. Troops deployed in Operation Desert Storm used TRIMPACK units to determine their location in the featureless desert. The Centurion is an upgraded PPS receiver that provides full Selective Availability and Anti-Spoof performance.

         TANS Series. The Trimble Advanced Navigation System (TANS) series of products includes a ruggedized sensor consisting of the basic GPS receiver, an antenna, and a digital interface to transmit GPS information to various other devices; a further ruggedized version with enhanced tolerance for vibration; and a version that is upgradable to PPS. The TANS series has been sold primarily to the military as a remote mounted GPS navigation sensor and for vehicles piloted from a remote station.

Sales and Marketing

         The Company currently has nine regional sales offices in the United States and six in Europe, as well as offices in Australia, Canada, China, Japan, Mexico, New Zealand, Russia and Singapore. The Company has substantial variation in the needs of its sales and distribution channels, which are rapidly changing.

         Domestic. The Company sells its products in the United States primarily through dealers, distributors and authorized representatives, supplemented and supported by the Company's direct sales force. The Company has also pursued alliances and OEM relationships with established foreign and domestic companies to assist it in penetrating certain markets.

         International. Trimble markets to end-users through a network of more than 100 dealers and distributors in more than 85 countries. Distributors carry one or more product lines and are generally limited to selling either in one country or in a portion of a country. Trimble occasionally grants exclusive rights to market certain products within specified countries.

         Sales to unaffiliated customers in foreign locations represented approximately 46%, 46%, and 47% of Trimble's total revenue in fiscal years 1998, 1997 and 1996, respectively. Sales to unaffiliated customers in Europe represented 25%, 22%, and 21% of net revenue in such periods, and sales to unaffiliated customers in the Far East represented 13%, 15%, and 19% of total revenue in such periods, respectively.

         Support. The Company's general terms and conditions for sale of its products include a one-year warranty. Air Transport products, however, are generally sold with a basic three year warranty period with an additional two year warranty sold with some units, while select military programs may require extended warranty periods. The Company supports its products on a board replacement level from locations in the United Kingdom, Singapore, Japan, and New Zealand, as well as Sunnyvale, California. The Company's dealers and distributors also provide factory-trained third-party maintenance, including warranty and nonwarranty repairs. The Company reimburses dealers and distributors for all authorized warranty repairs they perform. The Company does not derive a significant portion of its revenues from support activities.

Competition

     * In the markets currently being addressed by the Company, competition is intense. Within each of its markets, the Company has encountered direct competition from both foreign and domestic GPS suppliers, and expects that competition will continue to intensify. Indirect competition is also beginning to emerge, particularly from semiconductor and consumer electronic manufacturers that are anticipating the emergence of high-volume consumer-orientated GPS applications. Specific competitors in each of the markets the Company currently addresses are mentioned in the section "Industry Segments." Due to competitive pressure, prices of certain of the Company's products have declined substantially since their introduction, and increased competition is likely to result in further price reduction and loss of market share, which could adversely affect the Company's net revenue.

         A number of these markets are also served primarily by non-GPS technologies, many of which are currently more accepted and less expensive than GPS-based systems. The success of GPS-based systems against these competing technologies depends in part on whether GPS systems can offer significant improvements in productivity, accuracy, and reliability in a cost-effective manner, as well as continued market education about such products.

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

     * The Company believes that its ability to compete successfully in the future against existing and additional competitors will depend largely on its ability to provide systems and products having significantly differentiated features and improved cost-benefit ratios over those provided by competitors. There can be no assurances that the Company will be able to implement this strategy successfully, or that the Company's competitors, many of whom have substantially greater resources than the Company, will not apply those resources to compete successfully against the Company on the basis of systems and product features as well as cost-benefit ratios of their products.

Research and Development

         The Company's leadership position in commercial GPS technology is the result, in large part, of its strong commitment to research and development. The Company invests heavily in developing GPS technology, including the design of proprietary software and integrated circuits for GPS receivers. Moreover, Trimble develops substantial systems expertise and user interfaces for a variety of applications. Below is a table of Trimble's expenditures on research and development over the last three years.

                              January 1,        January 2,      December 31,
Years ended                      1999              1998             1996
------------------------------------------------------------------------------
(In thousands)

Research and development         $ 44,826          $ 37,097          $ 32,716


         Often a new product is developed initially for an individual customer who is willing to purchase development-stage products. The Company has used feedback from such initial customers as a primary source of information in designing and refining its products-and in defining, with greater precision, customer needs in emerging market areas. During 1996, the Company established an advanced technology laboratory where it devotes a portion of its corporate research and development expenditures to advance core GPS technology and its integration into synergistic technologies such as communications, sensors, and computing technologies. These technological advances are sometimes supported financially through strategic alliances and partnerships.

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

     The Company's manufacturing operations consist primarily of assembly and testing of products, material and procurement management, quality assurance and manufacturing engineering. The Company operates surface mount technolgy (SMT) assembly equipment in its manufacturing facility.

     The Company maintains quality control procedures for its products, including testing during design, prototype, and pilot stages of production, inspection of incoming raw materials and subassemblies, and testing of finished products using automated test equipment in strife chambers.

     The Company has historically manufactured its products in relatively small quantities. However, the Company must successfully transition to higher volume manufacturing. The Company is currently negotiating to commence contract manufacturing with respect to certain of its products.

     The Company takes a modular and upgradable approach to its products, building around a common core of GPS receivers with customized software and hardware systems to analyze and present position data. The Company's core receiver technology has evolved since the development of its first GPS receiver product in 1984, as the Company has worked to reduce the size, weight, power consumption and cost of the basic GPS receiver. In this process, the Company has designed its own semi-custom, single-chip GPS processor. When possible, though, the Company attempts to utilize standard parts and components, including RAM and ROM devices that are available from multiple vendors.

Backlog

         The Company believes that due to the volume of products delivered from shelf inventories and the shortening of product delivery schedules, backlog is not a meaningful indicator of future business prospects. Therefore, the Company believes that backlog information is not material to an understanding of its business.

Patents, Trademarks, and Licenses

         The Company currently holds 215 U.S. patents and 18 related foreign patents that expire at various dates no earlier than 2005. It also has over 180 U.S. and foreign patent applications pending. The Company currently licenses certain peripheral aspects of its technology from Spectrum Information Technologies and GeoResearch.

         Although the Company believes that its patents and trademarks may have value, there can be no assurance that those patents and trademarks, or any additional patents and trademarks that may be obtained in the future, will provide meaningful protection from competition. The Company actively develops and protects its intellectual property through a program of patenting, enforcement, and licensing.

         The Company does not believe that any of its products infringe patent or other proprietary rights of third parties, but it cannot be certain that they do not do so. (See Note 15 to Consolidated Financial Statements.) If infringement is alleged, legal defense costs could be material, and there can be no assurance that the necessary licenses could be obtained on terms or conditions that would not have a material adverse effect on the Company.

         In the second quarter of 1997, the Company expanded a prior license agreement with Pioneer Electronic Corporation for certain of the technology contained in its TANS product for inclusion in in-vehicle navigation products sold in Japan and received a $2,222,000 licensing fee in consideration for the expansion of the original license.

         The  Company   expects   that  it  will  enter  into  other   licensing
arrangements relating to its technologies.

         "Trimble" with the sextant logo, "TrimbleNavigation," "GeoExplorer," "Flightmate," "GPS Total Station," "Scout GPS," and "Aspen" are trademarks of Trimble Navigation Limited, registered in the United States and other countries. Additional trademarks are pending. Trimble Navigation Limited acknowledges the trademarks of other organizations for their respective products or services mentioned in this document.

Employees

         As of January 1, 1999, the Company employed 1,291 persons: 346 in research and product development, 346 in sales and marketing, 423 in manufacturing, and 176 in administration and finance. Of these, 73 were located in Europe, 173 in New Zealand, 16 in Japan, 12 in Singapore, 2 in Australia, and 1,015 in the United States. The Company also currently employs temporary and contract personnel. Use of temporary and contract personnel has decreased over the last year, and is not included in the above headcount numbers. Competition in recruiting personnel is intense. The Company believes that its continued ability to attract and retain highly skilled management, marketing, and technical personnel is essential to its future growth and success. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages.

         The Company's success depends in part on the continued contribution and long-term effectiveness of its other executive officers and key technical, sales, marketing, support, research and development, manufacturing, and administrative personnel, many of whom would be difficult to replace.

Executive Officers of the Registrant

The names, ages, and positions of the Company's executive officers as of March 26, 1999 are as follows:

               Name                    Age   Position
-----------------------------------    ---   ----------------------------------

Steven W. Berglund...............      47    President, Chief Executive Officer
Bradford W. Parkinson............      64    Current Director, served as
                                             President and Cheif Executive
                                             Officer from August 1998 to March
                                             1999

Mary Ellen P. Genovese...........      39    Vice President, Finance, Chief
                                             Financial Officer and Corporate
                                             Controller
Charles E. Armiger, Jr...........      44    Vice President, Worldwide Sales
David M. Hall....................      50    Group Vice President, Mobile and
                                             Timing  Technologies
Patrick J. Hehir.................      37    Senior Vice President, Chief
                                             Manufacturing Officer
John E. Huey.....................      49    Treasurer
Ronald C. Hyatt..................      58    Group Vice President,
                                             Precision Positioning
Bruce E. Peetz...................      47    Vice President, Advance Technology
                                             and Systems

         All officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

 Steven W.  Berglund  joined  Trimble as President  and Chief  Executive
Officer in March 1999. Mr. Berglund has a diverse background with experience in engineering, manufacturing, finance and global operations. Most recently, Berglund was president of Spectra Precision, Inc. Spectra Precision, with global sales of approximately $200 million, develops and manufactures surveying instruments, laser based construction alignment instruments, and construction machine control systems. Spectra Precision is a subsidiary of Spectra-Physics AB. During his fourteen years within Spectra-Physics, which was an early Silicon Valley pioneer in the development of laser systems, Mr. Berglund held a variety of positions that included 4 years based in Europe. Prior to Spectra Precision, Mr. Berglund spent a number of years in the early 1980's at Varian Associates in Palo Alto where he held a number of planning and manufacturing roles. Varian is a technology company specializing in microwave communications, semiconductor manufacturing equipment, analytical instruments, and medical diagnostic equipment. Mr. Berglund began his career as a process engineer at Eastman Kodak in Rochester, New York. He attended the University of Oslo and University of Minnesota where he received a B.S. in chemical engineering in 1974. He received his MBA from the University of Rochester in 1977.

     Bradford W. Parkinson has been a member of Trimble's Board of Directors since 1984 and has served as a consultant to the Company since 1982. Dr. Parkinson is currently a professor at Stanford University and holds the Edward
C. Wells Endowed Chair in the Department of Aeronautics and Astronautics. He was on leave of absence from Stanford while serving as Trimble's President and CEO from August 1998 to March 1999. Prior to joining Trimble, Dr. Parkinson served as an Air Force colonel. He created and ran the NavStar GPS Joint Program Office from 1972 through 1978, during which time he received the Defense Department Superior Performance Award as the best program director in the Air Force. As the program director, he led the definition, development, launch, and test of GPS, including five types of user equipment. After retiring from the Air Force, he became a professor of mechanical engineering at Colorado State University in 1978 for one year. Beginning in 1979, Parkinson served as group vice president for Rockwell International. There he directed business development and a 300-person advanced engineering organization. From 1980 to 1984 he was a group vice president and general manager for Intermetrics, where he directed five divisions. He also was president of the industrial subsidiary, Plantstar, which sold productivity monitoring equipment. Dr. Parkinson is a distinguished graduate of the U.S. Naval Academy and has an M.S. degree in aeronautics and astronautics from Massachusetts Institute of Technology (MIT) and a Ph.D. in aeronautics and astronautics from Stanford University. He is a distinguished graduate of the U.S. Naval War College; was head of the department of astronautics and computer science at the U.S. Air Force Academy; and was an academic instructor for the USAF Test Pilot School.

          Mary Ellen P. Genovese joined Trimble as controller of manufacturing operations in December 1992. From 1994 to 1997 she served as business unit controller for software and component technologies, and for the tracking and communications business unit. She was appointed corporate controller in October 1997 and vice president of finance and corporate controller in February 1998. Currently, she is the interim chief financial officer. Prior to joining Trimble, Mrs. Genovese was chief financial officer and president for Minton Co., a distributing company to the commercial building market, from 1991 to 1992. In her position as chief financial officer she was responsible for the accounting, management reporting and bank and investor financing for the company. In March of 1992, the board of directors asked her to assume the role of president to reorganize the company, including the divestiture of the manufacturing operations. Prior to 1991, she worked for 10 years with General Signal Corporation. She was appointed European financial controller in July 1990, where she was responsible for the company's three European operations, Germany, France and the United Kingdom. From 1988 to 1990 she served as unit financial officer, for General Signal's Semiconductor Systems Division. She held several other management positions including materials manager, controller of manufacturing operation and international projects controller for General Signal's Ultratech Stepper Division from 1984 to 1988. Mrs. Genovese is a Certified Public Accountant and received her B.S. in accounting from Fairfield University in Connecticut in 1981.

     Charles E. Armiger, Jr. joined Trimble in January 1989 as Sales and Marketing Manager for aviation products. From January 1991 to December 1993, he served as Director of U.S. Domestic Sales. Mr. Armiger held the post of Director of Sales for North American West from January 1993 to November 1994. Then in December 1994 he moved to Trimble's European office in Hook, England, to serve as Director of Sales for Europe, the Middle East and Africa. In September 1996, he was appointed to serve as Vice President for Commercial Systems Sales. In September 1998, Mr. Armiger was appointed Vice President of Worldwide Sales. Prior to joining Trimble, he was Director of Sales and Marketing for ARNAV Systems, Inc. He received a B.S. degree in Business from the University of the State of New York, Regents College, in 1996.

     David M. Hall joined Trimble in February 1994 as Managing Director, OEM products. In November 1996 he was appointed Vice President and General Manager of the Software and Component Technologies business unit, focusing on application and operating system software, component board level, and chipset volume aspects of the GPS business. In November 1998 he was appointed Group Vice President of the Mobile and Timing Technologies business unit, managing mobile positioning and communications, timing, automotive, military, and commercial aviation businesses. Previously, he worked for Raychem Corporation for twenty-one years in a variety of positions and divisions. He served as Director of Sales and Marketing for the Automotive Division, National Distribution Manager for the Electronics Sector, and Director of Marketing and Product

Management for the Interconnect Systems Division, as well as District Sales Manager, Area Sales Manager, and Operations Manager. Mr. Hall received his B.S. degree in Industrial Technology in 1971 and his MBA in Marketing and Finance in 1973 from the California Polytechnic State University in San Luis Obispo, California.

         Patrick J. Hehir joined Trimble in February 1999 as senior vice president and chief manufacturing officer. Prior to Trimble, Hehir worked for Dovatron International where he held several positions during his eight year tenure including, quality/program manager, director of operations, executive director of operations and vice president of worldwide business development. Dovatron, a $1 billion international manufacturing company with offices in Ireland, Mexico, Asia, Eastern Europe and the U.S., serves clients such as Hewlett-Packard, Hughes Corporation, I.B.M., and Lucent Technologies. Prior to Dovatron, he worked for Western Digital in several positions including, process/quality engineer, quality improvement process coordinator, senior quality engineer and quality manager. Hehir also held process engineering, production and quality positions at Pulse Engineering in Ireland. Hehir has a broad range of educational qualifications from technical colleges and universities in Ireland and the United Kingdom. He graduated from Galway's Institute of Technology with an electronic engineering certificate in 1981. He received a quality assurance post-graduate diploma from the Galway's University College in 1984. In 1987, Hehir received a production and operations management certificate from the United Kingdom's Institute of Industrial Engineering, and a post-graduate diploma in health, safety and social welfare from Cork's University College in 1993. Hehir also served on Ireland's technical committee for the development of the environmental system standard, ISO 14000, published by the International Standards Organization.

         John E. Huey joined Trimble in 1993 as Director Corporate Credit and Collections, promoted to Assistant Treasurer in 1995 and Treasurer in 1996. Past experience includes two years with ENTEX Information Services, five years with National Refractories & Minerals Corporation (formerly Kaiser Refractories), and thirteen years with Kaiser Aluminum & Chemical Sales, Inc. He has held positions in Credit Management, Market Research, Inventory Control, Sales and as an Assistant Controller. Mr. Huey received his B.A. degree in Business Administration in 1971 from Thiel College in Greenville, Pennsylvania and an MBA in 1972 from West Virginia University in Morgantown, West Virginia.

     Ronald C. Hyatt joined Trimble in August 1983 as Director of Instrumentation Products. In 1985, he was appointed Vice President for Surveying and Mapping Products, managing the marketing and application software development aspects of the business until February 1993. In January 1997 he returned to the Company as Senior Vice President of Trimble Labs, focusing on next-generation ASIC developments. In November 1998, Mr. Hyatt was promoted to Group Vice President of Precision Positioning. He is responsible for managing land survey, marine, marine survey, mapping/GIS, and mining, construction, and agricultural applications. Prior to joining Trimble, Mr. Hyatt worked for Hewlett-Packard from 1964 to 1983 in various engineering and management positions, focusing on precision frequency and time instrumentation. Mr. Hyatt received his B.S. degree in electrical engineering from Texas Tech University in 1962 and his M.S. degree in electrical engineering from Stanford University in 1963.

         Bruce E. Peetz joined Trimble in June 1988 as Program Manager for GPS Systems. From January 1990 to January 1994 he served as Development Manager for commercial dual-frequency products, and from January 1993 to December 1995 he served as Engineering Manager for Surveying and Core Engineering. In January 1996 he was appointed General Manager of the Land Surveying unit, and from February 1998 started the Advanced Systems division as General Manager. In October 1998 he was named Vice President of Advanced Technology and Systems, consolidating Systems and Trimble Laboratories. Prior to joining Trimble, Mr. Peetz served in a variety of engineering and management positions during eleven years at Hewlett Packard. Mr. Peetz received his BSEE from the Massachusetts Institute of Technology (MIT) in 1973, and did graduate work at UCLA.


Item 2.  Properties

         The Company currently leases and occupies sixteen buildings in Sunnyvale, California, totaling approximately 396,000 square feet. The leases on these buildings expire at various dates through 2003. In addition, the Company leases and occupies three buildings in Austin, Texas, totaling approximately 50,600 square feet, to manufacture GPS-based aviation products; the leases expire at various dates through 2001. The Company also leases a 45,000-square-foot facility in Christchurch, New Zealand, for software development. The Company's two largest international sales offices are those in the United Kingdom (13,700 square feet) and Japan (5,900 square feet). In addition, the Company leases sales offices in Australia, Brazil, China, France, Germany, Mexico, Spain, Singapore, and Russia, and in various cities throughout the United States. The Company's international office leases expire at various dates through 2005. Certain of the leases have renewal options. The Company believes that its facilities are adequate to support its current and anticipated near-term future operations.

Item 3.  Legal Proceedings

         The information with respect to legal proceedings required by this item is included in Part II, Item 8, Note 15 to the Consolidated Financial Statements, hereof under the caption "Pending Matters."


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol TRMB. The following table sets forth, for the quarters indicated, the range of high and low closing sales prices for the Company's Common Stock on the Nasdaq National Market:

                                    High             Low

                  1998:
                      Fourth        10 1/4           7
                      Third         16 3/8           9 1/4
                      Second        19 13/16         13 7/8
                      First         24 3/8           17 1/4

                  1997:
                      Fourth        24 5/16          18 1/8
                      Third         21 5/8           16 1/2
                      Second        19               10 7/8
                      First         14 3/4           11 1/4


         The Company had 1,664 shareholders of record as of March 15, 1999.

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

         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings to finance the development of the Company's business, and does not presently intend to declare any cash dividends in the foreseeable future. Under the Company's current $50,000,000 revolving line of credit agreement, the Company is restricted from paying dividends without the lender's consent. Under the Company's Note Purchase Agreement, pursuant to which the Company issued $30,000,000 of its subordinated promissory notes in June 1994, the Company is also restricted from paying dividends. See Notes 5 and 7 to the Consolidated Financial Statements contained in Item 8.

 Item 6.  Selected Financial Data

 HISTORICAL FINANCIAL REVIEW

 Summary Consolidated Statements of Operations Data

                                                     January 1,     January 2,    December 31,     December 31,   December 31,
 Years ended                                           1999            1998          1996             1995            1994
-------------------------------------------------------------------------------------------------------------------------------
 (In thousands, except per share data)
 Revenue                                                $ 260,279      $ 258,894  $ 221,924        $ 221,236         $ 159,264
                                                     --------------------------------------------------------------------------

 Operating expenses
     Cost of sales                                        134,723        118,903    104,881           93,544            60,193
     Research and development                              44,826         37,097     32,716           29,869            22,772
     Sales and marketing                                   61,227         56,457     60,358           59,317            48,241
     General and administrative                            32,403         26,592     28,452           22,141            10,872
     Restructuring charges                                 10,280              -      2,134                -                 -
                                                     --------------------------------------------------------------------------

 Total operating expenses                                 283,459        239,049    228,541          204,871           142,078
                                                     --------------------------------------------------------------------------

 Operating income (loss) from continuing
     operations                                           (23,180)        19,845     (6,617)          16,365            17,186
 Nonoperating income (expense), net                        (2,041)         1,172        706              773            (3,057)
                                                     --------------------------------------------------------------------------

 Income (loss) before income taxes from
     continuing operations                                (25,221)        21,017     (5,911)          17,138            14,129
 Income tax provision (benefit)                             1,400          2,496       (300)           3,121             2,391
                                                     --------------------------------------------------------------------------
 Net income (loss) from continuing operations           $ (26,621)      $ 18,521   $ (5,611)        $ 14,017          $ 11,738
                                                     --------------------------------------------------------------------------

Loss from discontinued operations (net of tax)            ($6,911)       ($9,242)   ($5,691)         ($2,756)          ($1,714)
Estimated loss on disposal of discontinued operations
     (net of tax)                                        ($19,862)             -          -                -                 -
                                                     ==========================================================================
Net income (loss)                                       $ (53,394)       $ 9,279    (11,302)        $ 11,261          $ 10,024
                                                     ==========================================================================


Basic net income (loss) per share from
     continuing operations                                $ (1.19)        $ 0.83    $ (0.25)          $ 0.70            $ 0.64
Basic net income (loss) per share from
     discontinued operations                                (1.19)         (0.41)     (0.26)           (0.14)            (0.09)
                                                     ==========================================================================
Basic net income (loss) per share                         $ (2.38)        $ 0.42    $ (0.51)          $ 0.56            $ 0.55
                                                     ==========================================================================

Shares used in calculating basic earnings per share        22,470         22,293     22,005           19,949            18,340
                                                     ==========================================================================

Diluted net income (loss) per share from
     continuing operations                                $ (1.19)        $ 0.80    $ (0.25)          $ 0.66            $ 0.62
Diluted net income (loss) per share from
     discontinued operations                                (1.19)         (0.40)     (0.26)           (0.13)            (0.09)
                                                     ==========================================================================
Diluted net income (loss) per share                       $ (2.38)        $ 0.40    $ (0.51)          $ 0.53            $ 0.53
                                                     ==========================================================================

Shares used in calculating diluted earnings per share      22,470         22,947     22,005           21,318            19,053
                                                     ==========================================================================

 Cash dividends per share                                     $ -            $ -        $ -              $ -               $ -
                                                     ==========================================================================


 Selected Consolidated Balance Sheet Data
                                                     January 1,     January 2,    December 31,   December 31,    December 31,
As of                                                  1999            1998           1996           1995            1994
-------------------------------------------------------------------------------------------------------------------------------
 (In thousands)

 Working capital                                         $ 81,956      $ 131,272   $ 121,026      $ 134,602          $ 68,486
 Total assets                                             156,279        207,663     189,841        196,763           109,363
 Noncurrent portion of long-term debt                      31,640         30,697      30,938         29,739            31,736
 Shareholders' equity                                    $ 74,691      $ 139,483   $ 124,045      $ 129,937          $ 53,574



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Changes and Subsequent Events

     Charles R. Trimble, the Company's founder, resigned as President and Chief Executive Officer in August of 1998. Mr. Trimble remains on the Company's Board of Directors and serves as a consultant to the Company. Dr. Bradford W. Parkinson, a member of the Board of Directors since 1984 and a consultant to the Company since 1982, assumed the role of President and CEO while the Company conducted a search for a permanent replacement. On March 17, 1999, subsequent to the financial statement date Steven W. Berglund joined the Company as President and CEO. Dr. Robert S. Cooper, a member of the Company's Board of Directors since 1989, was appointed to serve as the Chairman of the Board of Directors in August of 1998.

         During the third quarter of fiscal 1998, the Board of Directors performed an intensive investigation and review of each of the individual business lines of the Company. Under the direction of Dr. Parkinson, the Company has undertaken actions that focus on the review, restructuring and elimination of unprofitable businesses, the implementation of stronger cost controls, the reorganization of business units and the improvement of manufacturing efficiencies. As part of the changes taken to strengthen the Company's competitive position in the marketplace, a decision was made to discontinue the Company's General Aviation Division, located in Austin, Texas. In the third quarter of 1998, the Company incurred a charge of $19.9 million related to the discontinued operation. (See Note 3 of the Consolidated Financial Statements).

         In the third quarter and continuing in the fourth quarter of fiscal 1998, Trimble realigned its management structure, reduced its worldwide workforce by approximately 8 percent, reduced its facilities and wrote down certain assets. (See note 6 of the Consolidated Financial Statements). The Company took steps to further strengthen and improve employee relationships and incentives by extending the period of exercisability for all current outstanding employee stock options from five years and three months to ten years, effective as of November 3, 1998. The Company is evaluating further cost reduction programs to improve its overall cost structure.

         The realignment of the management structure is expected to strengthen the relationships between the Company's businesses and product lines and to provide the Company with a better focus on the markets it serves. The Company realigned its Business Units, consolidated its worldwide sales team and created an international business development function.

         The Company's restructuring included renaming its Business Units. The Commercial Systems Group has been renamed Precision Positioning Group (PPG). The Software and Component Technologies group has been renamed Mobile and Timing Technologies (MTT). The Aerospace Group no longer exists as a separate unit and the General Aviation Division has been discontinued. (See Note 3 of the Consolidated Financial Statements). Mobile Positioning products previously reported under the Commercial System Group are now managed by MTT. Air transport systems and military systems products previously managed by the Aerospace Group are now managed by MTT. PPG continues to be responsible for the management of Land Surveying, Mapping and GIS, Marine Surveying and Mining, Construction and Agriculture (previously referred to as Precise Positioning). MTT continues to be responsible for the management of Automotive and Timing. The discussions throughout this document are based on the management structure that existed at the end of the year.

     The Board of Directors has declared a dividend distribution of Preferred shares Purchase Rights to shareholders of record on March 1, 1999.

     The Rights are designed to protect and maximize the value of your interest in the Company. We believe that the Rights Plan, while not intending to prevent a takeover, will provide protection to you, our shareholders, from the abusive and coercive tactics that often occur in takeover attempts.

     The Rights contain provisions to protect shareholders in the event of an unsolicited takeover attempt through such methods as a gradual accumulation of shares in of 15% or more of the outstanding stock followed by a two-tier tender offer or other tactics that do not treat all shareholders equally. These tactics may unfairly pressure shareholders, deprive them of the full value of their shares, or squeeze them out of their investment without giving them any real choice. With over 2,000 companies having established rights plans to protect shareholders, we consider the Rights Plan to be the best available means of protecting the full value of your investment in the Company, while not preventing a fair acquisition offer for the Company.

     The Rights will initially trade with shares of the Company's Common Stock and have no impact on the way in which you can presently trade the Company's shares. As explained in detail in the attached Summary of Rights, the Rights are not exercisable until ten days after a person or group announces acquisition of 15% or more of the Company's outstanding Common Stock or the commencement of a tender offer which would result in ownership of the person or group of 15% or more of the outstanding stock.

         During fiscal year 1997, and effective as of the Company's 1997 fiscal year-end, the Company changed from a calendar fiscal year-end and adopted a 52-53 week fiscal year ending on the Friday nearest to December 31, which for fiscal 1998 was January 1, 1999. The Company does not expect the effects of any differences due to the change of fiscal years to have a material impact on the Company's financial position, results of operations, or cash flows. The Company has not restated or adjusted its prior financial statements on this new fiscal year basis. (See Note 1 of the Consolidated Financial Statements).

RESULTS OF CONTINUING OPERATIONS

         In 1998, the Company's annual revenues from continuing operations increased slightly to $260.3 million from $258.9 million in 1997. In 1998, the Company had a net loss from continuing operations of $26.6 million, or ($1.18) diluted loss per share, compared to net income from continuing operations of $18.5 million, or $0.81 diluted earnings per share, in 1997. The total net loss for fiscal 1998, including discontinued operations, was $53.4 million, or ($2.38) diluted loss per share.

         The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                                                    January 1,      January 2,     December 31,
Years ended                                                           1999            1998            1996
--------------------------------------------------------------------------------------------------------------
 Revenue                                                                  100%           100%            100%
                                                                   ------------    -----------    ------------

Operating expenses:
    Cost of sales                                                          52%            46%             47%
    Research and development                                               17%            14%             15%
    Sales and marketing                                                    24%            22%             27%
    General and administrative                                             12%            10%             13%
    Restructuring charges                                                   4%              -              1%
                                                                   ------------    -----------    ------------
           Total operating expenses                                        109%            92%            103%
                                                                   ------------    -----------    ------------

 Operating income (loss) from continuing operations                        (9%)            8%             (3%)

Nonoperating income (expense), net                                         (1%)             -               -
                                                                   ------------    -----------    ------------
 Income (loss) before income taxes from continuing operations             (10%)            8%             (3%)

Income tax provision                                                        1%             1%              0%
                                                                   ------------    -----------    ------------
 Net income (loss) from continuing operations                             (10%)            7%             (3%)
                                                                   ------------    -----------    ------------

Loss from discontinued operations (net of tax)                             (3%)           (4%)            (2%)
Estimated loss on disposal of discontiued operations (net of tax)          (8%)             -               -
                                                                   ============    ===========    ============
Net income (loss)                                                         (21%)            4%             (5%)
                                                                   ============    ===========    ============

         Revenue. In 1998, total revenue increased to $260.3 million from $258.9 million in 1997, which represents a percentage increase of less than 1%. Total revenue increased in 1997 to $258.9 million from $221.9 million in 1996, which represents a percentage increase of 17%. The following table breaks out the Company's revenues by industry market:

                                  January 1,       % Total       January 2,      % Total       December 31,        % Total
                                     1999          Revenue          1998         Revenue           1996            Revenue
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)
 Precision Positioning Group         $ 165,951           64%        $ 142,449          55%           $ 140,934           64%
 Mobile and Timing Technologies         94,328           36%          116,445          45%              80,990           36%
                                 --------------   -----------  ---------------  -----------  ------------------   -----------
          Total revenue              $ 260,279          100%        $ 258,894         100%           $ 221,924          100%
                                 --------------   -----------  ---------------  -----------  ------------------   -----------

Precision Positioning Group

         The Precision Positioning Group revenues had a growth rate of 16% in 1998 over 1997. The 1998 increase compared to 1997 is primarily from revenues in the land surveying, marine surveying, mapping and GIS systems, and mining, construction, and agriculture markets. The increase in land surveying was due to the continued strong customer acceptance of the Company's GPS Total Station 4800 and 4700 products. Also, the increase in marine survey, mapping and GIS and mining, construction and agriculture reflects increased demand for these products.

         In the fourth quarter of 1998, the FCC suspended the processing of certain Real-time Kinematic product line license applications pending a resolution of certain frequency interference issues which it has reviewed with the Company. The FCC has recently reinstated the processing of these license applications, based upon the Company providing certain upgrades at its cost to purchasers of earlier products, making certain product modifications intended to decrease the likelihood of any radio frequency interference and providing guidance to users of its equipment in avoiding the interference with these users of the frequency spectrum and the agreement to help teach customers to be good radio citizens.

         The Precision Positioning Group revenues had a growth rate of 1% in 1997 over 1996. The 1997 increase, compared to 1996, was primarily in mapping and GIS systems, as well as mining, agriculture and construction markets. The increase in mapping and GIS systems market came from strong sales of the Pathfinder product line, and mining, construction, and agriculture products continued to grow from 1996.

Mobile and Timing Technologies

         The Mobile and Timing Technologies revenues decreased 19% in 1998 from 1997. The 1998 decrease is primarily in automotive, commercial air transport and military aerospace systems. The softness in the automotive market was due to the financial difficulties of a major customer and a delay in new product introductions. The commercial air transport decrease was due to less than anticipated demand from Honeywell and the military aerospace system decrease was due to the large dollar shipment on the CUGR contract in the fourth quarter of 1997, which was not repeated in 1998.

     * Military sales are highly dependent on contracts that are subject to government approval and are, therefore, expected to continue to fluctuate from period to period. The Company believes that opportunities in this market have been substantially reduced by cutbacks in U.S. and foreign military spending.

         The Mobile and Timing Technologies revenues had a growth rate of 44% in 1997 over 1996. The increase was primarily in the mobile positioning, commercial air transport, and military aerospace systems.

         The Mobile and Timing Technologies increase in 1997 was due primarily to the Company recognizing $1.8 million in revenues from a development agreement in connection with an irrevocable nonrefundable, nonrecurring engineering fee recorded in the third quarter of 1997 and a nonrecurring one-time $2.2 million technology license fee recorded in the second quarter of 1997 from Pioneer Electronic Corporation in connection with expansion of its prior license for in-car navigation. Mobile and Timing Technologies revenues also increased in 1997 compared to 1996 due to the resumption of shipments in 1997 to American Mobile Satellite Corporation (AMSC), a company based in Reston, Virginia, that provides a variety of voice and data services via satellite. In March 1995, the Company signed a large contract for the supply of Galaxy/GPS land mobile satellite terminals to AMSC. Late in 1995, AMSC requested that the Company cease delivery, due in part to delays in AMSC's completion of software. Shipments under the original contract were halted in the fourth quarter of 1995, and the contract was amended. Mobile and Timing Technologies revenues in 1997 included $6,400,000 in sales to AMSC. A total of $4,200,000 for product revenues shutdown fees and contract renegotiation fees was recognized in 1996.

         The increase in commercial air transport and military aerospace systems in 1997 from 1996 was primarily due to shipments to the government under the CUGR program, as well as strong sales for the Honeywell-Trimble product (HT9100) and strong sales for military aerospace products.

Export Sales

     * Export sales from domestic operations, as a percentage of total revenue, were 34% in 1998, 28% in 1997, and 25% in 1996. Sales to unaffiliated customers in foreign locations, as a percentage of total revenue, were 46% in 1998, 46% in 1997, and 47% in 1996. The Company anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue. For this reason, the Company is subject to the risks inherent in these sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. Even though the U.S. government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (S/A)-a method of degrading GPS accuracy, there may be a reluctance in certain foreign markets to purchase products based on GPS technology, given the control of GPS by the U.S. Government. The Company's results of operations could be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.

         No single customer, including the U.S. Government and its agencies, accounted for 10% or more of the Company's total revenues in 1998, 1997 or 1996. It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by the Company may adversely affect the results of operations.

     * Gross Margin. Gross margin varies due to a number of factors, including product mix, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. In 1998, the gross margin percentage on product sales was 48%, compared with 54% in 1997 and 53% in 1996. The decrease in the gross margin percentages primarily reflects increased labor costs from new product introductions, expediting fees, inventory write-downs, and unabsorbed fixed overhead due to lower than expected volumes. The 1997 margins were enhanced by the positive impact of nonproduct revenues of $2.2 million recognized from Pioneer Electronic Corporation and from a development agreement in connection with an irrevocable nonrefundable, nonrecurring engineering fee of $1.8 million. In 1996, the Company also recorded nonrecurring fees from AMSC of $2.5 million; however, there can be no assurance that similar items will recur in the future. In addition, because of product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, and other factors, positive future gross margins cannot be assured. While Precision Positioning segment products have the highest gross margins of all the Company's products, their margins have decreased, primarily in response to competition. The Company expects competition to increase in its Precision Positioning segment, and it is therefore likely that further price erosion will occur, with consequent lower gross margin percentages.

     * The Company expects that in the future a higher percentage of its business will be conducted through alliances with strategic partners such as Honeywell and Caterpillar. As a result of volume pricing and the assumption of certain operating costs by the partner, margins on this business are likely to be lower than sales directly to end-users.

     Operating Expenses. The following table shows operating expenses for the periods indicated. It should be read in conjunction with the narrative descriptions of those operating expenses below:

                                January 1,         January 2,     December 31,
Years ended                       1999               1998             1996
-----------------------------------------------------------------------------
(In thousands)

Research and development        $ 44,826          $ 37,097          $ 32,716
Sales and marketing               61,227            56,457            60,358
General and administrative        32,403            26,592            28,452
Restructuring charges             10,280                 -             2,134
                            -------------     -------------    --------------
 Total                         $ 148,736         $ 120,146         $ 123,660
                            -------------     -------------    --------------

         Research and Development. Research and development spending increased in absolute dollars during 1998, representing 17% of revenue, compared with 14% in 1997 and 15% in 1996. The higher research and development expenses in 1998 are due to the Company receiving fewer funds from cost reimbursement projects in 1998 as compared with 1997.

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

     * Sales and Marketing. Sales and marketing expenses increased during 1998, representing 24% of revenue, compared with 22% in 1997 and 27% in 1996. The primary reason for the dollar and percentage increases in expenses from 1997 to 1998 is an increase in personnel and related expenses, that accompany an increase in the number of employees. In addition, the Company experienced increases in expenses related to trade shows, advertising, and demo equipment expenses.

         The decrease in sales and marketing expense in 1997 compared to 1996 was due to a decrease in personnel because of the Company's 1996 restructuring activities and advertising costs.

     * The Company's future growth will depend in part on the timely development and continued viability of the markets in which the Company currently competes, and on the Company's ability to continue to identify and exploit new markets for its products. In addition, the Company has encountered significant competition in selected markets, and expects such competition to intensify as the market for GPS applications receives acceptance. Several of the Company's competitors are major corporations with substantially greater financial, technical, marketing and manufacturing resources. Increased competition may result in reduced market share and is likely to result in price reductions of GPS-based products, which could adversely affect the Company's revenues and profitability.

         General and Administrative. General and administrative expenses increased during 1998, representing 12% of revenue, compared with 10% in 1997; they remained flat as a percentage of revenue compared to 1996 at 12%. The increase from 1997 to 1998 is due primarily to an increase in personnel and the related expenses, that accompany an increase in the number of employees and consultants, as well as an increase in outside services related to legal fees associated with certain litigation matters during 1998.

         The 1997 decrease from 1996 in general and administrative expenses was due primarily to decreases in outside services related to legal fees associated with certain arbitration and litigation matters during 1996.

         Restructuring Charges. As noted in Note 6 to the Consolidated Financial Statements during the year ended January 1, 1999, the Company recorded a restructuring charge of $10.3 million classified in operating expenses. These charges are a result of the Company's reorganization to improve business processes and to decrease organizational redundancies, to improve management accountability and to improve the Company's focus on profitable operations. As a result of the reorganization, the Company has downsized its operations, including reducing headcount and facilities space usage, and canceled its enterprise wide information system project and certain research and development projects. The impact of these decisions is that significant amounts of the Company's fixed assets, prepaid expenses, and purchased technology have been impaired and certain liabilities incurred. The Company has written down the related assets to their net realizable values and made provisions for the estimated liabilities.

     The elements of the charges in 1998 and the amounts remaining at January 1, 1999, on the balance sheet are as follows (in thousands):

                                                                           Remaining in
                                         Total         Amounts paid/     accrued liabilites
                                      charged to       written off            as of
                                        expense         in 1998          January 1, 1999
                                     ----------------  --------------  --------------------
Employee termination benefits              $ 2,864         $ (1,200)              $ 1,664
Facility space reductions                    1,061                -                 1,061
Enterprise wide information system
     abandonment                             6,360           (4,895)                1,465
                                     ================= =============  ====================
     Subtotal                             $ 10,285         $ (6,095)              $ 4,190
                                     ================= =============  ====================

         The cash expenditures associated with the remaining obligations will occur primarily in fiscal 1999.

         Nonoperating income (expense), net. Nonoperating income (expense), net, includes interest income and expense, as well as gains and losses on foreign currency transactions.

         Foreign exchange gains were $234,000 in 1998 and 1997, compared with a loss of $4,000 in 1996. The Company's policy is to hedge its exposure to foreign currency transactions to minimize the effect of changes in foreign currency exchange rates on consolidated results of operations. Gains and losses arising from foreign currency forward contracts offset gains and losses resulting from the underlying hedged transactions.

         Interest income decreased both in 1998 from 1997 and in 1997 from 1996 because of lower interest income received on cash and short-term investments due to lower average balances for the year over the prior year.

         Interest expense decreased slightly in 1998 due to lower fees on unused lines of credit. Interest expense includes interest on a $30.0 million note issued in August 1995, and fees on unused lines of credit. (See Notes 5 and 7 to the Consolidated Financial Statements for details of long-term debt and lines of credit).

         Income Tax Provision. The Company's effective tax rates from continuing operations for fiscal years 1998, 1997 and 1996 are (6%), 12% and 5%, respectively. The 1998 and 1996 income tax rates differ from the federal statutory rate of 35% due to foreign taxes and the inability to realize the benefits of the net operating losses. The 1997 income tax rate is less than the federal statutory rate primarily due to the realization of previously reserved deferred tax assets.

     Inflation. The effects of inflation on the Company's financial results have not been significant to date.

LITIGATION

     * The Company is involved in a number of legal matters as discussed in Note 15 to the Consolidated Financial Statements. While the Company does not expect to suffer significant adverse effects from these litigation matters or from unasserted claims, the nature of litigation is unpredictable and there can be no assurance that it will not do so.

Liquidity and Capital Resources

     * At January 1, 1999, the Company had cash and cash equivalents of $40.9 million and $16.3 million in short-term investments. The Company's cash and cash equivalents and short-term investments have been reduced from the prior year, due primarily to the Company's stock repurchase program (see additional information below) and acquisitions of capital equipment. The Company's long-term debt consisted primarily of a $30.0 million note obligation due in 2001, and the Company had no debt outstanding under its $50,000,000 unsecured line of credit. The Company has an amount of $150,000 outstanding under a separate $5,000,000 line of credit. The Company has relied primarily on cash provided by operating and financing activities and net sales of short-term investments to fund capital expenditures, the repurchase of the Company's common stock (see further explanation below), and other investing activities. Management believes that its cash, cash equivalents and short-term investment balances, together with its existing credit line, will be sufficient to meet its anticipated cash needs for at least the next twelve months.

     * In 1998, the cash provided in operating activities was $7.0 million, as compared to cash used of $2.1 million in the corresponding period in 1997. Cash provided by operating activities in 1998 arose from decreases in accounts receivable and inventories and increases in accrued liabilities offset by the Company's net loss net of non-cash charges. Inventory related to continuing operations as of January 1, 1999, decreased by $5.2 million from the 1997 year-end levels, primarily due to a focused effort by the Company to reduce inventory by supply chain synchronization; reduce lead and cycle times; simplifying product lines; and implementing tighter control over the material forecasting process. The Company's ability to continue to generate cash from operations will depend in large part on revenues, the rate of collections of accounts receivable, and management of inventory levels.

         Cash provided by sales of common stock in 1998 represents the proceeds from purchases made pursuant to the Company's stock option plan and employee stock purchase plan, and totaled $5.0 million for the year ending January 1, 1999.

         In August 1997, the Company entered into a three-year $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). This credit facility replaced the previous two-year $30,000,000 unsecured line that expired in August 1997. The Credit Agreement enables the Company to borrow up to $50,000,000, provided that certain financial and other covenants are met. Under a separate agreement, the Company has an additional $5,000,000 line of credit provided only by the lead bank under the Credit Agreement for "Letter of

Credit" purposes, and this is also subject to the covenants in the main facility. The Credit Agreement provides for payment of a commitment fee of 0.25% and borrowings to bear interest at 1% over LIBOR if the total funded debt to EBITDA is less than or equal to 1.00 times; 0.3% and borrowings to bear interest at 1.25% over LIBOR if the ratio is greater than 1.00 times and less than or equal to 2.00 times; or 0.4% and borrowings to bear interest at 1.75% over LIBOR if the ratio is greater than 2.00 times. In addition to borrowing at the specified LIBOR rate, the Company has the right to borrow with interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date, the Company has not made any borrowings under the lines. The Company is restricted from paying dividends under the terms of the Credit Agreement.

         As of October 27, 1998, the Agent and Lenders of the $50,000,000 unsecured revolving credit facility granted a limited waiver of the Company's compliance with various loan covenants as of October 2, 1998, until December 15, 1998. The Agent and Lenders granted a second limited waiver (an extension of the first limited waiver) for the Company's compliance with various loan covenants which extended from January 1, 1999, until February 16, 1999. As of February 16, 1999, the Company, the Agent and the Lenders agreed to new covenants which will be tested by a compliance document as of April 2, 1999, and for the life of the loan which expires in August of 2000. The $50,000,000 revolving credit facility was modified to include the $5,000,000 line of credit for Letter of Credit purposes to simplify the entire arrangement, as less than $150,000 was being utilized under the separate facility as of January 1, 1999. To date, the Company has not made any borrowings under the $50,000,000 revolving credit facility.

         The Company announced in February 1996 that it had approved a discretionary program whereby up to 600,000 shares of its common stock could be repurchased on the open market by the Company to offset the potential dilutive effects to earnings (loss) per share from the issuance of additional stock options. In 1998, the Company approved the repurchase of an additional 1.6 million shares under the discretionary program. The Company intends to use existing cash, cash equivalents and short-term investments to finance any such stock repurchases under this program. During 1996, the Company purchased 250,000 shares at a cost of $3.5 million. During 1997, the Company purchased 139,500 shares at a cost of $1.8 million. During 1998, the Company purchased 1.08 million shares at a cost of $16.1 million.

     *  The  Company   presently   expects  1999  capital   expenditures  to  be
approximately $10.0 million, primarily for computer equipment, software, and leasehold improvements associated with business expansion.

         The Company is continually evaluating potential external investments in technologies related to its business and, to date, has made relatively small strategic investments in a number of GPS-related technology companies. There can be no assurance that any such outside investments made to date, or that any potential future investments, will be successful.

         The Company has evaluated the issues raised by the introduction of the Single European Currency (Euro) for initial implementation as of January 1, 1999, and during the transition period through January 1, 2002. The Company does not currently believe that the introduction of the Euro will have a material effect on the Company's foreign exchange and hedging activities. The Company has also assessed the potential impact the Euro conversion will have in regard to its internal systems accommodating Euro-denominated transactions. The Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information. The Company does not currently anticipate any adverse impact of the Euro conversion on the Company.

YEAR 2000 and GPS WEEK NUMBER ROLLOVER ISSUES

         Computers and software, as well as other equipment that relies on only two digits to identify or represent a year, may be unable to accurately process or display certain information at or after the Year 2000. This is commonly referred to as the "Year 2000 issue." The Year 2000 issue may materially affect, Trimble's vendors, suppliers, internal systems, products and customers. The Company continues to address the Year 2000 issue to avoid what might otherwise be a material and adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

         Another date-related issue, known as the "GPS Week Number Roll-Over" or "WNRO" issue, could also materially affect various Trimble products. The WNRO issue is unrelated to the Year 2000 issue and is unique to GPS technology. All GPS satellites, which are operated by the U.S. government, broadcast time in the form of a "GPS week number" and a time offset into each "GPS week." Week numbers range from 0 to 1023. Week 0 started on January 6, 1980, and week 1023 will end on August 21, 1999, at which time the week number broadcast by all U.S. GPS satellites will roll over, back to 0. Among other potential effects, this rollover may cause GPS receivers and software that process data obtained by GPS receivers to erroneously interpret high-week-number, pre-WNRO data as post-dating later low-week-number, post-WNRO data. This may cause satellite positions to be miscalculated and produce gross position fix errors. Receivers that process and display calendar dates based on "weeks since 1980" may generate date calculation errors. The Company continues to address the WNRO issue to avoid what might otherwise be a material and adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

         The Company continues to assess the potential impact of both the Year 2000 and WNRO issues on its vendors, suppliers, internal systems, products, and customers-and has begun, and in many cases completed, corrective efforts in these areas.

Year 2000 Remediation Plan

         The Company's Board of Directors has adopted a comprehensive Year 2000 Remediation Plan, the goal of which is to minimize business disruptions and risk exposure that might otherwise arise as a consequence of moving into the twenty-first century. The plan focuses on achieving Year 2000 readiness across the Company's entire supply chain, and is designed to deal with the most critical systems first. Additionally, the Company's Year 2000 remediation plan calls for the development of contingency plans to address potential problem areas with internal systems, and with suppliers and other third parties. To these ends, a Y2K Program Management Office has been established to manage and coordinate implementation of the plan on a companywide basis. It is expected that assessment, remediation, and contingency planning activities will be ongoing throughout 1999, with the objective of appropriately resolving all material Year 2000 issues before the 21st century rollover.

Information Technology and Other Systems

     The Company continues to assess the potential impact of the Year 2000 issue on its internal systems, including information technology (IT) and non-IT systems, and has begun corrective efforts in this area, as follows:

o The Company has a plan to upgrade its existing MRP/ERP information systems to be Year 2000 compliant.

o        Assessment  and   remediation   efforts  in  connection  with  the
         Company's other IT and non-IT systems will be undertaken as part of the Company's general Y2K Remediation Plan.

     * The Company currently plans to complete renovation, testing and implementation of critical systems, or successful execution of contingency plans, during the third quarter of 1999. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, such renovation, testing, implementation or execution, and the Company's inability to successfully and timely complete these tasks could have a material adverse effect on future results of operations or financial condition.

Products

     * To address and minimize the anticipated impact of both the Year 2000 issue and the WNRO issue on the Company's products, the Company continues to assess the anticipated impact these issues may have on the performance of its products, and to resolve various related performance problems of its current products. In addition, the Company has adopted a formal Year 2000 and GPS Week Number Rollover Policy to:

o Publish Year 2000- and WNRO-related product performance information on the Company's public web site,

o Respond to individual customer inquiries regarding the anticipated performance of particular Company products,

o Furnish upgrades to customers whose Trimble products are upgradable, and

o Provide information regarding available product alternatives to customers with noncompliant products.

         Assessment of products, resolution of certain products' Year 2000 and WNRO performance problems, and implementation of the Company's Year 2000 and GPS Week Number Rollover Policy, are ongoing, and as to many Company products is complete.

     * The Company does not anticipate that the Year 2000 and WNRO issues will have a material adverse effect on sales of its products. The Company has incurred-and will continue to incur, through 1999 and thereafter-increased expenses associated with Year 2000 and WNRO-related product assessment and resolution of certain products' Year 2000 and WNRO performance problems, implementation of the Company's Year 2000 and GPS Week Number Rollover Policy, and fulfillment of Year 2000 and WNRO-related customer support and warranty obligations, in amounts that management believes has not had and will not have a material adverse effect on the Company's historical or future results of operations or financial condition.

Vendors and Suppliers

     * For its successful operation, the Company materially relies on goods and services purchased from certain vendors. If these vendors fail to adequately address the Year 2000 issue such that their delivery of goods and services to the Company is materially impaired, it could have a material adverse impact on the Company's operations and financial results. The Company is preparing to survey its principal vendors to assess the effect the Year 2000 issue will have on their ability to supply their goods and services without material interruption, and at this time the Company cannot determine or predict the outcome of this effort. Contingency plans will be developed and executed with respect to vendors who will not be Year 2000 ready in a timely manner where such lack of readiness is expected to have a material adverse impact on the Company's operations. However, because the Company cannot be certain that its vendors will be able to supply goods and services without material interruption, and because the Company cannot be certain that execution of its contingency plans will be capable of implementation or will result in a continuous and adequate supply of such goods and services, the Company can give no assurance that these matters will not have a material adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

Customers

     * The Company has material relationships with certain customers. If those customers fail to achieve an adequate state of Year 2000 readiness in their own operations, or if their Year 2000 readiness efforts consume significant resources, their ability to purchase the Company's products may be impaired. This could adversely affect demand for the Company's products and, therefore, the Company's future revenues. The Company plans to assess the effect the Year 2000 issue will have on its principal customers, and at this time cannot determine the impact it will have.

Related Costs to the Company

     * The Company currently expects that the total cost of Year 2000 remediation efforts will not exceed approximately $1 million. The Company has been-and will be-expensing these costs as incurred. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects, and is subject to change as the projects progress.

Overall Impact on the Company

     * At the present time, and subject to the cost estimates above, management does not believe that the Year 2000 issue and WNRO matters discussed above will have a material adverse impact on the Company's financial condition or overall trends in results of operation. However, it is uncertain to what extent the Company may be affected by such matters; therefore, there can be no assurance that these matters will not have a material adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

CERTAIN OTHER RISK FACTORS

         The Company's revenue has tended to fluctuate on a quarterly basis due to the timing of shipments of products under contracts and the sale of licenses. A significant portion of quarterly revenues occurs from orders received and immediately shipped to customers in the last few weeks and days of a quarter. If orders are not received, or if shipments were to be delayed a few days at the end of a quarter, the operating results and reported earnings per share for that quarter could be significantly impacted. Future revenues are difficult to predict, and projections are based primarily on historical models, which are not necessarily accurate representations of the future.

     * The Company has a relatively fixed cost structure in the short term, and it is determined by the business plans and strategies the Company intends to implement in the two segments it addresses. This effective leveraging means that increases or decreases in revenues have more than a proportional impact on net income or losses. The Company estimates that a change in product revenue of $1 million would change earnings per share by 2 to 3 cents.

     * The Mobile and Timing Technologies Business Unit relies on high volumes and relatively low margin sales. Mobile and Timing Technologies customers are extremely price-sensitive. As costs decrease through technological advances, these advances are typically passed on to the customer. To compete, Mobile and Timing Technologies requires high-volume production and manufacturing techniques. Customers expect high quality standards with very low defect rates. Compared to competitors, which have far greater resources in such high-volume manufacturing and associated support activities, the Company is relatively inexperienced.

         The Company's stock price is subject to significant volatility. If revenues and/or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price of the Company's stock.

         The value of the Company's products relies substantially on its technical innovation in fields in which there are many current patent filings. The Company recognizes that as new patents are issued or are brought to the Company's attention by the holders of such patents, it may be necessary for the Company to withdraw products from the market, take a license from such patent holders, or redesign its products. The Company does not believe that any of its products infringe any valid claim of any patents or other proprietary rights of third parties, but cannot be certain that they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on the Company's revenues or profitability. (See Note 15 to the Consolidated Financial Statements).

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

         Certain risks are inherent in making the types of changes in senior management that occurred during the third fiscal quarter of 1998. While the Company intends to name permanent replacements for such positions as soon as practicable, there can be no assurance that such changes in senior management and related uncertainties will not adversely affect the Company's consolidated operating results and financial condition.

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

         The Company has certain products that are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all aviation products. Also, the Company's products that use integrated radio communication technology require an end-user to obtain licensing from The Federal Communications Commission (FCC) for frequency-band usage. During the fourth quarter of 1998, the FCC temporarily suspended the issuance of licenses for certain of the Company's Real-time Kinematic products because of interference with certain other users of similar radio frequencies. An inability or delay in obtaining such certifications or FCC's delays could have an adverse effect on the Company's operating results. The Company's GPS technology is dependent on the use of radio spectrums. The assignment of the spectrums is controlled by a worldwide organization, the International

Telecomunications Union (ITU). Any reallocation of the radio spectrum could have an adverse effect on the Company's operating results.

     Under the terms of the Company's subordinated promissory notes, the Company is required to meet a minimum consolidated net worth requirement. The Company is in the process of obtaining a reduction of this minimum requirement. If the Company is not successful in obtaining a reduction in the minimum consolidated net worth requirement and net worth falls below the minimum required level, the Company would be in default of its loan covenants. Such events could have a material adverse effect on the Company's operations and liquidity.

         Information with respect to GPS Navstar satellite system is included in
Part I of this report, under the caption "Background," paragraph 6.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." The Standard will require the Company to record all derivatives held on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt SFAS 133 as of the beginning of its fiscal year 2000. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         Following is a discussion of the Company's exposure to market risk related to changes in interest rates and foreign currency exchange rates. The Company uses certain derivative financial instruments to manage these risks. The Company does not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with board-approved polices.

Market Interest Rate Risk

         Short-term Investments Owned by the Company. As of January 1, 1999, the Company had short-term investments of $16.3 million. These short-term investments consist of highly liquid investments with original maturities at the date of purchase between three and twelve months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 1, 1999, would cause the fair value of these short-term investments to decline by an immaterial amount. Because the Company has the ability to hold these investments until maturity the Company would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce the Company's interest income.

         Outstanding Debt of the Company. As of January 1, 1999, the Company had outstanding long-term debt of approximately $30.0 million of subordinated promissory notes at a fixed interest rate of 10 percent. The interest rate of this instrument is fixed. However, a hypothetical 10 percent decrease in the interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expense associated with future borrowings of the Company, if any. The Company does not currently hedge against interest rate increases.

Foreign Currency Exchange Rate Risk

         The Company hedges risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. The Company utilizes forward contracts to hedge trade and intercompany receivables and payables. These contracts reduce the exposure to fluctuations in exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the hedge contracts. All hedge instruments are marked to market through earnings every period.

         The Company does not anticipate any material adverse effect on its consolidated financial position utilizing the current hedging strategy.

         All contracts have a maturity of less than one year, and the Company does not defer any gains and losses, as they are all accounted for through earnings every period.

         The following table provides information about the Company's foreign exchange forward contracts outstanding:

                                       Foreign             Contract Value           Fair Value
                        Buy/       Currency Amount               USD                  in USD
     Currency           Sell        (in thousands)         (in thousands)         (in thousands)
--------------------  ---------  ---------------------   --------------------    -----------------
YEN                     Buy                    30,000                  $ 251                $ 265
YEN                     Sell                  415,900                $ 3,394              $ 3,707
NZD                     Buy                     3,200                $ 1,705              $ 1,686
ECU                     Sell                    1,565                $ 1,838              $ 1,833
STERLING                Buy                       650                $ 1,096              $ 1,078
DEM                     Sell                      750                  $ 444                $ 450


         The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

                                                                   January 1,          January 2,
                                                                     1999                1998
-------------------------------------------------------------------------------------------------------
(In thousands)
ASSETS

Current assets:
     Cash and cash equivalents                                        $ 40,865            $ 19,951
     Short-term investments                                             16,269              53,171
     Accounts receivable, less allowance for doubtful
        accounts of $2,220 and $2,464                                   33,431              49,101
     Inventories                                                        37,166              42,385
     Other current assets                                                4,173               4,147
                                                                 --------------     ---------------
        Total current assets of continuing operations                  131,904             168,755

Property and equipment, at cost less accumulated
   depreciation                                                         15,104              19,676
Intangible assets less accumulated amortization                          1,320               1,525
Deferred income taxes                                                      405                 356
Other assets                                                             7,546               7,426
                                                                 --------------     ---------------
        Total assets of continuing operations                          156,279             197,738

Net assets of discontinued operations                                        -               9,925
                                                                 ==============     ===============
        Total assets                                                 $ 156,279           $ 207,663
                                                                 ==============     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                 $ 1,388                $ 44
     Accounts payable                                                   13,000              18,724
     Accrued compensation and benefits                                   4,696               5,830
     Customer advances                                                     808                 830
     Accrued liabilities                                                15,474               5,938
     Accrued liabilities related to disposal of
        General Aviation                                                 6,743                   -
     Accrued warranty expense                                            5,681               3,453
     Income taxes payable                                                2,158               2,664
                                                                 --------------     ---------------
        Total current liabilities                                       49,948              37,483

Noncurrent portion of long-term debt and other
        liabilities                                                     31,640              30,697
                                                                 --------------     ---------------
        Total liabilities                                               81,588              68,180
                                                                 --------------     ---------------
Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value; 3,000 shares
        authorized; none outstanding                                         -                   -
     Common stock, no par value; 40,000 shares
        authorized; 22,247 and 22,813 outstanding, respectively        121,501             132,655
     Common stock warrants                                                 700                 700
     Retained earnings (accumulated deficit)                           (46,718)              6,676
     Unrealized gain on short-term investments                              19                   8
     Foreign currency translation adjustment                              (811)               (556)
                                                                 --------------     ---------------
        Total shareholders' equity                                      74,691             139,483

                                                                 --------------     ---------------
        Total liabilities and shareholders' equity                   $ 156,279           $ 207,663
                                                                 ==============     ===============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Janaury 1,         January 2,         December 31,
Years ended                                                                 1999               1998                1996
----------------------------------------------------------------------------------------------------------------------------------
 (In thousands, except per share data)

Revenue                                                                     $ 260,279          $ 258,894             $ 221,924
                                                                       ---------------    ---------------    ------------------


Operating expenses:
     Cost of sales                                                            134,723            118,903               104,881
     Research and development                                                  44,826             37,097                32,716
     Sales and marketing                                                       61,227             56,457                60,358
     General and administrative                                                32,403             26,592                28,452
     Restructuring charges                                                     10,280                  -                 2,134
                                                                       ---------------    ---------------    ------------------
        Total operating expenses                                              283,459            239,049               228,541
                                                                       ---------------    ---------------    ------------------
Operating income (loss) from continuing operations                            (23,180)            19,845                (6,617)

Nonoperating income (expense):
     Interest and investment income                                             3,588              4,462                 4,635
     Interest  and other expense                                               (5,863)            (3,524)               (3,925)
     Foreign exchange gain (loss)                                                 234                234                    (4)
                                                                       ---------------    ---------------    ------------------
        Total nonoperating income (expense)                                    (2,041)             1,172                   706
                                                                       ---------------    ---------------    ------------------
Income (loss) before income taxes from continuing operations                  (25,221)            21,017                (5,911)
Income tax provision (benefit)                                                  1,400              2,496                  (300)
                                                                       ---------------    ---------------    ------------------
Net income (loss) from continuing operations                                $ (26,621)          $ 18,521              $ (5,611)
                                                                       ---------------    ---------------    ------------------
Discontinued Operations:
     Loss from discontinued operations (net of income tax
          benefit of $176 in 1997 and zero in 1996)                          $ (6,911)          $ (9,242)             $ (5,691)
     Estimated loss on disposal of discontinued operations (net of tax)     $ (19,862)               $ -                   $ -
                                                                       ---------------    ---------------    ------------------
              Loss on discontinued operations                               $ (26,773)          $ (9,242)             $ (5,691)
                                                                       ---------------    ---------------    ------------------
Net income (loss)                                                           $ (53,394)           $ 9,279             $ (11,302)
                                                                       ===============    ===============    ==================

Basic net income (loss) per share from continuing operations                  $ (1.19)            $ 0.83               $ (0.25)
Basic net income (loss) per share from discontinued operations                $ (1.19)           $ (0.41)              $ (0.26)
                                                                       ===============    ===============    ==================
Basic net income (loss) per share                                             $ (2.38)            $ 0.42               $ (0.51)
                                                                       ===============    ===============    ==================
Shares used in calculating basic
      net income (loss) per share                                              22,470             22,293                22,005
                                                                       ===============    ===============    ==================

Diluted net income (loss) per share from continuing operations                $ (1.19)            $ 0.80               $ (0.25)
Diluted net income (loss) per share from discontinued operations              $ (1.19)           $ (0.40)              $ (0.26)
                                                                       ===============    ===============    ==================
Diluted net income (loss) per share                                           $ (2.38)            $ 0.40               $ (0.51)
                                                                       ===============    ===============    ==================
Shares used in calculating diluted
      net income (loss) per share                                              22,470             22,947                22,005
                                                                       ===============    ===============    ==================


See accompanying notes to consolidated financial statements

 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                                Common stock                 Cumulative
                                                                and warrants      Retained      other         Total
                                                            --------------------  earnings  comprehensive  shareholders'
                                                             Shares    Amount    (deficit)  income/(loss)     equity
------------------------------------------------------------------------------------------------------------------------
 (In thousands)
 Balance at December 31, 1995                               21,642   $ 121,149    $ 8,699         $ 89    $ 129,937
 Components of comprehensive income (loss):
        Net loss                                                                  (11,302)                  (11,302)
        Unrealized gain (loss) on short-term investments                                           (82)         (82)
        Currency translation adjustments                                                           406          406
                                                                                                           ---------
                Total comprehensive income (loss)                                                           (10,978)
 Issuances of stock under employee plans                       530       5,774          -            -        5,774
 Issuance of stock in connection with acquisition              141       2,857          -            -        2,857
 Repurchases of common stock                                  (250)     (3,545)         -            -       (3,545)
                                                            --------------------------------------------------------
 Balance at December 31, 1996                               22,063     126,235     (2,603)         413      124,045
 Components of comprehensive income (loss):
        Net income                                                                  9,279                     9,279
        Unrealized gain (loss) on short-term investments                                           (12)         (12)
        Currency translation adjustments                                                          (949)        (949)
                                                                                                           ---------
                Total comprehensive income                                                                    8,318
 Issuances of stock under employee plans                       890       8,954          -            -        8,954
 Repurchases of common stock                                  (140)     (1,834)         -            -       (1,834)
                                                            --------------------------------------------------------
 Balance at January 2, 1998                                 22,813     133,355      6,676         (548)     139,483
 Components of comprehensive income (loss):
        Net loss                                                                 (53,394)                  (53,394)
        Unrealized gain (loss) on short-term investments                                            11           11
        Currency translation adjustments                                                          (255)        (255)
                                                                                                          ----------
                Total comprehensive income (loss)                                                           (53,638)
 Issuances of stock under employee plans                       514       4,977          -            -        4,977
 Repurchases of common stock                                (1,080)    (16,131)         -            -      (16,131)
                                                            ======== =========== ========== ============ ===========
 Balance at January 1, 1999                                  22,247   $ 122,201  $ (46,718)      $ (792)   $ 74,691
                                                            ======== =========== ========== ============ ===========


See accompanying notes to consolidated financial statements

 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     January 1,       January 2,     December 31,
 Years ended                                                                           1999             1998            1996
-----------------------------------------------------------------------------------------------------------------------------------
 (In thousands)
 Cash flow from operating activities of continuing operations:
      Net income (loss) from continuing operations                                $    (26,621)       $ 18,521          $ (5,730)
      Adjustments to reconcile net income (loss) from continuing operations to cash flows from operating activities of continuing operations:
         Depreciation and amortization expense                                         12,510           12,208            10,140
         Write-down of fixed assets due to restructure                                  5,343                -                 -
         Other                                                                           (835)            (980)            1,337
      Decrease (increase) in assets:
         Accounts receivable, net                                                      15,475          (15,042)            4,342
         Inventories                                                                    5,219           (6,988)           (4,885)
         Other current and noncurrent assets                                            1,622           (1,535)           (2,567)
         Deferred income taxes                                                            (49)              27             1,191
      Increase (decrease) in liabilities:
         Accounts payable                                                              (5,724)           4,961            (2,102)
         Accrued compensation and benefits                                             (1,134)            (722)              807
         Customer advances                                                                (22)          (2,170)            1,920
         Accrued liabilities                                                           10,899             (967)            1,608
         Income taxes payable                                                            (506)           1,795            (2,133)
                                                                                  ------------    -------------    --------------
 Net cash provided  by operating activities of continuing operations                   16,177            9,108             3,928
 Net cash (used) by operating activities of discontinued operations                    (9,209)         (11,159)           (7,796)
                                                                                  ------------    -------------    --------------
 Net cash provided (used) by operating activities                                       6,968           (2,051)           (3,868)
                                                                                  ------------    -------------    --------------
 Cash flow from investing activities:
      Equity investments                                                               (1,548)          (1,889)                -
      Acquisition of property and equipment                                           (11,539)         (10,393)           (9,777)
      Costs of capitalized patents                                                       (992)            (910)             (762)
      Purchase of short-term investments                                              (53,854)         (63,854)          (75,663)
      Maturities/Sales of short-term investments                                        90,756          70,538            83,247
                                                                                  ------------    -------------    --------------
 Net cash provided (used) by investing activities of continuing operations             22,823           (6,508)           (2,955)
 Net cash provided (used) by investing activities of discontinued operations             (339)            (598)             (582)
                                                                                  ------------    -------------    --------------
 Net cash provided (used) by investing activities                                      22,484           (7,106)           (3,537)
                                                                                  ------------    -------------    --------------
 Cash flow from financing activities:
      Issuance of common stock                                                          4,977            8,954             5,774
      Repurchase of common stock                                                      (16,131)         (1,834)           (3,545)
      (Payment)/collection of notes receivable                                           (219)            (504)               66
      (Payments)/proceeds on long-term debt and
            revolving credit facilities                                                 2,835             (179)           (1,930)
                                                                                  ------------    -------------    --------------
 Net cash provided (used) by financing activities of continuing operations             (8,538)           6,437               365
 Net cash provided by financing activities of discontinued operations                       -                -                 -
                                                                                  ------------    -------------    --------------
 Net cash provided (used) by financing activities                                      (8,538)           6,437               365
                                                                                  ------------    -------------    --------------

 Increase (decrease) in cash and cash equivalents                                      20,914           (2,720)           (7,040)
 Cash and cash equivalents, beginning of period                                        19,951           22,671            29,711
                                                                                  ============    =============    ==============
 Cash and cash equivalents, end of period                                            $ 40,865         $ 19,951          $ 22,671
                                                                                  ============    =============    ==============


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

         Basis of presentation. During fiscal year 1997, the Company changed its fiscal year from a calendar year ending on December 31 to an annual period that varies from 52 to 53, weeks and that always ends on the Friday nearest to December 31, which for fiscal 1998 was January 1, 1999.

         The Company's fiscal year will normally consist of four equal quarters of 13 weeks each, or 52 weeks; however, due to the fact that there are not exactly 52 weeks in a calendar year and that there is slightly more than one additional day per year (not including the effects of leap year) in each calendar year as compared to a 52-week fiscal year, the Company will have a fiscal year composed of 53 weeks in certain fiscal years, as determined by when Friday falls closest to December 31 in consecutive calendar years.

         In those resulting fiscal years that have 53 weeks, the Company will record an extra week of revenues, costs and related financial activity.
Therefore, the financial results of those fiscal years, and the associated quarter, having the extra week, will not be exactly comparable to the prior and subsequent 52-week fiscal years, and the associated quarters having only 13 weeks. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, the Company, analysts, shareholders, investors and others will have to make appropriate adjustments to any analysis performed when comparing the Company's activities and results in fiscal years that contain 53 weeks, to those that contain the standard 52 weeks.

         Principles of consolidation. The consolidated financial statements include the accounts of Trimble Navigation Limited (the Company) and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions.

         Foreign currency translation. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Local currencies are considered to be the functional currencies for the Company's non-U.S. subsidiaries. Translation adjustments are deferred in a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in results of operations as incurred.

         Forward foreign currency exchange contracts. The Company's policy is to hedge its known exposure to foreign currency transactions to minimize the effect of changes in foreign currency exchange rates on consolidated results of operations. The Company enters into simple forward foreign exchange contracts to either buy or sell currency if the net position exceeds $400,000. The forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates, or to make an equivalent U.S. dollar payment equal to the value of such exchange. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other operating expenses over the contract lives, using the straight-line method, while realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured, and terminated contracts) are included in results of operations. The related amounts due to or from counterparties are included in other assets or other liabilities. Contract amounts are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses. To date, the Company has entered into simple forward foreign currency exchange contracts to offset the effects of changes in exchange rates on foreign-denominated intercompany receivables. At January 1, 1999, the Company had forward foreign currency exchange contracts to sell $3,394,000 of Japanese Yen, $1,838,000 of European Currency units, and $444,000 of German Marks, and to buy $1,705,000 of New Zealand dollars, $1,096,000 of British Pound Sterling, and $251,000 of Japanese Yen, at contracted rates that mature over the next five months.

         Cash and cash equivalents. Cash and cash equivalents include all cash and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

         Short-term investments. The Company has classified all its short-term investments as "available for sale." Available-for-sale securities are carried at fair value, with the unrealized holding gains and losses, net of tax effects, reported as a separate component of shareholders' equity. Fair value is based on quoted market prices. The cost of debt securities in this classification is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest, dividends, and realized gains and losses, is included in interest and investment income. The cost of securities sold is based on the specific identification method.

         At January 1, 1999, the Company's short-term investments consisted of municipal securities totaling $16,269,000 at cost, which had unrealized gains of $19,000 and had original maturities of less than one year from the date of purchase. At January 2, 1998, the Company's short-term investments in U.S. Treasury securities had a cost of $53,171,000 and had unrealized gains of $8,000.

         Concentration of credit risk. In entering into forward foreign exchange contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and the Company does not expect any losses as a result of counterparty defaults. The Company is also exposed to credit risk in its accounts receivable and performs ongoing credit evaluations of its customers and generally does not require collateral. The expenses recorded for doubtful accounts receivable were $195,000 in 1998, $315,000 in 1997, and $1,159,000 in 1996.

     Inventories. Inventories are stated at the lower of standard cost or market. Standard costs approximate average actual costs.

         Revenue recognition. The Company recognizes revenue from product sales at the time of shipment, except as to revenue deferred for extended warranty obligations. Substantially all technology licenses and research revenue have consisted of initial license fees and royalties, which were recognized when earned, when the Company had no remaining obligations.

         Product warranty. The Company provides for estimated warranty costs at the time of sale. The warranty period is generally for one year from date of shipment, except for air transport products, for which the period is generally a basic three year warranty period with an additional two year warranty sold with some units. In addition, select military programs may require extended warranty periods.

         Advertising costs. The Company expenses the production costs of advertising as incurred. Advertising expenses were $6,490,000, $6,328,000, and $7,587,000 in 1998, 1997 and 1996, respectively.

         Stock compensation. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, it does not recognize compensation cost for stock options granted at or above market. Note 11 to the Consolidated Financial Statements describes the plans operated by the Company, and contains a summary of the pro forma effects to reported net income (loss) and earnings (loss) per share for 1998, 1997, and 1996 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123.

         Depreciation and amortization. Depreciation of property and equipment owned or under capitalized leases is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms. Useful lives range from three years for machinery and equipment to five years for furniture and fixtures. Amortization of intangibles is computed using the straight-line method over the estimated lives, generally periods of four years or less.

     Interest. All interest costs incurred have been charged to interest expense.

         Net income (loss) per share. In 1997, the Financial Accounting and Standards Board issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings (loss) per share. All earnings (loss) per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

Note 2 - The Company, industry segment, geographic, and customer information:

         Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision-making purposes. Prior year financial information disclosures have been restated to be consistent with the presentation required by SFAS 131 for the fiscal year ended January 1, 1999.

         The Company operates in a single industry segment as a leader in designing and developing innovative products enabled by GPS technology. The Company provides end-user and Original Equipment Manufacture solutions for diverse applications including surveying, mapping, marine survey, mining, construction and agriculture, mobile positioning, commercial avionics, military systems, automotive, timing, and geographic information systems. During 1998, the Company announced that it was discontinuing its participation in General Aviation. The Company sells its products through a direct sales force located in fifteen countries, as well as through a worldwide network of dealers, distributors and authorized representatives. Research and development activities are conducted at the Company's facilities in Sunnyvale, California and Christchurch, New Zealand. Manufacturing is performed in Sunnyvale, California and Austin, Texas.

     The Company manages its industry segment within two Business Units: the Precision Positioning Group and the Mobile and Timing Technologies (MTT) Group.

         Each Business Unit is managed separately because each Business Unit is subject to different distribution, marketing, production, and technology strategies. The Precision Positioning Group derives its revenues from GPS-based land surveying, mining, construction and agriculture, geographic information systems mapping, and marine survey markets. The Mobile and Timing Technologies market derives its revenues from GPS-based automotive, timing, mobile positioning technologies, commercial aviation and military systems markets, and from development of software licenses and other rights for the use of GPS to third parties. The Company evaluates these Business Units' performance and allocates resources based on profit and loss from operations before income taxes.

         The accounting policies applied by each of the markets are the same as those used by the Company in general.

         The table on the following  page presents  revenues,  operating  income
(loss), and identifiable assets by the Company's Business Units. There is no recognition of inter-Business Unit sales or transfers. Operating income (loss) is net sales less operating expenses, excluding general corporate expenses, interest income (expense), and income taxes. The identifiable assets the Chief Operating Decision Maker (CODM) views by industry market are accounts receivable and inventory. The Company does not report depreciation and amortization or capital expenditures by industry markets to the CODM.


                                                      ---------------------------------------
(in thousands)                                                Year ended Janaury 1 ,1999
                                                      ---------------------------------------
                                                             PPG          MTT         Total
                                                      ---------------------------------------
External  net revenue                                    $ 165,951     $ 94,328    $ 260,279
Operating income/(loss) before corporate allocations        23,905        1,358       25,263
Corporate allocations(1)                                   (15,093)      (7,239)     (22,332)
                                                      ---------------------------------------
Operating income/(loss) from continuing operations         $ 8,812     $ (5,881)     $ 2,931
Assets:
   Accounts receivable (2)                                $ 32,197     $ 14,837     $ 47,034
    Inventory                                               10,042       16,251       26,293

                                                      ---------------------------------------
                                                             Year ended January 2, 1998
                                                      ---------------------------------------
                                                             PPG          MTT         Total
                                                      ---------------------------------------
External  net revenue                                    $ 142,449    $ 116,445    $ 258,894
Operating income/(loss) before corporate allocations        11,644       19,248       30,892
Corporate allocations (1)                                  (10,872)      (6,368)     (17,240)
                                                      ---------------------------------------
Operating income/(loss) from continuing operations           $ 772     $ 12,880     $ 13,652
Assets:
   Accounts receivable (2)                                $ 31,301     $ 28,215     $ 59,516
    Inventory                                               13,782       17,499       31,281

                                                      ---------------------------------------
                                                              Year ended December 31, 1996
                                                      ---------------------------------------
                                                             PPG          MTT         Total
                                                      ---------------------------------------
External  net revenue                                    $ 140,934     $ 80,990    $ 221,924
Operating income/(loss) before corporate allocations        24,483        1,741       26,224
Corporate allocations (1)                                  (15,366)     (10,560)     (25,926)
                                                      ---------------------------------------
Operating income/(loss) from continuing operations         $ 9,117     $ (8,819)       $ 298
Assets:
   Accounts receivable (2)                                $ 21,147     $ 20,527     $ 41,674
    Inventory                                               11,318       16,730       28,048


     (1) For the years ended January 1, 1999 and January 2, 1998, the Company determined the amount of the corporate allocations charged to its Business Units based on a percentage of the Business Units' monthly inventory balance and gross profit. Allocation percentages were determined at the beginning of the respective fiscal year.

     (2) The accounts receivable number excludes cash in advance which is not allocated between business unit segments.

         Following   are   reconciliations   corresponding   to  totals  in  the
accompanying consolidated financial statements (in thousands):

                                                                 January 1,          January 2,       December 31,
Years ended                                                         1999               1998               1996
-------------------------------------------------------------------------------------------------------------------

Revenues:
------------------------------------------------------------
Total for reportable markets                                     $ 260,279            $ 258,894          $ 221,924
                                                            ===============     ================    ===============


Operating income/(loss) from continuing operations:
------------------------------------------------------------
Total for reportable markets                                       $ 2,931             $ 13,652              $ 298
Unallocated corporate expenses                                     (26,111) (1)           6,193 (2)         (6,915)(3)
                                                            ===============     ================    ===============
     Operating income/(loss)                                     $ (23,180)            $ 19,845           $ (6,617)
                                                            ===============     ================    ===============

Assets:
------------------------------------------------------------
Accounts Receivable total for reportable markets                  $ 47,034             $ 59,516           $ 41,674
Unallocated (4)                                                    (13,603)             (10,415)            (7,300)
                                                            ===============     ================    ===============
   Total                                                          $ 33,431             $ 49,101           $ 34,374
                                                            ===============     ================    ===============

Inventory total for reportable markets                            $ 26,293             $ 31,281           $ 28,048
Common inventory (5)                                                10,873               11,104             10,810
                                                            ===============     ================    ===============
   Total net inventory                                            $ 37,166             $ 42,385           $ 38,858
                                                            ===============     ================    ===============


     (1) Includes approximately $10.3 million of restructuring charges.

     (2) For the years ended January 1, 1999 and January 2, 1998, the Company determined the amount of the corporate allocations charged to its Business Units based on a percentage of the Business Units' monthly inventory balance and gross profit which percentage was determined at the beginning of the respective fiscal year. However, due to the lower than expected actual level of corporate expenses and higher than expected inventory balances in the year ended January 2, 1998, the Company overallocated corporate expenses to the Business Units. This results in a negative unallocated corporate expense amount as shown in the reconciliation of operating profit (loss) from continuing operations for the reportable segments to the amounts reported in the Company's statement of operations.

     (3) Includes approximately $2.1 million of restructuring charges.

     (4) Includes cash in advance and reserves that are not allocated by segment.

     (5) This is inventory that is common between the business unit segments. Parts can be used by either segment.

         The geographic distribution of the Company's revenues and identifiable assets are summarized in the table below in thousands.

                                                                       Geographic Area
                                              --------------------------------------------------------------------
                                                                 Europe/                     Other
                                                  U.S.         Middle East    Asia     Foreign Countries  Eliminations      Total
   1998
        Sales to unaffiliated customers   (1)      $ 139,807    $ 63,987    $ 34,172      $ 22,314             $ -        $ 260,279
        Intergeographic transfers                     79,416           -       1,153             -         (80,569)               -
                                              --------------------------------------------------------------------------------------
        Total revenue                              $ 219,223    $ 63,987    $ 35,325      $ 22,314       $ (80,569)       $ 260,279
                                              --------------------------------------------------------------------------------------

        Identifiable assets                        $ 134,170    $ 13,384     $ 9,460          $ 28          $ (763)       $ 156,279

   1997
        Sales to unaffiliated customers   (1)      $ 140,953    $ 56,844    $ 39,093      $ 22,003             $ -        $ 258,894
        Intergeographic transfers                     29,481       2,482       1,198             -         (33,161)               -
                                              --------------------------------------------------------------------------------------
        Total revenue                              $ 170,434    $ 59,326    $ 40,291      $ 22,003       $ (33,161)       $ 258,894
                                              --------------------------------------------------------------------------------------

        Identifiable assets                        $ 185,809    $ 11,897    $ 10,584          $ 39          $ (666)       $ 207,663

   1996
        Sales to unaffiliated customers   (1)      $ 116,594    $ 47,084    $ 42,251      $ 15,996             $ -        $ 221,924
        Intergeographic transfers                     70,366           -       1,474             -         (71,840)               -
                                              --------------------------------------------------------------------------------------
        Total revenue                              $ 186,960    $ 47,084    $ 43,725      $ 15,996       $ (71,840)       $ 221,924
                                              --------------------------------------------------------------------------------------

        Identifiable assets                        $ 166,400    $ 14,355    $ 10,037           $ 5          $ (956)       $ 189,841


(1) Sales attributed to countries based on the location of the customer.

         Transfers between U.S. and foreign geographic areas are made at prices based on total costs and contributions of the supplying geographic area. The Company's subsidiaries in the Pacific Rim and Asia have derived revenue from commissions from domestic operations in each of the periods presented. These commission revenues and expenses are excluded from total revenue and operating income (loss) in the preceding table. Sales to unaffiliated customers in Japan are made by the Company's Japanese subsidiary.

         No single customer accounted for 10% or more of total revenues in fiscal 1998, 1997 or 1996.

Note 3 - Discontinued Operations:

         On October 2, 1998, the Company adopted a plan to discontinue its General Aviation division. The Company anticipates that the division will be disposed of by June 30, 1999. Accordingly, the General Aviation division is being reported as a discontinued operation for all periods presented in these financial statements. Net assets of the discontinued operation at October 2, 1998, were written off and consisted primarily of inventory, property, plant, equipment, and intangible assets.

         The estimated loss on the disposal of the discontinued operation is $19.9 million. The estimate includes a write-off of net assets of $12.7 million and a provision of $7.2 million for costs of disposal, including severance costs, facility and certain other contractual costs, and anticipated operating losses through the estimated date of disposal.

     The net assets, which have been written off in fiscal 1998, and the net assets of discontinued operations for fiscal 1997 are summarized as follows:

                                               January 1,       January 2,
                                                  1999             1998
-------------------------------------------------------------  --------------
(in thousands)

Inventory                                            $ 7,283         $ 5,388
Other current assets                                     451              48
Plant and equipment, net                               3,241           2,289
Other non-current assets                               1,754           2,200
Less write offs                                      (12,729)              -
                                                               --------------
                                             ================  ==============
   Net assets of discontinued operations                 $ -         $ 9,925
                                             ================  ==============

         The provision of $7.2 million consisted of $2.9 million of severance costs, $1.9 million of facility and certain other contractual costs, and $2.4 million of anticipated operating losses through the estimated date of disposal of March 31, 1999.

         As of January 1, 1999, the Company had incurred expenses of $390,000. The Company has a remaining provision of $6.7 million for the costs of disposal, including severance costs, facility and certain other contractual costs, and anticipated operating losses through the estimated date of disposal.

The net revenues of the discontinued operation are not included in net revenues of continuing operations in the accompanying statements of operations. The operating results of the discontinued operation are summarized as follows:


                                         January 1,       January 2,       December 31,
                                            1999             1998              1996
-------------------------------------------------------------------------------------------
(in thousands)
Net revenues                                  $ 13,482        $ 13,411            $ 11,736
Income (loss) before tax provision              (6,911)         (9,418)             (5,691)
Income tax provision (benefit)                       -            (176)                  -
                                       ================  ==============  ==================
Net loss                                        (6,911)         (9,242)             (5,691)
                                       ================  ==============  ==================
Basic net loss per share                       $ (0.31)        $ (0.41)            $ (0.26)
Diluted net income loss per share              $ (0.31)        $ (0.40)            $ (0.26)

Note 4 -  Balance sheet components:

                                             January 1,          January 2,
                                               1999                1998
-----------------------------------------------------------------------------
 (In thousands)

 Inventories
        Raw materials                            $ 22,480            $ 28,477
        Work-in-process                             4,033               6,230
        Finished goods                             10,653               7,678
                                          ----------------    ----------------

                                                 $ 37,166            $ 42,385
                                          ================    ================

 Property and equipment
        Machinery and equipment                  $ 59,520            $ 51,350
        Furniture and fixtures                      5,763               4,514
        Leasehold improvements                      6,700               6,007
                                          ----------------    ----------------
                                                   71,983              61,871
        Less accumulated depreciation             (56,879)            (42,195)
                                          ----------------    ----------------
                                                 $ 15,104            $ 19,676
                                          ================    ================
Note 5 - Bank line of credit:

         In August 1997, the Company entered into a three-year $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). This credit facility replaced the previous two-year $30,000,000 unsecured line that expired in August 1997. The Credit Agreement enables the Company to borrow up to $50,000,000, provided that certain financial and other covenants are met. Under a separate agreement the Company has an additional $5,000,000 line of credit provided only by the lead bank under the Credit Agreement for "Letter of Credit" purposes, and this is also subject to the covenants in the main facility. The Credit Agreement provides for payment of a commitment fee of 0.25% and borrowings to bear interest at 1% over LIBOR if the total funded debt to EBITDA is less than or equal to 1.00 times, 0.3% and borrowings to bear interest at 1.25% over LIBOR if the ratio is greater than 1.00 times and less than or equal to 2.00 times, or 0.4% and borrowings to bear interest at 1.75% over LIBOR if the ratio is greater than 2.00 times. In addition to borrowing at the specified LIBOR rate, the Company has the right to borrow with interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date, the Company has not made any borrowings under the lines. In addition, the Company is restricted from paying dividends under the terms of the Credit Agreement.

         As of October 27, 1998, the Agent and Lenders of the $50,000,000 unsecured revolving credit facility granted a limited waiver of the Company's compliance with various loan covenants as of October 2, 1998 until December 15, 1998. The Agent and Lenders granted a second limited waiver (an extension of the first limited waiver) for the Company's compliance with various loan covenants that extended from January 1, 1999 through February 16, 1999. As of February 16, 1999 the Company, the Agent and the Lenders agreed to new covenants that will be tested by a compliance document as of April 2, 1999, and for the life of the loan which expires in August of 2000. The $50,000,000 revolving credit facility was modified to include the $5,000,000 line of credit for Letter of Credit purposes to simplify the entire arrangement as less than $150,000 was being utilized under the separate facility as of January 1, 1999. To date, the Company has not made any borrowings under the $50,000,000 revolving credit facility.

Note 6 - Restructuring:

         In the third and fourth quarters of fiscal 1998, the Company recorded restructuring charges totaling $10.3 million classified as operating expenses.

These charges are a result of the Company's reorganization to improve business processes and to decrease organizational redundancies, to improve management accountability and to improve the Company's focus on profitable operations. As a result of the reorganization, the Company has downsized its operations, including reducing headcount and facilities space usage and canceling its enterprise wide information system project and certain research and development projects. The impact of these decisions is that significant amounts of the Company's fixed assets, prepaid expenses, and purchased technology have been impaired and certain liabilities incurred. The Company has written down the related assets to their net realizable values and made provisions for the estimated liabilities.

     The elements of the charges in 1998 and the amounts remaining at January 1, 1999, on the balance sheet are as follows (in thousands):

                                                                           Remaining in
                                         Total         Amounts paid/     accrued liabilites
                                      charged to       written off            as of
                                        expense         in 1998          January 1, 1999
                                     ----------------  --------------  --------------------
Employee termination benefits              $ 2,864         $ (1,200)              $ 1,664
Facility space reductions                    1,061                -                 1,061
Enterprise wide information system
     abandonment                             6,360           (4,895)                1,465
                                     ================= =============  ====================
     Subtotal                             $ 10,285         $ (6,095)              $ 4,190
                                     ================= =============  ====================

         The cash expenditures associated with the remaining obligations will occur primarily in fiscal 1999.

Note 7 - Long-term debt and other noncurrent liabilities:

 Long-term debt consists of the following:
                                              January 1,       January 2,
                                                 1999             1998
---------------------------------------------------------------------------
 (In thousands)

 Subordinated notes                              $ 29,703         $ 29,600
 Installment loan obligations                       2,776                -
 Other                                                549            1,141
                                             -------------    -------------
                                                   33,028           30,741
 Less current portion                               1,388               44
                                             -------------    -------------
 Noncurrent portion                              $ 31,640         $ 30,697
                                             =============    =============

         During June 1994, the Company issued $30.0 million of subordinated promissory notes bearing interest at an annual rate of 10%, with principal due on June 15, 2001. Interest payments are due monthly in arrears. The notes are subordinated to the Company's senior debt, which is defined as all pre-existing indebtedness for borrowed money and certain future indebtedness for borrowed money (including, subject to certain restrictions, secured bank borrowings and borrowed money for the acquisition of property and capital equipment) and trade debt incurred in the ordinary course of business. If the Company prepays any portion of the principal, it is required to pay additional amounts if U.S. Treasury obligations of a similar maturity exceed a specified yield. Under the agreement, the Company is restricted from paying dividends.

         The issuance of the notes also included warrants entitling holders to purchase 400,000 shares of common stock at a price of $10.95 per share at any time through June 15, 2001. The warrants are included in shareholders' equity at their appraised fair value of $700,000 at the time of issue. The net proceeds of the notes were $29,348,000 after issuance costs of $652,000. The notes are shown under noncurrent liabilities, net of appraised fair value attributed to the warrants. The value of the warrants and the issuance costs are being amortized and included in interest expense, using the interest rate method over the term of the subordinated promissory notes. The effective annual interest rate on the notes is 11.5%. Under the terms of the note, the Company is required to meet a minimum consolidated net worth requirement. The Company is in the process of negotiating a reduction of this minimum requirement. If the company is not successful in negotiating a reduction in the minimum consolidated net worth requirement and the Company incurs future losses; the accumulated losses may cause the company to be in default of its loan covenants. Such events could have a material adverse effect on the Company's profitability.

         Other long-term debt represents deferred rent obligations, rental inducements on certain of the Company's leased facilities, an installment loans for a fixed asset purchase. There are three installment loans for capitalized software, which in total, have two annual payments of $1,388,000. The first installment loan consists of two payments of $129,480.00 due May 30, 1999 and May 30, 2000. The second installment loan consists of two payments of $942,800.00 due May 30, 1999 and May 30, 2000. The third installment loan consists of two payments of 315,912.00 due May 01, 1999 and May 01, 2000. The lease agreements provide for scheduled increases in lease payments over the terms of the leases.

Note 8 - Lease obligations and commitments:

         The Company's principal facilities in the United States are leased under noncancelable operating leases that expire at various dates from 1999 through 2003. The Company has options to renew certain of these leases for an additional five years. The Company's United Kingdom subsidiary leases a facility under an operating lease that expires in 2015.


 Future minimum payments required under noncancelable operating leases are as follows:
                                                         Operating
                                                           Leases
----------------------------------------------------------------------
 (In thousands)

 1999                                                         $ 4,991
 2000                                                           4,131
 2001                                                           1,752
 2002                                                           1,372
 2003                                                             690
 Thereafter                                                       905
                                                      ================
 Total                                                       $ 13,841
                                                      ================

     Rent expense under operating leases was $6,287,000 in 1998, $5,472,400 in 1997, and $6,004,800 in 1996.

Note 9 - Fair value of financial instruments:

         Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                      January 1, 1999
                                              --------------------------------
                                                Carrying             Fair
 (In thousands)                                  Amount              Value
------------------------------------------------------------------------------

 Assets:
 Cash and cash equivalents (Note 1)               $ 40,865           $ 40,865
 Short-term investments (Note 1)                    16,269             16,269

 Liabilities:
 Forward foreign exchange contracts (Note 1)        $  281            $   281
 Subordinated notes (Note 7)                        29,703             30,167

         The fair value of the subordinated notes has been estimated using an estimate of the interest rate the Company would have had to pay on issuance of notes with a similar maturity, and discounting the cash flows at that rate. The fair values do not give an indication of the amount that the Company would have to pay to extinguish any of this debt.

         The fair value of forward foreign exchange contracts is estimated based on quoted market prices of comparable contracts, and these contracts are restated to the fair value at the end of every month.

Note 10 - Income taxes:

         The income tax provision (benefit) consists of the following (in thousands):

                                       January, 1     January 2,    December 31,
 Years ended                             1999           1998           1996
--------------------------------------------------------------------------------

 Federal:
      Current                              $ 233        $ 1,344       $ (2,557)
      Deferred                                 -              -          1,208
                                      -----------    -----------    -----------
                                             233          1,344         (1,349)
                                      -----------    -----------    -----------
 State:
      Current                                 20             10              5
      Deferred                                 -              -              -
                                      -----------    -----------    -----------
                                              20             10              5
                                      -----------    -----------    -----------
 Foreign:
      Current                              1,195          1,116          1,060
      Deferred                               (48)            26            (16)
                                      -----------    -----------    -----------
                                           1,147          1,142          1,044
                                      -----------    -----------    -----------
 Income tax  provision (benefit)         $ 1,400        $ 2,496         $ (300)
                                      ===========    ===========    ===========

         The domestic income (loss) from continuing operations before income taxes (including royalty income subject to foreign withholding taxes) was approximately ($26,220,000), $18,800,000, and ($7,615,000) in fiscal years 1998,
1997 and 1996.

         The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows (in thousands):

                                         January, 1     January 2,  December 31,
 Years ended                               1999           1998          1996
--------------------------------------------------------------------------------

 Expected tax from continuing operations
      at 35% in all years                 $ (8,827)     $ 7,356       $ (2,069)
 Tax account valuation adjustments               -       (4,100)        (1,630)
 Operating loss not utilized (utilized)      9,178       (1,410)         2,585
 Foreign withholding taxes                     467          403            170
 Foreign tax rate differential                 329          (28)           277
 Other                                         253          275            367
                                        -----------  -----------    -----------
 Income tax provision (benefit)            $ 1,400      $ 2,496         $ (300)
                                        ===========  ===========    ===========
     Effective tax rate                        (6%)         12%             5%
                                        ===========  ===========    ===========

         The   components  of  deferred  taxes  consist  of  the  following  (in thousands):

                                                    January, 1     January 2,
                                                      1999           1998
-----------------------------------------------------------------------------


 Deferred tax liabilities:
      Goodwill                                            $ -          $ 866
      Other individually immaterial items                 178            290
                                                   -----------    -----------
      Total deferred tax liabilities                      178          1,156
                                                   -----------    -----------

 Deferred tax assets:
      Inventory valuation differences                  10,423          6,480
       Expenses not currently deductible                9,907          3,017
      Federal credit carryforwards                      7,252          6,316
       Depreciation                                     3,689          1,163
      State credit carryforwards                        3,138          2,099
      Federal net operating loss (NOL) carryforward     3,023              -
      Warranty                                          2,090          1,234
      Other individually immaterial items               2,660            825
                                                   -----------    -----------
      Total deferred tax assets                        42,182         21,134

      Valuation allowance                             (41,599)       (19,622)
                                                   -----------    -----------
      Total deferred tax assets                           583          1,512
                                                   -----------    -----------
 Total net deferred tax assets                          $ 405          $ 356
                                                   ===========    ===========

         The NOL and credit carryforwards listed above expire in 1999 through 2018.

         The valuation allowance decreased by $300 thousand in 1997. Approximately $7.2 million of the valuation allowance at January 1, 1999 relates to the tax benefits of stock option deductions which will be credited to equity when realized.

Note 11 - Shareholders' equity:

         1993 Stock Option Plan. In 1992, the Company's Board of Directors adopted the 1993 Stock Option Plan (1993 Plan) to replace the Company's 1983 Stock Option Plan, which expired in January 1993. The 1993 Plan, as amended to date and approved by shareholders, provides for the granting of incentive and nonstatutory stock options for up to 3,800,000 shares of Common Stock to employees, consultants and directors of the Company. Incentive stock options may be granted for exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. All employee stock options granted have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The exercise price of nonstatutory stock options issued under the 1993 Plan must be at least 85% of the fair market value of Common Stock on the date of grant. As of January 1, 1999, options to purchase 2,867,658 shares were outstanding and 374,211 shares were available for future grant under the 1993 Stock Option Plan.

         1990 Director Stock Option Plan. In December 1990, the Company adopted a Director Stock Option Plan under which the Company has reserved 380,000 shares of Common Stock for options to be granted to nonemployee directors. At January 1, 1999, options to purchase 158,333 shares were outstanding and 145,833 shares were available for future grants under the Director Stock Option Plan.

     1992 Management Discount Stock Option Plan. In 1992 the Company's Board of Directors approved the 1992 Management Discount Stock Option Plan ("Discount Plan"). Under the Discount Plan, 300,000 nonstatutory stock options were reserved for grant to management employees at exercise prices that are significantly discounted from the fair market value of Common Stock on the dates of grant. Options are generally exercisable six months from the date of grant. As of January 1, 1999, there were 129,974 shares available for future grants. For accounting purposes, compensation cost on these grants is measured by the excess over the discounted exercise prices of the fair market value of Common Stock on the dates of option grant. Noncash compensation cost related to options exercised in 1998, 1997, and 1996 amounted to $0, $275,000, and $48,744, respectively. As of January 1, 1999, all outstanding options had been exercised.

         1988 Employee Stock Purchase Plan. In 1988, the Company established an employee stock purchase plan under which an aggregate of 2,350,000 shares of Common Stock have been reserved for issuance to date as approved by the shareholders. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. In 1998, 332,154 shares were issued under the plan for aggregate proceeds of $2,827,000. At January 1, 1999, the number of shares reserved for future purchases was 402,842.

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

         Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options and purchases under the Employee Stock Purchase Plan using the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997, and 1996:


                                              January 1,         January 2,       December 31,
                                                 1999               1998              1996
                                          -------------------   ---------------- ------------------
Expected dividend yield                                  $ -                $ -                $ -
Expected stock price volatility                       55.65%             58.07%             58.76%
Risk-free interest rate                                5.76%              6.36%              6.29%
Expected life of options after vesting                  1.20               1.19               0.77


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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, and the estimated fair value of purchases under the Employee Stock Purchase Plan is expensed in the year of purchase. The Company's pro forma information (in thousands except for per share data) is as follows:


                                             January 1,         January 2,      December 31,
                                               1999               1998            1996
                                         -----------------   ---------------- ---------------
Net income (loss) - as reported                $ (53,394)        $ 9,279     $  (11,302)

Net income (loss) - pro forma                  $ (58,661)        $ 2,899       $ (15,806)

Basic income (loss) per share - as reported      $ (2.38)         $ 0.42         $ (0.51)

Basic income (loss) per share - pro forma        $ (2.61)         $ 0.13         $ (0.72)

Diluted income (loss) per share - as reported    $ (2.38)         $ 0.40         $ (0.51)

Diluted income (loss) per share - pro forma      $ (2.61)         $ 0.13         $ (0.72)

         Because the fair value method is applicable only to options granted subsequent to December 31, 1994, pro forma effects will not be fully reflected until 1998. Accordingly, these figures are unlikely to be representative of the effects on reported net income for future years.

         Exercise prices for options outstanding as of January 1, 1999, ranged from $8.00 to $29.625. The weighted average remaining contractual life of those options is 7.59 years. In view of the wide range of exercise prices, the Company considers it appropriate to provide the following additional information in respect of options outstanding:


                                                Total                                                    Currently exercisable
                               Number       Weighted-average       Weighted-average        Number          Weighted-average
         Range            (in thousands)     exercise price  remaining contractul life  (in thousands)      exercise price
------------------------  ---------------  -----------------  ------------------------ -----------------  --------------------
$8.0000-$9.5000                305              $8.76                 6.13                 123                   $8.92
$9.6250 -$9.8750                72              $9.63                 3.75                  60                   $9.63
$9.9375-$9.9375                488              $9.94                 9.56                   1                   $9.94
$10.0000-$12.0000              336             $10.78                 5.70                 208                  $10.63
$12.2500-$13.1875              314             $12.80                 7.81                 135                  $12.81
$15.3750-$15.3750              762             $15.38                 7.68                 306                  $15.38
$16.8750-$17.0000               43             $17.00                 6.58                  26                  $17.00
$17.5000-$17.5000              375             $17.50                 8.34                 103                  $17.50
$17.8750-$23.0000              329             $19.35                 7.67                 146                  $19.30
$29.6250-$29.6250                2             $29.63                 6.46                   1                  $26.63
------------------------  ---------     -----------------    -------------------   -----------------  ----------------------
$8.0000-$29.6250             3,026            $13.64                  7.59               1,110                  $13.91


         Activity during 1998, 1997 and 1996 under the combined plans was as follows:

                                               January 1,                        January 2,                     December 31,
                                                 1999                              1998                             1996
                                    --------------------------------  -------------------------------  -----------------------------
                                                   Weighted-average                 Weighted-average                Weighted-average
                                     Options       exercise price      Options      exercise price      Options      exercise price
                                    -----------  -------------------  ----------   ------------------  -----------  ----------------

Outstanding at beginning of year         2,696       $15.10            2,577            $13.06           2,525            $13.49
     Granted                             1,117        11.40              962             16.45           1,522             16.57
     Exercised                            (132)       11.41             (635)             8.78            (316)             9.35
     Canceled                             (655)       16.30             (208)            15.40          (1,154)            19.61
                                    -----------                    ----------                       -----------

Outstanding at end of year               3,026       $13.64           2,696             $15.10           2,577            $13.06

Exercisable at end of year               1,110       $13.91             700             $13.20             886             $9.99

Weighted-average fair value of options
    granted during year                               $5.21                              $8.30                             $5.24


         The Company took steps to further strengthen and improve employee relationships and incentives by extending the period of exercisability for all current outstanding employee stock options from five years and three months to ten years effective as of November 3, 1998.

         During 1996, under a program approved by the Board of Directors, all employees, with the exception of officers, were offered an exchange option to replace the stock options previously issued to them, with new stock options (at an exchange ratio of 1 to 1, with a restarted vesting period commencing on the date of exchange) at a new lower price. Options on 825,456 shares were canceled (reported above as cancellations) and replaced (reported above as options granted).

         401(k) Plan. Under the Company's 401(k) Plan, U.S. employee participants may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Fund purchased 48,302 shares of Common Stock for an aggregate of $650,000 in 1998. The Company, at its discretion, matches individual employee 401(k) Plan contributions up to $100 per month. The Company's matching contributions to the 401(k) Plan were $1,159,000 in 1998, $1,033,000 in 1997 and $1,031,000 in 1996.

         Profit-Sharing Plan. In 1995, the Company introduced an employee profit-sharing plan in which all employees, excluding executives, participate. The plan distributes to employees approximately 5% of quarterly income before taxes. Payments under the plan during 1998, 1997, and 1996 were $138,000, $549,000, and $43,000, respectively.

         Common shares reserved for future issuances. As of January 1, 1999, the Company has reserved 4,078,851 common shares for issuance upon exercise of options outstanding and options available for grant under the 1993 Stock Option, 1990 Director Stock Option, and 1992 Management Discount Stock Option plans, and available for issuance under the 1988 Employee Stock Purchase plan.

Note 12 - Earnings Per Share:

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Company adopted this standard, as required for its January 2, 1998, Financial Statements. For the years presented, the Company presents both basic and diluted earnings (loss) per share.

         The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential Common Stock.


                                                             January 1,     January 2,    December 31,
                                                                1999           1998           1996
--------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Numerator:
    Income available to common shareholders:
       Used in basic and diluted income (loss) per share
          from continuing operations                           $ (26,621)      $ 18,521       $ (5,611)
       Used in basic and diluted income (loss) per share
          from discontinued operations                           (26,773)        (9,242)        (5,691)
                                                             ------------   ------------  -------------
       Used in basic and diluted income (loss) per share       $ (53,394)       $ 9,279      $ (11,302)
                                                             ------------   ------------  -------------
Denominator:
     Weighted-average number of common
        shares used in basic income (loss) per share              22,470         22,293         22,005

     Effect of dilutive securities:
          Common stock options                                         -            530              -
          Common stock warrants                                        -            124              -
                                                             ------------   ------------  -------------
     Weighted-average number of common
         shares and dilutive potential common shares
        used in diluted income (loss) per share                   22,470         22,947         22,005
                                                             ============   ============  ==============

 Basic income (loss) per share from continuing operations        $ (1.19)        $ 0.83        $ (0.25)
 Basic loss per share from discontinued operations                 (1.19)         (0.41)         (0.26)
                                                             ============   ============  =============
 Basic income (loss) per share                                   $ (2.38)        $ 0.42        $ (0.51)
                                                             ============   ============  =============

 Diluted income (loss) per share from continuing operations      $ (1.19)        $ 0.80        $ (0.25)
 Diluted loss per share from discontinued operations               (1.19)         (0.40)         (0.26)
                                                             ============   ============  =============
 Diluted income (loss) per share                                 $ (2.38)        $ 0.40        $ (0.51)
                                                             ============   ============  =============

         If the Company had reported net income in 1998, an additional 387 common equivalent shares related to outstanding options and warrants would have been included in the calculation of diluted loss per share.

Note 13 - Comprehensive Income (Loss):

     The components of accumulated other comprehensive income (loss), net of related tax at January 1, 1999 and January 2, 1998 were as follows:

                                                    Janaury 1,      January 2,
                                                       1999            1998
--------------------------------------------------------------------------------
(in thousands)

 Currency translation adjustments                         ($811)          ($556)
 Unrealized gain (loss) on short term investments            19               8
                                                    ============   =============
     Accumulated other comprehensive income (loss)        ($792)          ($548)
                                                    ============   =============

Note 14 - Statement of cash flows data:


                                                        January 1,      January 2,      December 31,
Years ended                                                1999            1998             1996
------------------------------------------------------------------------------------------------------
 (In thousands)
 Supplemental schedule of noncash investing activities:

 Common stock issued for Terra Corporation                      $ -             $ -           $ 2,857
                                                        ------------    ------------    --------------
 Supplemental disclosure of cash flow information:

 Interest paid                                              $ 3,377         $ 3,313           $ 3,457
                                                        ------------    ------------    --------------
 Income taxes paid                                          $ 1,585           $ 167             $ 483
                                                        ------------    ------------    --------------

Note 15 - Litigation:

     Settled Matters. On May 8, 1998, Satloc, Inc. a Trimble customer and competitor, filed a lawsuit in the United States District Court for the District of Arizona, action No. CIV 98-0837 PHX PGR. The complaint alleged misappropriation of trade secrets and confidential business information, intentional interference with contractual relations, intentional interference with prospective contractual relations, unfair competition, and unjust enrichment, arising from Trimble's hiring of a former Satloc, Inc. sales person. The complaint seeks injunctive relief, compensatory and punitive damages, an accounting, and attorney fees. Trimble has answered the complaint. In September 1998, Satloc, Inc. dismissed its claims with prejudice.

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

     Pending Matters. On December 6, 1995, two shareholders filed a class action lawsuit against the Company and certain directors and officers of the Company. Subsequent to that date, additional lawsuits were filed by other shareholders. The lawsuits were subsequently amended and consolidated into one complaint, which was filed on April 5, 1996. The amended consolidated complaint sought to bring an action as a class action consisting of all persons who purchased the Common Stock of the Company during the period April 18, 1995, through December 5, 1995 (the "Class Period"). The plaintiffs alleged that the defendants sought to induce the members of the Class to purchase the Company's Common Stock during the Class Period at artificially inflated prices. The plaintiffs seek recissory or compensatory damages with interest thereon, as well as reasonable attorneys' fees and extraordinary equitable and/or injunctive relief. The Company filed a motion to dismiss, which was heard by the Court on August 16, 1996. The court rejected the plaintiffs' lawsuit, but allowed thirty days to resubmit its complaint. On September 24, 1996, the plaintiffs filed an amended complaint. On April 28, 1997, the Court granted in part, and denied in part, the Company's motion to dismiss. The Court further granted the plaintiffs leave to replead certain dismissed claims. On June 19, 1997, the plaintiffs filed a third amended and consolidated complaint. The Company has answered the complaint by denying all liability. The Company does not believe that it is possible to predict the outcome of this litigation. The parties have executed a Memorandum of Understanding with respect to settlement of the litigation and anticipate the negotiation and execution of a definitive agreement in the near term. The settlement will be subject to approval by the court.

         On November 12, 1998, the Company brought suit in district court in San Jose, California against Silicon RF Technology, Inc. (SiRF) for alleged patent infringement of three Trimble patents. SiRF has a counter claim. No action by the Court has taken place yet.

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

     Other Matters. Western Atlas, a Houston based supplier to the oil exploration business, has accused Trimble and other GPS manufactures, suppliers and users of infringing two U.S. Patents owned by it, namely U.S. Patent Nos. 5,014,066 and 5,619,212. Western Atlas contends that the foregoing patents cover certain aspects of GPS receiver design. Lawsuits for infringement of these two patents are currently pending in federal district court in Houston, Texas against Garmin International Inc. and Rockwell International Corp. Although Trimble has not been sued by Western Atlas on the foregoing patents, Trimble has instructed its counsel thoroughly to investigate the infringement threat. At present Trimble does not expect this threat to have adverse consequences on Trimble's business.

         The Company is also a party to other disputes incidental to its business. The Company believes the ultimate liability of the Company as a result of such disputes, if any, would not be material to its overall financial position, results of operations, or liquidity.

Note 16 - Selected quarterly financial data (unaudited):

                                                                                First        Second         Third        Fourth
                                                                               Quarter       Quarter       Quarter       Quarter
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
1998
          Total revenue                                                        $ 71,656     $ 71,919      $ 57,420      $ 59,284
          Gross margin                                                           37,591       36,419        24,828        26,718
          Operating income (loss)                                                 4,340        2,434       (13,387)      (16,567)
          Net income (loss) from continuing operations                            4,060        2,631       (15,182)      (18,130)
          Net income (loss) from discontinued operations                         (2,145)      (2,376)      (22,252)            -
          Net income (loss)                                                       1,915          255       (37,434)      (18,130)

          Basic net income (loss) per share from continuing operations             0.17         0.11         (0.68)        (0.82)
          Basic net income (loss) per share from discontinued operations          (0.09)       (0.10)        (1.00)            -
                                                                            ============  ===========  ============  ============
          Basic net income (loss)                                                $ 0.08       $ 0.01       $ (1.68)      $ (0.82)
                                                                            ============  ===========  ============  ============


          Diluted net income (loss) per share from continuing operations           0.17         0.11         (0.68)        (0.82)
          Diluted net income (loss) per share from discontinued operations        (0.09)       (0.10)        (1.00)            -
                                                                            ============  ===========  ============  ============
          Diluted net income (loss)                                              $ 0.08       $ 0.01       $ (1.68)      $ (0.82)
                                                                            ============  ===========  ============  ============


1997
          Total revenue                                                        $ 57,470     $ 65,415      $ 61,806      $ 74,203
          Gross margin                                                           30,848       36,286        34,290        38,567
          Operating income (loss)                                                 3,647        6,722         4,022         5,452
          Net income loss from continuing operations                              3,281        6,189         3,997         5,052
          Net income loss from discontinued operations                           (1,852)      (2,324)       (2,405)       (2,659)
          Net income (loss)                                                       1,429        3,865         1,592         2,393

          Basic net income (loss) per share from continuing operations             0.14         0.29          0.18          0.23
          Basic net income (loss) per share from discontinued operations          (0.08)       (0.11)        (0.11)        (0.12)
                                                                            ============  ===========  ============  ============
          Basic net income (loss)                                                $ 0.06       $ 0.18        $ 0.07        $ 0.11
                                                                            ============  ===========  ============  ============


          Diluted net income (loss) per share from continuing operations           0.14         0.27          0.17          0.21
          Diluted net income (loss) per share from discontinued operations        (0.08)       (0.10)        (0.10)        (0.11)
                                                                            ============  ===========  ============  ============
          Diluted net income (loss)                                              $ 0.06       $ 0.17        $ 0.07        $ 0.10
                                                                            ============  ===========  ============  ============


         Significant quarterly items include the following: (i) in the third quarter of 1998 the Company recorded a$2,453,000 restructuring charge, (ii) in the fourth quarter of 1998 the Company recorded a $7,827,000 restructuring charge, (iii) in the second quarter of 1997 the Company recorded revenue of $2,222,000 from a technology license; (iv) in the third quarter of 1997 the Company recorded revenue of $1,800,000 from a development agreement in connection with an irrevocable nonrefundable nonrecurring engineering fee.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders Trimble Navigation Limited

         We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of January 1, 1999 and January 2, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at January 1, 1999 and January 2, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                ERNST & YOUNG LLP

Palo Alto, California
January 26, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

         Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The section titled  "Nominees" and the section titled  "Compliance with
Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 1999 annual meeting of shareholders to be held on June 2, 1999, (Proxy Statement) with respect to directors of the Company and compliance of the directors and executive officers of the Company with Section 16(a) of the Exchange Act required by this item are incorporated herein by reference.

         The information with respect to the executive officers of the Company required by this item is included in Part I hereof under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

         The following sections of the Proxy Statement are incorporated herein by reference: "Compensation of Executive Officers," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" and "Company Performance."

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

                                                                  Page In This
                                                                  Annual Report
                                                                  On Form 10-K

                  Consolidated Balance Sheets at January 1,
                  1999 and January 2, 1998....................           44

                  Consolidated Statements of Operations for
                  each of the three fiscal years in the period
                  ended January 1, 1999........................          45

                  Consolidated Statement of Shareholders'
                  Equity for the three fiscal years
                  ended January 1, 1999........................          46

                  Consolidated Statements of Cash Flows for
                  each of the three fiscal years in the period
                  ended January 1, 1999........................          47

                  Notes to Consolidated Financial Statements           48-65

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

         3.       Exhibits

Exhibit
Number

3.1       Restated Articles of Incorporation of the Company filed
          June 25, 1986. (18)

3.2 Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (18)

3.3 Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (18)

3.4       Certificate of Determination of the Company filed
          February 19, 1999. (18)

3.8       Amended and Restated Bylaws of the Company. (16)

4.1 Specimen copy of certificate for shares of Common Stock of the Company. (1)

4.2       Preferred Shares Rights Agreement dated as of February 18, 1999. (17)

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

10.15 International OEM Agreement dated May 30, 1989, between the Company and Geotronics AB. (1)

10.16 Patent License Agreement dated January 18, 1990, between the Company and the United States Navy.(1)

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

10.35 Sublease Agreement dated January 2, 1991, between the Company, Aetna Insurance Company, and Poqet Computer Corporation for property located at 650 North Mary Avenue, Sunnyvale, California. (2)

10.36 Lease Agreement dated February 20, 1991, between the Company, John Arrillaga Separate Property Trust, and Richard T. Peery Separate Property Trust for property located at 880 West Maude, Sunnyvale, California. (2)

10.37 Share and Asset Purchase Agreement dated February 22, 1991, among the Company and Datacom Group Limited and Datacom Software Research Limited. (3)

10.38 License Agreement dated June 29, 1991, between the Company and Avion Systems, Inc. (3)

10.40 Industrial Lease Agreement dated December 3, 1991, between the Company and Aetna Life Insurance Company for property located at 585 North Mary Avenue, Sunnyvale, California. (5)

10.41 Industrial Lease Agreement dated December 3, 1991, between the Company and Aetna Life Insurance Company for property located at 570 Maude Court, Sunnyvale, California. (5)

10.42 Industrial Lease Agreement dated December 3, 1991, between the Company and Aetna Life Insurance Company for property located at 580 Maude Court, Sunnyvale, California. (5)

10.43 Industrial Lease Agreement dated December 3, 1991, between the Company and Aetna Life Insurance Company for property located at 490 Potrero Avenue, Sunnyvale, California. (5)

10.44 Master Lease Agreement dated September 18, 1991, between the Company and United States Leasing Corporation. (5)

10.45 Equipment Financing Agreement dated May 15, 1991, between the Company and Corestates Bank, N.A.(5)

10.46+ 1992 Management Discount Stock Option and form of Nonstatutory Stock Option Agreement (5).

10.48 Equipment Financing Agreement dated April 27, 1992, with AT&T Systems Leasing Corporation. (7)

10.49** Memorandum of Understanding dated December 24, 1992, between the Company and Pioneer Electronics Corporation. (7)

10.51 Revolving Credit Agreement for $15,000,000 dated January 27, 1993, with Barclays Business Credit, Inc. (7)

10.52 $30,000,000 Note and Warrant Purchase Agreement dated June 13, 1994, with John Hancock Life Insurance Company. (9)

10.53 Revolving Credit Agreement for $20,000,000 and $10,000,000, dated August 4, 1995, with the First National Bank of Boston and
         Mellon Bank N.A., respectively. (1)

10.54    Revolving Credit Agreement - First Amendment (12)

10.55    Revolving Credit Agreement - Second Amendment (12)

10.56    Revolving Credit Agreement - Third Amendment (13)

10.57    Revolving Credit Agreement - Fourth Amendment (14)

10.58 Revolving Credit Agreement for $50,000,000 dated August 27, 1997, with Fleet National Bank, Bank of Boston N.A., Sanwa Bank of California, and ABN Amro Bank N.V., respectively. (15)

10.59    1993 Stock Option Plan, as amended (16)

10.60    1988 Employee Stock Purchase Plan, as amended (16)

10.61    Revolving Credit Agreement - Loan - Third Amendment (18)

10.62+ Employment Agreement between the Company and Bradford W. Parkinson dated September 1, 1998. (18)

10.63+ Employment Agreement between the Comany and Robert S. Cooper dated September 1, 1998. (18)

10.64+ Consulting Agreement between the comapny and Bradford W. Parkinson dated September 1, 1998. (18)

10.65+ Standby Consulting Agreement between the Comapny and Bradford W. Parkinson dated September 1, 1998. (18)

10.66+ Consulting Agreement between the Comapny and Robert S. Cooper dated September 1, 1998. (18)

10.67+ Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (18)

10.68+ Nonqualified deferred Compensation Plan of the Company effective February 10, 1994. (18)

21.1     Subsidiaries of the Company. (17)

23.1     Consent of Ernst & Young LLP, independent auditors (see page 66).

24.1     Power of Attorney (included on page 75).

27.1     Financial Data Schedule (17)

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

(3) Incorporated by reference to identically numbered exhibits filed in response to Item 16, "Exhibits and Forms 8-K," of the registrant's Report on 10-Q for the quarter ended September 30, 1991, as amended on Form 8, filed February 11, 1992.

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

(16) Incorporated by reference to identically numbered exhibits filed in response to Item 6A, "Exhibits," of the registrant's
         Annual Report on Form 10-Q for the quarter ended April 3, 1998.

(17) Incorporated by reference to Exhibit No. 1 to the registrant's Registration Statement on Form 8-A which was filed on February 18,1999.

(18)     Filed herewith.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the registrant during the fourth quarter ended January 1, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TRIMBLE NAVIGATION LIMITED



                             By:/s/ Steven W. Berglund
                                Steven W. Berglund,
                                President and Chief
                                Executive Officer


                                March 26, 1999



                                POWER OF ATTORNEY

         Know all persons by these  presents,  that each person whose  signature appears below constitutes and appoints Bradford W. Parkinson as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




  Signature                Capacity in which Signed                Date

/s/ Steven W. Berglund     President, Chief Executive            March 26, 1999
    Steven W. Berglund     Officer

/s/ Mary Ellen Genoves     Vice President Finance,               March 26, 1999
    Mary Ellen Genovese    and Chief Financial Officer
                           (principal financial and principal
                           accounting officer)

/s/ Bradford Parkinson     Director                              March 26, 1999
    Bradford W. Parkinson

/s/ Robert S. Cooper       Director                              March 25, 1999
    Robert S. Cooper


/s/ John B. Goodrich       Director                              March 26, 1999
    John B. Goodrich


/s/ William Hart           Director                              March 26, 1999
    William Hart


/s/ Charles R. Trimble     Director                              March 24, 1999
    Charles R. Trimble

                                   SCHEDULE II


                           TRIMBLE NAVIGATION LIMITED
                       VALUATION AND QUALIFIYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)

                                  Balance at                                      Balance at
                                 beginning of     (Reductions)                      end of
                                    period          Additions     Write-Offs **     period
                                ----------------  --------------  --------------  ------------
Allowance for doubtful accounts:
   Year ended December 31, 1996          $1,074          $1,595            $276        $2,393
   Year ended January 2, 1998             2,393             205             134         2,464
   Year ended January 1, 1999             2,464             458             702         2,220




                                  Balance at                                      Balance at
                                 beginning of     (Reductions)                      end of
                                    period          Additions     Write-Offs **     period
                                ----------------  --------------  --------------  ------------
Inventory Reserves:
   Year ended December 31, 1996          $5,569          $6,189          $1,876        $9,882
   Year ended January 2, 1998             9,882           2,389           2,862         9,409
   Year ended January 1, 1999             9,409           7,057           2,347        14,119

------------------------------------------

** Net of recoveries







                                       S-1

                                INDEX TO EXHIBITS


                                                              SEQUENTIALLY
EXHIBIT                                                         NUMBERED
 NUMBER                     EXHIBIT                              PAGE

3.1      Restated Articles of Incorporation of the
         Company filed June 25, 1986.                           79-80

3.2      Certificate of Amendment of Articles of
         Incorporation of the  Company filed
         October 6, 1988.                                       81-82

3.3      Certificate of Amendment of Articles of
         Incorporation of the  Company filed July 17, 1990.        83

3.4      Certificate of Determination.                          84-88

10.61    Revolving Credit Agreement - Loan - Third Amendment   89-102


10.62    Employment Agreement between Registrant and
         Bradford W. Parkinson dated September 1, 1998.       103-111

10.63    Employment Agreement between Registrant and
         Robert S. Cooper  dated September 1, 1998            113-121

10.64    Consulting Agreement between Registrant and
         Bradford W. Parkinson dated September 1, 1998.       120-126

10.65    Standby Consulting Agreement between Registrant and
         Bradford W. Parkinson dated September 1, 1998.       127-132

10.66    Consulting Agreement between Registrant and
         Robert S. Cooper  dated September 1, 1998            133-138

10.67    Emploment Agreement between Registrant and
         Steven W. Berglund dated March 17, 1999.             139-142

10.68    Nonqualified Deferred Compesation Plan of the
         Company effective February 10, 1994.                 143-165

21.1     Subsidiaries of the Company                              166

23.1     Consent of  Ernst & Young LLP,
         Independent Auditors                                     167

27.1     Financial Data Schedule for the years ended
         January 1, 1999 and January 2, 1998                      168