Form 10-Q
period 1999-04-02
TRIMBLE NAVIGATION LTD /CA/
filed 1999-05-13
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 2, 1999

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

                  Yes      X                No

     As of May 7, 1999, there were 22,278,800 shares of Common Stock (no par value) outstanding.

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


                                      INDEX
                                                                         Page
PART I.         FINANCIAL INFORMATION                                    Number


  Item 1.      Financial Statements

               Condensed Consolidated Balance Sheets -
               April 2, 1999 and January 1, 1999                           3

               Condensed Consolidated Statements of Operations -
               Three Months ended April 2, 1999 and April 3, 1998          4

               Condensed Consolidated Statements of Cash Flows -
               Three Months ended April 2, 1999 and April 3, 1998          5

               Notes to Condensed Consolidated Financial
               Statements                                                  6

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        14


PART II. OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                           26


SIGNATURES                                                                27

   PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

                                     TRIMBLE NAVIGATION LIMITED
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      April 2,       January 1,
                                                        1999            1999
   -----------------------------------------------------------------------------
   (In thousands)                                   (Unaudited)
    ASSETS
    Current assets:
       Cash and cash equivalents                         $53,427       $ 40,865
       Short term investments                              8,614         16,269
       Accounts and other receivable, net                 37,079         33,431
       Inventories                                        34,879         37,166
       Other current assets                                5,042          4,173
                                                    -------------  -------------
          Total current assets                           139,041        131,904

       Net property and equipment                         15,001         15,104
       Intangible assets                                   1,297          1,320
       Deferred income taxes                                 408            405
       Other assets                                        8,191          7,546
                                                    -------------  -------------
          Total assets                                  $163,938       $156,279
                                                    =============  =============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Current portion of long-term debt                 $ 1,388        $ 1,388
       Accounts payable                                   14,418         13,000
       Accrued compensation and benefits                   7,837          4,696
       Customer advances                                     997            808
       Accrued liabilities                                14,416         15,474
       Accrued liabilities related to disposal of
         General Aviation                                  7,084          6,743
       Accrued warranty expense                            5,901          5,681
       Income taxes payable                                2,618          2,158
                                                    -------------  -------------
          Total current liabilities                       54,659         49,948
                                                    -------------  -------------
    Noncurrent portion of long-term debt
      and other liabilities                               31,529         31,640
                                                    -------------  -------------
          Total liabilities                               86,188         81,588
                                                    -------------  -------------
    Shareholders' equity:
       Common stock                                      121,666        121,501
       Common stock warrants                                 700            700
       Accumulated deficit                               (43,704)       (46,718)
       Unrealized gain on short term investments              12             19
       Foreign currency translation adjustment              (924)          (811)
                                                    -------------  -------------
          Total shareholders' equity                      77,750         74,691
                                                    -------------  -------------
          Total liabilities and shareholders' equity    $163,938       $156,279
                                                    =============  =============

   See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                        April 2,      April 3,
                                                          1999         1998*
------------------------------------------------------------------------------
(In thousands, except per share data)

 Total revenue                                          $ 68,770     $ 74,161
                                                     ------------   ----------
 Operating expenses:
     Cost of sales                                        33,203       35,835
     Research and development                              8,507       11,154
     Sales and marketing                                  13,304       15,826
     General and administrative                           10,023        7,064
                                                     ------------   ----------
          Total operating expenses                        65,037       69,879
                                                     ------------   ----------
 Operating income                                          3,733        4,282
                                                     ------------   ----------
 Nonoperating income (expense):
     Interest income                                         691        1,043
     Interest and other expenses                            (817)        (858)
     Foreign exchange gain (loss) , net                      (61)          35
                                                     ------------   ----------
                                                            (187)         220
                                                     ------------   ----------
 Income before income taxes from
      continuing operations                                3,546        4,502
 Income tax provision                                        532          500
                                                     ------------   ----------
 Net income from continuing operations                   $ 3,014      $ 4,002
                                                     ------------   ----------
Discontinued operations:
     Loss from operations (net of income tax
         benefit of zero in 1998)                              -       (2,087)
                                                     ------------   ----------
 Net income                                              $ 3,014      $ 1,915
                                                     ============   ==========

 Basic income per share from continuing operations        $ 0.14       $ 0.18
 Basic income (loss) per share from
     discontinued operations                                   -        (0.09)
                                                     ------------   ----------
 Basic net income per share                               $ 0.14       $ 0.08
                                                     ============   ==========
 Shares used in calculating basic
      income (loss) per share                             22,262       22,780
                                                     ============   ==========

 Diluted income per share from continuing operations      $ 0.14       $ 0.17
 Diluted income (loss) per share from
     discontinued operations                                   -        (0.09)
                                                     ------------   ----------
 Diluted net income per share                             $ 0.14       $ 0.08
                                                     ============   ==========
 Shares used in calculating diluted
      income (loss) per share                             22,265       23,620
                                                     ============   ==========


* Certain amounts in this period have been restated for the discontinued operation (General Aviation) and subsequent to the restatement, certain amounts in this period related to certain product lines have been reclassified to include amounts in continuing operations that were previously included in discontinued operations. See Note 3 for further explanation.

See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                          April 2,     April 3,
                                                           1999         1998*
-------------------------------------------------------------------------------
(In thousands)

 Net cash provided by operating activities of
    continuing operations                                 $ 8,054     $ 3,121
 Net cash used by operating activities of
     discontinued operations                                  $ -     $ (2,087)
                                                      ------------ ------------
 Net cash provided by operating activities                $ 8,054      $ 1,034
                                                      ------------ ------------
 Cash flow from investing activities:
      Purchase of short term investments                   (2,595)     (14,853)
      Maturities of short term investments                 10,250       14,500
      Sales of short term investments                           -            -
      Acquisition of property and equipment                (2,186)      (2,665)
      Capitalized patent expenditures                        (277)        (282)
                                                      ------------ ------------
        Net cash provided (used) in investing
          activities of continuing operations               5,192       (3,300)
        Net cash used in investing activities
          of discontinued operations                           -           43
                                                      ------------ ------------
        Net cash provided (used) in
          investing activities                              5,192       (3,257)
                                                      ------------ ------------
 Cash flow from financing activities:
      Issuance of common stock                                165        1,097
      Repurchase of common stock                                -       (1,858)
      Payment of notes receivable                            (877)        (183)
      Proceeds from long-term debt and revolving
        credit facilities                                      28          147
                                                      ------------ ------------
        Net cash used by financing activities of
          continuing operations                             (684)        (797)
                                                      ------------ ------------
        Net cash used by financing activities               (684)        (797)
                                                      ------------ ------------

 Net increase (decrease) in cash and cash equivalents     12,562       (3,020)

 Cash and cash equivalents -- beginning of period         40,865       19,951
                                                      ------------ ------------
 Cash and cash equivalents -- end of period             $ 53,427     $ 16,931
                                                      ============ ============

 Supplemental disclosures of cash flow information:
      Cash paid (received) during the period for:
        Interest                                           $ 838        $ 792
        Income taxes, net of refunds                       $ (31)       $ 681


* Certain amounts in this period have been restated for the discontinued operation (General Aviation) and subsequent to the restatement, certain amounts in this period related to certain product lines have been reclassified to include amounts in continuing operations that were previously included in discontinued operations. See Note 3 for further explanation.

See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

     The condensed consolidated financial statements for the three month periods ended April 2, 1999, and April 3, 1998, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at January 1, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 1999. The quarter ended April 3, 1998 has been restated to reflect a subsequently retained portion of discontinued operations. See Note 3.

     The Company has a 52-53 week fiscal year which ends on the Friday nearest to December 31, which for fiscal 1999 will be December 31, 1999.

     The results of operations for the three month period ended April 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - Inventories:

     Inventories from continuing operations consist of the following:

                                        April 2,               January 1,
                                         1999                    1999
---------------------------------------------------------------------------
(In thousands)

Raw materials                           $ 18,249                  $ 22,480
Work-in-process                            6,474                     4,033
Finished goods                            10,156                    10,653
                                   --------------       -------------------
                                        $ 34,879                  $ 37,166
                                   --------------       -------------------

NOTE 3 - Discontinued Operations:

     On October 2, 1998, the Company adopted a plan to discontinue its General Aviation division. The Company currently anticipates that the division will be disposed of by June 30, 1999. Accordingly, the General Aviation division is being reported as a discontinued operation for all periods presented in these financial statements. Net assets of the discontinued operation at October 2, 1998 were written off and consisted primarily of inventory, property, plant and equipment and intangible assets.

     As of April 2, 1999, the Company had incurred cumulative expenses of $4.1 million consisting of $596,000 for severance, $254,000 for other contractual costs, and $3.3 million for operating loss for the discontinued operation through the date of disposal. The Company has a remaining provision of $7.1 million which consists of $2.2 of severance costs, $1.6 million for facility and certain other contractual costs, and $3.3 million for the estimated operating losses through the estimated date of disposal.

     On March 31, 1999 the Company made the decision to retain certain product lines included within the General Aviation division which were part of the previously planned discontinued operation. The basis of the decision was that these products use common raw materials and labor which are necessary for the Company's Air Transport products and, therefore, these product lines could be retained without adding additional overhead from the overhead currently required for the Air Transport products. The revenues and costs related to the products retained have been included in the results of operations of continuing operations in the periods presented.

     The net revenues of the discontinued operation have been restated to exclude the retained product lines and are not included in net revenues of continuing operations in the accompanying statements of operations. The operating results for the first quarter of 1998 of the discontinued operation are summarized as follows:


                                                    Three Months Ended
                                                            April 3,
                                                              1998
---------------------------------------------------------------------
(In thousands)
    Net revenues                                             $ 2,447
    Income (loss) before tax provision                        (2,087)
    Income tax provision                                           -
                                                        -------------
         Net loss                                           $ (2,087)
                                                        =============

    Basic net loss per share                                 $ (0.09)
    Diluted net loss per share                               $ (0.09)

     The following table represents revenue,  gross margin, and operating income
(loss) associated with certain product lines that were included in previously disclosed loss from discontinued operation numbers reported in the Company's Annual Report on Form 10-K, for the year ended January 1, 1999.



          Fiscal                                                Operating
           Year            Revenue           Gross Margin     Income (Loss)
---------------------------------------------------------------------------
(In thousands)

           1994           $ 5,916             $ 3,907              $ 1,265
           1995             6,623               3,467                  471
           1996             4,861               2,055                 (552)
           1997             7,545               2,513               (1,141)
           1998             6,939               1,666               (1,069)(1)


(1) The Operating loss represents the loss incurred for the first three quarters of 1998, as the operating loss for the fourth quarter was included in the estimated loss on disposal.

     During the fourth quarter of 1998, the following results associated with these product lines were included in our estimated loss on disposal of discontinued operations.


                            Revenue        Gross Margin       Income (Loss)
-------------------------------------------------------------------------------
(in thousands)

    Q4 1998                   $ 1,369          $ 417             $ 417


NOTE 4 - Restructuring Charge:

     In fiscal 1998, the Company recorded restructuring charges totaling $10.3 million in operating expenses.

     These charges were a result of the Company's ongoing reorganization activities, through which the Company has downsized its operations, including reducing headcount and facilities space usage, and canceled its enterprise wide information system project as well as certain research and development projects. The impact of these decisions was that significant amounts of the Company's fixed assets, prepaid expenses, and purchased technology have been impaired and certain liabilities incurred. The Company wrote down the related assets to their net realizable values and made provisions for the estimated liabilities as part of these restructuring activities.

     The activity in fiscal 1999 related to the restructuring and the amounts remaining at April 2, 1999 on the balance sheet are as follows (in thousands):


                                     Total
                                  charged to     Amounts paid/     Amounts paid/        Remaining in
                                  expense in      written off       written off      accrued liabilites
                                  fiscal 1998       in 1998          in Q1 1999      as of April 2, 1999
                                ------------- -----------------  ------------------- --------------------
Employee termination benefits        $ 2,864      $ (1,200)          $ (465)                $ 1,199
Facility space reductions              1,061             -             (371)                    690
ERP system abandonment                 6,360        (4,895)            (665)                    800
                                ------------- ----------------  -------------------- ---------------------
     Subtotal                        $10,285      $ (6,095)        $ (1,501)                $ 2,689
                                ============= ================  ==================== =====================

NOTE 5 - Segment Information:

     The Company manages its industry segment within two Business Units: the Precision Positioning Group (PPG) and the Mobile and Timing Technologies (MTT) Group.

     The accounting policies applied by each of the markets are the same as those used by the Company in general.

     The following table presents revenues, operating income (loss), and identifiable assets by the Company's Business Units. The Company has no inter-Business Unit sales or transfers. As presented operating income (loss) consists of net sales less operating expenses, excluding general corporate expenses, interest income (expense), and income taxes. The identifiable assets that the Chief Operating Decision Maker (CODM) views by industry market are accounts receivable and inventory. The Company does not report depreciation and amortization or capital expenditures by industry markets to the CODM.


                                   ----------------------------------------
                                             Three Months Ended
                                                April 2, 1999
                                   ----------------------------------------
                                               (in thousands)
                                   ----------------------------------------
                                            PPG          MTT         Total
                                   ----------------------------------------
External  net revenue                   $ 42,566     $ 26,204     $ 68,770
Operating profit/(loss) before
     corporate allocations                14,385        3,325       17,710
Corporate allocations (1)                 (6,186)      (2,491)      (8,677)
                                   ----------------------------------------
Operating profit/(loss) from
     continuing operations               $ 8,199        $ 834      $ 9,033
Assets:
   Accounts recievable (2)                31,188       20,858       52,046
    Inventory                             11,935       20,670       32,605


                                   ----------------------------------------
                                             Three Months Ended
                                                April 3, 1998
                                   ----------------------------------------
                                               (in thousands)
                                   ----------------------------------------
                                            PPG          MTT         Total
                                   ----------------------------------------
External  net revenue                   $ 41,146     $ 33,015     $ 74,161
Operating profit/(loss) before
     corporate allocations                 6,147        4,314       10,461
Corporate allocations (1)                 (3,847)      (1,958)      (5,805)
                                   ----------------------------------------
Operating profit/(loss) from
     continuing operations               $ 2,300      $ 2,356      $ 4,656
Assets:
   Accounts recievable (2)                38,230       23,311       61,541
    Inventory                             15,815       20,315       36,130


(1) For the quarter ended April 2, 1999, the Company determined the amount of corporate allocations charged to its Business Units based on a percentage of the Business Units' monthly revenue, gross profit, and controllable spending (Research and Development marketing, and General and
     Administrative). For the quarter ended April 3, 1998, the Company determined the amount of the corporate allocations charged to its Business Units based on a percentage of the Business Units' monthly inventory balance and gross profit. Allocation percentages were determined at the beginning of each of the respective fiscal years.

(2) As presented, accounts receivable excludes cash in advance which is not allocated between Business Unit segments.

Following are reconciliations corresponding to totals in the accompanying consolidated financial statements (in thousands):

                                                         April 2,      April 3,
Revenues:                                                  1999          1998
----------------------------------------------------  ------------ -------------
Total for reportable markets                             $ 68,770      $ 74,161
                                                     ============= =============
Operating profit/(loss) from continuing operations:
-----------------------------------------------------
Total for reportable markets                              $ 9,033       $ 4,656
Unallocated corporate expenses                             (5,300)         (374)
                                                     ============= =============
     Income before income taxes from
          continuing operations                           $ 3,733       $ 4,282
                                                     ============= =============
Assets:
-----------------------------------------------------
Accounts receivable total for reportable markets         $ 52,046      $ 61,541
Unallocated (1)                                           (14,967)      (12,285)
                                                     ============= =============
   Total                                                 $ 37,079      $ 49,256
                                                     ============= =============

Inventory total for reportable markets                   $ 32,605      $ 36,130
Common inventory (2)                                      $ 2,274      $ 11,333
                                                     ============= =============
   Net inventory                                         $ 34,879      $ 47,463
                                                     ============= =============


(1) Includes cash in advance and reserves that are not allocated by Business Unit segment.

(2) Consists of inventory that is common between the Business Unit segments. Parts can be used by either segment.

NOTE 6 - Comprehensive Income (Loss):

     The components of comprehensive income, net of related tax for the three months ended April 2, 1999 and April 3, 1998 are as follows:


                                                   Three Months Ended
                                                April 2,         April 3,
                                                  1999             1998
--------------------------------------------------------------------------
(In thousands)

Net income                                       $ 3,014          $ 1,915
Unrealized gains/(losses) on securities               (7)               5
Foreign currency translation adjustments            (113)            (204)
                                            -------------  ---------------
Comprehensive income                             $ 2,894          $ 1,716
                                            =============  ===============

     The components of accumulated other comprehensive income (loss), net of related taxes at April 2, 1999 and January 1, 1999 is as follows:

                                                  April 2,       January 1,
                                                    1999            1999
----------------------------------------------------------------------------
(In thousands)

Unrealized gains on securities                        $ 12             $ 19
Foreign currency translation adjustments              (924)            (811)
                                             --------------  ---------------
Accumulated comprehensive income (loss)             $ (912)          $ (792)
                                             ==============  ===============

NOTE 7 - New Accounting Standards:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require the Company to record all derivatives held on the balance sheet at fair value beginning for fiscal year 2000. Derivatives that are not hedges must be adjusted to fair value through income. With respect to derivatives which are hedges, then depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company expects to adopt SFAS 133 as of the beginning of its fiscal year 2000. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE 8 - Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                       Three Months Ended
                                                                      April 2,       April 3,
                                                                        1999           1998
-------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Numerator:
    Income from continuing operations available to common
       shareholders used in basic and diluted income per share          $ 3,014          $ 4,002

    Loss from discontinued operations available to common
       shareholders used in basic and diluted income per share              $ -         $ (2,087)
                                                                   -------------   --------------
    Income from operations available to common
       shareholders used in basic and diluted income per share          $ 3,014          $ 1,915
                                                                   =============   ==============
Denominator:
     Weighted-average number of common
        shares used in calculating basic income per share                22,262           22,780

     Effect of dilutive securities:
          Common stock options                                                3              658
          Common stock warrants                                               -              182
                                                                   -------------   --------------
     Weighted-average number of common
         shares and dilutive potential common shares
        used in calculating diluted income per share                     22,265           23,620
                                                                   =============   ==============

 Basic income per share from continuing operations                       $ 0.14           $ 0.18
 Basic income (loss) per share from discontinued operations                 $ -          $ (0.09)
                                                                   -------------   --------------
 Basic income per share                                                  $ 0.14           $ 0.08
                                                                   =============   ==============

 Diluted income per share from continuing operations                     $ 0.14           $ 0.17
 Diluted income (loss) per share from discontinued operations               $ -          $ (0.09)
                                                                   -------------   --------------
 Diluted income per share                                                $ 0.14           $ 0.08
                                                                   =============   ==============

NOTE 9 - Contingencies:

Shareholder Litigation

     On December 6, 1995, two shareholders filed a class action lawsuit against the Company and certain directors and officers of the Company. Subsequent to that date, additional lawsuits were filed by other shareholders. The lawsuits were subsequently amended and consolidated into one complaint, which was filed on April 5, 1996. The amended consolidated complaint sought to bring an action as a class action consisting of all persons who purchased the Common Stock of the Company during the period April 18, 1995, through December 5, 1995 (the "Class Period"). The plaintiffs alleged that the defendants sought to induce the members of the Class to purchase the Company's Common Stock during the Class Period at artificially inflated prices. The plaintiffs seek recissory or compensatory damages with interest thereon, as well as reasonable attorneys' fees and extraordinary equitable and/or injunctive relief. The Company filed a motion to dismiss, which was heard by the Court on August 16, 1996. The court rejected the plaintiffs' lawsuit, but allowed thirty days to resubmit its complaint. On September 24, 1996, the plaintiffs filed an amended complaint. On April 28, 1997, the Court granted in part, and denied in part, the Company's motion to dismiss. The Court further granted the plaintiffs leave to replead certain dismissed claims. On June 19, 1997, the plaintiffs filed a third amended and consolidated complaint. The Company has answered the complaint by denying all liability. The parties have executed a Memorandum of Understanding with respect to settlement of the litigation and anticipate the negotiation and execution of a definitive agreement in the near term. The settlement will require court approval, and there can be no assurance that such approval will be granted. If the litigation is settled as provided by the current Memorandum of Understanding, the outcome will not have a material adverse effect on the Company's financial position or results of operations.

Other Litigation

     On November 12, 1998, the Company brought suit in district court in San Jose, California against Silicon RF Technology, Inc. (SiRF) for alleged patent infringement of three Trimble patents. No action by the Court has taken place yet.

     On January 31, 1997, counsel for Philip M. Clegg wrote to the Company asserting that a license under Mr. Clegg's U.S. Patent No. 4,807,131, which was issued February 21, 1989, would be required by the Company because of a joint venture that the Company had previously entered into with Caterpillar Corporation concerning the use of Trimble GPS products in combination with earth moving equipment. To date, no infringement action has been initiated on behalf of Mr. Clegg. The Company does not believe that there will be any adverse consequences to the Company as a result of this inquiry.

Other Matters

     Western Atlas, a Houston based supplier to the oil exploration business, has accused the Company and other GPS manufactures, suppliers and users of infringing two U.S. Patents owned by it, namely U.S. Patent Nos. 5,014,066 and 5,619,212. Western Atlas contends that the foregoing patents cover certain aspects of GPS receiver design. Lawsuits for infringement of these two patents are currently pending in federal district court in Houston, Texas against Garmin International Inc. and Rockwell International Corp. Although Trimble has not been sued by Western Atlas on the foregoing patents, Trimble has instructed its counsel thoroughly to investigate the infringement threat. At present time, the Company does not expect this threat to have adverse consequences on the Company's business.

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


Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MANAGEMENT CHANGES AND SUBSEQUENT EVENTS

     On March 17, 1999, Steven W. Berglund joined the Company as president and chief executive officer. Mr. Berglund has a diverse background with experience in engineering, manufacturing, finance, global operations and general management.


     On March 31, 1999, the Company made the decision to retain certain product lines included within the General Aviation division which were part of the previously planned discontinued operation. The basis of the decision was that these products use common raw materials and labor which are necessary for the Company's Air Transport products and, therefore, these product lines could be retained without adding additional overhead from the overhead currently required for the Air Transport products.

     On April 13, 1999, the Company signed a non-binding letter of intent for Solectron to acquire the Company's manufacturing assets in Sunnyvale, California, and to assume full manufacturing responsibility for all of its GPS and related RF technology products. The Company is currently in the process of negotiating the full terms and conditions of the proposed transaction, however, there can be no assurance that the parties will reach a definitive agreement. The Company continues to manufacture certain avionics and military products in its Austin facility.

RESULTS OF CONTINUING OPERATIONS

Revenues

     Revenues for the Company's continuing operations for the three months ended April 2, 1999 decreased 7% to $68,770,000 from $74,161,000 in the corresponding period during fiscal 1998. The table below breaks out the Company's revenues by Business Unit segment:

                                            Three Months Ended
                                 -------------------------------------------
                                   April 2,       April 3,      Increase/
                                    1999            1998        (Decrease)
----------------------------------------------------------------------------
(In thousands)

 Precision Positioning Group         $ 42,566        $41,146             3%
 Mobile and Timing Technologies        26,204         33,015           (21%)

                                 -------------  -------------  -------------
 Total                               $ 68,770        $74,161            (7%)
                                 -------------  -------------  -------------

Precision Positioning Group

     Precision Positioning Group revenues increased slightly for the three months ended April 2, 1999 as compared to the corresponding period for 1998. The increase for the three month period was primarily in the Mapping and GIS Systems and Mining, Construction and Agricultural product lines with offsetting decreases in the Land Survey and Marine Survey product lines.

Mobile and Timing Technologies

     Mobile and Timing Technologies revenues decreased for the three months ended April 2, 1999, as compared with the corresponding period in 1998 due primarily to decreases in the Military, Commercial Marine, and Commercial Avionics product lines which were not offset by increases in the remaining Automotive, Timing, and Mobile Positioning product lines.

Revenues outside the U.S.

     * Sales to unaffiliated customers from continuing operations in locations outside the U.S. comprised approximately 51% and 49% of the Company's revenues in the first three months of fiscal 1999 and 1998, respectively. During the first three months of 1999, the Company has continued to experience strength in the demand from U.S. and European markets, and had stronger than expected demand in Asia. The Company anticipates that export revenues and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenues and, therefore, the Company is subject to the risks inherent in these international sales, including unexpected changes in regulatory requirements, exchange rates, governmental approvals, tariffs or other barriers. Even though the U.S. government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (S/A) (a method of degrading GPS accuracy), customers in certain foreign markets may be reluctant to purchase products based on GPS technology given the control of GPS by the U.S. government. The Company's results of operations would be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.

Gross Margin

     * Gross margin from continuing operations varies on a quarterly basis due to a number of factors, including product mix, technology license fees, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs and new product start-up costs. Gross margin as a percentage of total product revenues was 52% for both the three month periods ending April 2, 1999 and April 3, 1998. In addition, because of mix changes within and among the Business Units, market pressures on unit selling prices, fluctuations in unit manufacturing costs, and other factors, there is no assurance that current margins will be sustained.

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

Operating Expenses

     The following table shows operating expenses from continuing operations for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                           Three Months Ended
                              ----------------------------------------------
                                April 2,         April 3,          Increase/
                                  1999             1998           (Decrease)
--------------------------------------------------------------------------------
(In Thousands)

Research and development            $ 8,507          $11,154            (24)%
Sales and marketing                  13,304           15,826            (16)%
General and administrative           10,023            7,064            42%
                              --------------   --------------   ------------
     Total                          $31,834          $34,044             (6)%
                              --------------   --------------   ------------

Research and Development

     * Research and development expenses decreased in the three months ended April 2, 1999, as compared with the corresponding period in fiscal 1998. The lower research and development expenses during the first three months of fiscal 1999 are due to the Company receiving increased funds from cost reimbursement projects as compared with the first quarter of fiscal 1998. Also there was a decrease in temporary employees and consultants expense from the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 as part of the Company's restructuring plan which was implemented in the last half of fiscal 1998.The Company plans to continue its aggressive development of future products.

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

Sales and Marketing

     The decrease in sales and marketing expenses for the three months ended April 2, 1999, as compared with the corresponding period in fiscal 1998 is due primarily to decreases in personnel, travel, advertising, and trade show expenses as part of the Company's restructuring plan which was implemented in the last half of 1998.

     * The Company's future growth will also depend upon the timely development and continued viability of the Business Unit segments in which the Company currently competes and upon the Company's ability to continue to identify and penetrate new markets for its products. In addition, the Company has encountered significant competition in selected markets, and the Company expects such competition to intensify as the market for GPS applications receives acceptance. Several of the Company's competitors are major corporations with substantially greater financial, technical, marketing and manufacturing resources. Increased competition is likely to result in reduced market share and in price reductions of GPS-based products, which could adversely affect the Company's revenues and profitability if the Company is unable to make corresponding changes to compete effectively.

General and Administrative

     The increase in general and administrative expenses for the three months ended April 2, 1999, as compared with the corresponding period for fiscal 1998, is primarily due to an increase in the allowance for doubtful accounts related to customers in South America based on a slow down in the South American economy. In addition, the Company had an increase in outside services related to legal fees associated with certain litigation matters during the first quarter of 1999.

Income Taxes

     The Company's effective income tax rates from continuing operations are 15% and 11% for the three months ended April 2, 1999 and April 3, 1998, respectively. These rates are less than the federal statutory rate of 35% primarily due to the utilization of net operating loss carryforwards and the realization of previously reserved deferred tax assets.

Inflation

     The effects of inflation on the Company's financial results have not been significant to date.

Liquidity and Capital Resources

     * At April 2, 1999, the Company had cash and cash equivalents of $53,427,000 and short-term investments of $8,614,000. The Company has relied primarily on cash provided by operating and financing activities and net sales of short-term investments to fund capital expenditures, the repurchase of the Company's common stock (see further explanation below), and other investing activities. Management believes that its cash, cash equivalents and short-term investment balances, together with its existing credit line, will be sufficient to meet its anticipated cash needs for at least the next twelve months.

     For the three months ended April 2, 1999, net cash provided from operating activities was $8,054,000 as compared to cash provided of $1,034,000 in the corresponding period in 1998. Cash provided by operating activities in 1999 arose from decreases in inventories and increases in accounts payable and accrued compensation and benefits. Inventory from continuing operations as of April 2, 1999 decreased by $2,287,000 from the 1998 year end levels primarily due to a focused effort by the Company to reduce inventory by supply chain synchronization; reduce lead and cycle times; simplify product lines; and implement tighter control over its material forecasting process. The Company's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable and management of inventory levels.

     Cash provided by sales of common stock during fiscal 1999 represents the proceeds from purchases made pursuant to the Company's stock option plan and totaled $165,000 for the three months ended April 2, 1999.

     * In August 1997, the Company entered into a three-year, $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). This credit facility replaced the previous two-year $30,000,000 unsecured line that expired in August 1997. The Credit Agreement enables the Company to borrow up to $50,000,000, provided that certain financial and other covenants are met. As of February 16, 1999, the Company, the Agent and the Lenders agreed to new covenants for the life of the loan, which expires in August of 2000. The new covenants have certain limitations which could limit the Company's available credit. The Company does not currently anticipate that these limitations will impact the available credit of the Company. The $50,000,000 revolving credit facility was modified to include the Company's prior separate $5,000,000 line of credit and to simplify the entire arrangement, as less than $150,000 was being utilized under the separate facility as of January 1, 1999. The Credit Agreement provides for payment of a commitment fee of 0.25% and borrowings to bear interest at 1% over LIBOR if the total funded debt to EBITDA is less than or equal to 1.00 times, 0.3% and borrowings to bear interest at 1.25% over LIBOR if the ratio is greater than 1.00 times and less than or equal to 2.00 times, or 0.4% and borrowings to bear interest at 1.75% over LIBOR if the ratio is greater than 2.00 times. In addition to borrowing at the specified LIBOR rate, the Company has the right to borrow with interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date, the Company has not made any borrowings under the $50,000,00 unsecured revolving credit facility, but has issued certain letters of credit under the $5,000,000 line of credit which is now under the Credit Agreement. In addition, the Company is restricted from paying dividends under the terms of the Credit Agreement.

     In June 1994, the Company issued $30.0 million of subordinated promissory notes bearing interest at an annual rate of 10%, with principal due on June 15, 2001. Interest payments are due monthly in arrears. The notes are subordinated to the Company's senior debt, which is defined as all pre-existing indebtedness for borrowed money and certain future indebtedness for borrowed money
(including, subject to certain restrictions, secured bank borrowings and borrowed money for the acquisition of property and capital equipment) and trade debt incurred in the ordinary course of business. If the Company prepays any portion of the principal, it is required to pay additional amounts if U.S. Treasury obligations of a similar maturity exceed a specified yield. Under the agreement, the Company is also restricted from paying dividends.

     The issuance of the subordinated promissory notes also included the issuance of warrants entitling holders to purchase 400,000 shares of common stock at a price of $10.95 per share at any time through June 15, 2001. The warrants are included in shareholders' equity at their appraised fair value of $700,000 at the time of issue. The net proceeds of the notes were $29,348,000 after issuance costs of $652,000. The notes are recorded as noncurrent liabilities, net of appraised fair value attributed to the warrants. The value of the warrants and the issuance costs are being amortized to interest expense, using the interest rate method over the term of the subordinated promissory notes. The effective annual interest rate on the notes is 11.5%. Under the terms of the note, the Company is required to meet a minimum consolidated net worth requirement. If the Company falls below the minimum consolidated net worth requirement the Company could be in default of its loan covenants. Such events could have a material adverse effect on the Company's operations and liquidity.

     In 1998, the Company approved the repurchase of 1.6 million shares on the open market under a discretionary program to offset the potential dilutive effects to earnings (loss) per share from the issuance of additional stock options. The Company intends to use existing cash, cash equivalents and short-term investments to finance any such stock repurchases under this program. During 1998, the Company purchased 1.08 million shares at a cost of $16.1 million. During the first three months of fiscal 1999, no shares have been repurchased under the discretionary program.

     The Company is continually evaluating potential external investments in technologies related to its business and, to date, has made relatively small strategic investments in a number of GPS related technology companies. There can be no assurance that any such outside investments made to date nor any potential future investments will be successful.

     * The Company has evaluated the issues raised by the introduction of the Single European Currency (Euro) for initial implementation as of January 1, 1999, and during the transition period through January 1, 2002. The Company does not currently believe that the introduction of the Euro will have a material effect on the Company's foreign exchange and hedging activities. The Company has also assessed the potential impact the Euro conversion will have in regard to its internal systems accommodating Euro-denominated transactions. The Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information. The Company does not currently anticipate any adverse impact of the Euro conversion on the Company.

Year 2000 and GPS Week Number Rollover Issues

     Computers and software, as well as other equipment that relies on only two digits to identify or represent a year may be unable to accurately process or display certain information at or after the Year 2000. This is commonly referred to as the "Year 2000 issue." The Year 2000 issue may materially affect Trimble's vendors, suppliers, internal systems, products and customers. The Company continues to address the Year 2000 issue to avoid what might otherwise be a material and adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

Information Technology and Other Systems

     The Company continues to assess the potential impact of the Year 2000 issue on its internal systems, including information technology (IT) and non-IT systems, and has begun corrective efforts in this area, as follows:

o The Company has a plan to upgrade its existing MRP/ERP information systems to be Year 2000 compliant which will be completed by the end of the second quarter.

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

Products

         To address and minimize the anticipated impact of both the Year 2000 issue and the WNRO issue upon the Company's products, the Company continues to assess the anticipated impact these issues may have on the performance of its products, and resolve various of its current products' related performance problems. In addition, the Company has adopted a formal Year 2000 and GPS Week Number Rollover Policy to:

o Publish Year 2000 and WNRO related product performance information on the Company's public web site;

o     Respond  to individual   customer  inquiries   regarding  the  anticipated
      performance  of particular  Company  products;

o     Furnish  upgrades to customers  whose  Trimble products are upgradable;
      and

o Provide information regarding available product alternatives to customers with noncompliant products.

     Assessment of products, resolution of certain products' Year 2000 and WNRO performance problems, and implementation of the Company's Year 2000 and GPS Week Number Rollover Policy, are ongoing, and as to many Company products is complete.

     * The Company does not anticipate that the Year 2000 and WNRO issues will have a material adverse effect on sales of its products. The Company has incurred, and will continue to incur, through 1999 and thereafter, increased expenses associated with Year 2000 and WNRO related product assessment, resolution of certain products' Year 2000 and WNRO performance problems, implementation of the Company's Year 2000 and GPS Week Number Rollover Policy, and fulfillment of Year 2000 and WNRO related customer support and warranty obligations, in amounts that management believes has not had and will not have a material adverse effect on the Company's historical or future results of operations or financial condition.

Vendors and Suppliers

     For its successful operation, the Company materially relies on goods and services purchased from certain vendors. If these vendors fail to adequately address the Year 2000 issue such that their delivery of goods and services to the Company is materially impaired, it could have a material adverse impact on the Company's operations and financial results. The Company has sent a survey to its principal vendors to assess the effect the Year 2000 issue will have on their ability to supply their goods and services without material interruption, and at this time the Company cannot determine or predict the outcome of this effort. The Company intends to develop and execute contingency plans with respect to vendors who will not be Year 2000 ready in a timely manner where such lack of readiness is expected to have a material adverse impact on the Company's operations. However, because the Company cannot be certain that its vendors will be able to supply goods and services without material interruption, and because the Company cannot be certain that execution of its contingency plans will be capable of implementation or will result in a continuous and adequate supply of such goods and services, the Company can give no assurance that these matters will not have a material adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

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

Related Costs to the Company

     * The Company currently expects that the total cost of Year 2000 remediation efforts will not exceed approximately $1,000,000. The Company has been and will be expensing these costs as incurred. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects, and is subject to change as the projects progress.

Overall Impact on the Company

     * At the present time and subject to the cost estimates above, management does not believe that the Year 2000 and WNRO matters discussed above will have a material adverse impact on the Company's financial condition or overall trends in results of operation. However, it is uncertain to what extent the Company may be affected by such matters and, therefore, there can be no assurance that these matters will not have a material adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

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

     The value of the Company's products relies substantially on the Company's technical innovation in fields in which there are many current patent filings. The Company recognizes that as new patents are issued or are brought to the Company's attention by the holders of such patents, it may be necessary for the Company to withdraw products from the market, take a license from such patent holders, or redesign its products. The Company does not believe any of its products currently infringe patents or other proprietary rights of third parties, but cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on the Company's revenues or profitability. (See Note 9 to the Condensed Consolidated Financial Statements - Contingencies:
Other Litigation)

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

     The Company has certain products that are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all aviation products. Also, the Company's products that use integrated radio communication technology require an end-user to obtain licensing from the Federal Communications Commission (FCC) for frequency-band usage. For example, during the fourth quarter of 1998, the FCC temporarily suspended the issuance of licenses for certain of the Company's Real-time Kinematic products because of interference with certain other users of similar radio frequencies. An inability or delay in obtaining such certifications or FCC's delays could have an adverse effect on the Company's operating results.

     The Company's GPS technology is dependent on the use of radio frequency spectrum. The assignment of spectrum is controlled by an international organization, the International Telecommunications Union (ITU). Any ITU reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, may materially and adversely affect the utility and reliability of the Company's products, causing a material adverse effect on the Company's operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands may materially and adversely affect the utility and reliability of the Company's products, causing a material adverse effect on the Company's operating results.

     The Company's products rely on signals from the GPS NAVSTAR satellite system built and maintained by the U.S. Department of Defense. NAVSTAR satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites have design lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. The array of satellites consists of 27 of which the oldest satellite has been in orbit for 20 years and the youngest satellite has been in orbit for 4 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period of time, or that the policies of the U.S. government for the use of GPS without charge will remain unchanged. However, in 1996 the U.S. Administration announced the first comprehensive national policy statement on GPS, known as the Presidential Decision Directive, which confirms, civilian, commercial, and consumer access to the use of GPS free of direct user fees. The U.S. Congress provided a statutory foundation for this access in the National Defense Authorization Act for fiscal year 1998. Because of ever-increasing commercial applications of GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals in the future. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products would have a material adverse effect on the Company's financial results. In 1995, certain European government organizations expressed concern regarding the susceptibility of GPS equipment to intentional or inadvertent signal interference. Such similar concern could translate into reduced demand for GPS products in certain geographic regions in the future.

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

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

Market Interest Rate Risk

     Short-term Investments Owned by the Company. As of April 2, 1999, the Company had short-term investments of $8.6 million. These short-term investments consist of highly liquid investments with original maturities at the date of purchase between three and twelve months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at April 2, 1999, would cause the fair value of these short-term investments to decline by an immaterial amount. Because the Company has the ability to hold these investments until maturity the Company would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce the Company's interest income.

     Outstanding Debt of the Company. As of April 2, 1999, the Company had outstanding long-term debt of approximately $30.0 million of subordinated promissory notes at a fixed interest rate of 10 percent. The interest rate of this instrument is fixed. However, a hypothetical 10 percent decrease in the interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expense associated with future borrowings of the Company, if any. The Company does not currently hedge against interest rate increases.

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

     * The Company does not anticipate any material adverse effect on its consolidated financial position utilizing the current hedging strategy.

     All contracts have a maturity of less than one year, and the Company does not defer any gains and losses, as they are all accounted for through earnings every period.

     The following table provides information about the Company's foreign exchange forward contracts outstanding:

                                       Foreign             Contract Value           Fair Value
                        Buy/       Currency Amount               USD                  in USD
     Currency           Sell        (in thousands)         (in thousands)         (in thousands)
--------------------  ---------  ---------------------   --------------------    -----------------
YEN                     Sell                  666,900                $ 5,775              $ 5,652
NZD                     Buy                     4,100                $ 2,197              $ 2,181
Euro                    Sell                    1,400                $ 1,625              $ 1,503
STERLING                Buy                       800                $ 1,299              $ 1,282


     * The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by the Company's management, should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

PART II. OTHER INFORMATION

 Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                                                                          Page
    A.       Exhibits                                                    Number

             10.67+   Employment Agreement between the Company
                        and Steven W. Berglund dated March 17, 1999 (1)

             27.1       Financial Data Schedule for the quarters ended     28
                        April 2, 1999 and April 3, 1998

    B.       Reports on Form 8-K

                      There were no reports on Form 8-K filed during the quarter ended April 2, 1999.


---------------------

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly report on Form 10-Q pursuant to Item 6A thereof.

(1) Incorporated by reference to identically numbered exhibits filed in response
    Item 14(a), "Exhibits," of the registrant `s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TRIMBLE NAVIGATION LIMITED
(Registrant)



By:      /s/ Mary Ellen Genovese
         Mary Ellen Genovese
         (Vice President Finance, Chief Financial Officer, and
         Corporate Controller)



DATE:  May 13, 1999