Form 10-Q
period 1999-07-02
TRIMBLE NAVIGATION LTD /CA/
filed 1999-08-16
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 2, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of August 6, 1999, there were 22,518,600 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED



                                      INDEX
                                                                      Page
PART I.     FINANCIAL INFORMATION                                     Number


  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets -
            July 2, 1999 and January 1, 1999                               3

            Condensed Consolidated Statements of Operations -
            Three and Six Months ended July 2, 1999 and, July 3, 1998      4

            Condensed Consolidated Statements of Cash Flows -
            Six Months ended July 2, 1999 and, July 3, 1998                5

            Notes to Condensed Consolidated Financial
            Statements                                                     6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            14


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders             26

  Item 5.  Other Information                                               26

  Item 6.  Exhibits and Reports on Form 8-K                                27


SIGNATURES                                                                 28

   PART I. FINANCIAL INFORMATION
   Item 1.     FINANCIAL STATEMENTS

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         July 2,     January 1,
                                                          1999          1999
 -------------------------------------------------------------------------------
 (In thousands)                                        (Unaudited)
  ASSETS
  Current assets:
      Cash and cash equivalents                           $41,180      $ 40,865
      Short term investments                               23,643        16,269
      Accounts and other receivable, net                   38,953        33,431
      Inventories                                          32,788        37,166
      Other current assets                                  3,143         4,173
                                                    -------------- -------------
          Total current assets                            139,707       131,904

      Net property and equipment                           13,762        15,104
      Intangible assets                                     1,231         1,320
      Deferred income taxes                                   407           405
      Other assets                                          7,469         7,546
                                                    --------------- ------------
          Total assets                                   $162,576      $156,279
                                                    =============== ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
      Current portion of long-term debt                   $ 1,388       $ 1,388
      Accounts payable                                     13,255        13,000
      Accrued compensation and benefits                     7,201         4,696
      Customer advances                                         -           808
      Accrued liabilities                                  10,968        15,474
      Accrued liabilities related to disposal of
         General Aviation                                   6,406         6,743
      Accrued warranty expense                              5,961         5,681
      Income taxes payable                                  3,330         2,158
                                                    ---------------- -----------
          Total current liabilities                        48,509        49,948
                                                    ---------------- -----------
  Noncurrent portion of long-term debt
   and other liabilities                                  30,013        31,640
                                                    ---------------- -----------
          Total liabilities                                78,522        81,588
                                                    --------------- ------------
  Shareholders' equity:
      Common stock                                        123,449       121,501
      Common stock warrants                                   700           700
      Accumulated deficit                                 (39,048)      (46,718)
      Unrealized gain (loss) on short term
        investments                                          (33)           19
      Foreign currency translation adjustment              (1,014)         (811)
                                                    --------------- ------------
          Total shareholders' equity                       84,054        74,691
                                                    --------------- ------------
          Total liabilities and shareholders' equity     $162,576      $156,279
                                                    =============== ============

   See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        Three Months Ended                     Six Months Ended
                                                                    July 2,              July 3,          July 2,          July 3,
                                                                     1999                 1998 *           1999             1998 *
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
 Total revenue                                                        $ 70,839         $ 73,536        $ 139,609         $147,697
                                                              -----------------   --------------   --------------   --------------
  Operating expenses:
     Cost of sales                                                      33,228           37,277           66,431           73,112
     Research and development                                            9,444           11,199           17,951           22,353
     Sales and marketing                                                13,972           15,762           27,276           31,588
     General and administrative                                          8,630            7,603           18,653           14,667
                                                              -----------------   --------------   --------------   --------------
          Total operating expenses                                      65,274           71,841          130,311          141,720
                                                              -----------------   --------------   --------------   --------------
  Operating income                                                       5,565            1,695            9,298            5,977
                                                              -----------------   --------------   --------------   --------------
 Nonoperating income (expense):
     Interest income                                                       694              971            1,385            2,014
     Interest and other expenses                                          (835)            (819)          (1,652)          (1,677)
     Foreign exchange gain (loss) , net                                     54              245               (7)             280
                                                              -----------------   --------------   --------------   --------------
                                                                           (87)             397             (274)             617
                                                              -----------------   --------------   --------------   --------------
  Income before income taxes from
      continuing operations                                              5,478            2,092            9,024            6,594
 Income tax provision                                                      822              200            1,354              700
                                                              -----------------   --------------   --------------   --------------
 Net income from continuing operations                                 $ 4,656          $ 1,892          $ 7,670          $ 5,894
                                                              -----------------   --------------   --------------   --------------
Discontinued operations:
     Loss from operations                                                    -           (1,637)               -           (3,724)
                                                              -----------------   --------------   --------------   --------------
 Net income                                                            $ 4,656            $ 255          $ 7,670          $ 2,170
                                                              =================   ==============   ==============   ==============

 Basic income per share from continuing operations                      $ 0.21           $ 0.08             0.34             0.26
 Basic income (loss) per share from discontinued operations                  -            (0.07)               -            (0.16)
                                                              -----------------   --------------   --------------   --------------
  Basic net income per share                                             $ 0.21           $ 0.01           $ 0.34           $ 0.10
                                                              =================   ==============   ==============   ==============
  Shares used in calculating basic
      income (loss) per share                                           22,319           22,693           22,290           22,737
                                                              =================   ==============   ==============   ==============

 Diluted income per share from continuing operations                    $ 0.20           $ 0.08             0.34             0.25
 Diluted income (loss) per share from discontinued operations                 -            (0.07)               -            (0.16)
                                                              -----------------   --------------   --------------   --------------
  Diluted net income per share                                           $ 0.20           $ 0.01           $ 0.34           $ 0.09
                                                              =================   ==============   ==============   ==============
  Shares used in calculating diluted
      income (loss) per share                                           22,769           23,300           22,437           23,458
                                                              =================   ==============   ==============   ==============

* Certain amounts in these periods have been restated for the discontinued operation (General Aviation) and subsequent to the restatement, certain amounts in this period related to certain product lines have been reclassified to include amounts in continuing operations that were previously included in discontinued operations. See Note 3 for further explanation.


See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                     July 2,            July 3,
                                                                                      1999              1998 *
--------------------------------------------------------------------------------------------------------------------
(In thousands)
 Net cash provided by operating activities of continuing operations                      $ 9,465           $  5,686
 Net cash used by operating activities of discontinued operations                              -           $ (3,724)
                                                                                    -------------   ----------------
 Net cash provided by operating activities                                               $ 9,465            $ 1,962
                                                                                    -------------   ----------------
 Cash flow from investing activities:
      Purchase of short term investments                                                  (7,374)           (62,268)
      Maturities of short term investments                                                   752             71,947
      Sales of short term investments                                                          -                  -
      Acquisition of property and equipment                                               (3,105)            (4,500)
      Capitalized patent expenditures                                                       (523)              (574)
                                                                                    -------------   ----------------

        Net cash provided (used) in investing activities of continuing operations        (10,250)             4,605
        Net cash used in investing activities of discontinued operations                       -                (20)
                                                                                    -------------   ----------------
        Net cash provided (used) in investing activities                                 (10,250)             4,585
                                                                                    -------------   ----------------
  Cash flow from financing activities:
      Issuance of common stock                                                             1,948              3,203
      Repurchase of common stock                                                               -             (8,754)
      (Payment)/collections of notes receivable                                              484               (294)
      (Payment)/proceeds from long-term debt and revolving
        credit facilities                                                                 (1,332)             2,527
                                                                                    -------------   ----------------
        Net cash provided (used) by financing activities of continuing operations          1,100             (3,318)
                                                                                    -------------   ----------------
        Net cash provided (used) by financing activities                                   1,100             (3,318)
                                                                                    -------------   ----------------

 Net increase in cash and cash equivalents                                                   315             3,229

 Cash and cash equivalents -- beginning of period                                         40,865             19,951
                                                                                    -------------   ----------------
 Cash and cash equivalents -- end of period                                             $ 41,180           $ 23,180
                                                                                    =============   ================

 Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                                                         $ 751              $ 811
        Income taxes, net of refunds                                                     $  41              $ 983

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

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

     The condensed consolidated financial statements for the three and six month periods ended July 2, 1999, and July 3, 1998, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at January 1, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 1999. The three and six month periods ending July 3, 1998 have been restated to reflect a subsequently retained portion of discontinued operations. See Note 3.

     The Company has a 52-53 week fiscal year which ends on the Friday nearest to December 31, which for fiscal 1999 will be December 31, 1999.

     The results of operations for the three and six month periods ended July 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - Inventories:

Inventories from continuing operations consist of the following:

                                July 2,               January 1,
                                 1999                    1999
---------------------------------------------------------------------
(In thousands)

Raw materials                     $ 16,972                  $ 22,480
Work-in-process                      6,018                     4,033
Finished goods                       9,798                    10,653
                             --------------       -------------------
                                  $ 32,788                  $ 37,166
                             --------------       -------------------

NOTE 3 - Discontinued Operations:

     On October 2, 1998, the Company adopted a plan to discontinue its General Aviation division. The Company currently anticipates that the division will be disposed of by September 1999. Accordingly, the General Aviation division is being reported as a discontinued operation for all periods presented in these financial statements. Net assets of the discontinued operation at October 2, 1998 were written off and consisted primarily of inventory, property, plant and equipment and intangible assets.

     As of July 2, 1999, in connection with the discontinued operations, the Company had incurred cumulative net expenses of $4.8 million consisting of spending of $5.3 million for operating loss for the discontinued operation through the estimated date of disposal including severance costs and receipt of $543,000 related to the sale of particular inventory items and fixed assets. The Company has a remaining provision of $6.4 million which includes $4.1 million for the estimated operating losses through the estimated date of disposal including remaining severance costs and $2.3 million for facility and certain other contractual costs.

     On March 31, 1999 the Company made the decision to retain certain product lines included within the General Aviation division which were part of the previously planned discontinued operations. The basis of the decision was that these products use common raw materials and labor which are necessary for the Company's Air Transport products and, therefore, these particular product lines could be retained without adding additional overhead from the overhead currently required for the Air Transport products. The revenues and costs related to the products retained have been included in the results of operations of continuing operations in the periods presented.

     The net revenues of the discontinued operation, which have been restated to exclude the retained product lines, are not included in net revenues of continuing operations in the accompanying statements of operations. The operating results for the three and six months ended July 3, 1998 of the discontinued operation are summarized as follows:

                                         Three Months Ended    Six Months Ended
                                               July 3,                July 3,
                                                1998                    1998
--------------------------------------------------------------------------------
(In thousands)
 Net revenues                                   $ 2,314                 $ 4,761
 Loss before tax provision                       (1,637)                 (3,724)
 Income tax provision                                 -                       -
                                        ================       =================
      Net loss                                 $ (1,637)               $ (3,724)
                                        ================       =================

 Basic and diluted net loss per share           $ (0.07)                $ (0.16)

NOTE 4 - Restructuring Charge:

     In fiscal 1998, the Company recorded restructuring charges totaling $10.3 million in operating expenses.

     These charges were a result of the Company's reorganization activities, through which the Company has downsized its operations, including reducing headcount and facilities space usage and canceling its enterprise wide information system project and certain research and development projects. The impact of these decisions was that significant amounts of the Company's fixed assets, prepaid expenses, and purchased technology have been impaired and certain liabilities incurred. The Company wrote down the related assets to their net realizable values and made provisions for the estimated liabilities.

     The activity in fiscal 1999 and 1998 related to the restructuring and the amounts remaining at July 2, 1999 on the balance sheet are as follows (in thousands):

                                  Total
                                charged to                       Remaining in
                               expense in    Amounts paid/   accrued liabilites
                               fiscal 1998    written off    as of July 2, 1999
                               ------------  --------------  -------------------
Employee termination benefits   $ 2,864       $ (1,962)              $ 902
Facility space reductions         1,061           (823)                238
ERP system abandonment            6,360         (5,589)                771
                               -----------    -----------     ------------------
      Subtotal                   $10,285      $ (8,374)            $ 1,911
                               ===========    ===========    ===================

NOTE 5 - Segment Information:

     The Company  currently  manages its  industry  segment  within two Business
Units: the Precision Positioning Group (PPG) and the Mobile and Timing Technologies (MTT) Group.

     The accounting policies applied by each of the markets are the same as those used by the Company in general.

     The following table presents revenues, operating income (loss), and identifiable assets by the Company's Business Units. The Company has no inter-Business Unit sales or transfers. As presented, operating income (loss) consists of net sales less operating expenses, excluding general corporate expenses, interest income (expense), and income taxes. The identifiable assets that the Chief Operating Decision Maker (CODM) views by industry market are accounts receivable and inventory. The Company does not report depreciation and amortization or capital expenditures by industry markets to the CODM.

                                                  --------------------------------------  -----------------------------------------
                                                          Three Months Ended                          Six Months Ended
                                                             July 2, 1999                               July 2, 1999
                                                  --------------------------------------  -----------------------------------------
                                                            (in thousands)                             (in thousands)
                                                  --------------------------------------  -----------------------------------------
                                                     PPG          MTT         Total           PPG          MTT          Total
                                                  --------------------------------------  -----------------------------------------
External  net revenue                                $ 41,581     $ 29,258     $ 70,839       $ 84,147     $ 55,462      $ 139,609
Operating profit before corporate allocations          13,510        4,347       17,857         27,895        7,672         35,567
Corporate allocations (1)                              (6,165)      (2,872)      (9,037)       (12,351)      (5,363)       (17,714)
                                                  --------------------------------------  -----------------------------------------
Operating profit from continuing operations           $ 7,345      $ 1,475      $ 8,820       $ 15,544      $ 2,309       $ 17,853
Assets:
   Accounts recievable (2)                                                                    $ 26,848     $ 25,209       $ 52,057
    Inventory                                                                                   12,340       20,385         32,725

                                                  --------------------------------------  -----------------------------------------
                                                          Three Months Ended                          Six Months Ended
                                                             July 3, 1998                               July 3, 1998
                                                  --------------------------------------  -----------------------------------------
                                                            (in thousands)                             (in thousands)
                                                  --------------------------------------  -----------------------------------------
                                                     PPG          MTT         Total           PPG          MTT          Total
                                                  --------------------------------------  -----------------------------------------
External  net revenue                                $ 43,659     $ 29,877     $ 73,536       $ 84,805     $ 62,892      $ 147,697
Operating profit before corporate allocations           7,969        1,551        9,520         14,116        5,865         19,981
Corporate allocations (1)                              (4,276)      (2,033)      (6,309)        (8,123)      (3,991)       (12,114)
                                                  --------------------------------------  -----------------------------------------
Operating profit/(loss) from continuing operations    $ 3,693       $ (482)     $ 3,211        $ 5,993      $ 1,874        $ 7,867

                                                                                          -----------------------------------------
                                                                                                    Tweleve Months Ended
                                                                                                      January 1, 1999
                                                                                          -----------------------------------------
                                                                                                       (in thousands)
                                                                                          -----------------------------------------
Assets:                                                                                       PPG          MTT          Total
                                                                                          -----------------------------------------
   Accounts recievable (2)                                                                    $ 32,197     $ 14,837       $ 47,034
    Inventory                                                                                   10,042       16,251         26,293

(1)  For the three and six months ended July 2, 1999,  the Company  determined the amount of corporate  allocations  charged to its
     Business Units based on a percentage of the Business Units' monthly revenue,  gross profit,  and controllable  spending
     (research and  development,  marketing,  and  general  and  administrative).  For the three and six months  ended July 3, 1998, the Company determined  the amount of the corporate  allocations  charged to its Business  Units based on a percentage of the
     Business  Units' monthly  inventory  balance and gross profit.  Allocation  percentages  were determined at the beginning of each of the respective fiscal years.

(2)  As  presented,  the accounts  receivable  number  excludes  cash in advance and  reserves,  which are not,  allocated  between
     Business Unit segments.

     Following are reconciliations corresponding to totals in the accompanying consolidated financial statements (in thousands):

                                                                   Three Months Ended                  Six Months Ended
                                                               July 2,           July 3,         July 2,           July 3,
Revenues:                                                        1999              1998            1999              1998
---------------------------------------------------------------------------   ---------------  -------------   -----------------
Total for reportable markets                                      $ 70,839          $ 73,536      $ 139,609           $ 147,697
                                                             ==============   ===============  =============   =================

Operating profit/(loss) from continuing operations:
-------------------------------------------------------------
Total for reportable markets                                       $ 8,820           $ 3,211        $17,853             $ 7,867
Unallocated corporate expenses                                      (3,255)           (1,516)        (8,555)             (1,890)
                                                             --------------   ---------------  -------------   -----------------
     Income before income taxes from continuing operations         $ 5,565           $ 1,695        $ 9,298             $ 5,977
                                                             ==============   ===============  =============   =================

                                                                                                  Six Months     Twelve Months
                                                                                                   Ended             Ended
                                                                                                   July 2,          January 1,
Assets:                                                                                             1999              1999
-------------------------------------------------------------                                  -------------   -----------------
Accounts receivable total for reportable markets                                                    $52,057            $ 47,034
Unallocated (1)                                                                                     (13,104)            (13,603)
                                                                                               -------------   -----------------
   Total                                                                                            $38,953            $ 33,431
                                                                                               =============   =================

Inventory total for reportable markets                                                              $32,725            $ 26,293
Common inventory (2)                                                                                     63              10,873
                                                                                               =============   =================
   Net inventory                                                                                    $32,788            $ 37,166
                                                                                               =============   =================

(1) Includes cash in advance and reserves that are not allocated by segment.
(2) Consists of inventory that is common between the Business Unit segments. Parts can be used by either segment.

NOTE 6 - Comprehensive Income (Loss):

     The components of comprehensive income, net of related tax for the three and six months ended July 2, 1999 and July 3, 1998 are as follows:

                                               Three Months Ended              Six Months Ended
                                              July 2,       July 3,         July 2,          July 3,
                                               1999          1998            1999             1998
-----------------------------------------------------------------------------------------------------
(In thousands)
Net income                                   $ 4,656         $ 255         $ 7,670          $ 2,170
Unrealized losses on securities                  (45)          (17)            (52)             (12)
Foreign currency translation adjustments         (90)         (258)           (203)            (462)
                                          -----------  ------------    ------------  ---------------
Comprehensive income                         $ 4,521         $ (20)        $ 7,415          $ 1,696
                                          ===========  ============    ============  ===============

     The components of accumulated other comprehensive loss, net of related taxes at July 2, 1999 and January 1, 1999 is as follows:


                                                July 2,       January 1,
                                                 1999            1999
-------------------------------------------------------------------------
(In thousands)

Unrealized gains (loss) on securities            $ (33)           $ 19
Foreign currency translation adjustments        (1,014)           (811)
                                          -------------  --------------
Accumulated comprehensive loss                 $(1,047)         $ (792)
                                          =============  ==============

NOTE 7 - New Accounting Standards:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require the Company to record all derivatives held on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. With respect to derivatives which are hedges, then depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June of 1999 the Financial Accounting Standards Board delayed the effective date of implementation for one year; therefore, SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS 133 as of the beginning of its fiscal year 2001. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE 8 - Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                       Three Months Ended               Six Months Ended
                                                                    July 2,          July 3,        July 2,          July 3,
                                                                     1999             1998            1999            1998
------------------------------------------------------------------------------------------------  ------------------------------
(In thousands, except per share amounts)
Numerator:
    Income from continuing operations available to common
       shareholders used in basic and diluted income per share         $ 4,656         $  1,892        $ 7,670         $  5,894

    Loss from discontinued operations available to common
       shareholders used in basic and diluted income per share         $     -         $ (1,637)       $     -         $ (3,724)
                                                                 --------------   --------------  -------------   --------------
    Income from operations available to common
       shareholders used in basic and diluted income per share         $ 4,656            $ 255        $ 7,670          $ 2,170
                                                                 ==============   ==============  =============   ==============
Denominator:
     Weighted-average number of common
        shares used in calculating basic income per share               22,319           22,693         22,290           22,737

     Effect of dilutive securities:
          Common stock options                                             413              448            147              551
          Common stock warrants                                             37              159              -              170
                                                                 --------------   --------------  -------------   --------------
     Weighted-average number of common
         shares and dilutive potential common shares
        used in calculating diluted income per share                    22,769           23,300         22,437           23,458
                                                                 ==============   ==============  =============   ==============

 Basic income per share from continuing operations                      $ 0.21          $  0.08         $ 0.34          $  0.26
 Basic loss per share from discontinued operations                      $    -          $ (0.07)        $    -          $ (0.16)
                                                                 --------------   --------------  -------------   --------------
 Basic income per share                                                 $ 0.21           $ 0.01         $ 0.34           $ 0.10
                                                                 ==============   ==============  =============   ==============

 Diluted income per share from continuing operations                    $ 0.20          $  0.08         $ 0.34          $  0.25
 Diluted loss per share from discontinued operations                    $    -          $ (0.07)        $    -          $ (0.16)
                                                                 --------------   --------------  -------------   --------------
 Diluted income per share                                               $ 0.20           $ 0.01         $ 0.34           $ 0.09
                                                                 ==============   ==============  =============   ==============

NOTE 9 - Contingencies:

Shareholder Litigation

     On December 6, 1995, two shareholders filed a class action lawsuit against the Company and certain directors and officers of the Company. Subsequent to that date, additional lawsuits were filed by other shareholders. The lawsuits were subsequently amended and consolidated into one complaint, which was filed on April 5, 1996. The amended consolidated complaint sought to bring an action as a class action consisting of all persons who purchased the Common Stock of the Company during the period April 18, 1995, through December 5, 1995 (the "Class Period"). The plaintiffs alleged that the defendants sought to induce the members of the Class to purchase the Company's Common Stock during the Class Period at artificially inflated prices. The plaintiffs seek recissory or compensatory damages with interest thereon, as well as reasonable attorneys' fees and extraordinary equitable and/or injunctive relief. The Company filed a motion to dismiss, which was heard by the Court on August 16, 1996. The court rejected the plaintiffs' lawsuit, but allowed thirty days to resubmit its complaint. On September 24, 1996, the plaintiffs filed an amended complaint. On April 28, 1997, the Court granted in part, and denied in part, the Company's motion to dismiss. The Court further granted the plaintiffs leave to replead certain dismissed claims. On June 19, 1997, the plaintiffs filed a third amended and consolidated complaint. The Company has answered the complaint by denying all liability. On March 19, 1999, the parties executed a Memorandum of Understanding with respect to settlement of the litigation. The parties have negotiated a definitive stipulation of settlement and on September 20, 1999, a court hearing will be held in order for the Court to decide whether or not to approve the terms of the settlement. There can be no assurance that such approval will be granted. If the litigation is settled as provided by the current terms of the settlement, the outcome will not have a material adverse effect on the Company's financial position or results of operations.

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

Other Matters

     Western Atlas, a Houston based supplier to the oil exploration business, has accused the Company and other GPS manufacturers, suppliers and users of infringing two U.S. Patents owned by it, namely U.S. Patent Nos. 5,014,066 and 5,619,212. Western Atlas contends that the foregoing patents cover certain aspects of GPS receiver design. Lawsuits for infringement of these two patents were filed in federal district court in Houston, Texas against Rockwell International Corp., currently pending and Garmin International Inc. which has been settled. Although Trimble has not been sued by Western Atlas on the foregoing patents, the Company has instructed its counsel thoroughly to investigate the infringement threat. At the present time, the Company does not expect this threat to have adverse consequences on the Company's business.

NOTE 10 - Subsequent Event:

     On August 10, 1999, the Company signed a Supply Agreement with Solectron Corporation and Solectron Federal Systems, Inc. (collectively "Solectron"). The Agreement is an exclusive arrangement between both parties for all manufacturing being outsourced by Trimble for three years effective August 13, 1999. In addition, the Company has signed an agreement to sell substantially all the manufacturing assets, associated commitments, and manufacturing technology in its Sunnyvale location to Solectron as of August 13, 1999 for cash of approximately $28 million. The final purchase price for these assets will be based on the value of the inventory, assets, and commitments on hand at close of business on August 13, 1999. The valuation is expected to be finalized by the end of the third quarter and the anticipated gain on the transaction will be recognized over the exclusive life of the Supply Agreement.

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


Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

Revenues

     Revenues of continuing operations for the three and six months ended July 2, 1999 were $70,839,000 and $139,609,000 respectively, compared with $73,536,000 and $147,697,000 in the corresponding 1998 periods. The table below breaks out the Company's revenues by segment:

                                           Three Months Ended                             Six Months Ended
                                -------------------------------------------  --------------------------------------------
                                  July 2,         July 3,                       July 2,        July 3,
                                   1999            1998         Decrease         1999           1998          Decrease
---------------------------------------------------------------------------  --------------------------------------------
(In thousands)
 Precision Positioning Group        $ 41,581        $43,659            (5%)     $  84,147       $  84,805            (1%)
 Mobile and Timing Technologies       29,258         29,877            (2%)        55,462          62,892           (12%)

                                -------------  -------------  -------------  -------------  --------------  -------------
 Total                              $ 70,839        $73,536            (4%)     $ 139,609       $ 147,697            (5%)
                                -------------  -------------  -------------  -------------  --------------  -------------

Precision Positioning Group

     Precision Positioning Group revenues decreased for both the three and six month periods ended July 2, 1999 as compared to the corresponding periods for 1998. The decrease for the three month period was partially due to a change in distribution model from a dealer commission to a buy sell. The new model discounts revenue, which is offset by lower sales commissions. In addition, there was a reduction in the agriculture product lines due to reduced sales to a U.S. OEM who has been impacted by a reduction in new equipment sales in the agriculture sector, as well as a large shipment to the U.S. government for precision land survey equipment in the second quarter of 1998 that was not repeated in the second quarter of 1999. These decreases were only partially offset by increases in the Mapping and GIS Systems product line.

     The decrease for the six month period was primarily due to a change in distribution model from a dealer commission to a buy sell. The new model discounts revenue, which is offset by lower sales commissions. In addition, there was a large shipment to the U.S. government for precision land survey equipment in the second quarter of 1998 which was not repeated in the second quarter of 1999. These decreases were only partially offset by increases in the Mapping and GIS Systems and Mining, Construction and Agricultural product lines.

Mobile and Timing Technologies

     Mobile and Timing Technologies revenues decreased for both the three and six month periods ended July 2, 1999, as compared with the corresponding periods in 1998 due primarily to lower shipments to the U.S. government under the CUGR program during 1999 as compared to the same periods for 1998. In addition, the Commercial Avionics product line had strong shipments of the Honeywell-Trimble (HT9100) product to American Airlines during 1998 that have not been repeated in 1999. These decreases were not completely offset by increases in the remaining Automotive, Timing, and Mobile Positioning product lines.

Revenues outside the U.S.

* Sales to unaffiliated customers from continuing operations in locations outside the U.S. comprised approximately 49% and 47% of the Company's revenues in the first six months of fiscal 1999 and 1998, respectively. During the first six months of 1999, the Company has continued to experience strength in the demand from U.S. and European markets, and had stronger than expected demand in South and Central America. The Company anticipates that export revenues and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenues and, therefore, the Company is subject to the risks inherent in these international sales, including unexpected changes in regulatory requirements, exchange rates, governmental approvals, tariffs or other barriers. Even though the U.S. government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (S/A) (a method of degrading GPS accuracy), customers in certain foreign markets may be reluctant to purchase products based on GPS technology given the control of GPS by the U.S. government. The Company's results of operations would be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.

Gross Margin

*    Gross margin from continuing operations varies on a quarterly basis due to a number of factors, including product mix, technology license fees, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs and new product start-up costs. Gross margin as a percentage of total product revenues was 53% and 52% for the three and six month periods ending July 2, 1999 as compared with 49% and 51% in the corresponding 1998 periods. The increases in gross margin percentages primarily reflect improved manufacturing cost control achieved through the consolidation of the manufacturing organization resulting in improved efficiencies and reduced inventory. Because of mix changes within and among the Business Units, market pressures on unit selling prices, fluctuations in unit manufacturing costs, and other factors, there is no assurance that current margins will be sustained.

* The Company also expects that a higher percentage of its business in the future will be conducted through alliances with larger strategic partners. As a result of volume pricing and the assumption of certain operating costs in connection with such partners, margins related to these revenues from strategic alliances are likely to be lower than revenues from sales directly to end-users.

Operating Expenses

     The following table shows operating expenses from continuing operations for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                      Three Months Ended                                  Six Months Ended
                           --------------------------------------------    -----------------------------------------------
                            July 2,          July 3,        Increase/         July 2,          July 3,        Increase/
                             1999             1998           (Decrease)        1999             1998          (Decrease)
--------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Research and development       $ 9,444          $11,199            (16)%        $ 17,951          $22,353             (20)%
Sales and marketing             13,972           15,762            (11)%          27,276           31,588             (14)%
General and administrative       8,630            7,603             14 %          18,653           14,667              27 %
                           ------------   --------------   ------------    --------------   --------------   -------------
     Total                     $32,046          $34,564             (7)%        $ 63,880          $68,608              (7)%
                           ------------   --------------   ------------    --------------   --------------   -------------

Research and Development

* Research and development expenses decreased in the three and six month periods ended July 2, 1999, as compared with the corresponding period in fiscal 1998. The lower research and development expenses for the second quarter and first half of fiscal 1999 as compared with the corresponding periods in fiscal 1998 are primarily due to the Company receiving increased funds from cost reimbursement projects. Also there was a decrease in personnel, consultants, electronic parts and other supplies expense as part of the Company's restructuring plan that was implemented in the last half of 1998. The Company plans to continue its aggressive development of future products.

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

Sales and Marketing

     The decrease in sales and marketing expenses for the three and six month periods ended July 2, 1999, as compared with the corresponding periods in fiscal 1998 is due primarily to decreases in personnel, travel, advertising, trade shows, and commission expenses as part of the Company's restructuring plan which was implemented in the last half of 1998.

* The Company's future growth will also depend upon the timely development and continued viability of the Business Unit segments in which the Company currently competes and upon the Company's ability to continue to identify and penetrate new markets for its products. In addition, the Company has significant competition in some markets, and the Company expects such competition to intensify as the market for GPS applications receives greater acceptance. Several of the Company's competitors are major corporations with substantially greater financial, technical, marketing and manufacturing resources. Increased competition is likely to result in reduced market share and in price reductions of GPS-based products, which could adversely affect the Company's revenues and profitability if the Company is unable to make corresponding changes to compete effectively.

General and Administrative

     The increase in general and administrative expenses for the three and six months ended July 2, 1999, as compared with the corresponding periods for fiscal 1998, is primarily due to an increase in the allowance for doubtful accounts related to customers in South America based on a slow down in the South American economy for the first half of 1999. In addition, the Company had an increase in expenditures associated with certain litigation matters during the second quarter and first half of 1999. Also, the Company had an increase in salary related expenses in connection with the hiring of a new CEO in March 1999; an increase in equipment rental expenses; and an increase in building rent in the second quarter and first half of 1999, as compared to the corresponding periods for 1998.

Income Taxes

     The Company's effective income tax rate from continuing operations for the three and six months ended July 2, 1999 is 15% as compared with the effective income tax rates from continuing operations of 10% and 11%, respectively, for the corresponding periods in 1998. These rates are less than the federal statutory rate of 35% primarily due to the utilization of net operating loss carryforwards and the realization of previously reserved deferred tax assets.

Inflation

     The effects of inflation on the Company's financial results have not been significant to date.

Liquidity and Capital Resources

* At July 2, 1999, the Company had cash and cash equivalents of $41,180,000 and short-term investments of $23,643,000. The Company has relied primarily on cash provided by operating and financing activities and net sales of short-term investments to fund capital expenditures, the repurchase of the Company's common stock (see further explanation below), and other investing activities. Management believes that its cash, cash equivalents and short-term investment balances, together with its existing credit line, will be sufficient to meet its anticipated cash needs for at least the next twelve months.

     For the six months ended July 2, 1999, net cash provided from operating activities was $9,465,000 as compared to cash provided of $1,962,000 in the corresponding period in 1998. Cash provided by operating activities in 1999 resulted from decreases in inventories and increases in accrued compensation and benefits. Inventory from continuing operations as of July 2, 1999 decreased by $4,378,000 from the 1998 year end levels primarily due to a focused effort by the Company to reduce inventory by supply chain synchronization, reducing lead and cycle times, simplifying product lines, and implementing tighter control over its material forecasting process. The Company's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable and the successful management of the Solectron manufacturing relationship.

* During the third quarter of fiscal 1999 as described in Note 10, the Company expects to receive cash as part of an agreement with Solectron for the outsourcing of the manufacturing operations located in Sunnyvale, California. The anticipated inflow of cash in the third quarter of fiscal 1999 will be employed by the Company to fund capital expenditures and for other investing activities.

     Cash provided by sales of common stock in 1999 represents the proceeds from purchases made pursuant to the Company's stock option plan and employee stock purchase plan and totaled $1,948,000 for the six months ended July 2, 1999.

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

     The issuance of the subordinated promissory notes also included the issuance of warrants entitling holders to purchase 400,000 shares of common stock at a price of $10.95 per share at any time through June 15, 2001. The net proceeds of the notes were $29,348,000. The notes are recorded as noncurrent liabilities, net of appraised fair value attributed to the warrants. The value of the warrants and the issuance costs are being amortized to interest expense, using the interest rate method over the term of the subordinated promissory notes. The effective annual interest rate on the notes is 11.5%. Under the terms of the note, the Company is required to meet a minimum consolidated net worth requirement. If the Company falls below the minimum consolidated net worth requirement the Company could be in default of its loan covenants. Such events could have a material adverse effect on the Company's operations and liquidity.

     In 1998, the Company approved the repurchase of 1.6 million shares on the open market under a discretionary program to offset the potential dilutive effects to earnings (loss) per share from the issuance of additional stock options. The Company intends to use existing cash, cash equivalents and short-term investments to finance any such stock repurchases under this program. During 1998, the Company purchased 1.08 million shares at a cost of $16.1 million. During the first six months of fiscal 1999, no shares have been repurchased under the discretionary program.

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

     During the third quarter of 1999 another date-related issue, known as the "GPS Week Number Roll-Over" or "WNRO" issue, could also materially affect various Trimble products. The WNRO issue is unrelated to the Year 2000 issue and is unique to GPS technology. All GPS satellites, which are operated by the U.S. government, broadcast time in the form of a "GPS week number" and a time offset into each "GPS week." Week numbers range from 0 to 1023. Week 0 started on January 6, 1980, and week 1023 will end on August 21, 1999, at which time the week number broadcast by all U.S. GPS satellites will roll over, back to 0. Among other potential effects, this rollover may cause GPS receivers and software that process data obtained by GPS receivers to erroneously interpret high-week-number, pre-WNRO data as post-dating later low-week-number, post-WNRO data. This may cause satellite positions to be miscalculated and produce gross position fix errors. Receivers that process and display calendar dates based on "weeks since 1980" may generate date calculation errors. The Company continues to address the WNRO issue to avoid what might otherwise be a material and adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

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

Information Technology and Other Systems

     The Company continues to assess the potential impact of the Year 2000 issue on its internal systems, including information technology (IT) and non-IT systems, and has begun corrective efforts in this area, as follows:

o The Company has upgraded its existing MRP/ERP information systems to a Year 2000 compliant version as of the end of the second quarter. Final testing of the upgraded systems for Year 2000 compliance will be completed before the 21st century rollover. In addition ancillary critical systems will be upgrade to be Year 2000 compliant during the second half of 1999.

o Assessment and remediation efforts in connection with the Company's other IT and non-IT systems will be undertaken as part of the Company's general Y2K Remediation Plan.

* The Company currently plans to complete renovation, testing and implementation of critical systems, or successful execution of contingency plans, during the second half of 1999. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, such renovation, testing, implementation or execution, and the Company's inability to successfully and timely complete these tasks could have a material adverse effect on future results of operations or financial condition.

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

* During the third quarter of fiscal 1999 the Company will be transitioning to outsourced manufacturing for its Sunnyvale location. The plans for this transition are intended to be smooth with no disruption of customer service, but no assurances can be given that the Company will not incur problems. If the transition causes delays in the Company's ability to meet customers needs this could have a material adverse effect on the Company's operating results.(See
Note 10 to the Condensed Consolidated Financial Statements - Subsequent Event.)

     With the selection of an exclusive manufacturing partner the Company is substantially dependent upon a sole supplier for the manufacture of its precision positioning, timing, mobile communication, and automotive products. In addition, the Company relies on sole suppliers for a number of its critical
Asics. The dependence upon these sole suppliers subjects the Company to risks associated with an interruption of supply if the Company is not able to find alternative sources on a timely basis. There can be no assurance that any delay, disruptions, or quality problems resulting from the use of a sole supplier will not have a material adverse effect on the Company's business and results of operations.

     The Company's stock price is subject to significant volatility. If revenues and/or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price of the Company's stock.

     The value of the Company's products relies substantially on the Company's technical innovation in fields in which there are many current patent filings. The Company recognizes that as new patents are issued or are brought to the Company's attention by the holders of such patents, it may be necessary for the Company to withdraw products from the market, take a license from such patent holders, or redesign its products. The Company does not believe any of its products currently infringe patents or other proprietary rights of third parties, but cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on the Company's revenues or profitability. (See Note 9 to the Condensed Consolidated Financial Statements - Contingencies:
Other Litigation.)

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

* The ability of the Company to maintain its competitive technological position will depend, in a large part, on its ability to attract, motivate and retain highly qualified development and managerial personnel. Competition for qualified employees in the Company's industry and location is intense, and there can be no assurance that the Company will be able to attract, motivate and retain enough qualified employees necessary for the future continued development of the Company's business and products.

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

     The Company's GPS technology is dependent on the use of radio frequency spectrum. The assignment of spectrum is controlled by an international organization known as, the International Telecommunications Union (ITU). Any ITU reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, may materially and adversely affect the utility and reliability of the Company's products, which would, intern, cause a material adverse effect on the Company's operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands may materially and adversely affect the utility and reliability of the Company's products, which could result in a material adverse effect on the Company's operating results.

     The Company's products rely on signals from the GPS NAVSTAR satellite system built and maintained by the U.S. Department of Defense. NAVSTAR satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites have design lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. The array of satellites consists of 27 of which the oldest satellite has been in orbit for 20 years and the youngest satellite has been in orbit for 4 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period of time, or that the policies of the U.S. government for the use of GPS without charge will remain unchanged. However, in 1996 the U.S. Administration announced the first comprehensive national policy statement on GPS, known as the Presidential Decision Directive, which confirms civilian, commercial, and consumer access to the use of GPS free of direct user fees. The U.S. Congress provided a statutory foundation for this access in the National Defense Authorization Act for fiscal year 1998. Because of ever-increasing commercial applications of GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals in the future. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products would have a material adverse effect on the Company's financial results. In 1995, certain European government organizations expressed concern regarding the susceptibility of GPS equipment to intentional or inadvertent signal interference. Such similar concern could translate into reduced demand for GPS products in certain geographic regions in the future.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The following is a discussion of the Company's exposure to market risk related to changes in interest rates and foreign currency exchange rates. The Company uses certain derivative financial instruments to manage these risks. The Company does not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with board-approved polices.

Market Interest Rate Risk

     Short-term Investments Owned by the Company. As of July 2, 1999, the Company had short-term investments of $23.6 million. These short-term investments consist of highly liquid investments with original maturities at the date of purchase between three and twelve months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at July 2, 1999 would cause the fair value of these short-term investments to decline by an immaterial amount. Because the Company has the ability to hold these investments until maturity the Company would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce the Company's interest income.

     Outstanding Debt of the Company. As of July 2, 1999, the Company had outstanding long-term debt of approximately $30.0 million of subordinated promissory notes at a fixed interest rate of 10 percent. The interest rate of this instrument is fixed. However, a hypothetical 10 percent decrease in the interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expense associated with future borrowings of the Company, if any. The Company does not currently hedge against interest rate increases.

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

     The following table provides information about the Company's foreign exchange forward contracts outstanding:

                               Foreign           Contract Value      Fair Value
                 Buy/       Currency Amount           USD              in USD
  Currency       Sell       (in thousands)       (in thousands)   (in thousands)
--------------- --------  ---------------------  ------------------ ------------
YEN              Sell             293,900            $ 2,554            $ 2,447
NZD              Buy                4,600            $ 2,522            $ 2,456
Euro             Sell               1,050            $ 1,097            $ 1,077
STERLING         Buy                1,000            $ 1,605            $ 1,580


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

PART II. OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1999 annual meeting of shareholders was held at the Westin Hotel in Santa Clara, located at 5101 Great America Parkway, Santa Clara, California 95054 in the Magnolia Room, on Wednesday, June 2, 1999, at 1:00 p.m. local time.

     At the annual shareholder meeting, an election of directors was held with the following individuals being elected to the Company's Board of Directors.


                                                    Vote
                                  -----------------------------------------
                                          For                 Withheld

Steven W. Berglund                     19,150,980             610,037
Robert S. Cooper                       16,698,377           3,062,640
John B. Goodrich                       16,683,621           3,077,396
William Hart                           18,025,068           1,735,949
Norman Y. Mineta                       19,101,810             659,207
Bradford W. Parkinson                  17,440,460           2,320,557


     Other matters voted upon at the annual shareholder meeting and the results of the voting with respect to each such matter were as follows:

1. To approve an increase of 1,200,000 shares in the number of shares of Common Stock reserved for issuance under the Company's 1993 Stock Option Plan from 3,800,000 shares to an aggregate of 5,000,000 shares (10,152,549 in favor; 2,520,461 opposed; 66,448 abstentions; 7,021,559 broker non-votes).

2. To approve an increase of 600,000 shares in the number of shares of Common Stock available for purchase by eligible employees under the Company's 1988 Employee Stock Purchase Plan from 2,350,000 shares to an aggregate of 2,950,000 shares (11,329,140 in favor; 1,354,579 opposed; 55,739 abstentions;
7,021,559 broker non-votes).

3. To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the current fiscal year ending December 31, 1999 (19,513,165 in favor; 197,052 opposed; 197,052 abstentions; 0 broker non-votes).

Item 5.           OTHER INFORMATION

     On August 10, 1999, the Company signed an Asset Purchase Agreement with Solectron Corporation and Solectron Federal Systems, Inc. (collectively, "Solectron"). The closing of the transaction occurred on August 13, 1999. At the closing of the Asset Purchase Agreement, the Company transferred to Solectron substantially all of the Company's tangible manufacturing assets located at the Company's Sunnyvale, California campus, including but not limited to equipment, fixtures and work in progress, and certain contract and other intangible assets and rights, together with certain related obligations, including but not limited to real property subleases covering the Company's manufacturing floor space, and outstanding purchase order commitments. In addition, the Asset Purchase

Agreement also provides for Solectron's subsequent purchase, on August 30, 1999, of all of Trimble's component inventory which was on hand as of August 13, 1999.

     Trimble received cash at the closing of the Asset Purchase Agreement, representing an interim estimate of the value of the assets purchased by Solectron, excluding inventory, and expects to receive an additional cash payment on August 30, 1999, representing an interim estimate of the component inventory to be sold to Solectron.

     The final purchase price for all of the Company's assets to be sold to Solectron, including the component inventory, will be determined, and the cash payment between the parties will be adjusted, based upon a subsequent determination of all such purchased assets actually on hand at Trimble as of the date of closing of the Asset Purchase Agreement. The Company estimates that the final purchase price as so determined will be approximately $28 million. Such final determination, and the final purchase price, is expected to be finalized by the end of the Company's third fiscal quarter. Upon such final determination, the Company will calculate its gain on the transaction, if any, and will recognize any such gain over the exclusive life of the Supply Agreement described below.

     Concurrently with the closing of the Asset Purchase Agreement, the Company and Solectron also entered into a Supply Agreement. The Supply Agreement provides for the exclusive manufacture by Solectron of almost all Trimble products for a period of three years.

     Solectron will initially manufacture such Trimble products under the Supply Agreement in the same Trimble buildings in which such products were previously manufactured by Trimble, and Trimble has sublet such space to Solectron as part of this transaction. Solectron has offered employment to approximately 230 Trimble manufacturing, engineering and related support personnel, and Trimble understands that substantially all such employees have accepted employment with Solectron.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.       Exhibits
                      10.59   1993 Stock Option Plan, as amended

                      10.60   1988 Employee Stock Purchase Plan, as amended

                      27.1     Financial Data Schedule for the quarters ended
                              July 2, 1999 and July 3, 1998

          B.       Reports on Form 8-K

                      There were no reports on Form 8-K filed during the fiscal quarter ended July 2, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TRIMBLE NAVIGATION LIMITED
(Registrant)



By:      /s/ Mary Ellen Genovese
         Mary Ellen Genovese
         (Chief Financial Officer, Vice President Finance, and
         Corporate Controller)



DATE:  August 13, 1999