Form 10-Q
period 1999-10-01
TRIMBLE NAVIGATION LTD /CA/
filed 1999-11-12
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 1, 1999

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

                  Yes      X                No

     As of November 5, 1999, there were 22,556,500 shares of Common Stock (no par value) outstanding

                           TRIMBLE NAVIGATION LIMITED

                                      INDEX
                                                                          Page
PART I.         FINANCIAL INFORMATION                                    Number

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          October 1, 1999 and January 1, 1999                                3

          Condensed Consolidated Statements of Operations -
          Three and Nine Months ended October 1, 1999 and October 2, 1998    4

          Condensed Consolidated Statements of Cash Flows -
          Nine Months ended October 1, 1999 and October 2, 1998              5

          Notes to Condensed Consolidated Financial Statement                6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             13

 Item 3.  Quantitative and Qualitative Disclosure of Market Risk            21

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 23

SIGNATURES                                                                  24

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         October 1,  January 1,
                                                           1999        1999
 ------------------------------------------------------------------------------
 (In thousands)                                          (Unaudited)
  ASSETS
  Current assets:
      Cash and cash equivalents                            $ 57,237    $ 40,865
      Short term investments                                 39,654      16,269
      Accounts and other receivable, net                     41,818      33,431
      Inventories                                            18,257      37,166
      Other current assets                                    3,870       4,173
                                                     -------------- -----------
          Total current assets                              160,836     131,904

      Net property and equipment                             12,453      15,104
      Intangible assets                                       1,137       1,320
      Deferred income taxes                                     399         405
      Other assets                                            7,302       7,546
                                                     -------------- -----------
          Total assets                                    $ 182,127   $ 156,279
                                                     ============== ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
      Current portion of long-term debt                     $ 1,388     $ 1,388
      Accounts payable                                       13,945      13,000
      Accrued compensation and benefits                       9,174       4,696
      Customer advances                                           -         808
      Accrued liabilities                                    16,417      15,474
      Deferred Gain on sale of assets                         1,953           -
      Accrued liabilities related to disposal of
         General Aviation                                     2,819       6,743
      Accrued warranty expense                                6,197       5,681
      Income taxes payable                                    3,984       2,158
                                                     -------------- -----------
          Total current liabilities                          55,877      49,948
                                                     -------------- -----------
  Noncurrent portion of long-term debt and
     other liabilities                                       33,992      31,640
                                                     -------------- -----------
          Total liabilities                                  89,869      81,588
                                                     -------------- -----------
  Shareholders' equity:
      Common stock                                          124,249     122,201
      Accumulated deficit                                   (30,993)    (46,718)
      Unrealized gain (loss) on short term investments          (64)         19
      Foreign currency translation adjustment                  (934)       (811)
                                                     -------------- -----------
          Total shareholders' equity                         92,258      74,691
                                                     -------------- -----------
          Total liabilities and shareholders' equity      $ 182,127   $ 156,279
                                                     ============== ===========

 See accompanying notes to condensed consolidated financial statements.



                                                                    TRIMBLE NAVIGATION LIMITED
                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                            (Unaudited)

                                                                    Three Months Ended                   Nine Months Ended
                                                                 October 1,       October 2,         October 1,      October 2,
                                                                   1999            1998 *              1999            1998 *
---------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
 Total revenue                                                       $ 69,636        $ 59,973         $ 209,245        $ 207,670
                                                             -----------------   -------------   ---------------   --------------
 Operating expenses:
     Cost of sales                                                     32,657          34,445            99,088          107,557
     Research and development                                           9,724          12,363            27,675           34,716
     Sales and marketing                                               13,705          15,952            40,981           47,540
     General and administrative                                         7,738           8,501            26,391           23,168
     Restructuring charges                                                  -           2,453                 -            2,453
                                                             -----------------   -------------   ---------------   --------------
           Total operating expenses                                    63,824          73,714           194,135          215,434
                                                             -----------------   -------------   ---------------   --------------
  Operating income (loss)                                               5,812         (13,741)           15,110           (7,764)
                                                             -----------------   -------------   ---------------   --------------
  Nonoperating income (expense):
     Interest income                                                    1,108             839             2,493            2,853
     Interest and other expenses                                         (922)         (2,362)           (2,574)          (4,039)
     Foreign exchange gain, net                                            31              78                24              358
                                                             -----------------   -------------   ---------------   --------------
                                                                           217          (1,445)              (57)            (828)
                                                             -----------------   -------------   ---------------   --------------
  Income (loss) before income taxes from
      continuing operations                                             6,029         (15,186)           15,053           (8,592)
  Income tax provision                                                    905             350             2,259            1,050
                                                             -----------------   -------------   ---------------   --------------
  Net income (loss) from continuing operations                         $ 5,124       $ (15,536)         $ 12,794         $ (9,642)
                                                             -----------------   -------------   ---------------   --------------
  Discontinued operations:
     Loss from operations (net of tax)                                    $ -        $ (2,036)              $ -         $ (5,760)
     Estimated income (loss) on disposal                                2,931         (19,862)            2,931          (19,862)
                                                             -----------------   -------------   ---------------   --------------
  Loss on discontinued operations                                       2,931         (21,898)            2,931          (25,622)
                                                             -----------------   -------------   ---------------   --------------
  Net income (loss)                                                   $ 8,055       $ (37,434)         $ 15,725        $ (35,264)
                                                             =================   =============   ===============   ==============

  Basic income (loss) per share from continuing operations             $ 0.23         $ (0.70)             0.57            (0.43)
  Basic income (loss) per share from discontinued operations             0.13           (0.98)             0.13            (1.13)
                                                             -----------------   -------------   ---------------   --------------
  Basic net income (loss) per share                                    $ 0.36         $ (1.68)           $ 0.70          $ (1.56)
                                                             =================   =============   ===============   ==============
  Shares used in calculating basic
      income (loss) per share                                          22,519          22,305            22,367           22,593
                                                             =================   =============   ===============   ==============

  Diluted income (loss) per share from continuing operations           $ 0.22         $ (0.70)             0.57            (0.43)
  Diluted income (loss) per share from discontinued operations           0.13           (0.98)             0.13            (1.13)
                                                             -----------------   -------------   ---------------   --------------
  Diluted net income (loss) per share                                  $ 0.35         $ (1.68)           $ 0.70          $ (1.56)
                                                             =================   =============   ===============   ==============
  Shares used in calculating diluted
      income (loss) per share                                          22,860          22,305            22,573           22,593
                                                             =================   =============   ===============   ==============


* Certain amounts in these periods have been restated for discontinued operations (General Aviation) and subsequent to the restatement, certain amounts in this period related to certain product lines have been reclassified to include amounts in continuing operations that were previously included in discontinued operations. See Note 4 for further explanation.


See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                     October 1,         October 2,
                                                                        1999              1998 *
------------------------------------------------------------------------------------------------------
(In thousands)
 Net cash provided by operating activities of continuing operations       $ 13,848            $ 8,158
 Net cash provided (used) by operating activities /
     disposal of discontinued operations                                     2,931             (5,760)
                                                                    ---------------   ----------------
 Net cash provided by operating activities                                $ 16,779            $ 2,398
                                                                    ---------------   ----------------
 Cash flow from investing activities:
      Purchase of short term investments                                   (40,735)           (69,163)
      Maturities of short term investments                                  17,350            104,712
      Sales of short term investments                                            -              8,473
      Sales (purchases) of equity investments                                  752             (1,051)
      Acquisition of property and equipment                                 (4,887)            (6,711)
      Proceeds from sale of assets                                          26,863                  -
      Capitalized patent expenditures                                         (717)              (802)
                                                                    ---------------   ----------------
        Net cash provided (used) in investing activities of
          continuing operations                                             (1,374)            35,458
        Net cash used in investing activities of discontinued
          operations                                                             -               (952)
                                                                    ---------------   ----------------
        Net cash provided (used) in investing activities                    (1,374)            34,506
                                                                    ---------------   ----------------
 Cash flow from financing activities:
      Issuance of common stock                                               2,048              3,415
      Repurchase of common stock                                                 -            (15,168)
      (Payment)/collections of notes receivable                                221                (14)
      (Payment)/proceeds from long-term debt and revolving
        credit facilities                                                   (1,302)             2,554
                                                                    ---------------   ----------------
        Net cash provided (used) by financing activities of
          continuing operations                                                967             (9,213)
                                                                    ---------------   ----------------
        Net cash provided (used) by financing activities                       967             (9,213)
                                                                    ---------------   ----------------

 Net increase in cash and cash equivalents                                  16,372             27,691

 Cash and cash equivalents -- beginning of period                           40,865             19,951
                                                                    ---------------   ----------------
 Cash and cash equivalents -- end of period                               $ 57,237           $ 47,642
                                                                    ===============   ================

 Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                                             $ 824              $ 790
        Income taxes, net of refunds                                         $ 200            $ 1,410


* Certain amounts in this period have been restated for discontinued operations (General Aviation) and subsequent to the restatement, certain amounts in this period related to certain product lines have been reclassified to include amounts in continuing operations that were previously included in discontinued operations. See Note 4 for further explanation.


See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

     The condensed consolidated financial statements for the three and nine month periods ended October 1, 1999, and October 2, 1998, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at January 1, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 1999. The three and nine months ended October 2, 1998 have been restated to reflect a subsequently retained portion of discontinued operations. See Note 4.

     The Company has a 52-53 week fiscal year, which ends on the Friday nearest to December 31, which for fiscal 1999 will be December 31, 1999.

     The results of operations for the three and nine month periods ended October 1, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - Disposition of Assets:

     On August 10, 1999, Trimble Navigation Limited ("Trimble" or the "Company") signed an Asset Purchase Agreement with Solectron Corporation and Solectron Federal Systems, Inc. (collectively, "Solectron"). The closing of the transaction occurred on August 13, 1999. At the closing of the Asset Purchase Agreement, the Company transferred to Solectron substantially all of the Company's tangible manufacturing assets located at the Company's Sunnyvale, California campus, including but not limited to equipment, fixtures and work in progress, and certain contract and other intangible assets and rights, together with certain related obligations, including but not limited to real property subleases covering the Company's manufacturing floor space, and outstanding purchase order commitments. In addition, the Asset Purchase Agreement also provided for Solectron's subsequent purchase, on August 30, 1999, of Trimble's entire component inventory, on hand as of August 13, 1999.

     The final purchase price for these assets was $26.9 million. As part of this agreement the Company will incur some employee and facility related liabilities, which have been accrued for and offset against the gain. The net gain on the transaction to the Company of $5.9 million has been deferred and is being recognized over the three-year exclusive life of the Supply Agreement described below.

     Concurrently with the closing of the Asset Purchase Agreement, the Company and Solectron also entered into a Supply Agreement. The Supply Agreement provides for the exclusive manufacture by Solectron of almost all Trimble products for a period of three years. Solectron will initially manufacture such Trimble products under the Supply Agreement in the same Trimble buildings in which such products were previously manufactured by Trimble, and Trimble has sublet such space to Solectron as part of this transaction. Solectron offered employment to approximately 230 Trimble manufacturing, engineering and related support personnel, and Trimble understands that substantially all such employees accepted such employment with Solectron.

NOTE 3 - Inventories:

Inventories from continuing operations consist of the following:

                                    October 1,              January 1,
                                       1999                    1999
---------------------------------------------------------------------------
(In thousands)

Raw materials                            $ 1,382                  $ 22,480
Work-in-process                            2,262                     4,033
Finished goods                            14,613                    10,653
                                   --------------       -------------------
                                        $ 18,257                  $ 37,166
                                   --------------       -------------------


NOTE 4 - Discontinued Operations:

     On October 2, 1998, the Company adopted a plan to discontinue its General Aviation division. The Company currently anticipates that the division will be disposed of by the first half of fiscal 2000. Accordingly, the General Aviation division is being reported as a discontinued operation for all periods presented in these financial statements. Net assets of the discontinued operation at October 2, 1998 were written off and consisted primarily of inventory, property, plant and equipment and intangible assets.

     As of October 1, 1999, in connection with the discontinued operations, the Company had incurred cumulative net expenses of approximately $5.5 million consisting of $6.0 million for operating losses for the discontinued operation through the estimated date of disposal, including severance costs and net of receipts of $543,000 related to the sale of particular inventory items and fixed assets. The Company has revised its accrual for the remaining costs now expected to be incurred based on current status of the related liabilities. This resulted in a reversal of approximately $2.9 million of prior amounts accrued related to the discontinued operations. The Company has a remaining provision of $2.8 million which includes $1.5 million for the estimated operating losses through the estimated date of disposal including remaining severance costs and $1.3 million for facility and certain other contractual costs.

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

     The net revenues of the discontinued operation, which have been restated to exclude the retained product lines, are not included in net revenues of continuing operations in the accompanying statements of operations. The operating results for the three and nine months ended October 2, 1998 of the discontinued operation are summarized as follows:


                                       Three Months Ended      Nine Months Ended
                                            October 2,              October 2,
                                               1998                    1998
--------------------------------------------------------------------------------
(In thousands)
    Net revenues                              $ 2,046                 $ 6,807
    Loss before tax provision                  (2,036)                 (5,760)
    Income tax provision                            -                       -
                                          ============            ============
         Net loss                            $ (2,036)               $ (5,760)
                                          ============            ============

    Basic and diluted net loss per share      $ (0.09)                $ (0.25)

NOTE 5 - Restructuring Charge:

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

     The activity in fiscal 1999 and 1998 related to the restructuring and the amounts remaining at October 1, 1999 on the balance sheet are as follows (in thousands):

                                Total
                              charged to                       Remaining in
                             expense in Amounts paid/ accrued liabilites fiscal 1998 written off as of October 1, 1999
                             ------------- -------------  ---------------------
Employee termination benefits   $ 2,864       $ (1,973)              $ 891
Facility space reductions         1,061           (897)                164
ERP system abandonment            6,360         (6,081)                279
                              ==========   ============   =====================
     Subtotal                  $ 10,285       $ (8,951)            $ 1,334
                              ==========   ============   =====================

NOTE 6 - Segment Information:

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

                                       ----------------------------------------     -------------------------------------------
                                                 Three Months Ended                             Nine Months Ended
                                                   October 1, 1999                               October 1, 1999
                                       ----------------------------------------     -------------------------------------------
                                                   (in thousands)                                 (in thousands)
                                       ----------------------------------------     -------------------------------------------
                                            PPG          MTT         Total               PPG           MTT          Total
                                       ----------------------------------------     -------------------------------------------
External  net revenue                       $ 41,478     $ 28,158     $ 69,636           $ 125,631     $ 83,614      $ 209,245
Operating profit before corporate
     allocations                              14,280        5,159       19,439              42,175       12,831         55,006
Corporate allocations (1)                     (6,120)      (3,042)      (9,162)            (18,471)      (8,405)       (26,876)
                                       ----------------------------------------     -------------------------------------------
Operating profit from continuing
     operations                              $ 8,160      $ 2,117     $ 10,277            $ 23,704      $ 4,426       $ 28,130
Assets:
   Accounts recievable (2)                                                                $ 31,217     $ 21,713       $ 52,930
    Inventory                                                                                7,961        9,491         17,452


                                       ----------------------------------------     -------------------------------------------
                                                 Three Months Ended                             Nine Months Ended
                                                   October 2, 1998                               October 2, 1998
                                       ----------------------------------------     -------------------------------------------
                                                   (in thousands)                                 (in thousands)
                                       ----------------------------------------     -------------------------------------------
                                            PPG          MTT         Total               PPG           MTT          Total
                                       ----------------------------------------     -------------------------------------------
External  net revenue                       $ 37,581     $ 22,392     $ 59,973           $ 122,381     $ 85,289      $ 207,670
Operating profit/(loss) before corporate
     allocations                               2,613       (2,773)        (160)             16,728        3,093         19,821
Corporate allocations (1)                     (3,343)      (1,922)      (5,265)            (11,466)      (5,913)       (17,379)
                                       ----------------------------------------     -------------------------------------------
Operating profit/(loss) from continuing
     operations                               $ (730)    $ (4,695)    $ (5,425)            $ 5,262     $ (2,820)       $ 2,442

                                                                                    -------------------------------------------
                                                                                               Twelve Months Ended
                                                                                                 January 1, 1999
                                                                                    -------------------------------------------
                                                                                                  (in thousands)
                                                                                    -------------------------------------------
Assets:                                                                                  PPG           MTT          Total
                                                                                    -------------------------------------------
   Accounts recievable (2)                                                                $ 32,197     $ 14,837       $ 47,034
    Inventory                                                                               10,042       16,251         26,293


(1) For the three and nine months ended October 1, 1999, the Company determined the amount of corporate allocations charged to its Business Units based on a percentage of the Business Units' monthly revenue, gross profit, and controllable spending (research and development, marketing, and general and administrative). For the three and nine months ended October 2, 1998, the Company determined the amount of the corporate allocations charged to its Business Units based on a percentage of the Business Units' monthly inventory balance and gross profit. Allocation percentages were determined at the beginning of each of the respective fiscal years.

(2) As presented, the accounts receivable number excludes cash in advance and reserves, which are not, allocated between Business Unit segments.

     Following are reconciliations corresponding to totals in the accompanying consolidated financial statements (in thousands):

                                                                   Three Months Ended               Nine Months Ended
                                                              October 1,        October 2,      October 1,      October 2,
Revenues:                                                        1999              1998            1999            1998
---------------------------------------------------------------------------   ---------------  -------------   -------------
Total for reportable markets                                      $ 69,636          $ 59,973      $ 209,245       $ 207,670
                                                            ===============   ===============  =============   =============

Operating profit/(loss) from continuing operations:
------------------------------------------------------------
Total for reportable markets                                      $ 10,277          $ (5,425)      $ 28,130         $ 2,442
Unallocated corporate expenses                                      (4,465)           (8,316)       (13,020)        (10,206)
                                                            ===============   ===============  =============   =============
     Income before income taxes from continuing operations         $ 5,812         $ (13,741)      $ 15,110        $ (7,764)
                                                            ===============   ===============  =============   =============

                                                                                               Nine Months    Twelve Months
                                                                                                  Ended           Ended
                                                                                                October 1,      January 1,
Assets:                                                                                            1999            1999
------------------------------------------------------------                                   -------------   -------------
Accounts receivable total for reportable markets                                                   $ 52,930        $ 47,034
Unallocated (1)                                                                                     (11,112)        (13,603)
                                                                                               =============   =============
   Total                                                                                           $ 41,818        $ 33,431
                                                                                               =============   =============

Inventory total for reportable markets                                                             $ 17,452        $ 26,293
Common inventory (2)                                                                                    805          10,873
                                                                                               =============   =============
   Net inventory                                                                                   $ 18,257        $ 37,166
                                                                                               =============   =============


(1)  Includes cash in advance and reserves that are not allocated by segment.
(2) Consists of inventory that is common between the Business Unit segments. Parts can be used by either segment.


NOTE 7 - Comprehensive Income (Loss):

     The components of comprehensive income, net of related tax for the three and nine months ended October 1, 1999 and October 2, 1998 are as follows:

                                                 Three Months Ended                     Nine Months Ended
                                          October 1,         October 2,          October 1,        October 2,
                                             1999               1998                1999              1998
----------------------------------------------------------------------------    ----------------------------------
(In thousands)
Net income (loss)                              $ 8,055            $ (37,434)         $ 15,725           $ (35,264)
Unrealized gains (losses) on securities            (31)                  56               (83)                 44
Foreign currency translation adjustments            80                  (13)             (123)               (475)
                                         --------------  -------------------    --------------  ------------------
Comprehensive income (loss)                    $ 8,104            $ (37,391)         $ 15,519           $ (35,695)
                                         ==============  ===================    ==============  ==================


     The components of accumulated other comprehensive loss, net of related taxes at October 1, 1999 and January 1, 1999 are as follows:

                                         October 1,         January 1,
                                             1999               1999
----------------------------------------------------------------------------
(In thousands)

Unrealized gains (loss) on securities            $ (64)                $ 19
Foreign currency translation adjustments          (934)                (811)
                                         --------------  -------------------
Accumulated comprehensive loss                  $ (998)              $ (792)
                                         ==============  ===================

NOTE 8 - New Accounting Standards:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require the Company to record all derivatives held on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. With respect to derivatives which are hedges, then, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June of 1999 the Financial Accounting Standards Board delayed the effective date of implementation for one year; therefore, SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS 133 as of the beginning of its fiscal year 2001. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE 9 - Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                             Three Months Ended               Nine Months Ended
                                                                        October 1,       October 2,      October 1,      October 2,
                                                                           1999             1998            1999            1998
------------------------------------------------------------------------------------------------------  ----------------------------
(In thousands, except per share amounts)
Numerator:
    Income (loss) from continuing operations available to common
       shareholders used in basic and diluted income (loss) per share      $ 5,124        $ (15,536)      $ 12,794         $ (9,642)

    Income (loss) from discontinued operations available to common
       shareholders used in basic and diluted income (loss) per share      $ 2,931        $ (21,898)       $ 2,931         $(25,622)
                                                                       ------------   --------------  -------------   --------------

    Income (loss) from operations available to common
       shareholders used in basic and diluted income (loss) per share      $ 8,055        $ (37,434)      $ 15,725         $(35,264)
                                                                       ============   ==============  =============   ==============

Denominator:
     Weighted-average number of common
        shares used in calculating basic income (loss) per share            22,519           22,305         22,367           22,593

     Effect of dilutive securities:
          Common stock options                                                 328                -            206                -
          Common stock warrants                                                 13                -              -                -
                                                                       ------------   --------------  -------------   --------------

     Weighted-average number of common
         shares and dilutive potential common shares
        used in calculating diluted income (loss) per share                 22,860           22,305         22,573           22,593
                                                                       ============   ==============  =============   ==============


 Basic income (loss) per share from continuing operations                   $ 0.23          $ (0.70)        $ 0.57          $ (0.43)
 Basic income (loss) per share from discontinued operations                 $ 0.13          $ (0.98)        $ 0.13          $ (1.13)
                                                                       ------------   --------------  -------------   --------------
 Basic income (loss) per share                                              $ 0.36          $ (1.68)        $ 0.70          $ (1.56)
                                                                       ============   ==============  =============   ==============


 Diluted income (loss) per share from continuing operations                 $ 0.22          $ (0.70)        $ 0.57          $ (0.43)
 Diluted income (loss) per share from discontinued operations               $ 0.13          $ (0.98)        $ 0.13          $ (1.13)
                                                                       ------------   --------------  -------------   --------------
 Diluted income (loss) per share                                            $ 0.35          $ (1.68)        $ 0.70          $ (1.56)
                                                                       ============   ==============  =============   ==============

NOTE 10 - Contingencies:

Shareholder Litigation

     On December 6, 1995, two shareholders filed a class action lawsuit against the Company and certain directors and officers of the Company. Subsequent to that date, additional lawsuits were filed by other shareholders. The lawsuits were subsequently amended and consolidated into one complaint, which was filed on April 5, 1996. The amended consolidated complaint sought to bring an action as a class action consisting of all persons who purchased the Common Stock of the Company during the period April 18, 1995, through December 5, 1995 (the "Class Period"). The plaintiffs alleged that the defendants sought to induce the members of the Class to purchase the Company's Common Stock during the Class Period at artificially inflated prices. The plaintiffs seek recissory or compensatory damages with interest thereon, as well as reasonable attorneys' fees and extraordinary equitable and/or injunctive relief. The Company filed a motion to dismiss, which was heard by the Court on August 16, 1996. The court rejected the plaintiffs' lawsuit, but allowed thirty days to resubmit its complaint. On September 24, 1996, the plaintiffs filed an amended complaint. On April 28, 1997, the Court granted in part, and denied in part, the Company's motion to dismiss. The Court further granted the plaintiffs leave to replead certain dismissed claims. On June 19, 1997, the plaintiffs filed a third amended and consolidated complaint. The Company has answered the complaint by denying all liability. On March 19, 1999, the parties executed a Memorandum of Understanding with respect to settlement of the litigation. The parties negotiated a definitive stipulation of settlement which was formally approved by the court on September 23, 1999. The final court-approved settlement was funded by insurance proceeds and payment by the Company of $1.8 million. The entire amount of the Company's obligation has been previously reserved and the final settlement did not adversely effect the Company's financial position or results of operations.

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

Other Matters

     Western Atlas, a Houston based supplier to the oil exploration business, has accused the Company and other GPS manufacturers, suppliers and users of infringing two U.S. Patents owned by it, namely U.S. Patent Nos. 5,014,066 and 5,619,212. Western Atlas contends that the foregoing patents cover certain aspects of GPS receiver design. Lawsuits for infringement of these two patents were filed in federal district court in Houston, Texas against Rockwell International Corp and Garmin International Inc. and both have settled. Although Trimble has not been sued by Western Atlas on the foregoing patents, the Company has instructed its counsel thoroughly to investigate the infringement threat. At the present time, the Company does not expect this threat to have adverse consequences on the Company's business.

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, as a result of the risk factors set forth below in this report as well as the Company's Annual Report on Form 10-K and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) in the left-hand margin of paragraphs containing those statements.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

Revenues

     Revenues of continuing operations for the three and nine months ended October 1, 1999 were $69,636,000 and $209,245,000 respectively, compared with $59,973,000 and $207,670,000 in the corresponding 1998 periods. The table below breaks out the Company's revenues by segment:

                                             Three Months Ended                             Nine Months Ended
                                 --------------------------------------------  --------------------------------------------
                                   October 1,     October 2,     Increase/      October 1,      October 2,     Increase/
                                     1999            1998        (Decrease)        1999           1998         (Decrease)
-----------------------------------------------------------------------------  --------------------------------------------
(In thousands)
 Precision Positioning Group          $ 41,478        $37,581            10%      $ 125,631       $ 122,381             3%
 Mobile and Timing Technologies         28,158         22,392            26%         83,614          85,289            (2%)
                                 --------------  -------------  -------------  -------------  --------------  -------------
 Total                                $ 69,636        $59,973            16%      $ 209,245       $ 207,670             1%
                                 --------------  -------------  -------------  -------------  --------------  -------------

Precision Positioning Group

     Precision Positioning Group revenues increased for both the three and nine month periods ended October 1, 1999 as compared to the corresponding periods for 1998. The increase for the three month period was primarily due to significant growth in the Land Survey market from continued strong demand of the Real-time Kinematic (RTK) total stations; as well as strong shipments to the Company's Japanese OEM partner. These increases were partially offset by anticipated declines in machine guidance products due to the down turn in the mining and agricultural markets.

     The increase for the nine month period was primarily due to strong demand in the Mapping and GIS market, as well as, significant growth in the Land Survey market from continued strong demand of the Real-time Kinematic (RTK) total stations.

Mobile and Timing Technologies

     Mobile and Timing Technologies revenues increased for the three month period ended October 1, 1999, as compared with the corresponding period in 1998. The growth was primarily concentrated in in-vehicle navigation products sold to the automotive market, embedded products sold into a wide variety of applications, timing products, and sales to the military. These increases were partially offset by declines in the commercial marine and air transport markets. The Company made the decision to exit the commercial marine market in the fourth quarter of 1998 and the remaining products in this market were sold in the second quarter of 1999.

     Mobile and Timing Technologies revenues decreased slightly for the nine month period ended October 1, 1999, as compared with the corresponding period in 1998 due primarily to lower military shipments, lower Commercial Avionics sales, and the Company's decision to exit the commercial marine market. These decreases were not completely offset by increases in the remaining Automotive, Timing, and Mobile Positioning product lines.

Revenues outside the U.S.

* Sales to unaffiliated customers from continuing operations in locations outside the U.S. comprised approximately 50% and 45% of the Company's revenues in the first nine months of fiscal 1999 and 1998, respectively. During the first nine months of 1999, the Company experienced strong demand in Europe, Asia and Latin America. The Company anticipates that export revenues and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenues and, therefore, the Company is subject to the risks inherent in these international sales, including unexpected changes in regulatory requirements, exchange rates, governmental approvals, tariffs or other barriers. Even though the U.S. government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (S/A) (a method of degrading GPS accuracy), customers in certain foreign markets may be reluctant to purchase products based on GPS technology given the control of GPS by the U.S. government. The Company's results of operations would be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.

Gross Margin

*    Gross margin from continuing operations varies on a quarterly basis due to a number of factors, including product mix, technology license fees, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs and new product start-up costs. Gross margin as a percentage of total product revenues was 53% for both the three and nine month periods ending October 1, 1999 as compared with 43% and 48% in the corresponding 1998 periods. The increases in gross margin percentages primarily reflect improved manufacturing cost controls achieved through the consolidation of the manufacturing organization resulting in improved efficiencies and reduced inventory. Because of mix changes within and among the Business Units, market pressures on unit selling prices, fluctuations in unit manufacturing costs, and other factors, there can be no assurance that the Company's current margins will be sustained.

* The Company also expects that a higher percentage of its business in the future may be conducted through alliances with larger strategic partners. As a result of volume pricing and the assumption of certain operating costs in connection with such partners, margins related to these revenues from strategic alliances are likely to be lower than revenues from sales directly to end-users.

Operating Expenses

     The following table shows operating expenses from continuing operations for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:


                                          Three Months Ended                                 Nine Months Ended
                             ----------------------------------------------    -----------------------------------------------
                              October 1,       October 2,       Increase/       October 1,       October 2,       Increase/
                                 1999             1998         (Decrease)          1999             1998          (Decrease)
------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Research and development           $ 9,724         $ 12,363            (21)%        $ 27,675         $ 34,716             (20)%
Sales and marketing                 13,705           15,952            (14)%          40,981           47,540             (14)%
General and administrative           7,738            8,501             (9)%          26,391           23,168              14 %
Restructuring charges                    -            2,453           (100)%               -            2,453            (100)%
                             --------------   --------------   ------------    --------------   --------------   -------------
     Total                        $ 31,167         $ 39,269            (21)%        $ 95,047        $ 107,877             (12)%
                             --------------   --------------   ------------    --------------   --------------   -------------

Research and Development

* Research and development expenses decreased in the three and nine month periods ended October 1, 1999, as compared with the corresponding periods in fiscal 1998. The lower research and development expenses for the three and nine month periods of fiscal 1999 as compared with the corresponding periods in fiscal 1998 are primarily due to the Company receiving increased funds from cost reimbursement projects. Also, there was a decrease in the Company's expenses related to personnel, consultants, outside engineering, travel, electronic parts and other supplies as part of the Company's restructuring plan which was implemented in the last half of fiscal 1998. The Company plans to continue its aggressive development of future products.

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

Sales and Marketing

     The decrease in sales and marketing expenses for the three and nine month periods ended October 1, 1999, as compared with the corresponding periods in fiscal 1998 is due primarily to decreases in the Company's expenses related to personnel, consultants, travel, advertising, trade shows, expensed demo equipment, and other office supplies as part of the Company's restructuring plan which was implemented in the last half of fiscal 1998.

* The Company's future growth will also depend upon the timely development and continued viability of the Business Unit segments in which the Company currently competes and upon the Company's ability to continue to identify and penetrate new markets for its products. In addition, the Company has significant competition in some markets, and the Company expects such competition to intensify as the market for GPS applications receives greater acceptance. Several of the Company's competitors are major corporations with substantially greater financial, technical, and marketing resources. Increased competition is likely to result in reduced market share and in price reductions of GPS-based products, which could adversely affect the Company's revenues and profitability if the Company is unable to make corresponding changes to compete effectively.

General and Administrative

     The decrease in general and administrative expenses for the three months ended October 1, 1999, as compared with the corresponding period for fiscal 1998, is primarily due to decreases in outside services related to certain litigation matters and travel expenses which have decreased as part the Company's restructuring plan, which was implemented in the last half of fiscal 1998. Also, there was decrease in cash contributions and bank fee expenses in the third quarter of 1999 as compared to the third quarter of 1998.

     The increase in general and administrative expenses for the nine months ended October 1, 1999, as compared with the corresponding period for fiscal 1998, is primarily due to an increase in the allowance for doubtful accounts related to customers in South America for the first nine months of 1999. In addition, the Company had an increase in expenditures associated with certain litigation matters during the first nine months of 1999.

Restructuring Charges

     During the quarter ended October 2, 1998, the Company recorded a restructuring charge of $2,453,000. Components of this restructuring charge included employee severance costs, including costs for the Company's former CEO and certain other former senior employees of approximately $1,454,000, and write-downs of idle assets of approximately $999,000.

Income Taxes

     The Company's effective income tax rate from continuing operations for the three months ended October 1, 1999 and the nine months ended October 1, 1999 is 15%. This rate is less than the federal statutory rate of 35% primarily due to the utilization of net operating loss carryforwards and the realization of previously reserved deferred tax assets. The effective income tax rates from continuing operations for the corresponding periods in 1998 were (2.3%) and

(12.2%), respectively. These rates reflect foreign taxes on profits in foreign jurisdictions and the inability to benefit the operating loss in the United States.

Inflation

     The effects of inflation on the Company's financial results have not been significant to date.

Liquidity and Capital Resources

* At October 1, 1999, the Company had cash and cash equivalents of $57,237,000 and short-term investments of $39,654,000. The Company has relied primarily on cash provided by operating and financing activities and net sales of short-term investments to fund capital expenditures, the repurchase of the Company's common stock (see further explanation below), and other investing activities. Management believes that its cash, cash equivalents and short-term investment balances, together with its existing credit line, will be sufficient to meet its anticipated cash needs for at least the next twelve months.

* For the nine months ended October 1, 1999, net cash provided from operating activities was $16,779,000 as compared to cash provided of $2,398,000 in the corresponding period in 1998. Cash provided by operating activities in 1999 resulted primarily from decreases in inventories and increases in accrued compensation and benefits. Inventory from continuing operations as of October 1, 1999 decreased by $18,909,000 from the 1998 year end levels primarily due to the transition of substantially all of the Company's manufacturing to Solectron (See
Note 2 to the consolidated financial statements); as well as, a focused effort by the Company to reduce inventory by supply chain synchronization, lead and cycle times reduction, product line simplification, and tighter control over its material forecasts. The Company's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable and the successful management of the Solectron manufacturing relationship.

* During the third quarter of fiscal 1999, the Company received cash of $26.9 million as part of an agreement with Solectron for the outsourcing of the manufacturing operations located in Sunnyvale, California. The inflow of cash in the third quarter of fiscal 1999 will be employed by the Company to fund capital expenditures and for other investing activities (See Note 2 to the consolidated financial statements).

     Cash provided by sales of common stock in 1999 represents the proceeds from purchases made by the Company's employees pursuant to the Company's stock option plan and employee stock purchase plan and totaled $2,048,000 for the nine months ended October 1, 1999.

* In August 1997, the Company entered into a three-year, $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). The Credit Agreement enables the Company to borrow up to $50,000,000, provided that certain financial and other covenants are met. As of October 20, 1999, the Company, the Agent and the Lenders agreed to change and amend certain covenants for the remaining life of the loan, which expires in August of 2000. The $50,000,000 revolving credit facility was modified to include the Company's prior separate $5,000,000 line of credit and to simplify the entire arrangement. The Credit Agreement provides for payment of a commitment fee of 0.25% and borrowings to bear interest at 1% over LIBOR if the total funded debt to EBITDA is less than or equal to 1.00 times, 0.3% and borrowings to bear interest at 1.25% over LIBOR if the ratio is greater than 1.00 times and less than or equal to 2.00 times, or 0.4% and borrowings to bear interest at 1.75% over LIBOR if the ratio is greater than 2.00 times. In addition to borrowing at the specified LIBOR rate, the Company has the right to borrow with interest at the higher of
(i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date, the Company has not made any borrowings under the $50,000,000 unsecured revolving credit facility, but has issued certain letters of credit as of October 1, 1999 amounting to approximately $133,000. In addition, the Company is restricted from paying dividends under the terms of the Credit Agreement.

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

     In 1998, the Company approved the repurchase of 1.6 million shares on the open market under a discretionary program to offset the potential dilutive effects to earnings (loss) per share from the issuance of additional stock options. The Company intends to use existing cash, cash equivalents and short-term investments to finance any such stock repurchases under this program. During 1998, the Company purchased 1.08 million shares at a cost of $16.1 million. During the first nine months of fiscal 1999, no shares have been repurchased under the discretionary program.

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

Year 2000 and GPS Week Number Rollover Issues

GPS Week Number Rollover Issues

     During the third quarter of 1999 another date-related issue, known as the "GPS Week Number Roll-Over" or "WNRO" occurred. The WNRO issue is unrelated to the Year 2000 issue and is unique to GPS technology. All GPS satellites, which are operated by the U.S. government, broadcast time in the form of a "GPS week number" and a time offset into each "GPS week." Week numbers range from 0 to 1023. Week 0 started on January 6, 1980, and week 1023 ended on August 21, 1999, at which time the week number broadcast by all GPS satellites rolled over, back to 0.

     On Saturday, August 21, 1999, the Company was fully staffed to assist customers and monitor the performance of over 100 products in real-time before, during and after the GPS Rollover event. Testing was conducted at various sites in the United States, New Zealand, the United Kingdom, Japan, Singapore and Australia. The Company was pleased to report that, based on engineering observations and field reports from preliminary data, its products performed as expected or better.

Year 2000 Issues

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

     The Company continues to assess the potential impact of the Year 2000 issue on its vendors, suppliers, internal systems, products, and customers-and has begun, and in many cases completed, corrective efforts in these areas.

Year 2000 Remediation Plan

     The Company's Board of Directors adopted a comprehensive Year 2000 Remediation Plan, the goal of which is to minimize business disruptions and risk exposure that might otherwise arise as a consequence of moving into the twenty-first century. The plan focuses on achieving Year 2000 readiness across the Company's entire supply chain, and is designed to deal with the most critical systems first. Additionally, the Company's Year 2000 remediation plan calls for the development of contingency plans to address potential problem areas with internal systems, and with suppliers and other third parties. To these ends, a Y2K Program Management Office has been established to manage and coordinate implementation of the plan on a company wide basis. It is expected that assessment, remediation, and contingency planning activities will be ongoing throughout 1999, with the objective of appropriately resolving all material Year 2000 issues before the 21st century rollover.

Information Technology and Other Systems

     The Company continues to assess the potential impact of the Year 2000 issue on its internal systems, including information technology (IT) and non-IT systems, and is nearing completion of corrective efforts in this area, as follows:

o The Company upgraded its existing MRP/ERP information systems to a Year 2000 compliant version as of the end of the second quarter. As a result of testing the upgrade it was determined that further upgrades are required. The additional upgrades along with the final testing of the upgraded systems for Year 2000 compliance will be completed before the 21st century rollover. In addition ancillary critical systems continue to be upgraded during the fourth quarter of 1999 to be Year 2000 compliant.

o Assessment and remediation efforts in connection with the Company's other IT and non-IT systems are in progress as part of the Company's general Y2K Remediation Plan. This effort is expected to be completed before the 21st century rollover.

* Additionally, the Company currently plans to complete renovation, testing and implementation of critical systems, or successful execution of contingency plans, during the fourth quarter of 1999. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, renovation, testing, implementation or execution of the Year 2000 remediation plan. The Company's inability to successfully and timely complete these tasks could have a material adverse effect on future results of operations or financial condition.

Products

     To address and minimize the anticipated impact of the Year 2000 issue upon the Company's products, the Company continues to assess the anticipated impact this issue may have on the performance of its products, and resolve various of its current products' related performance problems. In addition, the Company has adopted a formal Year 2000 Policy to:

o Publish Year 2000 related product performance information on the Company's public web site;

o Respond to individual customer inquiries regarding the anticipated performance of particular Company products;

o   Furnish upgrades to customers whose Trimble products are upgradable; and


o Provide information regarding available product alternatives to customers with non-compliant products.

     Assessment  of  products,   resolution  of  certain   products'  Year  2000
performance problems, and implementation of the Company's Year 2000 Policy, are ongoing, and as to many Company products is complete.

* The Company does not anticipate that the Year 2000 issue will have a material adverse effect on sales of its products. The Company has incurred, and will continue to incur, through 1999 and thereafter, increased expenses associated with Year 2000 related product assessment, resolution of certain products' Year 2000 performance problems, implementation of the Company's Year 2000 Policy, and fulfillment of Year 2000 related customer support and warranty obligations, in amounts that management believes has not had and will not have a material adverse effect on the Company's historical or future results of operations or financial condition.

Vendors and Suppliers

* For its successful operation, the Company materially relies on goods and services purchased from certain vendors. If these vendors fail to adequately address the Year 2000 issue such that their delivery of goods and services to the Company is materially impaired, it could have a material adverse impact on the Company's operations and financial results. The Company has sent a survey to its principal vendors to assess the effect the Year 2000 issue will have on their ability to supply their goods and services without material interruption, and at this time the Company cannot determine or predict the outcome of this effort. The Company is planning to increase inventory levels for certain sole-sourced critical components. However, because the Company cannot be certain that its vendors will be able to supply goods and services without material interruption, and because the Company cannot be certain that execution of its contingency plans will be capable of implementation or will result in a continuous and adequate supply of such goods and services, the Company can give no assurance that these matters will not have a material adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

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

Related Costs to the Company

* The Company currently expects that the supplementary total cost of Year 2000 remediation efforts will not exceed approximately $1.0 million. The Company has been and will be expensing these costs as incurred. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects, and is subject to change as the projects progress.

Overall Impact on the Company

* At the present time and subject to the cost estimates above, management does not believe that the Year 2000 matters discussed above will have a material adverse impact on the Company's financial condition or overall trends in results of operation. As a result, internal system enhancements have been and continue to be delayed and the extent of these delays can not be measured by the Company. It is uncertain to what extent the Company maybe affected at the time of the 21st century rollover by such matters and, therefore, there can be no assurance that these matters will not have a material adverse effect on the Company's future consolidated financial position, results of operations, or cash flows.

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

     During the third quarter of fiscal 1999, the Company transitioned substantially all of its manufacturing operations to an exclusive manufacturing partner. The Company is now substantially dependent upon a sole supplier for the manufacture of its precision positioning and mobile timing and technologies products. In addition, the Company relies on sole suppliers for a number of its critical Asics. The dependence upon these sole suppliers subjects the Company to risks associated with an interruption of supply if the Company is not able to find alternative sources on a timely basis. There can be no assurance that any delay, disruptions, or quality problems resulting from the use of a sole supplier will not have a material adverse effect on the Company's business and results of operations.

     The Company's stock price is subject to significant volatility. If revenues and/or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price of the Company's stock.

     The value of the Company's products relies substantially on the Company's technical innovation in fields in which there are many current patent filings. The Company recognizes that as new patents are issued or are brought to the Company's attention by the holders of such patents, it may be necessary for the Company to withdraw products from the market, take a license from such patent holders, or redesign its products. The Company does not believe any of its products currently infringe patents or other proprietary rights of third parties, but cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on the Company's revenues or profitability. (See Note 10 to the Condensed Consolidated Financial Statements - Contingencies:
Other Litigation).

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

     The Company's products rely on signals from the GPS NAVSTAR satellite system built and maintained by the U.S. Department of Defense. NAVSTAR satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites have design lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. The array of satellites consists of 27 of which the oldest satellite has been in orbit for 21 years and the youngest satellite has been in orbit for 5 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period of time, or that the policies of the U.S. government for the use of GPS without charge will remain unchanged. However, in 1996 the U.S. Administration announced the first comprehensive national policy statement on GPS, known as the Presidential Decision Directive, which confirms civilian, commercial, and consumer access to the use of GPS free of direct user fees. The U.S. Congress provided a statutory foundation for this access in the National Defense Authorization Act for fiscal year 1998. Because of ever-increasing commercial applications of GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals in the future. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products would have a material adverse effect on the Company's financial results. In 1995, certain European government organizations expressed concern regarding the susceptibility of GPS equipment to intentional or inadvertent signal interference. Such similar concern could translate into reduced demand for GPS products in certain geographic regions in the future.

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

Market Interest Rate Risk

     Short-term Investments Owned by the Company. As of October 1, 1999, the Company had short-term investments of $39.7 million. These short-term investments consist of highly liquid investments with original maturities at the date of purchase between three and twelve months. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at October 1, 1999 would cause the fair value of these short-term investments to decline by an immaterial amount. Because the Company has the ability to hold these investments until maturity the Company would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce the Company's interest income.

     Outstanding Debt of the Company. As of October 1, 1999, the Company had outstanding long-term debt of approximately $30.0 million of subordinated promissory notes at a fixed interest rate of 10 percent. The interest rate of this instrument is fixed. However, a hypothetical 10 percent decrease in the interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expense associated with future borrowings of the Company, if any. The Company does not currently hedge against interest rate increases.

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

*    The Company does not anticipate any material adverse effect on its
consolidated   financial   position  utilizing  the  Company's  current  hedging
strategy.

     All contracts have a maturity of less than one year, and the Company does not defer any gains and losses, as they are all accounted for through earnings every period.

     The following table provides information about the Company's foreign exchange forward contracts outstanding as of October 1, 1999:


                               Foreign          Contract Value      Fair Value
                  Buy/     Currency Amount           USD              in USD
    Currency      Sell     (in thousands)       (in thousands)    (in thousands)
--------------------------------------------------------------------------------
YEN               Sell        273,900             $ 2,530           $ 2,618
NZD               Buy           4,900             $ 2,587           $ 2,542
Euro              Sell          1,945             $ 2,049           $ 2,082
STERLING          Buy           1,250             $ 2,007           $ 2,069



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

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Number
     A.    Exhibits

           10.68* Asset Purchase Agreement dated August 10, 1999 by and among Trimble Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (1)

           10.69* Supply Agreement dated August 10, 1999 by and among Trimble Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (1)

           10.70    Revolving Credit Agreement  - Loan - Fourth Amendment

           27.1 Financial Data Schedule for the quarters ended October 1, 1999 and October 2, 1998
           --------------------

           * Confidential treatment has been requested for certain portions of this exhibit.

          (1) Incorporated by reference to identically numbered exhibits filed in response Item 7(c), "Exhibits," of the registrant 's Current Report on Form 8-K filed on August 25, 1999.


     B.   Reports on Form 8-K

          On August 25, 1999, the Company filed a report on Form 8-K relating to an Asset Purchase Agreement with Solectron Corporation and Solectron Federal Systems, Inc. (collectively, "Solectron"). Under the agreement the Company transferred to Solectron substantially all the manufacturing assets, associated commitments, and manufacturing technology located at its Sunnyvale, California campus to Solectron for total cash of approximately $26.9 million. Concurrently with the closing of the Asset Purchase Agreement, the Company and Solectron also entered into a Supply Agreement. The Supply Agreement provides for the exclusive manufacture by Solectron of almost all Trimble products for a period of three years.

                                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TRIMBLE NAVIGATION LIMITED
(Registrant)



By: /s/ John C. Zimmerman
    --------------------------------------------------------
        John C. Zimmerman
        (Chief Financial Officer and Senior Vice President)



DATE:  November 11, 1999