Form 10-K
period 1999-12-31
TRIMBLE NAVIGATION LTD /CA/
filed 2000-03-27
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                -----------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to ___________

                         Commission File Number: 0-18645

                           TRIMBLE NAVIGATION LIMITED
             (Exact name of Registrant as specified in its charter)

          California                                   94-2802192
 --------------------------------           ----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

  645 North Mary Avenue, Sunnyvale, CA                   94088
  --------------------------------------        ----------------------
 (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (408) 481-8000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                         Preferred Share Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $673,572,000 as of March 13, 2000, based on the closing sale price of the common stock on the Nasdaq Stock Market for that date.

     There were 22,930,113 shares of the registrant's Common Stock issued and outstanding as of March 13, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 of Part III incorporate information by reference from the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on May 11, 2000. Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those indicated in the forward-looking statements as a result of the risk factors set forth in, or incorporated by reference into, this report and other reports and documents that the Company files with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs containing such material.

                                     PART I

Item 1.           Business

General

     Trimble Navigation Limited, a California corporation ("Trimble" or the "Company"), develops, markets, and distributes innovative products and systems enabled by Global Positioning System ("GPS") technology. We provide end-user and original equipment manufacturer (OEM) solutions for diverse applications including Architecture/Engineering/Construction, Asset Management and Tracking, Agriculture, and GPS Component Technologies. Trimble designs and markets electronic products that determine precise geographic location. Our principal products, which utilize proprietary software and firmware, are integrated systems for collecting, analyzing and displaying position data in forms optimized for specific end-user applications.

Background

     Precise determination of locations both on and above the earth's surface is a fundamental requirement in many applications. For example, position data is used for navigation on land, sea and air, and to conduct surveys and draw maps. Previous technologies have limited users to simultaneous determination of only two dimensions--latitude and longitude--while altitude and time required separate measurements with different equipment. GPS technology provides users with all of these measurements, using a single instrument. GPS is a system of 27 orbiting Navstar satellites established and funded by the U.S. Government. On April 27, 1995, GPS was declared by the U.S. Air Force Space Command to have achieved Full Operational Capability. GPS can complement or replace many other forms of electronic navigation and position data systems. GPS offers major advantages over prior technologies in terms of ease of use, precision, and accuracy, with worldwide coverage in three dimensions, and does so in addition to providing time and velocity measurement capabilities.

     GPS positioning is based on a triangulation technique that precisely measures distances from three or more Navstar satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver calculates distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver. The receiver then triangulates its position using its known distance from various satellites, and calculates latitude, longitude and altitude. Under normal circumstances, a current stand-alone GPS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to within 100 meters, 24 hours a day. When a GPS receiver is coupled with a reference receiver with known precise position, accuracies of less than ten centimeters are possible. In addition, GPS provides highly accurate time measurement.

     * The usefulness of GPS is dependent upon the locations of the receiver and the GPS satellites that are above the horizon at any given time. The current deployment of 27 satellites permits three-dimensional worldwide coverage 24 hours a day. However, reception of GPS signals requires line-of-sight visibility between the Navstar satellites and the receiver, which can be blocked by buildings, hills and dense foliage. For the receiver to collect a sufficient signal, each satellite must be above the horizon, and the receiver must have a line of sight to at least three satellites in order to determine its location in two dimensions--latitude and longitude--and at least four satellites to determine its location in three dimensions-latitude, longitude, and altitude. The accuracy of GPS may also be limited by distortion of GPS signals from ionospheric and other atmospheric conditions, and intentional or inadvertent signal interference or Selective Availability (SA). Selective Availability, which is the largest component of GPS distortion, is controlled by the U.S. Department of Defense and is a currently activated, intentional system-wide degradation of stand-alone GPS accuracy from approximately twenty-five to one hundred meters. Selective Availability may be implemented by the U.S. Department of Defense in order to deny hostile forces the highly accurate position, time and velocity information supplied by GPS. In certain military applications, classified devices are utilized to decode the SA degradation and return accuracies to their original levels.

     By using a technique called "differential GPS" involving two or more GPS receivers, accuracies can currently be improved to approximately one to three meters for navigation, sub-meter for precision positioning, and less than ten centimeters for survey and machine guidance applications, even with SA activated. This technique compensates for a number of potential measurement distortions, including distortions caused by ionospheric and other atmospheric conditions, as well as distortions intentionally introduced into the satellite data itself, such as SA. Differential GPS involves placing one receiver at a known location and continuously comparing its calculated location with its known location to measure distortions in the signal transmission and errors in the satellite data. At any one time, such distortions and errors are reasonably constant over large areas, so that one or more remote GPS receivers can use these measurements to correct their own position calculations. Measurement corrections can be transmitted either in-real time over a suitable communication link such as radio or telephone, or integrated later with accumulated data, as is frequently the practice in survey applications.

     Each of Trimble's GPS products is based on proprietary GPS receiver technology. Trimble's GPS receivers are capable of tracking all satellites in view and automatically selecting the optimum combination of satellites necessary to provide the most accurate set of measurements possible. Communications and computational modules, such as databases, database management systems, radio and other communication equipment, and various user interfaces, are added to these receivers to create fully integrated application-specific solutions.

     Navstar satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 27 satellites in place, some have already been in place for 11 years and have an average age of 6 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. However, a 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access for civilian use has a solid foundation in law. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products could have a material adverse effect on Trimble's financial results. In 1995, certain European government organizations expressed concern regarding the susceptibility of GPS equipment to intentional or inadvertent signal interference. Such concern could translate into reduced demand for GPS products in certain geographic regions in the future.

Business Strategy

     Trimble sees GPS as an information utility. In order to exploit the wide range of applications made possible by this information utility, we are implementing the following strategies:

     * Targeted Markets. Trimble targets a number of specific markets, based on end-user applications. The markets that we currently target are Architecture/Engineering/Construction, Asset Management and Tracking, Agriculture and GPS Component Technology. We believe that by adding application-specific features and functionality to our core GPS technology we can deliver value-added products and enhance productivity in our targeted markets. In the Architecture/Engineering/Construction market, Trimble focuses on the centimeter positioning, data collection management, wireless communication, and machine guidance and control. In the Asset Management and Tracking market Trimble focuses on asset tracking, fleet management, intelligent transportation systems, and public safety through integration of GPS, information technology and wireless communication. In the Agriculture market we focus on precise machine guidance, yield monitoring, and variable rate application of fertilizer and chemicals. We intend to continue to leverage our GPS component technology directly to Original Equipment Manufacturers (OEMs) for integration into various applications.

     Differentiated Product Solutions. Trimble seeks to establish and sustain leadership in its targeted markets by offering products that are differentiated through software, firmware, customized user interfaces, and quality service and support. Where feasible, we emphasize application-specific systems that solve end-user problems in our targeted markets. We believe that a substantial portion of the value of our products is derived from the firmware that is embedded in the product or software provided to enable superior performance. In addition, Trimble incorporates
other   technologies   into  many  of  its   products,   such  as  wireless
communications, information technologies and non-GPS positioning technologies in order to optimize product features for our end-users.

     Multichannel Distribution and Strategic Alliances. Trimble seeks direct communication with its customers in order to develop and modify its product designs as necessary to maximize utility and payback to the user. We have built a worldwide sales and service organization made up of Company employees, distributors and dealers. In addition, we intend to continue to develop new alliances and to strengthen existing alliances and OEM relationships to increase our leverage of GPS component technologies. Trimble has pursued such alliances with several companies, including VDO Car Communication (a division of the Mannesmann Group), Pioneer Electronics Corporation, Seiko Epson, Blaupunkt (a wholly owned subsidiary of Robert Bosch GmbH), NortelNetworks, British Telecom, E-systems, Honeywell, and Intel in the Mobile and Timing Technology segment; and Caterpillar, Inc., Topcon, and CNH Global (formerly Case Corporation) in the Precision Positioning segment.

INDUSTRY SEGMENTS

     Trimble operates in a single industry segment as a leader in designing and developing innovative products enabled by GPS technology. We provide end-user and Original Equipment Manufacture solutions for diverse applications in our target markets. These applications include:

     o Architecture/Engineering/Construction -- surveying, mapping, machine guidance/control;
     o Asset Management and Tracking -- fixed asset mapping and fleet management using mobile positioning;
     o Agriculture -- mapping, yield monitoring, variable rate applications and machine guidance/control; and
     o GPS Component Technologies -- automotive navigation, timing systems, commercial avionics, and military systems.

     We design, market, and distribute electronic products that determine precise geographic location combined with data communications and applications software. We sell our products through a direct-sales force located in fifteen countries, as well as through a worldwide network of dealers, distributors and authorized representatives.

     Research and development activities are conducted at Trimble's facilities in Sunnyvale, California, and Christchurch, New Zealand. Solectron currently manufactures most of Trimble's products. In addition, we have a manufacturing facility in Austin, Texas, focused primarily on FAA-certified products for commercial aviation and military systems.

     To achieve distribution, marketing, production, and technology advantages for our targeted markets, we manage our industry segment within two Business
Units: the Precision Positioning Group (PPG) and the Mobile and Timing Technologies Group (MTT). Each Business Unit is managed by a senior vice president who is responsible for strategy, marketing, product development and financial performance.

     The Precision Positioning Group derives its revenue from precision positioning solutions for the architecture, engineering, construction, asset management, and agriculture markets. These markets require sub-centimeter to meter 3D positioning accuracy for surveying, mapping, and machine guidance/control applications. The Mobile and Timing Technologies Group derives its revenues from automotive, timing, fleet management, commercial aviation, and military systems, as well as from development of software licenses and other rights for the use of our GPS technology to third parties.

     Although we believe that these Business Units have growth potential for sales of GPS products, there can be no assurance that such Business Units will continue to develop, particularly given that GPS-based systems are still in an early stage of adoption in some of these markets. Our future growth will depend on the timely development of the industry markets in which Trimble currently competes, and on our ability to continue to identify and exploit new markets for our products.

Precision Positioning Group

     The Precision Positioning Group focuses its efforts in markets where the distribution chain uses independent distributors or a direct sales force to sell directly to the end-users. The products are typically system solutions in high-end, value-added markets.

     A key business strategy of PPG is interoperability, which involves the focus on, and development of systems that integrate sensors utilizing a wide variety of technologies and communications with GPS. We believe this interoperability developed by Trimble is an extremely important advantage over any of the competition. The emphasis is on providing solutions for applications, which combine GPS and other technologies, and results in a higher real value to the customer. The concept of interoperability applies to electronic and mechanical accommodations of other technologies, together with GPS, to solve a problem. Probably the most important area of interoperability, and often the least recognizable until the integrated solution is put into use, is in the area of data interchange.

Products

The following is a table of some of the Precision Positioning Group products.

----------------------------------- --------------------------------------------
PRODUCT                             BRIEF DESCRIPTION
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
4000 Series                         GPS   receiver  and   associated   antennas
                                    that  provide   position information for
                                    surveying.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
4600 LS(TM)                         Low-cost single-frequency survey system.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
4700/4800 GPS Total Station         Real time surveying system that incorporates
                                    dual   frequency    receiver   and antenna
                                    with a  radio  modem  and antenna.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
4000 MSGR P/Y Survey System         Turnkey solution for military land survey
                                    applications.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
TTS(TM)300/500 Total Station        Optical extension of the GPS Total Station
                                    utilizing, reflectorless technology  for
                                    surveying in areas where GPS signals are
                                    obstructed.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Trimble   Geomatics   Office(TM)    Application   software  for  GPS
and Survey Controller               postprocessing, survey project management,
                                    and field data collection.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
TRIMTALK(TM), TRIMMARK(TM),         Radio   modems  used  for
and   TRIMCOMM(TM) Radios           real-time  GPS  applications  that
                                    provide   broadcast   and  receive
                                    functions  for VHF,  UHF,  and 900
                                    MHz    spread     spectrum    data
                                    transmissions.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
MS750(TM)                           Real-time Kinematic GPS technology
                                    that provides precise  positioning
                                    to  hydrographic  survey,   marine
                                    construction,      and     machine
                                    guidance/control applications.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
4000RSi(TM)/ DSi                    Uses advanced GPS technology
                                    to      create      high-precision
                                    Differential GPS (DGPS) system for
                                    marine  survey,   navigation,  and
                                    positioning.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
DSM(TM)                             Sub-meter marine survey sensor.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Beacon Control System               A complete solution for   establishing  a
                                    network of remote stations for the broadcast
                                    of  differential   GPS  correction data.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
GeoExplorer(R)3                     Rugged handheld GIS data collection and
                                    maintenance system.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Pathfinder Pro Family               GIS data collection and maintenance  systems
                                    that provide real-time sub-meter accuracy.
                                    The systems  are used in a wide  range off
                                    applications,  such as utility asset
                                    management,   environmental monitoring
                                    and scientific research, hazardous waste
                                    cleanup, and natural resource and land
                                    management.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Pathfinder Office   Microsoft       Windows-based application  provides fast,
                                    simple data  processing  and export  from
                                    data     collected,      including planning,
                                    data     dictionary creation,  batch
                                    processing,  and sophisticated  editing and
                                    output of collected data.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Pathfinder Card                     Easy-to-use  mobile GIS data collection and
                                    maintenance  system that works with a
                                    standard pen and notebook PCs.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Pathfinder Tools(TM) Software       Powerful software  development kit (SDK)
Development Kit                     designed   to   integrate Trimble GPS
                                    receivers  with custom mapping and GIS
                                    applications.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
BenchGuide(TM)                      Provides mining machine  operators with
                                    precision  GPS-based guidance in  locating
                                    correct   bench  or terrain  elevations
                                    without using survey stakes.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
CAES                                Machine guidance system for mining
                                    applications.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
TrimFlight GPS(TM)                  An advanced aerial guidance  and  mapping
                                    tool  that provides highly accurate guidance
                                    suitable for many precise airborne
                                    operations.
----------------------------------- --------------------------------------------

----------------------------------- --------------------------------------------
AgGPS(R)132                         High-performance GPS receiver used
                                    to calculate  sub-meter  positions
                                    in real  time.  Used by farmers to
                                    tag soil type, insect infestation,
                                    or crop yield.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
AgGPS(R)170 Field Computer          Rugged  mobile  computing  platform  that
                                    adds data  logging and field mapping  to
                                    AgGPS  receivers  and enhanced  guidance to
                                    the  AgGPS Parallel  Swathing Option. The
                                    AgGPS 170 Field Computer is a tool for
                                    custom  applicators  who desire  top-of-the-
                                    line  field  guidance with data storage for
                                    environmental reporting, and customer
                                    billing.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
SiteVision(TM)GPS                   Earthmoving   grade  control system   that
                                    enables    machine operators to view the
                                    site plan in the cab.
----------------------------------- --------------------------------------------

Mobile and Timing Technologies

     The Mobile and Timing Technologies Group focuses its efforts in markets where the majority of its products are sold directly to OEMs or system integrators. The products are designed to support system solutions in high-volume applications. In some instances the Business Unit's products are in the form of software and chipset licenses and other rights for the use of our GPS technology by third parties.

     This Business Unit focuses on product lines that address the fleet management market, and leverage GPS component technologies for use in automotive navigation, timing for telecommunications, commercial aviation and military systems. The product lines in these markets involve full-function, high-performance embedded GPS engines that are frequently utilized in some markets with integrated communication systems such as cellular, satellite, and special mobile radio systems. The GPS equipment provides accurate position, velocity, and timing information for use in such diverse applications as car navigation, airborne navigation, munitions guidance, vehicle and high-value cargo tracking.

     Trimble supplies GPS boards and chipsets, and licenses technology to some of the leading automotive electronics suppliers, including Pioneer Electronics, Magneti Marelli, VDO Car Communication (a division of the Mannesmann Group), and Blaupunkt (a wholly owned subsidiary of Robert Bosch GmbH). Trimble is also part of the reference design for Intel's initiative to develop in-car Pentium processor-based computing, and Microsoft's Auto PC platform. Trimble airborne navigation products are flown by more than 100 of the world's major airlines.

     Trimble supplies timing products to major telecommunications infrastructure suppliers, including NortelNetworks, AT&T Wireless, Qualcomm, and Glenayre. These products include frequency synthesis hardware, which is timed by precision GPS receiver and is used to control most of the time and frequency functions within wireless base stations. Cellular telephones, paging networks, and wireless local loop telephony use these base stations. Precision timing is expected to become even more important as wireless traffic migrates from voice centric to data centric applications.

Products

The following is a table of some of the Mobile and Timing Technologies Group products.

----------------------------------- --------------------------------------------
PRODUCT                             BRIEF DESCRIPTION
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
ACE II   GPS(TM)   Module           Powerful miniature  8-channel  GPS  board
                                    designed    for     applications requiring
                                    high  performance  at low cost.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Lassen(TM)-SKII                     Miniature 8-channel GPS receiver ideal for
                                    in-car  navigation and telemetric systems.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
SveeEight  Plus GPS Module          8-channel GPS  technology  in a convenient
                                    plug-and play-form factor.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
CrossCheck(TM) Family               Integrates GPS, wireless cellular, and
                                    computing technologies   into   a   single
                                    low-cost mobile  positioning and
                                    communications     system    for
                                    commercial fleet management.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Placer(TM)Family and                Mobile positioning and communication system
Placer(TM)GPS 450/455               with various communications interfaces.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Galaxy Immarsat-C/GPS(TM)           The   first commercial    product     which
                                    integrates    two-way   wireless satellite
                                    communications  with GPS location  data for
                                    long-haul trucking and marine applications.
----------------------------------- --------------------------------------------

----------------------------------- --------------------------------------------
Trimble GPS/AVL Subsystem           A system which combines radio communications
                                    and GPS technologies to enable public safety
                                    agencies to decrease emergency response call
                                    times  and  improve  operational efficiency.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
FleetVision(R)3.2                   Microsoft  Windows-based  application which
                                    provides fleet operators with cost-effective
                                    and easy-to-use solution for tracking mobile
                                    assets.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Palisade(TM) NTP                    High-performance, cost-effective reference
Synchronization Kit                 time source that uses GPS  technology  to
                                    synchronize computers, servers, and internet
                                    applications.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
ThunderBolt(TM) GPS Disciplined     GPS clock designed  specifically  for
Clock                               precision timing and synchronization  of
                                    wireless networks.   Variations  of  this
                                    basic  design  are used by major
                                    telecommunication infrastructure providers
                                    such as NortelNetworks,  AT&T  Wireless,
                                    and Qualcomm.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
ACE UTC GPS                         A unit that integrates GPS timing technology
                                    into the ACE   form   factor,   which  is
                                    slightly  bigger than a business card.
                                    Ideal for precision timing applications.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Bullet(TM) II/Bullet(TM)II HE       Rugged GPS antenna for timing systems
                                    installed outdoors.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Trimble 8100                        An IFR-certified C129-A1 aviation navigation
                                    system that provides GPS position, velocity,
                                    and course data,  plus flight  management
                                    information for the business, commercial and
                                    air transport markets.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
HT9100(TM)                          A  product   created   from  the Trimble/
                                    Honeywell partnership combines Trimble's GPS
                                    technology   with    Honeywell's flight
                                    management  technology to create  a complete
                                    system  for Communications,  Navigation, and
                                    Surveillance/Air Traffic Management for  air
                                    transport operations.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Trimble  2101  Approach  Plus and   Is a Dzus  rail-mount,  GPS-based flight
I/O Approach Plus                   management  and  navigation system for
                                    corporate,  helicopter and regional commuter
                                    aviation.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Force(TM) TM GPS Module  Series     A  GPS module  that has been  developed
                                    for  embedded  integration  into
                                    high-performance land, sea, aircraft and
                                    missile applications.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
TA-12                               High-performance,   all-in-view, PPS GPS
                                    receiver  for  military aircraft operating
                                    within the US National  Airspace  System.
                                    The TA-12  receiver is FAA TSO-C129A
                                    certified  and  designed   for integration
                                    with Flight Management  Systems  (FMS)  that
                                    require  Instrument Flight Rules (IFR) -
                                    certified operations.
----------------------------------- --------------------------------------------
----------------------------------- --------------------------------------------
Cargo Utility GPS Receiver (CUGR)   A  complete  GPS-based   navigation  system
                                    for  military  aircraft operations.
----------------------------------- --------------------------------------------

Sales and Marketing

     Trimble currently has nine regional sales offices in the United States and six in Europe, as well as offices in Australia, Canada, China, Japan, Mexico, New Zealand, Russia, and Singapore. We have substantial variation in the needs of our sales and distribution channels, which are rapidly changing.

     Domestic. Trimble sells its products in the United States primarily through dealers, distributors, and authorized representatives, supplemented and supported by our direct salesforce. We have also pursued alliances and OEM relationships with established foreign and domestic companies to assist us in penetrating certain markets.

     International. Trimble markets to end-users through a network of more than 100 dealers and distributors in more than 85 countries. Distributors carry one or more product lines and are generally limited to selling either in one country or in a portion of a country. Trimble occasionally grants exclusive rights to market certain products within specified countries.

     Sales to unaffiliated customers in foreign locations represented approximately 52%, 46%, and 46% of Trimble's total revenue in fiscal years 1999, 1998 and 1997, respectively. Sales to unaffiliated customers in Europe represented 25%, 25%, and 22% of net revenue in such periods, and sales to unaffiliated customers in the Far East represented 14%, 13%, and 15% of total revenue in such periods, respectively.

     Support. Trimble's general terms and conditions for sales of its products include a one-year warranty. Commercial Aviation products, however, are generally sold with a basic three-year warranty period with an additional two-year warranty sold with some units; select military programs may require extended warranty periods. We support our products on a board replacement level from locations in the United Kingdom, Singapore, Japan, and New Zealand, as well as Sunnyvale, California. Trimble's dealers and distributors also provide factory-trained third-party maintenance, including warranty and non warranty repairs. We reimburse dealers and distributors for all authorized warranty repairs they perform. Trimble does not derive a significant portion of its revenues from support activities.

Competition

     * In the segments currently being addressed by Trimble, competition is intense. Within each of its segments, Trimble has encountered direct competition from both foreign and domestic suppliers, and expects that competition will continue to intensify. Indirect competition is also beginning to emerge, particularly from semiconductor and consumer electronic manufacturers that are anticipating the emergence of high-volume, customer-oriented GPS applications.

     The PPG segment faces competition from Leica AG, Spectra Precision (Thermo Electron), Topcon, Sokkia, Ashtech Precision Products (part of Magellan Corp. via Orbital Sciences Corp.), Novatel (Canadian Marconi), Allen Osborne, Javad Positioning Systems, Communications Systems International, Corvallis Microtechnology, Inc., and Tripod Data Systems.

     The MTT segment faces ongoing competition from Motorola, Inc.; Japan Radio Corporation, Rockwell International Corporation, Symmetricom, Datum, Odetics, Rockwell Collins, Universal Navigation Corporation, Canadian Marconi Company (a subsidiary of the General Electric Company plc), Northstar Avionics (a subsidiary of Canadian Marconi), and UPS Aviation Technologies (a division of United Parcel Service of America, Inc.), The New Honeywell Incorporated (Merged Allied Signal and Honeywell), Smiths Industries, ARNAV, Interstate Electronics (subsidiary of Figgie International), Raytheon, and Litton Industries, Orbital Sciences Corp., and Wireless Link.

     A number of Trimble's markets are also served primarily by non-GPS technologies, many of which are currently more accepted and less expensive than GPS-based systems. The success of GPS-based systems against these competing technologies depends in part on whether GPS systems can offer significant improvements in productivity, accuracy, and reliability in a cost-effective manner, as well as continued market education about such products.

     The principal competitive factors in the markets that Trimble addresses include ease of use, physical characteristics (including size, weight, and power consumption), product features (including differential GPS), product performance, product reliability, price, size of installed base, vendor reputation, and financial resources. We believe that our products currently compete favorably with other products on most of the foregoing factors, though we may be at a competitive disadvantage against other companies having greater financial, marketing, and service and support resources.

     * Trimble believes that its ability to compete successfully in the future against existing and additional competitors will depend largely on its ability to provide systems products and services that have significantly differentiated features with improved cost/benefit ratios to our end-users. There can be no assurances that we will be able to implement this strategy successfully, or that our competitors, many of whom have substantially greater resources than Trimble, will not apply those resources to compete successfully against us on the basis of system features and end-user cost/benefit ratios.

Research and Development

     Trimble's leadership position in its targeted markets is the result, in large part, of its strong commitment to research and development. Trimble invests heavily in developing positioning and information technologies and wireless communications, including the design of proprietary software and integrated circuits for GPS receivers. Moreover, Trimble develops substantial systems expertise and user interfaces for a variety of applications. Below is a table of Trimble's expenditures on research and development over the last three fiscal years.

                                                 Fiscal Years ended
                            ----------------------------------------------------
                               December 31,       January 1,         January 2,
                                   1999             1999               1998
--------------------------------------------------------------------------------
(In thousands)

Research and development        $ 36,493          $ 45,763             $ 38,242


     Often a new product is developed initially for an individual customer who is willing to purchase development-stage products. We have used feedback from such initial customers as a primary source of information in designing and refining our products and in defining, with greater precision, customer needs in emerging market areas. During 1996, Trimble established an advanced technology laboratory where we devote a portion of our corporate research and development expenditures to advance core GPS technology and its integration into synergistic technologies such as communications, sensors, and information technologies. These technological advances are sometimes supported financially through strategic alliances and partnerships.

     * Trimble expects that a significant portion of future revenues will be derived from sales of newly introduced products. Consequently, our future success depends in part on our ability to continue to develop new competitive products with timely market introduction. Advances in product technology will require continued substantial investment in research and development in order to maintain and enhance our market position. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer sales of new products. The timely availability of these products in volume, and their acceptance by customers, are important to Trimble's future success. In addition, some of our products are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results.

Manufacturing

     Trimble seeks to be a low-cost provider and to serve the growth in demand for GPS-based products and systems through the outsourcing of manufacturing, and the design of products around a common core of receivers.

     On August 10, 1999, Trimble signed an Asset Purchase Agreement with Solectron Corporation and Solectron Federal Systems, Inc. (collectively, "Solectron"). The closing of the transaction occurred on August 13, 1999. At the closing of the Asset Purchase Agreement, Trimble transferred to Solectron substantially all of our tangible manufacturing assets located at the Company's Sunnyvale, California, campus. These assets include but are not limited to equipment, fixtures and work in progress, as well as certain contract and other intangible assets and rights, together with certain related obligations, including but not limited to real property subleases covering Trimble's manufacturing floor space, and outstanding purchase order commitments. The Asset Purchase Agreement also provided for Solectron's subsequent purchase, on August 30, 1999, of Trimble's entire component inventory on hand as of August 13, 1999.

     Concurrent with the closing of the Asset Purchase Agreement, Trimble and Solectron also entered into a Supply Agreement. The Supply Agreement provides for the exclusive manufacture by Solectron of almost all Trimble products for a period of three years. In addition, Trimble maintains a manufacturing facility in Austin, Texas, primarily focused on FAA certified products for commercial aviation and military systems.

     Solectron offered employment to approximately 230 Trimble manufacturing, engineering and related support personnel, and Trimble understands that substantially all such employees initially accepted such employment with Solectron.

     * The utilization of Electronic Manufacturing Services (EMS) provided by Solectron will enable the management of Trimble to focus on the true core competencies of Trimble's business, while still deriving the benefits from a world-class manufacturing organization. Benefits which Trimble hopes to receive from this outsourcing of manufacturing include:

     o The purchasing power of a company with a multibillion-dollar procurement budget.
     o Supply chain management and order fulfillment models developed to support the stringent demands of current customers.

     o Flexibility and ability to respond to upside/market opportunities due to the large scale of Solectron's manufacturing capacity.
     o Manufacturing, service and distribution capabilities on a worldwide scale, enabling Trimble to provide more cost-effective supply solutions, closer to its customers.
     o Manufacturing practices yielding stable processes and providing better quality output.
     o Availability of the latest and most cost-effective product assembly technologies.
     o Provision  of latest  design  services  to  participate  in the  product
       development   cycle   with  a  fresh   and   unbiased   focus  on  design
       for manufacturability, lower cost, higher quality and higher reliability.

     Trimble will continue to provide state-of-the art Computer Aided Design and Computer Integrated Manufacturing service capabilities to the development community relating to PCB layout, assembly drawing and schematic development. We intend to remain self-sufficient in this field to ensure that the development entities can have the maximum benefit from the utilization of their time, contributing to faster and more effective product release cycles.

     Trimble maintains quality control procedures for its products, including testing during design, prototype, and pilot stages of production, and inspection and testing of finished products using automated test equipment.

     Trimble takes a modular and upgradable approach to its products, building around a common core of GPS receivers with customized software and hardware systems to analyze and present position data. Our core receiver technology has evolved since the development of our first GPS receiver product in 1984, as we have worked to reduce the size, weight, power consumption and cost of the basic GPS receiver. In this process, we have designed our own semi-custom, single-chip GPS processor.

Backlog

     Trimble believes that due to the volume of products delivered from shelf inventories and the shortening of product delivery schedules, backlog is not a meaningful indicator of future business prospects. Therefore, we believe that backlog information is not material to an understanding of our business.

Patents, Trademarks, and Licenses

     Trimble currently holds approximately 280 U.S. patents and 18 related foreign patents that expire at various dates no earlier than 2005. It also has more than 180 U.S. and foreign patent applications pending. We currently license certain peripheral aspects of our technology from Spectrum Information Technologies and GeoResearch.

     Although we believe that our patents and trademarks have value, there can be no assurance that those patents and trademarks, or any additional patents and trademarks that may be obtained in the future, will provide meaningful protection from competition. We actively develop and protect our intellectual property through a program of patenting, enforcement, and licensing.

     We do not believe that any of our products infringe patent or other proprietary rights of third parties, but we cannot be certain that they do not do so. (See Note 17 to Consolidated Financial Statements.) If infringement is alleged, legal defense costs could be material, and there can be no assurance that the necessary licenses could be obtained on terms or conditions that would not have a material adverse effect on our profitability.

     In the second quarter of 1997, Trimble expanded a prior license agreement with Pioneer Electronic Corporation for certain of the technology contained in our TANS product for inclusion in in-vehicle navigation products sold in Japan. We received a one-time $2.2 million licensing fee in consideration for the expansion of this license.

     * Trimble expects that we will enter into other licensing arrangements relating to its technologies.

     "Trimble" with the sextant logo, "Trimble Navigation," "GeoExplorer," "Flightmate," "GPS Total Station," "Scout GPS," and "Aspen" are trademarks of Trimble Navigation Limited, registered in the United States and other countries. Additional trademarks are pending. Trimble Navigation Limited acknowledges the trademarks of other organizations for their respective products or services mentioned in this document.

Employees

     As of December 31, 1999, Trimble employed 978 persons: 317 in research and product development, 400 in sales and marketing, 118 in manufacturing, and 143 in administration and finance. Of these, 75 were located in Europe, 175 in New Zealand, 16 in Japan, 6 in Singapore, 5 in Australia, and 701 in the United
States. We also employ temporary and contract personnel. Use of such personnel has decreased over the last year and is not included in the above headcount numbers. Competition in recruiting personnel is intense. We believe that our continued ability to attract and retain highly skilled management, marketing, and technical personnel is essential to our future growth and success. Our employees are not represented by a labor union, and we have not experienced work stoppages.

     Trimble's success depends in part on the continued contribution and long-term effectiveness of our executive officers and key technical, sales, marketing, support, research and development, manufacturing, and administrative personnel, many of whom would be difficult to replace.

Executive Officers of the Company

     The names, ages, and positions of the Company's executive officers as of March 27, 2000 are as follows:

Name                          Age                 Position
--------------------------------------------------------------------------------
Steven W. Berglund........... 48     President, Chief Executive Officer
Mary Ellen Genovese.......... 40     Vice President, Finance, Chief Financial
                                     Officer and Corporate Controller
Charles E. Armiger, Jr....... 45     Vice President, Worldwide Sales
David M. Hall................ 51     Group Vice President, Mobile and Timing
                                     Technologies
Patrick J. Hehir............. 38     Senior Vice President, Chief Manufacturing
                                     Officer
John E. Huey................. 50     Treasurer
Ron C. Hyatt................. 60     Group Vice President, Precision Positioning
Michael W. Lesyna............ 39     Vice President, Strategic Marketing
Bruce E. Peetz............... 48     Vice President, Advanced Technology and
                                     Systems

     All officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

     Steven W. Berglund joined Trimble as President and Chief Executive Officer in March 1999. Mr. Berglund has a diverse background with experience in engineering, manufacturing, finance and global operations. Most recently, Mr. Berglund was president of Spectra Precision, Inc., with global sales of approximately $200 million, develops and manufactures surveying instruments, laser-based construction alignment instruments, and construction machine control systems. During his fourteen years with Spectra-Physics, Mr. Berglund held a variety of positions that included four years based in Europe. Prior to Spectra Precision, Mr. Berglund spent a number of years in the early 1980s at Varian Associates in Palo Alto where he held a number of planning and manufacturing roles. Varian is a technology company specializing in microwave communications, semiconductor manufacturing equipment, analytical instruments, and medical diagnostic equipment. Mr. Berglund began his career as a process engineer at Eastman Kodak in Rochester, New York. He attended the University of Oslo and University of Minnesota where he received a B.S. in chemical engineering in 1974. He received his MBA from the University of Rochester in 1977.

     Mary Ellen Genovese joined Trimble in December 1992 as controller of manufacturing operations. From 1994 to 1997 she served as business unit controller for software and component technologies, and for the tracking and communications business unit. She was appointed corporate controller in October1997 and vice president of finance and corporate controller in February 1998. Currently, she is Trimble's interim chief financial officer. Prior to joining Trimble, Mrs. Genovese was chief financial officer and president for Minton Co., a distributing company to the commercial building market, from 1991 to 1992. In her position as chief financial officer, she was responsible for the accounting, management reporting and bank and investor financing for the company. In March of 1992, the board of directors asked her to assume the role of president of Minton to reorganize the company, including the divestiture of the manufacturing operations. Prior to 1991, she worked for 10 years with General Signal Corporation. She was appointed European financial controller in July 1990, and was responsible for the company's three European operations -- Germany, France and the United Kingdom. From 1988 to 1990 she served as unit financial officer -- for General Signal's Semiconductor Systems Division. She held several other management positions, including materials manager, and controller of manufacturing operation and international projects controller for General Signal's Ultratech Stepper Division from 1984 to 1988. Mrs. Genovese is a Certified Public Accountant and received her B.S. in accounting from Fairfield University in Connecticut in 1981.

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

     David M. Hall joined Trimble in February 1994 as Managing Director, OEM products. In November 1996 he was appointed Vice President and General Manager of the Software and Component Technologies business unit, focusing on application and operating system software, component board level, and chipset volume aspects of the GPS business. In November 1998 he was appointed Group Vice President of the Mobile and Timing Technologies business unit, managing mobile positioning and communications, timing, automotive, military, and commercial aviation businesses. Previously, he worked for Raychem Corporation for twenty-one years in a variety of positions and divisions. He served as Director of Sales and Marketing for the Automotive Division, National Distribution Manager for the Electronics Sector, and Director of Marketing and Product Management for the Interconnect Systems Division, as well as District Sales Manager, Area Sales Manager, and Operations Manager. Mr. Hall received his B.S. degree in Industrial Technology in 1971 and his MBA in Marketing and Finance in1973 from the California Polytechnic State University in San Luis Obispo, California.

     Patrick J. Hehir joined Trimble in February 1999 as Senior Vice President and Chief Manufacturing Officer. Prior to Trimble, Mr. Hehir worked for Dovatron International, where he held several positions during his eight-year tenure, including quality/program manager, director of operations, executive director of operations and vice president of worldwide business development. Dovatron, a $1 billion international manufacturing company with offices in Ireland, Mexico, Asia, Eastern Europe and the U.S., serves clients such as Hewlett-Packard, Hughes Corporation, I.B.M., and Lucent Technologies. Prior to Dovatron, he worked for Western Digital in several positions, including process/quality engineer, quality improvement process coordinator, senior quality engineer and quality manager. Mr. Hehir also held process engineering, production and quality positions at Pulse Engineering in Ireland. He has a broad range of educational qualifications from technical colleges and universities in Ireland and the United Kingdom. He graduated from Galway's Institute of Technology with an electronic engineering certificate in 1981. He received a quality-assurance post-graduate diploma from the Galway's University College in 1984. In 1987, Mr. Hehir received a production and operations management certificate from the United Kingdom's Institute of Industrial Engineering, and a post-graduate diploma in health, safety and social welfare from Cork's University College in 1993. Mr. Hehir also served on Ireland's technical committee for the development of the environmental system standard, ISO 14000, published by the International Standards Organization.

     John E. Huey joined Trimble in 1993 as Director, Corporate Credit and Collections. He was promoted to Assistant Treasurer in 1995 and Treasurer in 1996. As Treasurer, Mr. Huey has responsibility for the Company's banking relationships including syndicated credit facilities, domestic and international cash management, credit/collection/DSO management and worldwide risk management, including setting and execution of the Company's hedging policy and stock administration. Past business experience includes two years with ENTEX Information Services, five years with National Refractories & Minerals Corporation (formerly Kaiser Refractories), and thirteen years with Kaiser Aluminum & Chemical Sales, Inc. He has held positions in Credit Management, Market Research, Inventory Control, Sales, and as an Assistant Controller. Mr. Huey received his B.A. degree in Business Administration in 1971 from Thiel College in Greenville, Pennsylvania, and an MBA in 1972 from West Virginia University in Morgantown, West Virginia.

         Ron C. Hyatt joined Trimble in August 1983 as Director of Instrumentation Products. In 1985, he was appointed Vice President for Surveying and Mapping Products, managing the marketing and application software development aspects of the business until February 1993. In January 1997 he returned to the Company as Senior Vice President of Trimble Labs, focusing on next-generation ASIC developments. In November 1998, Mr. Hyatt was promoted to Group Vice President of Precision Positioning Group. He is responsible for managing surveying, mapping/GIS, and machine guidance/control product lines. Prior to joining Trimble, Mr. Hyatt worked for Hewlett-Packard from 1964 to 1983 in various engineering and management positions, focusing on precision frequency and time instrumentation. Mr. Hyatt received his B.S. degree in electrical engineering from Texas Tech University in 1962 and his M.S. degree in electrical engineering from Stanford University in 1963.

     Michael W. Lesyna joined Trimble as Vice President of Strategic Marketing in September 1999. Mr. Lesyna brings broad experience in developing business and marketing strategies for high-technology companies. Mr. Lesyna joins Trimble from Booz Allen & Hamilton, where he spent six years, most recently serving as a principal in the operations management group. While at Booz Allen & Hamilton, he was responsible for advising companies on a wide range of strategic issues. Prior to Booz Allen & Hamilton, Mr. Lesyna held a variety of engineering positions at Allied Signal Aerospace. He served as a project engineer for Allied Signal's European consortium in Germany, was a development and test engineer for the altitude chamber, and was a design engineer for the company's first jet fighter engine afterburner. Mr. Lesyna received an MBA from Stanford University. He also received an MS in mechanical engineering and a B.S. in mechanical engineering from Stanford.

     Bruce E. Peetz joined Trimble in June 1988 as Program Manager for GPS Systems. From January 1990 to January 1994 he served as Development Manager for commercial dual-frequency products, and from January 1993 to December 1995 he served as Engineering Manager for Surveying and Core Engineering. In 1996 he was appointed General Manager of the Land Surveying unit, and from February 1998 started the Advanced Systems division as General Manager. In October 1998 he was named Vice President of Advanced Technology and Systems, consolidating Systems and Trimble Laboratories. Prior to joining Trimble, Mr. Peetz served in a variety of engineering and management positions during eleven years at Hewlett Packard and four years at Hughes Aircraft Company. Mr. Peetz received his B.S. degree in Electrical Engineering from the Massachusetts Institute of Technology in 1973, and did graduate work in computer science at UCLA.

Item 2.           Properties

     Trimble currently leases an aggregate of 396,500 square feet in fifteen buildings in Sunnyvale, California. Trimble uses approximately 221,000 square feet; and the balance is subleased to others. The leases and subleases on these buildings expire at various dates through 2004. In addition, we lease three buildings in Austin, Texas, totaling approximately 50,600 square feet. Trimble uses approximately 25,000 square feet to manufacture GPS-based aviation products. The balance is subleased; the leases and subleases expire at various dates through 2004. We also lease 65,000 square feet in two buildings in Christchurch, New Zealand, for software development. These leases expire in 2005 and 2010. Trimble's two largest international sales offices are those in the United Kingdom (15,465 square feet) and Japan (5,640 square feet). In addition, our sales offices in Australia, China, France, Germany, Hungary, Italy, Mexico, Spain, Singapore, Russia, and in various cities throughout the United States are leased. Trimble currently does not own any real estate or buildings. Trimble's international office leases expire at various dates through 2005. Certain of the leases have renewal options. We believe that our facilities are adequate to support our current and anticipated near-term future operations.

Item 3.           Legal Proceedings

     The information with respect to legal proceedings required by this item is included in Part II, Item 8, Note 17 to the Consolidated Financial Statements, hereof under the caption "Pending Matters."

Item 4.           Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

     Trimble's Common Stock is traded on the Nasdaq Stock Market(R) under the symbol TRMB. The following table sets forth, for the quarters indicated, the range of high and low closing sales prices for Trimble's Common Stock on the Nasdaq Stock Market(R):

                                         High              Low

               1999:

                        Fourth           23 1/8            10 1/2
                        Third            13 1/4            9
                        Second           13 3/4            9 3/8
                        First            10 1/2            7 1/4

               1998:

                        Fourth           10 1/4            7
                        Third            16 3/8            9 1/4
                        Second           19 13/16          13 7/8
                        First            24 3/8            17 1/4

     Trimble had 1,357 registered shareholders of record as of March 13, 2000.

     Trimble's stock price is subject to significant volatility. If revenues or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price for the Company's stock. Due to stock market forces that are beyond our control, and due also to the nature of our business, such short falls can be sudden.

     Trimble has never paid cash dividends on its Common Stock. Trimble presently intends to retain its earnings to finance the development of its business, and does not presently intend to declare any cash dividends in the foreseeable future. Under our current $50,000,000 revolving line of credit agreement, Trimble is restricted from paying dividends without the lender's consent. Under Trimble's Note Purchase Agreement, pursuant to which the Company issued $30,000,000 of its subordinated promissory notes in June 1994, Trimble is also restricted from paying dividends. See Notes 7 and 9 to the Consolidated Financial Statements contained in Item 8.

 Item 6.  Selected Financial Data

 HISTORICAL FINANCIAL REVIEW

 Summary Consolidated Statements of Operations Data

                                                              December 31,  January 1, January 2, December 31, December 31,
 Fiscal Years ended                                               1999        1999       1998         1996        1995
---------------------------------------------------------------------------------------------------------------------------
 (In thousands, except per share data)
 Revenue                                                         $ 271,364  $ 268,323   $ 266,442    $ 226,784   $ 227,859
                                                              -------------------------------------------------------------
 Operating expenses
     Cost of sales                                                 127,117    141,075     124,411      107,744      96,792
     Research and development                                       36,493     45,763      38,242       27,833      30,518
     Sales and marketing                                            53,543     61,874      57,661       61,112      60,321
     General and administrative                                     33,750     33,245      27,424       35,136      23,395
     Restructuring charges                                               -     10,280           -        2,134           -
                                                              -------------------------------------------------------------
  Total operating expenses                                          250,903    292,237     247,738      233,959     211,026
                                                              -------------------------------------------------------------
 Operating income (loss) from continuing operations                 20,461    (23,914)     18,704       (7,175)     16,833
 Nonoperating income (expense), net                                    274     (2,041)      1,172          706         773
                                                              -------------------------------------------------------------
 Income (loss) before income taxes from continuing operations       20,735    (25,955)     19,876       (6,469)     17,606
 Income tax provision (benefit)                                      2,073      1,400       2,496         (300)      3,121
                                                              -------------------------------------------------------------
 Net income (loss) from continuing operations                     $ 18,662  $ (27,355)   $ 17,380     $ (6,169)   $ 14,485
                                                              -------------------------------------------------------------
Loss from discontinued operations (net of tax)                           -     (5,760)     (8,101)      (5,134)     (3,224)
Estimated gain (loss) on disposal of discontiued operations
  (net of tax)                                                       2,931    (20,279)          -            -           -
                                                              -------------------------------------------------------------
Net income (loss)                                                 $ 21,593  $ (53,394)    $ 9,279    $ (11,303)   $ 11,261
                                                              =============================================================

Basic net income(loss) per share from continuing operations         $ 0.83    $ (1.22)     $ 0.78      $ (0.28)     $ 0.73
Basic net income(loss) per share from discontinued operations       $ 0.13    $ (1.16)    $ (0.36)     $ (0.23)    $ (0.16)
                                                              -------------------------------------------------------------
Basic net income(loss) per share                                    $ 0.96    $ (2.38)     $ 0.42      $ (0.51)     $ 0.56
                                                              =============================================================
       Shares used in calculating basic
               earnings per share                                   22,424     22,470      22,293       22,005      19,949
                                                              =============================================================

Diluted net income(loss) per share from continuing operations       $ 0.82    $ (1.22)     $ 0.75      $ (0.28)     $ 0.68
Diluted net income(loss) per share from discontinued operations     $ 0.13    $ (1.16)    $ (0.35)     $ (0.23)    $ (0.15)
                                                              -------------------------------------------------------------
Diluted net income(loss) per share                                  $ 0.95    $ (2.38)     $ 0.40      $ (0.51)     $ 0.53
                                                              =============================================================
       Shares used in calculating diluted
               earnings per share                                   22,852     22,470      22,947       22,005      21,318
                                                              =============================================================

 Cash dividends per share                                              $ -        $ -         $ -          $ -         $ -
                                                              =============================================================


 Other Operating Data:                                        December 31,  January 1, January 2, December 31, December 31,
Fiscal Years ended                                                1999        1999       1998         1996        1995
---------------------------------------------------------------------------------------------------------------------------
 (In thousands, except percentages)

 Gross margin percentage                                               53%        47%         53%          52%         58%
 Operating income (loss) percentage                                     8%        (9%)         7%          (3%)         7%
 EBITDA (1)                                                       $ 29,534  $ (11,404)   $ 30,911      $ 2,965    $ 24,875
 Depreciation and amortization                                       9,073     12,510      12,207       10,140       8,042
 EBITDA percentage                                                     11%        (4%)        12%           1%         11%

 Selected Consolidated Balance Sheet:                         December 31,  January 1, January 2, December 31, December 31,
As of                                                             1999        1999       1998         1996        1995
---------------------------------------------------------------------------------------------------------------------------
 (In thousands)

 Working capital                                                 $ 111,808   $ 81,956   $ 133,434    $ 122,409   $ 135,097
 Total assets                                                      181,751    156,279     207,663      189,841     196,763
 Noncurrent portion of long-term debt                               33,821     31,640      30,697       30,938      31,316
 Shareholders' equity                                            $ 100,796   $ 74,691   $ 139,483    $ 124,045   $ 129,937

(1) EBITDA consists of earnings from continuing operations before interest income, interest expense, other nonoperating income and expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of a company's performance or to cash flows from operating activities as a measure of liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF CONTINUING OPERATIONS

     In fiscal 1999, Trimble's annual revenues from continuing operations increased to $271.4 million from $268.3 million in fiscal 1998. In fiscal 1999, Trimble had net income from continuing operations of $18.7 million, or $0.82 per share, diluted, compared to a net loss from continuing operations of $27.4 million, or ($1.22) per share, diluted, in fiscal 1998. The total net income for fiscal 1999, including discontinued operations, was $21.6 million, or $0.95 per share, diluted, compared to a total net loss for fiscal 1998, including discontinued operations, of $53.4 million, or ($2.38) per share, diluted.

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                                                   December 31,           January 1,            January 2,
Fiscal Years ended                                                    1999                  1999                  1998
----------------------------------------------------------------------------------------------------------------------------
 Revenue                                                                   100%                  100%                  100%
                                                                ----------------     -----------------     -----------------
Operating expenses:
    Cost of sales                                                           47%                   53%                   47%
    Research and development                                                13%                   17%                   14%
    Sales and marketing                                                     20%                   23%                   22%
    General and administrative                                              12%                   12%                   10%
    Restructuring charges                                                    0%                    4%                    0%
                                                                ----------------     -----------------     -----------------
           Total operating expenses                                          92%                  109%                   93%
                                                                ----------------     -----------------     -----------------
 Operating income (loss) from Continuing Operations                          8%                   (9%)                   7%

Nonoperating income (expense), net                                           0%                   (1%)                   0%
                                                                ----------------     -----------------     -----------------
 Income (loss) before income taxes from Continuing Operations                8%                  (10%)                   7%

Income tax provision                                                         1%                    1%                    1%
                                                                ----------------     -----------------     -----------------
 Net income (loss) from Continuing Operations                                7%                  (10%)                   7%
                                                                ----------------     -----------------     -----------------

Loss from Discontinued Operations (net of tax)                               0%                   (2%)                  (3%)
Estimated gain (loss) on disposal of Discontiued Operations
  (net of tax)                                                               1%                   (8%)                   0%
                                                                ----------------     -----------------     -----------------
Net Income (loss)                                                            8%                  (20%)                   3%
                                                                ================     =================     =================

     Revenue. In fiscal 1999, total revenue increased to $271.4 million from $268.3 million in fiscal 1998, which represents a percentage increase of 1%. Total revenue increased in fiscal 1998 to $268.3 million from $266.4 million in fiscal 1997, which represents a percentage increase of less than 1%. The following table breaks out Trimble's revenues by industry segment:

                                  ---------------------------------------------------------------------------
                                    December 31,    % Total     January 1,   % Total    January 2,    % Total
                                      1999          Revenue        1999      Revenue       1998       Revenue
-------------------------------------------------------------------------------------------------------------
(In thousands)
 Precision Positioning Group          $ 161,294        59%        $165,951      62%       $ 142,449      53%
 Mobile and Timing Technologies         110,070        41%         102,372      38%         123,993      47%
                                  --------------   --------  --------------  -------   ------------- --------
          Total revenue               $ 271,364       100%        $268,323     100%       $ 266,442     100%
                                  --------------   --------  --------------  -------   ------------- --------

Precision Positioning Group

     The Precision Positioning Group revenues decreased by 3% in fiscal 1999 over fiscal 1998. The 1999 revenue decrease compared to 1998 is due to the following:

     o Sales were impacted from the change in commission structure for some of our products from commission dealers to buy/sell dealers in fiscal 1999. Under the buy/sell arrangement, the product is discounted to the dealer, as opposed to end-user pricing with commissions recorded under sales and marketing expense.
     o Sales to Original Equipment Manufacturers such as CNH Global and Caterpillar decreased as compared to 1998 sales due to an economic slowdown in the United States for mining and agriculture related products.

     o In the fourth quarter of 1999, delivery problems due to critical part shortages in our supply chain, and transitional issues with outsourcing our manufacturing, had a negative impact on revenue for the fiscal year ended 1999.

     Precision Positioning Group revenues had a growth rate of 16% in fiscal 1998 over fiscal 1997. The 1998 increase compared to 1997 was primarily due to increases in revenues in the land surveying, marine surveying, mapping, and GIS systems, and mining, construction, and agriculture markets. The increase in land surveying was due to the continued strong customer acceptance of Trimble's GPS Total Station 4800 and 4700 products. Also, the increase in marine survey, mapping, and GIS, as well as mining, construction and agriculture reflects increased demand for these products.

Mobile and Timing Technologies

     Mobile and Timing Technologies revenues increased 8% in fiscal 1999 over fiscal 1998. The increase is attributable to strong growth in our automotive and timing markets which was partially offset by decreases in commercial marine, commercial air transport, and military systems, due to the following:

     o Trimble decided to exit the commercial marine business in the fourth quarter of 1998 and sold the last of such products in the second quarter of 1999.
     o Commercial air transport was down, due to decreases in market demand and the successful conclusion of shipments in fiscal 1998 to American Airlines and Continental Airlines through our Honeywell alliance, which were not repeated in fiscal 1999.
     o Military systems declined due to the completion of our CUGR contract in the first quarter of 1998 which sales were not repeated in 1999.

     The Mobile and Timing Technologies revenues decreased 17% in fiscal 1998 from fiscal 1997. The 1998 decrease was primarily in automotive, commercial air transport and military aerospace systems. The softness in the automotive market was due to the financial difficulties of a major customer and a delay in our new product introductions. The commercial air transport decrease was due to less-than-anticipated demand from Honeywell, and the military aerospace system decrease was due to the large dollar shipment on the CUGR contract in the fourth quarter of 1997, which was not repeated in 1998. In addition, Mobile and Timing Technologies revenues in 1997, included $1.8 million in revenues from a development agreement in connection with an irrevocable nonrefundable, nonrecurring engineering fee and a nonrecurring one-time $2.2 million technology license from Pioneer Electronic Corporation in connection with expansion of its prior license for in-car navigation.

     * Military sales are highly dependent on contracts that are subject to government approval and are, therefore, expected to continue to fluctuate from period to period. Trimble believes that opportunities in this market have been substantially reduced by cutbacks in U.S. and foreign military spending.

Export Sales

     * Export sales from domestic operations, as a percentage of total revenue, were 38% in 1999, 34% in 1998, and 28% in 1997. Sales to unaffiliated customers in foreign locations, as a percentage of total revenue, were 52% in 1999, and 46% in both 1998 and 1997. Trimble anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue. For this reason, Trimble is subject to the risks inherent in these sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, as well as eliminate the use of Selective Availability (SA) -- a method of degrading GPS accuracy -- there may be a reluctance in certain foreign markets to purchase products based on GPS technology, given the control of GPS by the U.S. Government. Trimble's results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.

     No single customer, including the U.S. Government and its agencies, accounted for 10% or more of Trimble's total revenues in fiscal 1999, 1998 or 1997. It is possible; however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by the Company may adversely affect the results of operations.

     * Gross Margin. Gross margin varies due to a number of factors, including product mix, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. In fiscal 1999, the gross margin percentage on product sales was 53%, compared with 47% in 1998 and 53% in 1997. The increase in gross margin percentages primarily reflect improved manufacturing cost controls achieved through the consolidation of the manufacturing organization, resulting in improved efficiencies and reduced inventory. In addition, gross margins in the second half of fiscal 1999 were favorably impacted by the cost benefits of outsourcing our manufacturing to Solectron. The 1997 margins were enhanced by the positive impact of nonproduct revenues of $2.2 million recognized from Pioneer Electronic Corporation and from a development agreement in connection with an irrevocable, nonrefundable, nonrecurring engineering fee of $1.8 million; however, there can be no assurance that similar items will recur in the future. In addition, because of product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, and other factors, positive future gross margins cannot be assured.

     * Trimble expects that in the future a higher percentage of its business will be conducted through alliances with strategic partners. As a result of volume pricing and the assumption of certain operating costs by the partner, margins on this business are likely to be lower than sales directly to end-users.

     Operating Expenses. The following table shows operating expenses for the periods indicated. It should be read in conjunction with the narrative descriptions of those operating expenses below:


                                               Fiscal Years Ended
                           ----------------------------------------------------
                               December 31,       January 1,        January 2,
                                  1999               1999              1998
-------------------------------------------------------------------------------
(In thousands)

Research and development         $ 36,493           $ 45,763          $ 38,242
Sales and marketing                53,543             61,874            57,661
General and administrative         33,750             33,245            27,424
Restructuring charges                   -             10,280                 -
                           ---------------    ---------------     -------------
 Total                          $ 123,786          $ 151,162         $ 123,327
                           ---------------    ---------------     -------------

     Research and Development. Research and development spending decreased in absolute dollars during fiscal 1999, representing 13% of revenues as compared with 17% in 1998 and 14% in 1997. The lower research and development expenses in 1999 are due primarily to Trimble's receiving approximately $4.2 million more funds from cost reimbursement projects in 1999 as compared to 1998. Also, there were decreases in our expenses of approximately $5.0 million related to electronic parts, depreciation, travel, personnel, and other supplies as part of the Company's restructuring plans which were implemented in the last half of fiscal 1998.

     The dollar increase from 1997 to 1998 is due primarily to Trimble's receiving approximately$3.5 million fewer funds from cost reimbursement projects in 1998 as compared with 1997.

     Trimble plans to continue its aggressive development of future products.

     * Sales and Marketing. Sales and marketing expenses decreased during fiscal 1999, representing 20% of revenues, as compared with 23% in 1998 and 22% in 1997. The primary reason for the dollar and percentage decrease in expenses from 1998 to 1999 is decreases of approximately $7.7 million in personnel, consultants, travel, advertising, trade shows, expensed demo equipment, and other office supplies as part of the Company's restructuring plan, which was implemented in the last half of fiscal 1998. In addition, sales commissions were lower as a percentage of sales, due to the change in dealer structure for some of our product lines from commission dealers to buy/sell.

     The primary reason for the dollar and percentage increases in expenses from 1997 to 1998 was an increase of approximately $2.1 million in personnel and related expenses that accompany an increase in the number of employees. In addition, Trimble experienced increases in expenses of approximately $1.1 million related to trade shows, advertising, and demo equipment expenses.

     * Trimble's future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, and on our ability to continue to identify and exploit new markets for our products. In addition, we have encountered significant competition in selected markets, and we expect such competition to intensify as the market for GPS applications receives acceptance. Several of Trimble's competitors are major corporations with substantially greater financial, technical, and marketing resources. Increased competition may result in reduced market share and is likely to result in price reductions of GPS-based products, which could adversely affect Trimble's revenues and profitability.

     General and Administrative. General and administrative expenses increased in absolute dollars during fiscal 1999, representing 12% of revenues, as compared with 12% in 1998 and 10% in 1997. The increase in fiscal 1999 as compared to 1998 is due to an increase in the allowance for doubtful accounts related to customers in South America for 1999; and an increase in building rental costs due to the renewal of many of our building leases. This increase was partially offset by space consolidations as part of our restructuring efforts in the fourth quarter of 1998.

     The increase from 1997 to 1998 was due primarily to an increase of approximately $1.7 million in personnel and the related expenses that accompany an increase in the number of employees and consultants, as well as an increase of approximately $1.7 million in outside services related to legal fees associated with certain litigation matters during 1998.

     Restructuring Charges. As noted in Note 8 to the Consolidated Financial Statements during the year ended January 1, 1999, Trimble recorded a restructuring charge of $10.3 million classified in operating expenses. These charges were a result of Trimble's reorganization to improve business processes and to decrease organizational redundancies, to improve management accountability and to improve our focus on profitable operations. As a result of the reorganization, Trimble downsized its operations, including reducing headcount and facilities space usage, and canceled its enterprisewide information system project and certain research and development projects. The impact of these decisions was that significant amounts of our fixed assets, prepaid expenses, and purchased technology had been impaired and certain liabilities incurred. Trimble wrote down the related assets to their net realizable values and made provisions for the estimated liabilities.

     The elements of the charges incurred in fiscal 1998 and the amounts remaining at December 31, 1999, on the balance sheet are as follows (in thousands):

                                       Total
                                     charged to         Amounts paid/            Amounts paid/              Remaining in
                                     expense in          written off              written off            accrued liabilites
                                    fiscal 1998        in fiscal 1998            in fiscal 1999       as of December 31, 1999
                                   --------------- ------------------------  ----------------------- --------------------------
Employee termination benefits          $ 2,864          $ (1,200)                  $ (371)                      $ 1,293
Facility space reductions                1,061                 -                 $ (1,053)                            8
ERP system abandonment                   6,360            (4,895)                $ (1,465)                            -
                                   ------------ ---------------------------  ----------------------- --------------------------
     Subtotal                         $ 10,285          $ (6,095)                $ (2,889)                      $ 1,301
                                   ============ ============================ ======================= ==========================

     The cash expenditures associated with the remaining obligations will occur primarily in fiscal 2000.

     Nonoperating income (expense), net.Nonoperating income (expense), net, includes interest income and expense, as well as gains and losses on foreign currency transactions.

     Foreign exchange gains were $28,000 in fiscal 1999, compared with gains of $234,000 in 1998 and 1997. Trimble's policy is to hedge its exposure to foreign currency transactions in order to minimize the effect of changes in foreign currency exchange rates on consolidated results of operations. Gains and losses arising from foreign currency forward contracts offset gains and losses resulting from the underlying hedged transactions.

     Interest income increased in 1999 from 1998 and decreased in 1998 from 1997. The higher interest income in 1999 is due primarily to the increased interest income received on cash and short-term investments because of higher average balance for fiscal 1999 over fiscal 1998.

     The decrease in 1998 from 1997 was because of lower interest income received on cash and short-term investments due to lower average balances for the year, over the prior year.

     Interest expense decreased slightly in 1999 due to lower fees in foreign locations. Interest expense includes interest on a $30.0 million note issued in August 1995, and fees on unused lines of credit. (See Notes 7 and 9 to the Consolidated Financial Statements for details of long-term debt and lines of credit.)

     Income Tax Provision. Trimble's effective tax rates from continuing operations for fiscal years 1999, 1998 and 1997 are 10%, (6%), and 12%, respectively. The 1999 and 1997 income tax rates are less than the federal statutory rate of 35%, due primarily to the realization of the benefits from prior net operating losses and previously reserved deferred tax assets. The 1998 income tax rate differs from the federal statutory rate, due primarily to foreign taxes and the inability to realize the benefit of net operating losses.

     Inflation. The effects of inflation on Trimble's financial results have not been significant to date.

LITIGATION

     * Trimble is involved in a number of legal matters as discussed in Note 17 to the Consolidated Financial Statements. While Trimble does not expect to suffer significant adverse effects from these litigation matters or from unasserted claims, the nature of litigation is unpredictable and there can be no assurance that it will not do so.

LIQUIDITY AND CAPITAL RESOURCES

     * At December 31, 1999, Trimble had cash and cash equivalents of $49.3 million and $52.7 million in short-term investments. Trimble's cash and cash equivalents and short-term investments increased from the prior year, due to an increase in net income and the receipt of $26.9 million in cash as part of an agreement with Solectron for the outsourcing of Trimble's manufacturing operations located in Sunnyvale, California (See Note 4 to the consolidated financial statements). Trimble's long-term debt consisted primarily of a $30.0 million note obligation due in 2001. We had no debt outstanding under our $50,000,000 unsecured line of credit but had issued certain letters of credit as of December 31, 1999, amounting to approximately $283,000. Trimble has relied primarily on cash provided by operating and financing activities and net sales of short-term investments to fund capital expenditures, the repurchase of the Company's common stock, and other investing activities. Management believes that its cash, cash equivalents, and short-term investment balances, together with its existing credit line, will be sufficient to meet its anticipated operating cash needs for at least the next twelve months.

     * In fiscal 1999, the cash provided by operating activities was $23.6 million, as compared to cash provided of $7.0 million in the corresponding period in 1998. Cash provided by operating activities in 1999 arose from the Company's net income, plus depreciation and amortization and decreases in inventories and offset partially by increases in accounts receivable and decreases in accrued liabilities. Inventory from continuing operations as of December 31, 1999 decreased by $20.6 million from the 1998 year-end levels primarily, due to the transition of certain manufacturing operations to Solectron as well as a focused effort by Trimble to reduce inventory by supply chain synchronization, reducing lead and cycle times, simplifying product lines, and implementing tighter control over its material forecasting process (See Note 4 to the consolidated financial statements.) Trimble's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable, and the successful management of the Solectron manufacturing relationship.

     Cash provided by sales of common stock in 1999 represents the proceeds from purchases made by employees pursuant to Trimble's stock option plan and employee stock purchase plan, and totaled $4.5 million for the year ended December 13, 1999.

     * In August 1997, Trimble entered into a three-year, $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). The Credit Agreement enables Trimble to borrow up to $50,000,000, provided that certain financial and other covenants are met. As of October 20, 1999, Trimble, the Agent, and the Lenders agreed to change and amend certain covenants for the life of the loan, which expires in August of 2000. The $50,000,000 revolving credit facility was modified to include Trimble's prior separate $5,000,000 line of credit and to simplify the entire arrangement. The Credit Agreement provides for payment of a commitment fee of 0.25% and borrowings to bear interest at 1% over LIBOR if the total funded debt to EBITDA is less than or equal to 1.00 times, 0.3% and borrowings to bear interest at 1.25% over LIBOR if the ratio is greater than 1.00 times and less than or equal to 2.00 times, or 0.4%, and borrowings to bear interest at 1.75% over LIBOR if the ratio is greater than 2.00 times. In addition to borrowing at the specified LIBOR rate, Trimble has the right to borrow with interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date, Trimble has not made any borrowings under the $50,000,00 unsecured revolving credit facility, but has issued certain letters of credit as of December 31, 1999, amounting to approximately $283,000. In addition, Trimble is restricted from paying dividends under the terms of the Credit Agreement.

     In June 1994, Trimble issued $30.0 million of subordinated promissory notes bearing interest at an annual rate of 10%, with principal due on June 15, 2001. Interest payments are due monthly in arrears. The notes are subordinated to the Company's senior debt, which is defined as all pre-existing indebtedness for borrowed money and certain future indebtedness for borrowed money (including, subject to certain restrictions, secured bank borrowings and borrowed money for the acquisition of property and capital equipment) and trade debt incurred in the ordinary course of business. If Trimble prepays any portion of the principal, it is required to pay additional amounts if U.S. Treasury obligations of a similar maturity exceed a specified yield. Under the agreement, Trimble is also restricted from paying dividends.

     The issuance of the subordinated promissory notes also included the issuance of warrants entitling holders to purchase 400,000 shares of common stock at a price of $10.95 per share at any time through June 15, 2001. The net proceeds of the notes were $29,348,000. The notes are recorded as noncurrent liabilities, net of appraised fair value attributed to the warrants. The value of the warrants and the issuance costs are being amortized to interest expense, using the interest rate method over the term of the subordinated promissory notes. The effective annual interest rate on the notes is 11.5%. Under the terms of the note, Trimble is required to meet a minimum consolidated net worth requirement. If Trimble falls below the minimum consolidated net worth requirement we could be in default of our loan covenants. Such events could have a material adverse effect on Trimble's operations and liquidity.

     Trimble announced in February 1996 that it had approved a discretionary program whereby up to 600,000 shares of its common stock could be repurchased on the open market by the Company to offset the potential dilutive effects to earnings (loss) per share from the issuance of additional stock options. In 1998, Trimble approved the repurchase of an additional 1.6 million shares under the discretionary program. During 1997, Trimble purchased 139,500 shares at a cost of $1.8 million. During 1998, Trimble purchased 1.08 million shares at a cost of $16.1 million. During fiscal 1999, no shares were repurchased under the discretionary program.

     * Trimble presently expects capital expenditures in fiscal 2000 to be approximately $5.4 million, primarily for computer equipment, software, and leasehold improvements associated with business expansion.

     Trimble is continually evaluating potential external investments in technologies related to its business and, to date, has made relatively small strategic investments in a number of GPS related technology companies. There can be no assurance that any such outside investments made to date nor any potential future investments will be successful.

     * Trimble has evaluated the issues raised by the introduction of the Single European Currency (Euro) for initial implementation as of January 1, 1999, and during the transition period through January 1, 2002. Trimble does not currently believe that the introduction of the Euro will have a material effect on its foreign exchange and hedging activities. Trimble has also assessed the potential impact the Euro conversion will have in regard to its internal systems accommodating Euro-denominated transactions. Trimble will continue to evaluate the impact of the Euro introduction over time, based on currently available information. Trimble does not currently anticipate any adverse impact of the Euro conversion on the Company.

YEAR 2000 IMPACT

Year 2000 Issues

     Computers and software, as well as other equipment that relied on only two digits to identify or represent a year may be unable to accurately process or display certain information at or after the Year 2000. This is commonly referred to as the "Year 2000 issue." Trimble is not aware of any year 2000 issues that have affected its business. In preparation for the year 2000, we incurred internal staff costs as well as consulting and other expenses. The year 2000 expenses for external services totaled less than $1.0 million. During 1999, Trimble updated a significant portion of its computer software to be year 2000 compliant.

     * Trimble is also not aware of any material problems with customers or suppliers. Accordingly, Trimble does not anticipate incurring material expenses or experiencing any material operational disruption as a result of any year 2000 issues.

CERTAIN OTHER RISK FACTORS

     Trimble's revenues have historically tended to fluctuate on a quarterly basis due to the timing of shipments of products under contracts and the sale of licensing rights. A significant portion of Trimble's quarterly revenues occurs from orders received and immediately shipped to customers in the last few weeks and days of a quarter. If orders are not received, or if shipments were to be delayed a few days at the end of a quarter, the operating results and reported earnings per share for that quarter could be significantly impacted. Future revenues are difficult to predict, and projections are based primarily on historical models, which are not necessarily accurate representations of the future.

     Due to competitive pressure, prices of certain of Trimble's products have declined substantially since their introduction, and increased competition is likely to result in further price reduction and loss of market share, which could adversely affect our net revenue.

     With the selection of Solectron as an exclusive manufacturing partner, Trimble is substantially dependent upon a sole supplier for the manufacture of its precision positioning and mobile and timing technologies products. In addition, we rely on sole suppliers for a number of our critical ASICS. The dependence upon these sole suppliers subjects Trimble to risks associated with an interruption of supply if we are not able to find alternative sources on a timely basis. There can be no assurance that any delay, disruptions, or quality problems resulting from the use of a sole supplier will not have a material adverse effect on Trimble's business and results of operations.

     Trimble's stock price is subject to significant volatility. If revenues and/or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price of Trimble's stock. Additionally, certain macro-economic factors such as changes in interest rates could also have an impact on the trading price of Trimble stock.

     The value of Trimble's products relies substantially on our technical innovation in fields in which there are many current patent filings. Trimble recognizes that as new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to withdraw products from the market, take a license from such patent holders, or redesign our products. Trimble does not believe any of its products currently infringe patents or other proprietary rights of third parties, but we cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on Trimble's revenues or profitability. (See Note 17 to the Condensed Consolidated Financial Statements.)

     Trimble's future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. In some of our markets -- for example, Land Survey and GIS where we have a market leadership position, a delay in new product introductions could have a significant impact on our results of operations. No assurance can be given that we will not incur problems in the future in innovating and introducing new products.

     Trimble is continuously evaluating alliances and external investments in technologies related to its business, and has already entered into certain strategic alliances and has made relatively small strategic investments in a number of GPS related technology companies. Acquisitions of companies, divisions of companies, or products and alliances and strategic investments entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale, or other value; (ii) diversion of management's attention; (iii) loss of key employees of acquired operations; and (iv) inability to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on Trimble's business, financial condition, and results of operations. No assurances can be given that we will not incur problems from current or future alliances, acquisitions, or investments. Furthermore, there can be no assurance that we will realize value from any such strategic alliances, acquisitions, or investments.

     Trimble currently enjoys strong relationships with a few key customers. An increasing amount of our revenue is generated from large OEMs such as Philips VDO, Nortel, Caterpillar, CNH Global (formerly Case Corporation), and others. A reduction or loss of business with these customers could have a material adverse effect on our financial condition and results of operations. There can be no assurance that Trimble will realize value from these relationships in the future.

     The ability of Trimble to maintain its competitive technological position will depend, in a large part, on its ability to attract, motivate, and retain highly qualified development and managerial personnel. Competition for qualified employees in our industry and location is intense, and there can be no assurance that we will be able to attract, motivate and retain enough qualified employees necessary for the future continued development of our business and products.

     Trimble has certain products that are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all aviation products. Also, Trimble's products that use integrated radio communication technology require an end-user to obtain licensing from the Federal Communications Commission (FCC) for frequency-band usage. During the fourth quarter of 1998, the FCC temporarily suspended the issuance of licenses for certain of our Real-time Kinematic products because of interference with certain other users of similar radio frequencies. An inability or delay in obtaining such certifications or FCC's delays could have an adverse effect on our operating results.

     Trimble's GPS technology is dependent on the use of radio frequency spectrum. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union (ITU). Any ITU reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or inband may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require Trimble to record all derivatives held on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. With respect to derivatives which are hedges, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June of 1999 the Financial Accounting Standards Board delayed the effective date of implementation for one year; therefore, SFAS 133 is effective for fiscal years beginning after June 15, 2000. Trimble expects to adopt SFAS 133 as of the beginning of its fiscal year 2001. The effect of adopting the SFAS 133 is currently being evaluated, but is not expected to have a material adverse effect on Trimble's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Trimble is currently assessing the impact of SAB 101, but does not expect that it will have a material adverse effect on Trimble's financial position or results of operations.

Item 7A.        Quantitative and Qualitative Disclosure about Market Risk

     The following is a discussion of Trimble's exposure to market risk related to changes in interest rates and foreign currency exchange rates. Trimble uses certain derivative financial instruments to manage these risks. Trimble does not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance polices approved by Trimble's board of directors.

Market Interest Rate Risk

     Short-term  Investments  Owned by the  Company.  As of December  31,  1999,
Trimble had short-term investments of $52.7 million. These short-term investments consisted of $50.2 million of highly liquid investments, with original maturities at the date of purchase between three and twelve months and a $2.5 million liquid investment with an original maturity at the date of purchase of 15 months (See Note 2 to the Condensed Consolidated Financial Statements). These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at December 31, 1999, would cause the fair value of these short-term investments to decline by an immaterial amount. Because Trimble has the ability to hold these investments until maturity, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     As of January 1, 1999, Trimble had short-term investments of $16.3 million. These short-term investments consisted of highly liquid investments, with original maturities at the date of purchase between three and twelve months. (See Note 2 to the Condensed Consolidated Financial Statements.) These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at January 1, 1999, would cause the fair value of these short-term investments to decline by an immaterial amount. Because Trimble has the ability to hold these investments until maturity, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     Outstanding Debt of the Company. As of December 31, 1999 and January 1, 1999, Trimble had outstanding long-term debt of approximately $30.0 million of subordinated promissory notes at a fixed interest rate of 10 percent. The interest rate of this instrument is fixed. A hypothetical 10 percent decrease in the interest rates would not have a material impact on Trimble. Increases in interest rates could, however, increase interest expense associated with future borrowings of Trimble, if any. We do not currently hedge against interest rate increases.

Foreign Currency Exchange Rate Risk

     Trimble hedges risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. Trimble utilizes forward contracts to hedge trade and intercompany receivables and payables. These contracts reduce the exposure to fluctuations in exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the hedge contracts. All hedge instruments are marked to market through earnings every period.

     *  Trimble  does  not  anticipate  any  material   adverse  effect  on  its
consolidated financial position utilizing our current hedging strategy.

     All contracts have a maturity of less than one year, and we do not defer any gains and losses, as they are all accounted for through earnings every period.

     The following table provides information about Trimble's foreign exchange forward contracts outstanding as of December 31, 1999:

                                               Foreign                 Contract Value             Fair Value
                            Buy/           Currency Amount                   USD                    in USD
       Currency             Sell           (in thousands)              (in thousands)           (in thousands)
-----------------------  -----------   ------------------------    ------------------------   --------------------
YEN                         Buy                         67,000                       $ 657                  $ 656
YEN                         Sell                       261,000                     $ 2,517                $ 2,568
NZD                         Buy                          4,400                     $ 2,257                $ 2,289
EURO                        Sell                         2,955                     $ 3,097                $ 3,014
Sterling                    Buy                          1,230                     $ 2,002                $ 1,996


     The following table provides information about Trimble's foreign exchange forward contracts outstanding as of January 1, 1999:

                                               Foreign                 Contract Value             Fair Value
                            Buy/           Currency Amount                   USD                    in USD
       Currency             Sell           (in thousands)              (in thousands)           (in thousands)
-----------------------  -----------   ------------------------    ------------------------   --------------------
YEN                         Buy                         30,000                       $ 251                  $ 265
YEN                         Sell                       415,900                     $ 3,394                $ 3,707
NZD                         Buy                          3,200                     $ 1,705                $ 1,686
ECU                         Sell                         1,565                     $ 1,838                $ 1,833
Sterling                    Buy                            650                     $ 1,096                $ 1,078
DEM                         Sell                           750                       $ 444                  $ 450

     * The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by Trimble's management, should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

Item 8.         Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

                                                                          December 31,            January 1,
                                                                              1999                   1999
------------------------------------------------------------------------------------------------------------------
(In thousands)

ASSETS
Current assets:
      Cash and cash equivalents                                              $ 49,264               $ 40,865
      Short-term investments                                                   52,728                 16,269
      Accounts receivable, less allowance for doubtful
         accounts of $2,949 and $2,220, respectively                           36,005                 33,431
      Inventories                                                              16,435                 37,166
      Other current assets                                                      4,510                  4,173
                                                                     -----------------     ------------------
         Total current assets of continuing operations                        158,942                131,904

Property and equipment, at cost less accumulated
   depreciation                                                                12,333                 15,104
Intangible assets less accumulated amortization                                 1,238                  1,320
Deferred income taxes                                                             387                    405
Other assets                                                                    8,851                  7,546
                                                                     -----------------     ------------------
         Total assets of continuing operations                                 22,809                156,279
                                                                     -----------------     ------------------
         Total assets                                                        $181,751               $156,279
                                                                     =================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                                       $ 1,388                $ 1,388
      Accounts payable                                                         11,710                 13,000
      Accrued compensation and benefits                                         7,011                  4,696
      Customer advances                                                             -                    808
      Accrued liabilities                                                      14,091                 15,474
      Accrued liabilities related to disposal of General Aviation               2,212                  6,743
      Accrued warranty expense                                                  5,786                  5,681
      Income taxes payable                                                      2,983                  2,158
      Deferred gain on sale of assets                                           1,953                      -
                                                                      -----------------     ------------------
         Total current liabilities                                             47,134                 49,948

Noncurrent portion of long-term debt and other liabilities                     30,566                 31,640
Noncurrent portion of gain on sale of assets                                    3,255                      -
                                                                      ----------------     ------------------
         Total liabilities                                                     80,955                 81,588
                                                                      ----------------     ------------------
Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value; 3,000 shares
         authorized; none outstanding                                               -                      -
      Common stock, no par value; 40,000 shares
         authorized; 22,742 and 22,247 shares outstanding, respectively       125,969                121,501
      Common stock warrants                                                       993                    700
      Accumulated deficit                                                     (25,125)               (46,718)
      Accumulated other comprehensive loss                                     (1,041)                  (792)
                                                                      ----------------     ------------------
         Total shareholders' equity                                           100,796                 74,691
                                                                      ----------------     ------------------
         Total liabilities and shareholders' equity                          $181,751               $156,279
                                                                      ================     ==================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       December 31,             Janaury 1,             January 2,
Fiscal Years ended                                                         1999                    1999                   1998
-----------------------------------------------------------------------------------------------------------------------------------
 (In thousands, except per share data)
Revenue                                                                     $ 271,364             $ 268,323              $ 266,442
                                                                 ---------------------     -----------------     ------------------
Operating expenses:
     Cost of sales                                                            127,117               141,075                124,411
     Research and development                                                  36,493                45,763                 38,242
     Sales and marketing                                                       53,543                61,874                 57,661
     General and administrative                                                33,750                33,245                 27,424
     Restructuring charges                                                          -                10,280                      -
                                                                 ---------------------     -----------------     ------------------
        Total operating expenses                                              250,903               292,237                247,738
                                                                 ---------------------     -----------------     ------------------
Operating income (loss) from continuing operations                             20,461               (23,914)                18,704

Nonoperating income (expense):
     Interest and investment income                                             3,857                 3,588                  4,462
     Interest  and other expense                                               (3,611)               (5,863)                (3,524)
     Foreign exchange gain                                                         28                   234                    234
                                                                 ---------------------     -----------------     ------------------
        Total nonoperating income (expense)                                       274                (2,041)                 1,172
                                                                 ---------------------     -----------------     ------------------
Income (loss) before income taxes from continuing operations                   20,735               (25,955)                19,876
Income tax provision                                                            2,073                 1,400                  2,496
                                                                 ---------------------     -----------------     ------------------
Net income (loss) from continuing operations                                 $ 18,662             $ (27,355)              $ 17,380
                                                                 ---------------------     -----------------     ------------------

Discontinued Operations:
     Loss from discontinued operations (net of income tax
          benefit of $0 in 1999, $0 in 1998, and $176 in 1997)                    $ -              $ (5,760)              $ (8,101)
     Estimated gain (loss) on disposal of discontinued operations
          (net of tax)                                                        $ 2,931             $ (20,279)                   $ -
                                                                 ---------------------    ------------------     ------------------
              Loss on discontinued operations                                  $ 2,931            $ (26,039)              $ (8,101)
                                                                 ----------------------   ------------------     ------------------
Net income (loss)                                                             $ 21,593            $ (53,394)               $ 9,279
                                                                 ======================   ==================     ==================

Basic net income (loss) per share from continuing operations                   $ 0.83               $ (1.22)                $ 0.78
Basic net income (loss) per share from discontinued operations                 $ 0.13               $ (1.16)               $ (0.36)
                                                                ----------------------    ------------------     ------------------
Basic net income (loss) per share                                              $ 0.96               $ (2.38)                $ 0.42
                                                                ======================    ==================     ==================
Shares used in calculating basic
      net income (loss) per share                                              22,424                22,470                 22,293
                                                                ======================    ==================     ==================

Diluted net income (loss) per share from continuing operations                 $ 0.82               $ (1.22)                $ 0.75
Diluted net income (loss) per share from discontinued operations               $ 0.13               $ (1.16)               $ (0.35)
                                                                ----------------------    ------------------     ------------------
Diluted net income (loss) per share                                            $ 0.95               $ (2.38)                $ 0.40
                                                                ======================    ==================     ==================
Shares used in calculating diluted
      net income (loss) per share                                              22,852                22,470                 22,947
                                                                ======================    ==================     ==================


See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                           Common stock                          Accumulative
                                                           and warrants           Retained          other            Total
                                                    ---------------------------   earnings      comprehensive    shareholders'
                                                      Shares        Amount        (deficit)     income/(loss)        equity
--------------------------------------------------------------------------------------------------------------------------------
 (In thousands)
 Balance at December 31, 1996                           22,063       $ 126,235       $ (2,603)           $ 413        $ 124,045
 Components of comprehensive income:
        Net income                                                                      9,279                             9,279
        Unrealized loss on short-term investments                                                          (12)             (12)
        Currency translation adjustments                                                                  (949)            (949)
                                                                                                                 ---------------
                Total comprehensive income                                                                                8,318
                                                                                                                 ---------------
 Subtotal                                                                                                               132,363
                                                                                                                 ---------------
 Issuances of stock under employee plans                   890           8,954              -                -            8,954
 Repurchases of common stock                              (140)         (1,834)             -                -           (1,834)
                                                    ----------------------------------------------------------------------------
 Balance at January 2, 1998                             22,813         133,355          6,676             (548)         139,483
 Components of comprehensive income:
        Net loss                                                                      (53,394)                          (53,394)
        Unrealized gain on short-term investments                                                           11               11
        Currency translation adjustments                                                                  (255)            (255)
                                                                                                                 ---------------
                Total comprehensive income                                                                              (53,638)
                                                                                                                 ---------------
 Subtotal                                                                                                                85,845
                                                                                                                 ---------------
 Issuances of stock under employee plans                   514           4,977              -                -            4,977
 Repurchases of common stock                            (1,080)        (16,131)             -                -          (16,131)
                                                    ----------------------------------------------------------------------------
 Balance at January 1, 1999                             22,247         122,201        (46,718)            (792)          74,691
 Components of comprehensive income:
        Net income                                                                     21,593                            21,593
        Unrealized loss on short-term investments                                                         (142)            (142)
        Currency translation adjustments                                                                  (107)            (107)
                                                                                                                 ---------------
                Total comprehensive income                                                                               21,344
                                                                                                                 ---------------
 Subtotal                                                                                                                96,035
                                                                                                                 ---------------
 Issuances of stock under employee plans                   495           4,468              -                -            4,468
 Issuance of warrants                                        -             293              -                -              293
                                                    ----------------------------------------------------------------------------
 Balance at December 31, 1999                           22,742       $ 126,962      $ (25,125)        $ (1,041)       $ 100,796
                                                    ============================================================================

See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                December 31,        January 1,        January 2,
 Fiscal Years ended                                                                1999               1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
 (In thousands)
 Cash flow from operating activities of continuing operations:
       Net income (loss) from continuing operations                          $     18,662       $    (27,355)        $ 17,380
       Adjustments to reconcile net income (loss) from continuing operations to cash flows provided by operating activities of continuing operations:
          Depreciation and amortization expense                                     9,073             12,510           12,208
          Writedown of fixed assets due to restructure                                  -              5,343                -
          Other                                                                      (702)              (835)            (980)
       Decrease (increase) in assets:
          Accounts receivable, net                                                 (2,574)            15,475          (15,042)
          Inventories                                                               6,653              5,219           (7,767)
          Other current and noncurrent assets                                        (354)             1,622           (1,535)
          Deferred income taxes                                                        18                (49)              27
       Increase (decrease) in liabilities:
          Accounts payable                                                         (1,290)            (5,724)           4,961
          Accrued compensation and benefits                                         2,315             (1,134)            (722)
          Customer advances                                                          (808)               (22)          (2,170)
          Accrued liabilities                                                      (8,193)            10,482             (967)
          Income taxes payable                                                        825               (506)           1,795
                                                                      --------------------   ----------------     ------------
 Net cash provided  by operating activities of continuing operations               23,625             15,026            7,188
 Net cash used by operating activities of discontinued operations                       -             (8,058)          (9,239)
                                                                      --------------------   ----------------     ------------
 Net cash provided (used) by operating activities                                  23,625              6,968           (2,051)
                                                                      --------------------   ----------------     ------------
 Cash flow from investing activities:
       Equity investments                                                            (748)            (1,548)          (1,889)
       Acquisition of property and equipment                                       (6,411)           (11,539)         (10,393)
        Proceeds from sale of assets                                               26,863                  -                -
       Costs of capitalized patents                                                (1,127)              (992)            (910)
       Purchase of short-term investments                                         (54,809)           (53,854)         (63,854)
       Maturities/Sales of short-term investments                                  18,350             90,756           70,538
                                                                      --------------------   ----------------     ------------
 Net cash provided (used) by investing activities of continuing
       operations                                                                 (17,882)            22,823           (6,508)
 Net cash used by investing activities of discontinued operations                       -               (339)            (598)
                                                                      --------------------   ----------------     ------------
 Net cash provided (used) by investing activities                                 (17,882)            22,484           (7,106)
                                                                      --------------------   ----------------     ------------
 Cash flow from financing activities:
       Issuance of common stock                                                     4,468              4,977            8,954
       Repurchase of common stock                                                       -            (16,131)          (1,834)
       Payment of notes receivable                                                   (540)              (219)            (504)
       (Payments)/proceeds on long-term debt and
             revolving credit facilities                                           (1,272)             2,835             (179)
                                                                      --------------------   ----------------     ------------
 Net cash provided (used) by financing activities of continuing
       operations                                                                   2,656             (8,538)           6,437
 Net cash provided by financing activities of discontinued operations                   -                  -                -
                                                                      --------------------   ----------------     ------------
 Net cash provided (used) by financing activities                                   2,656             (8,538)           6,437
                                                                      --------------------   ----------------     ------------
 Increase (decrease) in cash and cash equivalents                                   8,399             20,914           (2,720)
 Cash and cash equivalents, beginning of period                                    40,865             19,951           22,671
                                                                      --------------------   ----------------     ------------
 Cash and cash equivalents, end of period                                        $ 49,264           $ 40,865         $ 19,951
                                                                      ====================   ================    =============

 See accompanying notes to consolidated financial statements.

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

     Basis of presentation. Trimble Navigation Limited ("Trimble" or the "Company") fiscal year is an annual period that varies from 52 to 53 weeks and always ends on the Friday nearest to December 31, which for fiscal 1999 was December 31, 1999.

     Trimble's fiscal year will normally consist of four equal quarters of 13 weeks each, or 52 weeks; however, due to the fact that there are not exactly 52 weeks in a calendar year and that there is slightly more than one additional day per year (not including the effects of leap year) in each calendar year as compared to a 52-week fiscal year, Trimble will have a fiscal year comprising 53 weeks in certain fiscal years, as determined by when Friday falls closest to December 31 in consecutive calendar years.

     In those resulting fiscal years that have 53 weeks, Trimble will record an extra week of revenues, costs and related financial activity. Therefore, the financial results of those fiscal years, and the associated quarter, having the extra week, will not be exactly comparable to the prior and subsequent 52-week fiscal years, and the associated quarters having only 13 weeks. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, Trimble, analysts, shareholders, investors and others will have to make appropriate adjustments to any analysis performed when comparing the Company's activities and results in fiscal years that contain 53 weeks, to those that contain the standard 52 weeks. Fiscal 1999, 1998, and 1997 were all comprised of 52 weeks.

     Principles of consolidation. The consolidated financial statements include the accounts of Trimble Navigation Limited (the Company) and its wholly owned subsidiaries after elimination of all material intercompany balances and transactions.

     Foreign currency translation. Assets and liabilities of Trimble's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Local currencies are considered to be the functional currencies for the Company's non-U.S. subsidiaries. Translation adjustments are deferred in a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in results of operations as incurred.

     Forward foreign currency exchange contracts. Trimble's policy is to hedge its known exposure to foreign currency transactions to minimize the effect of changes in foreign currency exchange rates on consolidated results of operations. Trimble enters into simple forward foreign exchange contracts to either buy or sell currency if the net position exceeds $400,000. The forward foreign exchange contract obligates Trimble to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates, or to make an equivalent U.S. dollar payment equal to the value of such exchange. For contracts that are designated and effective as hedges, discounts, or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other operating expenses over the contract lives, using the straight-line method, while realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured, and terminated contracts) are included in results of operations. The related amounts due to or from counterparties are included in other assets or other liabilities. Contract amounts are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses. To date, Trimble has entered into simple forward foreign currency exchange contracts to offset the effects of changes in exchange rates on foreign-denominated intercompany receivables. At December 31, 1999, Trimble had forward foreign currency exchange contracts to sell $2,517,000 of Japanese yen, and $3,097,000 of European Currency units and to buy $2,257,000 of New Zealand dollars, $2,002,000 of British pound sterling, and $657,000 of Japanese yen, at contracted rates that mature over the next six months.

     Cash and cash equivalents. Cash and cash equivalents include all cash and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

     Short term/Marketable securities. Trimble has classified all its short-term/marketable investments as "available-for-sale" securities. Available-for-sale securities are carried at fair value, with the unrealized holding gains and losses, net of tax effects, reported as a separate component of shareholders' equity. Fair value is based on quoted market prices. The cost of debt securities in this classification is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest, dividends, and realized gains and losses, is included in interest and investment income. The cost of securities sold is based on the specific identification method. Trimble has classified all investments as short-term since it has the intent and ability to redeem them within the year. (See Note 2 to the Consolidated Financial Statements.)

     Concentration of credit risk. In entering into forward foreign exchange contracts, Trimble has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and Trimble does not expect any losses as a result of counterparty defaults. Trimble is also exposed to credit risk in its accounts receivable and performs ongoing credit evaluations of its customers and generally does not require collateral. The expenses recorded for doubtful accounts receivable were $1,875,000 in 1999, $195,000 in 1998, and $315,000 in 1997.

     Inventories. Inventories are stated at the lower of standard cost or market. Standard costs approximate average actual costs.

     Revenue recognition. Trimble recognizes revenue from product sales when the products are shipped to the customer, title has transferred, and no significant obligations remain. Trimble also requires the following: (i) execution of a written customer order, (ii) delivery of the product, (iii) fee is fixed and determinable, and (iv) collectibility of the proceeds is probable. In circumstances where the customer has delayed their acceptance of our product, we defer recognition of revenue until acceptance. Revenues from purchased extended warranty and support agreements is deferred and recognized ratably over the term of the warranty/support period. Substantially all technology licenses and research revenue have consisted of initial license fees and royalties, which were recognized when earned, when Trimble had no remaining obligations.

     In fiscal 1999, Trimble adopted Statement of Position 97-2 (SOP 97-2) as set forth by FASB, "Software Revenue Recognition," which requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. Revenue from post-contract customer support (PCS) is recognized ratably over the period of the PCS agreement. However, PCS revenue is recognized immediately upon the sale of the software when the PCS arrangement is for one year or less. The implementation of SOP 97-2 did not have a material impact on the recognized revenue of the Company.

     In December 1998, the AICPA issued SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions. SOP 98-9 amends SOP 97-2 Software Revenue Recognition to require recognition of revenue using the "residual method" when certain criteria are met. Trimble will be required to implement these provisions of SOP 98-9 for its fiscal year ending December 31, 2000. SOP 98-9 also amends SOP 98-4, an earlier amendment to SOP 97-2, which extended the deferral of the application of certain passages of SOP 97-2. Trimble does not believe the impact of SOP 98-9 will be material to its financial position, results of operations and cash flows.

     Trimble accounts for long-term contracts on the percentage of completion method, and income is recognized as work on contracts progress, but estimated losses on contracts in progress are immediately charged to operations.

     In December 1999, the Securities and Exchange Commission issued staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Trimble is currently assessing the impact of SAB 101, but does not expect that it will have a material adverse effect on Trimble's financial position or results of operations.

     Product warranty. Trimble provides for estimated warranty costs at the time of sale. The warranty period is generally for one year from date of shipment, except for air transport products, for which the period is generally a basic three-year warranty period with an additional two-year warranty sold with some units. In addition, select military programs may require extended warranty periods.

     Advertising costs. Trimble expenses the production costs of advertising as incurred. Advertising expenses were $4,229,000, $6,490,000, and $6,328,000 in fiscal 1999, 1998, and 1997, respectively.

     Research and Development and Engineering Costs. Research, development and engineering costs are charged to expense when incurred. The Company has received third party funding of $7.1million $2.9 million and $6.4 million in 1999, 1998 and 1997, respectively. The Company has offset research, development and engineering expenses by the third party funding, as the third party funding is based upon research and development expenditures and the Company retains the rights to any technology that is developed.

     Stock compensation. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," Trimble applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, it does not recognize compensation cost for stock options granted at or above market. Note 13 to the Consolidated Financial Statements describes the plans operated by Trimble, and contains a summary of the pro forma effects to reported net income (loss) and earnings (loss) per share for fiscal 1999, 1998, and 1997 as if Trimble had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123.

     Depreciation. Depreciation of property and equipment owned or under capitalized leases is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms. Useful lives range from three years for machinery and equipment to five years for furniture and fixtures.

     Intangible Assets. Intangible assets consist of patents, license and trademarks. Intangible assets are amortized on a straight-line basis over their estimated lives, generally periods of four years or less.

     Long-lived Assets. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment.

     Interest. All interest costs incurred have been charged to interest expense.

     Earnings (loss) per share. Basic earnings per share represents the weighted average common shares outstanding during the period and excludes any dilutive effects of options, warrants, and convertible securities. The dilutive effects of options, warrants, and convertible securities are included in diluted earnings per share.

     New accounting standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require Trimble to record all derivatives held on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. With respect to derivatives which are hedges, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June of 1999 the Financial Accounting Standards Board delayed the effective date of implementation for one year; therefore, SFAS 133 is effective for fiscal years beginning after June 15, 2000. Trimble expects to adopt SFAS 133 as of the beginning of its fiscal year 2001. The effect of adopting the SFAS 133 is currently being evaluated, but is not expected to have a material adverse effect on Trimble's financial position or results of operations.

Note 2 - Short term investments:

     All marketable securities are intended by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within shareholders' equity. Realized gains and losses are recorded based on the specific identification method. The carrying amount of Trimble's investments is shown in the table below:


                                                           Fiscal Year ended
                                                            December 31, 1999
                                   --------------------------------------------------------------------
                                                        Gross              Gross
                                     Amortized         Unamortized       Unamortized      Estimated
                                       Cost             Gains             Losses          Fair Value
-------------------------------------------------------------------------------------------------------
(In thousands)
Investments:
  U.S. government
      obligations                       $ 32,631               $ -             $ (99)         $ 32,532
  State and municipal
      securities                           7,658                 -                (1)            7,657
  Certificates of deposit                  2,500                 -                (2)            2,498
  Corporate debt securities                7,462                 -               (20)            7,442
  Other                                    2,600                 -                (1)            2,599
-------------------------------------------------------------------------------------------------------
Total                                   $ 52,851               $ -            $ (123)         $ 52,728
                                   ====================================================================

                                                           Fiscal Year ended
                                                             January 1, 1999
                                   --------------------------------------------------------------------
                                                        Gross              Gross
                                     Amortized         Unamortized       Unamortized      Estimated
                                       Cost             Gains             Losses          Fair Value
-------------------------------------------------------------------------------------------------------
(In thousands)
Investments:
  U.S. government
      obligations                            $ -               $ -               $ -               $ -
  State and municipal                                                                                -
      securities                          16,250                19                 -            16,269
  Certificates of deposit                      -                 -                 -                 -
  Corporate debt securities                    -                 -                 -                 -
  Other                                        -                 -                 -                 -
-------------------------------------------------------------------------------------------------------
Total                                   $ 16,250              $ 19               $ -          $ 16,269
                                   ====================================================================

     At December 31, 1999, investments with scheduled maturities within one year were $50.2 million and for maturities between one to three years were $2.5 million. At January 1, 1999, investments with scheduled maturities within one year were $16.3 million and for maturities between one to three years was $0.

Note 3 - Balance sheet components:


                                              December 31,         January 1,
                                                 1999                 1999
--------------------------------------------------------------------------------
 (In thousands)

 Inventories
         Raw materials                             $ 2,582             $ 22,480
         Work-in-process                             2,232                4,033
         Finished goods                             11,621               10,653
                                         ------------------     ----------------
                                                  $ 16,435             $ 37,166
                                         ==================     ================

 Property and equipment
         Machinery and equipment                  $ 50,831             $ 59,520
         Furniture and fixtures                      5,930                5,763
         Leasehold improvements                      5,387                6,700
                                         ------------------     ----------------
                                                    62,148               71,983
         Less accumulated depreciation             (49,815)             (56,879)
                                         ------------------     ----------------
                                                  $ 12,333             $ 15,104
                                         ==================     ================

Note 4 - Disposition of assets:

     On August 10, 1999, Trimble signed an Asset Purchase Agreement with Solectron Corporation and Solectron Federal Systems, Inc. (collectively, "Solectron"). The closing of the transaction occurred on August 13, 1999. At the closing of the Asset Purchase Agreement, Trimble transferred to Solectron substantially all of Trimble's tangible manufacturing assets located at Trimble's Sunnyvale, California campus, including but not limited to equipment, fixtures and work in progress, and certain contract and other intangible assets and rights, together with certain related obligations, including but not limited to real property subleases covering Trimble's manufacturing floor space, and outstanding purchase order commitments. In addition, the Asset Purchase Agreement also provided for Solectron's subsequent purchase, on August 30, 1999, of Trimble's entire component inventory, on hand as of August 13, 1999.

     The final purchase price for these assets was $26.9 million. As part of this agreement Trimble incurred some employee and facility related liabilities, which have been accrued for and offset against the gain on the sale of these assets. The net gain on the transaction to Trimble of $5.9 million has been deferred and is being recognized over the three-year exclusive life of the Supply Agreement described below.

     Concurrently with the closing of the Asset Purchase Agreement, Trimble and Solectron also entered into a Supply Agreement. The Supply Agreement provides for the exclusive manufacture by Solectron of almost all Trimble products for a period of three years. Solectron will initially manufacture such Trimble products under the Supply Agreement in the same Trimble buildings in which such products were previously manufactured by Trimble, and Trimble has sublet such space to Solectron as part of this transaction. Solectron offered employment to approximately 230 Trimble manufacturing, engineering and related support personnel, and Trimble understands that substantially all such employees accepted such employment with Solectron.

Note 5 - The Company, industry segment, geographic, and customer information:

     Effective January 1, 1999, Trimble adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires Trimble to report segment financial information consistent with the presentation made to the Company's management for decision-making purposes.

     Trimble operates in a single industry segment as a leader in designing and developing innovative products enabled by GPS technology. We provide end-user and Original Equipment Manufacture solutions for diverse applications in our target markets. These applications include:

     o Architecture/Engineering/Construction - surveying, mapping, machine guidance/control:

     o Asset Management and Tracking - fixed asset mapping and fleet management using mobile positioning:
     o Agriculture - mapping, yield monitoring, variable rate applications, and machine guidance/control, and
     o GPS Component Technologies - automotive navigation, timing systems, commercial avionics, and military systems.

     We design, market, and distribute electronic products that determine precise geographic location combined with data communications and applications software. We sell our products through a direct-sales force located in fifteen countries, as well as through a worldwide network of dealers, distributors and authorized representatives.

     Research and development activities are conducted at Trimble's facilities in Sunnyvale, California, and Christchurch, New Zealand. Solectron currently manufactures most of Trimble's products. In addition we have a manufacturing facility in Austin, Texas primarily focused on FAA certified products for commercial aviation and military systems.

     To achieve distribution, marketing, production, and technology advantages for our targeted markets we manage our industry segment within two Business
Units: the Precision Positioning Group (PPG) and the Mobile and Timing Technologies (MTT) Group. Each Business Unit is managed by a group senior vice president who is responsible for strategy, marketing, product development and financial performance.

     The Precision Positioning Group derives its revenue from precision positioning solutions for the architecture, engineering, construction, asset management, and agriculture markets. These markets require sub-centimeter to meter 3D positioning accuracy for surveying, mapping, and machine guidance/control applications. The Mobile and Timing Technologies Group derives its revenues from automotive, timing, fleet management, commercial aviation, military systems and from development of software licenses and other rights for the use of our GPS technology to third parties. Trimble evaluates these Business Units' performance and allocates resources based on profit and loss from operations before income taxes.

     The accounting policies applied by each of the markets are the same as those used by Trimble in general.

     The table on the following page presents revenues, operating income (loss), and identifiable assets by Trimble's Business Units. There is no recognition of inter-Business Unit sales or transfers. Operating income (loss) is net sales less operating expenses, excluding general corporate expenses, interest income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker (CODM) views by industry market are accounts receivable and inventory. Trimble does not report depreciation and amortization or capital expenditures by industry markets to the CODM.

                                                         -------------------------------------------------
                                                                         December 31, 1999
                                                         -------------------------------------------------
                                                               PPG              MTT            Total
                                                         -------------------------------------------------
External  net revenue                                           $ 161,294       $ 110,070       $ 271,364
Operating profit/(loss) before corporate allocations               52,900          13,864          66,764
Corporate allocations (1)                                         (23,853)        (11,209)        (35,062)
                                                         -------------------------------------------------
Operating profit from continuing operations                      $ 29,047         $ 2,655        $ 31,702
Assets:
   Accounts receivable (2)                                       $ 29,205        $ 20,204        $ 49,409
    Inventory                                                     $ 6,720         $ 9,715        $ 16,435

                                                         -------------------------------------------------
                                                                          January 1 ,1999
                                                         -------------------------------------------------
                                                               PPG              MTT            Total
                                                         -------------------------------------------------
External  net revenue                                           $ 165,951       $ 102,372       $ 268,323
Operating profit/(loss) before corporate allocations               23,905           1,137          25,042
Corporate allocations (1)                                         (15,093)         (7,751)        (22,844)
                                                         -------------------------------------------------
Operating profit/(loss) from continuing operations                $ 8,812        $ (6,614)        $ 2,198
Assets:
   Accounts receivable (2)                                       $ 32,197        $ 14,837        $ 47,034
    Inventory                                                    $ 10,042        $ 16,251        $ 26,293

                                                         -------------------------------------------------
                                                                          January 2, 1998
                                                         -------------------------------------------------
                                                               PPG              MTT            Total
                                                         -------------------------------------------------
External  net revenue                                           $ 142,449       $ 123,993       $ 266,442
Operating profit/(loss) before corporate allocations               11,644          18,608          30,252
Corporate allocations (1)                                         (10,872)         (6,869)        (17,741)
                                                         -------------------------------------------------
Operating profit from continuing operations                         $ 772        $ 11,739        $ 12,511
Assets:
   Accounts receivable (2)                                       $ 31,301        $ 28,215        $ 59,516
    Inventory                                                    $ 13,782        $ 17,499        $ 31,281

-------------------------------------------------------------------------
(1)  For the fiscal year ended December 31, 1999, the Company determined the amount of corporate  allocations  charged to each of its Business  Units based on a percentage of the Business Units' monthly revenue,  gross profit, and controllable  spending  (research and  development,  marketing,  and general and administrative).  For the fiscal years ended  January 1,  1999 and January 2, 1998,  the
Company  determined  the  amount of the  corporate  allocations  charged  to its
Business Units, based on a percentage of the Business  Units'  monthly  inventory balance  and  gross  profit.  Allocation  percentages  were  determined  at  the beginning of each of the respective fiscal years.

(2) As presented, the accounts receivable number excludes cash in advance and reserves, which are not allocated between Business Unit segments.


     Following are reconciliations corresponding to totals in the accompanying consolidated financial statements (in thousands):

                                                                                           Fiscal Years ended
                                                                  ---------------------------------------------------------------
                                                                         December 31,          January 1,            January 2,
Revenues:                                                                   1999                  1999                  1998
---------------------------------------------------------------------------------------   ------------------     ----------------
Total for reportable markets                                                $ 271,364             $ 268,323            $ 266,442
                                                                  ====================    ==================     ================
Operating income/(loss) from continuing operations:
------------------------------------------------------------------
Total for reportable markets                                                 $ 31,702               $ 2,198             $ 12,511
Unallocated Corporate expenses                                                (11,241)              (26,112)(1)            6,193 (2)
                                                                  --------------------    ------------------     ----------------
     Income/(loss) before income taxes from continuing operations            $ 20,461             $ (23,914)            $ 18,704
                                                                  ====================    ==================     ================
Assets:
------------------------------------------------------------------
Accounts receivable total for reportable markets                             $ 49,409              $ 47,034             $ 59,516
Unallocated (3)                                                               (13,404)              (13,603)             (10,415)
                                                                  --------------------    ------------------     ----------------
   Total                                                                     $ 36,005              $ 33,431             $ 49,101
                                                                  ====================    ==================     ================

Inventory total for reportable markets                                       $ 16,435              $ 26,293             $ 31,281
Common inventory (4)                                                                -                10,873               11,104
                                                                  --------------------    ------------------     ----------------
  Net inventory                                                              $ 16,435              $ 37,166             $ 42,385
                                                                  ====================    ==================     ================

------------------------------------------------------------------------------------------
(1) Includes approximately $10.3 million of restructuring charges.
(2) For the fiscal years ended  January 1, 1999 and  January 2, 1998,  the Company determined the amount of the corporate allocations charged to its Business Units based on a percentage of the Business Units' monthly inventory balance and gross profit which percentage was determined at the beginning of the respective fiscal year. However, due to the lower than expected actual level of corporate expenses and higher than expected  inventory  balances in the fiscal year ended January 2, 1998, the Company overallocated corporate expenses to the Business Units. This results
in  a  negative   unallocated   corporate   expense   amount  as  shown  in  the
reconciliation  of operating  profit (loss) from  continuing  operations for the reportable  segments  to the  amounts  reported in the  Company's  statement  of operations.
(3) Includes cash in advance and reserves that are not allocated by segment.
(4) Consists of inventory that is common between the Business Unit segments.
     Parts can be used by either segment.


     The geographic distribution of Trimble's revenues and identifiable assets by fiscal year-end are summarized in the table below in thousands.

                                                                         Geographic Area
                                             -------------------------------------------------------------------------
                                                              Europe/                      Other
                                                  U.S.      Middle East        Asia   Foreign Countries  Eliminations     Total
                                             -------------------------------------------------------------------------------------
  1999
       Sales to unaffiliated customers   (1)   $ 131,395      $ 68,301       $ 37,707     $ 33,961           $ -        $ 271,364
       Intergeographic transfers                  56,024             -          1,480            -       (57,504)               -
                                             -------------------------------------------------------------------------------------
       Total revenue                           $ 187,419      $ 68,301       $ 39,187     $ 33,961     $ (57,504)       $ 271,364
                                             -------------------------------------------------------------------------------------

       Identifiable assets                     $ 155,163      $ 16,119       $ 10,550         $ 92        $ (173)       $ 181,751

  1998
       Sales to unaffiliated customers   (1)   $ 143,828      $ 66,446       $ 34,712     $ 23,337           $ -        $ 268,323
       Intergeographic transfers                  79,416             -          1,153            -       (80,569)               -
                                             -------------------------------------------------------------------------------------
       Total revenue                           $ 223,244      $ 66,446       $ 35,865     $ 23,337     $ (80,569)       $ 268,323
                                             -------------------------------------------------------------------------------------

       Identifiable assets                     $ 134,170      $ 13,384        $ 9,460         $ 28        $ (763)       $ 156,279

  1997
       Sales to unaffiliated customers   (1)   $ 144,817      $ 59,071       $ 39,810     $ 22,744           $ -        $ 266,442
       Intergeographic transfers                  29,481         2,482          1,198            -       (33,161)               -
                                             -------------------------------------------------------------------------------------
       Total revenue                           $ 174,298      $ 61,553       $ 41,008     $ 22,744     $ (33,161)       $ 266,442
                                             -------------------------------------------------------------------------------------

       Identifiable assets                     $ 185,809      $ 11,897       $ 10,584         $ 39        $ (666)       $ 207,663

------------------------------------------------------------------
(1) Sales attributed to countries based on the location of the customer.

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

     No single customer accounted for 10% or more of Trimble's total revenues in fiscal 1999, 1998 or 1997.

Note 6 - Discontinued operations:

     On October 2, 1998, Trimble adopted a plan to discontinue its General Aviation division. Accordingly, the General Aviation division is being reported as a discontinued operation for all periods presented in these financial statements. Net assets of the discontinued operation at October 2, 1998, were written off and consisted primarily of inventory, property, plant and equipment, and intangible assets.

     The original estimated loss on the disposal of the discontinued operation in fiscal 1998 was $19.9 million, but was adjusted in March 1999 for certain product lines that were retained (see further discussion below). The adjusted estimated loss on the disposal is $20.3 million. The original fiscal 1998 estimate included a write-off of net assets of $12.7 million and a provision of $7.2 million for costs of disposal, including severance costs, facility and certain other contractual costs, and anticipated operating losses through the estimated date of disposal. The adjusted fiscal 1999 estimate included the write-off of net assets of $12.7 million and a provision of $7.6 million for costs of disposal, including severance costs, facility and certain other contractual costs, and anticipated operating losses through the estimated date of disposal.

     The net assets, which were written off in 1998, are summarized as follows:


                                                      January 1,
                                                         1999
-------------------------------------------------------------------
(in thousands)

Inventory                                                  $ 7,283
Other current assets                                           451
Plant and equipment, net                                     3,241
Other noncurrent assets                                      1,754
Less write-offs                                            (12,729)
                                                 ------------------
   Net assets of discontinued operations                       $ -
                                                 ==================

     As of December 31, 1999, in connection with the discontinued operations, Trimble had incurred cumulative net expenses of approximately $6.1 million, consisting of $6.6 million for operating losses for the discontinued operation through the estimated date of disposal, including severance costs and net of receipts of $543,000 related to the sale of particular inventory items and fixed assets. In the third quarter of 1999 Trimble had revised its accrual for the remaining costs now expected to be incurred, based on current status of the related liabilities. This resulted in a reversal of approximately $2.9 million of prior amounts accrued, related to the discontinued operations. Trimble has a remaining provision of $2.2 million, which includes $1.1 million for the estimated operating losses for service and warranty support, including remaining severance costs, and $1.1 million for facility and certain other contractual costs.

     On March 31, 1999, Trimble made the decision to retain certain product lines included within the General Aviation division which were part of the previously planned discontinued operation. The basis of the decision was that these products use common raw materials and labor which are necessary for Trimble's Air Transport products and, therefore, these particular product lines could be retained without adding additional overhead from the overhead currently required for the Air Transport products. The revenues and costs related to the products retained have been included in the results of operations of continuing operations in the periods presented.

     The net revenues of the discontinued operation -- revenues that have been restated to exclude the retained product lines -- are not included in net revenues of continuing operations in the accompanying statements of operations. The operating results for the fiscal years ended January 1, 1999 and January 2, 1998, of the discontinued operation are summarized as follows:

                                            January 1,           January 2,
                                               1999                 1998
-----------------------------------------------------------------------------
(in thousands)

Net revenues                                     $ 6,807             $ 5,866
Income (loss) before tax provision                (5,760)             (8,277)
Income tax provision (benefit)                         -                (176)
                                       ------------------   -----------------
Net loss                                        $ (5,760)           $ (8,101)
                                       ==================   =================
Basic net loss per share                         $ (0.26)            $ (0.36)
Diluted net income loss per share                $ (0.26)            $ (0.35)

Note 7 - Bank line of credit:

     In August 1997, Trimble entered into a three-year, $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). The Credit Agreement enables Trimble to borrow up to $50,000,000, provided that certain financial and other covenants are met. As of October 20, 1999, the Company, the Agent and the Lenders agreed to change and amend certain covenants for the remaining life of the loan, which expires in August of 2000. The $50,000,000 revolving credit facility was modified to include the Company's prior separate $5,000,000 line of credit and to simplify the entire arrangement. The Credit Agreement provides for payment of a commitment fee of 0.25% and borrowings to bear interest at 1% over LIBOR if the total funded debt to EBITDA is less than or equal to 1.00 times, 0.3% and borrowings to bear interest at 1.25% over LIBOR if the ratio is greater than 1.00 times and less than or equal to 2.00 times, or 0.4% and borrowings to bear interest at 1.75% over LIBOR if the ratio is greater than 2.00 times. In addition to borrowing at the specified LIBOR rate, Trimble has the right to borrow with interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date, Trimble has made no borrowings under the $50,000,000 unsecured revolving credit facility, but has issued certain letters of credit as of December 31, 1999 amounting to approximately $283,000. In addition, Trimble is restricted from paying dividends under the terms of the Credit Agreement.

Note 8 - Restructuring charges:

     In fiscal 1998, Trimble recorded restructuring charges totaling $10.3 million in operating expenses.

     These charges were a result of Trimble's reorganization activities, through which the Company has downsized its operations, including reducing headcount and facilities space usage, and has canceled its enterprise-wide information system project and certain research and development projects. The impact of these decisions was that significant amounts of Trimble's fixed assets, prepaid expenses, and purchased technology have been impaired and certain liabilities incurred. Trimble wrote down the related assets to their net realizable values and made provisions for the estimated liabilities.

     The activity in fiscal 1999 and 1998 related to the restructuring and the amounts remaining at December 31, 1999, on the balance sheet are as follows (in thousands):

                                       Total
                                     charged to         Amounts paid/            Amounts paid/              Remaining in
                                     expense in          written off              written off            accrued liabilites
                                    fiscal 1998        in fiscal 1998            in fiscal 1999       as of December 31, 1999
                                   --------------- ------------------------  ----------------------- --------------------------
Employee termination benefits          $ 2,864          $ (1,200)                  $ (371)                      $ 1,293
Facility space reductions                1,061                 -                 $ (1,053)                            8
ERP system abandonment                   6,360            (4,895)                $ (1,465)                            -
                                   ------------ ---------------------------  ----------------------- --------------------------
     Subtotal                         $ 10,285          $ (6,095)                $ (2,889)                      $ 1,301
                                   ============ ============================ ======================= ==========================

     The cash expenditures associated with the remaining obligations are expected to occur primarily in fiscal 2000.

Note 9 - Long-term debt and other noncurrent liabilities:

 Long-term debt consists of the following:

                                       December 31,         January 1,
                                          1999                 1999
-------------------------------------------------------------------------
 (In thousands)

 Subordinated notes                        $ 29,819              $29,703
 Installment loan obligations                 1,388                2,776
 Other                                          747                  549
                                   -----------------     ----------------
                                             31,954               33,028
 Less current portion                         1,388                1,388
                                   -----------------     ----------------
 Noncurrent portion                        $ 30,566              $31,640
                                   =================     ================

     In June 1994, Trimble issued $30.0 million of subordinated promissory notes bearing interest at an annual rate of 10%, with principal due on June 15, 2001. Interest payments are due monthly in arrears. The notes are subordinated to the Company's senior debt, which is defined as all preexisting indebtedness for borrowed money and certain future indebtedness for borrowed money (including, subject to certain restrictions, secured bank borrowings and borrowed money for the acquisition of property and capital equipment) and trade debt incurred in the ordinary course of business. If Trimble prepays any portion of the principal, it is required to pay additional amounts if U.S. Treasury obligations of a similar maturity exceed a specified yield. Under the agreement, Trimble is restricted from paying dividends.

     The issuance of the subordinated promissory notes also included the issuance of warrants entitling holders to purchase 400,000 shares of common stock at a price of $10.95 per share at any time through June 15, 2001. The net proceeds of the notes were $29.3 million. The notes are recorded as noncurrent liabilities, net of appraised fair value attributed to the warrants. The value of the warrants and the issuance costs are being amortized to interest expense, using the interest rate method over the term of the subordinated promissory notes. The effective annual interest rate on the notes is 11.5%. Under the terms of the note, Trimble is required to meet a minimum consolidated net worth requirement. If Trimble falls below the minimum consolidated net worth requirement we could be in default of our loan covenants. Such events could have a material adverse effect on Trimble's operations and liquidity.

     Other long-term debt represents deferred rent obligations, rental inducements on certain of Trimble's leased facilities, and installment loans for a fixed asset purchase. There are three installment loans for capitalized software, which in total have two annual payments of $1.4 million. The first installment loan consists of two payments of $129,500. The first payment was made on May 30, 1999, and the second payment is due on May 30, 2000. The second installment loan consists of two payments of $942,800. The first payment was made on May 30, 1999, and the second payment is due on May 30, 2000. The third installment loan consists of two payments of $315,900. The first payment was made on May 1, 1999, and the second payment is due on May 1, 2000. The lease agreements provide for scheduled increases in lease payments over the terms of the leases.

Note 10 - Lease obligations and commitments:

     Trimble's principal facilities in the United States are leased under noncancelable operating leases that expire at various dates from 2000 through 2004. Trimble has options to renew certain of these leases for an additional five years. The Company's United Kingdom subsidiary leases a facility under an operating lease that expires in 2005.

 Future minimum payments required under noncancelable operating leases are as follows:
                                                            Operating
                                                         Lease Payments
------------------------------------------------------------------------------
 (In thousands)

 2000                                                                 $ 8,889
 2001                                                                   9,724
 2002                                                                   9,472
 2003                                                                   9,104
 2004                                                                   4,831
 Thereafter                                                             5,450
                                                   ---------------------------
 Total                                                               $ 47,470
                                                   ===========================

     Rent expense under operating leases was $8.1 million in fiscal 1999, $6.3 million in 1998, and $5.5 million in 1997.

Note 11 - Fair value of financial instruments:

     Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the following information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of Trimble's financial instruments are as follows:

                                                        Carrying                         Fair
                                                         Amount                          Value
                                                    ----------------               -----------------
                                                                   December 31, 1999
---------------------------------------------------------------------------------------------------------
 (In thousands)
 Assets:
 Cash and cash equivalents (See Note 1)                    $ 49,264                        $ 49,264
 Short-term investments (See Note 1 & 2)                   $ 52,728                        $ 52,728
 Forward foreign exchange contracts (See Note 1)               $ 58                        $     58

 Liabilities:
 Subordinated notes (See Note 9)                           $ 29,819                        $ 29,194


     The fair value of the subordinated notes has been estimated using an estimate of the interest rate Trimble would have had to pay on the issuance of notes with a similar maturity, and discounting the cash flows at that rate. The fair values do not give an indication of the amount that Trimble would currently have to pay to extinguish any of this debt.

     The fair value of forward foreign exchange contracts is estimated, based on quoted market prices of comparable contracts, and these contracts are restated to the fair value at the end of every month.

Note 12 - Income taxes:

     Trimble's income tax provision consists of the following (in thousands):

                                                 Fiscal Years Ended
                         -------------------------------------------------------
                             December, 31         January, 1          January, 2
                                 1999                1999                1998

Federal:
         Current                $ 1,089             $ 233               $ 1,344
         Deferred                     -                 -                     -
                         -------------------------------------------------------
                                  1,089               233                 1,344
                         -------------------------------------------------------
State:
         Current                    196                20                    10
         Deferred                     -                 -                     -
                         -------------------------------------------------------
                                    196                20                    10
                         -------------------------------------------------------
Foreign:
         Current                    770             1,195                 1,116
         Deferred                    18               (48)                   26
                         -------------------------------------------------------
                                    788             1,147                 1,142
                         -------------------------------------------------------
Income tax provision            $ 2,073           $ 1,400               $ 2,496
                         -------------------------------------------------------

     The domestic income (loss) from continuing operations before income taxes (including royalty income subject to foreign withholding taxes) was approximately $19.7 million, ($26.2 million), and $18.8 million in fiscal years 1999, 1998 and 1997, respectively.

         The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                                  Fiscal Years ended
                                                  ---------------------------------------------------
                                                  December, 31         January, 1          January, 2
                                                      1999                1999                1998
Expected tax from continuing operations at 35%
          in all years                              $ 7,258           $(8,827)              $ 7,356

Tax account valuation adjustments                         -                 -                (4,100)

Operating loss not utilized (utilized)               (6,176)            9,178                (1,410)

Foreign withholding taxes                               299               467                   403

Foreign tax rate differential                           109               329                   (28)

Other                                                   583               253                   275
                                               -----------------------------------------------------

Income tax provision                                $ 2,073           $ 1,400               $ 2,496
                                               -----------------------------------------------------
         Effective tax rate                             10%               (6%)                  12%
                                               =====================================================


     The components of deferred taxes consist of the following (in thousands):

                                                      December, 31   January, 1
                                                         1999           1999

Deferred tax liabilities:
    Other individually immaterial items                 $ 246         $ 178
                                                     ------------------------
        Total deferred tax liabilities                    246           178
                                                     ------------------------


Deferred tax assets:
    Inventory valuation differences                    9,437        10,423
    Expenses not currently deductible                  7,461         9,907
    Federal credit carryforwards                       6,108         7,252
    Deferred revenue                                   3,243           968
    State credit carryforwards                         3,786         3,138
    Warranty                                           2,352         2,090
    Depreciation                                       1,770         3,689
    Federal net operating loss (NOL) carryforward          -         3,023
    Other individually immaterial items                1,763         1,692
                                                    ------------------------
        Total deferred tax assets                     35,920        42,182

Valuation allowance                                  (35,287)      (41,599)
                                                    -------------------------
Total deferred tax assets                                633           583
                                                    -------------------------

Total net deferred tax assets                          $ 387         $ 405
                                                    -------------------------

     The NOL and credit carryforwards listed above expire in 2000 through 2019.

     The valuation allowance increased by $22 million in fiscal 1998. Approximately $7.4 million of the valuation allowance at December 31, 1999, relates to the tax benefits of stock option deductions, which will be credited to equity when realized.

Note 13 - Shareholder's Equity:

     1993 Stock Option Plan. In 1992, Trimble's Board of Directors adopted the 1993 Stock Option Plan (1993 Plan). The 1993 Plan, as amended to date and approved by shareholders, provides for the granting of incentive and nonstatutory stock options for up to 5,000,000 shares of Common Stock to employees, consultants and directors of Trimble. At Trimble's 2000 annual meeting of shareholders to be held on May 11, 2000, the shareholders are being asked to approve and increase of 925,000 shares under the 1993 Plan. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. All employee stock options granted under the 1993 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The exercise price of nonstatutory stock options issued under the 1993 Plan must be at least 85% of the fair market value of Common Stock on the date of grant. As of December 31, 1999, options to purchase 3,685,321 shares were outstanding and 631,822 shares were available for future grant under the 1993 Stock Option Plan.

     1990 Director Stock Option Plan. In December 1990, Trimble adopted a Director Stock Option Plan under which an aggregate of 380,000 shares of Common Stock have been reserved for issuance to date to nonemployee directors as approved by the shareholders. At December 31, 1999, options to purchase 198,333 shares were outstanding and 95,833 shares were available for future grants under the Director Stock Option Plan.

     1992 Management Discount Stock Option Plan. In 1992 Trimble's Board of Directors approved the 1992 Management Discount Stock Option Plan ("Discount Plan"). Under the Discount Plan, 300,000 nonstatutory stock options were reserved for grant to management employees at exercise prices that may be significantly discounted from the fair market value of Common Stock on the dates of grant. Options are generally exercisable six months from the date of grant. As of December 31, 1999, there were 4,974 shares available for future grants. For accounting purposes, compensation cost on these grants is measured by the excess over the discounted exercise prices of the fair market value of Common Stock on the dates of option grant. Noncash compensation cost related to options exercised in fiscal 1999, 1998, and 1997 amounted to $0, $0, and $275,000, respectively. As of December 31, 1999, 125,000 shares were outstanding.

     1988 Employee Stock Purchase Plan. In 1988, Trimble established an employee stock purchase plan under which an aggregate of 2,950,000 shares of Common Stock have been reserved for sale to eligible employees to date as approved by the shareholders. At Trimble's 2000 annual meeting of shareholders to be held on May 11, 2000, the shareholders are being asked to approve and increase of 200,000 shares under the employee stock purchase plan. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. In fiscal 1999, 317,210 shares were issued under the plan for aggregate proceeds to the Company of $2.5 million. At December 31, 1999, the number of shares reserved for future purchases was 685,632.

     As stated in Note 1 to the Consolidated Financial Statements, Trimble has elected to follow APB 25 and related Interpretations in accounting for its employee stock options and stock purchase plans. The alternative fair value accounting provided for under SFAS 123 requires use of option pricing models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Trimble's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if Trimble had accounted for its employee stock options and purchases under the Employee Stock Purchase Plan using the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 1999, 1998, and 1997:

                                                 December 31,                 January 1,                 January 2,
                                                     1999                        1999                       1998
                                             ----------------------      ----------------------     ----------------------
Expected dividend yield                                          -                           -                          -
Expected stock price volatility                             59.58%                      55.65%                     58.07%
Risk-free interest rate                                      6.34%                       5.76%                      6.36%
Expected life of options after vesting                        1.21                        1.20                       1.19


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Trimble's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, and the estimated fair value of purchases under the Employee Stock Purchase Plan is expensed in the year of purchase. The effects on pro forma disclosure of applying FAS 123 are not likely to be representative of the effects on pro forma disclosure of future years. Trimble's pro forma information (in thousands except for per share data) is as follows:

                                                      December 31,                 January 1,                 January 2,
                                                          1999                        1999                       1998
                                                  ----------------------      ----------------------     ----------------------
Net income (loss) - as reported                                $ 21,593                   $ (53,394)                   $ 9,279

Net income (loss) - pro forma                                  $ 16,377                   $ (58,661)                   $ 2,899

Basic income (loss) per share - as reported                      $ 0.96                     $ (2.38)                    $ 0.42

Basic income (loss) per share - pro forma                        $ 0.73                     $ (2.61)                    $ 0.13

Diluted income (loss) per share - as reported                    $ 0.95                     $ (2.38)                    $ 0.40

Diluted income (loss) per share - pro forma                      $ 0.72                     $ (2.61)                    $ 0.13


     Exercise prices for options outstanding as of December 31, 1999, ranged from $8.00 to $29.63. The weighted average remaining contractual life of those options is 7.81 years. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information in respect of options outstanding:

                                                Total                                             Currently exercisable
                            Number         Weighted-average        Weighted-average           Number             Weighted-average
      Range             (in thousands)     exercise price     remaining contractul life   (in thousands)          exercise price
------------------------------------------------------------- ----------------------------------------------------------------------
$8.0000 - $8.0000               430               $8.00                         8.63            30                    $8.00
$8.0625 - $8.6563               401               $8.43                         7.75            60                    $8.57
$8.8750 - $9.9375               477               $9.83                         7.53           198                    $9.69
$10.0000 - $11.5625             425              $10.80                         6.77           204                   $10.28
$11.6250 - $11.6250             150              $11.63                         9.64             -                    $0.00
$11.9375 - $11.9375             568              $11.94                         9.59             2                   $11.94
$12.0000 - $13.9375             373              $12.76                         7.03           185                   $12.71
$15.3750 - $15.3750             562              $15.38                         6.82           328                   $15.38
$16.8750 - $18.4375             424              $17.70                         7.52           223                   $17.69
$18.6250 - $29.6250             199              $20.09                         7.54           104                   $20.36
------------------------------------------------------------------------------------------------------------------------------------
$8.0000 - $29.6250            4,009              $12.36                         7.81         1,334                   $13.68


     Activity during fiscal 1999, 1998 and 1997 under the combined plans was as follows:

                                              December 31,                 January 1,                    January 2,
                                                 1999                        1999                          1998
                                     ---------------------------------------------------------------------------------------
                                                 Weighted average              Weighted average             Weighted average
                                       Options   exercise price      Options    exercise price      Options  exercise price
                                     ---------------------------------------------------------------------------------------
Outstanding at beginning of year       3,026         $13.64            2,696       $15.10            2,577      $13.06
     Granted                           1,813          10.22            1,117        11.40              962       16.45
     Exercised                          (135)         11.64             (132)       11.41             (635)       8.78
     Canceled                           (695)         14.03             (655)       16.30             (208)      15.40
                                     --------                  --------------                --------------

Outstanding at end of year             4,009         $12.36            3,026       $13.64            2,696      $15.10

Exercisable at end of year             1,334         $13.68            1,110       $13.91              700      $13.20

Weighted-average fair value of options
    granted during year                               $5.51                         $5.21                        $8.30

     401(k) Plan. Under Trimble's 401(k) Plan, U.S. employee participants may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Fund purchased 47,066 shares of Common Stock for an aggregate of $504,000 in 1999. Trimble, at its discretion, matches individual employee 401(k) Plan contributions up to $100 per month. Trimble's matching contributions to the 401(k) Plan were $1.0 million in fiscal 1999, $1.2 million in 1998, and $1.0 million in 1997.

     Profit-Sharing Plan. In 1995, Trimble introduced an employee profit-sharing plan in which all employees, excluding executives and certain levels of management, participate. The plan distributes to employees approximately 5% of quarterly income before taxes. Payments under the plan during fiscal 1999, 1998, and 1997 were $1.2 million, $138,000, and $549,000, respectively.

     Warrants. On May 3, 1999 Trimble granted 30,000 warrants at an exercise price of $9.75, which expire on March 29, 2004. As of December 31, 1999 no warrants had been exercised.

     Common shares reserved for future issuances. As of December 31, 1999, Trimble had reserved 5,426,915 common shares for issuance upon exercise of options outstanding and options available for grant under the 1993 Stock Option, 1990 Director Stock Option, and 1992 Management Discount Stock Option plans, and available for issuance under the 1988 Employee Stock Purchase plan.

Note 14 - Earnings per share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Trimble adopted this standard, as required for its January 2, 1998, Financial Statements. For the years presented, Trimble presents both basic and diluted earnings (loss) per share.

     The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential Common Stock.

                                                                      December 31,           January 1,           January 2,
                                                                          1999                  1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)
Numerator:
     Income available to common shareholders:
        Used in basic and diluted income (loss) per share from
                continuing operations                                       $ 18,662              $ (27,355)             $17,380
        Used in basic and diluted income (loss) per share from
                discontinued operations                                        2,931                (26,039)              (8,101)
                                                                    -----------------    -------------------   ------------------
        Used in basic and diluted income (loss) per share                   $ 21,593              $ (53,394)             $ 9,279
                                                                    -----------------    -------------------   ------------------
Denominator:
      Weighted-average number of common
         shares used in basic income (loss) per share                         22,424                 22,470               22,293

      Effect of dilutive securities:
           Common stock options                                                  382                      -                  530
           Common stock warrants                                                  46                      -                  124
                                                                    -----------------    -------------------   ------------------
      Weighted-average number of common
          shares and dilutive potential common shares
          used in diluted income (loss) per share                             22,852                 22,470               22,947
                                                                    =================    ===================   ==================

 Basic income (loss) per share from continuing operations                     $ 0.83                $ (1.22)              $ 0.78
 Basic loss per share from discontinued operations                              0.13                  (1.16)               (0.36)
                                                                    -----------------    -------------------   ------------------
 Basic income (loss) per share                                                $ 0.96                $ (2.38)              $ 0.42
                                                                    =================    ===================   ==================

 Diluted income (loss) per share from continuing operations                   $ 0.82                $ (1.22)              $ 0.75
 Diluted loss per share from discontinued operations                            0.13                  (1.16)               (0.35)
                                                                    -----------------    -------------------   ------------------
 Diluted income (loss) per share                                              $ 0.95                $ (2.38)              $ 0.40
                                                                    =================    ===================   ==================

     If Trimble had reported net income in 1998, additional 387 common equivalent shares related to outstanding options and warrants would have been included in the calculation of diluted loss per share.

Note 15 - Comprehensive income (loss):

     As of January 3, 1998, Trimble adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and displaying of comprehensive income. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and cumulative translation adjustments to be included in comprehensive income. The components of accumulated other comprehensive income
(loss), net of related tax include:

                                                        December 31,       Janaury 1,         January 2,
Fiscal Years ended                                        1999                1999               1998
-----------------------------------------------------------------------------------------------------------
(In thousands)
 Cumulative translation adjustments                           $ (107)             $ (255)           $ (949)
 Net unrealized gain (loss) on short-term investments           (142)                 11               (12)
                                                     ----------------    ----------------   ---------------
     Accumulated other comprehensive income (loss)            $ (249)             $ (244)           $ (961)
                                                     ================    ================   ===============

Note 16 - Statement of cash flow data:

                                                         December 31,       January 1,         January 2,
Fiscal Years ended                                          1999              1999                1998
----------------------------------------------------------------------------------------------------------
 (In thousands)
 Supplemental disclosure of cash flow information:

 Interest paid                                               $3,391             $3,377             $3,313
                                                       -------------     --------------     --------------
 Income taxes paid                                            $ 866             $1,585              $ 167
                                                       -------------     --------------     --------------

Note 17 - Litigation:

     Settled Matters. On December 6, 1995, two shareholders filed a class action lawsuit against the Company and certain directors and officers of the Company. Subsequent to that date, additional lawsuits were filed by other shareholders. The lawsuits were subsequently amended and consolidated into one complaint, which was filed on April 5, 1996. The amended consolidated complaint sought to bring an action as a class action consisting of all persons who purchased the Common Stock of the Company during the period April 18, 1995, through December 5, 1995 (the "Class Period"). The plaintiffs alleged that the defendants sought to induce the members of the Class to purchase the Company's Common Stock during the Class Period at artificially inflated prices. The plaintiffs sought recissory or compensatory damages with interest thereon, as well as reasonable attorneys' fees and extraordinary equitable and/or injunctive relief. The parties negotiated a definitive stipulation of settlement, which was formally approved, by the court on September 23, 1999. The final court-approved settlement was funded by insurance proceeds and payment by the Company of $1.8 million. The entire amount of the Company's obligation has been previously reserved, and the final settlement did not adversely effect the Company's financial position or results of operations.

     Pending Matters. On November 12, 1998, the Company brought suit in district court in San Jose, California, against Silicon RF Technology, Inc. (SiRF) for alleged patent infringement of three Trimble patents. Trimble and SiRF have a negotiated a settlement which includes cross licensing.

     Other Matters. Western Atlas, a Houston-based supplier to the oil exploration business, has accused the Company and other GPS manufacturers, suppliers, and users of infringing two U.S. Patents owned by it, namely U.S. Patent Nos. 5,014,066 and 5,619,212. Western Atlas contends that the foregoing patents cover certain aspects of GPS receiver design. Lawsuits for infringement of these two patents were filed in federal district court in Houston, Texas against Rockwell International Corp. and Garmin International Inc., and both have settled. Although Trimble has not been sued by Western Atlas on the foregoing patents, the Company has instructed its counsel thoroughly to investigate the infringement threat. At the present time, the Company does not expect this threat to have adverse consequences on the Company's business.

     On January 31, 1997, counsel for one Philip M. Clegg wrote to the Company asserting that a license under Mr. Clegg's U.S. Patent No. 4,807,131, which was issued February 21, 1989, would be required by the Company because of a joint venture that the Company had previously entered into with Caterpillar Corporation concerning the use of Trimble GPS products in combination with earth-moving equipment. To date, no infringement action has been initiated on behalf of Mr. Clegg. The Company believes that there will be no adverse consequences to the Company as a result of this inquiry.

     The Company is also a party to other disputes incidental to its business. The Company believes that the ultimate liability of the Company as a result of such disputes, if any, would not be material to its overall financial position, results of operations, or liquidity.

Note 18 - Selected quarterly financial data (unaudited):

                                                                            First         Second          Third          Fourth
                                                                           Quarter        Quarter        Quarter         Quarter
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
1999
        Total revenue                                                      $ 68,770        $ 70,839       $ 69,636        $ 62,119
        Gross margin                                                         35,567          37,611         36,979          34,090
        Operating income                                                      3,733           5,565          5,812           5,351
        Net income from continuing operations                                 3,014           4,656          5,124           5,868
        Net income from discontinued operations                                   -               -          2,931               -
        Net income                                                            3,014           4,656          8,055           5,868

        Basic net income per share from continuing operations                  0.14            0.21           0.23            0.26
        Basic net income per share from discontinued operations                   -               -           0.13               -
                                                                      --------------  --------------   ------------   -------------
        Basic net income                                                     $ 0.14          $ 0.21         $ 0.36          $ 0.26
                                                                      ==============  ==============   ============   =============

        Diluted net income per share from continuing operations                0.14            0.20           0.22            0.25
        Diluted net income per share from discontinued operations                 -               -           0.13               -
                                                                      --------------  --------------   ------------   -------------
        Diluted net income                                                   $ 0.14          $ 0.20         $ 0.35          $ 0.25
                                                                      ==============  ==============   ============   =============

1998
        Total revenue                                                      $ 74,161        $ 73,536       $ 59,973        $ 60,653
        Gross margin                                                         38,326          36,259         25,528          27,135
        Operating income (loss)                                               4,282           1,695        (13,741)        (16,150)
        Net income (loss) from continuing operations                          4,002           1,892        (15,536)        (17,713)
        Net income (loss) from discontinued operations                       (2,087)         (1,637)       (21,898)           (417)
        Net income (loss)                                                     1,915             255        (37,434)        (18,130)

        Basic net income (loss) per share from continuing operations           0.18            0.08          (0.70)          (0.80)
        Basic net income (loss) per share from discontinued operations        (0.09)          (0.07)         (0.98)          (0.02)
                                                                      --------------  --------------   ------------   -------------
        Basic net income (loss)                                              $ 0.08          $ 0.01        $ (1.68)        $ (0.82)
                                                                      ==============  ==============   ============   =============

        Diluted net income (loss) per share from continuing operations         0.17            0.08           (0.70)         (0.80)
        Diluted net income (loss) per share from discontinued operations      (0.09)          (0.07)          (0.98)         (0.02)
                                                                       --------------- --------------  -------------- -------------
        Diluted net income (loss)                                            $ 0.08           $ 0.01         $ (1.68)      $ (0.82)
                                                                       =============== ==============  ============== =============


     Significant quarterly items include the following: (i) in the third quarter of 1998 Trimble recorded a $2.5 million restructuring charge, (ii) in the fourth quarter of 1998 Trimble recorded a $7.8 million restructuring charge.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders, Trimble Navigation Limited

     We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of December 31, 1999, and January 1, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule, based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at December 31, 1999, and January 1, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Palo Alto, California
January 25, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

         Not applicable.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

     The section titled "Nominees" and the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2000 annual meeting of shareholders to be held on May 11, 2000 ("Proxy Statement"), with respect to directors of the Company and compliance of the directors and executive officers of the Company with Section 16(a) of the Exchange Act required by this item are incorporated herein by reference.

     The information with respect to the executive officers of the Company required by this item is included in Part I hereof under the caption "Executive Officers of the Company."

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

                                                                    Page In This
                                                                   Annual Report
                                                                    On Form 10-K

Consolidated Balance Sheets at December 31, 1999, and January 1, 1999       26

Consolidated Statements of Operations for each of the three fiscal years
in the period ended December 31, 1999                                       27

Consolidated Statement of Shareholders' Equity for the three fiscal years
ended December 31, 1999                                                     28

Consolidated Statements of Cash Flows for each of the three fiscal years
in the period ended December 31, 1999                                       29

Notes to Consolidated Financial Statements                               30-49

        2.      Financial Statement Schedules

     The following financial statement schedule is filed as part of this report:

                                                                    Page In This
                                                                   Annual Report
                                                                    On Form 10-K

         Schedule II - Valuation and Qualifying Accounts                   S-1

     All other schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

        3.      Exhibits

Exhibit
Number

3.1     Restated Articles of Incorporation of the Company filed
        June 25, 1986. (17)

3.2 Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (17)

3.3 Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (17)

3.4     Certificate of Determination of the Company filed February 19, 1999.(17)

3.8     Amended and Restated Bylaws of the Company. (21)

4.1 Specimen copy of certificate for shares of Common Stock of the Company. (1)

4.2     Preferred Shares Rights Agreement dated as of February 18, 1999. (16)

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

10.22 Distributor Agreement dated April 20, 1990, between TR Navigation Corporation, a subsidiary of the Company, and DAC
        International, Inc. (1)

10.23 Distributor Agreement dated December 6, 1989, between the Company and DAC International, Inc. (1)

10.24 Lease Agreement dated April 26, 1990, between the Company and NCNB Texas National Bank, Trustee for the Company's offices located at 2105 Donley Drive, Austin, Texas. (1)

10.32 1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (8)

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

10.45 Equipment Financing Agreement dated May 15, 1991, between the Company and Corestates Bank, N.A. (5)

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

10.54   Revolving Credit Agreement - First Amendment. (12)

10.55   Revolving Credit Agreement - Second Amendment. (12)

10.56   Revolving Credit Agreement - Third Amendment. (13)



10.58 Revolving Credit Agreement for $50,000,000 dated August 27, 1997, with Fleet National Bank, Bank of Boston N.A., Sanwa Bank of California, and ABN Amro Bank N.V., respectively. (15)

10.59   1993 Stock Option Plan, as amended. (18)

10.60   1988 Employee Stock Purchase Plan, as amended. (18)

10.61   Revolving Credit Agreement - Loan - Third Amendment. (17)

10.62+ Employment Agreement between the Company and Bradford W. Parkinson dated September 1, 1998. (17)

10.63+ Employment Agreement between the Company and Robert S. Cooper dated September 1, 1998. (17)

10.64+ Consulting Agreement between the Company and Bradford W. Parkinson dated September 1, 1998. (17)

10.65+ Standby Consulting Agreement between the Company and Bradford W. Parkinson dated September 1, 1998. (17)

10.66+ Consulting Agreement between the Company and Robert S. Cooper dated S eptember 1, 1998. (17)

10.67+ Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (17)

10.68+ Nonqualified deferred Compensation Plan of the Company effective February 10, 1994. (17)

10.69***Asset  Purchase  Agreement  dated  August 10, 1999 by and among  Trimble
        Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (19)

10.70***Supply  Agreement  dated August 10, 1999 by and among  Trimble
        Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (19)

10.71   Revolving Credit Agreement - Loan - Fourth Amendment. (20)

21.1    Subsidiaries of the Company. (21)

23.1    Consent of Ernst & Young LLP, independent auditors (see page 79).

24.1    Power of Attorney (included on page 57).

27.1    Financial Data Schedule (21).

* Confidential treatment has been previously granted for certain portions of this exhibit pursuant to an order dated July 11, 1990.

** Confidential treatment has been previously granted for certain portions of this exhibit pursuant to an order dated March 2, 1995.

*** Confidential treatment has been granted for certain portions of this exhibit pursuant to an order dated effective October 5, 1999.

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

(15) Incorporated by reference to identically numbered exhibits filed in response to Item 6A, "Exhibits," of the registrant's Annual Report on Form 10-Q for the quarter ended September 30, 1997.
(16) Incorporated by reference to Exhibit No. 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18,1999.

(17) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(18) Incorporated by reference to identically numbered exhibits filed in response to Item 6A, "Exhibits," of the registrant's Annual Report on Form 10-Q for the quarter ended July 2, 1999.

(19) Incorporated by reference to identically numbered exhibits filed in response to Item 7(c), "Exhibits," of the registrant's Report on Form 8-K, which was filed on August 25, 1999.

(20) Incorporated by reference to identically numbered exhibits filed in response to Item 6A, "Exhibits," of the registrant's Annual Report on Form 10-Q for the quarter ended October 1, 1999.

(21)    Filed herewith.

(b)     Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the fourth quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TRIMBLE NAVIGATION LIMITED


                           By: /s/ Steven W. Berglund
                             --------------------------------------------
                                Steven W. Berglund,
                                President and Chief Executive Officer


                                March 27, 2000


                                POWER OF ATTORNEY

     Know all persons by these presents, that each person whose signature appears below constitutes and appoints Steven W. Berglund as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                       Capacity in which Signed           Date
----------------------------- ------------------------------ -------------------

/s/ Steven W. Berglund        President, Chief Executive         March 27, 2000
----------------------------- Officer, Director
Steven W. Berglund


/s/ Mary Ellen Genovese       Vice President Finance, and        March 27, 2000
----------------------------- Chief Financial Officer
Mary Ellen Genovese           (principal financial
                              and principal accounting officer)


/s/ Robert S. Cooper          Director                           March 15, 2000
-----------------------------
Robert S. Cooper

/s/ John B. Goodrich          Director                           March 15, 2000
-----------------------------
John B. Goodrich

/s/ William Hart              Director                           March 15, 2000
-----------------------------
William Hart

/s/ Ulf J. Johansson          Director                           March 20, 2000
-----------------------------
Ulf J. Johansson

/s/ Norman Y. Mineta          Director                           March 15, 2000
-----------------------------
Norman Y. Mineta

/s/ Bradford W. Parkinson     Director                           March 14, 2000
-----------------------------
Bradford W. Parkinson

                                                                SCHEDULE II



                                                 TRIMBLE NAVIGATION LIMITED
                                             VALUATION AND QUALIFIYING ACCOUNTS
                                                  (IN THOUSANDS OF DOLLARS)

                                         Balance at                                                 Balance at
                                        beginning of        (Reductions)                              end of
Allowance for doubtful accounts:           period            Additions       Write-offs **            period
                                      ------------------  -----------------  -----------------   -----------------
   Year ended January 2, 1998                     2,393                205                134               2,464
   Year ended January 1, 1999                     2,464                458                702               2,220
   Year ended December 31, 1999                   2,220              1,901              1,172               2,949



                                         Balance at                                                 Balance at
                                        beginning of        (Reductions)                              end of
Inventory Reserves:                        period            Additions       Write-offs **            period
                                      ------------------  -----------------  -----------------   -----------------
   Year ended January 2, 1998                     9,882              2,389              2,862               9,409
   Year ended January 1, 1999                     9,409              7,057              2,347              14,119
   Year ended December 31, 1999                  14,119              1,607              1,617              14,109

--------------------------------------

** Net of recoveries

                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER            EXHIBIT                                               PAGE
--------------------------------------------------------------------------------

3.8               Amended and Restated Bylaws of the Company           61-77

21.1              Subsidiaries of the Company                             78

23.1              Consent of Ernst & Young LLP, Independent Auditors      79

27.1              Financial Data Schedule for the years ended
                  December 31, 1999, and January 1, 1999                  80