Form 10-Q
period 2000-03-31
TRIMBLE NAVIGATION LTD /CA/
filed 2000-05-08
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from____to____

                         Commission File Number 0-18645

                           TRIMBLE NAVIGATION LIMITED
             (Exact name of registrant as specified in its charter)

                California                                 94-2802192
------------------------------------------------   -----------------------------
(State or other jurisdiction of incorporation      (I.R.S Employer
 or organization)                                   Employer Identification No.)

     645 North Mary Avenue, Sunnyvale, CA                      94088
------------------------------------------------   -----------------------------
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

                  Yes      X                No
                     ---------------

     As of April 28, 2000, there were 22,985,724 shares of Common Stock (no par value) outstanding

                           TRIMBLE NAVIGATION LIMITED

                                      INDEX

                                                                          Page
PART I.         FINANCIAL INFORMATION                                    Number
                                                                        -------

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets -
                March 31, 2000 and December 31, 1999                       3

                Condensed Consolidated Statements of Operations -
                Three Months ended March 31, 2000 and April 2, 1999        4

                Condensed Consolidated Statements of Cash Flows -
                Three Months ended March 31, 2000 and April 2, 1999        5

                Notes to Condensed Consolidated Financial Statement        6-13

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       14-20

     Item 3.    Quantitative and Qualitative Disclosure of Market Risk    20-21

PART II. OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                          22

SIGNATURES                                                                23

   PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                        2000           1999
   -----------------------------------------------------------------------------
   (In thousands)                                    (Unaudited)
    ASSETS
    Current assets:
        Cash and cash equivalents                       $ 56,157     $ 49,264
        Short term investments                            54,850       52,728
        Accounts and other receivable, net                40,257       36,005
        Inventories                                       16,233       16,435
        Other current assets                               4,215        4,510
                                                     ------------  -----------
        Total current assets                             171,712      158,942

        Net property and equipment                        11,980       12,333
        Intangible assets                                  1,113        1,238
        Deferred income taxes                                372          387
        Other assets                                       9,346        8,851
                                                     ------------  -----------
        Total assets                                   $ 194,523    $ 181,751
                                                     ============  ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
        Current portion of long-term debt                $ 1,388      $ 1,388
        Accounts payable                                  11,904       11,710
        Accrued compensation and benefits                  7,808        7,011
        Accrued liabilities                               15,005       14,091
        Accrued liabilities related to disposal of
          General Aviation                                 1,570        2,212
        Accrued warranty expense                           5,869        5,786
        Income taxes payable                               3,230        2,983
        Deferred gain on sale of assets                    1,953        1,953
                                                     ------------  -----------
        Total current liabilities                         48,727       47,134
                                                     ------------  -----------

    Noncurrent portion of long-term debt and
        other liabilities                                 30,677       30,566
    Noncurrent portion of gain on sale of assets           2,767        3,255
                                                     ------------   ----------
        Total liabilities                                 82,171       80,955
                                                     ------------   ----------

    Shareholders' equity:
        Common stock                                     130,048      126,962
        Accumulated deficit                              (16,413)     (25,125)
        Accumulated other comprehensive loss              (1,283)      (1,041)
                                                    -------------  -----------
        Total shareholders' equity                       112,352      100,796
                                                    -------------  -----------
        Total liabilities and shareholders' equity     $ 194,523    $ 181,751
                                                    =============  ===========

   See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                     March 31,         April 2,
                                                       2000             1999
--------------------------------------------------------------------------------
(In thousands, except per share data)

 Total revenue                                      $ 65,140          $ 68,770
                                               --------------    --------------

 Operating expenses:
     Cost of sales                                    28,095            33,203
     Research and development                          8,877             8,507
     Sales and marketing                              12,646            13,304
     General and administrative                        6,300            10,023
                                               --------------    --------------
          Total operating expenses                    55,918            65,037
                                               --------------    --------------

 Operating income                                      9,222             3,733
                                               --------------    --------------

 Nonoperating income (expense):
     Interest income                                   1,481               691
     Interest and other expenses                      (1,053)             (817)
     Foreign exchange gain (loss) , net                   30               (61)
                                               --------------    --------------
                                                         458              (187)
                                               --------------    --------------

 Income before income taxes                            9,680             3,546

 Income tax provision                                    968               532
                                               --------------    --------------
 Net income                                          $ 8,712           $ 3,014
                                               ==============    ==============

                                               --------------    --------------
 Basic net income per share                           $ 0.38            $ 0.14
                                               ==============    ==============

 Shares used in calculating basic
      income (loss) per share                         22,849            22,262
                                               ==============    ==============

                                               --------------    --------------
 Diluted net income per share                         $ 0.35            $ 0.14
                                               ==============    ==============

 Shares used in calculating diluted
      income (loss) per share                         24,972            22,265
                                               ==============    ==============




See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                         March 31,    April 2,
                                                           2000         1999
--------------------------------------------------------------------------------
(In thousands)

 Net cash provided by operating activities                $ 7,734     $ 8,054
                                                        ----------   ---------

 Cash flow from investing activities:
       Purchase of short term investments                  (6,220)     (2,595)
       Maturities of short term investments                 4,098      10,250
       (Purchase)/sale of equity investments/loans           (525)          -
       Acquisition of property and equipment               (1,216)     (2,186)
       Capitalized patent expenditures                       (143)       (277)
                                                        ----------   ---------
         Net cash provided (used) in investing activities  (4,006)      5,192
                                                        ----------   ---------

 Cash flow from financing activities:
       Issuance of common stock                             3,086         165
       Repurchase of common stock                               -           -
       (Payment)/collections of notes receivable               48        (877)
       Proceeds from long-term debt and revolving
         credit facilities                                     31          28
                                                        ----------   ---------
         Net cash provided (used) by financing activities   3,165        (684)
                                                        ----------   ---------


 Net increase in cash and cash equivalents                  6,893      12,562

 Cash and cash equivalents -- beginning of period          49,264      40,865
                                                        ----------   ---------
 Cash and cash equivalents -- end of period              $ 56,157    $ 53,427
                                                        ==========   =========

 Supplemental disclosures of cash flow information:
       Cash paid during the period for:
         Interest                                           $ 788       $ 838
         Income taxes, net of refunds                       $ 640       $ (31)



See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

     The condensed consolidated financial statements for the three months ended March 31, 2000, and April 2, 1999, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Trimble's Annual Report on Form 10-K for the year ended December 31, 1999.

     Trimble has a 52-53 week fiscal year, which ends on the Friday nearest to December 31, which for fiscal 2000 will be December 29, 2000. The Company's fiscal year normally consists of 52 weeks split into four equal quarters of 13 weeks each; however, due to the fact that there are not exactly 52 weeks in a calendar year and that there is at least slightly more than one additional day per calendar year, as compared to a 52-week fiscal year, the Company will have a fiscal year composed of 53 weeks in certain fiscal years.

     In those resulting fiscal years that have 53 weeks, one quarter of the fiscal year will have 14 weeks and the Company will record an extra week of revenues, costs and related financial activity. Therefore, the financial results of those fiscal years, and the associated quarter, having the extra week, will not be exactly comparable to the prior and subsequent 52-week fiscal years, and the associated quarters having only 13 weeks. Thus, due to the inherent nature of a 52-53 week fiscal year, the Company, analysts, shareholders, investors and others will have to make appropriate adjustments to any analysis performed when comparing the Company's activities and results in fiscal years that contain 53 weeks, to those that contain only the standard 52 weeks. The next 53 weeek year will be fiscal year 2002.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 29, 2000.

NOTE 2 - Cash Equivalents and Short term investments:

     Trimble considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All other liquid investments are classified as short-term investments. Trimble has classified all its short-term/marketable investments as "available-for-sale" securities. Available-for-sale securities are carried at fair value, with the unrealized holding gains and losses, net of tax effects, reported as a separate component of shareholders' equity. Fair value is based on quoted market prices. The cost of debt securities in this classification is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest, dividends, and realized gains and losses, is included in interest and investment income. The cost of securities sold is based on the specific identification method. Trimble has classified all investments as short-term since it has the intent and ability to redeem them within the year.

     At March 31, 2000, investments with scheduled maturities within one year were $53.8 million and for maturities between one to three years were $1.1 million. At December 31, 1999, investments with scheduled maturities within one year were $50.2 million and for maturities between one to three years were $2.5 million.

NOTE 3 - Inventories:

     Inventories consist of the following:



                                 March 31,                  December 31,
                                    2000                        1999
------------------------------------------------------------------------------
(In thousands)

Raw materials                          $ 2,543                        $ 2,582
Work-in-process                          2,056                          2,232
Finished goods                          11,634                         11,621
                              -----------------        -----------------------
                                      $ 16,233                       $ 16,435
                              -----------------        -----------------------

NOTE 4 - Discontinued Operations:

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

     As of March 31, 2000, Trimble has a remaining provision of $1.6 million, which includes $0.6 million for the estimated remaining operating losses for service and warranty support and remaining severance costs, and $1.0 million for facility and certain other contractual costs.

NOTE 5 - Restructuring Charge:

     In fiscal 1998, Trimble recorded restructuring charges totaling $10.3 million in operating expenses.

     These charges were a result of Trimble's reorganization activities, through which the Company downsized its operations, including reducing headcount and facilities space usage, and canceled its enterprise-wide information system project and certain research and development projects. The impact of these decisions was that significant amounts of Trimble's fixed assets, prepaid expenses, and purchased technology have been impaired and certain liabilities incurred. Trimble wrote down the related assets to their net realizable values and made provisions for the estimated liabilities.

     The activity in fiscal 2000, 1999 and 1998 related to the restructuring charges and the amounts remaining at March 31, 2000 on the balance sheet are as follows (in thousands):


                                     Total
                                   charged to         Amounts paid/     Amounts paid/    Amounts paid/         Remaining in
                                   expense in          written off       written off      written off       accrued liabilites
                                  fiscal 1998        in fiscal 1998     in fiscal 1999    fiscal Q1 2000   as of March 31, 2000
                                 -------------- -------------------  ------------------- ---------------  ------------------------
Employee termination benefits      $ 2,864            $ (1,200)             $ (371)            $ -                   $ 1,293
Facility space reductions            1,061                   -              (1,053)           $ (5)                        3
ERP system abandonment               6,360              (4,895)             (1,465)            $ -                         -
                                 -------------  -------------------  ------------------  --------------  ------------------------
     Subtotal                     $ 10,285            $ (6,095)           $ (2,889)           $ (5)                  $ 1,296
                                 ============== ===================  ==================  ==============  ========================



NOTE 6 - Segment Information:

     Trimble operates in a single industry segment as a leader in designing and developing innovative products enabled by GPS technology. We provide end-user and Original Equipment Manufacture solutions for diverse applications in our target markets. These applications include:

     o Architecture/Engineering/Construction   -   surveying,   mapping,   and
       construction  machine guidance control;
     o Asset Management and Tracking - fixed asset mapping and fleet management using mobile positioning;
     o Agriculture - mapping, yield monitoring,  variable rate applications, and
       machine  guidance/control;   and
     o GPS Component Technologies - automotive navigation, timing systems, commercial avionics, and military systems.

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

     The table on the following page presents revenues, operating income (loss), and identifiable assets by Trimble's two Business Units. There is no recognition of inter-Business Unit sales or transfers. Operating income (loss) is net sales less operating expenses, excluding general corporate expenses, interest income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker (CODM) views by industry market are accounts receivable and inventory. Trimble does not report depreciation and amortization or capital expenditures by industry markets to the CODM.

                                  ----------------------------------------------
                                               Three Months Ended
                                                 March 31, 2000
                                  ----------------------------------------------
                                                 (in thousands)
                                  ----------------------------------------------
                                       PPG            MTT            Total
                                  ----------------------------------------------
External net revenue                    $ 40,548       $ 24,592        $ 65,140
Operating profit before corporate
   allocations                            13,890          4,664          18,554
Corporate allocations (1)                 (5,808)        (2,579)         (8,387)
                                  ----------------------------------------------
Operating profit                         $ 8,082        $ 2,085        $ 10,167
Assets:
   Accounts recievable (2)              $ 33,931       $ 19,139        $ 53,070
    Inventory                              6,164          8,338          14,502


                                  ----------------------------------------------
                                               Three Months Ended
                                                 April 2, 1999
                                  ----------------------------------------------
                                                 (in thousands)
                                  ----------------------------------------------
                                       PPG            MTT            Total
                                  ----------------------------------------------
External net revenue                    $ 42,566       $ 26,204        $ 68,770
Operating profit before corporate
  allocations                             14,385          3,325          17,710
Corporate allocations (1)                 (6,186)        (2,491)         (8,677)
                                  ----------------------------------------------
Operating profit                         $ 8,199          $ 834         $ 9,033


                                  ----------------------------------------------
                                             Twelve Months Ended
                                              December 31, 1999
                                  ----------------------------------------------
                                                (in thousands)
                                  ----------------------------------------------
Assets:                               PPG            MTT            Total
                                  ----------------------------------------------
   Accounts recievable (2)           $ 29,205       $ 20,204        $ 49,409
    Inventory                           6,720          9,715          16,435




--------------------------------------------------------
     (1) For the fiscal quarters ended March 31, 2000 and April 2, 1999, the Company determined the amount of corporate allocations charged to each of its Business Units based on a percentage of the Business Units' monthly revenue, gross profit, and controllable spending (research and development, marketing, and general and administrative).

     (2) As presented, the accounts receivable number excludes cash in advance and reserves, which are not allocated between Business Unit segments.

The following are reconciliations corresponding to totals in the accompanying consolidated financial statements (in thousands):

                                                  Three Months Ended
                                            March 31,              April 2,
Revenues:                                    2000                   1999
-------------------------------------------------------------------------------

Total for reportable markets                    $ 65,140              $ 68,770
                                      ===================    ==================

Operating profit:
--------------------------------------
Total for reportable markets                    $ 10,167               $ 9,033
Unallocated corporate expenses                      (945)               (5,300)
                                      -------------------    ------------------
     Income before income taxes                  $ 9,222               $ 3,733
                                      ===================    ==================

                                         Three Months         Twelve Months
                                            Ended                 Ended
                                          March 31,           December 31,
Assets:                                      2000                 1999
---------------------------------------------------------    ------------------
Accounts receivable total for
  reportable markets                            $ 53,070              $ 49,409
Unallocated (1)                                  (12,813)              (13,404)
                                      -------------------    ------------------
   Total                                        $ 40,257              $ 36,005
                                      ===================    ==================

Inventory total for reportable markets          $ 14,502              $ 16,435
Common inventory (2)                               1,731                     -
                                      -------------------    ------------------
   Net inventory                                $ 16,233              $ 16,435
                                      ===================    ==================


----------------------------------------------------------------------
(1) Includes cash in advance and reserves that are not allocated by segment.

(2) Consists of inventory that is common between the Business Unit segments. Parts can be used by either segment.


NOTE 7 - Comprehensive Income (Loss):

     The components of comprehensive income (loss), net of related tax include:

                                                            Three Months Ended
                                                          March 31,     April 2,
                                                            2000         1999
--------------------------------------------------------------------------------
(In thousands)

Net unrealized gain (loss) on short-term investments             64          (7)
Cummulative foreign currency translation adjustments           (306)       (113)
                                                       -------------  ----------
Accumulated other comprehensive income (loss)                $ (242)     $ (120)
                                                       =============  ==========

     Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments. The components of accumulated other comprehensive income (loss), net of related tax include:


                                                        March 31,   December 31,
                                                           2000         1999
------------------------------------------------------------------ -------------
(In thousands)

Net unrealized gains (loss) on short-term investments       $ 64         $ (142)
Cummulative foreign currency translation adjustments        (306)          (107)
                                                      -----------  -------------
Accumulated other comprehensive income (loss)             $ (242)        $ (249)
                                                      ===========  =============

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

     In December  1999,  the  Securities  and Exchange  Commission  issued Staff
Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues and is effective April 1, 2000. The Company is currently assessing the impact SAB 101 will have on the Company's results of operations.

NOTE 9 - Earnings Per Share:

     The following table sets forth the computation of Trimble's basic and diluted earnings per share:

                                                            Three Months Ended
                                                          March 31,     April 2,
                                                           2000            1999
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Numerator:
     Income available to common shareholders used in
        basic and diluted income per share                  $ 8,712     $ 3,014
                                                           =========   =========

Denominator:
      Weighted-average number of common
         shares used in calculating basic income per share   22,849      22,262

      Effect of dilutive securities:
           Common stock options                               1,882           3
           Common stock warrants                                241           -
                                                           ---------   ---------

      Weighted-average number of common
          shares and dilutive potential common shares
         used in calculating diluted income per share        24,972      22,265
                                                           =========   =========


 Basic income per share                                     $ 0.38      $ 0.14
                                                           ========   =========


 Diluted income per share                                   $ 0.35      $ 0.14
                                                           ========   =========

NOTE 10 - Contingencies:

     Pending Matters. On November 12, 1998, the Company brought suit in district court in San Jose, California, against Silicon RF Technology, Inc.
(SiRF) for alleged patent infringement of three Trimble patents. Trimble and SiRF are in the process of finalizing the details of a negotiated settlement, which includes cross licensing.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

     Revenues from Trimble's operations for the three months ended March 31, 2000 decreased 5% to $65,140,000 from $68,770,000 in the corresponding period during fiscal 1999. The table below breaks out Trimble's revenues by segment:

                                                   Three Months Ended
                                    -------------------------------------------
                                       March 31,          April 2,
                                         2000               1999       Decrease
-------------------------------------------------------------------------------
(In thousands)

 Precision Positioning Group          $ 40,548           $ 42,566          (5%)
 Mobile and Timing Technologies         24,592             26,204          (6%)

                                    -----------  -----------------   ----------
 Total                                $ 65,140           $ 68,770          (5%)
                                    -----------  -----------------   ----------

Precision Positioning Group

     The Precision Positioning Group revenues decreased by 5% for the three months ended March 31, 2000, as compared with corresponding period in 1999. The fiscal year 2000 revenue decrease compared to 1999 is due to the following:

     o Continued delivery problems due to critical part shortages in our supply chain, and transitional issues with outsourcing our manufacturing had a negative impact on revenue.
     o An increase in dealer discounts primarily in the land surveying market as Trimble continues the change in dealer structure from commission dealers to buy/sell dealers.
     o An increase in agricultural market revenues, a result of maturing distribution channel and geographical expansion, partially offset the declines stated above.

Mobile and Timing Technologies

     Mobile and Timing Technologies revenues decreased 6% for the three months ended March 31, 2000, as compared with corresponding period in 1999. The fiscal year 2000 revenue decrease compared to 1999 is due to the following:

     o Asset management and tracking revenues were down, due to the continued delivery problems due to critical part shortages in our supply chain, and transitional issues with outsourcing our manufacturing.
     o Trimble's decision to exit the commercial marine business in the fourth quarter of 1998 and sold the last of such products in the second quarter of 1999.
     o The increase in the GPS Component Technologies market for automotive navigation, timing systems, and military systems partially offset the declines in asset management and tracking, and the commercial marine markets.

Revenues outside the U.S.

     * Sales to unaffiliated customers in locations outside the U.S. comprised approximately 56% and 50% of the Company's revenues in the first three months of fiscal 2000 and 1999, respectively. During the first three months of 2000, the Company experienced strong demand in Europe and South and Central America.
Trimble anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue. For this reason, Trimble is subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, and on May 1, 2000 eliminated the use of Selective Availability
(SA) -- a method of degrading GPS accuracy -- there may be a reluctance in certain foreign markets to purchase products based on GPS technology, given the control of GPS by the U.S. Government. Trimble's results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.

Gross Margin

     * Gross margin varies on a quarterly basis due to a number of factors, including product mix, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. Gross margin as a percentage of total product revenues was 57% and 52% for the three months ending March 31, 2000 and April 2, 1999. The increase in gross margin percentages is primarily due to favorable product mix for the quarter of Precision Positioning Group products, which yield higher margins due to integration of software and wireless communications. In addition, gross margins for the first three months of fiscal 2000 were favorably impacted by the cost benefits of outsourcing our manufacturing. Because of product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, positive future gross margins cannot be assured.

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

Operating Expenses

     The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                            Three Months Ended
                           ---------------------------------------------------
                                  March 31,           April 2,      Increase/
                                   2000                1999         (Decrease)
------------------------------------------------------------------------------
(in thousands)

Research and development           $ 8,877             $ 8,507           4%
Sales and marketing                 12,646              13,304           (5)%
General and administrative           6,300              10,026          (37)%
                           ----------------   -----------------    -----------
     Total                        $ 27,823            $ 31,837          (13)%
                           ----------------   -----------------    -----------

Research and Development

     * Research and development expenses increased slightly in the three months ended March 31, 2000, as compared with the corresponding period in fiscal 1999 due to the following:

     o Trimble's receipt of approximately $884,000 more funds from cost reimbursement projects in 1999 as compared to 2000.
     o Decreases in our expenses of approximately $998,000 related to personnel, temporary help, and consulting.
     o The above decreases were partially offset by approximately $484,000 related to facility costs and other expenses.

     The Company plans to continue its aggressive development of future products.

Sales and Marketing

     * Sales and marketing expenses decreased for three months ended March 31, 2000, as compared with the corresponding period in fiscal 1999. The primary reason for the dollar and percentage decrease in expenses from 1999 to 2000 is as follows:

     o Sales commissions were lower as a percentage of sales, due to the change in dealer structure for some of our product lines from commission dealers to buy/sell.

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

General and Administrative

     General and administrative expenses decreased for the three months ended March 31, 2000, as compared with the corresponding period for fiscal 1999. The primary reasons for the decrease is as follows:

     o Approximately a $1.3 million allowance for doubtful accounts charge in the first three months of fiscal 1999 related to customers in South America which was not repeated in the first three months of fiscal 2000.
     o Trimble had decreases of approximately $2.4 in expenses for personnel, travel, legal, equipment rental, facilities and other office supplies.

Income Taxes

     Trimble's effective income tax rates from continuing operations are 10% and 15% for the three months ended March 31, 2000 and April 2, 1999, respectively. These rates are less than the federal statutory rate of 35% primarily due to the realization of the benefits from prior net operating losses and previously reserved deferred tax assets.

Inflation

     The effects of inflation on the Company's financial results have not been significant to date.

Liquidity and Capital Resources

     * At March 31, 2000, Trimble had cash and cash equivalents of $56.2 million and $54.9 million in short-term investments. Trimble's cash and cash equivalents and short-term investments increased from the prior year, due to an increase in net income. Trimble's long-term debt consisted primarily of a $30.0 million note obligation due in 2001. We had no debt outstanding under our $50,000,000 unsecured line of credit but had issued certain letters of credit as of March 31, 2000, amounting to approximately $939,000. Trimble has relied primarily on cash provided by operating and financing activities and net sales of short-term investments to fund capital expenditures, the repurchase of the Company's common stock, and other investing activities. Management believes that its cash, cash equivalents, and short-term investment balances, together with its existing credit line, will be sufficient to meet its anticipated operating cash needs for at least the next twelve months.

     * For the three months ended March 31, 2000, the cash provided by operating activities was $7.7 million, as compared to cash provided of $8.1 million in the corresponding period in fiscal 1999. Cash provided by operating activities in fiscal 2000 arose from the Company's net income, plus depreciation and amortization and decreases in inventories and offset partially by increases in accounts receivable. Trimble's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable, and the successful management of the Solectron manufacturing relationship.

     Cash provided by sales of common stock in fiscal year 2000 represents the proceeds from purchases made by employees pursuant to Trimble's stock option plan and totaled $3.1 million for the three months ended March 31, 2000.

     * In August 1997, Trimble entered into a three-year, $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). The Credit Agreement enables Trimble to borrow up to $50,000,000, provided that certain financial and other covenants are met. As of October 20, 1999, Trimble, the Agent, and the Lenders agreed to change and amend certain covenants for the life of the loan, which expires in August of 2000. The $50,000,000 revolving credit facility was modified to include Trimble's prior separate $5,000,000 line of credit and to simplify the entire arrangement. The Credit Agreement provides for payment of a commitment fee of 0.25% and borrowings to bear interest at 1% over LIBOR if the total funded debt to EBITDA is less than or equal to 1.00 times, 0.3% and borrowings to bear interest at 1.25% over LIBOR if the ratio is greater than 1.00 times and less than or equal to 2.00 times, or 0.4%, and borrowings to bear interest at 1.75% over LIBOR if the ratio is greater than 2.00 times. In addition to borrowing at the specified LIBOR rate, Trimble has the right to borrow with interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. To date, Trimble has not made any borrowings under the $50,000,00 unsecured revolving credit facility, but has issued certain letters of credit as of March 31, 2000, amounting to approximately $939,000. In addition, Trimble is restricted from paying dividends under the terms of the Credit Agreement.

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

     The issuance of the subordinated promissory notes also included the issuance of warrants entitling holders to purchase 400,000 shares of common stock at a price of $10.95 per share at any time through June 15, 2001. The net proceeds of the notes were $29,348,000. The notes have been recorded as noncurrent liabilities, net of appraised fair value attributed to the warrants. The value of the warrants and the issuance costs are being amortized to interest expense, using the interest rate method over the term of the subordinated promissory notes. The effective annual interest rate on the notes is 11.5%. Under the terms of the notes, Trimble is required to meet a minimum consolidated net worth requirement. If Trimble falls below the minimum consolidated net worth requirement we could be in default of our loan covenants. Such events could have a material adverse effect on Trimble's operations and liquidity.

     Trimble announced in February 1996 that it had approved a discretionary program whereby up to 600,000 shares of its common stock could be repurchased on the open market by the Company to offset the potential dilutive effects to earnings (loss) per share from the issuance of additional stock options. In 1998, Trimble approved the repurchase of an additional 1.6 million shares under the discretionary program. During 1997, Trimble purchased 139,500 shares at a cost of $1.8 million. During 1998, Trimble purchased 1.08 million shares at a cost of $16.1 million. During fiscal 1999 and the first three months of fiscal 2000, no shares were repurchased under the discretionary program. Trimble is continually evaluating potential external investments in technologies related to its business and, to date, has made relatively small strategic investments in a number of GPS related technology companies. There can be no assurance that any such outside investments made to date nor any potential future investments will be successful.

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

Year 2000 Issues

     * Computers and software, as well as other equipment that rely on only two digits to identify or represent a year may be unable to accurately process or display certain information at or after the Year 2000. This is commonly referred to as the "Year 2000 issue." Trimble is not aware of any year 2000 issues that have affected its business. In preparation for the year 2000, we incurred internal staff costs as well as consulting and other expenses. Trimble updated a significant portion of its computer software to be year 2000 compliant. Trimble is also not aware of any material problems with customers or suppliers. Accordingly, Trimble does not anticipate incurring material expenses or experiencing any material operational disruption as a result of any year 2000 issues.

Other Risk Factors

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

     The Company's ability to meet customer demands depends in part on our ability to obtain timely delivery of parts and components from our suppliers. We have experienced component shortages in the past that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not continue to encounter these problems in the future.

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

     Due to competitive pressure, prices of certain of Trimble's products have declined substantially since their introduction, and increased competition may result in further price reduction, which could adversely affect our net revenue.

     Trimble's stock price is subject to significant volatility. If revenues and/or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price of Trimble's stock. Additionally, certain macro-economic factors such as changes in interest rates could also have an impact on the trading price of Trimble stock.

     The value of Trimble's products relies substantially on our technical innovation in fields in which there are many current patent filings. Trimble recognizes that as new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to withdraw products from the market, take a license from such patent holders, or redesign our products. Trimble does not believe any of its products currently infringe patents or other proprietary rights of third parties, but we cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on Trimble's revenues or profitability. (See also Note 10 to the Condensed Consolidated Financial Statements).

     Trimble's future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. In some of our markets -- for example, Land Survey and GIS where we currently have a market leadership position, a delay in new product introductions could have a significant impact on our results of operations. No assurance can be given that we will not incur problems in the future in innovating and introducing new products.

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

     Trimble currently enjoys strong relationships with a few key customers. An increasing amount of our revenue is generated from large OEMs such as Philips VDO, Nortel, Caterpillar, CNH Global (formerly Case Corporation), and others. A reduction or loss of business with these customers could have a material adverse effect on our financial condition and results of operations. There can be no assurance that Trimble will be able to continue to realize value from these relationships in the future.

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

     Trimble has certain products that are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all aviation products. Also, Trimble's products that use integrated radio communication technology require an end-user to obtain licensing from the Federal Communications Commission (FCC) for frequency-band usage. During the fourth quarter of 1998, the FCC temporarily suspended the issuance of licenses for certain of our Real-time Kinematic products because of interference with certain other users of similar radio frequencies. An inability or delay in obtaining such certifications or delays of the FCC could have an adverse effect on our operating results.

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

     Navstar satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 27 satellites in place, some have already been in place for 11 years and have an average age of 6 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. However, a 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access for civilian use has a solid foundation in law. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products could have a material adverse effect on Trimble's financial results. For example, in 1995, certain European government organizations expressed concern regarding the susceptibility of GPS equipment to intentional or inadvertent signal interference. Such concern could translate into reduced demand for GPS products in certain geographic regions in the future.

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

Market Interest Rate Risk

     Short-term Investments Owned by the Company. As of March 31, 2000, Trimble had short-term investments of $54.9 million. These short-term investments consisted of $53.8 million of highly liquid investments, with original maturities at the date of purchase between three and twelve months and a $1.1 million liquid investment with an original maturity at the date of purchase of 18 months. (See Note 2 to the Condensed Consolidated Financial Statements) These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at March 31, 2000, would cause the fair value of these short-term investments to decline by an immaterial amount. Because Trimble has the ability to hold these investments until maturity, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     Outstanding Debt of the Company. As of March 31, 2000, Trimble had outstanding long-term debt of approximately $30.0 million of subordinated promissory notes at a fixed interest rate of 10 percent. The interest rate of these instruments is fixed. A hypothetical 10 percent decrease in the interest rates would not have a material impact on Trimble. Increases in interest rates could, however, increase interest expense associated with future borrowings of Trimble, if any. We do not currently hedge against interest rate increases.

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

     The following table provides information about Trimble's foreign exchange forward contracts outstanding as of March 31, 2000:


                                          Foreign                 Contract Value             Fair Value
                       Buy/           Currency Amount                  USD                     in USD
     Currency          Sell           (in thousands)              (in thousands)           (in thousands)
--------------------  --------   --------------------------   -----------------------   ---------------------
YEN                     Buy                         36,000                     $ 334                   $ 353
YEN                    Sell                        426,000                   $ 4,066                 $ 4,174
NZD                     Buy                          4,150                   $ 2,070                 $ 2,077
EURO                    Buy                            680                     $ 692                   $ 652
EURO                   Sell                          2,895                   $ 2,900                 $ 2,774
Sterling                Buy                           1360                   $ 2,164                 $ 2,165


         * The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by Trimble's management, should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                                                                        Page
                                                                       Number
        A.  Exhibits

            27.1     Financial Data Schedule for the quarters ended
                     March 31, 2000 and April 2, 1999                     24


        B.  Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)



By:     /s/Mary Ellen Genovese
         Mary Ellen Genovese
        (Vice President Finance, and Chief Financial Officer and
         Corporate Controller)



DATE:  May 5, 2000