Form 10-Q
period 2000-06-30
TRIMBLE NAVIGATION LTD /CA/
filed 2000-08-04
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from____to____

                         Commission File Number 0-18645

                           TRIMBLE NAVIGATION LIMITED
             (Exact name of registrant as specified in its charter)

                  California                                94-2802192
   ---------------------------------------------     --------------------------
  (State or other jurisdiction of incorporation       (I.R.S. Employer
   or organization)                                    Identification No.)

   645 North Mary Avenue, Sunnyvale, CA                         94088
  -----------------------------------------------     -------------------------
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

                  Yes      X                No

         As of June 30, 2000, there were 23,362,535 shares of Common Stock (no par value) outstanding

                           TRIMBLE NAVIGATION LIMITED

                                      INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
                                                                          ------

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets -
                June 30, 2000 and December 31, 1999                           3

                Condensed Consolidated Statements of Operations -
                Three and Six Months ended June 30, 2000 and July 2, 1999     4

                Condensed Consolidated Statements of Cash Flows -
                Three and Six Months ended June 30, 2000 and July 2, 1999     5

                Notes to Condensed Consolidated Financial Statement        6-15

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       16-27

     Item 3.    Quantitative and Qualitative Disclosure of Market Risk    28-29

PART II. OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders           30


     Item 6.   Exhibits and Reports on Form 8-K                              31


SIGNATURES                                                                   32

   PART I. FINANCIAL INFORMATION
   Item 1. FINANCIAL STATEMENTS


                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,          December 31,
                                                                           2000                1999
   -------------------------------------------------------------------------------------------------------
   (In thousands)                                                       (Unaudited)
    ASSETS
    Current assets:
        Cash and cash equivalents                                            $ 94,438            $ 49,264
        Short term investments                                                 24,900              52,728
        Accounts and other receivable, net                                     45,651              36,005
        Inventories                                                            19,042              16,435
        Other current assets                                                    3,881               4,510
                                                                      ----------------  -----------------
            Total current assets                                              187,912             158,942

        Net property and equipment                                             11,660              12,333
        Intangible assets                                                       1,135               1,238
        Deferred income taxes                                                     350                 387
        Other assets                                                            8,541               8,851
                                                                      ----------------   -----------------
            Total assets                                                    $ 209,598           $ 181,751
                                                                      ================   =================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
        Current portion of long-term debt                                         $ -             $ 1,388
        Accounts payable                                                       12,438              11,710
        Accrued compensation and benefits                                       8,295               7,011
        Accrued liabilities                                                    14,520              14,091
        Accrued liabilities related to disposal of
           General Aviation                                                     1,389               2,212
        Accrued warranty expense                                                5,989               5,786
        Income taxes payable                                                    2,343               2,983
        Deferred gain on sale of assets                                         1,953               1,953
                                                                      ----------------   -----------------
            Total current liabilities                                          46,927              47,134
                                                                      ----------------   -----------------

    Noncurrent portion of long-term debt and other liabilities                 30,724              30,566
    Noncurrent portion of deferred gain on sale of assets                       2,279               3,255
                                                                      ----------------   -----------------
            Total liabilities                                                  79,930              80,955
                                                                      ----------------   -----------------

    Shareholders' equity:
        Common stock                                                          135,419             126,962
        Accumulated deficit                                                    (4,056)            (25,125)
        Accumulated other comprehensive loss                                   (1,695)             (1,041)
                                                                      ----------------   -----------------
            Total shareholders' equity                                        129,668             100,796
                                                                      ----------------   -----------------
            Total liabilities and shareholders' equity                      $ 209,598           $ 181,751
                                                                      ================   =================

   See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                           Six Months Ended
                                                 June 30,              July 2,             June 30,               July 2,
                                                   2000                  1999                2000                  1999
------------------------------------------------------------------------------------   -----------------------------------------
(In thousands, except per share data)
 Total revenue                                         $ 71,264            $ 70,839            $ 136,404              $ 139,609
                                            --------------------   -----------------   ------------------   --------------------

 Operating expenses:
     Cost of sales                                       29,379              33,228               57,474                 66,431
     Research and development                             9,182               9,444               18,059                 17,951
     Sales and marketing                                 14,033              13,972               26,679                 27,276
     General and administrative                           6,647               8,630               12,947                 18,653
                                            --------------------   -----------------   ------------------   --------------------
          Total operating expenses                       59,241              65,274              115,159                130,311
                                            --------------------   -----------------   ------------------   --------------------
 Operating income                                        12,023               5,565               21,245                  9,298
                                            --------------------   -----------------   ------------------   --------------------
 Nonoperating income (expense):
     Interest income                                      1,725                 694                3,206                  1,385
     Interest expense                                      (858)               (845)              (1,709)                (1,701)
     Other income (expenses), net                           840                  64                  668                     42
                                            --------------------   -----------------   ------------------   --------------------
                                                          1,707                 (87)               2,165                   (274)
                                            --------------------   -----------------   ------------------   --------------------

 Income before income taxes                              13,730               5,478               23,410                  9,024
 Income tax provision                                     1,373                 822                2,341                  1,354
                                            --------------------   -----------------   ------------------   --------------------
 Net income                                            $ 12,357             $ 4,656             $ 21,069                $ 7,670
                                            ====================   =================   ==================   ====================

                                            --------------------   -----------------   ------------------   --------------------
 Basic net income per share                              $ 0.53              $ 0.21               $ 0.92                 $ 0.34
                                            ====================   =================   ==================   ====================
 Shares used in calculating basic
      income per share                                   23,157              22,319               23,003                 22,290
                                            ====================   =================   ==================   ====================

                                            --------------------   -----------------   ------------------   --------------------
 Diluted net income per share                            $ 0.48              $ 0.20               $ 0.83                 $ 0.34
                                            ====================   =================   ==================   ====================
 Shares used in calculating diluted
      income per share                                   25,839              22,769               25,491                 22,437
                                            ====================   =================   ==================   ====================




See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                              June 30,                July 2,
                                                                                2000                   1999
-------------------------------------------------------------------------------------------------------------------
(In thousands)
 Net cash provided by operating activities                                         $ 11,665                $ 9,465
                                                                          ------------------     ------------------
 Cash flow from investing activities:
      Purchase of short term investments                                             (6,320)                (7,374)
      Maturities of short term investments                                           24,898                    752
      Sales of short term investments                                                 9,250                      -
      (Purchase)/sale of equity investments/loans, net                                  475                      -
      Acquisition of property and equipment                                          (2,497)                (3,105)
      Capitalized patent expenditures                                                  (401)                  (523)
                                                                          ------------------     ------------------
         Net cash provided by (used) in investing activities                          25,405                (10,250)
                                                                          ------------------     ------------------
 Cash flow from financing activities:
      Issuance of common stock                                                        8,457                  1,948
      Collections of notes receivable                                                   973                    484
      (Payment)/proceeds from long-term debt and revolving
        credit facilities, net                                                       (1,326)                (1,332)
                                                                          ------------------     ------------------
        Net cash provided by financing activities                                     8,104                  1,100
                                                                          ------------------     ------------------

 Net increase in cash and cash equivalents                                           45,174                    315

 Cash and cash equivalents -- beginning of period                                    49,264                 40,865
                                                                          ------------------     ------------------
 Cash and cash equivalents -- end of period                                        $ 94,438               $ 41,180
                                                                          ==================     ==================

 Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                                                      $ 795                  $ 751
        Income taxes, net of refunds                                                $ 2,835                   $ 41



See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

     The condensed consolidated financial statements for the three and six months ended June 30, 2000, and July 2, 1999, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Trimble's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     In those resulting fiscal years that have 53 weeks, one quarter of the fiscal year will have 14 weeks and the Company will record an extra week of revenues, costs and related financial activity. Therefore, the financial results of those fiscal years, and the associated quarter, having the extra week, will not be exactly comparable to the prior and subsequent 52-week fiscal years, and the associated quarters having only 13 weeks. Thus, due to the inherent nature of a 52-53 week fiscal year, the Company, analysts, shareholders, investors and others will have to make appropriate adjustments to any analysis performed when comparing the Company's activities and results in fiscal years that contain 53 weeks, to those that contain only the standard 52 weeks. The next 53 week year will be fiscal year 2002.

     The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 29, 2000.

NOTE 2 - Cash Equivalents, Short Term Investments:

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

     At June 30, 2000, investments with scheduled maturities within one year were $23.8 million and for maturities between one to three years were $1.1 million. At December 31, 1999, investments with scheduled maturities within one year were $50.2 million and for maturities between one to three years were $2.5 million.

NOTE 3 - Inventories:

     Inventories consist of the following:


                                      June 30,              December 31,
                                        2000                    1999
----------------------------------------------------------------------------
(In thousands)

Raw materials                             $ 5,345                   $ 2,582
Work-in-process                             1,867                     2,232
Finished goods                             11,830                    11,621
                                    --------------       -------------------
                                         $ 19,042                  $ 16,435
                                    --------------       -------------------

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

     The original estimated loss on the disposal of the discontinued operation in fiscal 1998 was $19.9 million, but was adjusted in March 1999 for certain product lines that were later retained. The adjusted estimated loss on the disposal is $20.3 million. The original fiscal 1998 estimate included a write-off of net assets of $12.7 million and a provision of $7.2 million for costs of disposal, including severance costs, facility and certain other contractual costs, and anticipated operating losses through the estimated date of disposal. The adjusted fiscal 1999 estimate included the write-off of net assets of $12.7 million and a provision of $7.6 million for costs of disposal, including severance costs, facility and certain other contractual costs, and anticipated operating losses through the estimated date of disposal.

     As of June 30, 2000, Trimble has a remaining provision of $1.4 million, which includes $600,000 for the estimated remaining operating losses for service and warranty support and remaining severance costs, and $800,000 for facility and certain other contractual costs.

NOTE 5 - Restructuring Charge:

     In fiscal 1998, Trimble recorded restructuring charges totaling $10.3 million in operating expenses.

     These charges were a result of Trimble's reorganization activities, through which the Company downsized its operations, including reducing headcount and facilities space usage, and canceled its enterprise-wide information system project and certain research and development projects. The impact of these decisions was that significant amounts of Trimble's fixed assets, prepaid expenses, and purchased technology had been impaired and certain liabilities incurred. Trimble wrote down the related assets to their net realizable values and made provisions for the estimated liabilities.

     The activity in fiscal 2000, 1999 and 1998 related to the restructuring charges and the amounts remaining at June 30, 2000 on the balance sheet are as follows (in thousands):

                                 Total
                               charged to    Amounts paid/       Amounts paid/        Amounts paid/           Remaining in
                               expense in     written off         written off          written off         accrued liabilites
                              fiscal 1998    in fiscal 1998      in fiscal 1999      in fiscal 2000        as of June 30, 2000
                              ------------- -------------------  -----------------  ------------------  --------------------------
Employee termination benefits      $ 2,864            $ (1,200)            $ (371)                $ -                     $ 1,293
Facility space reductions            1,061                   -             (1,053)                 (8)                          -
ERP system abandonment               6,360              (4,895)            (1,465)                  -                           -
                              ------------- -------------------  -----------------  ------------------  --------------------------
     Subtotal                     $ 10,285            $ (6,095)          $ (2,889)               $ (8)                    $ 1,293
                              ============= ===================  =================  ==================  ==========================

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

     The table on the following page presents revenues, operating income, and identifiable assets by Trimble's two Business Units. There is no recognition of inter-Business Unit sales or transfers. Operating income is net sales less operating expenses, excluding general corporate expenses, interest income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker (CODM) views by industry market are accounts receivable and inventory. Trimble does not report depreciation and amortization or capital expenditures by industry markets to the CODM.


                                     ----------------------------------------     -----------------------------------------
                                               Three Months Ended                             Six Months Ended
                                                  June 30, 2000                                June 30, 2000
                                     ----------------------------------------     -----------------------------------------
                                                 (in thousands)                                (in thousands)
                                     ----------------------------------------     -----------------------------------------
                                          PPG          MTT         Total              PPG          MTT          Total
                                     ----------------------------------------     -----------------------------------------
External net revenue                      $ 45,457     $ 25,807     $ 71,264          $ 86,005     $ 50,399      $ 136,404
Operating profit before corporate
  allocations                               15,443        4,282       19,725            29,333        8,947         38,280
Corporate allocations (1)                   (5,808)      (2,580)      (8,388)          (11,616)      (5,159)       (16,775)
                                     ----------------------------------------     -----------------------------------------
Operating profit                           $ 9,635      $ 1,702     $ 11,337          $ 17,717      $ 3,788       $ 21,505

                                                                                  -----------------------------------------
                                                                                                   As of
                                                                                               June 30, 2000
                                                                                  -----------------------------------------
                                                                                               (in thousands)
                                                                                  -----------------------------------------
Assets:                                                                               PPG          MTT          Total
                                                                                  -----------------------------------------
   Accounts recievable (2)                                                            $ 35,326     $ 21,200       $ 56,526
    Inventory                                                                            5,664        8,514         14,178

                                     ----------------------------------------     -----------------------------------------
                                               Three Months Ended                             Six Months Ended
                                                  July 2, 1999                                  July 2, 1999
                                     ----------------------------------------     -----------------------------------------
                                                 (in thousands)                                (in thousands)
                                     ----------------------------------------     -----------------------------------------
                                          PPG          MTT         Total              PPG          MTT          Total
                                     ----------------------------------------     -----------------------------------------
External net revenue                      $ 41,581     $ 29,258     $ 70,839          $ 84,147     $ 55,462      $ 139,609
Operating profit before corporate
  allocations                               13,510        4,347       17,857            27,895        7,672         35,567
Corporate allocations (1)                   (6,165)      (2,872)      (9,037)          (12,351)      (5,363)       (17,714)
                                     ----------------------------------------     -----------------------------------------
Operating profit                           $ 7,345      $ 1,475      $ 8,820          $ 15,544      $ 2,309       $ 17,853

                                                                                  -----------------------------------------
                                                                                                   As of
                                                                                             December 31, 1999
                                                                                  -----------------------------------------
                                                                                               (in thousands)
                                                                                  -----------------------------------------
Assets:                                                                               PPG          MTT          Total
                                                                                  -----------------------------------------
   Accounts recievable (2)                                                            $ 29,205     $ 20,204       $ 49,409
    Inventory                                                                            6,720        9,715         16,435


-----------------------------------------------------------------------------------------------

(1)  For the three and six months ended June 30, 2000 and July 2, 1999, the Company determined the amount of corporate  allocations  charged to each of its Business  Units based on a percentage of the Business Units' monthly revenue,  gross profit, and controllable  spending  (research and  development,  marketing,  and general and administrative).

(2) As presented, the accounts receivable number excludes cash in advance and reserves, which are not allocated between Business Unit segments.


     The  following  are   reconciliations   corresponding   to  totals  in  the
accompanying consolidated financial statements (in thousands):

                                                                 Three Months Ended                   Six Months Ended
                                                           June 30,             July 2,         June 30,          July 2,
Revenues:                                                    2000                1999             2000              1999
--------------------------------------------------------------------------------------------- ---------------------------------
Total for reportable markets                                   $ 71,264             $ 70,839      $ 136,404          $ 139,609
                                                        ================   ================== ==============  =================

Operating profit:
--------------------------------------------------------
Total for reportable markets                                   $ 11,337              $ 8,820       $ 21,505           $ 17,853
Unallocated corporate expenses                                      686               (3,255)          (260)            (8,555)
                                                        ----------------   ------------------ --------------  -----------------
     Income before income taxes                                $ 12,023              $ 5,565       $ 21,245            $ 9,298
                                                        ================   ================== ==============  =================


                                                                                                           As of
                                                                                              ---------------------------------
                                                                                                June 30,        December 31,
Assets:                                                                                           2000              1999
--------------------------------------------------------                                      --------------  -----------------
Accounts receivable total for reportable markets                                                   $ 56,526           $ 49,409
Unallocated (1)                                                                                     (10,875)           (13,404)
                                                                                              --------------  -----------------
   Total                                                                                           $ 45,651           $ 36,005
                                                                                              ==============  =================

Inventory total for reportable markets                                                             $ 14,178           $ 16,435
Common inventory (2)                                                                                  4,864                  -
                                                                                              --------------  -----------------
   Net inventory                                                                                   $ 19,042           $ 16,435
                                                                                              ==============  =================



--------------------------------------------------------------------------
(1) Includes cash in advance and reserves that are not allocated by segment.

(2) Consists of inventory that is common between the Business Unit segments. Parts can be used by either segment.

NOTE 7 - Comprehensive Income (Loss):

         The components of other comprehensive income (loss), net of related tax include:

                                                               Three Months Ended                     Six Months Ended
                                                         June 30,           July 2,             June 30,           July 2,
                                                           2000               1999                2000              1999
------------------------------------------------------------------------------------------    ----------------------------------
(In thousands)
Net unrealized gain (loss) on short-term investments              22                  (45)               86                 (52)
Cummulative foreign currency translation adjustments            (434)                 (90)             (740)               (203)
                                                       --------------  -------------------    --------------  ------------------
Other comprehensive loss                                      $ (412)              $ (135)           $ (654)             $ (255)
                                                       ==============  ===================    ==============  ==================

     Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments. The components of accumulated other comprehensive income (loss), net of related tax include:


                                                  June 30,         December 31,
                                                    2000               1999
--------------------------------------------------------------  ---------------
(In thousands)

Net unrealized gains on short-term investments          $ (37)         $ (123)
Cummulative foreign currency translation
   adjustments                                         (1,658)           (918)
                                                --------------  ---------------
Accumulated other comprehensive loss                 $ (1,695)       $ (1,041)
                                                ==============  ===============
NOTE 8 - New Accounting Standards:

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until the Company's first fiscal quarter of 2000. In June 2000, the SEC issued SAB 101B "Second Amendment:
Revenue Recognition in Financial Statements," which delays the implementation of SAB 101 until the Company's fourth fiscal quarter of 2000. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25, and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective beginning July 1, 2000, and certain conclusions in FIN 44 cover specific events occurring after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 9 - Earnings Per Share:

         The following table sets forth the computation of Trimble's basic and diluted earnings per share:

                                                                 Three Months Ended               Six Months Ended
                                                              June 30,         July 2,        June 30,         July 2,
                                                                2000             1999           2000            1999
------------------------------------------------------------------------------------------  ------------------------------
(In thousands, except per share amounts)
Numerator:
    Income available to common shareholders used in
       basic and diluted income per share                        $ 12,357         $ 4,656        $ 21,069         $ 7,670
                                                            ==============   =============  ==============  ==============
Denominator:
     Weighted-average number of common
        shares used in calculating basic income per share          23,157          22,319          23,003          22,290

     Effect of dilutive securities:
          Common stock options                                      2,382             413           2,213             147
          Common stock warrants                                       300              37             275               -
                                                            --------------   -------------  --------------  --------------
     Weighted-average number of common
         shares and dilutive potential common shares
        used in calculating diluted income per share               25,839          22,769          25,491          22,437
                                                            ==============   =============  ==============  ==============

 Basic income per share                                            $ 0.53          $ 0.21          $ 0.92          $ 0.34
                                                            ==============   =============  ==============  ==============

 Diluted income per share                                          $ 0.48          $ 0.20          $ 0.83          $ 0.34
                                                            ==============   =============  ==============  ==============

NOTE 10 - Contingencies:

     Pending Matters. On November 12, 1998, the Company brought suit in district court in San Jose, California, against Silicon RF Technology, Inc. (SiRF) for alleged patent infringement of three Trimble patents. Trimble and SiRF are in the process of finalizing the details of a negotiated settlement, which includes cross licensing of technology.

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

     The Company believes that the ultimate liability of the Company as a result of all such disputes, if any, would not be material to its overall financial position, results of operations, or liquidity.

NOTE 11 - Subsequent Event:

     Effective as of July 14, 2000, Trimble completed the acquisition of the Spectra Precision wholly owned businesses formerly owned by Thermo Electron Corporation ("Thermo Electron"), collectively known as the "Spectra Precision Group" for an aggregate purchase price of approximately $294 million, which is subject to a final adjustment in the purchase price as provided for in the acquisition agreements. The acquisition includes 100% of the stock of Spectra Precision Inc., a Delaware corporation, Spectra Precision SRL, an Italian corporation, Spectra Physics Holdings GmbH, a German corporation, and Spectra Precision BV, a Netherlands corporation. The acquisition also consists of certain assets and liabilities of Spectra Precision AB, a Swedish corporation, including 100% of the shares of Spectra Precision SA, a French corporation, Spectra Precision Scandinavia AB, a Swedish corporation, Spectra Precision of Canada Ltd., a Canadian corporation, and Spectra Precision Handelsges mbH, an Austrian corporation.

     The acquisition will be accounted for as a purchase for accounting purposes; accordingly, Trimble's consolidated results of operations will include the operating results of the Spectra Precision Group subsequent to the effective acquisition date. The acquisition was financed with $80 million in seller subordinated debt, $140 million of cash provided through a syndicate of banks, and $74 million of the Company's available cash on hand. (See further discussions below under "Acquisition Financing".) The Company acquired approximately $133 million of identifiable intangible assets as part of the acquisition which the Company expects to amortize over various time periods ranging from 5 to 10 years and expects to record approximately $81 million of goodwill due to the acquisition which will be amortized over 20 years. The Company also expects to incur $7 to $8 million of costs and expenses in connection with the acquisition.

     Revenues for the Spectra Precision Group for the last six months ended
June 30, 2000, were approximately $117 million. The operations of Spectra Precision after integration will be combined with current Trimble revenues.

Acquisition Financing:

     In order to finance the acquisition of the Spectra Precision Group, fund the Company's on-going working capital requirements, and pay related fees and expenses of the acquisition, Trimble (i) obtained a new senior secured credit facility, (ii) issued an $80 million subordinated seller promissory note, (iii) terminated its existing $50 million unsecured revolving credit facility and (iv) prepaid its existing $30 million outstanding subordinated promissory notes, as briefly summarized below.

 o New Credit Facilities: In July 2000, ABN AMRO Bank, N.V. led a syndicate of banks which underwrote $200 million of new senior, secured credit facilities for the Company (the "New Credit Facilities") to support the acquisition of the Spectra Precision Group and to refinance certain existing debt. The New Credit Facilities are comprised of a $50 million 3-year U.S. dollar only revolver; a $50 million 3-year multi-currency revolver; and a $100 million 5-year term loan. Pricing for any borrowings under the New Credit Facilities is fixed for the first 6 months at LIBOR plus 275 basis points and is thereafter tied to a formula, based on the Company's leverage ratio (which is defined as all outstanding debt (excluding the seller subordinated note) over EBITDA). Trimble immediately used approximately $170 million available under the New Credit Facilities to fund the acquisition of the Spectra Precision Group. $30 million was used to pay off the principal portion of Company's existing subordinated notes to John Hancock (as described below) and $140 million was paid in cash to the seller. The balance of the $294 million aggregate purchase price was paid by the Company with $74 million of excess available cash on hand and an $80 million subordinated seller note was issued to effect the acquisition. The New Credit Facilities are secured by all material tangible and intangible assets of the Company, subject to foreign tax considerations. If Trimble is able to achieve and maintain a leverage ratio (Debt/EBITDA) of 2.0x or less for four consecutive quarters, the security for the New Credit Facilities will be released. Financial covenants of the New Credit Facilities include leverage, fixed charge, and minimum net worth tests. In addition, Trimble is restricted from paying dividends under the terms of the New Credit Facilities.

 o New Seller Promissory Note: The $80 million promissory note issued by the Company to the seller is subordinated to the New Credit Facilities and carries a 10% coupon, payable in cash or additional seller paper at the Company's option. The subordinated seller note has a stated two year maturity, but carries an automatic maturity deferral provision which effectively extends the maturity date to that date on which Trimble is allowed to repay the note without triggering a default under the New Credit Facilities. The New Credit Facilities allow Trimble to repay the seller note at any time (in part or in whole), provided that (a) Trimble's leverage ratio (Debt (excluding the seller note)/EBITDA) prior to such repayment is less than 1.0x and (b) after giving effect to such repayment Trimble would have (i) a leverage ratio (Debt (excluding any remaining portion of the seller note)/EBITDA) of less than 2.0x and (ii) cash and unused availability under the revolvers of the New Credit Facilities of at least $35 million. Although the subordinated seller note will carry certain limited covenants and defaults, the seller will be barred in the event of default from pursuing such rights and remedies for the stated maturity of the New Credit Facilities (i.e., a five-year standstill). The New Credit Facilities also prohibit cash payments of interest or principal on the subordinated seller note during a period of default.

 o Prepayment of Existing $30 million Subordinated Notes: In June 1994, Trimble issued $30 million of subordinated promissory notes to John Hancock bearing interest at an annual rate of 10%, with principal and interest due on June 15, 2001. Interest payments under such notes were due monthly in arrears. The notes were subordinated to the Company's senior debt, which was defined as all pre-existing indebtedness for borrowed money and certain future indebtedness for borrowed money (including, subject to certain restrictions, secured bank borrowings and borrowed money for the acquisition of property and capital equipment) and trade debt incurred in the ordinary course of business. In order to effect the acquisition of the Spectra Precision Group and as part of obtaining the New Credit Facilities, Trimble prepaid all such outstanding long-term note obligations to John Hancock for a total of $31,069,108, which consisted of $30 million in principal, $183,333 in accrued interest and $885,775 as a prepayment penalty. Pursuant to the terms of such original notes, any prepayment of any portion of the outstanding principal required Trimble to pay additional amounts if U.S. Treasury obligations of a similar maturity exceed a specified yield.

 o   Termination of Existing $50 million Unsecured  Revolving Credit Facility:
     In August 1997, Trimble entered into a three-year, $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). The existing Credit Agreement enabled Trimble to borrow up to $50,000,000, provided that certain financial and other covenants were met. In October 1999, Trimble and the lenders agreed to change and amend certain covenants for the life of the loan, which was set to expire in August of 2000. The Credit Agreement was also subsequently modified to include Trimble's prior separate $5,000,000 line of credit and to simplify the entire arrangement. The Credit Agreement required the payment of a commitment fee of 0.25% of the available amount and any borrowings under such Credit Agreement bore interest at the following rates: 1% over LIBOR if the total funded debt to EBITDA were less than or equal to 1.0x, or 0.3%; 1.25% over LIBOR if such ratio were greater than 1.0x and less than or equal to 2.0x, or 0.4%; and 1.75% over LIBOR if such ratio were greater than 2.0x. In addition to borrowing at the specified LIBOR rate, Trimble also had the additional right to borrow under the Credit Agreement with interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. Trimble never made any borrowings under such $50,000,00 unsecured revolving portion of the Credit Agreement, but had issued certain letters of credit amounting to approximately $1.2 million. In order to effect the acquisition of the Spectra Precision Group, in July 2000 Trimble completely terminated this Credit Agreement in favor of obtaining the New Credit Facilities described above.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT BUSINESS DEVELOPMENTS

     Effective as of July 14, 2000, completed the acquisition of the Spectra Precision wholly owned businesses formerly owned by Thermo Electron Corporation ("Thermo Electron"), collectively known as the "Spectra Precision Group" for an aggregate purchase price of approximately $294 million, which is subject to a final adjustment in the purchase price as provided for in the acquisition agreements. The increase of $14 million from the previously announced estimated purchase price is a result of adjustments to net working capital and net debt from a reference balance sheet, made pursuant to the terms of the original Agreement and Plan of Acquisition signed on May 11, 2000 by and among Trimble, the Spectra Precision Group and Thermo Electron. The acquisition includes 100% of the stock of Spectra Precision Inc., a Delaware corporation, Spectra Precision SRL, an Italian corporation, Spectra Physics Holdings GmbH, a German corporation, and Spectra Precision BV, a Netherlands corporation. The acquisition also consists of certain assets and liabilities of Spectra Precision AB, a Swedish corporation, including 100% of the shares of Spectra Precision SA, a French corporation, Spectra Precision Scandinavia AB, a Swedish corporation, Spectra Precision of Canada Ltd., a Canadian corporation, and Spectra Precision Handelsges mbH, an Austrian corporation. (See the "Liquidity and Capital Resources" section of this Item 2 for a description of how this acquisition was financed.)

     Spectra Precision products measure distances very accurately by means of a light beam. A laser uses energy from a power source to stimulate a particular type of material, which creates and emits photons (i.e., light). The light emitted by lasers is more intense and has higher purity than the light emitted by conventional light sources. These characteristics enable applications in several broad markets. The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application are wavelength (color), output power, repetition rate, cost and operating life.

     The Spectra Precision Group develops instruments and systems that provide positioning solutions for four major customer applications:

1. Surveying -- Spectra Precision AB is a leading supplier of surveying and positioning systems based on both optical measurement and GPS technology. Products are used in highway construction, site development and other infrastructure development projects.

2. Construction Site Positioning -- The Spectra Precision Group is a leading supplier of laser-based positioning instruments which permit the accurate alignment of foundations, sewers, walls, floors and ceilings.

3. Construction and Agricultural Machine Control -- The Spectra Precision Group is a leading supplier of laser systems which correctly position and control heavy construction equipment in construction site preparation, highway construction and agricultural land leveling.

4. Software -- Spectra Precision Software Inc., a subsidiary of Spectra Precision, Inc., is a leading developer of three-dimensional land modeling software for the civil engineering, surveying, construction, GIS and photogrammetry industries.

* The Company expects that the acquisition of the Spectra Precision Group will strengthen Trimble's position as a leading provider of positioning solutions worldwide. The acquisition also gives Trimble one of the most comprehensive product portfolios in the industry, strengthens its distribution network, and serves as a platform for future growth. The complementary product lines and technologies of Trimble and Spectra Precision Group, should allow the combined Company to become a leader in the Architecture/Engineering/Construction (A/E/C), Agriculture, and Asset Management market segments of the positioning solution industry. There is very little overlap between each of the companies product offerings. In addition, the Spectra Precision Group's well-established and extensive distribution network should extend Trimble's reach into new segments of its target market segments both domestically and internationally.

     Trimble's current strategy is to focus on leveraging existing technologies, distribution, and marketing resources and identifying and taking advantage of synergies between the companies. The Company's initial priorities for the combined entities are centered around the alignment of distribution channels, definition of basic corporate organization, reporting and structure, branding and imaging of the company and products. At the present time, there are no immediate plans to integrate the manufacturing of Trimble with those of the Spectra Precision Group.

* As part of the acquisition, Trimble has identified approximately $15 to $20 million of potential cost reductions which could be achieved over the next two to three years; however, the Company is still in the early stages of combining Trimble and Spectra Precision Group and this involves certain inherent risks, including: the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value; diversion of management's attention; difficulties in coordinating the management of operations at new sites; and the possible loss of key employees of acquired operations. The Company's profitability may suffer if we are unable to successfully integrate and manage this acquisition, or if we do not generate sufficient revenue to offset the increased expenses associated with this acquisition.

* With the acquisition of Spectra Precision Group Trimble continues to target a number of specific markets, based on end-user applications. The markets that we currently target are Architecture/Engineering/Construction, Asset Management and Tracking, Agriculture, and GPS Component Technology. We believe that by adding application-specific features and functionality to our core GPS, optical, and laser technology we can deliver value-added products and enhance
productivity       in       our       targeted       markets.       In       the
Architecture/Engineering/Construction market, we focus on centimeter positioning, data collection management, wireless communication, and machine guidance and control. In the Asset Management and Tracking market we focus on asset tracking, fleet management, intelligent transportation systems, and public safety through integration of our technologies, information technology and wireless communication. In the Agriculture market we focus on precise machine guidance, yield monitoring, and variable rate application of fertilizer and chemicals. In the GPS Component market segment we integrate our GPS technology into various applications (automotive navigation, timing systems, commercial avionics, and military systems) for various OEMs. We intend to continue to leverage our GPS, optical, and laser component technology directly to Original Equipment Manufacturers (OEMs) for integration into various applications.

     We look to establish and sustain our leadership position in each of these markets by offering products that are differentiated through software, firmware, customized user interfaces, and quality service and support. Where feasible, we emphasize application-specific systems that solve end-user problems in its targeted market segments.

RESULTS OF OPERATIONS

Revenues

     Revenue from Trimble's operations for the three and six months ended June 30, 2000 were $71,264,000 and $136,404,000 respectively, compared with $70,839,000 and $139,609,000 in the corresponding periods in fiscal 1999. The table below breaks out Trimble's revenues by business unit:

                                               Three Months Ended                             Six Months Ended
                                  ---------------------------------------------  --------------------------------------------
                                    June 30,         July 2,       Increase/       June 30,        July 2,       Increase/
                                      2000            1999         (Decrease)        2000            1999        (Decrease)
-------------------------------------------------------------------------------  --------------------------------------------
(In thousands)
 Precision Positioning Group           $ 45,457        $ 41,581             9%       $ 86,005        $ 84,147             2%
 Mobile and Timing Technologies          25,807          29,258           (12%)        50,399          55,462            (9%)

                                  --------------  --------------  -------------  -------------   -------------  -------------
 Total                                 $ 71,264        $ 70,839             1%      $ 136,404       $ 139,609            (2%)
                                  --------------  --------------  -------------  -------------   -------------  -------------

Precision Positioning Group

     The Precision Positioning Group revenues increased by 9% for the three months ended June 30, 2000, as compared with corresponding period in fiscal 1999. The increase is due to the following:

     o An increase in agricultural market revenues, a result of maturing distribution channel and geographical expansion.

     o Growth in demand for Mapping products, especially our new GEO Explorer III used for GIS data collection and data maintenance.

     o Strong growth in Asia for Surveying products.

     The Precision Positioning Group revenues increased by 2% for the six months ended June 30, 2000, as compared with corresponding period in fiscal 1999. The increase is due to the following:

     o Growth in demand for Agriculture and Mapping products, particularly in Asia and Europe.

Mobile and Timing Technologies

     Mobile and Timing Technologies revenues for the three and six months ended June 30, 2000 decreased 12% and 9% respectively, as compared with corresponding period in 1999. The decrease is due to the following:

     o Asset management and tracking revenues were down due to the continued delivery problems related to critical part shortages in our supply chain.

     o Trimble's decision to exit the commercial marine business in the fourth quarter of 1998 and the sale of the last of such products in the second quarter of 1999.

     o These decreases were partially offset by increased demand in our timing and military markets.

Revenues outside the U.S.

* Sales to unaffiliated customers in locations outside the U.S. comprised approximately 54% and 49% of the Company's revenues in the first six months of fiscal 2000 and 1999, respectively. During the first six months of 2000, Trimble experienced strong demand in Asia, Europe, and South and Central America. Trimble anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue. For this reason, Trimble is subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, and on May 1, 2000 eliminated the use of Selective Availability
(SA) -- a method of degrading GPS accuracy -- there may be a reluctance in certain foreign markets to purchase products based on GPS technology, given the control of GPS by the U.S. Government. Trimble's results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.

Gross Margin

* Gross margin varies on a quarterly basis due to a number of factors, including product mix, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. Gross margin as a percentage of total product revenues was 59% and 58% for the three and six month periods ending June 30, 2000 as compared with 53% and 52% in the corresponding 1999 periods. The increase in gross margin percentages is primarily due to favorable product mix for the quarter of Precision Positioning Group products, which yield higher margins due to integration of software and wireless communications. In addition, gross margins for the first six months of fiscal 2000 were favorably impacted by the cost benefits of outsourcing our manufacturing. Because of product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margins cannot be assured.

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

Operating Expenses

     The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                          Three Months Ended                                  Six Months Ended
                             ----------------------------------------------    -----------------------------------------------
                                June 30,         July 2,        Increase/         June 30,         July 2,        Increase/
                                  2000             1999         (Decrease)          2000             1999         (Decrease)
------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Research and development            $ 9,182          $ 9,444            (3)%         $ 18,059         $ 17,951               1%
Sales and marketing                  14,033           13,972              0%           26,679           27,276             (2)%
General and administrative            6,647            8,630           (23)%           12,947           18,653            (31)%
                             ---------------  ---------------   -----------    ---------------  ---------------  -------------
     Total                         $ 29,862         $ 32,046            (7)%         $ 57,685         $ 63,880            (10)%
                             ---------------  ---------------   -----------    ---------------  ---------------  -------------

Research and Development

     Research and development expenses decreased in the three months ended June 30, 2000, as compared with the corresponding period in fiscal 1999 due to the following:

     o Decreases in our expenses of approximately $740,000 related to personnel, temporary help, and consulting.

     o Decreases in our depreciation expense of approximately $160,000.

     o Trimble's receipt of approximately $340,000 less from cost reimbursement funds for projects in 2000 as compared to 1999 partially offset decreases mentioned above.

     o  The  above  decreases  were  also  partially   offset  by  increases  of
     approximately $290,000 related to facility costs and other expenses.

     Research and Development expenses increased slightly in the six months ended June 30, 2000, as compared with the corresponding period in fiscal 1999 due to the following:

     o  Trimble's   receipt  of  approximately   $1.2  million  less  from  cost
     reimbursement funds for projects in 2000 as compared to 1999.

          oIncreases in our expenses of approximately $1.0 million related to facility, electronic parts, tooling, and other expenses.

          o  The  above   increases  were  partially   offset  by  decreases  of
          approximately $1.7 million related to personnel, temporary help, and consulting.

          o Also partially offsetting the increases was a decrease in our depreciation expense of approximately $400,000.

     The Company plans to continue its aggressive development of future products.

Sales and Marketing

     Sales and marketing expenses increased slightly for three months ended June 30, 2000, as compared with the corresponding period in fiscal 1999. The primary reason for the dollar increase in expenses from 1999 to 2000 is as follows:

          oIncreases in our expenses of approximately $360,000 related to personnel.

          o Increases in our expenses of approximately $160,000 related to facility and other expenses.

          o The above increases were partially offset by a decrease in sales commissions of approximately $370,000. The commissions were lower as a percentage of sales, due to the change in dealer structure for some of our product lines from commission dealers to buy/sell.

          o Also partially offsetting the increases was a decrease in our depreciation expense of approximately $90,000.

     Sales and marketing expenses decreased for the six months ended June 30, 2000, as compared with the corresponding period in fiscal 1999 due to the following:

          o Decreases in sales commissions of approximately $1.1 million. The commissions were lower as a percentage of sales, due to the change in dealer structure for some of our product lines from commission dealers to buy/sell.

          o Decreases in our depreciation expense of approximately $200,000.

          o The above decreases were partially offset by increases in our expenses of approximately $380,000 related to temporary help and consulting.

          o The above decreases were also partially offset by increases of approximately $320,000 related to facility costs and other expenses.

* Trimble's future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, and on our ability to continue to identify and exploit new markets for our products. In addition, we have encountered significant competition in selected markets, and we expect such competition to intensify as the market for GPS applications receives acceptance. Several of Trimble's competitors are major corporations with substantially greater financial, technical, and marketing resources. Increased competition may result in reduced market share for the Company and is likely to result in price reductions of GPS-based products, which could adversely affect Trimble's revenues and profitability.

General and Administrative

     General and administrative expenses decreased for the three and six months ended June 30, 2000, as compared with the corresponding periods for fiscal 1999. The primary reasons for the decreases are as follows:

          o Increases ofApproximately $1.3 million in the allowance for doubtful accounts in the first six months of fiscal 1999 related to customers in South America, which was not repeated in the first six months of fiscal 2000.

          o Trimble had decreases of approximately $1.6 million and $3.8 million respectively, in expenses for personnel, legal, equipment rental, facilities and other office supplies in the first three and six months of fiscal 2000 as compared to the first three and six months of fiscal 1999.

          o Trimble's receipt of $480,000 and $700,000 respectively of funds from subleases.

Nonoperating income(expense), net

     Nonoperating income (expense), net, includes interest income and expense, gains and losses on foreign currency transactions and also included during the quarter ended June 30, 2000, the Company recognized a gain of approximately $1.0 million on the sale of minority interest. This investment was accounted for under the cost method. The gain is included in other income for the three and six months ended June 30, 2000.

Income Taxes

     The Company's effective income tax rate from continuing operations for the three months ended June 30, 2000 and the six months ended June 30, 2000 was 10% as compared with the effective income tax rate from continuing operations of 15% for the corresponding periods in 1999. These rates are less than the federal statutory rate of 35% primarily due to the realization of the benefits from prior net operating losses and previously reserved deferred tax assets.

Inflation

     The effects of inflation on the Company's financial results have not been significant to date.

Liquidity and Capital Resources

* At June 30, 2000, Trimble had cash and cash equivalents of $94.4 million and $24.9 million in short-term investments. Trimble's cash and cash equivalents and short-term investments increased from the prior year, due to an increase in net income. Trimble's long-term debt consisted primarily of a $30.0 million note obligation to John Hancock due in 2001. We had no debt outstanding under our $50 million unsecured line of credit but had issued certain letters of credit as of June 30, 2000, amounting to approximately $1.2 million. Trimble has relied primarily on cash provided by operating and financing activities and net sales of short-term investments to fund capital expenditures, the repurchase of the Company's common stock, and other investing activities. Management believes that its cash, cash equivalents, and short-term investment balances, together with its new credit facility, will be sufficient to meet its anticipated operating cash needs for at least the next twelve months.

* For the six months ended June 30, 2000, the cash provided by operating activities was $11.7 million, as compared to cash provided of $9.5 million in the corresponding period in fiscal 1999. Cash provided by operating activities in fiscal 2000 arose from the Company's net income, plus depreciation and amortization and offset partially by increases in inventories and increases in accounts receivable. Trimble's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable, and the successful management of the Solectron manufacturing relationship.

     Cash provided by sales of common stock in fiscal year 2000 represents the proceeds from purchases made by employees pursuant to Trimble's stock option plan and employee stock purchase plan and totaled $8.5 million for the six months ended June 30, 2000.

     Effective as of July 14, 2000, Trimble completed the acquisition of the Spectra Precision wholly owned businesses formerly owned by Thermo Electron, collectively known as the "Spectra Precision Group" for an aggregate purchase price of approximately $294 million, which is subject to a final adjustment in the purchase price as provided for in the acquisition agreements.

     The acquisition will be accounted for as a purchase for accounting purposes; accordingly, Trimble's consolidated results of operations will include the operating results of the Spectra Precision Group subsequent to the effective acquisition date. The acquisition was financed with $80 million in seller subordinated debt, $140 million of cash provided through a syndicate of banks, and $74 million of the Company's available cash on hand. The Company acquired approximately $133 million of identifiable intangible assets as part of the acquisition which the Company expects to amortize over various time periods ranging from 5 to 10 years and expects to record approximately $81 million of goodwill due to the acquisition which will be amortized over 20 years. The Company also expects to incur $7 to $8 million of costs and expenses in connection with the acquisition.

     In order to finance the acquisition of the Spectra Precision Group, fund the Company's on-going working capital requirements, and pay related fees and expenses of the acquisition, Trimble (i) obtained a new senior secured credit facility, (ii) issued an $80 million subordinated seller promissory note, (iii) terminated its existing $50 million unsecured revolving credit facility and (iv) prepaid its existing $30 million outstanding subordinated promissory notes, as briefly summarized below.

 o        New Credit  Facilities:  In July 2000,  ABN AMRO  Bank,  N.V.  led a
          syndicate of banks which underwrote $200 million of new senior, secured credit facilities for the Company (the "New Credit Facilities") to support the acquisition of the Spectra Precision Group and to refinance certain existing debt. The New Credit Facilities are comprised of a $50 million 3-year U.S. dollar only revolver; a $50 million 3-year multi-currency revolver; and a $100 million 5-year term loan. Pricing for any borrowings under the New Credit Facilities is fixed for the first 6 months at LIBOR plus 275 basis points and is thereafter tied to a formula, based on the Company's leverage ratio (which is defined as all outstanding debt (excluding the seller subordinated note) over EBITDA). Trimble immediately used approximately $170 million available under the New Credit Facilities to fund the acquisition of the Spectra Precision Group. $30 million was used to pay off the principal portion of Company's existing subordinated notes to John Hancock (as described below) and $140 million was paid in cash to the seller. The balance of the $294 million aggregate purchase price was paid by the Company with $74 million of excess available cash on hand and an $80 million subordinated seller note was issued to effect the acquisition. The New Credit Facilities are secured by all material tangible and intangible assets of the Company, subject to foreign tax considerations. If Trimble is able to achieve and maintain a leverage ratio (Debt/EBITDA) of 2.0x or less for four consecutive quarters, the security for the New Credit Facilities will be released. Financial covenants of the New Credit Facilities include leverage, fixed charge, and minimum net worth tests. In addition, Trimble is restricted from paying dividends under the terms of the New Credit Facilities.

 o New Seller Promissory Note: The $80 million promissory note issued by the Company to the seller is subordinated to the New Credit Facilities and carries a 10% coupon, payable in cash or additional seller paper at the Company's option. The subordinated seller note has a stated two year maturity, but carries an automatic maturity deferral provision which effectively extends the maturity date to that date on which Trimble is allowed to repay the note without triggering a default under the New Credit Facilities. The New Credit Facilities allow Trimble to repay the seller note at any time (in part or in whole), provided that (a) Trimble's leverage ratio (Debt (excluding the seller note)/EBITDA) prior to such repayment is less than 1.0x and (b) after giving effect to such repayment Trimble would have (i) a leverage ratio (Debt (excluding any remaining portion of the seller note)/EBITDA) of less than 2.0x and (ii) cash and unused availability under the revolvers of the New Credit Facilities of at least $35 million. Although the subordinated seller note will carry certain limited covenants and defaults, the seller will be barred in the event of default from pursuing such rights and remedies for the stated maturity of the New Credit Facilities (i.e., a five-year standstill). The New Credit Facilities also prohibit cash payments of interest or principal on the subordinated seller note during a period of default.

 o Prepayment of Existing $30 million Subordinated Notes: In June 1994, Trimble issued $30 million of subordinated promissory notes to John Hancock bearing interest at an annual rate of 10%, with principal and interest due on June 15, 2001. Interest payments under such notes were due monthly in arrears. The notes were subordinated to the Company's senior debt, which was defined as all pre-existing indebtedness for borrowed money and certain future indebtedness for borrowed money (including, subject to certain restrictions, secured bank borrowings and borrowed money for the acquisition of property and capital equipment) and trade debt incurred in the ordinary course of business. In order to effect the acquisition of the Spectra Precision Group and as part of obtaining the New Credit Facilities, Trimble prepaid all such outstanding long-term note obligations to John Hancock for a total of $31,069,108, which consisted of $30 million in principal, $183,333 in accrued interest and $885,775 as a prepayment penalty. Pursuant to the terms of such original notes, any prepayment of any portion of the outstanding principal required Trimble to pay additional amounts if U.S. Treasury obligations of a similar maturity exceed a specified yield.

 o        Termination  of Existing  $50 million  Unsecured  Revolving  Credit
          Facility: In August 1997, Trimble entered into a three-year, $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). The existing Credit Agreement enabled Trimble to borrow up to $50,000,000, provided that certain financial and other covenants were met. In October 1999, Trimble and the lenders agreed to change and amend certain covenants for the life of the loan, which was set to expire in August of 2000. The Credit Agreement was also subsequently modified to include Trimble's prior separate $5,000,000 line of credit and to simplify the entire arrangement. The Credit Agreement required the payment of a commitment fee of 0.25% of the available amount and any borrowings under such Credit Agreement bore interest at the following rates: 1% over LIBOR if the total funded debt to EBITDA were less than or equal to 1.0x, or 0.3%; 1.25% over LIBOR if such ratio were greater than 1.0x and less than or equal to 2.0x, or 0.4%; and 1.75% over LIBOR if such ratio were greater than 2.0x. In addition to borrowing at the specified LIBOR rate, Trimble also had the additional right to borrow under the Credit Agreement with interest at the higher of (i) one of the bank's annual prime rate and (ii) the federal funds rate plus 0.5%. Trimble never made any borrowings under such $50,000,00 unsecured revolving portion of the Credit Agreement, but had issued certain letters of credit amounting to approximately $1.2 million. In order to effect the acquisition of the Spectra Precision Group, in July 2000 Trimble completely terminated this Credit Agreement in favor of obtaining the New Credit Facilities described above.

     The subordinated promissory notes issued to John Hancock (as described above) in June 1994 also included the issuance of warrants entitling the holders to purchase 400,000 shares of the Company's common stock at a price of $10.95 per share at any time through June 15, 2001. The net proceeds of the notes were $29,348,000. The notes had been recorded as noncurrent liabilities, net of appraised fair value attributed to the warrants. The value of the warrants and the issuance costs were being amortized to interest expense, using the interest rate method over the term of the subordinated promissory notes. The effective annual interest rate on the notes was 11.5%.

     In 1996 and 1998, Trimble approved a discretionary program whereby up to a total of 2.2 million shares of its common stock could be repurchased on the open market by the Company to offset the potential dilutive effects to earnings
(loss) per share from the issuance of additional stock options. During 1997 and 1998, Trimble purchased a total of 1.22 million shares at a cost of $17.9 million During fiscal 1999 and the first six months of fiscal 2000, no shares were repurchased under the discretionary program.

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

Other Risk Factors

Risks Associated with Sole Suppliers and Limited Sources

     With the selection of Solectron as an exclusive manufacturing partner, Trimble is substantially dependent upon a sole supplier for the manufacture of its products. In addition, we rely on sole suppliers for a number of our critical ASICS. We have experienced shortages of such supplies in the past. Our reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing. The disruption or termination of any of these sources could have a material adverse effect on our business, operating results and financial condition. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could have a material adverse effect on our business, operating results and financial condition.

Fluctuations in Annual and Quarterly Performance.

     Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by changes in market demand, competitive market conditions, market acceptance of new or existing products, fluctuations in foreign currency exchange rates, the cost and availability of components, our ability to manufacture and ship products, the mix of our customer base and sales channels, the mix of products sold, our ability to expand our sales and marketing organization effectively, our ability to attract and retain key technical and managerial employees and general economic conditions. Due to the foregoing factors, our operating results in one or more future periods are expected to be subject to significant fluctuations. In the event such fluctuations result in our financial performance being below the expectations of public market analysts and investors, the price of our common stock could decline substantially.

     Our revenues have historically tended to fluctuate on a quarterly basis due to the timing of shipments of products under contracts and the sale of licensing rights. A significant portion of Trimble's quarterly revenues occurs from orders received and immediately shipped to customers in the last few weeks and days of a quarter. If orders are not received, or if shipments were to be delayed a few days at the end of a quarter, the operating results and reported earnings per share for that quarter could be significantly impacted. Future revenues are difficult to predict, and projections are based primarily on historical models, which are not necessarily accurate representations of the future.

     Despite the fluctuations in its quarterly sales patterns, the Company's operating expenses are incurred on an approximately ratable basis. As a result, if expected sales are deferred for any reason, the Company's business, operating results and financial condition could be materially adversely affected.

     Trimble gross margin is affected by a number of factors, including product mix, product pricing, cost of components, foreign currency exchange rates and manufacturing costs. For example, since Precision Positioning Group products generally have higher gross margins than Mobile Timing and Technologies products, absent other factors, a shift in sales toward Precision Positioning Group products would lead to a gross margin improvement for Trimble. On the other hand, if market conditions in the highly competitive Precision Positioning market forced us to lower unit prices, we would suffer a decline in gross margin unless we were able to timely offset the price reduction by a reduction in production costs or by sales of other products with higher gross margins. Either of these events could have a material effect on our business, operating results and financial condition.

     Our backlog on a given date consists of written purchase orders or other commitments for products, which are scheduled to be shipped within the following twelve months. Orders in our backlog are firm, but are generally subject to cancellation or rescheduling without penalty. Decisions by customers to reduce inventory levels could lead to reductions in purchases from Trimble and could have a material adverse effect on our business, operating results and financial condition.

Risks of Managing Future Growth.

     Any significant growth in our sales or any significant expansion in the scope of our operations could strain our management, financial, manufacturing and other resources and may require us to implement and improve a variety of operating, financial and other systems, procedures and controls. While Trimble plans significant expansion of its sales, accounting, manufacturing, and other information systems to meet these challenges, there can be no assurance that these efforts will succeed, or that any existing or new systems, procedures or controls will be adequate to support our operations or that our systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in a timely and efficient manner could have a material adverse effect on our business, operating results and financial condition.

Difficulties in Integrating New Acquisitions Could Adversely Affect Our Business

     Critical to the success of our growth is the ordered, efficient integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. We have recently acquired the Spectra Precision Group. See description above in New Business Developments in this Item
2. The acquisition presents unique product, marketing, research and development, facilities, information systems, accounting, personnel and other integration challenges. This transition is in its early stages and involves certain risks, including the following: the potential inability to successfully integrate
acquired  operations  and  businesses  or  to  realize  anticipated   synergies,
economies  of  scale  or  other  value;  diversion  of  management's  attention;
difficulties in scaling up production at new sites and coordinating management of operations at new sites; and loss of key employees of acquired operations. Also, our information systems and those of the companies we acquire are often incompatible, requiring substantial upgrades to one or the other. Further, our current senior combined management is a combination of the prior senior management teams of Trimble and the Spectra Precision Group several of whom have not previously worked with other members of management. The benefits to us of the acquisition and our success, as a whole, depends upon our succeeding in each of these and other integration challenges. Nevertheless, the integration of our business with another may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention. Our integration efforts may not be successful, and, if so, our operating results would suffer as a result.

     Our sales force is and will in the future be a combination of our sales force and the sales forces of the businesses we acquire, which must be effectively integrated for us to remain successful. Our acquisition of the Spectra Precision Group has resulted in sales forces differing in products sold, marketing channels used and sales cycles and models applied. Accordingly, we may experience disruption in sales and marketing in connection with our efforts to integrate our various sales and marketing forces, and we may be unable to efficiently or effectively correct any such disruptions or achieve our sales and marketing objectives if we fail in these efforts. Furthermore, it may be difficult to retain key sales personnel. As a result, we may fail to take full advantage of the combined sales forces' efforts, and one company's sales approaches and distribution channels may be ineffective in promoting another entity's products, all of which may materially harm our business, financial condition or operating results.

Competition.

     Trimble's markets are highly competitive. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we have encountered direct competition from other GPS, optical and laser suppliers and expect competition to continue to intensify from various larger domestic and international competitors and new market entrants, some of which may be current Trimble customers. The increased competition has resulted and is expected, in the future, to result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. There can be no assurance that we will be able to implement this strategy successfully, or that any such products will be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do. We also believe that in certain emerging markets our success will depend on our ability to form and maintain strategic alliances with established system providers and industry leaders. Our failure to form and maintain such alliances, or the preemption of such alliances by actions of other competitors or us will adversely affect our ability to penetrate emerging markets. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, operating results and financial condition. We expect that both direct and indirect competition will increase in the future. Additional competition could adversely affect our business, operating results and financial condition through price reductions or loss of market share.

Risks Associated With International Operations and Sales.

     Our customers are located throughout the world. In addition, we have significant offshore operations, including manufacturing facilities, sales personnel and customer support operations. Our offshore operations include facilities in Australia, Canada, China, France, Germany, Great Britain, Japan, Mexico, New Zealand, Sweden, Russia, Singapore and others. Our international presence exposes us to risks not faced by wholly-domestic companies. Specifically, we face the following risks, among others, unexpected changes in regulatory requirements; tariffs and other trade barriers; political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities; difficulties in staffing and management; language and cultural barriers; seasonal reductions in business activities in the summer months in Europe and some other countries; integration of foreign operations; longer payment cycles; greater difficulty in accounts receivable collection; currency fluctuations; and potentially adverse tax consequences. Although we implemented a program to manage foreign exchange risks through hedging and other strategies, there can be no assurance that this program will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our results of operations. In addition, in certain foreign markets, there may be reluctance to purchase products based on GPS technology, given the control of GPS by the U.S. Government.

Volatility of Stock Price.

     Our common stock has experienced and can be expected to experience substantial price volatility in response to actual or anticipated quarterly variations in results of operations, announcements of technological innovations or new products by us or our competitors, developments related to patents or other intellectual property rights, developments in our relationship with customers, suppliers, or strategic partners and other events or factors. In addition, any short fall or changes in revenue, gross margins, earnings, or other financial results from analysts' expectations could cause the price of our common stock to fluctuate significantly. Additionally, certain macro-economic factors such as changes in interest rates could also have an impact on the trading price of our stock.

Dependence on Proprietary Technology; Risk of Patent Infringement Claims.

     Trimble's future success and competitive position is dependent upon its proprietary technology, and we rely on patent, trade secret, trademark and copyright law to protect our intellectual property. There can be no assurance that the patents owned or licensed by us will not be invalidated, circumvented, challenged or licensed to others, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued within the scope of the claims sought by Trimble, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned by Trimble. In addition, effective copyright, patent and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. There can be no assurance that the steps taken by Trimble to protect its technology will prevent the misappropriation of such technology.

     The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Trimble recognizes that as new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to withdraw products from the market, take a license from such patent holders, or redesign our products. We do not believe any of our products currently infringe patents or other proprietary rights of third parties, but we cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on our revenues or profitability. (See also Note 10 to the Condensed Consolidated Financial Statements).

Dependence on New Products.

     Trimble's future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance of such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the future success of Trimble. In some of our markets -- for example, Architecture/Engineering/Construction and Mapping and GIS where we currently have a market leadership position, a delay in new product introductions could have a significant impact on our results of operations. No assurance can be given that we will not incur problems in the future in innovating and introducing new products.

Strategic Alliances and External Investments.

     We are continuously evaluating alliances and external investments in technologies related to our business, and have entered into many strategic alliances including making relatively small strategic equity investments in a number of GPS related technology companies. Acquisitions of companies, divisions of companies, or products and alliances and strategic investments entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale, or other value; (ii) diversion of management's attention; (iii) loss of key employees of acquired operations; and (iv) inability to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on our business, financial condition, and results of operations. No assurances can be given that we will not incur problems from current or future alliances, acquisitions, or investments. Furthermore, there can be no assurance that we will realize value from any such strategic alliances, acquisitions, or investments.

Dependence on Key Customers.

     We currently enjoy strong relationships with a few key customers. An increasing amount of our revenue is generated from large OEMs such as Philips VDO, Nortel, Caterpillar, CNH Global (formerly Case Corporation), and others. A reduction or loss of business with these customers could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to continue to realize value from these relationships in the future.

Dependence on Key Markets and Successful Identification of New Markets.

     Trimble's current products serve many applications in Architecture/Engineering/Construction, Asset Management and Tracking, Agriculture, and GPS Component Technologies markets. No assurances can be given that these markets will continue to generate significant or consistent demand for our products. Existing markets could be significantly diminished by new technologies or products that replace or render obsolete our technologies and products. Trimble is dependent on successfully identifying new markets for its products. There can be no assurance that the Company will be able to successfully identify new high-growth markets in the future. Moreover, there can be no assurance that new markets will develop for Trimble or its customers' products, or that our technology or pricing will enable such markets to develop.

Dependence on Retaining and Attracting Highly Skilled Development and Managerial Personnel.

     The ability of Trimble Navigation to maintain its competitive technological position will depend, in a large part, on its ability to attract, motivate, and retain highly qualified development and managerial personnel. Competition for qualified employees in our industry and location is intense, and there can be no assurance that we will be able to attract, motivate and retain enough qualified employees necessary for the future continued development of our business and products.

Potential Adverse Impact of Governmental and Other Similar Certifications.

     Trimble has certain products that are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all aviation products. Also, our products that use integrated radio communication technology require an end-user to obtain licensing from the Federal Communications Commission (FCC) for frequency-band usage. During the fourth quarter of 1998, the FCC temporarily suspended the issuance of licenses for certain of our Real-time Kinematic products because of interference with certain other users of similar radio frequencies. An inability or delay in obtaining such certifications or delays of the FCC could have an adverse effect on our operating results.

Dependence on Radio Frequency Spectrum.

     Trimble's GPS technology is dependent on the use of the Standard Positioning Service (SPS) provided by the U.S. Government's Global Positioning System (GPS). The GPS SPS operates in radio frequency bands that are globally allocated for radio navigation satellite services. International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by Radio Regulations which have treaty status and which may be subject to modification every two-three years by the World Radio communication Conference. Any ITU reallocation of radio frequency bands, including frequency band segmentation or sharing of spectrum, may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. In addition, unwanted emissions from mobile satellite services and other equipment operating in adjacent frequency bands or inband from licensed and unlicensed devices may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results. The Federal Communications Commission (FCC) continually receives proposals for novel technologies and services which may seek to operate in, or across, the radio frequency bands currently used by the GPS SPS and other public safety services. Adverse decisions by the FCC that result in harmful interference to the delivery of the GPS SPS may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

Reliance on GPS Satellite Network.

     NAVSTAR satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 27 satellites in place, some have already been in place for 11 years and have an average age of 6 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. However, a 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access for civilian use free of direct user fees is specifically recognized and supported by Presidential policy. In addition, Presidential policy has been complemented by corresponding legislation, signed into law. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products could have a material adverse effect on Trimble's financial results. For example, European governments have expressed interest in building an independent satellite navigation system, known as Galileo. Depending on the as yet undetermined design and operation of this system, there may be interference to the delivery of the GPS SPS may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The following is a discussion of Trimble's exposure to market risk as of June 30, 2000 related to changes in interest rates and foreign currency exchange rates. Trimble uses certain derivative financial instruments to manage these risks. Trimble does not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance polices approved by Trimble's board of directors.

Market Interest Rate Risk

     Short-term Investments Owned by the Company. As of June 30, 2000, Trimble had short-term investments of $24.9 million. These short-term investments consisted of $23.8 million of highly liquid investments, with original maturities at the date of purchase between three and twelve months and a $1.1 million liquid investment with an original maturity at the date of purchase of eighteen months. (See Note 2 to the Condensed Consolidated Financial Statements.) These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at June 30, 2000 would cause the fair value of these short-term investments to decline by an immaterial amount. Because Trimble has the ability to hold these investments until maturity, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     Outstanding Debt of the Company. As of June 30, 2000, Trimble had outstanding long-term debt of approximately $30.0 million of subordinated promissory notes at a fixed interest rate of 10 percent. The interest rate of these instruments is fixed. A hypothetical 10 percent decrease in the interest rates would not have a material impact on Trimble. Increases in interest rates could, however, increase interest expense associated with future borrowings of Trimble, if any. We do not currently hedge against interest rate increases.

     In July, 2000 Trimble prepaid the long-term $30.0 million subordinated note obligation for a total of $31,069,108, which consisted of $30 million in principal, $183,333 in accrued interest, and an additional $885,775. The prepayment was made using funds from short-term investments and will be covered under the pending $200.0 million credit line. (See Liquidity and Capital Resources section of Item 2 in Management Discussion and Analysis)

Foreign Currency Exchange Rate Risk

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

     The following table provides information about Trimble's foreign exchange forward contracts outstanding as of June 30, 2000:

                                   Foreign             Contract Value         Fair Value
                    Buy/       Currency Amount              USD                 in USD
    Currency        Sell       (in thousands)          (in thousands)       (in thousands)
-----------------  -------  ----------------------   -------------------   ------------------
YEN                 Sell                  203,000               $ 1,933              $ 1,935
NZD                 Buy                     5,280               $ 2,505              $ 2,473
EURO                Sell                    2,005               $ 1,856              $ 1,913
STERLING            Buy                     1,530               $ 2,314              $ 2,322



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

PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2000 annual meeting of shareholders was held at the Westin Hotel in Santa Clara, located at 5101 Great America Parkway, Santa Clara, California 95054 in the Magnolia Room, on Thursday, May 11, 2000, at 1:00 p.m. local time.

     At the annual shareholder meeting, an election of directors was held with the following individuals being elected to the Company's Board of Directors.

                                                  VOTE
                                          FOR            WITHHELD
                                 --------------------------------------

Steven W. Berglund                     19,971,539          525,376
Robert S. Cooper                       19,064,430        1,432,485
John B. Goodrich                       19,002,587        1,494,328
William Hart                           19,969,923          526,992
Ulf J. Johansson                       20,026,847          470,068
Norman Y. Mineta                       19,871,449          625,466
Bradford W. Parkinson                  19,092,259        1,404,656


     Other matters voted upon at the annual meeting and the results of the voting with respect to each such matter were as follows:

     1. To approve an increase of 925,000 shares in the number of shares of Common Stock reserved for issuance under the Company's 1993 Stock Option Plan from 5,000,000 shares to an aggregate of 5,925,000 shares. (7,708,323 in favor; 4,864,297 opposed; 110,327 abstentions; 7,813,968 broker non-votes)

     2. To approve an increase of 200,000 shares in the number of shares of Common Stock available for purchase by eligible employees under the Company's 1988 Employee Stock Purchase Plan from 2,950,000 shares to an aggregate of 3,150,00 shares. (11,782,990 in favor; 827,038 opposed; 72,919 abstentions; 7,813,968 broker non-votes)

     3. To approve an amendment of the Company's 1990 Director Stock Option Plan to extend the term of such plan by three years. (10,421,612 in favor; 1,808,327 opposed; 453,008 abstentions; 7,813,968 broker non-votes)

     4. To approve an amendment of the Company's bylaws to change the authorized number of board of directors to a variable range between five and nine members. (12,131,249 in favor; 423,895 opposed; 127,803 abstentions; 7,813,968 broker non-votes)

     5. To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the current fiscal year ending December 29, 2000. (20,338,898 in favor; 100,062 opposed; 57,955 abstentions; 0 broker non-votes)

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
 3.8    Bylaws of the Company, as amended May 11 2000

 10.59  1993 Stock Option Plan, as amended May 11, 2000 (1)

 10.60  1988 Employee Stock Purchase Plan, as amended May 11, 2000 (1)

 10.7 2Stock and Asset Purchase Agreement, dated as of May 11, 2000, between Trimble Acquisition Corp., and Spectra Physics Holdings USA, INC., Spectra Precision AB, and Spectra Precision Europe Holdings, BV. (2)

 10.73  Asset  Purchase   Agreement   dated  May  11,  2000  between   Trimble
        Acquisition Corp. and Spectra Precision AB. (2) .

 10.74 $200.0 million Credit Agreement dated July 14, 2000 between Trimble Navigation Limited and ABN AMRO Bank N.V., Fleet National Bank, and The Bank of Nova Scotia. (2)

 10.75 Subordinated Seller Note dated July 14, 2000, for the principal amount of $80,000,000 issued by Trimble Navigation Limited to Spectra Precision Holdings, Inc. (2)

 27.1 Financial Data Schedule for the quarters ended June 30, 2000 and July 2, 1999.

--------------------------

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 8, "Exhibits" of the registrant's registration statement on Form S-8 filed on June 1, 2000.

(2) Incorporated by reference to identically numbered exhibits filed in response to Item 7(c), "Exhibits" of the registrant's Current Report on Form 8-K filed on July 28, 2000.

B.       Reports on Form 8-K

               On May 11, 2000, the Company filed a report on Form 8-K relating to entering into a definitive agreement to acquire the Spectra Precision wholly owned businesses formerly owned by Thermo Electron Corporation, collectively known as the "Spectra Precision Group".

               On July 28, 2000, the Company filed a report on Form 8-K reporting the completion of the acquisition of the Spectra Precision Group effective as of July 14, 2000 for an aggregate purchase price of approximately $294 million, which is subject to a final adjustment in the purchase price as provided for in the acquisition agreements. The acquisition includes 100% of the stock of Spectra Precision Inc., a Delaware corporation, Spectra Precision SRL, an Italian corporation, Spectra Physics Holdings GmbH, a German corporation, and Spectra Precision BV, a Netherlands corporation. The acquisition also consists of certain assets and liabilities of Spectra Precision AB, a Swedish corporation, including 100% of the shares of Spectra Precision SA, a French corporation, Spectra Precision Scandinavia AB, a Swedish corporation, Spectra Precision of Canada Ltd., a Canadian corporation, and Spectra Precision Handelsges mbH, an Austrian corporation.

               The financial statements and pro forma financial statements required by the Report on Form 8-K filed on July 28, 2000 will be subsequently filed by an amendment no later than 60 days from the effective date of the closing of the acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)



By:     /s/ Mary Ellen Genovese
        -----------------------------------------------------------
         Mary Ellen Genovese
         (Vice President Finance, and Chief Financial Officer and
            Corporate Controller)



DATE:  August 4, 2000