Form 10-Q
period 2000-09-29
TRIMBLE NAVIGATION LTD /CA/
filed 2000-11-09
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 29, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from____to____

                         Commission File Number 0-18645

                           TRIMBLE NAVIGATION LIMITED
             (Exact name of registrant as specified in its charter)

                  California                               94-2802192
  ---------------------------------------  ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

  645 North Mary Avenue, Sunnyvale, CA                      94088
  ---------------------------------------  ------------------------------------
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

                  Yes      X                No

         As of November 3, 2000, there were 23,472,924 shares of Common Stock (no par value) outstanding

                           TRIMBLE NAVIGATION LIMITED

                                      INDEX
                                                                        Page
PART I.   FINANCIAL INFORMATION                                        Number
                                                                       ------
   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets -
             September 29, 2000 and December 31, 1999                      3

             Condensed Consolidated Statements of Operations -
             Three and Nine Months ended September 29, 2000
             and October 1, 1999                                           4

             Condensed Consolidated Statements of Cash Flows -
             Three and Nine Months ended September 29, 2000
             and October 1, 1999                                           5

             Notes to Condensed Consolidated Financial Statement        6-17

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       18-30

   Item 3.   Quantitative and Qualitative Disclosure of Market Risk    31-32

PART II. OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                             33


SIGNATURES                                                                34

   PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

                                            TRIMBLE NAVIGATION LIMITED
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 29,         December 31,
                                                                               2000                 1999
   -------------------------------------------------------------------------------------------------------------
   (In thousands)                                                           (Unaudited)
    ASSETS
    Current assets:
       Cash and cash equivalents                                                  $ 29,480             $ 49,264
       Short term investments                                                        9,116               52,728
       Accounts and other receivable, net                                           89,986               36,005
       Inventories                                                                  56,273               16,435
       Other current assets                                                          6,197                4,510
                                                                         ------------------   ------------------
         Total current assets                                                      191,052              158,942

       Net property and equipment                                                   32,800               12,333
       Intangible assets                                                           249,570                1,238
       Deferred income taxes                                                           312                  387
       Other assets                                                                 12,423                8,851
                                                                         ------------------   ------------------
         Total assets                                                            $ 486,157            $ 181,751
                                                                         ==================   ==================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Bank & other short-term borrowings                                         $ 62,000                  $ -
       Current portion of long-term debt                                            51,691                1,388
       Accounts payable                                                             22,425               11,710
       Accrued compensation and benefits                                            22,391                7,011
       Accrued liabilities                                                          35,568               14,091
       Accrued liabilities related to disposal of
        General Aviation                                                             1,312                2,212
       Accrued warranty expense                                                      7,565                5,786
       Income taxes payable                                                          3,937                2,983
       Deferred gain on sale of assets                                               1,953                1,953
                                                                         ------------------   ------------------
         Total current liabilities                                                 208,842               47,134
                                                                         ------------------   ------------------

    Noncurrent portion of long-term debt and other liabilities                     136,190                    -
    Noncurrent portion of gain on sale of assets                                     1,790                3,255
    Deferred tax liabilities                                                         8,650                    -
    Other noncurrent liabilities                                                     5,071               30,566
                                                                         ------------------   ------------------
         Total liabilities                                                         360,543               80,955
                                                                         ------------------   ------------------

    Shareholders' equity:
       Common stock                                                                136,959              126,962
       Accumulated deficit                                                          (8,324)             (25,125)
       Accumulated other comprehensive loss                                         (3,021)              (1,041)
                                                                         ------------------   ------------------
         Total shareholders' equity                                                125,614              100,796
                                                                         ------------------   ------------------
         Total liabilities and shareholders' equity                              $ 486,157            $ 181,751
                                                                         ==================   ==================

   See accompanying notes to condensed consolidated financial statements.

                                                           TRIMBLE NAVIGATION LIMITED
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)



                                                               Three Months Ended              Nine Months Ended
                                                          September 29,    October 1,     September 29,    October 1,
                                                               2000           1999            2000            1999
-------------------------------------------------------------------------------------    -----------------------------
(In thousands, except per share data)

 Total revenue                                              $ 109,227       $ 69,636        $ 245,631      $ 209,245
                                                        --------------   ------------     ------------  -------------

 Operating expenses:
     Cost of sales                                             53,295         32,657          110,769         99,088
     Research and development                                  13,840          9,724           31,899         27,675
     Sales and marketing                                       25,079         13,705           51,758         40,981
     General and administrative                                 9,585          7,738           22,532         26,391
     Amortization of goodwill & other
          purchased intangibles                                 5,922              -            5,922              -
                                                        --------------   ------------    -------------  -------------
          Total operating expenses                            107,721         63,824          222,880        194,135
                                                        --------------   ------------    -------------  -------------

 Operating income                                               1,506          5,812           22,751         15,110
                                                        --------------   ------------    -------------  -------------

 Nonoperating income (expense):
     Interest income                                              863          1,108            4,069          2,493
     Interest and other expenses                               (6,883)          (922)          (7,990)        (2,574)
     Foreign exchange gain (loss), net                           (228)            31             (162)            24
                                                        --------------   ------------    -------------  -------------
                                                               (6,248)           217           (4,083)           (57)
                                                        --------------   ------------    -------------  -------------

 Income (loss) before income taxes                             (4,742)         6,029           18,668         15,053

 Income tax provision (benefit)                                  (474)           905            1,867          2,259
                                                        --------------   ------------    -------------  -------------
 Net income (loss) from Continuing Operations                  (4,268)         5,124           16,801         12,794

Loss from Discontinued Operations (net of tax)                      -              -                -              -
Estimated Loss on disposal of Discontinued
     Operations (net of tax)                                        -          2,931                -          2,931
                                                        --------------   ------------    -------------  -------------
Net Income (loss)                                            $ (4,268)       $ 8,055         $ 16,801       $ 15,725
                                                        ==============   ============    =============  =============

 Basic net income (loss) per share from Continuing
     Operations                                               $ (0.18)        $ 0.23           $ 0.72         $ 0.57
 Basic net income (loss) per share from Discontinued
     Operations                                                     -           0.13                -           0.13
                                                        --------------   ------------    -------------  -------------
 Basic net income (loss) per share                            $ (0.18)        $ 0.36           $ 0.72         $ 0.70
                                                        ==============   ============    =============  =============

 Shares used in calculating basic
      income (loss) per share                                  23,411         22,519           23,284         22,367
                                                        ==============   ============    =============  =============


 Diluted net income (loss) per share from Continuing
    Operations                                                $ (0.18)        $ 0.22           $ 0.65         $ 0.57
 Diluted net income (loss) per share from Discontinued
    Operations                                                      -           0.13                -           0.13
                                                        --------------   ------------    -------------  -------------
 Diluted net income (loss) per share                          $ (0.18)        $ 0.35           $ 0.65         $ 0.70
                                                        ==============   ============    =============  =============

 Shares used in calculating diluted
      income (loss) per share                                  23,411         22,860           25,822         22,573
                                                        ==============   ============    =============  =============


See accompanying notes to condensed consolidated financial statements.

                                             TRIMBLE NAVIGATION LIMITED
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                             Nine Months Ended
                                                                                       September 29,     October 1,
                                                                                           2000             1999
---------------------------------------------------------------------------------------------------------------------
(In thousands)

 Net cash provided by operating activities of continuing operations                         $ 15,695        $ 13,848
 Net cash used by operating activities of discontinued operations                                  -           2,931
                                                                                       --------------   -------------
 Net cash provided by operating activities                                                  $ 15,695        $ 16,779
                                                                                       --------------   -------------

 Cash flow from investing activities:
     Purchase of short term investments                                                       (6,386)        (40,735)
     Maturities of short term investments                                                     31,648          17,350
     Sales of short term investments                                                          18,350               -
     (Purchase)/sale of equity investments/loans                                                 475             752
     Payment for purchase of Spectra Precision                                              (298,064)              -
     Acquisition of property and equipment                                                    (5,037)         (4,887)
     Proceeds from sale of assets                                                                  -          26,863
     Capitalized patent expenditures                                                            (574)           (717)
                                                                                       --------------   -------------
       Net cash provided (used) in investing activities of continuing operations            (259,588)         (1,374)
       Net cash used in investing activities of discontinued operations                            -               -
                                                                                       --------------   -------------
       Net cash provided (used) in investing activities                                     (259,588)         (1,374)
                                                                                       --------------   -------------

 Cash flow from financing activities:
     Issuance of common stock                                                                  9,996           2,048
     Repurchase of common stock                                                                    -               -
     (Payment)/collections of notes receivable                                                   960             221
     Proceeds from long-term debt and revolving credit lines                                 242,000               -
     (Payments) on long-term debt and revolving credit lines                                 (34,475)         (1,302)
                                                                                       --------------   -------------
       Net cash provided (used) by financing activities of continuing operations             218,481             967
                                                                                       --------------   -------------
       Net cash provided (used) by financing activities                                      218,481             967
                                                                                       --------------   -------------


 Net increase in cash and cash equivalents                                                   (25,412)         16,372

 Cash and cash equivalents -- beginning of period                                             54,892          40,865
                                                                                       --------------   -------------
 Cash and cash equivalents -- end of period                                                 $ 29,480        $ 57,237
                                                                                       ==============   =============

 Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                              $ 1,126           $ 824
       Income taxes, net of refunds                                                          $ 1,176           $ 200



See accompanying notes to condensed consolidated financial statements.

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation:

         The condensed consolidated financial statements for the three and nine months ended September 29, 2000, and October 1, 1999, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Trimble's Annual Report on Form 10-K for the year ended December 31, 1999.

          The condensed consolidated financial statements of the Company include the operating results of the Spectra Precision Group for 11 weeks since the effective date of the acquisition of July 14, 2000.

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

         In those resulting fiscal years that have 53 weeks, one quarter of the fiscal year will have 14 weeks and the Company will record an extra week of revenues, costs and related financial activity. Therefore, the financial results of those fiscal years, and the associated quarter, having the extra week, will not be exactly comparable to the prior and subsequent 52-week fiscal years, and the associated quarters having only 13 weeks. Thus, due to the inherent nature of a 52-53 week fiscal year, the Company, analysts, shareholders, investors and others will have to make appropriate adjustments to any analysis performed when comparing the Company's activities and results in fiscal years that contain 53 weeks, to those that contain only the standard 52 weeks. The next 53-week year will be fiscal year 2002.

         The results of operations for the three and nine months ended September 29, 2000 are not necessarily indicative of the results that may be expected for the year ending December 29, 2000.

NOTE 2 - Acquisition:

         Effective as of July 14, 2000, Trimble completed the acquisition of the Spectra Precision wholly owned businesses formerly owned by Thermo Electron Corporation ("Thermo Electron"), collectively known as the "Spectra Precision Group" for an aggregate purchase price, excluding acquisition costs, of approximately $294 million, which is subject to a final adjustment in the purchase price as provided for in the acquisition agreements. The acquisition includes 100% of the stock of Spectra Precision Inc., a Delaware corporation, Spectra Precision SRL, an Italian corporation, Spectra Physics Holdings GmbH, a German corporation, and Spectra Precision BV, a Netherlands corporation. The acquisition also consists of certain assets and liabilities of Spectra Precision AB, a Swedish corporation, including 100% of the shares of Spectra Precision SA, a French corporation, Spectra Precision Scandinavia AB, a Swedish corporation, Spectra Precision of Canada Ltd., a Canadian corporation, and Spectra Precision Handelsges mbH, an Austrian corporation.

         The acquisition has been accounted for as a purchase for accounting purposes; accordingly, Trimble's consolidated results of operations include the operating results of the Spectra Precision Group since the effective date of the acquisition. The acquisition was financed with $80 million in seller subordinated debt, $140 million of cash provided through a syndicate of banks, and $74 million of the Company's available cash on hand. (See further discussions below under "Acquisition Financing".) The Company acquired approximately $133 million of identifiable intangible assets as part of the acquisition which the Company expects to amortize over various time periods ranging from 5 to 10 years. The preliminary allocation of purchase price has also resulted in the recording of approximately $133 million of goodwill due to the acquisition, which will be amortized over 20 years. Acquisition costs relating to the  purchase  of the  Spectra  Precision  Group  approximated  $7.0 million.

         In connection with the acquisition of the Spectra Precision Group, the Company accrued approximately $12.0 million for costs to close certain duplicative office facilities and combine operations and relocate certain employees. These costs were accrued for as part of the preliminary allocation of the purchase price. The facility consolidation and employee relocations resulted from primarily combining certain office facilities and duplicative functions, including management functions, of the Spectra Precision Group. The Company has not yet finalized its plans to consolidate facilities and to relocate employees, nor has it finalized a determination of the total costs to be incurred upon the termination of certain office facility leases or its ability to sublease vacated office space. Accordingly, unresolved issues could result in an increase or decrease in the liabilities for facility consolidation, product reconfiguration, and employee relocation. These adjustments will be reported as an increase or decrease in goodwill.

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

o New Credit Facilities: In July 2000, ABN AMRO Bank, N.V. led a syndicate of banks which underwrote $200 million of new senior, secured credit facilities for the Company (the "New Credit Facilities") to support the acquisition of the Spectra Precision Group and to refinance certain existing debt. The New Credit Facilities are comprised of a $50 million 3-year U.S. dollar only revolver; a $50 million 3-year multi-currency revolver; and a $100 million 5-year term loan. Pricing for any borrowings under the New Credit Facilities is fixed for the first 6 months at LIBOR plus 275 basis points and is thereafter tied to a formula, based on the Company's leverage ratio (which is defined as all outstanding debt (excluding the seller subordinated note) over EBITDA). Trimble immediately used approximately $170 million available under the New Credit Facilities to fund the acquisition of the Spectra Precision Group. $30 million was used to pay off the principal portion of Company's existing subordinated notes to John Hancock (as described below) and $140 million was paid in cash to the seller. The balance of the $294 million aggregate purchase price was paid by the Company with $74 million of excess available cash on hand and an $80 million subordinated seller note was issued to effect the acquisition. The New Credit Facilities are secured by all material tangible and intangible assets of the Company, subject to foreign tax considerations. If Trimble is able to achieve and maintain a leverage ratio (Debt/EBITDA) of 2.0x or less for four consecutive quarters, the security for the New Credit Facilities will be released. Financial covenants of the New Credit Facilities include leverage, fixed charge, and minimum net worth tests. The two $50 million revolvers are paid as the loans mature and the loan commitment fees are paid on a quarterly basis. The 5-year term loan is payable commencing March 31, 2001 in quarterly installments of $4 million over the first year, $5 million over the second year, $6 million over the next year and a half and $7 million for the remaining quarters until the debt is paid off. In addition, Trimble is restricted from paying dividends and is limited as to the amount of is common stock it can repurchase under the terms of the New Credit Facilities. The Company is allowed to repurchase shares of its common stock in the current year only up to 12.5% of net income in the previous fiscal year and for each succeeding year up to the aggregate amount of 25% of net income for the previous year.

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

o Prepayment of Existing $30 million Subordinated Notes: In June 1994, Trimble issued $30 million of subordinated promissory notes to John Hancock bearing interest at an annual rate of 10%, with principal and interest due on June 15, 2001. Interest payments under such notes were due monthly in arrears. The notes were subordinated to the Company's senior debt, which was defined as all pre-existing indebtedness for borrowed money and certain future indebtedness for borrowed money (including, subject to certain restrictions, secured bank borrowings and borrowed money for the acquisition of property and capital equipment) and trade debt incurred in the ordinary course of business. In order to effect the acquisition of the Spectra Precision Group and as part of obtaining the New Credit Facilities, Trimble prepaid all such outstanding long-term note obligations to John Hancock for a total of $31,069,108, which consisted of $30 million in principal, $183,333 in accrued interest and $885,775 as a prepayment penalty. Pursuant to the terms of such original notes, any prepayment of any portion of the outstanding principal required Trimble to pay additional amounts if U.S. Treasury obligations of a similar maturity exceed a specified yield. The prepayment penalty is included in interest expense for the three and nine month periods ended September 29, 2000.

o Termination of Existing $50 million Unsecured Revolving Credit Facility: In August 1997, Trimble entered into a three-year, $50,000,000 unsecured revolving credit facility with four banks (the "Credit Agreement"). This Credit Agreement enabled Trimble to borrow up to $50,000,000, provided that certain financial and other covenants were met. Trimble never made any borrowings under such $50,000,00 unsecured revolving portion of the Credit Agreement, but had issued certain letters of credit amounting to approximately $1.2 million as of June 30, 2000. In order to effect the acquisition of the Spectra Precision Group, in July 2000 Trimble completely terminated this Credit Agreement in favor of obtaining the New Credit Facilities described above.

NOTE 3 - Unaudited Pro Forma Information:

         The accompanying condensed consolidated statements of operations of Trimble include the accounts of the Spectra Precision Group for the period July 14, 2000 through September 29, 2000. The following pro forma information for the three and nine months ended September 29, 2000 and October 1, 1999 presents net sales, income (loss) before extraordinary items, and net loss for each of these periods as if this transaction was consummated at the beginning of each period. The following pro forma information does not reflect final purchase price allocation results. These results may have a material effect on the reported results of operations.


(in thousands, except per share amounts)
                                                                                                 Proforma
                                                                 ----------------------------------------------------------------
                                                                        Three Months Ended                Nine Months Ended
                                                                  September 29,       October 1,    September 29,      October 1,
                                                                      2000               1999            2000             1999
                                                                 -------------------------------   ------------------------------
Net revenue                                                            $114,266       $ 122,045       $ 367,269        $ 374,193
Net income (loss) from continuing operations                             (7,661)         (5,282)            151          (12,259)
Net income (loss)                                                        (7,661)         (2,351)            151           (9,328)

Basic net income (loss) per share from continuing operations            $ (0.33)        $ (0.23)           0.01          $ (0.55)
Basic net income (loss) per share from discontinued operations                -            0.13               -             0.13
                                                                  --------------  --------------   -------------   --------------
Basic net income (loss) per share                                       $ (0.33)        $ (0.10)         $ 0.01          $ (0.42)

Diluted net income (loss) per share from continuing operations          $ (0.33)        $ (0.23)         $ 0.01          $ (0.55)
Diluted net income (loss) per share from discontinued operations              -            0.13               -             0.13
                                                                  --------------  --------------   -------------   --------------
Diluted net income (loss) per share                                     $ (0.33)        $ (0.10)         $ 0.01          $ (0.42)


         The pro forma results of operations are for comparative purposes only and reflect increased amortization and interest expense resulting from the acquisition described above, but do not include any potential cost savings from combining the acquired businesses with the Company's operations. Consequently, the pro forma results do not reflect the actual results of operations had the acquisitions occurred on the dates indicated, and are not intended to be a projection of future results or trends.

NOTE 4 - Cash Equivalents, Short Term Investments:

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

         At September 29, 2000, investments with scheduled maturities within one year were $8.0 million and for maturities between one to three years were $1.1 million. At December 31, 1999, investments with scheduled maturities within one year were $50.2 million and for maturities between one to three years were $2.5 million.


NOTE 5 - Inventories:

         Inventories consist of the following:


                                 September 29,           December 31,
                                     2000                    1999
-------------------------------------------------------------------------
(In thousands)

Raw materials                         $ 21,814                   $ 2,582
Work-in-process                          6,573                     2,232
Finished goods                          27,886                    11,621
                                 --------------       -------------------
                                      $ 56,273                  $ 16,435
                                 ==============       ===================

         Increases in inventory from December 31, 1999 are due to the purchase of the Spectra Precision Group in July 2000, which accounted for $30.4 million of the increase, and additional purchases to help mitigate the continued delivery problems related to critical part shortages in our supply chain

NOTE 6 - Discontinued Operations:

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

         The original estimated loss on the disposal of the discontinued operation in fiscal 1998 was $19.9 million, but was adjusted in March 1999 for certain product lines that were retained. The adjusted estimated loss on the disposal is $20.3 million. The original fiscal 1998 estimate included a write-off of net assets of $12.7 million and a provision of $7.2 million for costs of disposal, including severance costs, facility and certain other contractual costs, and anticipated operating losses through the estimated date of disposal. The adjusted fiscal 1999 estimate included the write-off of net assets of $12.7 million and a provision of $7.6 million for costs of disposal, including severance costs, facility and certain other contractual costs, and anticipated operating losses through the estimated date of disposal.

         During the fourth fiscal quarter of 1999, the Company had revised its accrual for the remaining costs expected to be incurred based on the status of the related liabilities. This resulted in a reversal of approximately $2.9 million of prior amounts accrued related to the discontinued operations.

         As of September 29, 2000, Trimble has a remaining provision of $1.3 million, which includes $600,000 for the estimated remaining operating losses for service and warranty support and remaining severance costs, and $700,000 for facility and certain other contractual costs.

NOTE 7 - Restructuring Charge:

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

         The activity in fiscal 2000, 1999 and 1998 related to the restructuring charges and the amounts remaining at September 29, 2000 on the balance sheet are as follows (in thousands):

                                     Total
                                   charged to    Amounts paid/       Amounts paid/      Amounts paid/           Remaining in
                                   expense in     written off         written off        written off         accrued liabilities
                                  fiscal 1998    in fiscal 1998      in fiscal 1999    in fiscal 2000     as of September 29, 2000
                                 ------------- ------------------- ------------------ -----------------  --------------------------
Employee termination benefits         $ 2,864            $ (1,200)            $ (371)           $ (414)                      $ 879
Facility space reductions               1,061                   -             (1,053)               (8)                          -
ERP system abandonment                  6,360              (4,895)            (1,465)                -                           -
                                 ------------- ------------------- ------------------ -----------------  --------------------------
     Subtotal                        $ 10,285            $ (6,095)          $ (2,889)           $ (422)                      $ 879
                                 ============= =================== ================== =================  ==========================

NOTE 8 - Segment Information:

         Trimble is a leading worldwide designer and distributor of innovative positioning products and applications enabled by GPS, optical, laser, and wireless communications technology. We design and market products which deliver integrated information solutions, such as, collecting, analyzing, and displaying position data to our end-users. We offer an integrated product line for diverse applications in our targeted markets.

         Effective in this third quarter of fiscal year 2000, management changed the number of its reportable segments from two to five segments. The five segments are now made up of the following divisions: engineering and construction, agriculture, fleet and asset management, GPS component technologies, and portfolio technologies. This change resulted primarily from a reorganization of management responsibility announced in August 2000 in connection with the completion of the purchase of the Spectra Precision Group. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

         To  achieve  distribution,   marketing,   production,   and  technology
advantages for our targeted markets, we manage our industry segments within five
Divisions:

o Engineering and Construction Division - Consists of products currently used by construction professionals in the field for positioning data collection, field computing, data management, and automated machine guidance and control. These products provide solutions for numerous construction applications, including: surveying; general construction; site preparation and excavation; road and runway construction; and underground construction.

o Agriculture Division - Consists of products that provide key advantages in a variety of agriculture applications, primarily in the areas of precise land leveling, machine guidance, yield monitoring and variable-rate applications of fertilizers and chemicals.

o Fleet and Asset Management Division - Consists of products that enable end-users to efficiently monitor and manage their mobile and fixed assets by transmitting location-relevant and time-sensitive information from the field to the office. We currently offer a range of products that address the following: long-haul trucking;

         municipal fleet management; shipping; and fixed asset data collection for a wide variety of governmental and private entities.

o GPS Component Technologies Division - Currently, we market our component products through an extensive network of OEM relationships. These products include proprietary chipsets, modules and a variety of intellectual property (IP). The applications into which end-users currently incorporate our component products include: timing applications for synchronizing wireless and computer systems; in-vehicle navigation and telematics (tracking) systems; fleet management; security systems; data collection systems; and wireless handheld consumer products.

o Portfolio Technologies Division - This division is comprised of various markets that use accurate position, velocity, and timing information. The products in this division are used in airborne navigation, flight management, commercial marine navigation, and military applications.

         Trimble evaluates each of these division's performance and allocates resources based on profit and loss from operations before income taxes.

         The accounting policies applied by each of the divisions are the same as those used by Trimble in general.

         The following table presents revenues, operating income (loss), and identifiable assets by Trimble's five divisions. The information includes the operations of the Spectra Precision Group after July 14, 2000 and the information for 1999 has been restated in order to conform to the new basis of presentation. There is no recognition of inter-division sales or transfers. Operating income (loss) is net sales less operating expenses, excluding general corporate expenses, interest income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker (CODM) views by division are accounts receivable and inventory, except for the accounts receivable and inventory for Spectra Precision Group which are not allocated to business segments. Trimble does not report depreciation and amortization or capital expenditures by division to the CODM.

                                        ------------------------------------------------------------------------------------------
                                                                             Three Months Ended
                                                                             September 29, 2000
                                        ------------------------------------------------------------------------------------------
                                                                               (in thousands)
                                        ------------------------------------------------------------------------------------------
                                           Engineering                   Fleet and         GPS
                                                &                          Asset        Component       Portfolio
                                           Construction   Agriculture    Management     Technology     Technologies       Total
                                        ------------------------------------------------------------------------------------------
External net revenue                        $ 67,654       $ 9,306       $ 15,996       $ 12,824          $ 3,447     $ 109,227
Operating profit before corporate
  allocations                                 12,484         1,320          3,342          2,741           (1,481)       18,406
Corporate allocations (1)                     (3,780)         (681)        (2,058)        (1,197)            (672)       (8,388)
                                        ------------------------------------------------------------------------------------------
Operating profit                             $ 8,704         $ 639        $ 1,284        $ 1,544         $ (2,153)     $ 10,018

                                        ------------------------------------------------------------------------------------------
                                                                            Nine Months Ended
                                                                           September 29, 2000
                                        ------------------------------------------------------------------------------------------
                                                                             (in thousands)
                                        ------------------------------------------------------------------------------------------
                                           Engineering                   Fleet and         GPS
                                                &                          Asset        Component       Portfolio
                                           Construction   Agriculture    Management     Technology     Technologies       Total
                                        ------------------------------------------------------------------------------------------
External net revenue                         $ 122,381      $ 18,146       $ 48,191       $ 41,814         $ 15,099     $ 245,631
Operating profit before corporate
  allocations                                   31,364         3,626         10,795         11,044           (1,605)       55,224
Corporate allocations (1)                      (11,340)       (2,043)        (6,174)        (3,591)          (2,015)      (25,163)
                                        ------------------------------------------------------------------------------------------
Operating profit                              $ 20,024       $ 1,583        $ 4,621        $ 7,453         $ (3,620)     $ 30,061

Assets:
   Accounts receivable (2)                    $ 23,385       $ 4,826       $ 15,336        $ 7,719          $ 4,767      $ 56,033
    Inventory (3)                                8,307           633          3,688          3,592            6,335        22,555

                                         -----------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                              October 1, 1999
                                         ------------------------------------------------------------------------------------------
                                                                              (in thousands)
                                         ------------------------------------------------------------------------------------------
                                            Engineering                   Fleet and         GPS
                                                 &                          Asset        Component       Portfolio
                                            Construction   Agriculture    Management     Technology     Technologies       Total
                                         ------------------------------------------------------------------------------------------
External net revenue                           $ 26,639       $ 2,730       $ 18,220       $ 16,000          $ 6,047      $ 69,636
Operating profit before corporate
  allocations                                     9,404           245          4,842          4,986             (954)       18,523
Corporate allocations (1)                        (3,929)         (491)        (2,299)        (1,545)            (898)       (9,162)
                                         ------------------------------------------------------------------------------------------
Operating profit                                $ 5,475        $ (246)       $ 2,543        $ 3,441         $ (1,852)      $ 9,361

                                         ------------------------------------------------------------------------------------------
                                                                             Nine Months Ended
                                                                              October 1, 1999
                                         ------------------------------------------------------------------------------------------
                                                                              (in thousands)
                                         ------------------------------------------------------------------------------------------
                                            Engineering                   Fleet and         GPS
                                                 &                          Asset        Component       Portfolio
                                            Construction   Agriculture    Management     Technology     Technologies       Total
                                         ------------------------------------------------------------------------------------------
External net revenue                           $ 81,933      $ 10,745       $ 54,175       $ 44,002         $ 18,390     $ 209,245
Operating profit before corporate
  allocations                                    27,989         2,561         12,665         10,787           (2,020)       51,982
Corporate allocations (1)                       (12,092)       (1,807)        (6,490)        (3,876)          (2,626)      (26,891)
                                         ------------------------------------------------------------------------------------------
Operating profit                               $ 15,897         $ 754        $ 6,175        $ 6,911         $ (4,646)     $ 25,091

                                         ------------------------------------------------------------------------------------------
                                                                            Twelve Months Ended
                                                                             December 31, 1999
                                         ------------------------------------------------------------------------------------------
                                                                              (in thousands)
                                         ------------------------------------------------------------------------------------------
Assets:                                     Engineering                   Fleet and         GPS
                                                 &                          Asset        Component       Portfolio
                                            Construction   Agriculture    Management     Technology     Technologies       Total
                                         ------------------------------------------------------------------------------------------
   Accounts receivable (4)                     $ 22,304       $ 1,510       $ 11,009        $ 9,273          $ 5,299      $ 49,395
    Inventory                                     6,236             2          1,915          1,984            5,316        15,453


-------------------------------------------------------------------------------
(1) For the three and nine months ended September 29, 2000 and October 1, 1999, the Company determined the amount of corporate allocations charged to each of its divisions based on a percentage of the divisions' monthly revenue, gross profit, and controllable spending (research and development, marketing, and general and administrative).

(2) As presented, the accounts receivable number excludes cash in advance, reserves, and the Spectra Precision Group's accounts receivable as of September 29, 2000, which are not allocated between divisions.

(3) As presented, the inventory number excludes the Spectra Precision Group's inventory as of September 29, 2000, which is not allocated between divisions.

(4) As presented, the accounts receivable number excludes cash in advance and reserves, which are not allocated between divisions.

The following are reconciliations corresponding to totals in the accompanying consolidated financial statements (in thousands):

                                                                       Three Months Ended               Nine Months Ended
                                                                  September 29,    October 1,       September 29,  October 1,
Revenues:                                                             2000            1999             2000           1999
-------------------------------------------------------------    --------------------------------- ------------------------------

Total for reportable markets                                           $ 109,227         $ 69,636      $ 245,631       $ 209,245
                                                                 ================  =============== ==============  ==============

Operating profit/(loss) from continuing operations:
-------------------------------------------------------------
Total for reportable divisions                                          $ 10,018          $ 9,361       $ 30,061        $ 25,091
Unallocated corporate expenses                                            (8,512)          (3,549)        (7,310)         (9,981)
                                                                 ----------------  --------------- --------------  --------------
     Income before income taxes from continuing operations               $ 1,506          $ 5,812       $ 22,751        $ 15,110
                                                                 ================  =============== ==============  ==============

                                                                                                   Nine Months     Twelve Months
                                                                                                     Ended             Ended
                                                                                                  September 29,     December 31,
Assets:                                                                                              2000               1999
-------------------------------------------------------------                                    --------------   --------------
Accounts receivable total for reportable divisions                                                    $ 56,033         $ 49,395
Unallocated (1)                                                                                         33,953          (13,390)
                                                                                                 --------------   --------------
   Total                                                                                              $ 89,986         $ 36,005
                                                                                                 ==============   ==============

Inventory total for reportable divisions                                                              $ 22,555         $ 15,453
Common inventory (2)                                                                                    33,718              982
                                                                                                 --------------   --------------
   Net inventory                                                                                      $ 56,273         $ 16,435
                                                                                                 ==============   ==============

-------------------------------------------------------------------------------
(1) Includes cash in advance and reserves that are not allocated by division. Also for September 29, 2000 accounts receivable includes the Spectra Precision Group as its accounts receivable is not allocated by division.

(2) Consists of inventory that is common between the divisions. Parts can be used by any division. Also for September 29, 2000 inventory consists of $30.4 million of Spectra Precision Group as its inventory is not allocated by division.

NOTE 9 - Comprehensive Income (Loss):

         The components of other comprehensive income (loss), net of related tax include:

                                                                Three Months Ended                     Nine Months Ended
                                                        September 29,       October 1,         September 29,      October 1,
                                                            2000               1999                2000              1999
-------------------------------------------------------------------------------------------    ----------------------------------
(In thousands)
Net unrealized gain (loss) on short-term investments               36                  (31)              122                 (83)
Cumulative foreign currency translation adjustments            (1,362)                  80            (2,102)               (123)
                                                        --------------  -------------------    --------------  ------------------
Other comprehensive income (loss)                            $ (1,326)                $ 49          $ (1,980)             $ (206)
                                                        ==============  ===================    ==============  ==================

         Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments. The components of accumulated other comprehensive income (loss), net of related tax include:

                                                                 September 29,     December 31,
                                                                    2000               1999
------------------------------------------------------------------------------  -------------------
(In thousands)

Net unrealized gains (loss) on short-term investments                    $ (1)              $ (123)
Cumulative foreign currency translation adjustments                    (3,020)                (918)
                                                                --------------  -------------------
Accumulated other comprehensive income (loss)                        $ (3,021)            $ (1,041)
                                                                ==============  ===================


NOTE 10 - New Accounting Standards:

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until the Company's first fiscal quarter of 2000. In June 2000, the SEC issued SAB 101B "Second Amendment:
Revenue Recognition in Financial Statements," which delays the implementation of SAB 101 until the Company's fourth fiscal quarter of 2000. The effect of adopting SAB 101 is currently being evaluated, but is not expected to have a material adverse effect on the Company's financial position or result of operations.

NOTE 11 - Earnings Per Share:

         The following table sets forth the computation of Trimble's basic and diluted earnings per share:

                                                                           Three Months Ended               Nine Months Ended
                                                                      September 29,     October 1,    September 29,    October 1,
                                                                          2000             1999           2000            1999
----------------------------------------------------------------------------------------------------  ------------------------------
(In thousands, except per share amounts)

Numerator:
    Income (loss) available from continuing operations to common
       shareholders used in basic and diluted income (loss) per share      $ (4,268)        $ 5,124        $ 16,801        $ 12,794
    Income available from discontinued operations to common
       shareholders used in basic and diluted income (loss) per share             -           2,931               -           2,931
                                                                      --------------   -------------  --------------  --------------
    Income (loss) available from operations to common
       shareholders used in basic and diluted income (loss) per share      $ (4,268)        $ 8,055        $ 16,801        $ 15,725
                                                                      ==============   =============  ==============  ==============

Denominator:
     Weighted-average number of common
        shares used in calculating basic income per share                    23,411          22,519          23,284          22,367

     Effect of dilutive securities:
          Common stock options                                                    -             328           2,249             206
          Common stock warrants                                                   -              13             289               -
                                                                      --------------   -------------  --------------  --------------
     Weighted-average number of common
         shares and dilutive potential common shares
         used in calculating diluted income per share                        23,411          22,860          25,822          22,573
                                                                      ==============   =============  ==============  ==============


 Basic income (loss) per share from continuing operations                   $ (0.18)         $ 0.23          $ 0.72          $ 0.57
 Basic income per share from discontinued operations                              -            0.13               -            0.13
                                                                      --------------   -------------  --------------  --------------
 Basic income per share                                                     $ (0.18)         $ 0.36          $ 0.72          $ 0.70
                                                                      ==============   =============  ==============  ==============

 Diluted income (loss) per share from continuing operations                 $ (0.18)         $ 0.22          $ 0.65          $ 0.57
 Diluted income per share from discontinued operations                            -            0.13               -            0.13
                                                                      --------------   -------------  --------------  --------------
 Diluted income per share                                                   $ (0.18)         $ 0.35          $ 0.65          $ 0.70
                                                                      ==============   =============  ==============  ==============



NOTE 12 - Long-Term Obligations:

         Trimble's long-term debt consists of $162 million outstanding under senior secured credit facilities, and a $80 million subordinated promissory note. (See Note 2 to the Condensed Consolidated Financial Statements under Acquisition Financing.)

         The Company obtained a controlling interest in the assets of the joint venture with Carl Zeiss Jena GmbH called ZSP Geodetic Systems GmbH (ZSP). As part of the joint venture arrangement the Company issued Euro-denominated debt, in the form of a note payable, and nonvoting shares of ZSP. At September 29, 2000, the debt was approximately $4.6 million of which $3.7 million was current. This debt is payable in eight quarterly installments, and bears interest at six percent. Under this arrangement, the right to sell or acquire the nonvoting shares of ZSP may not be exercised earlier than 2 years or later than 3 years after September 30, 1999. The purchase price of the nonvoting shares under this arrangement is subject to reduction by the amounts received by Carl Zeiss under the note payable through the date of the purchase. The Company has accounted for the transaction as an acquisition of the assets of ZSP and has recorded the obligation to Carl Zeiss as debt in the accompanying balance sheet.

NOTE 13 - Related-party Transactions:

Related-party Lease

         The Company currently leases office space in Ohio from an association of three individuals, two of which are vice presidents of one of the Company's U.S. operating units, under a noncancelable operating lease arrangement expiring in 2011 entered into in connection with the acquisition of the Spectra Precision Group. The annual rent is $345,000, and is subject to adjustment based on the terms of the lease. The condensed consolidated statements of operations include expenses from this operating lease of $86,351 for the period July 14, 2000 through September 29, 2000.


NOTE 14 - Contingencies:

         Settled Matters.

         On November 12, 1998, the Company brought suit in district court in San Jose, California, against Silicon RF Technology, Inc. (SiRF) for alleged patent infringement of three Trimble patents. Trimble, SiRF, and six other competitors and potential competitors of Trimble in the GPS business, and other defendants, entered into a settlement agreement as of September 8, 2000, which includes a cross licensing of certain technologies. The claims of both parties have been dismissed with prejudice, and the terms of the settlement are confidential.

         Other Matters.

         Western Atlas, a Houston-based supplier to the oil exploration business, has accused the Company and other GPS manufacturers, suppliers, and users of infringing two U.S. Patents owned by it, namely U.S. Patent Nos. 5,014,066 and 5,619,212. Western Atlas contends that the foregoing patents cover certain aspects of GPS receiver design. Lawsuits for infringement of these two patents were filed in federal district court in Houston, Texas against Rockwell International Corp. and Garmin International Inc., and both have settled. Although Trimble has not been sued by Western Atlas on the foregoing patents, the Company has instructed its counsel to thoroughly investigate the infringement threat. At the present time, the Company does not expect this threat to have adverse consequences on the Company's business.

         On January 31, 1997, counsel for one Philip M. Clegg wrote to the Company asserting that a license under Mr. Clegg's U.S. Patent No. 4,807,131 (131 patent), which was issued February 21, 1989, would be required by the Company because of a joint venture that the Company had previously entered into with Caterpillar Corporation concerning the use of Trimble GPS products in combination with earth-moving equipment. The Company denied this allegation. On November 13, 1998, counsel for Clegg again wrote to the Company this time alleging that the Company's "BenchGuide" product would require a license under the 131 patent. The Company denied this allegation. On February 28, 2000, counsel for Clegg sent another letter, this time reasserting its allegations that the Company's "BenchGuide" product infringes the 131 patent and asserting that the Company's "SiteVision GPS" Grade Control System also infringes the 131 patent. The Company has denied these allegations. To date, no infringement action has been initiated on behalf of Mr. Clegg.

         After an investigation, the Company concluded that its relationship with Caterpillar should not result in liability to the Company under the 131 patent. Moreover, the Company believes that should an action for infringement be initiated on behalf of Clegg based upon the Company's relationship with Caterpillar, the Company should be indemnified by Caterpillar against losses arising out of such litigation. The Company has also concluded that its "BenchGuide" product does not require a license under the patent to Clegg and by letter dated April 14, 2000, Clegg's counsel was so informed. After investigation of the infringement allegation made against the Company's "SiteVision" product, the Company has concluded that its "SiteVision" product does not infringe the 131 patent, and by letter dated May 1, 2000 Clegg's counsel was so informed. The Company does not believe that a dispute with Clegg concerning whether the foregoing Trimble products infringe the 131 patent would result in adverse consequences for the Company.

         Prior to the acquisition by the Company of the Spectra Precision Group, Clegg alleged that the Spectra Precision Group was not performing it obligations to pay royalties to Clegg under a 1991 patent license agreement (Agreement) between Clegg and the Spectra Precision Group concerning the 131 patent. As a result of the acquisition, the Company may have acquired any potential liabilities of the Spectra Precision Group under that patent license agreement.

Although it is too early to evaluate the potential loss to Trimble of an unfavorable outcome on the infringement allegations by Clegg involving the Spectra Precision Group products, the Company does not believe that a dispute with Clegg over compliance by the Spectra Precision Group with the 1991 Agreement is likely to result in any material adverse consequences to the Company.

         The Company believes that the ultimate liability of the Company as a result of all such disputes, if any, would not be material to its overall financial position, results of operations, liquidity.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT BUSINESS DEVELOPMENTS

         Effective as of July 14, 2000, Trimble completed the acquisition of the Spectra Precision wholly owned businesses formerly owned by Thermo Electron Corporation ("Thermo Electron"), collectively known as the "Spectra Precision Group" for an aggregate purchase price of approximately $294 million, which conform to financials subject to a final adjustment in the purchase price as provided for in the acquisition agreements. The acquisition includes 100% of the stock of Spectra Precision Inc., a Delaware corporation, Spectra Precision SRL, an Italian corporation, Spectra Physics Holdings GmbH, a German corporation, and Spectra Precision BV, a Netherlands corporation. The acquisition also consists of certain assets and liabilities of Spectra Precision AB, a Swedish corporation, including 100% of the shares of Spectra Precision SA, a French corporation, Spectra Precision Scandinavia AB, a Swedish corporation, Spectra Precision of Canada Ltd., a Canadian corporation, and Spectra Precision Handelsges mbH, an Austrian corporation. (See "Liquidity and Capital Resources" for a description of how this acquisition was financed.)

         The Spectra Precision Group develops instruments and systems that provide positioning solutions for two market segments, Engineering & Construction and Agriculture. Within those segments are four major customer applications: surveying, construction site positioning, construction and agricultural machine control, and software.

         Spectra Precision Group products measure distances very accurately by means of a light beam. A laser uses energy from a power source to stimulate a particular type of material, which creates and emits photons (i.e., light). The light emitted by lasers is more intense and has higher purity than the light emitted by conventional light sources. These characteristics enable applications in several broad markets. The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application are wavelength (color), output power, repetition rate, cost and operating life.

* The Company expects that the acquisition of the Spectra Precision Group will strengthen Trimble's position as a leading provider of positioning solutions worldwide. The acquisition also gives Trimble one of the most comprehensive product portfolios in the industry, strengthens its distribution network, and serves as a platform for future growth. The complementary product lines and technologies of Trimble and the Spectra Precision Group, should help the combined Company to become a leader in the Engineering and Construction, Agriculture, and Fleet and Asset Management market segments of the positioning solution industry. There is very little overlap between each of the companies' product offerings. In the two areas of overlap that were identified, the Company has announced plans to discontinue Trimble's Geotracer, TTS Optical Survey Family and the Spectra Precision Group's Elta GPS receiver. In addition, the Spectra Precision Group's well-established and extensive distribution network should extend Trimble's reach into new segments of its target market segments both domestically and internationally.

         Trimble's current strategy is to focus on leveraging existing technologies, distribution, and marketing resources and identifying and taking advantage of synergies between the companies. The Company's initial priorities for the combined entities are centered on the following:

o The alignment of distribution channels. This included our worldwide sales organization being managed within each of the Company's targeted market segments. The consolidation of facilities as part of this activity is expected to generate the bulk of identified savings.

o Defining the basic corporate organization, reporting and structure. This included the announcement by Trimble in August 2000 of its new segment and management organization. As part of the August 2000 announcement, the Engineering and Construction division of Trimble will be headquartered form our Dayton, Ohio facility. Trimble's Agriculture and Component Technologies divisions will continue to operate from our Sunnyvale, California facility. The Mobile Positioning and Communications market of the Fleet and Asset Management division will be headquartered from our Sunnyvale, California facility. While the GIS market of the Fleet and Asset Management division will be headquartered in New Zealand with operations in Sunnyvale, California and Boulder, Colorado.

              The manufacturing facilities acquired, as a result of the acquisition of the Spectra Precision Group, will support the Engineering and Construction divisions and report through the segment management.

o Branding and imaging of company products. Trimble is still evaluating this with the intent to leverage industry recognition of both Trimble and the Spectra Precision Group brands.

         As part of integrating the two companies Trimble reorganized management responsibilities in the third quarter of fiscal year 2000 by realigning its reportable market segments from the previous two segments: Precision Positioning Group (PPG) and Mobile Timing and Technologies Group (MTT) to five segments: (i) Engineering and Construction, (ii) Agriculture, (iii) Fleet and Asset Management, (iv) GPS Component Technologies, and (v) Portfolio Technologies. The Engineering and Construction segment includes the Spectra Precision Group surveying and construction markets and the land survey, marine survey, mining and construction markets that had been under the PPG segment. The Agriculture segment includes the Spectra Precision Group agriculture market and the agriculture market that had been under the PPG segment. The Fleet and Asset Management segment includes the mapping and GIS market that had been under the PPG segment, as well as, the mobile positioning market that had been under the MTT segment. The GPS Component Technologies segment includes the embedded, IVN and timing markets that had been under the MTT segment. The Portfolio Technologies segment includes air transport, military, commercial marine and advance technology markets that had been under the MTT segment.

* In the Engineering and Construction segment, we focus on centimeter positioning, data collection management, wireless communication, and machine guidance and control. In the Agriculture segment we focus on precise machine guidance, yield monitoring, and variable rate application of fertilizer and chemicals. In the Fleet and Asset Management segment we focus on asset tracking, fleet management, intelligent transportation systems, and public safety through integration of our technologies, information technology and wireless communication. In the GPS Component technologies segment we integrate our GPS technology into various applications (automotive navigation, and timing systems) for various OEMs. In the Portfolio Technologies segment we focus on accurate position, velocity, and timing information for use in airborne navigation, flight management, commercial marine navigation, and military applications. We intend to continue to leverage our GPS, optical, and laser component technology directly to Original Equipment Manufacturers (OEMs) for integration into various applications. We look to establish and sustain our leadership position in each of these market segments by offering products that are differentiated through software, firmware, customized user interfaces, and quality service and support. Where feasible, we emphasize application-specific systems that solve end-user problems in its targeted market segments.

* As part of the acquisition of the Spectra Precision Group, Trimble has identified approximately $20 million of potential cost reductions which could be achieved over the next eighteen months; however, the Company is still in the early stages of combining Trimble and the Spectra Precision Group and this involves certain inherent risks, including: the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value; diversion of management's attention; difficulties in coordinating the management of operations at new sites; and the possible loss of key employees of acquired operations. The Company's profitability may suffer if we are unable to successfully integrate and manage this acquisition, or if we do not generate sufficient revenue to offset the increased expenses associated with this acquisition.

RESULTS OF OPERATIONS

         The income from operations measurement utilized by management excludes certain one-time and acquisition related charges and discontinued operations adjustment that management believes are not reflective of on-going operations. The following table reflects results of operations normalized to exclude the effects of such items as follows (in thousands):


                                                                         Three Months Ended                Nine Months Ended
                                                                   ----------------------------------------------------------------
                                                                    September 29,    October 1,      September 29,     October 1,
                                                                      2000              1999           2000               1999
                                                                   ------------     -------------  --------------     -------------

Net income (loss)                                                     $ (4,268)          $ 8,055        $ 16,801          $ 15,725
One time & acquisition related charges                                   9,734 (1)             -           8,812 (2)             -
Estimated Loss on disposal of Discontinued Operations (net of tax)           -            (2,931)              -            (2,931)

                                                                   ------------     -------------  --------------     -------------
Normalized net income from Continuing Operations                       $ 5,466           $ 5,124        $ 25,613          $ 12,794
                                                                   ============     =============  ==============     =============

Normalized net income per share                                         $ 0.21            $ 0.22          $ 0.99            $ 0.56
                                                                   ============     =============  ==============     =============

-------------------------------------------------------------------------

(1) Reflects after tax acquisition charges of $7.9 million or $0.31 per diluted share for amortization of goodwill and other purchased intangibles, as well as an inventory purchase accounting adjustment. Also includes, an after tax debt extinguishment charge of $1.1 million or $0.04 per diluted share. In addition, there was an after tax one time charge of $0.7 million or $0.03 per diluted share for relocation costs related to opening a new office in Boulder, Colorado.

(2) Reflects after tax acquisition charges of $7.9 million or $0.31 per diluted share for amortization of goodwill and other purchased intangibles, as well as an inventory purchase accounting adjustment. Also includes, an after tax debt extinguishment charge of $1.1 million or $0.04 per diluted share and a one time after tax charge of $0.7 million or $0.03 per diluted share for relocation costs related to opening a new office in Boulder, Colorado. In addition, there was a one time after tax gain on sale of a minority investment of ($0.9) million or ($0.04) per diluted share.

Revenues

         Revenue from Trimble's operations for the three and nine months ended September 29, 2000 were $109,227,000 and $245,631,000 respectively, compared with $69,636,000 and $209,245,000 in the corresponding periods in fiscal 1999. The table below breaks out Trimble's revenues by segment:


                                                  Three Months Ended                             Nine Months Ended
                                     ---------------------------------------------  --------------------------------------------
                                     September 29,    October 1,      Increase /    September 29,    October 1,     Increase /
                                         2000            1999         (Decrease)        2000            1999        (Decrease)
----------------------------------------------------------------------------------  --------------------------------------------
(In thousands)

 Engineering & Construction               $ 67,654        $ 26,639           154%      $ 122,381        $ 81,933            49%
 Agriculture                                 9,306           2,730           241%       $ 18,146          10,745            69%
 Fleet and Asset Management                 15,996          18,220           (12%)      $ 48,191          54,175           (11%)
 GPS Component Technologies                 12,824          16,000           (20%)      $ 41,814          44,002            (5%)
 Portfolio Technologies                      3,447           6,047           (43%)      $ 15,099          18,390           (18%)

                                     --------------  --------------  -------------  -------------   -------------  -------------
 Total                                   $ 109,227        $ 69,636            57%      $ 245,631       $ 209,245            17%
                                     --------------  --------------  -------------  -------------   -------------  -------------


Engineering and Construction

         Engineering and Construction revenues increased for the three and nine months ended September 29, 2000, as compared with the corresponding periods in fiscal 1999. The increase is due primarily to the following:
        o Revenues generated since the purchase of the Spectra Precision Group in July 2000, which accounted for approximately $42.0 million.
        o Introduction of a new product, the SiteVision machine control solution for the construction industry.

        o These increases were partially offset due to continued delivery problems related to critical part shortages in our supply chain.

Agriculture

         Agriculture revenues increased for the three and nine months ended September 29, 2000, as compared with the corresponding period in fiscal 1999. The increase is due to the following:
        o Revenues generated since the purchase of the Spectra Precision Group in July 2000, which accounted for approximately $3.6 million.
        o Introduction of new products, including the AgGPS 170 Field Computer, the AgGPS 114, and the PSO Plus Parallel Swathing Option with Data Logging.
        o Strong growth in demand for Agriculture products in general.

Fleet and Asset Management

         Fleet and Asset Management revenues decreased for the three and nine months ended September 29, 2000, as compared with the corresponding period in fiscal 1999. The decrease is due to the following:
        o Asset management and tracking product revenues were down due to continued delivery problems related to critical part shortages in our supply chain.
        o These decreases were partially offset by increased demand in our Mapping products, especially our new GeoExplorer 3 used for GIS data collection and data maintenance.

GPS Component Technologies

         GPS Component Technologies revenues decreased for the three and nine months ended September 29, 2000, as compared with corresponding period in fiscal 1999. The decrease is due to the following:
        o In-vehicle navigation (IVN)product revenues were down due to continued delivery problems related to critical part shortages in our supply chain.

Portfolio Technologies

         Portfolio Technologies revenues decreased for the three and nine months ended September 29, 2000, as compared with corresponding period in fiscal 1999. The decrease is due to the following:
        o Decreases in revenues for Military and air transport products.
        o Trimble's decision to exit the commercial marine business in the fourth quarter of 1998 and the sale of the last of such products in the second quarter of 1999.

Revenues outside the U.S.

* Sales to unaffiliated customers in locations outside the U.S. comprised approximately 48% and 51% in the three and nine months ended September 29, 2000, as compared with approximately 52% and 50% in the three and nine months ended October 1, 1999. The increase in the percentage of sales to unaffiliated customers in locations outside of the United States for the three months ended September 29, 2000, as compared with the same period in 1999 reflects the domestic mix of our Spectra Precision Group. During the first nine months of 2000, Trimble experienced strong demand in Europe and South and Central America. Trimble anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue. For this reason, Trimble is subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. For products based on GPS technology, there may be reluctance in certain foreign markets to purchase such products given the control of GPS by the U.S. Government. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, and on May 1, 2000 eliminated the use of Selective Availability (SA) -- a method of degrading GPS accuracy -- Trimble's results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.

Gross Margin

* Gross margin varies on a quarterly basis due to a number of factors, including product mix, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. Gross margin as a percentage of total product revenues was 51% and 55% for the three and nine month periods ending September 29, 2000 as compared with 53% in each of the corresponding 1999 periods. The decrease in gross margin percentage for the three months ended September 29, 2000, as compared with the corresponding 1999 period is primarily due to a $2.9 million inventory purchase accounting adjustment for the purchase of Spectra Precision Group. The increase in gross margin percentage for the nine months ended September 29, 2000, as compared with the corresponding 1999 period is primarily due to favorable product mix of Engineering and Construction and Agriculture products, which yield higher margins due to integration of software and wireless communications. In addition, gross margins for the first nine months of fiscal 2000 were favorably impacted by the cost benefits of outsourcing our manufacturing. The favorable product mix and the cost benefits of outsourcing our manufacturing for the nine month period more than offset the $2.9 million inventory purchase accounting adjustment that occurred in the third quarter of 2000. Because of product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margins cannot be assured.

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

Operating Expenses

         The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:


                                             Three Months Ended                                 Nine Months Ended
                                ----------------------------------------------    -----------------------------------------------
                                September 29,      October 1,      Increase/      September 29,      October 1,      Increase/
                                     2000             1999         (Decrease)          2000             1999         (Decrease)
---------------------------------------------------------------------------------------------------------------------------------
(in thousands)

Research and development              $ 13,840          $ 9,724           42%           $ 31,899         $ 27,675            15%
Sales and marketing                     25,079           13,705           83%             51,758           40,981            26%
General and administrative               9,585            7,738           24%             22,532           26,391           (15%)
Amortization of goodwill &
  other purchased intangibles            5,922                -          100%              5,922                -           100%
                                ---------------  ---------------   -----------    ---------------  ---------------  -------------
     Total                            $ 54,426         $ 31,167           75%          $ 112,111         $ 95,047            18%
                                ===============  ===============   ===========    ===============  ===============  =============

Research and Development

         Research and development expenses increased in the three and nine months ended September 29, 2000, as compared with the corresponding periods in fiscal 1999. The primary reasons for the increases are as follows:
        o Purchase of the Spectra Precision Group in July 2000, which accounted for approximately $4.5 million of the increase. Since the acquisition closed on July 14, 2000, the amount represents 11 weeks versus Trimble's normal 13 week quarter.
        o Trimble's receipt of approximately $450,000 and $1.7 million less from cost reimbursement funds for projects in fiscal year 2000 as compared to fiscal year 1999.
        o Increases in facilities costs and other expenses of approximately
        $ 237,000 and $900,000 respectively.
        o The above increases were partially offset by decreases of approximately $1.0 million and $3.0 million respectively related to personnel, temporary help, and consulting expenses.

         The Company plans to continue its aggressive development of future products.

Sales and Marketing

         Sales and marketing expenses increased for the three and nine months ended September 29, 2000, as compared with the corresponding periods in fiscal 1999. The primary reasons for the dollar increases in expenses from fiscal 1999 to fiscal 2000 are as follows:
        o Purchase of the Spectra Precision Group in July 2000, which accounted for approximately $12.3 million of the increase. Since the acquisition closed on July 14, 2000, the amount represents 11 weeks versus Trimble's normal 13 week quarter.
        o Increases in facilities costs and other expenses of approximately $103,000 and $373,000, respectively.
        o Increases in temporary help and consulting expenses of $272,000 for the three months ended September 29, 2000 and a slight increase for the nine months ended September 29, 2000 over the corresponding periods in the prior fiscal year.
        o The above increases were partially offset by a decrease in sales commissions of approximately $510,000 and $1.6 million, respectively. The commissions were lower as a percentage of sales, due to the change in dealer structure for some of our product lines from commission dealers to buy/sell.
        o Also partially offsetting the increases were decreases in our advertising and promotion expenses of approximately $473,000 and $462,000, respectively.
        o The above increases were also partially offset by decreases in compensation and related expenses of approximately $181,000 for the three months ending September 29, 2000 and by decreases in telephone, freight and electronic parts expenses of approximately $264,000 for the nine months ended September 29, 2000.

* Trimble's future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, and on our ability to continue to identify and exploit new markets for our products. In addition, we have encountered significant competition in selected markets, and we expect such competition to intensify as the market for our GPS applications receives acceptance. Several of Trimble's competitors are major corporations with substantially greater financial, technical, and marketing resources. Increased competition may result in reduced market share for the Company and is likely to result in price reductions of our products, which could adversely affect Trimble's revenues and profitability.

General and Administrative

        General and administrative expenses increased for the three months ended September 29, 2000, as compared with the corresponding period for fiscal 1999. The primary reasons for the increase are as follows:
        o The purchase of Spectra Precision Group in July 2000, which accounted for approximately $1.8 million of the increase. Since the acquisition closed on July 14, 2000, the amount represents 11 weeks versus Trimble's normal 13 week quarter.
        o Increase of approximately $480,000 in relocation expenses related to the opening of Trimble's new Colorado facility in the third quarter of fiscal 2000.
        o Increases in outside services of approximately $396,000.
        o Increases in bad debt and depreciation and amortization expenses of approximately $138,000.
        o The above increases were partially offset by decreases of approximately $950,000 related to personnel, temporary help, consulting, facilities, and bank charges.

         General and administrative expenses decreased for the nine months ended September 29, 2000 as compared with the corresponding period for fiscal 1999. The primary reasons for the decrease are as follows:
        o Approximately $1.3 million allowance for doubtful accounts charge in the first nine months of fiscal 1999 related to customers in South America which was not repeated in the first nine months of fiscal 2000.
        o Trimble had decreases of approximately $4.9 million in expenses for personnel, legal, facilities, equipment and other office supplies in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999.
        o The above decreases were partially offset by approximately $1.8 million of Spectra Precision Group's expenses included since its purchase in July 2000.
        o The above decreases were also partially offset by an increase in relocation expenses related to the opening of Trimble's new Colorado facility in the third quarter of fiscal 2000 of approximately $568,000.

Amortization of Goodwill and Other Intangibles

         Amortization expense of goodwill and other intangibles increased for the three and nine months ended September 29, 2000 by approximately $5.9 million related to the purchase of Spectra Precision Group.

Nonoperating income(expense), net

         Nonoperating income (expense), net, increased for the three and nine months ended September 29, 2000 as compared with the corresponding periods for fiscal 1999, respectively. The primary reasons for the increase are as follows:
        o Due to the acquisition of the Spectra Precision Group, the Company incurred increased interest expenses offset by related interest income of approximately $5.1 million and $3.4 million respectively.
        o Penalties paid due to the early extinguishment of the John Hancock note were approximately $0.9 million.
        o Loss on foreign  currency  transactions totaled approximately
        $376,000 and $303,000 respectively.
        o The above increases for the nine month period were partially offset by a gain of approximately $1.0 million on the sale of a minority interest. This investment was accounted for under the cost method. The gain is included in other income for the nine months ended
        September 29, 2000.

Income Taxes

         The Company's effective income tax rate from continuing operations for the three months ended September 29, 2000 and the nine months ended September 29, 2000 was 10% as compared with the effective income tax rate from continuing operations of 15% for the corresponding periods in 1999. These rates are less than the federal statutory rate of 35% primarily due to the realization of the benefits from prior net operating losses and previously deferred tax assets.

Inflation

         The effects of inflation on the Company's financial results have not been significant to date.

Liquidity and Capital Resources

         At September 29, 2000, Trimble had cash and cash equivalents of $29.5 million and $9.1 million in short-term investments. Trimble's cash and cash equivalents and short-term investments decreased from the prior year, due to the purchase of the Spectra Precision Group in July 2000. Trimble's long-term debt consisted of $162 million outstanding under senior secured credit facilities, and a $80 million subordinated promissory note. Trimble has relied primarily on cash provided by operating and financing activities and net sales of short-term investments to fund capital expenditures, the repurchase of the Company's common stock, and other investing activities. Management believes that its cash, cash equivalents, and short-term investment balances, together with its new credit facility, will be sufficient to meet its anticipated operating cash needs for at least the next twelve months.

* For the nine months ended September 29, 2000, the cash provided by operating activities was $15.7million, as compared to cash provided of $16.8 million in the corresponding period in fiscal 1999. Cash provided by operating activities in fiscal 2000 arose from the Company's net income, plus depreciation and amortization and increase in accounts payable and offset partially by increases in inventories and increases in accounts receivable. Trimble's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable, and the successful management of the Company's manufacturing relationship with Solectron Corporation.

         Cash provided by sales of common stock in fiscal year 2000 represents the proceeds from purchases made by employees pursuant to Trimble's stock option plan and employee stock purchase plan and totaled $10.0 million for the nine months ended September 29, 2000.

         Effective as of July 14, 2000, Trimble completed the acquisition of the Spectra Precision Group for an aggregate purchase price of approximately $294 million. The acquisition was financed with $80 million in seller subordinated debt, $140 million of cash provided through a syndicate of banks, and $74 million of the Company's then available cash on hand. The Company also expects to incur $7 to $8 million of costs and expenses in connection with the acquisition of which approximately $6.9 million has already been incurred to date.

         In order to finance the acquisition of the Spectra Precision Group, fund the Company's on-going working capital requirements, and pay related fees and expenses of the acquisition, Trimble (i) obtained a new senior secured credit facility, (ii) issued an $80 million subordinated seller promissory note,
(iii) terminated its existing $50 million unsecured revolving credit facility and (iv) prepaid its existing $30 million outstanding subordinated promissory notes. (See Note 2 to the Condensed Consolidated Financial Statements under Acquisition Financing.)

         In 1996 and 1998, Trimble approved a discretionary program whereby up to a total of 2.2 million shares of its common stock could be repurchased on the open market by the Company to offset the potential dilutive effects to earnings
(loss) per share from the issuance of additional stock options. During 1997 and 1998, Trimble purchased a total of 1.22 million shares at a cost of $17.9 million. During fiscal 1999 and the first nine months of fiscal 2000, no shares were repurchased under the discretionary program. Trimble's current credit facility restricts the Company from repurchasing any of its shares. (See Note 2 to the Condensed Consolidated Financial Statements under Acquisition Financing.)

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

Other Risk Factors

Difficulties in Integrating New Acquisitions Could Adversely Affect Our
Business.

         Critical to the success of our growth is the ordered, efficient integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. We have recently acquired the Spectra Precision Group. The acquisition presents unique product, marketing, research and development, facilities, information systems, accounting, personnel and other integration challenges. This transition is still in its early stages and involves certain risks, including the following: the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value; diversion of management's attention; difficulties in scaling up production at new sites and coordinating management of operations at new sites; and loss of key employees of acquired operations. Also, our information systems and those of the companies we acquire are often incompatible, requiring substantial upgrades to one or the other. Further, our current senior combined management is a combination of the prior senior management teams of Trimble and the Spectra Precision Group several of whom have not previously worked with other members of management. The benefits to us of the acquisition and our success, as a whole, depends upon our succeeding in each of these and other integration challenges. Nevertheless, the integration of our business with another may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention. Our integration efforts may not be successful, and, if so, our operating results would suffer as a result.

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

Risks Associated with Sole Suppliers and Limited Sources.

         With the selection of Solectron Corporation in August 1999 as an exclusive manufacturing partner for many of our GPS products previously manufactured out of our Sunnyvale facilities, Trimble is substantially dependent upon a sole supplier for the manufacture of its products. In addition, we rely on sole suppliers for a number of our critical ASICS. We have experienced shortages of such supplies in the past. Our reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing. The disruption or termination of any of these sources could have a material adverse effect on our business, operating results and financial condition. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could have a material adverse effect on our business, operating results and financial condition.

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

         Trimble gross margin is affected by a number of factors, including product mix, product pricing, cost of components, foreign currency exchange rates and manufacturing costs. For example, since Engineering & Construction and Agriculture products generally have higher gross margins than GPS Component Technologies products, absent other factors, a shift in sales toward Engineering & Construction and Agriculture products would lead to a gross margin improvement for Trimble. On the other hand, if market conditions in the highly competitive Engineering & Construction and Agriculture market segments forced us to lower unit prices, we would suffer a decline in gross margin unless we were able to timely offset the price reduction by a reduction in production costs or by sales of other products with higher gross margins. Either of these events could have a material effect on our business, operating results and financial condition.

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

         The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Trimble recognizes that as new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to withdraw products from the market, take a license from such patent holders, or redesign our products. We do not believe any of our products currently infringe patents or other proprietary rights of third parties, but we cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on our revenues or profitability. (See also Note 15 to the Condensed Consolidated Financial Statements.)

Dependence on New Products.

         Trimble's future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance of such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the future success of Trimble. In some of our markets -- for example, Engineering & Construction where we currently have a market leadership position, a delay in new product introductions could have a significant impact on our results of operations. No assurance can be given that we will not incur problems in the future in innovating and introducing new products.

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

Dependence on Key Customers.

         We currently enjoy strong relationships with a few key customers. An increasing amount of our revenue is generated from large OEMs such as Philips VDO, Nortel, Caterpillar, CNH Global (formerly Case Corporation), Bosch, and others. A reduction or loss of business with these customers could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to continue to realize value from these relationships in the future.

Dependence on Key Markets and Successful Identification of New Markets.

         Trimble's current products serve many applications in Engineering & Construction, Agriculture, Fleet & Asset Management, GPS Component Technologies, and Portfolio Technologies market segments. No assurances can be given that these market segments will continue to generate significant or consistent demand for our products. Existing market segments could be significantly diminished by new technologies or products that replace or render obsolete our technologies and products. Trimble is dependent on successfully identifying new markets for its products. There can be no assurance that the Company will be able to successfully identify new high-growth markets in the future. Moreover, there can be no assurance that new markets will develop for Trimble or its customers' products, or that our technology or pricing will enable such markets to develop.

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

Reliance on GPS Satellite Network.

         NAVSTAR satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 27 satellites in place, some have already been in place for 11 years and have an average age of 6 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. However, a 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access for civilian use free of direct user fees is specifically recognized and supported by Presidential policy. In addition, Presidential policy has been complemented by corresponding legislation, signed into law. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products could have a material adverse effect on Trimble's financial results. For example, European governments have expressed interest in building an independent satellite navigation system, known as Galileo. Depending on the as yet undetermined design and operation of this system, there may be interference to the delivery of the GPS SPS and may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The following is a discussion of Trimble's exposure to market risk as of September 29, 2000 related to changes in interest rates and foreign currency exchange rates. Trimble uses certain derivative financial instruments to manage these risks. Trimble does not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with policies approved by Trimble's board of directors.

Market Interest Rate Risk

         Short-term Investments Owned by the Company. As of September 29, 2000, Trimble had short-term investments of $9.1 million. These short-term investments consisted of $8 million of highly liquid investments, with original maturities at the date of purchase between three and twelve months and a $1.1 million liquid investment with an original maturity at the date of purchase of eighteen months. (See Note 4 to the Condensed Consolidated Financial Statements.) These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at September 29, 2000 would cause the fair value of these short-term investments to decline by an immaterial amount. Because Trimble has the ability to hold these investments until maturity, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

         Outstanding Debt of the Company. The Company is exposed to market risk due to the possibility of changing interest rates under the new senior secured credit facilities. The new credit facilities are comprised of a 3-year US dollar only revolver, a 3-year Multi-Currency revolver, and a 5-year term loan. (See
Note 2 to the Condensed Consolidated Financial Statements under Acquisition Financing.) The entire credit facility has interest payments based on a floating rate of LIBOR plus 275 basis points for the first 6 months and thereafter tied to a formula based on the Company's leverage ratio. The US dollar and the Multi-Currency revolvers run through July 2003 and have outstanding principle balances at September 29, 2000 of $50,000,000 and $12,000,000, respectively. As of September 29, 2000 the Company has borrowed in US currency only. The term loan runs through July 2005 and has an outstanding principle balance of $100,000,000 at September 29, 2000. The 3-month LIBOR rate at September 29, 2000 was 6.66%. A 10% increase in 3-month LIBOR rates could result in a $1.1million annual increase in interest expense on the existing principal balances. The Company may consider utilizing interest rate swap agreements to alter interest rate exposures. There were no interest rate swap agreements outstanding as of September 29, 2000.

         The company also has $4.6 million of Euro-denominated debt. At September 29, 2000, $4.6 million of this obligation was outstanding, of which $3.7 million was current. This debt is payable in eight quarterly installments, and bears interest at a fixed rate of six percent. The interest rate of this instrument is fixed. However, a hypothetical 10 percent decrease in interest rates would not have a material impact on the Company as related to this debt.

* The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by Trimble's management, should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.


Foreign Currency Exchange Rate Risk

         The following described hedging activities are representative of only the Trimble operations and do not include any hedging activities of the Spectra Precision Group as there currently are no hedging of intercompany transactions within the Spectra Precision Group. Trimble hedges risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. Trimble utilizes forward contracts to hedge trade and intercompany receivables and payables. These contracts reduce the exposure to fluctuations in exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the hedge contracts. All hedge instruments are marked to market through earnings every period.

*       Trimble  does  not  anticipate  any  material   adverse  effect  on  its
consolidated financial position utilizing our current hedging strategy.

         All contracts have a maturity of less than one year, and we do not defer any gains and losses, as they are all accounted for through earnings every period.

         The following table provides information about Trimble's foreign exchange forward contracts outstanding as of September 29, 2000:

                                   Foreign             Contract Value         Fair Value
                    Buy/       Currency Amount              USD                 in USD
    Currency        Sell       (in thousands)          (in thousands)       (in thousands)
-----------------  -------  ----------------------   -------------------   ------------------
YEN                 Sell                  131,000               $ 1,241              $ 1,219
NZD                 Buy                     4,800               $ 2,079              $ 1,956
EUR                 Sell                    2,040               $ 1,798              $ 1,820
GBP                 Buy                     1,605               $ 2,356              $ 2,369


PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.72 Stock and Asset Purchase Agreement, dated as of May 11, 2000, between Trimble Acquisition Corp., and Spectra Physics Holdings USA, INC., Spectra Precision AB, and Spectra Precision Europe Holdings, BV. (1)

10.73 Asset Purchase Agreement dated May 11, 2000 between Trimble Acquisition Corp. and Spectra Precision AB. (1).

10.74 $200.0 million Credit Agreement dated July 14, 2000 between Trimble Navigation Limited and ABN AMRO Bank N.V., Fleet National Bank, and The Bank of Nova Scotia. (1)

10.75 Subordinated Seller Note dated July 14, 2000, for the principal amount of $80,000,000 issued by Trimble Navigation Limited to Spectra Precision Holdings, Inc. (1)

10.76 Spectra Precision Supplement to the Trimble Navigation 1988 Employee Stock Purchase Plan

27.1 Financial Data Schedule for the quarters ended September 29, 2000 and October 1, 1999.
--------------------------

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

          On September 22, 2000 the Company filed an amendment to the Form 8-K filed on July 28, 2000. The amendment contained the financial statements and pro forma financial statements required by the Report on Form 8-K filed on July 28, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TRIMBLE NAVIGATION LIMITED
(Registrant)



By:     /s/Mary Ellen Genovese
        ----------------------------
         Mary Ellen Genovese
         (Chief Financial Officer)



DATE:  November 9, 2000