Form 10-K
period 2000-12-29
TRIMBLE NAVIGATION LTD /CA/
filed 2001-03-29
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to ___________

                         Commission File Number: 0-18645

                           TRIMBLE NAVIGATION LIMITED
             (Exact name of Registrant as specified in its charter)

            California                                  94-2802192
--------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

 645 North Mary Avenue, Sunnyvale, CA                       94088
---------------------------------------    ------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $480,406,000 as of March 9, 2001, based on the closing sale price of the common stock on the NASDAQ Stock Market for that date.

     There were 24,247,608 shares of the registrant's Common Stock issued and outstanding as of March 9, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 of Part III incorporate information by reference from the registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders to be held on May 10, 2001. Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

                                     PART I

Item 1.           Business

General

     Trimble Navigation Limited, a California corporation ("Trimble" or "the Company"), develops, manufactures, and distributes innovative products enabled by Global Positioning System ("GPS"), optical, laser, and wireless communications technology. We provide end-users and Original Equipment
Manufacturers (OEM's) with solutions for diverse applications including agriculture, engineering and construction, fleet and asset management, timing, automobile navigation, and military. Our principal products, which utilize substantial amounts of proprietary software and firmware, are integrated systems for collecting, analyzing and utilizing position data in forms optimized for specific end-user applications.

     In July 2000, Trimble completed the acquisition of Spectra Precision, a wholly owned business (the "Spectra Precision Group" or "SPG"), formerly owned by a subsidiary of Thermo Electron Corporation. This acquisition provides Trimble with optical and laser based positioning solutions for two of our key
strategic   markets,   and  enhances  the  Company's   sales  and   distribution
capabilities.

Background

     Trimble provides positioning solutions through three fundamental technologies: GPS, optical, and laser. Precise determination of locations both on and above the earth's surface is a fundamental requirement in many applications and industries. For example, position data is used for navigation on land, sea and air, and to conduct surveys, draw maps, and guide heavy machinery. Position solutions are used in many industries including construction, engineering, agriculture, trucking, maritime, automotive, aviation, fleet and asset management, consumer, mobile appliances, military, in-vehicle navigation, timing, and recreation. Previous position technologies limited users to the simultaneous determination of only two dimensions--latitude and longitude--while altitude and time required separate measurements with different equipment. Global Positioning Systems can complement or replace many other forms of electronic navigation and positioning data systems. GPS offers major advantages over prior technologies in terms of ease of use, precision, and accuracy, with worldwide coverage in three dimensions, in addition to providing time and velocity measurement capabilities. GPS technology provides users with latitude, longitude, altitude and time measurements using a single solution.

     GPS is a system of 27 orbiting Navstar satellites established and funded by the U.S. government, which have been fully operational since March 1995. GPS positioning is based on a trilateration technique that precisely measures distances from three or more Navstar satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver calculates distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver. The receiver then trilaterates its position using its known distance from various satellites, and calculates latitude, longitude and altitude. Under normal circumstances, a current stand-alone GPS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to approximately 10 meters, 24 hours a day. When a GPS receiver is coupled with a reference receiver with known precise position, accuracy of less than ten centimeters is possible. In addition, GPS provides highly accurate time measurement.

     * The usefulness of GPS is dependent upon the locations of the receiver and the GPS satellites that are above the horizon at any given time. The current deployment of 27 satellites permits three-dimensional worldwide coverage 24 hours a day. However, reception of GPS signals requires line-of-sight visibility between the Navstar satellites and the receiver, which can be blocked by buildings, hills and dense foliage. For the receiver to collect a sufficient signal, the receiver must have a line of sight to at least three satellites in order to determine its location in two dimensions--latitude and longitude--and at least four satellites to determine its location in three dimensions - latitude, longitude, and altitude. The accuracy of GPS may also be limited by distortion of GPS signals from ionospheric and other atmospheric conditions, and intentional or inadvertent signal interference or Selective

Availability (SA).Selective Availability, which was the largest component of GPS distortion, is controlled by the U.S. Department of Defense and on May 1, 2000 was deactivated. Selective Availability may be implemented at any time by the U.S. Department of Defense in order to deny hostile forces the highly accurate position, time and velocity information supplied by GPS. In certain military applications, classified devices are utilized to decode the SA component and compute an undegraded solution.

     By using a technique called "differential GPS" involving two or more GPS receivers, position accuracies can currently be improved to approximately one to three meters for navigation, sub-meter for precision positioning, and less than ten centimeters for survey and machine guidance applications, even if SA is activated. This technique compensates for a number of potential measurement distortions, including distortions caused by ionospheric and other atmospheric conditions, as well as distortions intentionally introduced into the satellite data itself, such as SA. Differential GPS involves placing one receiver at a known location and continuously comparing its calculated location with its known location to measure distortions in the signal transmission and errors in the satellite data. At any one time, most distortions and errors are reasonably constant over large areas, so that one or more remote GPS receivers can use these measurements to correct their own position calculations. Measurement corrections can be transmitted either in real-time over a suitable communication link such as radio or telephone, or integrated later with accumulated data, as is in some highly precise scientific applications.

     * Each of Trimble's GPS products is based on proprietary GPS receiver technology. Trimble's GPS receivers are capable of tracking all satellites in view and automatically selecting the optimum combination of satellites necessary to provide the most accurate set of measurements possible. GPS positioning data is most useful when presented, communicated, and managed in an efficient and functional manner. The recent technological convergence of positioning, wireless, and information technologies enables significant new capabilities in positioning systems. GPS data coupled with value-added functionality from wireless communications, information technology, non-GPS positioning technologies and customized user interfaces can provide a complete position solution. In addition, recent developments in wireless technology and deployments of wireless networks have enabled more efficient and less expensive wireless communications. Such developments allow for the rapid and efficient transfer of GPS data to locations away from the GPS field device, improving data usefulness and functionality by making the data accessible to an increased number of users. Accessing, delivering and using position-centric information efficiently can result in significant productivity increases to the end-user. With the convergence of GPS and advanced information and communication technologies, Trimble is focused on creating integrated application-specific systems that solve end-user problems in targeted markets by optimizing product features and functionality and increasing end-user productivity, thus providing a complete value-added positioning solution.

     * Navstar satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 27 satellites in place, some have already been in place for 12 years and they have an average age of 6 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. However, a 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access for civilian use has a solid foundation in law. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products could have a material adverse effect on Trimble's financial results. In 1995, certain European government organizations expressed concern regarding the susceptibility of GPS equipment to intentional or inadvertent signal interference. Such concern could translate into reduced demand for GPS products in certain geographic regions in the future.

     Laser and optical products measure distances very accurately by means of a light beam. Trimble generally uses laser diodes to create laser light beams for its applications. The light emitted by lasers is more concentrated around a single frequency than conventional light sources, allowing a more accurate distance measurement.

Business Strategy

     Trimble's strategy is to leverage our expertise in GPS and other position solutions, coupled with information and communication technologies to provide a comprehensive product offering to our customers. Our primary objectives are:

     * Focus on growth markets. We target markets which offer the greatest potential for growth, profitability, and a leadership position. Currently, we focus on four market segments: Engineering and Construction, Agriculture, Fleet and Asset Management and Component Technologies. In addition, we serve other smaller markets and manage these as the Portfolio Technologies segment. We believe these market segments can be characterized by a need for improved productivity, lower cost, and better information. We intend to continuously evaluate and identify new market segments as well as numerous specific vertical markets within each of these segments as driven by new applications and development of our technology.

     * Continue to provide innovative, differentiated product solutions. Our objective is to continuously provide innovative solutions that deliver significant value to our end-users. We intend to maintain our leading market position through research and development spending which provides us with products differentiated through software, hardware, and application specific features. Trimble intends to pioneer advances in positioning component technology, continuing to improve the state of the art in size, power, and sensitivity. In addition, we will target solutions aimed at specific applications. Also, we intend to leverage the intellectual property resulting from these efforts through licensing to third parties.

     * Develop  products  that  integrate   communications   technologies.   In
developing our products we intend to integrate within our markets the functionality brought about by the convergence of positioning, wireless, and information technologies. We seek to combine these technologies to create products that provide end-users with comprehensive positioning solutions, which enable the real-time management of information and enhance productivity and efficiency.

     * Leverage extensive distribution network across vertical markets. We have established an extensive distribution network across our targeted market segments with strong customer relationships. Our recent acquisition of the Spectra Precision Group served to extend our reach into new market segments both domestically and internationally. We intend to further leverage our distribution channels vertically and across market segments in order to access customers in different business areas and geographic regions.

     * Continue pursuing strategic alliances. Strategic alliances have been an essential component of our success thus far. We have established such alliances with companies including Caterpillar, Inc.; CNH Global N.V.; Honeywell, Inc.; Mannesmann Telecommunications (formerly Phillips Car System); Siemens Corporation; Nortel Networks Limited; Blaupunkt-Werke GmbH, a wholly owned subsidiary of Robert Bosch GmbH (Bosch); and Brience Inc. These relationships have enhanced our ability to enter new markets, develop new products and strengthen our distribution network. As a result, we have gained substantial market share and penetration and secured our position within target markets. As our markets develop and new markets emerge, we believe it will be critical for us to continue to forge and maintain strategic alliances. As our industry grows, we may take advantage of acquisition opportunities, which complement our product portfolio, expand our technology, enable us to enter new markets, or solidify our current market position. Additionally, we may use acquisitions to increase our customer base and facilitate our entry into new markets. In each case, our focus will be to leverage existing technologies, distribution networks, marketing resources, and to identify and achieve synergies.

INDUSTRY SEGMENTS

     Trimble operates in five primary industry segments that are increasingly deploying a variety of positioning-based solutions, including: (i) Engineering and Construction, (ii) Agriculture, (iii) Fleet and Asset Management, (iv) Component Technologies, and (v) Portfolio Technologies.

     We design, market, and distribute products that determine precise geographic location combined with data communications and applications software. We sell our products through a network of direct salespeople, independent dealers, distributors and authorized sales representatives supported by sales offices throughout the world.

     Research and development activities are conducted at Trimble's facilities in Sunnyvale, California; Dayton, Ohio; Atlanta, Georgia; Corvallis, Oregon; Westminster, Colorado; Danderyd, Sweden; Christchurch, New Zealand
and in Jena, Munich and Kaiserslautern in Germany. Solectron Corporation and Solectron Federal Systems, Inc. (collectively, "Solectron") currently manufactures most of Trimble's GPS products. We also have production facilities in Danderyd, Sweden, Jena and Kaiserslautern in Germany and Dayton, Ohio for the manufacture of our optical and laser products.

     To achieve distribution,  marketing,  production, and technology advantages for our targeted markets, we manage our five industry segments within corresponding divisions. To focus on market needs, we manage our five industry segments through a divisional structure. Each division is responsible for strategy, sales and marketing, product development and financial performance. Each division is headed by a General Manager.

     Although we believe that these divisions have growth potential for sales of our products, there can be no assurance that such divisions will continue to grow, particularly given that GPS-based systems are still in an early stage of adoption in some of these markets. Our future growth will depend on our ability to develop the industry markets in which we currently compete, and on our ability to continue to identify and exploit new markets for our products.

Engineering and Construction

     We continue to focus on the large market opportunities in the Engineering and Construction market segment. In addressing this market segment, we employ all of our key technologies to develop and introduce position-based solutions, including GPS, optical, laser, wireless communication and software-based information technologies. We currently offer a range of hardware and software products that are used by survey and construction professionals in the field for determining position data collection, field computing, data management, and automated machine guidance and control. These products provide solutions for numerous construction applications, including: surveying; general construction; site preparation and excavation; road and runway construction; and underground construction.

     Our engineering and construction products reduce the need for manual calculations and operations in the field, thereby improving productivity and providing significant potential cost savings that can be achieved by decreasing project completion times and reducing the need for rework resulting from human error. Building on our leadership position in the construction arena, our goal is to provide comprehensive "field-to-office" solutions that enable our end-users to tightly integrate field construction operations with their office information systems through the use of our positioning, wireless communication and software technologies. We believe that considerable productivity improvements and cost savings can be achieved by such solutions that will effectively streamline the use of information in the engineering and construction process, from project concept to completion. For example, if the field and the office are tightly integrated, data collected and created in the project feasibility phase can be used and modified in the design phase. Data resulting from the design phase can be used to automate processes in the construction phase. Finally, data collected from the construction site can be used not only for important monitoring purposes, but also to effect required design changes back at the office, which can then be implemented in the field. By providing complete solutions that link the field to the office through positioning, wireless and software technologies, we believe that we will enable the end-users of our products to achieve significant cost savings from reducing rework costs, shortening project schedules and improving project monitoring capabilities.

Products

The following is a table of some of the key Engineering and Construction products.

--------------------------------------------------------------------------------
        Product                           Description
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 GPS Total Station 5700   Provides surveyors and civil engineers with innovative
                          features that bring a new level of confidence, speed
                          and efficiency to the construction cycle.  With the
                          intuitive, easy-to-use Trimble Survey Controller(TM)
                          field software and Trimble Geomatics Office Software,
                          survey and design tasks are unified in one powerful
                          system.
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
  5600DR 200+             A powerful reflectorless optical surveying instrument.
                          Surveyors can survey previously unreachable objects of
                          over 200 meters away without a reflector.  The
                          instrument can, in its robotic version, be operated
                          remotely which enables one operator to execute all
                          applications without assistance.
 -------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        Product                           Description
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 SiteVision(TM)           A grade control system for the construction market
                          that combines a ruggedized on-board computer, a high
                          precision dual frequency receiver, two duel frequency
                          GPS antennas, three light bars and a radio that
                          provides a complete solution to help bulldozer
                          operators increase productivity in a stakeless
                          environment.
 -------------------------------------------------------------------------------

Agriculture

     In today's competitive agriculture market, where low cost producers have a significant advantage, efficient field operation and data management can be critical to success. We provide high accuracy, real-time positioning, water management, machine guidance and field management solutions to enhance the productivity of agricultural assets, both land and equipment. Our products provide key advantages in a variety of agriculture applications, primarily in the areas of precise land leveling, machine guidance, yield monitoring and variable-rate applications of fertilizers and chemicals. By improving monitoring capabilities and reducing the margin for human error, our products can significantly improve productivity and enhance crop yields. For example, our GPS-based machinery guidance systems and field monitoring systems enable machinery operators to achieve improved accuracy when planting row crops and applying fertilizers and chemicals. In addition, machine utilization can be significantly improved.

     * We believe that there is considerable growth opportunity in this market, which is in the early stages of adopting position-based solutions. Given the recent introduction of the technology, the market is relatively unpenetrated. To date, machine guidance systems have primarily been sold and installed in the aftermarket. Original equipment manufacturers are increasingly integrating these capabilities into new machines. We believe that we are well positioned to address the opportunities in the new equipment market as the result of our strategic alliance with CNH Global (formerly Case Corporation), a leading global manufacturer and distributor of agricultural equipment. Since 1997, CNH Global has utilized our GPS receivers for advanced farming systems. Our customers in the agriculture market segment include family farmers, commercial growers, crop consultants, equipment manufacturers, farm centers and service providers.

Products

The following is a table of some of the key Agriculture products.

 -------------------------------------------------------------------------------
        Product                           Description
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 AgGPS(R)132              Farmers use the AgGPS 132 to tag soil type, insect
                          infestation, or crop yield information with precise,
                          sub-meter location data. Mapping this data highlights
                          problem areas and helps farmers target their use of
                          agricultural products, saving money and increasing
                          productivity.
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 AgGPS(R)Parallel         Provides farm equipment operators with precision
 Swathing Option          guidance information for driving straight rows during
                          field preparation, planting, and agricultural product
                          applications.  The system works under any condition -
                          day or night, dust or fog, wind or rain - allowing
                          farmers to extend hours for chemical spraying, lime
                          and fertilizer application, tilling, and seedbed
                          preparation.
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 AgGPS(R)Autopilot        A system that automatically steers tractors to within
                          inches for row-crop applications. The driver, with
                          hands-free operation, can now concentrate on working
                          the implements for listing, bed preparation, planting
                          and cultivating.  This technology breakthrough
                          translates into increased productivity for the farmer
                          through more efficient utilization of tractors and
                          extended working hours.
 -------------------------------------------------------------------------------

 -------------------------------------------------------------------------------
        Product                           Description
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 Laser-based Water        Laser-based water management allows the agricultural
 Management Systems       industry to make topographical maps of their fields,
                          design solutions for drainage or irrigation, and
                          control the machines that grade the land using a
                          rotating plane of laser light. Growers almost always
                          have either too much water or too little  water to
                          grow a crop.  Landleveling and farm tile drainage is a
                          high productivity long-term investment for a grower to
                          guarantee consistent crops at high yields.
 -------------------------------------------------------------------------------

Fleet and Asset Management

     Our Fleet and Asset Management segment includes the mapping and GIS market and the mobile positioning and communications market. These markets have been aggregated, as the products have similar technologies and address a converging customer base.

     We integrate our wireless, GPS and information technologies to provide solutions for a variety of applications in fleet management and asset tracking. Our products enable end-users to efficiently monitor and manage their mobile and fixed assets by communicating location-relevant and time-sensitive information from the field to the office. The key to these applications is not just the ability to accurately locate assets, but also the ability to rapidly collect and transfer a wide range of asset-related data from the field to the office for monitoring and verification, and for use in business decisions and other analysis. Depending on the application, our solutions provide numerous advantages to the end-user, including enhanced productivity, increased efficiency, reduced costs, and improved safety and security. We currently offer a range of products that address a number of sectors of this market: long-haul trucking; public safety vehicles; municipal fleet management; marine shipping; and fixed asset data collection for a wide variety of governmental and private entities.

     Our mobile asset management products offer a range of asset management solutions, including a turnkey satellite-based solution for vehicle fleet management that provides all the functionality necessary to actively manage vehicles in the field, including position and event reporting and two-way messaging capabilities. Using our mobile asset management products, end-users can effectively track the movement of their vehicles, employees, and goods and services. This enables them to make real-time, informed decisions regarding asset utilization, which can enhance productivity and profitability. For example, positioning data enables end-users to route vehicles in their fleet more efficiently, reducing vehicle downtime, and potentially increasing the number of deliveries or trips per vehicle. In addition, these improvements to vehicle management can result in more efficient vehicle maintenance and reduced misuse of vehicles. Finally, end-users can be more responsive to their customers by more effectively managing their mobile resources and providing their customers with more detailed information on the location of products and services.

     With respect to fixed asset tracking, the combined forces of the Internet and deregulation of telecommunications are providing asset-rich organizations such as utilities, natural resource-based entities and local governments with access to timely and accurate data on their field assets. Our customers are discovering improvements to their customer service and operating efficiencies resulting from the provision of their spatial asset data, both internal to the organization and via the Internet. One key to this market is the creation and maintenance of GIS databases. Our range of GPS based GIS data collection and maintenance products enable these organizations to cost effectively capture and maintain the features and attributes of their field assets.

     As with our other targeted market segments, we believe that there is considerable growth opportunity in this market, which is in the early stages of adopting positioning-based solutions. Currently, mobile resources are often tracked using inefficient and incomplete systems such as wireless telephones and pagers. We believe that penetration of GPS-based positioning systems in this market segment will accelerate as the cost of such systems decreases and functionality increases.

Products

The following is a table of some of the key Fleet and Asset Management products.

 -------------------------------------------------------------------------------
        Product                           Description
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 Pathfinder Pro Family    The GPS Pathfinder(R)Pro XR and Pro XRS Systems are
                          easy-to-use GIS data collection and maintenance
                          systems that provide real-time submeter accuracy.
                          These powerful systems are used in a wide range of
                          applications, including utility asset management,
                          environmental monitoring, scientific research,
                          hazardous waste clean-up, municipal asset management,
                          and natural resource management.
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 CrossCheck(R)Product     A cellular mobile unit - the first device to combine
 Family                   GPS, cellular, and computing technologies onto a
                          single module - provides a more efficient, cost-
                          effective asset and route management tool for fleet
                          management.
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 GeoExplorer(R)3          A data collection and maintenance system that provides
                          the industry's most rugged and technologically
                          advanced handheld GPS solution available for creating
                          and maintaining GIS databases for management of
                          utility, urban, and natural resources.
 -------------------------------------------------------------------------------

Component Technologies

     As a leading provider of GPS components, we currently market our component products through an extensive network of OEM relationships. These products include proprietary chipsets, modules and a variety of intellectual property. The applications into which end-users currently incorporate our component products include: timing applications for synchronizing wireless and computer systems; in-vehicle navigation and telematics systems; fleet management; security systems; data collection systems; and wireless handheld consumer products. Our timing products are used in applications such as wireless clocks and network synchronization. We provide timing products to major telecommunications infrastructure suppliers such as Nortel Networks and Glenayre Technologies.

     * We believe that technological advances in component technology, including reduced size, cost and power consumption and increased functionality, will continue to drive GPS into a variety of new, high volume applications. In particular, as GPS-based timing and location information becomes available at reduced cost, it will migrate from current commercial uses to the high volume consumer markets. The following is a selected list of some of the products that we believe will incorporate GPS functionality: wireless handheld products (smart phones, pagers, E911/SOS phones, child and personal locators); automobile products (in-car navigation systems, car security systems, auto emergency response systems, telematics systems); PC-based products (autoPC/in-car computers, portable PCs, PDAs and other wireless devices); and general consumer and marine products (recreational and entertainment products, wristwatches, portable navigation systems, marine handheld systems, pet locators).

     * Our in-vehicle navigation and telematics technologies are sold to OEMs that sell directly to automobile manufacturers, including Pioneer, Bosch, Blaupunkt, Siemens AT, Mannesmann Group (formerly Philips Car System), and Magneti Marelli. Automobile manufacturers that currently purchase products incorporating our GPS technology include: Alfa Romeo, BMW, Fiat, Honda, Mercedes, Opel, Porsche, Renault, Toyota, and VW/Audi. Japan is currently the world's largest GPS automobile navigation system market, with Eurpoe as the second largest market. To date, GPS automobile navigation system penetration in the U.S. market has been relatively low due to high prices and the lack of digital maps. In 1998, however, a number of automobile OEMs in the U.S. started making navigation and emergency response systems standard in some high-end vehicles, such as the GM OnStar system for Cadillac. We believe that in-car navigation systems will eventually become commonplace as system prices continue to decline.

     * The largest domestic consumer market for GPS components is expected to become the wireless handset market. The FCC has mandated that all cellular phones must identify their location to within 125 meters for 911 emergency calls. This Enhanced 911 (E911) mandate takes effect in October 2001 and is creating the need for the wireless carriers and handset manufacturers to find ways to meet the mandate's requirements. GPS technology provides an attractive solution to meet or exceed the requirements of the E911 mandate. This market will require very small, low-cost GPS components that consume very little power. We believe that we are well positioned to address these requirements and other high volume consumer applications. We were the first GPS company that provided components used in a GPS-enabled consumer
Personal Digital Assistant (PDA) product, known as the Locatio, which is manufactured and marketed by Seiko Epson in Japan.

Products

The following is a table of some of the key Component Technologies products.

 -------------------------------------------------------------------------------
        Product                           Description
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 FirstGPS(TM)             Specifically developed for power-sensitive mobile
                          information devices such as laptops, PDAs, digital
                          cameras, smart phones, pagers and automobile
                          navigation systems.  The architecture allows high-
                          volume manufacturers of consumer products to add GPS
                          location with minimal impact on the device's size or
                          battery life.
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 Thunderbolt(TM)          A GPS clock designed specifically for precision timing
 GPS-disciplined Clock    and synchronization of wireless networks. Wireless
                          systems need precise timing to optimize use of their
                          assigned radio spectrums across wide geographic areas.
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 GPSTM CDMA Clock         A GPS clock supplied to Nortel Networks for CDMA base
                          station synchronization.  Nortel Networks is expanding
                          the use of GPS clocks to other air interfaces besides
                          CDMA.
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------
 Lassen(TM) LP GPS        A miniature, low-power GPS receiver module for
                          battery-powered applications.  It is ideal for
                          embedding GPS in portable devices such as PDAs,
                          personal communication systems, data terminals,
                          recorders and instrumentation units.
 -------------------------------------------------------------------------------

Portfolio Technologies

     This segment is comprised of several markets that use accurate position, velocity, and timing information. The products in this segment are navigation modules and embedded sensors that are used in avionics, flight, and military applications. This segment is an aggregation of various operations that each equal less than ten percent of the Company's total operating revenue. Also, included in this segment are the operations of our Tripod Data Systems subsidiary for the period November 14, 2000 through December 29, 2000.

     On March 6, 2001, the Company sold its Air Transport Systems (ATS) business to Honeywell. The ATS business was a part of our Portfolio Technologies segment. The sale to Honeywell consisted of the Trimble 8100, the HT 9100 and two other product lines, which were included in the ATS business.

Products

The following is a table of some of the key Portfolio Technologies products.

--------------------------------------------------------------------------------
TA-12(TM)                 A high-performance, all-in-view, PPS GPS receiver for
                          military aircraft operating within the US National
                          Airspace System.  The TA-12 receiver is FAA TSO-C129A
                          certified and designed for integration with Flight
                          Management Systems that require Instrument Flight
                          Rules certified operations.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Force 5 GRAM-S(TM)        An all-in-view, dual frequency PPS embedded GPS
                          receiver card designed for integration with military
                          inertial navigation systems for use on high
                          performance aircraft and missiles.
--------------------------------------------------------------------------------

Sales and Marketing

     Trimble currently has a number of regional sales offices in the United States and Europe, as well as offices in Australia, Canada, China, Dubai, Japan, Manila, Mexico, New Zealand, Singapore and others. The Company has substantial variation in the needs of its sales and distribution channels across its markets.

     Domestic. Trimble sells its products in the United States primarily through dealers, distributors, and authorized representatives, supplemented and supported by our direct sales force. We have also pursued alliances and OEM relationships with established foreign and domestic companies to assist us in penetrating selected markets.

     International. Trimble markets to end-users through a network of many dealers and distributors in more than 85 countries. Distributors carry one or more product lines and are generally limited to selling either in one country or in a portion of a country. Trimble occasionally grants exclusive rights to market certain products within specified countries.

     Sales to unaffiliated customers in foreign locations represented approximately 52%, 52%, and 46% of Trimble's total revenue in fiscal years 2000, 1999 and 1998, respectively. Sales to unaffiliated customers in Europe represented 28%, 25%, and 25% of net revenue in such periods, and sales to unaffiliated customers in the Far East represented 12%, 14%, and 13% of total revenue in such periods, respectively.

     Support. Trimble generally provides a one year warranty on the sale of its products. Certain programs may require extended warranty periods. General warranty terms for software sold by our Tripod Data Systems subsidiary is 90 days. We support our GPS products on a board replacement level from locations in the United Kingdom, Germany, Japan, and Sunnyvale, California. The repair and calibration of our line of Optical/Electronic Surveying, Laser and Machine Control equipment is available from company-owned or -funded facilities. Additionally over 200 service providers globally perform warranty servicing of our products. We reimburse dealers and distributors for all authorized warranty repairs they perform. Trimble does not derive a significant portion of its revenues from support activities.

Competition

     Within each of our five market segments, we encounter direct competition from other GPS, optical and laser suppliers.

     In the Engineering and Construction segment, the Company faces ongoing competition primarily from other GPS and optical vendors, such as Leica AG and Topcon Corporation. Other competitors include Magellan Corporation; NovAtel Inc., Sokkia Company, Ltd.; and Nikon Geosystems.

     In the Agriculture segment we face competition from John Deere, CSI Wireless, Starlink, AgSystems, and Topcon Corporation.

     In the Component Technologies segment high volume markets the primary competitors are Motorola, Conexant, and Japan Radio Corporation (JRC). In the timing markets, the primary competitor is Symmetricom.

     In the Fleet and Asset management segment we face competition from CSI Wireless, AirIQ, Leica AG; Garmin Corporation; and Magellan Corporation.

     In the Portfolio Technologies segment, we face ongoing competition from Rockwell Collins, Universal Navigation Corporation, Canadian Marconi Company, IIMorrow, Inc. (a division of United Parcel Service of America, Inc.), Honeywell Incorporated, Smiths Industries, L3 Communications, Raytheon, Litton Industries and Alliant TechSystems.

     The principal competitive factors vary widely from segment to segment. Typical competitive factors include ease of use, size, weight, power consumption, features, performance, reliability and price. In the commercial solution applications, ease of use and user functionality become the differentiating factors. We believe that our products currently compare favorably with respect to these factors. We intend to maintain our leadership position through:

     o Systems, products and services that have significantly differentiated features with improved benefits to end-users.
     o A strong commitment to new product development. Trimble currently offers more than 100 products and continues to improve and expand the line.
     o Our technology leadership with approximately 490 patents issued.

     o Extensive worldwide distribution.

     * We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to provide more complete solutions, as well as products and services that have significantly differentiated features with improved cost/benefit ratios to our end-users. There can be no assurances that we will be able to implement this strategy successfully, or that our competitors, many of whom have substantially greater resources, will not apply those resources to compete successfully against us.

Research and Development

     Our leadership position in our targeted market segments is the result, in large part, of our strong commitment to research and development. We invest in developing positioning and information technologies and wireless communications, including the design of proprietary software, optics, laser systems, control systems, integrated circuits, network radios, GPS receivers, and real time kinematic (RTK) technology. Trimble has an advanced technology laboratory located in Sunnyvale, California where we devote a portion of our corporate research and development expenditures to advancing core positioning technologies and integrating them with synergistic technologies such as communications, sensors, and information technologies.

     Significant portions of our research and development are targeted at developing the products for a variety of applications that utilize these technologies. Recent examples include:

     o 3-D passive positioning through the use of rotating lasers for the construction market o 5600DR 200+ reflectorless robotic total station for the surveying and construction market
     o Crosscheck GSM, integrating cellular and GPS technology for fleet management
     o Introduction of an autosteer tractor utilizing GPS and control system technology for the agricultural market.
     o The GPS Total Station 5700 incorporating Trimble's latest RTK technology for surveying and stake out
     o The FirstGPS technology, offering small, low-power GPS for automotive and other embedded applications.

     Below is a table of Trimble's expenditures on research and development over the last three fiscal years.

                                             Fiscal Years ended
                           -----------------------------------------------------
                              December 29,        December 31,       January 1,
                                  2000               1999               1999
--------------------------------------------------------------------------------
(In thousands)

Research and development       $ 46,520             $ 36,493            $ 45,763



     * Trimble expects that a significant portion of future revenues will be derived from sales of newly introduced products. Consequently, our future success depends in part on our ability to continue to develop and manufacture new competitive products with timely market introductions. Advances in product technology will require continued investment in research and development in order to maintain and enhance our market position.

Manufacturing

     In August of 1999, Trimble began outsourcing the manufacture of our GPS-based products, reducing our need to make costly investments. Solectron Corporation (Solectron) currently manufactures our GPS products and is responsible for nearly all material procurement, assembly and testing. Product design through pilot production remains in the hands of Trimble. While Solectron is responsible for most facets of the manufacturing process, we are directly involved in qualifying vendors and the key components used in our products.

     We manufacture our optical and laser-based products at four manufacturing facilities located in Dayton, Ohio; Danderyd, Sweden; and Kaiserslautern and Jena, Germany. Some of these products and subassemblies are also assembled on a contract basis.

     In addition, as of December 2000 Trimble maintains a manufacturing facility in Austin, Texas, primarily focused on FAA certified products for commercial aviation and military systems. As discussed in the industry segment section, as of March 6, 2001, we have sold our Air Transport Systems business that is located in Austin, and it is our intent to close our Austin operations in August of 2001. At that time, we will transfer the FAA certified military systems business to our manufacturing facility in Sunnyvale, California. We are currently in the process of transferring our FAA certifications to our Sunnyvale manufacturing facility.

     While most of the components used in our products are standard and can be obtained from multiple qualified manufactures, some of our key components are proprietary or sole sourced and require extended lead times. If we were required to find new vendors for these sole or limited sourced components, we would have to qualify replacement components and possibly reconfigure our products. This qualification or reconfiguration process could result in product shipment delays. Our supply management team works closely with strategically important suppliers who provide sole or limited sourced products.

     We will continue to provide state-of-the art computer aided design service capabilities to our development community relating to printed circuit board
(PCB) layout, assembly drawing and schematic development. We intend to remain self-sufficient in this field to ensure that the development entities can have the maximum benefit from the utilization of their time, while including automatic test capability on the board, contributing to faster and more effective product release cycles.

Backlog

     Trimble believes that due to the volume of products delivered from shelf inventories and the shortening of product delivery schedules, backlog is not a meaningful indicator of future business prospects. Therefore, we believe that backlog information is not material to an understanding of our business.

Patents, Trademarks, and Licenses

     Our success depends to a significant extent on technical innovation. We pursue an active program of filing patent applications to protect technologically sensitive features of our products. We currently hold approximately 370 U.S. GPS related patents and approximately 20 foreign GPS related patents that expire at various dates no earlier than 2005. We also have approximately 100 laser or optical related patents worldwide. We currently license certain peripheral aspects of our technology from Spectrum Information Technologies and GeoResearch. Trimble may enter into additional licensing arrangements in the future relating to its technologies.

     At present there are 87 trademarks registered to Trimble and its subsidiaries. Specifically, "Trimble" with the sextant logo, "Trimble Navigation," "GeoExplorer," and "GPS Total Station," are trademarks of Trimble Navigation Limited, registered in the United States and other countries. "Trimble" with the globe and triangle logo and additional trademarks are pending registration. Trimble Navigation Limited acknowledges the trademarks of other organizations for their respective products or services mentioned in this document.

     Although we believe that our patents and trademarks have value, there can be no assurance that those patents and trademarks, or any additional patents and trademarks that may be obtained in the future, will provide meaningful protection from competition. We actively develop and protect our intellectual property through a program of patenting, enforcement, and licensing.

     We do not believe that any of our products infringe patent or other proprietary rights of third parties, but we cannot be certain that they do not do so. (See Note 21 to Consolidated Financial Statements.) If infringement is alleged, legal defense costs could be material, and there can be no assurance that the necessary licenses could be obtained on terms or conditions that would not have a material adverse effect on our profitability.

Employees

     As of December 29, 2000, Trimble employed 2,306 people: 536 in research and development, 926 in sales and marketing, 619 in manufacturing, and 225 in general administration. Of these, 596 were located in Europe (of which 75 were in Germany and 236 were in Sweden), 207 in New Zealand, 53 in the Asia and the Pacific region and 1,450 in the United States, Canada and Mexico. We also employ temporary and contract personnel, not included in the above headcount numbers.

     Trimble's success depends in part on the continued contribution and long-term effectiveness of our employees. Competition in recruiting personnel can be significant in some labor markets and our continued ability to attract and retain highly skilled employees is essential to our future growth and success. Our employees are not represented by labor unions, except in certain European countries where union membership is almost universal. We have not experienced work stoppages.

Executive Officers of the Company

     The names, ages, and positions of the Company's executive officers as of March 29, 2001 are as follows:

Name                       Age             Position
--------------------------------------------------------------------------------
Steven W. Berglund........  49        President, Chief Executive Officer
Mary Ellen P. Genovese....  41        Chief Financial Officer
William C. Burgess........  54        Vice President, Human Resources
David M. Hall.............  52        Senior Vice President, Marketing
                                      and Business Development
John E. Huey..............  51        Treasurer
Ronald C. Hyatt...........  61        Senior Vice President and General
                                      Manager, Agriculture Division
Irwin L. Kwatek...........  62        Vice President and General Counsel
Bonnie L. Lemon...........  41        Corporate Controller
Michael W. Lesyna.........  40        Vice President and General Manager, Mobile
                                      Positioning and Communications Division
Bruce E. Peetz............  49        Vice President, Advance Technology and
                                      Systems
Karl G. Ramstrom..........  57        Senior Vice President and General Manager,
                                      Engineering and Construction Division
Alan R. Townsend..........  52        Vice President and General Manager,
                                      Mapping and GIS Division
Dennis L. Workman.........  55        Vice President and General Manager,
                                      Component Technologies Division

     All officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

     Steven W. Berglund joined Trimble as President and Chief Executive Officer in March 1999. Mr. Berglund has a diverse background with experience in engineering, manufacturing, finance and global operations. Prior to joining Trimble, Mr. Berglund was President of Spectra Precision, Inc. which had global revenue of approximately $200 million and developed and manufactured surveying instruments, laser based construction alignment instruments, and construction machine control systems. Spectra Precision, Inc. was a subsidiary of Spectra-Physics AB. During his fourteen years within Spectra-Physics, which was an early Silicon Valley pioneer in the development of laser systems, Mr. Berglund held a variety of management positions that included four years based in Europe. Prior to Spectra-Physics, Mr. Berglund spent a number of years at Varian Associates in Palo Alto where he held a number of planning and manufacturing roles. Varian is a technology company specializing in microwave communications, semiconductor manufacturing equipment, analytical instruments, and medical diagnostic equipment. Mr. Berglund began his career as a process engineer at Eastman Kodak in Rochester, New York. Mr. Berglund attended the University of Oslo and University of Minnesota where he received a B.S. in Chemical Engineering in 1974 and received his MBA from the University of Rochester in 1977.

     Mary Ellen P. Genovese joined Trimble as Controller of Manufacturing Operations in December 1992. From 1994 to 1997 she served as Business Unit Controller for Software and Component Technologies, and for the tracking and communications business units. She was appointed Corporate Controller in October 1997 and Vice President of Finance and Corporate Controller in February 1998. In September 2000 she was appointed Chief Financial Officer. Prior to joining Trimble, Mrs. Genovese was Chief Financial Officer and President for Minton Co., a distributing company to the commercial building market, from 1991 to 1992. In her position as Chief Financial Officer she was responsible for the accounting, management reporting and bank and investor financing for the company. In March of 1992, the board of directors asked her to assume the role of President to reorganize the company, including the divestiture of the manufacturing operations. Prior to 1991, she worked for 10 years with General Signal Corporation. She was appointed European Financial Controller in July 1990, where she was responsible for the company's three European operations, Germany, France and the United Kingdom. From 1988 to 1990 she served as Unit Financial Officer, for General Signal's Semiconductor Systems Division. She held several other management positions including Materials Manager, Controller of Manufacturing Operation and International Projects Controller for General Signal's Ultratech Stepper Division from 1984 to 1988. Mrs. Genovese is a Certified Public Accountant and received her B.S. in accounting from Fairfield University in Connecticut in 1981.

     William C. Burgess joined Trimble in August 2000 as Vice President of Human Resources. From August 1998 to July 2000, Mr. Burgess was Vice President of Human Resources and Management Information Systems for Sonoma West Holdings, Inc. Mr. Burgess also served as Vice President of Human Resources from May 1995 through July 1998 for Optical Coating Laboratory, a large high-tech manufacturer of fiber optic products. Mr. Burgess' experience also includes Telenekron Communications Systems, a developer of telecommunications software; and Asea Brown Boveri (ABB), a global technology company. Mr. Burgess received his B.S. from the University of Nebraska in 1973 and an M.S. in organizational development from Pepperdine University in 1978.

     David M. Hall joined Trimble in February 1994 as Managing Director, OEM products. In November 1996 he was appointed Vice President and General Manager of the Software and Component Technologies business unit, focusing on application and operating system software, component board level, and chipset volume aspects of the GPS business. In November 1998 he was appointed Group Vice President of the Mobile and Timing Technologies business unit, managing mobile positioning and communications, timing, automotive, military, and commercial aviation businesses. In August 2000, Mr. Hall was appointed Senior Vice President of Marketing and Business Development. Previously, he worked for Raychem Corporation for twenty-one years in a variety of positions and divisions. He served as Director of Sales and Marketing for the Automotive Division, National Distribution Manager for the Electronics Sector, and Director of Marketing and Product Management for the Interconnect Systems Division, as well as District Sales Manager, Area Sales Manager, and Operations Manager. Mr. Hall received his B.S. degree in Industrial Technology in 1971 and his MBA in Marketing and Finance in 1973 from the California Polytechnic State University in San Luis Obispo, California.

     John E. Huey joined Trimble in 1993 as Director Corporate Credit and Collections, and was promoted to Assistant Treasurer in 1995 and Treasurer in 1996. Past experience includes two years with ENTEX Information Services, five years with National Refractories & Minerals Corporation (formerly Kaiser Refractories), and thirteen years with Kaiser Aluminum & Chemical Sales, Inc. He has held positions in Credit Management, Market Research, Inventory Control, Sales and as an Assistant Controller. Mr. Huey received his B.A. degree in Business Administration in 1971 from Thiel College in Greenville, Pennsylvania and an MBA in 1972 from West Virginia University in Morgantown, West Virginia.

     Ronald C. Hyatt joined Trimble in August 1983 as Director of Instrumentation Products. In 1985, he was appointed Vice President for Surveying and Mapping Products, managing the marketing and application software development aspects of the business until February 1993. In January 1997 he returned to the Company as Senior Vice President of Trimble Labs, focusing on next-generation ASIC developments. In November 1998, Mr. Hyatt was promoted to Group Vice President of Precision Positioning. He was responsible for managing land survey, marine, marine survey, mapping/GIS, and mining, construction, and agricultural applications. In August 2000, Mr. Hyatt was appointed Senior Vice President and General Manager of the Agriculture Division. Prior to joining Trimble, Mr. Hyatt worked for Hewlett-Packard from 1964 to 1983 in various engineering and management positions, focusing on precision frequency and time instrumentation. Mr. Hyatt received his B.S. degree in electrical engineering from Texas Tech University in 1962 and his M.S. degree in electrical engineering from Stanford University in 1963.

     Irwin L. Kwatek joined Trimble as Vice President and General Counsel in November 2000. Mr. Kwatek was Vice President and General Counsel of Tickets.com, Inc., a ticketing services provider, from May 1999 to November 2000. Prior to that he was engaged in the private practice of law for more than six years. In his career, Mr. Kwatek has served as Vice President and General Counsel to several publicly-held high-tech companies, including Emulex Corporation, Western Digital Corporation and General Automation, Inc. Mr. Kwatek received his B.B.A. from Adelphi College in Garden City, New York and an M.B.A. from the University of Michigan in Ann Arbor. He received his J.D. from Fordham University in New York City in 1968.

     Bonnie L. Lemon joined Trimble in April of 1998 as Assistant Corporate Controller where she was responsible for the financial reporting and accounting transaction systems. She was appointed Corporate Controller in November 2000. Prior to joining Trimble, Ms. Lemon worked for 5 years for Dexter Corporation where she held the position of Business Controller in the Aerospace Materials Division. Ms. Lemon worked at Hexcel from 1989 to 1993, where she served as the Group Accounting Manager for the Advanced Composites Division and also Accounting Supervisor for the company's Advanced Products Division. Prior to joining Hexcel, she worked at Motorola, Inc. as a Financial Analyst for the Government Electronics Group and Supervising Senior Auditor at the company's corporate headquarters. Ms. Lemon also served as the Corporate Controller for Quinton Hazell, Inc. and as a Senior Auditor for Ernst & Young. Ms. Lemon received her B.B.A. in accounting from the University of Michigan in 1981. She is also a certified public accountant.

     Michael W. Lesyna joined Trimble as Vice President of Strategic Marketing in September 1999. In September 2000, he was appointed Vice President and General Manager of the Mobile Positioning and Communications Division. Mr. Lesyna brings broad experience in developing business and marketing strategies for high tech companies. Prior to Trimble, Mr. Lesyna worked for Booz Allen & Hamilton, where he spent six years, most recently serving as a principal in the operations management group. While at Booz Allen & Hamilton, he was responsible for advising companies on a wide range of strategic issues. Prior to Booz Allen & Hamilton, Mr. Lesyna held a variety of engineering positions at Allied Signal Aerospace. He served as a Project Engineer for Allied Signal's European consortium in Germany, was a Development and Test Engineer for the altitude chamber, and was a Design Engineer for the company's first jet fighter engine afterburner. Mr. Lesyna received an MBA from Stanford University in 1994. He also received an M.S. in mechanical engineering in 1983 and a B.S. in mechanical engineering in 1982, both from Stanford University.

     Bruce E. Peetz joined Trimble in June 1988 as Program Manager for GPS Systems. From January 1990 to January 1993 he served as Development Manager for commercial dual-frequency products, and from January 1993 to December 1995 he served as Engineering Manager for Surveying and Core Engineering. In January1996 he was appointed General Manager of the Land Surveying unit, and from February 1998 started the Advanced Systems division as General Manager. In October 1998 he was named Vice President of Advanced Technology and Systems, consolidating Systems and Trimble Laboratories. Prior to joining Trimble, Mr. Peetz served in a variety of engineering and management positions during eleven years at Hewlett Packard. Mr. Peetz received his BSEE from the Massachusetts Institute of Technology in 1973, and did graduate work at UCLA.

     Karl G. Ramstrom joined Trimble in August 2000 as Senior Vice President and General Manager of the Engineering and Construction Division. Prior to joining Trimble, Mr. Ramstrom served as President of the Spectra Precision Group, which was acquired by Trimble in July 2000. During his 31-year tenure at Spectra Precision and its predecessor companies, he held a variety of positions, including marketing, sales management, general management, and finally executive responsibilities. Before his appointment as President, Mr. Ramstrom headed
Spectra Precision's Survey business unit headquartered in Danderyd, Sweden. After completing his education in his native Sweden, Mr. Ramstrom began his career as a surveyor with the Swedish Road Administration before joining Spectra Precision in 1969.

     Alan  R.  Townsend  joined  Trimble  in  1991  as the  Manager  of  Trimble
Navigation New Zealand Ltd., a product development subsidiary of Trimble Navigation Ltd. In 1995, he was appointed General Manager of the Mapping and GIS systems group. In January 2001, he was promoted to Vice President and General Manager of the Mapping and GIS Division. He is also serving as the Managing Director of Trimble Navigation New Zealand Ltd. Prior to Trimble, Mr. Townsend served in a variety of roles within the Datacom group of companies in New Zealand including Managing Director of Datacom Software Research Ltd. from 1986 to 1991. Trimble acquired Datacom Software Research Ltd. in 1991. In addition, Mr. Townsend is a Director of IT Capital Ltd., a venture capital company based in Auckland, New Zealand; and a Director of Pulse Data Ltd., an electronics company that produces aids for the visually impaired in Christchurch, New Zealand. He is also a fellow of the New Zealand Institute of Management and a past president of the New Zealand Software Exporters Association. Mr. Townsend received a B.Sc. in economics from the University of Canterbury in 1970.

     Dennis L. Workman joined Trimble in 1995 as Director of Timing, where he led the development of GPS-based precision timing products for the wireless telecom market. In 1997, he was promoted to Director of Engineering for Software and Component Technologies. In 1998, Mr. Workman was appointed Senior Director and Chief Technical Officer of the newly formed Mobile and Timing Technologies
(MTT) business group. Mr. Workman also served as General Manager of Trimble's Automotive and Timing group, as well as Chief Technology Officer for MTT. In September 1999, he was appointed to serve as Vice President and General Manager of the Component Technologies Division. Prior to Trimble, Mr. Workman held various senior-level technical positions at Datum Inc. During his 9-year tenure at Datum, he spearheaded technology development for GPS products. Mr. Workman also led the development of board-level products unrelated to GPS for Datum's Bancomm division. In 1978, Mr. Workman co-founded Bancomm, which manufactures board-level and instrumentation products for precision timing and data logging applications. In 1984, he was appointed President of Bancomm. Prior to Bancomm, Mr. Workman co-founded Compression Labs in 1977 and served as Chief Technical Officer. Mr. Workman began his career at Chicago Aerial Industries as lead engineer. He then joined Goodyear Aerospace, now Loral, as program manager. Mr. Workman received a B.S. in mathematics from St. Marys College in 1967 and an M.S. in electrical engineering from the Massachusetts Institute of Technology in 1969.

Item 2.           Properties

     Trimble currently leases an aggregate of 309,480 square feet in fourteen buildings in Sunnyvale, California. Trimble uses approximately 200,480 square feet, with approximately 30,000 square feet used for final assembly and shipping of GPS-based products and the balance is subleased to others. The leases and subleases on these buildings expire at various dates through 2005. We are leasing two buildings in Westminster, Colorado totaling 73,000 square feet of which the 28,000 square foot facility will be used by Trimble and the 45,000 square foot building will be subleased. The leases and sublease expire at various dates through 2006. In addition, we lease three buildings in Austin, Texas, totaling approximately 50,600 square feet. Trimble uses approximately 12,000 square feet to manufacture GPS-based aviation products and the balance is subleased. The leases and subleases expire at various dates through 2004, with a lease for two buildings totaling approximately 47,000 square feet (including the 12,000 square feet used by Trimble) terminating on August 31, 2001. Trimble leases 65,000 square feet in two buildings in Christchurch, New Zealand, for software development. The leases expire in 2005 and 2010. We also lease a 57,200 square foot building in Huber Heights, Ohio (our Dayton, Ohio facility) where 22,300 square feet are used in the manufacturing of optical and laser based products, and the balance is used for sales, marketing and administration. The lease expires July 16, 2011. The Company owns an additional 150,000 square feet in Huber Heights, Ohio of which approximately 96,500 square feet is used for manufacturing and warehousing and the remainder is used for administration activities. We also lease a 21,600 square foot building in Atlanta, Georgia where approximately 2,100 square feet is used in manufacturing/warehouse space and 19,500 square feet is used for sales, marketing and administration. Trimble leases a 93,900 square foot building in Danderyd, Sweden and a 26,000 square foot building in Kaiserslautern, Germany. Both buildings are primarily used for manufacturing. Trimble's largest international sales office is leased in the United Kingdom (9,542 square feet). In addition, our sales offices in Australia, China, France, Germany, Hungary, Italy, Japan, Mexico, Spain, Singapore, Russia, and in various cities throughout the United States are leased. Trimble's international office leases expire at various dates through 2010. Certain of the leases have renewal options. Trimble owns a two story, 20,000 square foot building in Corvallis, Oregon, used by our Tripod Data Systems subsidiary, of which a $1.9 million dollar loan is encumbered. We believe that our facilities are adequate to support our current and anticipated near-term future operations.

Item 3.           Legal Proceedings

     The information with respect to legal proceedings required by this item is included in Part II, Item 8, Note 21 to the Consolidated Financial Statements, hereof.

Item 4.           Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Trimble's Common Stock is traded on the Nasdaq Stock Market under the symbol TRMB. The following table sets forth, for the quarters indicated, the range of high and low closing sales prices for Trimble's Common Stock on the Nasdaq Stock Market:

                                     High              Low
           2000:
                    Fourth           28 3/16           18
                    Third            62 13/16          20 7/16
                    Second           50 3/4            18 7/16
                    First            30 1/4            19

           1999:
                    Fourth           23 1/8            10 1/2
                    Third            13 1/4            9
                    Second           13 3/4            9 3/8
                    First            10 1/2            7 1/4

     Trimble had 1,146 registered shareholders of record as of March 9, 2001.

     Trimble's stock price is subject to significant volatility. If revenues or earnings fail to meet the expectations of the investment community, there could be an immediate and significant impact on the trading price of the Company's stock. Due to stock market forces that are beyond our control and due also to the nature of our business, such short falls can be sudden.

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings to finance the development of the Company's business, and does not presently intend to declare any cash dividends in the foreseeable future. Under the Company's $200,000,000 senior credit facilities, the Company is restricted from paying dividends and is limited as to the amount of its common stock it can repurchase. Under the provisions of the bank agreement, the Company is allowed to repurchase shares of its common stock only up to 25% of net income for the previous year. See Notes 2 and 10 to the Consolidated Financial Statements contained in Item 8.

 Item 6.  Selected Financial Data

 HISTORICAL FINANCIAL REVIEW

 Summary Consolidated Statements of Operations Data

                                                                December 29,  December 31,  January 1,   January 2,    December 31,
 Fiscal Years ended                                               2000 (2)      1999          1999         1998          1996
---------------------------------------------------------------------------------------------------------------------------------
 (In thousands, except per share data)

 Revenue                                                        $ 369,798     $ 271,364     $ 268,323    $ 266,442     $ 226,784
                                                              -------------------------------------------------------------------

 Operating expenses
     Cost of sales                                                173,237       127,117       141,075      124,411       107,744
     Research and development                                      46,520        36,493        45,763       38,242        27,833
     Sales and marketing                                           79,901        53,543        61,874       57,661        61,112
     General and administrative                                    30,514        33,750        33,245       27,424        35,136
     Restructuring charges                                              -             -        10,280            -         2,134
     Amortization of goodwill & other purchased intangibles        13,407             -             -            -             -
                                                              -------------------------------------------------------------------

 Total operating expenses                                         343,579       250,903       292,237      247,738       233,959
                                                              -------------------------------------------------------------------

 Operating income (loss) from continuing operations                26,219        20,461       (23,914)      18,704        (7,175)
 Nonoperating income (expense), net                               (10,459)          274        (2,041)       1,172           706
                                                              -------------------------------------------------------------------

 Income (loss) before income taxes from continuing operations      15,760        20,735       (25,955)      19,876        (6,469)
 Income tax provision (benefit)                                     1,575         2,073         1,400        2,496          (300)
                                                              -------------------------------------------------------------------
                                                              -------------------------------------------------------------------
 Net income (loss) from continuing operations                    $ 14,185      $ 18,662     $ (27,355)    $ 17,380      $ (6,169)
                                                              -------------------------------------------------------------------

Loss from discontinued operations (net of tax)                          -             -        (5,760)      (8,101)       (5,134)
Estimated gain (loss) on disposal of discontinued operations
  (net of tax)                                                          -         2,931       (20,279)           -             -
                                                              -------------------------------------------------------------------
Net income (loss)                                                $ 14,185      $ 21,593     $ (53,394)     $ 9,279     $ (11,303)
                                                              ===================================================================

Basic net income(loss) per share from continuing operations        $ 0.60        $ 0.83       $ (1.22)      $ 0.78       $ (0.28)
Basic net income(loss) per share from discontinued operations         $ -        $ 0.13       $ (1.16)     $ (0.36)      $ (0.23)
                                                              -------------------------------------------------------------------
Basic net income(loss) per share                                   $ 0.60        $ 0.96       $ (2.38)      $ 0.42       $ (0.51)
                                                              ===================================================================
       Shares used in calculating basic
               earnings per share                                  23,601        22,424        22,470       22,293        22,005
                                                              ===================================================================

Diluted net income(loss) per share from continuing operations      $ 0.55        $ 0.82       $ (1.22)      $ 0.75       $ (0.28)
Diluted net income(loss) per share from discontinued operations       $ -        $ 0.13       $ (1.16)     $ (0.35)      $ (0.23)
                                                              -------------------------------------------------------------------
Diluted net income(loss) per share                                 $ 0.55        $ 0.95       $ (2.38)      $ 0.40       $ (0.51)
                                                              ===================================================================
       Shares used in calculating diluted
               earnings per share                                  25,976        22,852        22,470       22,947        22,005
                                                              ===================================================================

 Cash dividends per share                                             $ -           $ -           $ -          $ -           $ -
                                                              ===================================================================

 Other Operating Data:                                          December 29,  December 31,  January 1,   January 2,    December 31,
Fiscal Years ended                                                2000 (2)      1999          1999         1998          1996
----------------------------------------------------------------------------------------------------------------------------------
 (In thousands, except percentages)

 Gross margin percentage                                              53%           53%           47%          53%           52%
 Operating income (loss) percentage                                    7%            8%           (9%)          7%           (3%)
 EBITDA (1)                                                        49,695        29,534       (11,404)      30,911         2,965
 Depreciation and amortization                                     23,476         9,073        12,510       12,207        10,140
 EBITDA percentage (1)                                                13%           11%           (4%)         12%            1%


 Selected Consolidated Balance Sheet:                           December 29,  December 31,  January 1,   January 2,    December 31,
As of                                                             2000 (2)      1999          1999         1998          1996
------------------------------------------------------------------------------------------------------------------------------------
 (In thousands)

 Working capital (deficit)                                      $ (10,439)    $ 111,808      $ 81,956    $ 133,434     $ 122,409
 Total assets                                                     490,504       181,751       156,279      207,663       189,841
 Noncurrent portion of long-term debt                             143,553        33,821        31,640       30,697        30,938
 Shareholders' equity                                             134,943       100,796        74,691      139,483       124,045

----------------------------------------------------------------------------------------------------------------------------

(1) EBITDA  consists of earnings  from  continuing  operations  before  interest income, interest expense, other nonoperating income and expense,  income taxes, depreciation and amortization and a $4.6 million inventory  purchase  accounting adjustment.  EBITDA is not a measure of financial  performance  under  generally accepted  accounting  principles and should not be considered in isolation or as an  alternative  to net income as an indicator of a company's  performance or to cash flows from operating activities as a measure of liquidity.
(2) Includes  financial  informaiton of the Spectra  Precision Group,  which was acquired  on July 14,  2000 and of Tripod Data
Systems,  which was  acquired on November  14,  2000.  (See  Footnote  2  and  3 to  the  Consolidated  Financial Statements
included in Part II, Item 8.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RECENT BUSINESS DEVELOPMENTS

     Effective as of July 14, 2000, Trimble completed the acquisition of the Spectra Precision wholly owned businesses formerly owned by Thermo Electron Corporation ("Thermo Electron"), collectively known as the "Spectra Precision Group" for an aggregate purchase price of approximately $294 million, subject to a final adjustment in the purchase price as provided for in the acquisition agreements. The acquisition included 100% of the stock of Spectra Precision
Inc., a Delaware corporation, Spectra Precision SRL, an Italian corporation, Spectra Physics Holdings GmbH, a German corporation, and Spectra Precision BV, a Netherlands corporation. The acquisition also consisted of certain assets and liabilities of Spectra Precision AB, a Swedish corporation, including 100% of the shares of Spectra Precision SA, a French corporation, Spectra Precision Scandinavia AB, a Swedish corporation, Spectra Precision of Canada Ltd., a Canadian corporation, and Spectra Precision Handelsges mbH, an Austrian corporation. The acquisition was accounted for as a purchase transaction. (See "Liquidity and Capital Resources" for a description of how this acquisition was financed.)

     The Spectra Precision Group develops instruments and systems that provide positioning solutions for two market segments, Engineering & Construction and Agriculture. Within those segments are four major customer applications: surveying, construction site positioning, construction and agricultural machine control, and software.

     Spectra Precision Group products generally measure distances very accurately by means of a light beam. In addition, they have capabilities that provide the capability to uniquely solve positioning problems such as the determination of angles with high accuracy.

     * The Company expects that the acquisition of the Spectra Precision Group will strengthen Trimble's position as a leading provider of positioning solutions worldwide. The acquisition also gives Trimble one of the most comprehensive product portfolios in the industry, strengthens its distribution network, and serves as a platform for future growth. The complementary product lines and technologies of Trimble and the Spectra Precision Group, should help the combined Company to become a leader in the Engineering and Construction, Agriculture, and Fleet and Asset Management market segments. In addition, the Spectra Precision Group's well-established and extensive distribution network should extend Trimble's reach into new segments of its target market segments both domestically and internationally. Although there was very little overlap between each of the companies' product offerings, two areas of overlap were identified and the Company has announced plans to discontinue Trimble's TTS Optical Survey Family and the Spectra Precision Group's Elta and Geotracer GPS receivers.

     * As part of the acquisition of the Spectra Precision Group, Trimble has identified approximately $20 million of annual cost synergies. We expect to realize $8 to $10 million of these benefits in fiscal 2001 and realize the full benefit in fiscal 2002 and beyond. However, the Company is still in the early stages of combining Trimble and the Spectra Precision Group and this involves certain inherent risks, including: the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value; diversion of management's attention; difficulties in coordinating the management of operations at new sites; and the possible loss of key employees of acquired operations. The Company's profitability may suffer if we are unable to successfully integrate and manage this acquisition, or if we do not generate sufficient revenue to offset the increased expenses associated with this acquisition.

     Trimble's current strategy for the on-going integration of the Spectra Precision Group is to focus on leveraging existing technologies, distribution, and marketing resources and identifying and taking advantage of synergies between the companies. The Company's initial priorities for the combined entities are centered on the following:

     o The reconciliation and alignment of distribution channels and the achievement of our market targets and cost synergies. The largest portion of the cost synergies result from the consolidation of redundant facilities.

     o Defining the basic corporate organization, reporting and structure. This included the announcement by Trimble in August 2000 of its new segment and management organization. As part of the August 2000 announcement, the Engineering and Construction division of Trimble is headquartered from our

        Dayton, Ohio facility. Trimble's Agriculture and Component Technologies divisions continue to operate from our Sunnyvale, California facility. The Mobile Positioning and Communications market of the Fleet and Asset Management division is headquartered from our Sunnyvale, California facility. The GIS market of the Fleet and Asset Management division is headquartered in New Zealand.

     o Coordinating manufacturing facilities. The manufacturing facilities acquired, as a result of the acquisition of the Spectra Precision Group, support the Engineering and Construction divisions and report through that segment management.

     As part of integrating the two companies, Trimble reorganized management responsibilities in the third quarter of fiscal year 2000 by realigning its reportable market segments from the previous two segments: Precision Positioning Group (PPG) and Mobile Timing and Technologies Group (MTT) to five segments: (i) Engineering and Construction, (ii) Agriculture, (iii) Fleet and Asset Management, (iv) Component Technologies, and (v) Portfolio Technologies. The Engineering and Construction segment includes the Spectra Precision Group surveying and construction markets and the land survey, marine survey, mining and construction markets that had been under Trimble's PPG segment. The Agriculture segment includes the Spectra Precision Group agriculture market and the agriculture market that had been under Trimble's PPG segment. The Fleet and Asset Management segment includes the mapping and GIS market that had been under Trimble's PPG segment, as well as, the mobile positioning market that had been under Trimble's MTT segment. The Component Technologies segment includes the embedded, IVN and timing markets that had been under Trimble's MTT segment. The Portfolio Technologies segment includes air transport, military, commercial marine and advance technology markets that had been under Trimble's MTT segment.

     * In the Engineering and Construction segment, we focus on centimeter positioning, data collection management, wireless communication, and machine guidance and control. In the Agriculture segment we focus on precise machine guidance, yield monitoring, variable rate application of fertilizer and chemicals, and water management. In the Fleet and Asset Management segment we focus on asset tracking, fleet management, intelligent transportation systems, and public safety through integration of our technologies, information technology and wireless communication. In the Component Technologies segment we provide our GPS technology to various applications (automotive navigation, and timing systems) for OEMs. We intend to establish and sustain our leadership position in each of these market segments by offering products that are differentiated by unique product capabilities provided by our positioning technology, complemented by the additional value provided by our software and finally by the value provided by our distribution channels in providing high quality service and support. In many cases, we emphasize application-specific systems that solve end-user problems in its targeted market segments.

     Effective as of November 14, 2000, Trimble completed the acquisition of Tripod Data Systems, Inc., an Oregon corporation for an aggregate purchase price of approximately $15 million, which is subject to a final adjustment in the purchase price as provided for in the acquisition agreements. The purchase price was in the form of shares of the common stock of Trimble. The acquisition was accounted for as a purchase transaction. Tripod Data Systems operates as a wholly owned subsidiary of Trimble.

     Tripod Data Systems is a leading developer of data collection software for the land survey, construction and GIS markets. Tripod Data Systems has three core business components. The company develops software for data collection applications, manufactures rugged Windows CE-based handheld data collectors such as their TDS Ranger, and develops software for pen computer applications.

     * The Company expects that the acquisition of Tripod Data Systems will strengthen Trimble's ability to aggressively address a number of targeted markets including land survey, construction and GIS.

     On March 6, 2001, the Company sold its Air Transport Systems (ATS) business to Honeywell. The ATS business was a part of our Portfolio Technologies segment. The sale to Honeywell consisted of the Trimble 8100, the HT 9100 and two other product lines, which were included in the ATS business.

RESULTS EXCLUDING ONE-TIME, ACQUISITION, AND DISCONTINUED OPERATION ADJUSTMENTS

     The income from operations measurement utilized by management excludes certain one-time and acquisition related charges and discontinued operations adjustments that management believes are not reflective of on-going operations. The following table reflects results of operations adjusted to exclude the effects of such items as follows (in thousands):

                                                                           Twelve Months Ended
                                                                       Dec. 29,            Dec. 31,
                                                                         2000                1999
                                                                     --------------      -------------

Net income                                                                $ 14,185 (2)       $ 21,593
One time and acquisition related charges                                    16,950 (1)              -
Estimated Loss on disposal of Discontinued Operations (net of tax)               -             (2,931)

                                                                     --------------      -------------
Adjusted net income from Continuing Operations                            $ 31,135           $ 18,662
                                                                     ==============      =============

Adjusted net income per share                                               $ 1.20             $ 0.82
                                                                     ==============      =============

(1) Reflects after tax acquisition charges of $16.3 million or $0.62 per diluted share for amortization of goodwill and other purchased intangibles, as well as an inventory purchase accounting adjustment. Also includes an after tax debt extinguishment charge of $1.1 million or $0.04 per diluted share and a one time after tax charge of $0.8 million or $0.03 per diluted share for relocation costs related to opening a new office in Boulder, Colorado. In addition, there was a one time after tax gain on sale of a minority investment of $1.2 million or $0.04 per diluted share.

(2) Net income for the twelve months ended December 29, 2000 includes income of the Spectra Precision Group for the period July 14, 2000 through December 29, 2000 and of Tripod Data Systems for the period November 14, 2000 through December 29, 2000.

RESULTS OF CONTINUING OPERATIONS

     In fiscal 2000, the Company's annual revenues from continuing operations increased to $369.8 million from $271.4 million in fiscal 1999. In fiscal 2000, the Company had net income from continuing operations of $14.2 million, or $0.55 diluted income per share, compared to a net income from continuing operations of $18.7 million, or $0.82 diluted earnings per share, in fiscal 1999. The total net income for fiscal 2000, including discontinued operations, was $ 14.2 million, or $0.55 diluted income per share, compared to a total net income for fiscal 1999, including discontinued operations, of $21.6 million, or $0.95 diluted income per share.

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                                                              December 29,         December 31,         January 1,
Fiscal Years ended                                                                2000                 1999                1999
------------------------------------------------------------------------------------------------------------------------------------



 Revenue                                                                             100%                 100%              100%
                                                                         -----------------    -----------------     -------------

Operating expenses:
    Cost of sales                                                                     47%                  47%               53%
    Research and development                                                          13%                  13%               17%
    Sales and marketing                                                               22%                  20%               23%
    General and administrative                                                         8%                  12%               12%
    Restructuring charges                                                              0%                   0%                4%
    Amortization of goodwill & other purchased intangibles                             4%                   0%                0%
                                                                         -----------------    -----------------     -------------

          Total operating expenses                                                    93%                  92%              109%
                                                                         -----------------    -----------------     -------------

 Operating income (loss) from Continuing Operations                                    7%                   8%               (9%)

Nonoperating income (expense), net                                                    (3%)                  0%               (1%)
                                                                         -----------------    -----------------     -------------
 Income (loss) before income taxes from Continuing Operations                          4%                   8%              (10%)

Income tax provision                                                                   0%                   1%                1%

                                                                         -----------------    -----------------     -------------
 Net income (loss) from Continuing Operations                                          4%                   7%              (10%)
                                                                         -----------------    -----------------     -------------

Loss from Discontinued Operations (net of tax)                                         0%                   0%               (2%)
Estimated gain (loss) on disposal of Discontiued Operations (net of tax)               0%                   1%               (8%)
                                                                         -----------------    -----------------     -------------
Net Income (loss)                                                                      4%                   8%              (20%)
                                                                         =================    =================     =============


     Revenue. In fiscal 2000, total revenue increased to $369.8 million from $271.4 million in fiscal 1999, which represents a percentage increase of 36.3%. Total revenue increased in fiscal 1999 to $271.4 million from $268.3 million in fiscal 1998, which represents a percentage increase of 1%. The following table breaks out the Company's revenues by industry segment:


                               --------------------------------------------------------------------------------------
                                   December 29,      % Total      December 31,     % Total     January 1,     % Total
                                     2000            Revenue        1999           Revenue       1999         Revenue
---------------------------------------------------------------------------------------------------------------------
(In thousands)

 Engineering and Construction        $ 195,150           53%         $ 108,536          40%     $ 123,491         46%
 Agriculture                          $ 26,024            7%          $ 12,837           5%           $ -          0%
 Fleet and Asset Management           $ 65,099           18%          $ 67,271          25%      $ 64,515         24%
 Component Technologies               $ 60,230           16%          $ 58,660          21%      $ 36,296         14%
 Portfolio Technologies               $ 23,295            6%          $ 24,060           9%      $ 44,021         16%
                               ----------------   -----------  ----------------  ----------- ------------- -----------
          Total revenue              $ 369,798          100%         $ 271,364        100%     $ 268,323        100%
                               ----------------   -----------  ----------------  ----------- ------------- -----------


Engineering and Construction

     Engineering and Construction revenues increased by 80% in fiscal 2000 over fiscal 1999. The increase in 2000 revenue compared to 1999 is due to the following:
     o Revenues generated since the purchase of the Spectra Precision Group in July 2000, which accounted for approximately $87.0 million for the period July 14, 2000 through December 29, 2000.
     o Strong demand for GPS machine guidance equipment for construction applications.
     o These increases were partially offset due to continued delivery problems related to critical part shortages in our supply chain.

     Engineering and Construction revenues decreased 12% in fiscal 1999 from fiscal 1998. The 1999 decrease is due to the following:
     o Sales were impacted from the change in commission structure for some of our products from commission dealers to buy/sell dealers in fiscal 1999. Under the buy/sell arrangement, the product is discounted to the dealer, as opposed to end-user pricing with commissions recorded under sales and marketing expense.
     o In the fourth quarter of 1999, delivery problems due to critical part shortages in our supply chain, and transitional issues with outsourcing our manufacturing, had a negative impact on revenue for the fiscal year ended 1999.

Agriculture

     Agriculture revenues increased by 103% in fiscal 2000 over fiscal 1999. The 2000 increase in revenue compared to 1999 is due to the following:
     o Revenues generated since the purchase of the Spectra Precision Group in July 2000, which accounted for approximately $6.9 million for the period July 14, 2000 through December 29, 2000.
     o Introduction of new products, including the AgGPS 170 Field Computer, the AgGPS 114, and the PSO Plus Parallel Swathing Option with Data Logging.
     o  Strong growth in demand for GPS Agriculture  products in general.
     o These increases were partially offset due to continued delivery problems related to critical part shortages in our supply chain.

     Agriculture revenues were not broken out separately for fiscal year 1998 because it is impracticable to do so. Therefore there is no comparison of the increase in revenue in the Agriculture segment from fiscal 1998 to fiscal 1999. The results of this division were included in the Engineering and Construction segment for fiscal 1998.

Fleet and Asset Management

     Fleet and Asset Management revenues decreased by 3% in fiscal 2000 over fiscal 1999. The 2000 revenue change compared to 1999 is due to the following:
     o Asset management and tracking product revenues were down due to continued delivery problems related to critical part shortages in our supply chain.
     o These decreases were partially offset by increased demand in our Mapping products, especially our new GeoExplorer 3 used for GIS data collection and data maintenance. In addition, unit sales for our Crosscheck family of products increased by 30% over prior year.

     Fleet and Asset Management revenues increased by 4% in fiscal 1999 from fiscal 1998. The 1999 increase is due primarily to the growth of revenue in our pathfinder ProXR and Pathfinder ProXRS products, based on volume growth.

Component Technologies

     Component Technologies revenues increased by 3% in fiscal 2000 over fiscal 1999. The 2000 revenue change compared to 1999 is due to the following:
     o Strong demand for GPS embedded applications such as vehicle tracking and safety and security.
     o The above increases were partially offset by continued delivery problems related to critical part shortages in our supply chain.

     Component Technologies revenues increased by 62% in fiscal 1999 from fiscal 1998. The 1999 increase is due primarily to strong growth in our automotive and timing markets.

Portfolio Technologies

     Portfolio Technologies revenues decreased by 3% in fiscal 2000 over fiscal 1999. The 2000 revenue decrease compared to 1999 is due to the following:
     o  Decreases  in revenues  for Military  and air  transport  products.
     o Trimble's decision to exit the commercial marine business in the fourth quarter of 1998 and the sale of the last of such products in the second quarter of 1999.

     Portfolio Technologies revenues decreased by 45% in fiscal 1999 from fiscal 1998. The 1999 decrease is due to the following:
     o Trimble decided to exit the commercial marine business in the fourth quarter of 1998 and sold the last of such products in the second quarter of 1999.
     o Commercial air transport was down, due to decreases in market demand and the successful conclusion of shipments in fiscal 1998 to American Airlines and Continental Airlines through our Honeywell alliance, which were not repeated in fiscal 1999.
     o Military systems declined due to the completion of our CUGR contract in the first quarter of 1998 which sales were not repeated in 1999.

     * Export Sales. Export sales from domestic operations, as a percentage of total revenue, were 34% in 2000, 38% in 1999, and 34% in 1998. Sales to unaffiliated customers in foreign locations, as a percentage of total revenue, were 52% in 2000, 52% in 1999, and 46% in 1998. Trimble anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue. For this reason, Trimble is subject to the risks inherent in these sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. Even though the U.S. government announced on March 29, 1996, that it would support and maintain the GPS system, and on May 1, 2000 eliminated the use of Selective Availability (S/A) -- a method of degrading GPS accuracy -- there may be a reluctance in certain foreign markets to purchase products based on GPS technology, given the control of GPS by the U.S. Government. Trimble's results of operations could be adversely affected if the Company were unable to continue to generate significant sales in locations outside the U.S.

     No single customer, including the U.S. Government and its agencies, accounted for 10% or more of the Company's total revenues in 2000, 1999 or1998. It is possible; however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by the Company may adversely affect the results of operations.

     * Gross Margin. Gross margin varies due to a number of factors, including product mix, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. The gross margin percentage on product sales, not including a $4.6 million charge for inventory purchase accounting adjustments for the acquisition of the Spectra Precision group, was 54% in 2000 and 53% for 1999, compared with 47% in fiscal 1998. The fiscal 2000 gross margin percentage increased over fiscal year 1999 due to the favorable product mix of Engineering and Construction and Agriculture products, which yield higher margins through the integration of software and wireless communications. In addition, it was favorably impacted by the cost benefits of outsourcing our manufacturing to Solectron. These increases were partially offset by higher costs to acquire components due to the worldwide component shortages. The increase in gross margin percentage in fiscal 1999 as compared to fiscal 1998 primarily reflect improved manufacturing cost controls achieved through the consolidation of the manufacturing organization, resulting in improved efficiencies and reduced inventory. In addition gross margins in the second half of fiscal 1999 were favorably impacted by the cost benefits of outsourcing our manufacturing to Solectron. Because of product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margins cannot be assured.

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

     Operating Expenses. The following table shows operating expenses for the periods indicated. It should be read in conjunction with the narrative descriptions of those operating expenses below:

                                                                             Fiscal Years Ended
                                                        -------------------------------------------------------------
                                                           December 29,             December 31,        January 1,
                                                               2000                  1999                  1999
---------------------------------------------------------------------------------------------------------------------
(In thousands)

Research and development                                           $ 46,520            $ 36,493             $ 45,763
Sales and marketing                                                  79,901              53,543               61,874
General and administrative                                           30,514              33,750               33,245
Restructuring charges                                                     -                   -               10,280
Amortization of goodwill & other purchased intangibles               13,407                   -                    -
                                                        --------------------    ----------------      ---------------
 Total                                                            $ 170,342           $ 123,786            $ 151,162
                                                        --------------------    ----------------      ---------------


     Research and Development. Research and development spending increased in absolute dollars during fiscal 2000, representing 13% of revenue, compared with 13% in 1999 and 17% in 1998. The increase in absolute dollars in research and development expenses in 2000 are due primarily to the purchase of the Spectra Precision Group in July 2000, which accounted for approximately $9.9 million of the increase. The increase was also due to approximately $2.2 million less of cost reimbursement funds received for projects. There were also increases in our facilities costs of approximately $1 million. The increases are partially offset by decreases in our expense of approximately $3.4 million related to personnel, temporary help and consulting.

     The dollar decrease from 1998 to 1999 is due to Trimble's receiving approximately $4.2 million more funds from cost reimbursement projects in 1999 as compared to 1998. Also, there were decreases in our expenses of approximately $5.0 million related to electronics parts, depreciation, travel, personnel, and other supplies as part of the Company's restructuring plans which were implemented in the last half of fiscal 1998.

     Sales and Marketing. Sales and marketing expenses increased during fiscal 2000, representing 22% of revenues, as compared with 20% in 1999 and 23% in 1998. The primary reason for the dollar and percentage increase in expenses from 1999 to 2000 is the purchase of the Spectra Precision Group in July 2000, which had approximately $26.6 million in sales and marketing expenses recorded in the period subsequent to Trimble's acquisition.

     The primary reason for the dollar and percentage decline in expenses from 1998 to 1999 is decreases of approximately $7.7 million in personnel, consultants, travel, advertising, trade shows, expensed demo equipment, and other office supplies as part of the Company's restructuring plan, which was implemented in the last half of fiscal 1998. In addition, sales commissions were lower as a percentage of sales, due to the change in dealer structure for some of our product lines from commission dealers to buy/sell arrangements.

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

     General and Administrative. General and administrative expenses decreased during fiscal 2000, representing 8% of revenues, compared with 12% in both 1999 and 1998. The decrease in fiscal 2000 as compared to fiscal 1999 is due to an allowance for doubtful accounts charge in fiscal 1999 related to certain customers in South America which was not repeated in fiscal 2000. We also had decreases of approximately $6.1 million in expenses related for personnel, legal, facilities, equipment and other office supplies. The decreases were partially offset by approximately $3.0 million of the Spectra Precision Group's expenses included since its purchase in July 2000.

     The increase in absolute dollars from 1998 to 1999 is due to an increase in the allowance for doubtful accounts related to certain customers in South America for 1999; and an increase in building rental costs due to the renewal of many of our building leases. This increase was partially offset by space consolidations as part of our restructuring efforts in the fourth quarter of 1998.

     Restructuring Reserves.

     2000 Acquisition Restructuring Reserves. As noted in Note 9 to the Consolidated Financial Statements, as a result of the acquisition of the Spectra Precision Group, the Company accrued approximately $9.0 million for costs to close certain duplicative office facilities and combine operations and relocate certain employees. These costs were accrued as part of the preliminary allocation of the purchase price. The facility consolidation and employee relocations will result from primarily combining certain office facilities and duplicative functions, including management functions, of the Spectra Precision Group. The Company has not yet finalized its plans to consolidate facilities and to relocate employees, nor has it finalized a determination of the total costs to be incurred upon the termination of certain office facility leases or its ability to sublease vacated office space. Accordingly, unresolved issues could result in an increase or decrease in the liabilities for facility consolidation, the discontinuance of overlapping product lines, employee relocation, and related tax and legal expenses. These adjustments, if any, will be reported as an increase or decrease in goodwill. Through December 29, 2000, the Company had charged $ 809,000 (which consisted of inventory write-offs related to the discontinuance of overlapping product lines) against the reserve, and the accrual for future costs to be incurred was $8.2 million at December 29, 2000. The Company anticipates on utilizing this reserve by the end of fiscal 2001.

     The elements of the reserve at fiscal year end 2000 on the balance sheet are as follows (in thousands):


Employee Relocation Expense                            $ 390
Inventory Obsolescence                                 1,876
Legal and Tax Expense                                  1,175
Restructuring Expenses                                 4,750
                                              ---------------
     Subtotal                                        $ 8,191
                                              ===============

     1998 Restructuring Charges. As noted in Note 9 to the Consolidated Financial Statements during the year ended January 1, 1999, the Company recorded a restructuring charge of $10.3 million classified as operating expenses. These charges were a result of the Company's reorganization to improve business processes and to decrease organizational redundancies, to improve management accountability and to improve the Company's focus on profitable operations. As a result of the reorganization, the Company downsized its operations, including reducing headcount and facilities space usage, and canceled its enterprise wide information system project and certain research and development projects. The impact of these decisions was that significant amounts of the Company's fixed assets, prepaid expenses, and purchased technology were impaired and certain liabilities incurred. The Company wrote down the related assets to their net realizable values and made provisions for the estimated liabilities.

     The elements of the charges in fiscal 1998 and the amounts remaining at December 29, 2000, on the balance sheet are as follows (in thousands):

                                        Total
                                      charged to      Amounts paid/    Amounts paid/   Amounts paid/          Remaining in
                                      expense in       written off      written off     written off        accrued liabilites
                                     fiscal 1998     in fiscal 1998    in fiscal 1999  in fiscal 2000   as of December 29, 2000
                                    --------------- -----------------  -------------- ----------------  -----------------------
Employee termination benefits              $ 2,864          $ (1,200)     $   (371)         $ (1,293)                  $    -
Facility space reductions                    1,061                 -      $ (1,053)             $ (8)                       -
ERP system abandonment                       6,360            (4,895)     $ (1,465)              $ -                        -
                                    --------------- -----------------  -------------- ----------------  -----------------------
     Subtotal                             $ 10,285          $ (6,095)     $ (2,889)         $ (1,301)                  $    -
                                    =============== =================  ============== ================  =======================

     Goodwill and Other Purchased Intangibles. Amortization expense of goodwill and other intangibles increased for the year ended December 29, 2000 by approximately $13.4 million related to the purchase of Spectra Precision Group.

     Nonoperating income (expense), net. Nonoperating income (expense), net, includes interest income and expense, as well as gains and losses on foreign currency transactions.

     Foreign exchange losses were $376,000 in fiscal 2000, compared with gains of $28,000 in 1999 and gains of $234,000 in 1998. Trimble's policy is to hedge its exposure to foreign currency transactions in order to minimize the effect of changes in foreign currency exchange rates on consolidated results of operations. Gains and losses arising from foreign currency forward contracts offset gains and losses resulting from the underlying hedged transactions.

     Interest income increased in 2000 from 1999 as well as in 1999 from 1998. The higher interest income in 2000 and 1999 is due primarily to the increased interest income received on cash and short-term investments because of higher average balances.

     Interest expense increased in fiscal 2000 due to financing obtained for the acquisition of the Spectra Precision Group. Interest expense includes interest on a $200.0 million credit facility and an $80.0 million subordinated sellers note both issued in July 2000. (See Note 11 to the Consolidated Financial Statements for details of long-term debt.)

     Income Tax Provision. Trimble's effective income tax rates from continuing operations for fiscal years 2000, 1999 and 1998 are 10%, 10% and (6%), respectively. The 2000 and 1999 income tax rates are less than the federal statutory rate of 35%, due primarily to the realization of the benefits from prior net operating losses and previously reserved deferred tax assets. The 1998 income tax rate differs from the federal statutory rate, due primarily to foreign taxes and the inability to realize the benefit of net operating losses.

     Inflation. The effects of inflation on Trimble's financial results have not been significant to date.

LITIGATION

     * Trimble is involved in a number of legal matters as discussed in Note 21 to the Consolidated Financial Statements. While Trimble does not expect to suffer significant adverse effects from these litigation matters or from unasserted claims, the nature of litigation is unpredictable and there can be no assurance that it will not do so.

LIQUIDITY AND CAPITAL RESOURCES

     * At December 29, 2000, Trimble had cash and cash equivalents of $40.9 million and had no short-term investments. Trimble's cash and cash equivalents and short-term investments decreased from the prior year, due to the purchase of the Spectra Precision Group in July 2000. Trimble's long-term debt consists of $162 million outstanding under senior secured credit facilities, and a $80 million subordinated promissory note. In the past, Trimble has relied primarily on cash provided by operating and financing activities and net sales of short-term investments to fund capital expenditures, the repurchase of the Company's common stock, and other investing activities. Management believes that its cash, and cash equivalents balances, together with its new credit facility, will be sufficient to meet its anticipated operating cash needs for at least the next twelve months.

     * In fiscal 2000, the cash provided by operating activities was $21.9 million, as compared to cash provided of $23.6 million in the corresponding period in fiscal 1999. Cash provided by operating activities in fiscal 2000 arose from the Company's net income, plus depreciation and amortization and increase in accounts payable and offset partially by increases in inventories and increases in accounts receivable. Trimble's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable, and the successful management of the Company's manufacturing relationship with Solectron Corporation.

     Cash provided by sales of common stock in fiscal year 2000 represents the proceeds from purchases made by employees pursuant to Trimble's stock option plan and employee stock purchase plan and totaled $12.0 million for the fiscal year ended December 29, 2000.

     Effective as of July 14, 2000, Trimble completed the acquisition of the Spectra Precision Group for an aggregate purchase price of approximately $294 million. The acquisition was financed with $80 million in seller subordinated debt, $140 million of debt provided through a syndicate of banks, and $74 million of the Company's then available cash on hand. The Company also expects to incur up to $8 million of total costs and expenses in connection with the acquisition of which approximately $7 million has already been incurred to date.

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

     In 1996 and 1998, Trimble approved a discretionary program whereby up to a total of 2.2 million shares of its common stock could be repurchased on the open market by the Company to offset the potential dilutive effects to earnings per share from the issuance of additional stock options. During 1997 and 1998, Trimble purchased a total of 1.22 million shares at a cost of $17.9 million. During fiscal 1999 and fiscal 2000, no shares were repurchased under the discretionary program. Trimble's current credit facility limits the amount of its common stock it can repurchase. The Company is allowed to repurchase shares of its common stock only up to 25% of net income in the previous fiscal year.

     * The Company presently expects fiscal 2001 capital expenditures to be approximately $12.0 million, primarily for computer equipment, software, and leasehold improvements associated with business expansion.

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

CERTAIN OTHER RISK FACTORS

Difficulties in Integrating New Acquisitions Could Adversely Affect Our
Business.

     Critical to the success of our growth is the effective and timely integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. We have recently acquired the Spectra Precision Group. The acquisition presents unique product, marketing, research and development, facilities, information systems, accounting, personnel and other integration challenges. This transition is still in its early stages and involves certain risks, including: the potential inability to successfully integrate acquired operations and businesses; the inability to realize anticipated synergies or cost reductions or other value; diversion of management's attention; difficulties in scaling up production at new sites and coordinating management of operations at new sites; and loss of key employees of acquired operations. Also, our information systems and those of the companies we acquire are often incompatible, requiring substantial upgrades to one or the other. Further, our current senior combined management is a combination of the prior senior management teams of Trimble and the Spectra Precision Group several of whom have not previously worked with other members of management. The benefits to us of the acquisition and our success, as a whole, depends upon our succeeding in each of these and other integration challenges. Nevertheless, the integration of our business with another may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention

     Our sales force is and will be in the future a combination of our sales force and the sales forces of the businesses we acquire, which must be effectively integrated for us to remain successful. Our acquisition of the Spectra Precision Group has resulted in sales forces differing in products sold, marketing channels used and sales cycles and models applied. Accordingly, we may experience disruption in sales and marketing in connection with our efforts to integrate our various sales and marketing forces, and we may be unable to efficiently or effectively correct any such disruptions or achieve our sales and marketing objectives if we fail in these efforts. Furthermore, it may be difficult to retain key sales personnel. As a result, we may fail to take full advantage of the combined sales forces' efforts, and one company's sales approaches and distribution channels may be ineffective in promoting another entity's products, all of which may materially harm our business, financial condition or operating results.

Risks Associated with Sole Suppliers and Limited Sources.

     With the selection of Solectron Corporation in August 1999 as an exclusive manufacturing partner for many of our GPS products previously manufactured out of our Sunnyvale facilities, Trimble is substantially dependent upon a sole supplier for the manufacture of its products. Under the agreement with Solectron, Trimble provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to Trimble customers. Although Trimble purchase orders placed with Solectron are cancelable, the terms of the agreement would require Trimble to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. Accordingly, if Trimble inaccurately forecasts demand for its products, Trimble may be unable to obtain adequate manufacturing capacity from Solectron to meet customers' delivery requirements or Trimble may accumulate excess inventories. In addition, we rely on sole suppliers for a number of our critical ASICS. We have experienced shortages of such supplies in the past. Our reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing. The disruption or termination of any of these sources could have a material adverse effect on our business, operating results and financial condition. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could have a material adverse effect on our business, operating results and financial condition.

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

     Trimble's gross margin is affected by a number of factors, including product mix, product pricing, cost of components, foreign currency exchange rates and manufacturing costs. For example, since Engineering & Construction and Agriculture products generally have higher gross margins than Component Technologies products, absent other factors, a shift in sales toward Engineering & Construction and Agriculture products would lead to a gross margin improvement for Trimble. On the other hand, if market conditions in the highly competitive Engineering & Construction and Agriculture market segments forced us to lower unit prices, we would suffer a decline in gross margin unless we were able to timely offset the price reduction by a reduction in production costs or by sales of other products with higher gross margins. Either of these events could have a material effect on our business, operating results and financial condition.

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

Competition.

     Trimble's markets are highly competitive. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GPS, optical and laser suppliers and competition may intensify from various larger domestic and international competitors and new market entrants, some of which may be current Trimble customers. The competition in the future, may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. There can be no assurance that we will be able to implement this strategy successfully, or that any such products will be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, operating results and financial condition. We expect that both direct and indirect competition will increase in the future. Additional competition could adversely affect our business, operating results and financial condition through price reductions or loss of market share.

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

Volatility of Stock Price.

     Our common stock has experienced and can be expected to experience substantial price volatility in response to actual or anticipated quarterly variations in results of operations, announcements of technological innovations or new products by us or our competitors, developments related to patents or other intellectual property rights, developments in our relationship with customers, suppliers, or strategic partners and other events or factors. In addition, any short fall or changes in revenue, gross margins, earnings, or other financial results from analysts' expectations could cause the price of our common stock to fluctuate significantly. Additionally, certain macro-economic factors such as changes in interest rates as well as market climate for the high-technology sector could also have an impact on the trading price of our stock.

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

     The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Trimble recognizes that as new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to withdraw products from the market, take a license from such patent holders, or redesign our products. We do not believe any of our products currently infringe patents or other proprietary rights of third parties, but we cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on our revenues or profitability. (See also Note 21 to the Consolidated Financial Statements.)

Dependence on New Products.

     Trimble's future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance of such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the future success of Trimble. In some of our markets -- for example, Engineering & Construction where we currently have a market leadership position, a delay in new product introductions could have a significant impact on our results of operations. No assurance can be given that we will not incur problems in the future in innovating and introducing new products. In addition, some of our products are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results.

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

Dependence on Key Customers.

     We currently enjoy strong relationships with key customers. An increasing amount of our revenue is generated from large OEMs such as Philips VDO, Nortel, Caterpillar, CNH Global (formerly Case Corporation), Bosch, and others. A reduction or loss of business with these customers could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to continue to realize value from these relationships in the future.

Dependence on Key Markets and Successful Identification of New Markets.

     Trimble's current products serve many applications in Engineering & Construction, Agriculture, Fleet & Asset Management, Component Technologies, and Portfolio Technologies market segments. No assurances can be given that these market segments will continue to generate significant or consistent demand for our products.

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

Reliance on GPS Satellite Network.

     NAVSTAR satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 27 satellites in place, some have already been in place for 12 years and have an average age of 6 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. However, a 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access for civilian use free of direct user fees is specifically recognized and supported by Presidential policy. In addition, Presidential policy has been complemented by corresponding legislation, signed into law. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of the Company's products to select

GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products could have a material adverse effect on Trimble's financial results. For example, European governments have expressed interest in building an independent satellite navigation system, known as Galileo. Depending on the as yet undetermined design and operation of this system, there may be interference to the delivery of the GPS SPS and may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

Reliance on a continuous power supply.

     * California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply or Solectron's power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities or Solectron to manufacture product at its facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. SFAS 133 will require Trimble to record all derivatives held on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. With respect to derivatives which are hedges, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June of 1999 the Financial Accounting Standards Board delayed the effective date of implementation for one year; therefore, SFAS 133 is effective for fiscal years beginning after June 15, 2000. Trimble will adopt SFAS 133 as of the beginning of its fiscal year 2001. The effect of adopting the SFAS 133 has been evaluated, and does not have a material adverse effect on Trimble's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until the Company's first fiscal quarter of 2000. In June 2000, the SEC issued SAB 101B "Second Amendment:
Revenue Recognition in Financial Statements," which delayed the implementation of SAB 101 until the Company's fourth fiscal quarter of 2000. SAB 101 was adopted by the Company in the fourth fiscal quarter of 2000 and it did not have any material effect on the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     The following is a discussion of Trimble's exposure to market risk related to changes in interest rates and foreign currency exchange rates. Trimble uses certain derivative financial instruments to manage these risks. Trimble does not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with polices approved by Trimble's board of directors.

Market Interest Rate Risk

     Short-term Investments Owned by the Company. As of December 29, 2000, Trimble had no short-term investments.

     As of December 31, 1999, Trimble had short-term investments of $52.7 million. These short-term investments consisted of $50.2 million of highly liquid investments, with original maturities at the date of purchase between three and twelve months and a $2.5 million liquid investment with an original maturity at the date of purchase of 15 months, (See Note 4 to the Consolidated Financial Statements.) These investments were subject to interest rate risk and decreased in value if market interest rates increased. A hypothetical 10 percent increase in market interest rates from levels at December 31, 1999, would cause the fair value of these short-term investments to decline by an immaterial amount. Because Trimble had the ability to hold these investments until maturity, we did not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     Outstanding Debt of the Company. The Company is exposed to market risk due to the possibility of changing interest rates under the new senior secured credit facilities. The Company's new credit facilities are comprised of a 3-year US dollar-only revolver, a 3-year Multi-Currency revolver, and a 5-year term loan. (See Note 2 to the Consolidated Financial Statements under Acquisition Financing.) The entire credit facility has interest payments based on a floating rate of LIBOR plus 275 basis points for the first 6 months and thereafter tied to a formula based on the Company's leverage ratio. The US dollar and the Multi-Currency revolvers run through July 2003 and have outstanding principle balances at December 29, 2000 of $50,000,000 and $12,000,000, respectively. As of December 29, 2000 the Company has borrowed from the Multi-Currency revolver in US currency only. The term loan runs through July 2005 and has an outstanding principle balance of $100,000,000 at December 29, 2000. The 3-month LIBOR effective rate at December 29, 2000 was 6.438%. A 10% increase in 3-month LIBOR rates could result in approximately $1.0 million annual increase in interest expense on the existing principal balances.

     The Company also has $7.1 million of Euro-denominated debt. At December 29, 2000 $3.7 million was current. The interest rate on the current portion of this instrument is fixed at 6%. A hypothetical 10% decrease in interest rates would not have a material impact on the Company as related to this debt.

     In addition, the Company has a $1.9 million promissory note, of which $67,000 was current at December 29, 2000. The note is payable in monthly installments, bearing an 8.940% variable interest rate. A hypothetical 10% increase in interest rates would not have a material impact on the Company.

     As of December 31, 1999, Trimble had outstanding long-term debt of approximately $30.0 million of subordinated promissory notes at a fixed interest rate of 10%. The interest rate of this instrument was fixed. A hypothetical 10% decrease in the interest rates would not have a material impact on Trimble. Increases in interest rates could, however, increase interest expense associated with future borrowings of Trimble, if any.

     The Company may consider utilizing interest rate swap agreements to alter interest rate exposures. There were no interest rate swap agreements outstanding as of December 29, 2000 or December 30, 1999.

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

     The following table provides information about the Company's foreign exchange forward contracts outstanding as of December 29, 2000:

                                               Foreign                Contract Value              Fair Value
                            Buy/           Currency Amount                  USD                     in USD
       Currency             Sell           (in thousands)             (in thousands)            (in thousands)
-----------------------  -----------   ------------------------   ------------------------    --------------------
YEN                         Sell                       125,600                    $ 1,136                 $ 1,106
NZD                         Buy                          4,619                    $ 1,934                 $ 2,045
NZD                         Sell                           200                       $ 80                    $ 89
EURO                        Sell                         4,109                    $ 3,569                 $ 3,863
Sterling                    Buy                          1,665                    $ 2,416                 $ 2,489


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

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

                                                                        December 29,           December 31,
                                                                            2000                   1999
--------------------------------------------------------------------------------------------------------------------
(In thousands)

ASSETS

Current assets:
      Cash and cash equivalents                                                $ 40,876               $ 49,264
      Short-term investments                                                          -                 52,728
      Accounts receivable, less allowance for doubtful
         accounts of $6,538 and $2,949, respectively                             83,600                 36,005
      Inventories                                                                60,846                 16,435
      Other current assets                                                        8,017                  4,510
                                                                      ------------------     ------------------
         Total current assets                                                   193,339                158,942

Property and equipment, at cost less accumulated
   depreciation                                                                  34,059                 12,333
Intangible assets, less accumulated amortization of
      $16,998 and $5,127, respectively                                          249,832                  1,238
Deferred income taxes                                                               531                    387
Other assets                                                                     12,743                  8,851
                                                                      ------------------     ------------------
         Total long-term assets                                                 297,165                 22,809

                                                                      ------------------     ------------------
         Total assets                                                         $ 490,504              $ 181,751
                                                                      ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Bank & other short-term borrowings                                       $ 62,000                    $ -
      Current portion of long-term debt                                          51,721                  1,388
      Accounts payable                                                           26,448                 11,710
      Accrued compensation and benefits                                          16,771                  7,011
      Accrued liabilities                                                        31,626                 14,091
      Accrued liabilities related to disposal of General Aviation                   867                  2,212
      Accrued warranty expense                                                    7,749                  5,786
      Income taxes payable                                                        5,005                  2,983
      Deferred gain on sale of assets                                             1,591                  1,953
                                                                      ------------------     ------------------
         Total current liabilities                                              203,778                 47,134

Noncurrent portion of long-term debt and other liabilities                      137,341                 30,566
Deferred tax liability                                                            8,230                      -
Other noncurrent liabilities                                                      6,212                  3,255
                                                                      ------------------     ------------------
         Total liabilities                                                      355,561                 80,955
                                                                      ------------------     ------------------

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value; 3,000 shares
         authorized; none outstanding                                                 -                      -
      Common stock, no par value; 40,000 shares
         authorized; 24,162 and 22,742 shares outstanding, respectively         153,853                125,969
      Common stock warrants                                                         993                    993
      Accumulated deficit                                                       (10,940)               (25,125)
      Accumulated other comprehensive loss                                       (8,963)                (1,041)
                                                                      ------------------     ------------------
         Total shareholders' equity                                             134,943                100,796

                                                                      ------------------     ------------------
         Total liabilities and shareholders' equity                           $ 490,504              $ 181,751
                                                                      ==================     ==================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     December 29,            December 31,          Janaury 1,
Fiscal Years ended                                                       2000                    1999                 1999
------------------------------------------------------------------------------------------------------------------------------------
 (In thousands, except per share data)


Revenue                                                                     $ 369,798             $ 271,364             $ 268,323
                                                                 ---------------------     -----------------    ------------------


Operating expenses:
     Cost of sales                                                            173,237               127,117               141,075
     Research and development                                                  46,520                36,493                45,763
     Sales and marketing                                                       79,901                53,543                61,874
     General and administrative                                                30,514                33,750                33,245
     Restructuring charges                                                          -                     -                10,280
     Amortization of goodwill & other purchased intangibles                    13,407                     -                     -
                                                                 ---------------------     -----------------    ------------------
        Total operating expenses                                              343,579               250,903               292,237
                                                                 ---------------------     -----------------    ------------------
Operating income (loss) from continuing operations                             26,219                20,461               (23,914)

Nonoperating income (expense):
     Interest and investment income                                             4,478                 3,857                 3,588
     Interest  and other expense                                              (14,561)               (3,611)               (5,863)
     Foreign exchange gain (loss)                                                (376)                   28                   234
                                                                 ---------------------     -----------------    ------------------
        Total nonoperating income (expense)                                   (10,459)                  274                (2,041)
                                                                 ---------------------     -----------------    ------------------
Income (loss) before income taxes from continuing operations                   15,760                20,735               (25,955)
Income tax provision                                                            1,575                 2,073                 1,400
                                                                 ---------------------     -----------------    ------------------
Net income (loss) from continuing operations                                 $ 14,185              $ 18,662             $ (27,355)
                                                                 ---------------------     -----------------    ------------------

Discontinued Operations:
     Loss from discontinued operations (net of income tax
          benefit of $0)                                                          $ -                   $ -              $ (5,760)
     Estimated gain (loss) on disposal of discontinued operations
          (net of tax)                                                            $ -               $ 2,931             $ (20,279)
                                                                 ---------------------     -----------------    ------------------
              Gain (loss) on discontinued operations                              $ -               $ 2,931             $ (26,039)
                                                                 ---------------------     -----------------    ------------------
Net income (loss)                                                            $ 14,185              $ 21,593             $ (53,394)
                                                                 =====================     =================    ==================


Basic net income (loss) per share from continuing operations                   $ 0.60                $ 0.83               $ (1.22)
Basic net income (loss) per share from discontinued operations                    $ -                $ 0.13               $ (1.16)
                                                                 ---------------------     -----------------    ------------------
Basic net income (loss) per share                                              $ 0.60                $ 0.96               $ (2.38)
                                                                 =====================     =================    ==================

Shares used in calculating basic
      net income (loss) per share                                              23,601                22,424                22,470
                                                                 =====================     =================    ==================


Diluted net income (loss) per share from continuing operations                 $ 0.55                $ 0.82               $ (1.22)
Diluted net income (loss) per share from discontinued operations                  $ -                $ 0.13               $ (1.16)
                                                                 ---------------------     -----------------    ------------------
Diluted net income (loss) per share                                            $ 0.55                $ 0.95               $ (2.38)
                                                                 =====================     =================    ==================

Shares used in calculating diluted
      net income (loss) per share                                              25,976                22,852                22,470
                                                                 =====================     =================    ==================

See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                               Accumulative
                                                            Common stock          Retained         other               Total
                                                            and warrants          earnings     comprehensive       shareholders'
                                                         Shares      Amount       (deficit)    income/(loss)          equity
----------------------------------------------------------------------------------------------------------------------------------
 (In thousands)

 Balance at January 2, 1998                              22,813     $ 133,355       $ 6,676          $ (548)         $ 139,483
 Components of comprehensive income:
        Net loss                                                                    (53,394)                           (53,394)
        Unrealized gain on short-term investments                                                        11                 11
        Currency translation adjustments                                                               (255)              (255)
                                                                                                               ----------------
                Total comprehensive income                                                                             (53,638)
                                                                                                               ----------------
 Subtotal                                                                                                               85,845
                                                                                                               ----------------
 Issuances of stock under employee plans                    514         4,977             -               -              4,977
 Repurchases of common stock                             (1,080)      (16,131)            -               -            (16,131)
                                                  -----------------------------------------------------------------------------
 Balance at January 1, 1999                              22,247       122,201       (46,718)           (792)            74,691
 Components of comprehensive income:
        Net income                                                                   21,593                             21,593
        Unrealized loss on short-term investments                                                      (142)              (142)
        Currency translation adjustments                                                               (107)              (107)
                                                                                                             ------------------
                Total comprehensive income                                                                              21,344
                                                                                                             ------------------
 Subtotal                                                                                                               96,035
                                                                                                             ------------------
 Issuances of stock under employee plans                    495         4,468             -               -              4,468
 Issuance of warrants                                         -           293             -               -                293
                                                  -----------------------------------------------------------------------------
 Balance at December 31, 1999                            22,742       126,962       (25,125)         (1,041)           100,796
 Components of comprehensive income:
        Net income                                                                   14,185                             14,185
        Unrealized gain on short-term investments                                                       123                123
        Currency translation adjustments                                                             (8,045)            (8,045)
                                                                                                             ------------------
                Total comprehensive income                                                                               6,263
                                                                                                             ------------------
 Subtotal                                                                                                              107,059
                                                                                                             ------------------
 Issuances of stock under employee plans
        and exercise of warrants                            843        12,043             -               -             12,043
 Issuances of stock for acquisition                         577        14,995                                           14,995
 Issuance of warrants                                         -           846             -               -                846
                                                  -----------------------------------------------------------------------------
 Balance at December 29, 2000                            24,162     $ 154,846     $ (10,940)       $ (8,963)         $ 134,943
                                                  =============================================================================

See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             December 29,         December 31,         January 1,
 Fiscal Years ended                                                              2000                 1999                1999
----------------------------------------------------------------------------------------------------------------------------------
 (In thousands)

 Cash flow from operating activities of continuing operations:
       Net income (loss) from continuing operations                            $     14,185      $     18,662     $    (27,355)
       Adjustments to reconcile net income (loss) from continuing operations to cash flows provided by operating activities
            of continuing operations:
          Depreciation and amortization expense                                      23,476             9,073           12,510
          Writedown of fixed assets due to restructure                                    -                 -            5,343
          Amortization of deferred gain                                              (2,555)             (651)               -
          Other                                                                      (3,621)              (51)            (835)
       Decrease (increase) in assets:
          Accounts receivable, net                                                   (6,091)           (2,574)          15,475
          Inventories                                                                (4,118)            6,653            5,219
          Other current and noncurrent assets                                        (3,303)             (354)           1,622
          Deferred income taxes                                                        (144)               18              (49)
       Increase (decrease) in liabilities:
          Accounts payable                                                            7,554            (1,290)          (5,724)
          Accrued compensation and benefits                                          (6,362)            2,315           (1,134)
          Customer advances                                                               -              (808)             (22)
          Accrued liabilities                                                         2,955            (8,193)          10,482
          Income taxes payable                                                       (2,141)              825             (506)
                                                                           -----------------   ---------------  ---------------
 Net cash provided  by operating activities of continuing operations                 19,835            23,625           15,026
 Net cash used by operating activities of discontinued operations                         -                 -           (8,058)
                                                                           -----------------   ---------------  ---------------
 Net cash provided (used) by operating activities                                    19,835            23,625            6,968
                                                                           -----------------   ---------------  ---------------

 Cash flow from investing activities:
       Equity investments                                                                35              (748)          (1,548)
       Acquisition of property and equipment                                         (7,555)           (6,411)         (11,539)
       Proceeds from sale of assets                                                       -            26,863                -
       Acquisitions, net of cash acquired                                          (211,488)                -                -
       Costs of capitalized patents                                                    (900)           (1,127)            (992)
       Purchase of short-term investments                                            (6,458)          (54,809)         (53,854)
       Maturities/Sales of short-term investments                                    59,186            18,350           90,756
                                                                           -----------------   ---------------  ---------------
 Net cash provided (used) by investing activities of continuing operations         (167,180)          (17,882)          22,823
 Net cash used by investing activities of discontinued operations                         -                 -             (339)
                                                                           -----------------   ---------------  ---------------
 Net cash provided (used) by investing activities                                  (167,180)          (17,882)          22,484
                                                                           -----------------   ---------------  ---------------

 Cash flow from financing activities:
       Issuance of common stock                                                      12,043             4,468            4,977
       Repurchase of common stock                                                         -                 -          (16,131)
       (Payment)/collection of notes receivable                                         196              (540)            (219)
       Proceeds from long-term debt and revolving credit lines                      162,000                 -            2,835
       (Payments) on long-term debt and revolving credit lines                      (35,282)           (1,272)               -
                                                                           -----------------   ---------------  ---------------
 Net cash provided (used) by financing activities of continuing operations          138,957             2,656           (8,538)
 Net cash provided by financing activities of discontinued operations                     -                 -                -
                                                                           -----------------   ---------------  ---------------
 Net cash provided (used) by financing activities                                   138,957             2,656           (8,538)
                                                                           -----------------   ---------------  ---------------

 Increase (decrease) in cash and cash equivalents                                    (8,388)            8,399           20,914
 Cash and cash equivalents, beginning of period                                      49,264            40,865           19,951
                                                                           -----------------   ---------------  ---------------
 Cash and cash equivalents, end of period                                          $ 40,876          $ 49,264         $ 40,865
                                                                           =================   ===============  ===============

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

     Basis of presentation. Trimble Navigation Limited ("Trimble" or the "Company") fiscal year is an annual period that varies from 52 to 53 weeks and always ends on the Friday nearest to December 31, which for fiscal 2000 was December 29, 2000.

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

     In those resulting fiscal years that have 53 weeks, Trimble will record an extra week of revenues, costs and related financial activity. Therefore, the financial results of those fiscal years, and the associated quarter, having the extra week, will not be exactly comparable to the prior and subsequent 52-week fiscal years, and the associated quarters having only 13 weeks. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, Trimble, analysts, shareholders, investors and others will have to make appropriate adjustments to any analysis performed when comparing the Company's activities and results in fiscal years that contain 53 weeks, to those that contain the standard 52 weeks. Fiscal years 2000, 1999, and 1998 were all comprised of 52 weeks.

     The consolidated financial statements of Trimble include the operating results of the Spectra Precision Group since the effective date of acquisition of July 14, 2000 and also include the operating results of Tripod Data Systems since the effective date of acquisition of November 14, 2000.

     Principles of consolidation. The consolidated financial statements include the accounts of Trimble and its wholly owned subsidiaries after elimination of all material intercompany balances and transactions.

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

     Forward foreign currency exchange contracts. Trimble's policy is to hedge its known exposure to foreign currency transactions to minimize the effect of changes in foreign currency exchange rates on consolidated results of operations. Trimble's policy is to enter into simple forward foreign exchange contracts to either buy or sell currency if the net position exceeds $400,000. The forward foreign exchange contract obligates Trimble to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates, or to make an equivalent U.S. dollar payment equal to the value of such exchange. For contracts that are designated and effective as hedges, discounts, or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other operating expenses over the contract lives, using the straight-line method, while realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured, and terminated contracts) are included in results of operations. The related amounts due to or from counterparties are included in other assets or other liabilities. Contract amounts are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses. To date, Trimble has entered into simple forward foreign currency exchange contracts to offset the effects of changes in exchange rates on foreign-denominated intercompany receivables. At December 29, 2000, Trimble had forward foreign currency exchange contracts to sell 125,600,000 Japanese yen, 4,109,000 European Currency units, and 200,000
New Zealand dollars and to buy 4,619,000 New Zealand dollars and 1,665,000 British pounds sterling at contracted rates that mature over the next six months.

     Cash and cash equivalents.Cash and cash equivalents include all cash and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

     Short term/Marketable securities. Trimble has classified all its short-term/marketable investments as "available-for-sale" securities. Available-for-sale securities are carried at fair value, with the unrealized holding gains and losses, net of tax effects, reported as a separate component of shareholders' equity. Fair value is based on quoted market prices. The cost of debt securities in this classification is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest, dividends, and realized gains and losses, is included in interest and investment income. The cost of securities sold is based on the specific identification method. Trimble has classified all investments as short-term. (See Note 4 to the Consolidated Financial Statements.)

     Concentration of credit risk. In entering into forward foreign exchange contracts, Trimble has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and Trimble does not expect any losses as a result of counterparty defaults. Trimble is also exposed to credit risk in its accounts receivable and performs ongoing credit evaluations of its customers and generally does not require collateral. The expenses recorded for doubtful accounts receivable were $1,198,000 in fiscal 2000, $1,875,000 in fiscal 1999, and $195,000 in fiscal 1998.

     Inventories. Inventories are stated at the lower of standard cost or market. Standard costs approximate average actual costs.

     Revenue recognition. Trimble recognizes revenue from product sales when the products are shipped to the customer, title has transferred, and no significant obligations remain. Trimble also requires the following: (i) execution of a written customer order, (ii) delivery of the product, (iii) fee is fixed and determinable, and (iv) collectibility of the proceeds is probable. In circumstances where the customer has delayed their acceptance of our product, we defer recognition of revenue until acceptance. Revenues from purchased extended warranty and support agreements are deferred and recognized ratably over the term of the warranty/support period. Substantially all technology licenses and research revenue have consisted of initial license fees and royalties, which were recognized when earned, when Trimble had no remaining obligations.

     Sales to distributors are recognized upon shipment providing that there is evidence of the arrangement through a distribution agreement or purchase order, and the Company has no remaining performance obligations, the price and terms of the sale are fixed and collection is probable. As a normal practice, distributors do not have a right of return.

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

     Trimble accounts for long-term development contracts on the percentage of completion method, and income is recognized as work on contracts progress, but estimated losses on contracts in progress are immediately charged to operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In the fourth quarter of the fiscal year ended December 29, 2000, Trimble adopted SAB 101 and reviewed the recognition of revenue for qualifying contracts. The result did not have a material effect on Trimble's financial position or results of operations.

     Product warranty. Trimble provides for estimated warranty costs at the time of sale. The warranty period is generally for one year from date of shipment, except for air transport products, for which the period is generally a basic three-year warranty period with an additional two-year warranty sold with some units. The Company's optic and laser products generally carry one to three year warranties. In addition, select military programs may require extended warranty periods and certain products sold by our Tripod Data Systems subsidiary have a 90 day warranty period.

     Advertising  costs.   Trimble  expenses   advertising  costs  as  incurred.
Advertising expenses were $7,879,000, $4,229,000, and $6,490,000 in fiscal 2000,
1999, and 1998, respectively.

     Research and Development and Engineering Costs. Research, development and engineering costs are charged to expense when incurred. Trimble has received third party funding of $4.8 million, $7.1 million and $2.9 million in 2000, 1999, and 1998, respectively. Trimble has offset research, development and engineering expenses by the third party funding. Trimble retains the rights to any technology that is developed.

     Stock compensation. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," Trimble applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, it does not recognize compensation cost for stock options granted at or above market. Note 15 to the Consolidated Financial Statements describes the plans operated by Trimble, and contains a summary of the pro forma effects to reported net income (loss) and earnings (loss) per share for fiscal 2000, 1999, and 1998 as if Trimble had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123.

     Depreciation. Depreciation of property and equipment owned or under capitalized leases is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms. Useful lives include a range from three to eight years for machinery and equipment and four to five years for furniture and fixtures.

     Intangible and Long-lived Assets. Intangible assets include goodwill and other intangible assets such as assembled workforce, patents, licenses, technology and trademarks, which are capitalized at cost and amortized on the straight-line basis over their estimated useful lives. Useful lives range from 3 to 10 years, with the exception of goodwill, which is amortized over 20 years.

     If facts and circumstances indicate that the goodwill, other intangible assets or property and equipment may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write down to fair market value or discounted cash flow value is required.

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

     New accounting standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133), as amended by SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require Trimble to record all derivatives held on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. With respect to derivatives which are hedges, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June of 1999 the Financial Accounting Standards Board delayed the effective date of implementation for one year; therefore, SFAS 133 is effective for fiscal years beginning after June 15, 2000. Trimble will adopt SFAS 133 as of the beginning of its fiscal year 2001. The effect of adopting the SFAS 133 has been evaluated, and will not have a material adverse effect on Trimble's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles

Board Opinion No. 20, "Accounting Changes." In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until the Company's first fiscal quarter of 2000. In June 2000, the SEC issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements," which delayed the implementation of SAB 101 until the Company's fourth fiscal quarter of 2000. SAB 101 was adopted by the Company in the fourth fiscal quarter of 2000 and it did not have any material effect on the Company's financial position or results of operations.

Note 2 - Acquisitions:

SPECTRA PRECISION GROUP ACQUISTION

     Effective as of July 14, 2000, Trimble completed the acquisition of the Spectra Precision wholly owned businesses formerly owned by Thermo Electron Corporation ("Thermo Electron"), collectively known as the "Spectra Precision Group" for an aggregate purchase price of approximately $294 million. This purchase price is subject to a final adjustment as provided for in the acquisition agreements. This final adjustment is not expected to be material.

     The  acquisition  included 100% of the stock of Spectra  Precision  Inc., a
Delaware corporation, Spectra Precision SRL, an Italian corporation, Spectra Physics Holdings GmbH, a German corporation, and Spectra Precision BV, a Netherlands corporation. The acquisition also included certain assets and liabilities of Spectra Precision AB, a Swedish corporation, including 100% of the shares of Spectra Precision SA, a French corporation, Spectra Precision Scandinavia AB, a Swedish corporation, Spectra Precision of Canada Ltd., a Canadian corporation, and Spectra Precision Handelsges mbH, an Austrian corporation. The acquisition has been accounted for as a purchase for accounting purposes; accordingly, Trimble's consolidated results of operations include the operating results of the Spectra Precision Group since the effective date of the acquisition. The acquisition was financed with $80 million in seller subordinated debt, $140 million of debt provided through a syndicate of banks, and $74 million of the Company's available cash on hand. (See further discussions below under "Acquisition Financing".) The Company acquired approximately $133 million of identifiable intangible assets as part of the acquisition which the Company is amortizing over various time periods ranging from 5 to 10 years. The preliminary allocation of purchase price has also resulted in the recording of approximately $133 million of goodwill due to the acquisition, which will be amortized over 20 years. Acquisition costs relating to the purchase of the Spectra Precision Group approximated $7 million.

     In connection with the acquisition of the Spectra Precision Group, the Company accrued approximately $9.0 million for costs to close certain duplicative office facilities and combine operations and relocate certain employees. These costs were accrued for as part of the preliminary allocation of the purchase price. The facility consolidation and employee relocations will result from primarily combining certain office facilities and duplicative functions, including management functions, of the Spectra Precision Group. The Company has not yet finalized its plans to consolidate facilities and to relocate employees, nor has it finalized a determination of the total costs to be incurred upon the termination of certain office facility leases or its ability to sublease vacated office space. Accordingly, unresolved issues could result in an increase or decrease in the liabilities for facility consolidation, the discontinuance of overlapping product lines, employee relocation, and related tax and legal expenses. These adjustments, if any, will be reported as an increase or decrease in goodwill. Through December 29, 2000, the Company had charged $809,000 (which consisted of inventory write-offs related to the discontinuance of overlapping product lines) against the reserve, and the accrual for future costs to be incurred was $8.2 million at December 29, 2000.

     The elements of the reserve at fiscal year end 2000 on the balance sheet are as follows (in thousands):


Employee Relocation Expense                            $ 390
Inventory Obsolescence                                 1,876
Legal and Tax Expense                                  1,175
Restructuring Expenses                                 4,750
                                              ---------------
     Subtotal                                        $ 8,191
                                              ===============

Acquisition Financing:

     In order to finance the acquisition of the Spectra Precision Group, fund the Company's on-going working capital requirements, and pay related fees and expenses of the acquisition, Trimble (i) obtained a new senior secured credit facility, (ii) issued an $80 million subordinated seller promissory note, (iii) terminated its then existing $50 million unsecured revolving credit facility and
(iv) prepaid its then existing $30 million outstanding subordinated promissory notes, as briefly summarized below.

     New Credit Facilities: In July 2000, ABN AMRO Bank, N.V. led a syndicate of banks which underwrote $200 million of new senior, secured credit facilities for the Company (the "New Credit Facilities") to support the acquisition of the Spectra Precision Group and the Company's ongoing working capital requirements and to refinance certain existing debt. (See Note 10 to the Consolidated Financial Statements for the specific terms of the New Credit Facilities.)

     New Seller Promissory Note: The Company issued an $80 million promissory note to the seller, which is subordinated to the New Credit Facilities. (See
Note 11 to the Consolidated Financial Statements for the specific terms of the New Seller Promissory Note.)

     Prepayment of Existing $30 million Subordinated Notes: In June 1994, Trimble issued $30 million of subordinated promissory notes to John Hancock bearing interest at an annual rate of 10%, with principal and interest due on June 15, 2001. In order to effect the acquisition of the Spectra Precision Group and as part of obtaining the New Credit Facilities, Trimble prepaid all such outstanding long-term note obligations to John Hancock for a total of $31,069,108, which consisted of $30 million in principal, $183,333 in accrued interest and $885,775 as a prepayment penalty. Pursuant to the terms of such original notes, any prepayment of any portion of the outstanding principal required Trimble to pay additional amounts if U.S. Treasury obligations of a similar maturity exceed a specified yield. The prepayment penalty is included in interest expense.

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

TRIPOD DATA SYSTEMS ACQUISITION

     Effective as of November 14, 2000, Trimble completed the acquisition of Tripod Data Systems, Inc., an Oregon corporation for an aggregate purchase price of less than $15 million. The purchase price was paid in the form of 576,726 shares of the common stock of Trimble.

     The acquisition has been accounted for as a purchase for accounting purposes; accordingly, Trimble's consolidated results of operations include the operating results of Tripod Data Systems since the effective date of the acquisition. The allocation of the purchase price has resulted in the recording of approximately $10.7 million of goodwill due to the acquisition, which will be amortized over 20 years. Acquisition costs relating to the purchase of Tripod Data Systems approximated $194,000.

Note 3 - Unaudited pro forma information:

     The accompanying consolidated statements of operations of Trimble include the accounts of the Spectra Precision Group for the period July 14, 2000 through December 29, 2000 and of Tripod Data Systems for the period November 14, 2000 through December 29, 2000. The following pro forma information for the twelve months ended December 29, 2000 and December 31, 1999 presents net sales, income
(loss) before extraordinary items, and net loss for each of these periods as if the transaction with the Spectra Precision Group was consummated on January 2, 1999. This unaudited pro forma data does not purport to represent the Company's actual results of operations had the Spectra Precision Group acquisition occurred on January 2, 1999 and should not serve as a forecast of the Company's operating results for any future periods.

(in thousands, except per share amounts)

                                                                   ------------------------------------------
                                                                              Twelve Months Ended
                                                                       December 29,          December 31,
                                                                           2000                  1999
                                                                    -----------------------------------------
Net revenue                                                                  $ 491,436             $ 488,728
Net loss from continuing operations                                             (1,920)              (17,661)
Net loss                                                                        (1,920)              (14,730)

Basic net loss per share from continuing operations                            $ (0.08)              $ (0.79)
Basic net income (loss) per share from discontinued operations                       -                $ 0.13
                                                                    -------------------    ------------------
Basic net loss per share                                                       $ (0.08)              $ (0.66)

Diluted net loss per share from continuing operations                          $ (0.08)              $ (0.79)
Diluted net income (loss) per share from discontinued operations                     -                $ 0.13
                                                                    -------------------    ------------------
Diluted net loss per share                                                     $ (0.08)              $ (0.66)


Note 4 - Short term investments:

     All marketable securities are intended by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within shareholders' equity. Realized gains and losses are recorded based on the specific identification method.

     At December 29, 2000, Trimble had no short-term investments. The table below shows the carrying amount of Trimble's investments at December 31, 1999.

                                                       Fiscal Year ended
                                                       December 31, 1999
                              -------------------------------------------------------------------
                                                    Gross             Gross
                                Amortized         Unamortized       Unamortized      Estimated
                                  Cost              Gains             Losses         Fair Value
-------------------------------------------------------------------------------------------------
(In thousands)

Investments:
  U.S. government
      obligations                  $ 32,631               $ -             $ (99)        $ 32,532
  State and municipal                                                                          -
      securities                      7,658                 -                (1)           7,657
  Certificates of deposit             2,500                 -                (2)           2,498
  Corporate debt securities           7,462                 -               (20)           7,442
  Other                               2,600                 -                (1)           2,599
-------------------------------------------------------------------------------------------------
Total                              $ 52,851               $ -            $ (123)        $ 52,728
                              ===================================================================

     At December 31, 1999, investments with scheduled maturities within one year were $50.2 million and for maturities between one to three years were $2.5 million.

Note 5 - Balance sheet components:

                                                 December 29,           December 31,
                                                    2000                    1999
------------------------------------------------------------------------------------------
 (In thousands)

 Inventories
         Raw materials                                 $ 27,878                 $ 2,582
         Work-in-process                                  6,940                   2,232
         Finished goods                                  26,028                  11,621
                                              ------------------     -------------------
                                                       $ 60,846                $ 16,435
                                              ==================     ===================

 Property and equipment
         Machinery and equipment                       $ 67,245                $ 50,831
         Furniture and fixtures                           6,994                   5,930
         Leasehold improvements                           5,633                   5,387
         Buildings                                        7,948                       -
         Land                                             1,905                       -
                                              ------------------     -------------------
                                                         89,725                  62,148
         Less accumulated depreciation                  (55,666)                (49,815)
                                              ------------------     -------------------
                                                       $ 34,059                $ 12,333
                                              ==================     ===================

     Increases in inventory from December 31, 1999 are due to the purchases of the Spectra Precision Group in July 2000 and Tripod Data Systems in November 2000, which accounted for an aggregate of $30.3 million of the balance at December 29, 2000 and additional purchases to help mitigate the continued delivery problems related to critical part shortages in our supply chain

     Increases in property and equipment from December 31, 1999 are due to the purchases of the Spectra Precision Group in July 2000 and Tripod Data Systems in November 2000, which accounted for an aggregate of $18.3 million of net property, plant and equipment at December 29, 2000.

Note 6 - Disposition of assets:

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

     The final purchase price for these assets was $26.9 million. As part of this agreement Trimble incurred some employee and facility related liabilities, which have been accrued for and offset against the gain on the sale of these assets. The net gain on the transaction to Trimble of $5.9 million has been deferred and is being recognized over the three-year exclusive life of the Supply Agreement described below. In the fourth quarter of fiscal 2000, certain contingencies were finalized, and the deferred gain was reduced by $695,000. The remaining gain will be amortized over the remaining period of the supply agreement.

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

Note 7 - Discontinued operations:

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

     The original estimated loss on the disposal of the discontinued operation in fiscal 1998 was $19.9 million, but was adjusted in March 1999 for certain product lines that were subsequently retained. The adjusted estimated loss on the disposal is $20.3 million. The original fiscal 1998 estimate included a write-off of net assets of $12.7 million and a provision of $7.2 million for costs of disposal, including severance costs, facility and certain other contractual costs, and anticipated operating losses through the estimated date of disposal. The adjusted fiscal 1999 estimate included the write-off of net assets of $12.7 million and a provision of $7.6 million for costs of disposal, including severance costs, facility and certain other contractual costs, and anticipated operating losses through the estimated date of disposal.

     During the fourth fiscal quarter of 1999, the Company had revised its accrual for the remaining costs expected to be incurred based on the status of the related liabilities associated with the disposal of the discontinued General Aviation division. This resulted in a reversal of approximately $2.9 million of prior amounts accrued related to the discontinued operations.

     As of December 29, 2000, Trimble has a remaining provision of $870,000 associated with the disposal of the General Aviation Division, which includes $300,000 for the estimated remaining operating losses for service and warranty support and remaining severance costs, and $570,000 for facility and certain other contractual costs.

Note 8 - The Company, industry segment, geographic, and customer information:

     Trimble is a leading worldwide designer and distributor of innovative positioning products and applications enabled by GPS, optical, laser, and wireless communications technology. We design and market products, which deliver integrated information solutions, such as, collecting, analyzing, and displaying position data to our end-users. We offer an integrated product line for diverse applications in our targeted markets.

     Effective in the third quarter of fiscal year 2000, management changed the number of its reportable segments from two to five segments. The five segments are now the following: (i) Engineering and Construction, (ii) Agriculture, (iii) Fleet and Asset management, (iv) Component Technologies, and (v) Portfolio Technologies. This change resulted primarily from a reorganization of overall management responsibility announced in August 2000 in connection with the completion of the purchase of the Spectra Precision Group. (See Note 2 of Notes to the Consolidated Financial Statements.)

     To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage ourselves within five segments:

     o Engineering and Construction - Consists of products currently used by construction professionals in the field for positioning data collection, field computing, data management, and automated machine guidance and control. These products provide solutions for numerous construction applications, including: surveying; general construction; site preparation and excavation; road and runway construction; and underground construction.

     o Agriculture - Consists of products that provide key advantages in a variety of agriculture applications, primarily in the areas of precise land leveling, machine guidance, yield monitoring and variable-rate applications of fertilizers and chemicals.

     o  Fleet and Asset  Management - Consists of products that enable end-users
        to efficiently  monitor and manage   their   mobile  and  fixed  assets
        by transmitting location-relevant and time-sensitive information from the field to the office. We currently offer a range of products that address the following: long-haul trucking; municipal fleet management; shipping; and fixed asset data collection for a wide variety of governmental and private entities. This segment is an aggregation of our Mapping and GIS operation and our Mobile Positioning and Communications operation. These operations have been aggregated based on the fact that the products mentioned above are complimentary in our asset management solutions and there is a strong similarity in the production process, the types of customers, and distribution methods.

     o Component Technologies - Currently, we market our component products through an extensive network of OEM relationships. These products include proprietary chipsets, modules and a variety of intellectual property. The applications into which end-users currently incorporate our component products include: timing applications for synchronizing wireless and computer systems; in-vehicle navigation and telematics (tracking) systems; fleet management; security systems; data collection systems; and wireless handheld consumer products.

     o Portfolio Technologies - This segment is comprised of various markets that use accurate position, velocity, and timing information. The products in this segment are used in airborne navigation, flight management, commercial marine navigation, and military applications. Also, included in this segment are the operations of our Tripod Data Systems subsidiary. The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of the total revenue of the Company.

     Trimble evaluates each of these segment's performance and allocates resources based on profit and loss from operations before income taxes.

     The accounting policies applied by each of the segments are the same as those used by Trimble in general.

     The following table presents revenues, operating income (loss), and identifiable assets for Trimble's five segments. The information includes the operations of the Spectra Precision Group after July 14, 2000, Tripod Data Systems after November 14, 2000, and the information for 1999 and 1998 has been reclassified in order to conform to the new basis of presentation. There is no recognition of inter-segment sales or transfers. Operating income (loss) is net sales less operating expenses, excluding general corporate expenses, interest income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker (CODM) views by segment are accounts receivable and inventory, except for the accounts receivable and inventory for Spectra
Precision Group and Tripod Data Systems which are not currently allocated to business segments. Trimble does not report depreciation and amortization or capital expenditures by segment to the CODM.


                                                     -------------------------------------------------------------------------------
                                                                                   Twelve Months Ended
                                                                                    December 29, 2000
                                                     -------------------------------------------------------------------------------
                                                                                     (in thousands)
                                                     -------------------------------------------------------------------------------
                                                                                   Fleet and
                                                       Engineering &                 Asset       Component    Portfolio
                                                       Construction  Agriculture   Management   Technologies Technologies  Total
                                                     -------------------------------------------------------------------------------
External net revenue                                    $ 195,150     $ 26,024     $ 65,099      $ 60,230     $ 23,295   $ 369,798
Operating profit (loss) before corporate allocations       43,937        4,254       15,211        14,850       (1,540)     76,712
Corporate allocations (1)                                 (15,120)      (2,724)      (8,232)       (4,788)      (2,687)    (33,551)
                                                     ------------------------------------------------------------------------------
Operating profit (loss)                                  $ 28,817      $ 1,530      $ 6,979      $ 10,062     $ (4,227)   $ 43,161
Assets:
   Accounts recievable (2)                               $ 23,685      $ 4,649     $ 12,164      $ 11,892      $ 6,469    $ 58,859
    Inventory (3)                                          10,046        1,774        5,775         2,360        6,774      26,729

                                                     -------------------------------------------------------------------------------
                                                                                   Twelve Months Ended
                                                                                    December 31, 1999
                                                     -------------------------------------------------------------------------------
                                                                                     (in thousands)
                                                     -------------------------------------------------------------------------------
                                                                                   Fleet and
                                                       Engineering &                 Asset       Component    Portfolio
                                                       Construction  Agriculture   Management   Technologies Technologies  Total
                                                     -------------------------------------------------------------------------------
External net revenue                                    $ 108,536     $ 12,837     $ 67,271      $ 58,660     $ 24,060   $ 271,364
Operating profit (loss) before corporate allocations       37,223        2,407       14,677        15,055       (2,598)     66,764
Corporate allocations (1)                                 (16,067)      (2,204)      (8,108)       (5,261)      (3,422)    (35,062)
                                                     ------------------------------------------------------------------------------
Operating profit (loss)                                  $ 21,156        $ 203      $ 6,569       $ 9,794     $ (6,020)   $ 31,702
Assets:
   Accounts recievable (4)                               $ 22,304      $ 1,510     $ 11,009       $ 9,273      $ 5,313    $ 49,409
    Inventory                                             $ 6,653          $ 2      $ 2,180       $ 2,392      $ 5,208      16,435


                                                     -------------------------------------------------------------------------------
                                                                                   Twelve Months Ended
                                                                                    January 1, 1999
                                                     -------------------------------------------------------------------------------
                                                                                     (in thousands)
                                                     -------------------------------------------------------------------------------
                                                                                   Fleet and
                                                       Engineering &                 Asset       Component    Portfolio
                                                       Construction  Agriculture   Management   Technologies Technologies  Total
                                                     -------------------------------------------------------------------------------
External net revenue                                    $ 123,491           $ -    $ 64,515      $ 36,296     $ 44,021   $ 268,323
Operating profit (loss) before corporate allocations       13,708             -       6,305         5,367       (5,920)     19,460
Corporate allocations (1)                                 (11,437)            -      (4,982)       (3,068)          88     (19,399)
                                                     -------------------------------------------------------------------------------
Operating profit (loss)                                   $ 2,271           $ -     $ 1,323       $ 2,299     $ (5,832)      $ 61
Assets:
   Accounts recievable (4)                               $ 20,957           $ -    $ 10,790       $ 7,936      $ 7,392    $ 47,075
    Inventory                                               8,396             -       5,820         4,379        7,729      26,324


------------------------------------------------------------------------------------------------------------------------------------

(1) For the fiscal years ended December 29, 2000 and December 31, 1999, the Company determined the amount of corporate allocations charged to each of its segments based on a percentage of the segments' monthly revenue, gross profit, and controllable spending (research and development, marketing, and general and adminstrative). For the Fiscal year ended January 1, 1999 the Company determined the amount of corporate allocations charged to each of its segments, based on a percentage of the segments monthly inventory balance and gross profit.
Allocation percentages were determined at the beginning of each of the respective fiscal years.

(2) As presented, the accounts receivable number excludes cash in advance and reserves, and the Spectra Precision Group's and Tripod Data System's accounts recievable as of December 29, 2000, which are not allocated between segments.

(3) As presented, the inventory number excludes the Spectra Precision Group's and Tripod Data System's inventory as of December 29, 2000, which is not allocated between segments.

(4) As presented, the accounts receivable number excludes cash in advance and reserves, which are not allocated between segments.

(5) The company determined that it is impracticable to obtain all of the applicable information for the twelve months ended January 1, 1999 to report its Agriculture operating segment for that period in accordance with the new internal reporting structure. The Company does not believe the amounts are significant for fiscal 1998 and have included them in the Engineering and Construction division.

         The following are reconciliations corresponding to totals in the accompanying consolidated financial statements (in thousands):

                                                                         Fiscal Years Ended
                                                  --------------------------------------------------------------
                                                     December 29,           December 31,            January 1,
Revenues:                                                2000                   1999                   1999
-------------------------------------------------  ------------------   -------------------   ------------------

Total for reportable divisions                           $ 369,798             $ 271,364            $ 268,323
                                                    =================   ===================   ==================

Operating profit:
--------------------------------------------------
Total for reportable divisions                            $ 43,161              $ 31,702                 $ 61
Unallocated corporate expenses                             (16,942)              (11,241)             (23,975)(3)
                                                    -----------------   -------------------   ------------------
     Income before income taxes                           $ 26,219              $ 20,461            $ (23,914)
                                                    =================   ===================   ==================



Assets:
--------------------------------------------------
Accounts receivable total for reportable divisions        $ 58,859              $ 49,409             $ 47,075
Unallocated (1)                                             24,741               (13,404)             (13,644)
                                                    -----------------   -------------------   ------------------
   Total                                                  $ 83,600              $ 36,005             $ 33,431
                                                    =================   ===================   ==================

Inventory total for reportable divisions                  $ 26,729              $ 16,435             $ 26,324
Common inventory (2)                                        34,117                     -               10,842
                                                    -----------------   -------------------   ------------------
   Net inventory                                          $ 60,846              $ 16,435             $ 37,166
                                                    =================   ===================   ==================



--------------------------------------------------------------------------------
(1) Includes cash in advance and reserves that are not allocated by segment. Also for December 29, 2000 accounts receivable includes the Spectra Precison Group and Tripod Data System as their accounts receivable are not allocated by segment.

(2) Consists of inventory that is common between the segments. Parts can be used by either segment. Also for December 29, 2000 inventory consists of $29.1 million and $1.3 million of Spectra Precision Group and Tripod Data Systems, respectively as their inventory is not allocated by segment.

(3) Includes approximately $10.3 million of restructuring charges.


         The geographic distribution of Trimble's revenues and identifiable assets by fiscal year-end is summarized in the table below in thousands.

                                                                  Geographic Area
                                            ---------------------------------------------------------
                                                            Europe/                     Other
                                                U.S.      Middle East       Asia   Foreign Countries  Eliminations     Total
                                            ---------------------------------------------------------------------------------------

2000
     Sales to unaffiliated customers  (1)   $ 175,993      $103,455       $ 43,922     $ 46,428                      $ 369,798
     Intergeographic transfers                 65,117        12,108          8,320                       (85,545)            -
                                         --------------------------------------------------------------------------------------
     Total revenue                          $ 241,110      $115,563       $ 52,242     $ 46,428         $(85,545)    $ 369,798
                                         --------------------------------------------------------------------------------------

     Identifiable assets                    $ 146,821      $ 84,358       $ 12,016      $ 4,588          $(6,274)    $ 241,509

1999
     Sales to unaffiliated customers  (1)   $ 131,395      $ 68,301       $ 37,707     $ 33,961              $ -     $ 271,364
     Intergeographic transfers                 56,024             -          1,480            -          (57,504)            -
                                         --------------------------------------------------------------------------------------
     Total revenue                          $ 187,419      $ 68,301       $ 39,187     $ 33,961         $(57,504)    $ 271,364
                                         --------------------------------------------------------------------------------------

     Identifiable assets                    $ 155,163      $ 16,119       $ 10,550         $ 92           $ (173)    $ 181,751

1998
     Sales to unaffiliated customers  (1)   $ 143,828      $ 66,446       $ 34,712     $ 23,337              $ -     $ 268,323
     Intergeographic transfers                 79,416             -          1,153            -          (80,569)            -
                                         --------------------------------------------------------------------------------------
     Total revenue                          $ 223,244      $ 66,446       $ 35,865     $ 23,337         $(80,569)    $ 268,323
                                         --------------------------------------------------------------------------------------

     Identifiable assets                    $ 134,170      $ 13,384        $ 9,460         $ 28           $ (763)    $ 156,279

------------------------------------------------------------------------------------------------------

(1) Sales attributed to countries based on the location of the customer.

     Transfers between U.S. and foreign geographic areas are made at prices based on total costs and contributions of the supplying geographic area. The Company's subsidiaries in the Pacific Rim and Asia have derived revenue from commissions from domestic operations in each of the periods presented. These commission revenues and expenses are excluded from total revenue and operating income (loss) in the preceding table. Sales to unaffiliated customers in Europe, Japan, Australia, and Mexico are made by the Company's subsidiaries in those countries.

     No single customer accounted for 10% or more of Trimble's total revenues in fiscal years 2000, 1999, or 1998.

Note 9 - Restructuring reserves:

1998 Restructuring Charges:

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

     The activity in fiscal 2000, 1999 and 1998 related to the restructuring charges and the amounts remaining at December 29, 2000 on the balance sheet are as follows (in thousands):

                                   Total
                                 charged to     Amounts paid/   Amounts paid/   Amounts paid/          Remaining in
                                 expense in      written off     written off     written off        accrued liabilites
                                fiscal 1998    in fiscal 1998   in fiscal 1999  in fiscal 2000   as of December 29, 2000
                               --------------- --------------  ---------------  --------------  ------------------------
Employee termination benefits         $ 2,864       $ (1,200)          $ (371)       $ (1,293)                    $ -
Facility space reductions               1,061              -         $ (1,053)           $ (8)                      -
ERP system abandonment                  6,360         (4,895)        $ (1,465)            $ -                     $ -
                               --------------- --------------  ---------------  --------------  ------------------------
     Subtotal                        $ 10,285       $ (6,095)        $ (2,889)       $ (1,301)                    $ -
                               =============== ==============  ===============  ==============  ========================

     Also  see  Note  2  to  the  Consolidated   Financial  Statements  for  the
restructuring reserve recorded as part of the acquisition of the Spectra Precision Group.

Note 10 - Bank line of credit:

     In July 2000, ABN AMRO Bank, N.V. led a syndicate of banks which underwrote $200 million of new senior, secured credit facilities for the Company (the "New Credit Facilities") to support the acquisition of the Spectra Precision Group and the Company's ongoing working capital requirements and to refinance certain existing debt. The New Credit Facilities are comprised of a $50 million 3-year U.S. dollar only revolver; a $50 million 3-year multi-currency revolver; and a $100 million 5-year term loan. Pricing for any borrowings under the New Credit Facilities is fixed for the first 6 months at LIBOR plus 275 basis points and is thereafter tied to a formula, based on the Company's leverage ratio (which is defined as all outstanding debt (excluding the seller subordinated note) over EBITDA). Trimble immediately used approximately $170 million available under the New Credit Facilities to fund the acquisition of the Spectra Precision Group. $30 million was used to pay off the principal portion of Company's existing subordinated notes to John Hancock (as described in Note 2 to the Consolidated Financial Statements under "Acquisition Financing") and $140 million was paid in cash to the seller. The New Credit Facilities are secured by all material tangible and intangible assets of the Company, subject to foreign tax considerations. If Trimble is able to achieve and maintain a leverage ratio (Debt/EBITDA) of 2.0x or less for four consecutive quarters, the security for the New Credit Facilities will be released. Financial covenants of the New Credit Facilities include leverage, fixed charge, and minimum net worth tests. The Company was in compliance with these covenants at December 29, 2000. The two $50 million revolvers are paid as the loans mature and the loan commitment fees are paid on a quarterly basis. The 5-year term loan is payable commencing March 31, 2001 in quarterly installments (excluding interest) of $4 million over the first year, $5 million over the second year, $6 million over the next year and a half and $7 million for the remaining quarters until the debt is paid off. In addition, Trimble is restricted from paying dividends and is limited as to the amount of its common stock it can repurchase under the terms of the New Credit Facilities.

The Company is allowed to repurchase shares of its common stock only up to 25% of net income in the previous fiscal year.

Note 11 - Long-term debt:

 Long-term debt consists of the following:

                                                     December 29,          December 31,
                                                        2000                  1999
--------------------------------------------------------------------------------------------------
 (In thousands)

 New Credit Facilities                                    $ 162,000                  $ -
 Subordinated note                                           80,000                    -
 Subordinated notes repaid in 2000 (See Note 2)                   -               29,819
 Promissory note and Long-term commitment                     9,037                    -
 Installment loan obligations                                     -                1,388
 Other                                                           25                  747
                                                  ------------------     ----------------
                                                            251,062               31,954
 Less current portion                                       113,721                1,388
                                                  ------------------     ----------------
 Noncurrent portion                                       $ 137,341             $ 30,566
                                                  ==================     ================

     Trimble's long-term debt primarily consists of $162 million outstanding under the New Credit Facilities (See Note 10 to the Consolidated Financial Statements), and an $80 million subordinated promissory note (see below). The Company's current portion of long-term debt consists of amounts payable within one year on the term loan portion of the New Credit Facilities, the revolver portion of the New Credit Facilities and $40 million of the subordinated note.

     The $80 million subordinated note to the seller carries a 10% coupon, payable in cash or additional seller paper at the Company's option. The subordinated seller note has a stated two year maturity ($40 million due in fiscal 2001 and $40 million due in fiscal 2002), but carries an automatic maturity deferral provision which effectively extends the maturity date to that date on which Trimble is allowed to repay the note without triggering a default under the New Credit Facilities. The New Credit Facilities allow Trimble to repay the seller note at any time (in part or in whole), provided that (a) Trimble's leverage ratio (Debt (excluding the seller note)/EBITDA) prior to such repayment is less than 1.0x and (b) after giving effect to such repayment Trimble would have (i) a leverage ratio (Debt (excluding any remaining portion of the seller note)/EBITDA) of less than 2.0x and (ii) cash and unused availability under the revolvers of the New Credit Facilities of at least $35 million. Although the subordinated seller note will carry certain limited covenants and defaults, the seller will be barred in the event of default from pursuing such rights and remedies for the stated maturity of the New Credit Facilities (i.e., a five-year standstill). The New Credit Facilities also prohibit cash payments of interest or principal on the subordinated seller note during a period of default.

     The promissory note and long-term commitment includes a $7.1 million obligation to former owners of ZSP Geodetic Systems GmbH, a subsidiary of the Company which was purchased by the Spectra Precision Group in 1999 (prior to the Company's purchase of the Spectra Precision Group). Of this obligation, $3.7 million is payable equally on a quarterly basis through the end of September 2001, and bears interest at 6.0%. The remaining $3.4 million of the obligation has a stated maturity of September 2002.

     Outstanding promissory note and long-term commitment also include a $1.9 million promissory note from the purchase of a building for our Corvallis, Oregon site. The note is payable in monthly installments through April 2015 bearing a variable interest rate (8.94% at December 29, 2000).

     The $1.4 million installment loan at December 31, 1999 related to loans for capitalized software and was repaid in 2000.

Note 12 - Lease obligations and commitments:

     Trimble's principal facilities in the United States are leased under noncancelable operating leases that expire at various dates from 2000 through 2011. Trimble has options to renew certain of these leases for an additional five years. The Company also leases facilities under operating leases in the United Kingdom, Sweden and Germany that expire in 2005.

 Future minimum payments required under noncancelable operating leases are as follows:
                                                          Operating
                                                       Lease Payments
----------------------------------------------------------------------------
 (In thousands)

 2001                                                              $ 13,793
 2002                                                                12,327
 2003                                                                10,700
 2004                                                                 5,777
 2005                                                                 5,241
 Thereafter                                                           2,627
                                                 ---------------------------
 Total                                                             $ 50,466
                                                 ===========================

 Rent expense under operating leases was $10.6 million in 2000, $8.1 million in fiscal 1999, and $6.3 million in 1998.


Note 13 - Fair value of financial instruments:

     Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the following information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the Company's financial instruments are held or issued for trading purposes. The carrying amounts and fair values of Trimble's financial instruments are as follows:

                                                             Carrying                         Fair
                                                              Amount                          Value
                                                         -----------------              -----------------
                                                                        December 29, 2000
-------------------------------------------------------------------------------------------------------------
 (In thousands)
 Assets:
 Cash and cash equivalents (See Note 1)                          $ 40,876                       $ 40,876
 Forward foreign exchange contracts (See Note 1)                       50                             50
 Accounts Receivable                                               90,138                         90,138

 Liabilities:
 Subordinated  notes (See Note 11)                               $ 80,000                       $ 89,044
  Bank Borrowing (See Note 11)                                    162,000                        162,000
  Promissory note and Long-term commitment                          9,037                          7,876
 Accounts Payable                                                  26,448                         26,448

     The fair value of the subordinated notes, bank borrowings, promissory note and the long-term commitment have been estimated using an estimate of the interest rate Trimble would have had to pay on the issuance of notes with a similar maturity, and discounting the cash flows at that rate. The fair values do not give an indication of the amount that Trimble would currently have to pay to extinguish any of this debt.

     The fair value of forward foreign exchange contracts is estimated, based on quoted market prices of comparable contracts, and these contracts are restated to the fair value at the end of every month.

Note 14 - Income taxes:

     Trimble's income tax provision consists of the following (in thousands):

                                     Fiscal Years ended
                    ---------------------------------------------------------
                    ---------------------------------------------------------
                        December 29,        December 31,         January 1,
                            2000                1999                1999
Federal:
         Current            $ 1,408            $ 1,089                $ 233
         Deferred                 -                  -                    -
                    ---------------------------------------------------------
                              1,408              1,089                  233
                    ---------------------------------------------------------

State:
         Current                144                196                   20
         Deferred                 -                  -                    -
                    ---------------------------------------------------------
                                144                196                   20
                    ---------------------------------------------------------

Foreign:
         Current                931                770                1,195
         Deferred              (908)                18                  (48)
                    ---------------------------------------------------------
                                 23                788                1,147
                    ---------------------------------------------------------
Income tax provision        $ 1,575            $ 2,073              $ 1,400
                    =========================================================

     The domestic income (loss) from continuing operations before income taxes (including royalty income subject to foreign withholding taxes) was approximately $14,380,000, $19,700,000, and ($26,220,000) in fiscal years 2000,
1999 and 1998.

     The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                                       Fiscal Years ended
                                                 ----------------------------------------------------------
                                                       December 29,        December 31,         January 1,
                                                             2000                1999                1999

Expected tax from continuing operations at 35%
          in all years                                     $ 5,516            $ 7,258              $(8,827)

Operating loss not utilized (utilized)                      (5,115)            (6,176)               9,178

Foreign withholding taxes                                      141                299                  467

Foreign tax rate differential                                  307                109                  329

Other                                                          726                583                  253
                                                 ----------------------------------------------------------
Income tax provision                                       $ 1,575            $ 2,073              $ 1,400
                                                 ==========================================================
         Effective tax rate                                    10%                10%                  (6%)
                                                 ==========================================================

     The components of deferred taxes consist of the following (in thousands):

                                                             December 29,        December 31,
                                                                  2000                1999

Deferred tax liabilities:
         Purchased intangibles                                    $ 8,230                $ -
         Other individually immaterial items                          288                246
                                                      ---------------------------------------
                  Total deferred tax liabilities                    8,518                246
                                                      ---------------------------------------

Deferred tax assets:
         Inventory valuation differences                            8,836              9,437
         Expenses not currently deductible                          5,656              7,461
         Federal credit carryforwards                               8,686              6,108
         Deferred revenue                                           2,674              3,243
         State credit carryforwards                                 4,725              3,786
         Warranty                                                   2,455              2,352
         Depreciation                                               1,724              1,770
         Federal net operating loss (NOL) carryforward              1,028                  -
         Other individually immaterial items                        2,751              1,763
                                                      ---------------------------------------
                  Total deferred tax assets                        38,535             35,920

Valuation allowance                                               (37,861)           (35,287)
                                                      ---------------------------------------
Total deferred tax assets                                             674                633
                                                      ---------------------------------------
Total net deferred tax assets (liabilities)                       $(7,844)             $ 387
                                                      =======================================


     The NOL and credit carryforwards listed above expire in 2001 through 2020.

     The valuation allowance increased by $2.6 million in 2000 and decreased by $6.0 million in 1999. Approximately $11.3 million of the valuation allowance at December 29, 2000 relates to the tax benefits of stock option deductions, which will be credited to equity when realized.

Note 15 - Shareholder's Equity:

     1993 Stock Option Plan. In 1992, Trimble's Board of Directors adopted the 1993 Stock Option Plan ("1993 Plan"). The 1993 Plan, as amended to date and approved by shareholders, provides for the granting of incentive and nonstatutory stock options for up to 5,925,000 shares of Common Stock to employees, consultants and directors of Trimble. At Trimble's 2001 annual meeting of shareholders to be held on May 10, 2001, the shareholders are being asked to approve an increase of 450,000 shares under the 1993 Plan. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 1993 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The exercise price of nonstatutory stock options issued under the 1993 Plan must be at least 85% of the fair market value of Common Stock on the date of grant. As of December 29, 2000, options to purchase 3,961,581 shares were outstanding and 610,454 shares were available for future grant under the 1993 Plan.

     1990 Director Stock Option Plan. In December 1990, Trimble adopted a Director Stock Option Plan under which an aggregate of 380,000 shares of Common Stock have been reserved for issuance to non-employee directors as approved by the shareholders to date. At December 29, 2000, options to purchase 173,333 shares were outstanding and 85,416 shares were available for future grants under the Director Stock Option Plan.

     1992 Management Discount Stock Option Plan. In 1992, Trimble's Board of Directors approved the 1992 Management Discount Stock Option Plan ("Discount Plan"). Under the Discount Plan, 300,000 nonstatutory stock options were reserved for grant to management employees at exercise prices that may be significantly discounted from the fair market value of Common Stock on the dates of grant. Options are generally exercisable six months from the date of grant. As of December 29, 2000, there were 4,974 shares available for future grants. For accounting purposes, compensation cost on these grants is measured by the excess over the discounted exercise prices of the fair market value of Common Stock on the dates of option grant. There were no discounted options granted in the plan in fiscal 2000 1999, and 1998. As of December 29, 2000, options to purchase 125,000 shares were outstanding under the 1992 Management Discount Stock Option Plan.

     1988 Employee Stock Purchase Plan. In 1988, Trimble established an employee stock purchase plan under which an aggregate of 3,150,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. In fiscal 2000 and 1999, 131,657 shares and 317,210 shares, respectively, were issued under the plan for aggregate proceeds to the Company of $1.2 million and $2.5 million, respectively. At December 29, 2000, the number of shares reserved for future purchases by eligible employees was 831,216.

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

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan using the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2000, 1999, and 1998:

                                               December 29,                December 31,                January 1,
                                                   2000                        1999                       1999
                                           ----------------------     -----------------------     ----------------------
Expected dividend yield                                        -                           -                          -
Expected stock price volatility                           66.41%                      59.58%                     55.65%
Risk-free interest rate                                    6.21%                       6.34%                      5.76%
Expected life of options after vesting                      1.22                        1.21                       1.20

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, and the estimated fair value of purchases under the employee stock purchase plan is expensed in the year of purchase. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure of future years. Trimble's pro forma information (in thousands except for per share data) is as follows:

                                                     December 29,                December 31,                January 1,
                                                         2000                        1999                       1999
                                                 ----------------------     -----------------------     ----------------------

Net income (loss) - as reported                               $ 14,185                    $ 21,593                  $ (53,394)

Net income (loss) - pro forma                                  $ 5,898                    $ 16,377                  $ (58,661)

Basic income (loss) per share - as reported                     $ 0.60                      $ 0.96                    $ (2.38)

Basic income (loss) per share - pro forma                       $ 0.25                      $ 0.73                    $ (2.61)

Diluted income (loss) per share - as reported                   $ 0.55                      $ 0.95                    $ (2.38)

Diluted income (loss) per share - pro forma                     $ 0.23                      $ 0.72                    $ (2.61)


     Exercise prices for options outstanding as of December 29, 2000, ranged from $8.00 to $51.69. The weighted average remaining contractual life of those options is 7.88 years. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information in respect of options outstanding:

                                             Total                                            Currently exercisable
                            Number      Weighted-average       Weighted-average            Number        Weighted-average
      Range             (in thousands)   exercise price    remaining contractul life   (in thousands)     exercise price
----------------------  -------------  ------------------  -------------------------   --------------   -------------------
$8.0000 - $8.2500            451,532               $8.01                       8.07          163,159                 $8.02
$8.3125 - $9.9375            637,445               $9.21                       6.61          291,965                 $9.21
$10.0000 - $11.5625          306,145              $10.99                       6.82          146,566                $10.69
$11.9375 - $11.9375          474,591              $11.94                       8.59          121,336                $11.94
$12.0000 - $15.3750          593,321              $14.27                       6.12          400,464                $14.31
$16.8750 - $19.2500          427,143              $17.90                       6.92          244,364                $17.90
$19.3125 - $23.0000          433,689              $20.24                       9.11           54,337                $21.49
$23.2500 - $34.1250          121,500              $31.95                       9.29            6,388                $31.49
$41.1250 - $41.1250          772,250              $41.13                       9.65                -                 $0.00
$51.6875 - $51.6875           42,500              $51.69                       9.55                -                 $0.00
----------------------  -------------  ------------------  -------------------------   --------------   -------------------
$8.0000 - $51.6875         4,260,116              $19.07                       7.88        1,428,579                $12.94

     Activity during fiscal 2000, 1999 and 1998 under the combined plans was as follows:

IN THOUSANDS, EXCEPT FOR PER SHARE DATA
                                            December 29,                  December 31,                 January 1,
                                               2000                          1999                        1999
                                      ----------------------------  --------------------------  ----------------------------
                                                  Weighted average            Weighted average             Weighted average
                                        Options    exercise price    Options   exercise price     Options   exercise price
                                      ----------  ----------------  --------  ----------------  ---------  -----------------


Outstanding at beginning of year          4,009            $12.36     3,026           $13.64      2,696             $15.10
     Granted                              1,379             34.39     1,813            10.22      1,117              11.40
     Exercised                             (706)            13.08      (135)           11.64       (132)             11.41
     Canceled                              (422)            15.51      (695)           14.03       (655)             16.30
                                      ----------                    --------                    --------

Outstanding at end of year                4,260            $19.07     4,009           $12.36      3,026             $13.64

Exercisable at end of year                1,429            $12.94     1,334           $13.68      1,110             $13.91

Weighted-average fair value of options
    granted during year                                    $19.04                      $5.51                         $5.21


     Non-statutory options. On May 25, 2000, Trimble entered into an agreement to grant a non-statutory option to purchase up to 40,000 shares of common stock at an exercise price of $13.44 per share, which expire no later than December 15, 2001. On May 3, 1999, Trimble entered into an agreement to grant a non-statutory option to purchase up to 30,000 shares of common stock at an exercise price of $9.75 per share, which expire on March 29, 2004. As of December 29, 2000, none of these non-statutory options had been exercised.

     Common shares reserved for future issuances. As of December 29, 2000, Trimble had reserved 5,791,974 common shares for issuance upon exercise of options outstanding and options available for grant under the 1993 Stock Option, 1990 Director Stock Option, and 1992 Management Discount Stock Option plans, and available for issuance under the 1988 Employee Stock Purchase plan.

Note 16 - Benefit plans:

401(k) Plans:

     Under Trimble's 401(k) Plan, U.S. employee participants may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Trimble Fund purchased 15,700 shares of Common Stock for an aggregate of $434,000 in 2000. Trimble, at its discretion, matches individual employee 401(k) Plan contributions up to $100 per month. Trimble's matching contributions to the 401(k) Plan were $798,000 in fiscal 2000, $1.0 million in fiscal 1999, and $1.2 million in 1998. Certain of the Company's subsidiaries acquired as part of the acquisition of the Spectra Precision Group participate in a 401(k) Plan where the Company matches fifty cents of every dollar the employee contributes to the plan up to 5 % of the employees annual contribution. For the period July 14, 2000 to December 29, 2000 the Company contributed $236,000 to the plan. The Company's Tripod Data Systems subsidiary matches one dollar for every three dollars the employee puts into the plan up to 8% of their annual salary. From November 14, 2000 to December 29, 2000 the Company contributed $11,000 to this plan.

Profit-Sharing Plan:

     In 1995, Trimble introduced an employee profit-sharing plan in which all employees, excluding executives and certain levels of management, participate. The plan distributes to employees approximately 5% of quarterly income before taxes. Payments under the plan during fiscal 2000, 1999, and 1998 were $2.1 million, $1.2 million, and $138,000, respectively.

Defined Contribution Pension Plans:

     Certain of the Company's subsidiaries acquired in the acquisition of the Spectra Precision Group participate in European state sponsored pension plans. Contributions are based on specified percentages of employee salaries. For these plans, the Company contributed and charged to expense $275,000 from July 14, 2000 through December 29, 2000.

Defined Benefit Pension Plan

     The Company's Swedish subsidiary acquired in the acquisition of the Spectra Precision Group has an unfunded defined benefit pension plan that covered substantially all of its full-time employees through 1993. Benefits are based on a percentage of eligible earnings. The employee must have had a projected period of pensionable service of at least 30 years as of 1993. If the period was shorter, the pension benefits were reduced accordingly. Active employees do not accrue any future benefits, therefore there is no service cost and the liability will only increase for interest cost.

     Net periodic benefit costs for the period July 14, 2000 though December 29, 2000 was not material.

     The Company's defined benefit plan activity was as follows:

                                  December 29,
                                      2000
--------------------------------------------------------------------------------
(In Thousands)

Change in Benefit Obligation:
  Benefit obligation at acquisition date                                 $ 3,927
  Interest Cost                                                              233
  Actuarial (gain) loss                                                       15

                                                      --------------------------
 Benefit obligation at end of year                                         4,175

Unrecognized Prior Service Cost                                                -
Unrecognized Net Actuarial Gain                                                -

                                                      --------------------------
Accrued Pension Costs                                                    $ 4,175
                                                      ==========================

     Actuarial assumptions used to determine the net periodic pension costs for the year ended December 29, 2000 were as follows:

Discount Rate                                                                 4%
Rate of Compensation Increase                                                 3%


Note 17 - Earning Per Share:

     The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential Common Stock.


                                                                    December 29,        December 31,           January 1,
                                                                      2000                  1999                  1999
---------------------------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)

Numerator:
     Income available to common shareholders:
        Used in basic and diluted income (loss) per share from
                continuing operations                                   $ 14,185               $ 18,662              $ (27,355)
        Used in basic and diluted income (loss) per share from
                discontinued operations                                       -                  2,931                (26,039)
                                                                -----------------    -------------------   --------------------
        Used in basic and diluted income (loss) per share               $ 14,185               $ 21,593              $ (53,394)
                                                                =================    ===================   ====================

Denominator:
      Weighted-average number of common
         shares used in basic income (loss) per share                     23,601                 22,424                 22,470

      Effect of dilutive securities:
           Common stock options                                            2,098                    382                      -
           Common stock warrants                                             277                     46                      -
                                                                -----------------    -------------------   --------------------

      Weighted-average number of common
          shares and dilutive potential common shares
          used in diluted income (loss) per share                         25,976                 22,852                 22,470
                                                                =================    ===================   ====================


 Basic income (loss) per share from continuing operations                 $ 0.60                 $ 0.83                $ (1.22)
 Basic loss per share from discontinued operations                             -                   0.13                  (1.16)
                                                                -----------------    -------------------   --------------------
 Basic income (loss) per share                                            $ 0.60                 $ 0.96                $ (2.38)
                                                                =================    ===================   ====================

 Diluted income (loss) per share from continuing operations               $ 0.55                 $ 0.82                $ (1.22)
 Diluted loss per share from discontinued operations                           -                   0.13                  (1.16)
                                                                -----------------    -------------------   --------------------
 Diluted income (loss) per share                                          $ 0.55                 $ 0.95                $ (2.38)
                                                                =================    ===================   ====================

     If Trimble had reported net income in 1998, additional 387 common equivalent shares related to outstanding options and warrants would have been included in the calculation of diluted loss per share.

Note 18 - Comprehensive income (loss):

     The components of other comprehensive income (loss), net of related tax include:

                                                          December 29,       December 31,      Janaury 1,
Fiscal Years ended                                          2000               1999               1999
------------------------------------------------------------------------------------------------------------
(In thousands)

 Cumulative foreign currency translation adjustments          $ (8,045)            $ (107)           $ (255)
 Net unrealized gain (loss) on short-term investments              123               (142)               11
                                                       ----------------   ----------------   ---------------
     Other comprehensive income (loss)                        $ (7,922)            $ (249)           $ (244)
                                                       ================   ================   ===============


     Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments. The components of accumulated other comprehensive income (loss), net of related tax include:

                                                             December 29,       December 31,
Fiscal Years ended                                             2000               1999
------------------------------------------------------------------------------------------------
(In thousands)

 Cumulative foreign currency translation adjustments             $ (8,963)            $ (918)
 Net unrealized gain (loss) on short-term investments                   -               (123)
                                                          ----------------   ----------------
     Accumulated other comprehensive income (loss)               $ (8,963)          $ (1,041)
                                                          ================   ================

Note 19 - Related-Party transactions:

     Related-Party Lease

     The Company currently leases office space in Ohio from an association of three individuals, two of whom are employees of one of the Company's U.S. operating units, under a noncancelable operating lease arrangement expiring in 2011 entered into in connection with the acquisition of the Spectra Precision Group. The annual rent is $345,000, and is subject to adjustment based on the terms of the lease. The condensed consolidated statements of operations include expenses from this operating lease of $172,702 for the year ended December 29, 2000.

Note 20 - Statement of cash flow data:

                                                        December 29,            December 31,          January 1,
Fiscal Years ended                                          2000                    1999                 1999
-------------------------------------------------------------------------------------------------------------------------
 (In thousands)

 Supplemental disclosure of cash flow information:

 Interest paid                                                  $ 9,037                 $ 3,391            $ 3,377
                                                     -------------------     -------------------     --------------
 Income taxes paid                                              $ 3,835                   $ 866            $ 1,585
                                                     -------------------     -------------------     --------------

     The purchase of Tripod Data Systems in 2000, a non-cash financing and investing activity, was made with shares of stock with a value of less than $15 million.

     The purchase of the Spectra Precision Group in 2000 included $80 million of a seller-financed note, which is a non-cash financing and investing activity.

Note 21 - Litigation:

     In January 2001 Philip M. Clegg filed suit in the United States District Court for the District of Utah, Central Division, against Spectra-Physics Laserplane, Inc., Spectra Precision AB and Trimble Navigation Limited. The complaint alleges claims of infringement of U.S. Patent No. 4,807,131, breach of contract and unjust enrichment. The suit seeks damages and an accounting for moneys alleged to be owed under a license agreement, plus interest and attorney fees. The suit is in its very early stages. Management believes the case to be without merit and intends to defend the lawsuit vigorously. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future operations or cash flows in a particular period.

     The Company believes that the ultimate liability of the Company as a result of all disputes, if any, would not be material to its overall financial position, results of operations, liquidity.

Note 22 - Selected quarterly financial data (unaudited):

                                                                         First          Second         Third          Fourth
                                                                        Quarter        Quarter        Quarter         Quarter
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

2000
          Total revenue                                                 $ 65,140       $ 71,264       $ 109,227       $ 124,167
          Gross margin                                                    37,045         41,885          55,932          61,699
          Operating income                                                 9,222         12,023           1,506           3,468
          Net income from continuing operations                            8,712         12,357          (4,268)         (2,616)
          Net income from discontinued operations                              -              -               -               -
          Net income                                                       8,712         12,357          (4,268)         (2,616)

          Basic net income per share from continuing operations             0.38           0.53           (0.18)          (0.11)
          Basic net income per share from discontinued operations              -              -               -               -
                                                                    -------------  -------------  --------------  --------------
          Basic net income                                                $ 0.38         $ 0.53         $ (0.18)        $ (0.11)
                                                                    =============  =============  ==============  ==============


          Diluted net income per share from continuing operations           0.35           0.48           (0.18)          (0.11)
          Diluted net income per share from discontinued operations            -              -               -               -
                                                                    -------------  -------------  --------------  --------------
          Diluted net income                                              $ 0.35         $ 0.48         $ (0.18)        $ (0.11)
                                                                    =============  =============  ==============  ==============

1999
          Total revenue                                                 $ 68,770       $ 70,839        $ 69,636        $ 62,119
          Gross margin                                                    35,567         37,611          36,979          34,090
          Operating income                                                 3,733          5,565           5,812           5,351
          Net income from continuing operations                            3,014          4,656           5,124           5,868
          Net income from discontinued operations                              -              -           2,931               -
          Net income                                                       3,014          4,656           8,055           5,868

          Basic net income per share from continuing operations             0.14           0.21            0.23            0.26
          Basic net income per share from discontinued operations              -              -            0.13               -
                                                                    -------------  -------------  --------------  --------------
          Basic net income                                                $ 0.14         $ 0.21          $ 0.36          $ 0.26
                                                                    =============  =============  ==============  ==============


          Diluted net income per share from continuing operations           0.14           0.20            0.22            0.25
          Diluted net income per share from discontinued operations            -              -            0.13               -
                                                                    -------------  -------------  --------------  --------------
          Diluted net income                                              $ 0.14         $ 0.20          $ 0.35          $ 0.25
                                                                    =============  =============  ==============  ==============

     Significant quarterly items include the following: (i) in the third quarter of 2000, net income includes an $8.8 million charge, or $0.38 per diluted share, for amortization of goodwill and other purchased intangibles, as well as an inventory purchase accounting adjustment; a $1.1 million charge, or $0.05 per diluted share relating to a debt extinguishment; a $0.7 million charge, or $0.03 per diluted share for relocation costs related to opening a new office in Boulder, Colorado; and $1.0 million in income, or $0.04 per diluted share relating to a gain on the sale of a minority investment; (ii) in the fourth quarter of 2000, net income includes a $9.2 million charge, or $0.36 per diluted share, for amortization of goodwill and other purchased intangibles, as well as an inventory purchase accounting adjustment; $0.3 million, or $0.01 per diluted share, of a gain on the sale of a minority investment; and a $0.2 million charge, or $0.01 per diluted share, of relocation costs related to opening a new office in boulder, Colorado.

Note 23 - Subsequent Event:

     On March 6, 2001, the Company sold its Air Transport Systems business, which is primarily located in Austin, Texas, to Honeywell for approximately $4.5 million in cash, resulting in a loss to be recorded of approximately $2.5 million. As part of this sale the Company also intends to discontinue its manufacturing operations in Austin, Texas. The Austin facility, which employs fewer than 65 people, is scheduled to close in August of 2001.

     Under the agreement, Honeywell has purchased our Air Transport Systems' product lines which include the HT 1000, HT 9000, HT 9100 and Trimble's TNL 8100. As part of a strategic alliance that began in 1995, Trimble and Honeywell jointly developed, manufactured, marketed, and sold the HT product line. These products are installed in many commercial aircraft and major airlines around the world for Global Positioning System (GPS)-based navigation.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders, Trimble Navigation Limited

     We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2000. Our audits also included the financial statement schedule listed in the index at
Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule, based on our audits.

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

     In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at December 29, 2000 and December 31, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                       /s/ ERNST & YOUNG LLP

Palo Alto, California
January 26, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The section titled "Nominees" and the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2001 annual meeting of shareholders to be held on May 10, 2001 ("Proxy Statement"), with respect to directors of the Company and compliance of the directors and executive officers of the Company with Section 16(a) of the Exchange Act required by this item are incorporated herein by reference.

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

                                                                  Page In This
                                                                  Annual Report
                                                                  On Form 10-K

Consolidated Balance Sheets at December 29, 2000 and December 31, 1999        37

Consolidated Statements of Operations for each of the three fiscal years
in the period ended December 29, 2000                                         38

Consolidated Statement of Shareholders' Equity for the three fiscal years
in the period ended December 29, 2000                                         39

Consolidated Statements of Cash Flows for each of the three fiscal years
in the period ended December 29, 2000                                         40

Notes to Consolidated Financial Statements                                 41-63

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

3.4      Certificate of Determination of the Company filed February 19, 1999.
         (17)

3.8      Amended and Restated Bylaws of the Company. (21)

4.1      Specimen copy of certificate for shares of Common Stock of the Company.
         (1)

4.2      Preferred Shares Rights Agreement dated as of February 18, 1999. (16)

10.4+ Form of Indemnification Agreement between the Company and its officers and directors. (1)

10.5 Loan Agreement dated December 21, 1984, between the Company and certain lenders. (1)

10.6 Note Purchase Agreement dated July 7, 1986, between the Company and certain purchasers. (1)

10.7 Form of Common Stock Purchase Agreement dated March 1989 between the Company and certain investors. (1)

10.8* Memorandum of Understanding dated March 11, 1988, and License Agreement dated September 5,1988, between the Company and AEG Aktiengesellschaft, with Amendments No. 1, No. 2, and No. 3 thereto, and Letter Agreement dated December 22, 1989, between Trimble and Telefunken Systemtechnik GmbH. (1)

10.9 Note Purchase Agreement dated December 6, 1988, between the Company and AEG Aktiengesellschaft. (1)

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

10.23 Distributor Agreement dated December 6, 1989, between the Company and DAC International, Inc. (1)

10.24 Lease Agreement dated April 26, 1990, between the Company and NCNB Texas National Bank, Trustee for the Company's offices located at 2105 Donley Drive, Austin, Texas. (1)

10.32+ 1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (8)

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

10.55    Revolving Credit Agreement - Second Amendment. (12)

10.56    Revolving Credit Agreement - Third Amendment. (13)

10.58 Revolving Credit Agreement for $50,000,000 dated August 27, 1997, with Fleet National Bank, Bank of Boston N.A., Sanwa Bankof California, and ABN Amro Bank N.V., respectively. (15)

10.59+   1993 Stock Option Plan, as amended May 11, 2000. (21)

10.60+   1988 Employee Stock Purchase Plan, as amended May 11, 2000. (21)

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

10.65+ Standby Consulting Agreement between the Company and Bradford W. Parkinson dated September 1, 1998. (17)

10.66+ Consulting Agreement between the Company and Robert S. Cooper dated September 1, 1998. (17)

10.67+ Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (17)

10.68+ Nonqualified deferred Compensation Plan of the Company effective February 10, 1994. (17)

10.69*** Asset  Purchase  Agreement  dated  August 10, 1999 by and among Trimble
         Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (19)

10.70*** Supply  Agreement  dated August 10, 1999 by and among  Trimble
         Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (19)

10.71    Revolving Credit Agreement - Loan - Fourth Amendment. (20)

10.72 Stock and Asset Purchase Agreement, dated as of May 11, 2000, between Trimble Acquisition Corp., and Spectra Physics Holdings USA, INC., Spectra Precision AB, and Spectra Precision Europe Holdings, BV. (22)

10.73 Asset Purchase Agreement dated May 11, 2000 between Trimble Acquisition Corp. and Spectra Precision AB. (22)
                                    .
10.74 $200.0 million Credit Agreement dated July 14, 2000 between Trimble Navigation Limited and ABN AMRO Bank N.V., Fleet National Bank, and The Bank of Nova Scotia. (22)

10.75 Subordinated Seller Note dated July 14, 2000, for the principal amount of $80,000,000 issued by Trimble Navigation Limited to Spectra Precision Holdings, Inc. (22)

10.76+ Spectra Precision Supplement to the Trimble Navigation 1988 Employee Stock Purchase Plan. (23)

10.77+ Australian Addendum to the Trimble Navigation 1988 Employee Stock Purchase Plan. (24)

21.1     Subsidiaries of the Company. (24)

23.1     Consent of Ernst & Young LLP, independent auditors (see page 78).

24.1     Power of Attorney (included on page 72).


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

(16) Incorporated by reference to Exhibit No. 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.

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

(21) Incorporated by reference to identically numbered exhibits filed in response to Item 8, "Exhibits," of the registrant's registration statement on Form S-8 filed on June 1, 2000.

(22) Incorporated by reference to identically numbered exhibits filed in response to Item 7(c), "Exhibits," of the registrant's Current Report on Form 8-K filed on July 28, 2000.

(23) Incorporated by reference to identically numbered exhibits filed in response to Item 6A, "Exhibits," of the registrant's Annual Report on Form 10-Q for the quarter ended September 29, 2000.

(24)     Filed herewith.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the registrant during the fourth quarter ended December 29, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRIMBLE NAVIGATION LIMITED


                                    By: /s/ Steven W. Berglund
                                        ----------------------
                                         Steven W. Berglund,
                                         President and Chief Executive Officer


                                          March 28, 2001


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Capacity in which Signed         Date
---------------------------   ------------------------------   ----------------



/s/ Steven W. Berglund        President, Chief Executive       March 28, 2001
---------------------------   Officer, Director
Steven W. Berglund




/s/ Mary Ellen Genovese       Chief Financial Officer and      March 28, 2001
---------------------------   Assistant Secretary (principal
Mary Ellen Genovese           financial officer)




/s/ Robert S. Cooper          Director                         March 13, 2001
---------------------------
Robert S. Cooper




/s/ John B. Goodrich          Director                         March 19, 2001
---------------------------
John B. Goodrich




/s/ William Hart              Director                         March 12, 2001
---------------------------
William Hart




/s/ Ulf J. Johansson          Director                         March 16, 2001
---------------------------
Ulf J. Johansson




/s/ Bradford W. Parkinson     Director                         March 13, 2001
---------------------------
Bradford W. Parkinson

                                                                    SCHEDULE II



                                                 TRIMBLE NAVIGATION LIMITED
                                             VALUATION AND QUALIFIYING ACCOUNTS
                                                 (IN THOUSANDS OF DOLLARS)

                                                     Balance at                                                Balance at
                                                    beginning of        (Reductions)                             end of
Allowance for doubtful accounts:                       period            Additions       Write-offs **           period
                                                 -------------------  -----------------  ----------------    ----------------
   Year ended January 1, 1999                                 2,464                458               702               2,220
   Year ended December 31, 1999                               2,220              1,901             1,172               2,949
   Year ended December 29, 2000 (1)                           2,949              5,008             1,419               6,538



                                                     Balance at                                                Balance at
                                                    beginning of        (Reductions)                             end of
Inventory Reserves:                                    period            Additions       Write-offs **           period
                                                 -------------------  -----------------  ----------------    ----------------
   Year ended January 1, 1999                                 9,409              7,057             2,347              14,119
   Year ended December 31, 1999                              14,119              1,607             1,617              14,109
   Year ended December 29, 2000 (2)                          14,109              5,984             2,684              17,409

-------------------------------------------------

** Net of recoveries


(1) Additions include $4,419,000 acquired at July 14, 2000 as part of the acquisition of the Spectra Precision Group and $26,000 acquired at November 14, 2000 as part of the acquisition of Tripod Data Systems.

(2) Additions include $7,659,000 acquired at July 14, 2000 as part of the acquisition of the Spectra Precision Group and $13,000 acquired at November 14, 2000 as part of the acquisition of Tripod Data Systems.

                                INDEX TO EXHIBITS


                                                              SEQUENTIALLY
EXHIBIT                                                          NUMBERED
NUMBER            EXHIBIT                                          PAGE

10.77    Australian Addendum to the Trimble Navigation 1988
         Employee Stock Purchase Plan                             76-78

21.1     Subsidiaries of the Company                              79-80

23.1     Consent of Ernst & Young LLP, Independent Auditors          81