Form 10-Q
period 2001-03-30
TRIMBLE NAVIGATION LTD /CA/
filed 2001-05-14
CIK 864749

===============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -----------

                                  FORM 10-Q

                                 -----------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                        ----------   ---------

                        Commission file number: 0-18645

                          TRIMBLE NAVIGATION LIMITED
           (Exact name of registrant as specified in its charter)

          California                                    94-2802192
          ----------                                    ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


                 645 North Mary Avenue, Sunnyvale, CA   94088
                 --------------------------------------------
             (Address of principal executive offices) (Zip Code)

                       Telephone Number (408) 481-8000
                       -------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes     [X]     No     [ ]

As of May 9, 2001, there were 24,263,647 shares of Common Stock (no par value) outstanding.

===============================================================================

                          TRIMBLE NAVIGATION LIMITED

                                  FORM 10-Q

                                    INDEX

                                                                         Page
                                                                        Number
                                                                        ------

                        PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

          Condensed Consolidated Balance Sheets -
            March 30, 2001 and December 29, 2000........................   3

          Condensed Consolidated Statements Of Operations -
            Three Months ended March 30, 2001 and March 31, 2000........   4

          Condensed Consolidated Statements of Cash Flows -
            Three Months ended March 30, 2001 and March 31, 2000........   5

          Notes to Condensed Consolidated Financial Statements..........   6

ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................  15

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk......  28


                         PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings...............................................  30

ITEM 6. Exhibits and Reports on Form 8-K................................  30

Signatures..............................................................  31



PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements


                          TRIMBLE NAVIGATION LIMITED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                   March 30,     December 29,
                                                     2001           2000 (1)
                                                     ----           -------
(In thousands)

ASSETS
Current assets
  Cash and cash equivalents                         $ 43,998        $ 40,876
  Accounts receivable, net                            81,607          83,600
  Inventories                                         71,742          60,846
  Other current assets                                 7,355           8,017
                                                    --------       --------
    Total current assets                             204,702         193,339
Net property and equipment                            32,786          34,059
Intangibles assets                                   239,458         249,832
Deferred tax assets                                      493             531
Other assets                                          13,493          12,743
                                                    --------        --------
    Total assets                                    $490,932        $490,504
                                                    ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank and other short-term borrowings              $ 72,000        $ 62,000
  Current portion of long-term debt                   58,386          51,721
  Accounts payable                                    31,576          26,448
  Accrued compensation and benefits                   16,917          16,771
  Accrued liabilities                                 39,638          32,493
  Accrued warranty expense                             7,954           7,749
  Income taxes payable                                 4,222           5,005
  Deferred gain on sale of assets                      1,591           1,591
                                                    --------        --------
    Total current liabilities                        232,284         203,778
                                                    --------        --------

Noncurrent portion of long-term debt and other
  Liabilities                                        129,178         137,341
Deferred tax liabilities                               7,906           8,230
Other noncurrent liabilities                           5,243           6,212
                                                    --------        --------
    Total liabilities                                374,611         355,561
                                                    --------        --------

Shareholders' equity:
  Common stock                                       155,124         153,853
  Common stock warrants                                  993             993
  Accumulated deficit                                (22,527)        (10,940)
  Accumulated other comprehensive loss               (17,269)         (8,963)
                                                    --------        --------
    Total shareholders' equity                       116,321         134,943
                                                    --------        --------
    Total liabilities and shareholders' equity      $490,932        $490,504
                                                    ========        ========

(1) Derived from the December 29, 2000 audited consolidated financial statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2000.

See accompanying notes to condensed consolidated financial statements.

                          TRIMBLE NAVIGATION LIMITED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months Ended
                                                     --------------------------
                                                        March 30,    March 31,
                                                           2001        2000
                                                           ----        ----
(In thousands, except per share data)

Total revenue                                            $117,863     $ 65,140
                                                         --------     --------

Operating expenses:
  Cost of sales                                            60,363       28,095
  Research and development                                 15,819        8,877
  Sales and marketing                                      28,141       12,646
  General and administrative                                9,392        6,300
  Amortization of goodwill and other purchased
    intangibles                                             7,316           --
                                                         --------     --------
    Total operating expenses                              121,031       55,918
                                                         --------     --------

Operating income (loss)                                    (3,168)       9,222
                                                         --------     --------

Nonoperating income (expense):
  Interest income                                             370        1,481
  Interest and other expenses                              (8,144)      (1,053)
  Foreign exchange gain (loss), net                          (145)          30
                                                         --------     --------
                                                           (7,919)         458
                                                         --------     --------

Income (loss) before income taxes                         (11,087)       9,680
Income tax provision                                          500          968
                                                         --------     --------
Net income (loss)                                        $(11,587)    $  8,712
                                                         ========     ========

Basic net income (loss) per share                        $  (0.48)    $   0.38
                                                         ========     ========

Diluted net income (loss) per share                      $  (0.48)    $   0.35
                                                         ========     ========


See accompanying notes to condensed consolidated financial statements.

                          TRIMBLE NAVIGATION LIMITED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        March 30,     March 31,
                                                           2001         2000
                                                           ----        -------
(In thousands)

Net cash provided (used) by operating activities         $ (2,780)    $  7,734

Cash flows from investing activities:
  Purchase of short-term investments                           --       (6,220)
  Maturities of short-term investments                         --        4,098
  (Purchase)/sale of equity investments/loans                  --         (525)
  Payments for purchase of Spectra Precision                 (998)          --
  Acquisition of property and equipment                    (2,134)      (1,216)
  Capitalized patents, software and intangibles              (318)        (143)
                                                         --------     --------
Net cash used in investing activities                      (3,450)      (4,006)

Cash flow from financing activities:
  Issuance of common stock                                  1,271        3,086
  Collections of notes receivable                             352           48
  Proceeds from long-term debt and revolving credit lines  10,000           31
  Payments on long-term debt and revolving credit lines    (1,498)          --
                                                         --------     --------
Net cash provided by financing activities                  10,125        3,165
Effect of exchange rate changes on cash                      (773)          --
                                                         --------     --------
Net increase in cash and cash equivalents                   3,122        6,893
Cash and cash equivalents - beginning of period            40,876       49,264
                                                         --------     --------
Cash and cash equivalents - end of period                $ 43,998     $ 56,157
                                                         ========     ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                             $  3,946     $    788
                                                         ========     ========

    Income taxes, net of refunds                         $    178     $    640
                                                         ========     ========


See accompanying notes to condensed consolidated financial statements.

                          TRIMBLE NAVIGATION LIMITED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - Basis of Presentation:
------   ---------------------

     The condensed consolidated financial statements of Trimble Navigation Limited and subsidiaries, ("Trimble" or the "Company") for the three months ended March 30, 2001, and March 31, 2000, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at December 29, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Trimble's Annual Report on Form 10-K for the year ended December 29, 2000.

     The condensed consolidated financial statements of the Company include the operating results of the Spectra Precision Group since the effective date of the acquisition of July 14, 2000. The condensed consolidated financial statements of the Company also include the operating results of Tripod Data Systems, Inc. since the effective date of the acquisition of November 14, 2000. See Note 3 of the Condensed Consolidated Financial Statements for Pro Forma Financial Information for the three months ended March 31, 2000.

     Trimble has a 52-53 week fiscal year, which ends on the Friday nearest to December 31, which for fiscal 2001 will be December 28, 2001. The Company's fiscal year normally consists of 52 weeks split into four equal quarters of 13 weeks each; however, due to the fact that there are not exactly 52 weeks in a calendar year and that there is at least slightly more than one additional day per calendar year, as compared to a 52-week fiscal year, the Company will have a fiscal year composed of 53 weeks in certain fiscal years.

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

     The results of operations for the three months ended March 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 28, 2001.


NOTE 2 - Acquisition:
------   -----------

     Effective as of July 14, 2000, Trimble completed the acquisition of Spectra Precision, a wholly-owned business, formerly owned by Thermo Electron Corporation, collectively known as the "Spectra Precision Group". The acquisition was completed for an aggregate purchase price, excluding acquisition costs, of approximately $294 million, which is subject to a final adjustment as provided for in the acquisition agreements. The acquisition included 100% of the stock of Spectra Precision Inc., a Delaware corporation, Spectra Precision SRL, an Italian corporation, Spectra Physics Holdings GmbH, a German corporation, and Spectra Precision BV, a Netherlands corporation. The acquisition also included certain assets and liabilities of Spectra Precision AB, a Swedish corporation, including 100% of the shares of Spectra Precision SA, a French corporation, Spectra Precision Scandinavia AB, a Swedish corporation, Spectra Precision of Canada Ltd., a Canadian corporation, and Spectra Precision Handelsges mbH, an Austrian corporation.

     The acquisition has been accounted for as a purchase for accounting purposes; accordingly, Trimble's consolidated results of operations include the operating results of the Spectra Precision Group since the effective date of the acquisition. The acquisition was financed with $80 million in seller subordinated debt, $140 million of cash provided through a syndicate of banks, and $74 million of the Company's available cash on hand. The

                          TRIMBLE NAVIGATION LIMITED
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)




Company acquired approximately $133 million of identifiable intangible assets as part of the acquisition, which the Company is amortizing over various time periods ranging from 5 to 10 years. The allocation of purchase price has also resulted in the recording of approximately $133 million of goodwill due to the acquisition, which is being amortized over 20 years. Acquisition costs relating to the purchase of the Spectra Precision Group approximated $7.0 million.

     Acquisition Reserve
     -------------------

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

     The elements of the reserve at March 30, 2001 on the balance sheet (included in accrued liabilities) are as follows (in thousands):


                                                               Remaining in
                                                                 Accrued
                     Total     Amounts Paid/  Amounts Paid/    Liabilities
                   Accrued in   Written-off    Written-off        as of
                  Fiscal 2000  in Fiscal 2000 in Fiscal 2001  March 30, 2001
                  -----------  -------------- --------------  --------------
Inventory
  obsolescence     $2,685         $(809)         $    (6)         $ 1,870
Legal and tax
  Expense           1,175            --             (235)             940
Facility closures
  and severance     4,750            --           (1,211)           3,539
Other                 390            --               --              390
  Total            $9,000         $(809)         $(1,452)          $6,739


NOTE 3 - Pro Forma Information:
------   ---------------------

     On July 14, 2000 and November 14, 2000 Trimble acquired the Spectra Precision Group and Tripod Data Systems, respectively. The acquisitions have been accounted for under the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the dates of acquisition. The following pro forma information for the three months ended March 31, 2000 presents net sales, income (loss) before extraordinary items, and net loss for the period as if the transaction with the Spectra Precision Group was consummated on January 1, 2000. The pro forma information does not include the results of Tripod Data Systems, as the operating results are not material. This unaudited pro forma data does not purport to represent the Company's actual results of operations had the Spectra Precision Group acquisition occurred on January 1, 2000 and should not serve as a forecast of the Company's operating results for any future periods.

     The pro forma results of operations are for comparative purposes only and reflect increased amortization and interest expense resulting from the acquisitions described above, but do not include any potential cost savings from combining the acquired businesses with the Company's operations. Consequently, the pro forma results do not reflect the actual results of operations had the acquisitions occurred on the dates indicated, and are not intended to be a projection of future results or trends.

                          TRIMBLE NAVIGATION LIMITED
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

                                                               Pro Forma
                                                          Three Months Ended
                                                            March 31, 2000
                                                            --------------
(in thousands, except per share amounts)
Net revenue                                                     $118,754
                                                                ========
Net loss                                                        $   (847)
                                                                ========
Basic and diluted net loss per share                            $  (0.04)
                                                                ========


NOTE 4 - Derivative Financial Instruments:
------   --------------------------------

     On December 30, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting For Derivative Instruments And Hedging Activities ("SFAS 133") (as amended by SFAS No. 137 and 138). As a result of the adoption of SFAS 133, the Company now recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or the intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholder's equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedging accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair value of derivatives not qualifying as hedges are reported in income. In the quarter ended March 30, 2001, which was 100% effective based on the short-cut method, the Company began using interest rate swaps to convert variable rate debt to fixed rate debt to reduce interest rate volatility risk. In accordance with SFAS No. 133, the Company has designated its swap agreement as a cash flow hedge and recorded the change in fair value of this hedge agreement as part of other comprehensive income (see Note 11 to the Condensed Consolidated Financial Statements.) The swap is based on a notional amount of $25 million at the fixed interest rate of 5.195% during the term of the swap agreement. For the three months ended March 30, 2001, the change in fair value of this derivative amounted to $129,000 and is recorded as an addition to other liabilities and a reduction to other comprehensive income in the amount of $129,000. The fair value of this derivative as a liability amounted to $129,000 at March 30, 2001.


NOTE 5 - Inventories:
------   -----------

    Inventories consist of the following:


                                                     March 30,  December 29,
                                                       2001         2000
                                                       ----         ----
(In thousands)

Raw materials                                         $ 30,675   $ 27,878
Work-in-process                                         10,820      6,940
Finished goods                                          30,247     26,028
                                                      --------   --------
                                                      $ 71,742   $ 60,846
                                                      ========   ========



NOTE 6 - Discontinued Operations:
------   -----------------------

     On October 2, 1998, Trimble adopted a plan to discontinue its General Aviation division. Accordingly, the General Aviation division is being reported as a discontinued operation for all periods presented in these financial

                          TRIMBLE NAVIGATION LIMITED
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

statements. Net assets of the discontinued operation at October 2, 1998 were written off and consisted primarily of inventory, property, plant and equipment and intangible assets.

     As of March 30, 2001, Trimble has a remaining provision of $600,000 associated with the disposal of the General Aviation division, which includes $180,000 for the estimated remaining operating losses for service and warranty support and remaining severance costs, and $420,000 for facility and certain other contractual costs. The $600,000 liability is included in accrued liabilities in the Condensed Consolidated Balance Sheet at March 30, 2001. The provision at December 29, 2000 approximated $867,000.


NOTE 7 - Disposition of Line of Business:
------   -------------------------------

     On March 6, 2001, the Company sold its Air Transport Systems ("ATS") business, which is primarily located in Austin, Texas, to Honeywell for approximately $4.5 million in cash. As part of this sale the Company also intends to discontinue its manufacturing operations in Austin, Texas. The Austin facility, which employs fewer than 65 people, is scheduled to close in August of 2001. These actions resulted in a loss of approximately $2.0 million.

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


NOTE 8 - Contingent Liabilities:
------   ----------------------

     At March 30, 2001, the Company was contingently liable to a Japanese bank for $556,000 arising from customers' notes receivable which the Company sold with recourse to the bank. In the event of a customer's default, the Company must repurchase the receivable from the bank. Losses resulting from defaults have not been significant.


NOTE 9 - Long-Term Debt:
------   --------------

     Long-term debt consists of the following:

                                                     March 30,   December 29,
                                                        2001        2000
                                                        ----        ----
(In thousands)
New credit facilities                                 $172,000    $162,000
Subordinated note                                       80,000      80,000
Promissory note and long-term commitment                 7,539       9,037
Other                                                       25          25
                                                      --------    --------
                                                       259,564     251,062
Less current portion                                   130,386     113,721
                                                      --------    --------
Noncurrent portion                                    $129,178    $137,341
                                                      ========    ========

     Trimble's long-term debt primarily consists of $172 million outstanding under the available credit facilities and an $80 million subordinated promissory note. The Company's current portion of long-term debt consists of amounts payable within one year on the term loan portion of the credit facilities, the revolver portion of the credit facilities and $40 million of the subordinated note.

                          TRIMBLE NAVIGATION LIMITED
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

NOTE 10 - Segment Information:
-------   -------------------

    Trimble is a designer and distributor of positioning products and applications enabled by GPS, optical, laser, and wireless communications technology. The Company designs and markets products, which deliver integrated information solutions, such as collecting, analyzing, and displaying position data to its end-users. The Company offers an integrated product line for diverse applications in its targeted markets.

     To achieve distribution, marketing, production, and technology advantages in Trimble's targeted markets, the Company manages itself within five segments:

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

     o Fleet and Asset Management - Consists of products that enable end-users to efficiently monitor and manage their mobile and fixed assets by transmitting location-relevant and time-sensitive information from the field to the office. The Company currently offers a range of products that address the following: long-haul trucking; municipal fleet management; shipping; and fixed asset data collection for a wide variety of governmental and private entities. This segment is an aggregation of its Mapping and GIS operation and our Mobile Positioning and Communications operation. These operations have been aggregated based on the fact that the products mentioned above are complimentary in its asset management solutions and there is a strong similarity in the production process, the types of customers, and distribution methods.


     o Component Technologies - Currently, the Company markets its component products through an extensive network of OEM relationships. These products include proprietary chipsets, modules and a variety of intellectual property. The applications into which end-users currently incorporate our component products include: timing applications for synchronizing wireless and computer systems; in-vehicle navigation and telematics (tracking) systems; fleet management; security systems; data collection systems; and wireless handheld consumer products.

     o Portfolio Technologies - Consists of various markets that use accurate position, velocity, and timing information. The products in this segment are used in airborne navigation, flight management, commercial marine navigation, and military applications. Also, included in this segment are the operations of the Company's Tripod Data Systems subsidiary. The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of the total revenue of the Company.

     Trimble evaluates each of these segment's performance and allocates resources based on profit and loss from operations before income taxes.

     The accounting policies applied by each of the segments are the same as those used by Trimble in general.

     The following table presents revenues, operating income (loss), and identifiable assets for Trimble's five segments. The information includes the operations of the Spectra Precision Group after July 14, 2000, Tripod Data Systems after November 14, 2000 and the information for the first quarter of fiscal 2000 has been reclassified in order to conform to the new basis of presentation. There is no recognition of inter-segment sales or transfers. Operating income (loss) is net sales less operating expenses, excluding general corporate expenses, interest income

                          TRIMBLE NAVIGATION LIMITED
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


(expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker (CODM) views by segment are accounts receivable and inventory, except for the accounts receivable for Spectra Precision Group and Tripod Data Systems which are not currently allocated to business segments. Trimble does not report depreciation and amortization or capital expenditures by segment to the CODM.

                                                             Three Months Ended
                                                               March 30, 2001
                            ------------------------------------------------------------------------------------
                                                               (in thousands)
                            ------------------------------------------------------------------------------------
                             Engineering                   Fleet and
                                  &                          Asset        Component       Portfolio
                            Construction    Agriculture    Management    Technologies   Technologies     Total
                            ------------    -----------    ----------    ------------   ------------     -----
External net revenues          $73,713         $8,123        $11,809        $16,162        $8,056       $117,863
Operating profit (loss)
  before corporate
  allocations                   10,305            537           (224)         2,233          (637)        12,214
Corporate allocation (1)            --             --             --             --            --             --
                               -------         ------        -------        -------        ------       --------
Operating profit (loss)        $10,305            537        $  (224)       $ 2,233        $ (637)      $ 12,214
                               =======         ======        =======        =======        ======       ========

                                                               March 30, 2001
                            ------------------------------------------------------------------------------------
                                                               (in thousands)
                            ------------------------------------------------------------------------------------
                             Engineering                   Fleet and
                                  &                          Asset        Component       Portfolio
                            Construction    Agriculture    Management    Technologies   Technologies     Total
                            ------------    -----------    ----------    ------------   ------------     -----
Assets:
  Accounts receivable (2)      $26,136         $5,868        $ 9,903        $ 9,823        $5,127       $ 56,857
  Inventory                    $45,749         $2,819        $ 6,302        $ 4,189        $9,136       $ 68,195

                                                             Three Months Ended
                                                               March 31, 2000
                            ------------------------------------------------------------------------------------
                                                               (in thousands)
                            ------------------------------------------------------------------------------------
                             Engineering                   Fleet and
                                  &                          Asset        Component       Portfolio
                            Construction    Agriculture    Management    Technologies   Technologies     Total
                            ------------    -----------    ----------    ------------   ------------     -----
External net revenues          $26,057         $4,797        $14,977        $14,268        $5,041       $ 65,140
Operating profit (loss)
  before corporate allocations   9,090          1,544          3,234          4,232          (280)        17,820
Corporate allocation (1)        (3,780)          (681)        (2,058)        (1,197)         (671)        (8,387)
                               -------         ------        -------        -------        ------       --------
Operating profit (loss)        $ 5,310         $  863        $ 1,176        $ 3,035        $ (951)      $  9,433
                               =======         ======        =======        =======        ======       ========

                                                             December 29, 2000
                            ------------------------------------------------------------------------------------
                                                               (in thousands)
                            ------------------------------------------------------------------------------------
                             Engineering                   Fleet and
                                  &                          Asset        Component       Portfolio
                            Construction    Agriculture    Management    Technologies   Technologies     Total
                            ------------    -----------    ----------    ------------   ------------     -----
Assets:
  Accounts receivable (2)      $23,685         $4,649        $12,164        $11,892        $6,469        $58,859
  Inventory                    $39,146         $1,774        $ 5,775        $ 2,360        $8,074        $57,129

---------------------------

(1) For the fiscal quarter ended March 30, 2001, the Company did not allocate corporate expenses and for the fiscal quarter ended March 31, 2000, the Company determined the amount of corporate allocations charged to each of its segments based on a percentage of the segments' monthly revenue, gross profit, and controllable spending (research and development, marketing, and general and administrative).

(2) As presented, the accounts receivable number excludes cash in advance, reserves, and the Spectra Precision Group's and Tripod Data Systems accounts receivable as of March 30, 2001 and December 29, 2000, which are not allocated between divisions.

                          TRIMBLE NAVIGATION LIMITED
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


     The following are reconciliations corresponding to totals in the accompanying consolidated financial statements:


                                                      Three Months Ended
                                                   -------------------------
                                                    March 30,      March 31,
                                                       2001          2000
                                                       ----          ----
(in thousands)
Operating profit (loss):
  Total for reportable divisions                     $ 12,214      $  9,433
  Unallocated corporate expenses                      (15,382)         (211)
                                                     --------      --------
    Operating profit (loss)                          $ (3,168)     $  9,222
                                                     ========      ========


                                                    March 30,     December 29,
                                                       2001          2000
                                                       ----          ----
(in thousands)
Assets:
  Accounts receivable total for reportable divisions $ 56,857      $ 58,859
  Unallocated (1)                                      24,750        24,741
                                                     --------      --------
     Total                                           $ 81,607      $ 83,600
                                                     ========      ========

Inventory total for reportable divisions             $ 68,195      $ 57,129
Common inventory (2)                                    3,547         3,717
                                                     --------      --------
     Net inventory                                   $ 71,742      $ 60,846
                                                     ========      ========

-------------------------

(1) Includes cash in advance and reserves that are not allocated by segment. Also for March 30, 2001 and December 29, 2000 accounts receivable includes the Spectra Precision Group and Tripod Data System as their accounts receivable are not allocated by segment.

(2) Consists of inventory that is common between the segments. Parts can be used by more than one segment.



NOTE 11 - Comprehensive Income (Loss):
-------   ---------------------------

     The components of other comprehensive income (loss), net of related tax, include:

                                                      Three Months Ended
                                                   -------------------------
                                                    March 30,      March 31,
                                                       2001          2000
                                                       ----          ----
(In thousands)
Cumulative foreign currency translation adjustments  $ (8,177)     $   (306)
Net loss on interest rate swap                           (129)           --
Net unrealized gain on short-term investments              --            64
                                                     --------      --------
     Other comprehensive loss                        $ (8,306)     $   (242)
                                                     ========      ========


                          TRIMBLE NAVIGATION LIMITED
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)
     The components of accumulated other comprehensive income (loss), net of related tax include:


                                                    March 30,     December 29,
                                                       2001          2000
                                                       ----          ----
(In thousands)
Cumulative foreign currency translation adjustments  $(17,140)     $ (8,963)
Net loss on interest rate swap                           (129)           --
Net unrealized gain (loss) on short-term investments       --            --
                                                     --------      --------
     Accumulated other comprehensive loss            $(17,269)     $ (8,963)
                                                     ========      ========



NOTE 12 - Earnings Per Share:
-------   ------------------

     The following table sets forth the computation of Trimble's basic and diluted earnings (loss) per share:



                                                      Three Months Ended
                                                   -------------------------
                                                    March 30,      March 31,
                                                       2001          2000
                                                       ----          ----
(In thousands, except per share amounts)
Numerator:
  Income (loss) available to common shareholders
    used in basic and diluted income (loss)
    per share                                        $(11,587)     $  8,712
                                                     ========      ========
Denominator:
  Weighted-average number of common shares used
    in calculating basic income (loss) per share       24,219        22,849

  Effect of dilutive securities:
    Common stock options                                   --         1,882
    Common stock warrants                                  --           241
                                                     --------      --------
  Weighted-average number of common shares and
    dilutive potential common shares used in
    calculating diluted income (loss) per share        24,219        24,972
                                                     ========      ========

Basic income (loss) per share                        $  (0.48)     $   0.38
                                                     ========      ========

Diluted income (loss) per share                      $  (0.48)     $   0.35
                                                     ========      ========


NOTE 13 - Related-Party Transactions:
-------   --------------------------

     Related-Party Lease
     -------------------

     The Company currently leases office space in Ohio from an association of three individuals, two of whom are employees of one of the Company's U.S. operating units, under a noncancelable operating lease arrangement expiring in 2011 entered into in connection with the acquisition of the Spectra Precision Group. The annual rent is $345,000, and is subject to adjustment based on the terms of the lease. The Condensed Consolidated Statements of Operations include expenses from this operating lease of $86,351 for the period ended March 30, 2001.


NOTE 14 - Contingencies:
-------   -------------

    In January 2001, Philip M. Clegg filed suit in the United States District Court for the District of Utah, Central Division, against Spectra-Physics Laserplane, Inc., Spectra Precision AB and Trimble Navigation Limited.

                          TRIMBLE NAVIGATION LIMITED
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


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


NOTE 15 - Subsequent Event:
-------   ----------------

     Effective as of April 2, 2001, Trimble completed the acquisition of certain assets of Grid Data Inc., an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, Trimble may make certain earn-out payments based upon the completion of certain business milestones, which must be completed no later than October 2, 2003. These payments aggregate up to an additional $7.3 million worth of Trimble common stock or under certain circumstances, at Trimble's option, a portion of the earn-out may be paid in cash.

     The acquisition has been accounted for as a purchase for accounting purposes; accordingly, Trimble's consolidated results of operations will include the operating results of Grid Data, Inc. subsequent to the effective date of the acquisition. The allocation of the purchase price will result in the recording of approximately $2.8 million of goodwill due to the acquisition, which will be amortized over five years. Acquisition costs relating to the purchase of Grid Data approximated $200,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, as a result of the risk factors set forth below in this report as well as the Company's Annual Report on Form 10-K and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs containing such material.


RECENT BUSINESS DEVELOPMENTS
----------------------------

     Effective as of April 2, 2001, Trimble completed the acquisition of certain assets of Grid Data Inc., an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, Trimble may make certain earn-out payments based upon the completion of certain business milestones, which must be completed no later than October 2, 2003. These payments aggregate up to an additional $7.3 million worth of Trimble common stock or under certain circumstances, at Trimble's option, a portion of the earn-out may be paid in cash.

     On March 6, 2001, the Company sold its Air Transport Systems ("ATS") business to Honeywell. The ATS business was a part of our Portfolio Technologies segment. The sale to Honeywell consisted of the Trimble 8100, the HT 9100 and two other product lines, which were included in the ATS business. (See Note 8 to Condensed Consolidated Financial Statements.)

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

     Effective as of July 14, 2000, Trimble completed the acquisition of Spectra Precision, a wholly-owned business, formerly owned by Thermo Electron Corporation, collectively known as the "Spectra Precision Group". The acquisition was completed for an aggregate purchase price, excluding acquisition costs, of approximately $294 million, which is subject to a final adjustment in the purchase price as provided for in the acquisition agreements. The acquisition included 100% of the stock of Spectra Precision Inc., a Delaware corporation, Spectra Precision SRL, an Italian corporation, Spectra Physics Holdings GmbH, a German corporation, and Spectra Precision BV, a Netherlands corporation. The acquisition also included of certain assets and liabilities of Spectra Precision AB, a Swedish corporation, including 100% of the shares of Spectra Precision SA, a French corporation, Spectra Precision Scandinavia AB, a Swedish corporation, Spectra Precision of Canada Ltd., a Canadian corporation, and Spectra Precision Handelsges mbH, an Austrian corporation. The acquisition was accounted for as a purchase transaction.
(See "Liquidity and Capital Resources" for a description of how this acquisition was financed.)


RESULTS OF OPERATIONS
---------------------

     The income from operations excludes certain one-time and acquisition related charges and discontinued operations adjustment that management believes are not reflective of on-going operations. The following table reflects results of operations normalized to exclude the effects of such items as follows (in thousands):

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


                                                         Three Months Ended
                                                       ------------------------
                                                         March 30,    March 31,
                                                           2001         2000
                                                           ----         ----
Income (loss) before income taxes                        $(11,087)    $  9,680
One-time and acquisition-related charges:
  Loss on sale of business (Other income and expense)       1,964           --
  Amortization of goodwill and other purchased intangible   7,316           --
                                                         --------     --------
          Total one-time and acquisition-related charges    9,280           --
                                                         --------     --------
Adjusted net income (loss) before taxes                    (1,807)       9,680
Income tax provision (1)                                      500          968
                                                         --------     --------
Adjusted net income (loss)                               $ (2,307)    $  8,712
                                                         ========     ========

----------------------------
(1) Tax rate not adjusted for potential benefit of goodwill amortization in foreign locations.



Total Revenues
--------------

     Total revenue from Trimble's operations for the three months ended March 30, 2001 were $117,863,000, as compared with $65,140,000 in the corresponding period in fiscal 2000. The table below presents Trimble's revenues by segment:

                                                   Three Months Ended
                                           -----------------------------------
                                             March 30,   March 31,  Increase/
                                                2001       2000     (Decrease)
                                                ----       ----      --------
(In thousands)
Engineering and Construction                $ 73,713    $ 26,057       183%
Agriculture                                    8,123       4,797        69
Fleet and Asset Management                    11,809      14,977       (21)
GPS Component Technologies                    16,162      14,268        13
Portfolio Technologies                         8,056       5,041        60
                                            --------    --------
     Total                                  $117,863    $ 65,140        81%
                                            ========    ========


Engineering and Construction
----------------------------
     Engineering and Construction revenues increased for the three months ended March 30, 2001, as compared with the corresponding period in fiscal 2000. The increase is due primarily to the following:

     o Revenues generated during the three months ended March 30, 2001 resulting from the purchase of the Spectra Precision Group in July 2000 accounted for approximately $43.3 million.

     o Strong demand for our SiteVision machine control solution for the construction industry.

     o These increases were partially offset by conservative buying behavior in engineering and construction due to the economic uncertainties.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Agriculture
-----------

     Agriculture revenues increased for the three months ended March 30, 2001, as compared with the corresponding period in fiscal 2000. The increase is due to the following:

     o Revenues generated from the agricultural border management product line that was acquired with the purchase of the Spectra Precision Group in July 2000 accounted for approximately $1.9 million.

     o Introduction of new products, including the AgGPS 170 Field Computer, the AgGPS 114, and the PSO Plus Parallel Swathing Option with Data Logging.

     o Conservative buying behavior was experienced in agriculture in the United States due to the general economic uncertainties and an exceptionally wet spring that depressed agricultural sales.


Fleet and Asset Management
--------------------------

     Fleet and Asset Management revenues decreased for the three months ended March 30, 2001, as compared with the corresponding period in fiscal 2000. The decrease is due to the following:

     o Fleet and asset management segments were most severely impacted due to softness in the Company's Galaxy satellite communication product ("Galaxy"), primarily in Mexico and Brazil.

     o Satellite communications sales in Mexico during the first quarter were impacted by short-term infrastructure capacity constraints.


GPS Component Technologies
--------------------------

     GPS Component Technologies revenues increased for the three months ended March 30, 2001, as compared with corresponding period in fiscal 2000. The increase is due to the following:

     o Automotive and embedded product lines were up approximately 22 percent year over year.


Portfolio Technologies
----------------------

     Portfolio Technologies revenues increased for the three months ended March 30, 2001, as compared with corresponding period in fiscal 2000. The increase is due to the following:

     o Military-related revenues increased by 33 percent over prior levels.

     o Revenue from the recent acquisition of Tripod Data Systems, which closed in mid-November of fiscal 2000, contributed $3.2 million to revenue.

     o These increases were partially offset by a reduction in the commercial aviation line. The sale of the air transport product line to Honeywell was completed in March 2001.


Revenues outside the U.S.
-------------------------

* Sales to unaffiliated customers in locations outside the U.S. comprised approximately 52% and 56% in the first three months of the Company's revenues in fiscal 2001 and 2000, respectively. During the first three months of 2001, Trimble experienced strong demand in Europe and Asia. From a regional perspective, on a consolidated basis, The Americas represented 57 percent of our quarterly revenue, Europe 32 percent, and Asia 10 percent. Trimble

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue. For this reason, Trimble is subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. For products based on GPS technology, there may be reluctance in certain foreign markets to purchase such products given the control of GPS by the U.S. Government. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, and on May 1, 2000 eliminated the use of Selective Availability (SA) - a method of degrading GPS accuracy - Trimble's results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.


Gross Margin
------------

* Gross margin varies on a quarterly basis due to a number of factors, including product mix, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. Gross margin as a percentage of total product revenues was 49% for the three months ending March 30, 2001 as compared with 57% in the corresponding 2000 period. The decrease in gross margin percentage for the three months ended March 30, 2001, as compared with the corresponding 2000 period is due, in part, to a three million dollar charge associated with the write-down of inventory related to the consolidation and simplification of product lines, which impacted gross margin by approximately 2.5%. Product mix and unabsorbed fixed overhead impacted gross margin by approximately 5.0% primarily due to the acquisition of Spectra Precision. Because of product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margins cannot be assured.


* Trimble expects that in the future a higher percentage of its business will be conducted through alliances with strategic partners. As a result of volume pricing and the assumption of certain operating costs by potential partners, margins on this type of business are likely to be lower than sales directly to end-users.


Operating Expenses
------------------

The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                                   Three Months Ended
                                         --------------------------------------
                                             March 30,   March 31,
                                                2001       2000      Increase
                                                ----       ----      --------
Research and development                     $ 15,819    $  8,877       78%
Sales and marketing                            28,141      12,646      123%
General and administrative                      9,392       6,300       49%
Amortization of goodwill and other
  purchased intangibles                         7,316         --       100%
                                             --------   --------
     Total                                   $ 60,668   $ 27,823       118%
                                            ========    ========



Research and Development
------------------------

     Research and development expenses increased in the three months ended March 30, 2001, as compared with the corresponding periods in fiscal 2000. The primary reasons for the increases are as follows:

     o The purchase of the Spectra Precision Group in July 2000 accounted for approximately $5.5 million of the increase over the prior year expense levels.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     o Trimble's receipt of approximately $700,000 less from cost reimbursement funds for military research and development programs in fiscal year 2001 as compared to fiscal year 2000.

     o Expenses related to Tripod Data Systems, which was acquired in mid-November of fiscal 2000, represented $800,000 of the increase over the similar period in the prior year.

* The Company believes that the development and introduction of new products is critical to its future success and expects to continue its active development of future products.


Sales and Marketing
-------------------

     Sales and marketing expenses increased for the three months ended March 30, 2001, as compared with the corresponding period in fiscal 2000. The primary reasons for the dollar increase in expenses from fiscal 2000 to fiscal 2001 are as follows:

     o The purchase of the Spectra Precision Group in July 2000 accounted for approximately $14.2 million of the increase over prior year expense levels.

     o Expenses related to Tripod Data Systems, which was acquired in mid-November of fiscal 2000, represented $500,000 of the increase over the similar period in the prior year.

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


General and Administrative
--------------------------

     General and administrative expenses increased for the three months ended March 30, 2001, as compared with the corresponding period in fiscal 2000. The primary reasons for the increase are as follows:

     o The purchase of Spectra Precision Group in July 2000 accounted for approximately $2.3 million of the increase.

     o Increases in depreciation expenses related to equipment purchases represented approximately $500,000 of the increase over the similar period in the prior year.

     o Expenses related to Tripod Data Systems, which was acquired in mid-November of fiscal 2000, represented $300,000 of the increase over the similar period in the prior year.


Amortization of Goodwill and Other Intangibles
----------------------------------------------

     Amortization expense of goodwill and other intangibles increased for the three months ended March 30, 2001 by approximately $7.3 million, all of which is related primarily to the purchase of Spectra Precision Group.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Nonoperating income (expense), net
----------------------------------

     Nonoperating income (expense), net, increased for the three months ended March 30, 2001 as compared with the corresponding period in fiscal 2000. The primary reasons for the increase are as follows:

     o Increased interest expenses related to new loans and credit facility accounted for approximately $5.1 million of the increase over the similar period in the prior year.

     o Decreased interest income resulting from the sale and maturities of short-term investments accounted for approximately $1.2 million of the change over the similar period in the prior year.

     o Loss on the sale of ATS and expected closure of the Austin, Texas facility totaled approximately $2.0 million.


Income Taxes
------------

     The Company's effective combined income tax rate from continuing operations for the three months ended March 30, 2001 was five percent as compared with the effective income tax rate of ten percent for the corresponding period in 2000. The rate in 2001 is less than the federal statutory rate of 35% primarily due to the fact that the Company believes it is more likely than not that the benefit of current losses will be realized in the future. These rates in 2000 are less than the federal statutory rate of 35% primarily due to the realization of the benefits from prior net operating losses and previously deferred tax assets, for which valuation allowances had been provided.


Inflation
---------

     The effects of inflation on the Company's financial results have not been significant to date.


Liquidity and Capital Resources
-------------------------------

     At March 30, 2001, Trimble had cash and cash equivalents of $44 million. Trimble's cash and cash equivalents decreased from the prior year due to the purchase of the Spectra Precision Group in July 2000. Trimble's long-term debt consisted of $172 million outstanding under senior secured credit facilities, and a $80 million subordinated promissory note. Trimble has relied primarily on cash provided by financing activities to fund capital expenditures, and other investing activities. Management believes that its cash and cash equivalents, together with its credit facility, will be sufficient to meet its anticipated operating cash needs for at least the next twelve months.

* For the three months ended March 30, 2001, cash used in operating activities was $2.8 million, as compared to cash provided of $7.7 million in the corresponding period in fiscal 2000. Cash used in operating activities in fiscal 2001 arose from the Company's net loss, partially offset by depreciation and amortization and increase in inventories and offset partially by increases in bank and other short-term borrowings, the current portion of long-term debt, accounts payable and accrued liabilities related to the sale of ATS. We increased inventory in anticipation of seasonal growth in Trimble's Engineering and Construction business segment, which typically experiences growth in mid to late March. Inventory also increased higher than we expected due to the softer than anticipated sales in the first fiscal quarter. Trimble's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable, and the successful management of the Company's manufacturing relationship with Solectron Corporation.

     Proceeds from long-term debt and revolving credit lines provided $10 million in funding during the three months ended March 30, 2001. Cash provided by sales of common stock in fiscal year 2001 represents the proceeds from purchases made by employees pursuant to Trimble's stock option plan and employee stock purchase plan and totaled $1.3 million for the three months ended March 30, 2001.

     In July 2000, ABN AMRO Bank, N.V. led a syndicate of banks which underwrote $200 million of new senior, secured credit facilities for the Company (the "New Credit Facilities") to support the acquisition of the

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Spectra Precision Group and the Company's ongoing working capital requirements and to refinance certain existing debt. The New Credit Facilities are comprised of a $50 million 3-year U.S. dollar only revolver; a $50 million 3-year multi-currency revolver; and a $100 million 5-year term loan. Pricing for any borrowings under the New Credit Facilities is fixed for the first 6 months at LIBOR plus 275 basis points and is thereafter tied to a formula, based on the Company's leverage ratio (which is defined as all outstanding debt (excluding the seller subordinated note) over EBITDA). Trimble has used approximately $172 million available under the New Credit Facilities, comprising of the $100 million 5-year term loan, $50 million 3-year U.S. dollar only revolver, and $22 million 3-year multi-currency revolver. The New Credit Facilities are secured by all material tangible and intangible assets of the Company, subject to foreign tax considerations. If Trimble is able to achieve and maintain a leverage ratio (Debt/EBITDA) of 2.0x or less for four consecutive quarters, the security for the New Credit Facilities will be released. Financial covenants of the New Credit Facilities include leverage, fixed charge, and minimum net worth tests. The Company was in compliance with these covenants at March 30, 2001. The two $50 million revolvers are paid as the loans mature and the loan commitment fees are paid on a quarterly basis. The 5-year term loan is payable commencing March 31, 2001 in quarterly installments (excluding interest) of $4 million over the first year, $5 million over the second year, $6 million over the next year and a half and $7 million for the remaining quarters until the debt is paid off. In addition, Trimble is restricted from paying dividends and is limited as to the amount of its common stock it can repurchase under the terms of the New Credit Facilities. The Company is allowed to repurchase shares of its common stock only up to 25% of net income in the previous fiscal year.

     In July 2000 as part of the acquisition of the Spectra Precision Group, Trimble issued $80 million subordinated note bearing interest at an annual rate of a 10%, payable in cash or additional seller paper at the Company's option. The subordinated seller note has a stated two year maturity ($40 million due in fiscal 2001 and $40 million due in fiscal 2002), but carries an automatic maturity deferral provision which effectively extends the maturity date to that date on which Trimble is allowed to repay the note without triggering a default under the New Credit Facilities. The New Credit Facilities allow Trimble to repay the seller note at any time (in part or in whole), provided that (a) Trimble's leverage ratio (Debt (excluding the seller note)/EBITDA) prior to such repayment is less than 1.0x and (b) after giving effect to such repayment Trimble would have (i) a leverage ratio (Debt (excluding any remaining portion of the seller note)/EBITDA) of less than 2.0x and (ii) cash and unused availability under the revolvers of the New Credit Facilities of at least $35 million. Although the subordinated seller note will carry certain limited covenants and defaults, the seller will be barred in the event of default from pursuing such rights and remedies for the stated maturity of the New Credit Facilities (i.e., a five-year standstill). The New Credit Facilities also prohibit cash payments of interest or principal on the subordinated seller note during a period of default.

     In 1996 and 1998, Trimble approved a discretionary program whereby up to a total of 2.2 million shares of its common stock could be repurchased on the open market by the Company to offset the potential dilutive effects to earnings
(loss) per share from the issuance of additional stock options. During 1997 and 1998, Trimble purchased a total of 1.22 million shares at a cost of $17.9 million. During fiscal 1999 and the first nine months of fiscal 2000, no shares were repurchased under the discretionary program. Trimble's current credit facility restricts the Company from repurchasing any of its shares and no additional shares have been repurchased since that time.

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


CERTAIN OTHER RISK FACTORS
--------------------------

Difficulties in Integrating New Acquisitions Could Adversely Affect Our
-----------------------------------------------------------------------
Business.
--------

     Critical to the success of our growth is the effective and timely integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. We have recently acquired the

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



Spectra Precision Group. The acquisition presents unique product, marketing, research and development, facilities, information systems, accounting, personnel and other integration challenges. This transition is continuing and involves certain risks, including: the potential inability to successfully integrate acquired operations and businesses; the inability to realize anticipated synergies or cost reductions or other value; diversion of management's attention; difficulties in scaling up production at new sites and coordinating management of operations at new sites; and loss of key employees of acquired operations. Also, our information systems and those of the companies we acquire are often incompatible, requiring substantial upgrades to one or the other. Further, our current senior combined management is a combination of the prior senior management teams of Trimble and the Spectra Precision Group several of whom have not previously worked with other members of management. The benefits to us of the acquisition and our success, as a whole, depends upon our succeeding in each of these and other integration challenges. The integration of our business with another may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention

     Our sales force is and will be in the future a combination of our sales force and the sales forces of the businesses we acquire, which must be effectively integrated for us to remain successful. Our acquisition of the Spectra Precision Group has resulted in sales forces differing in products sold, marketing channels used and sales cycles and models applied. Accordingly, we may experience disruption in sales and marketing in connection with our efforts to integrate our various sales and marketing forces, and we may be unable to efficiently or effectively correct any such disruptions or achieve our sales and marketing objectives if we fail in these efforts. Furthermore, it may be difficult to retain key sales personnel. As a result, we may fail to take full advantage of the combined sales forces' efforts, and one company's sales approaches and distribution channels may be ineffective in promoting another entity's products, all of which may materially harm our business, financial condition or operating results.

Risks Associated with Sole Suppliers and Limited Sources.
--------------------------------------------------------

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

Fluctuations in Annual and Quarterly Performance.
------------------------------------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


     Our revenues have historically tended to fluctuate on a quarterly basis due to the timing of shipments of products under contracts and the sale of licensing rights. A significant portion of Trimble's quarterly revenues occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter. If orders are not received, or if shipments were to be delayed a few days at the end of a quarter, our operating results and reported earnings per share for that quarter could be significantly impacted. Future revenues are difficult to predict, and projections are based primarily on historical models, which are not necessarily accurate representations of the future.

     Despite the fluctuations in its quarterly sales patterns, the Company's operating expenses are incurred on an approximately ratable basis. As a result, if expected sales are deferred for any reason, the Company's business, operating results and financial condition could be materially adversely affected.

     Trimble's gross margin is affected by a number of factors, including product mix, product pricing, cost of components, foreign currency exchange rates and manufacturing costs. For example, since our Engineering & Construction and Agriculture products generally have higher gross margins than Component Technologies products, absent other factors, a shift in sales toward Engineering & Construction and Agriculture products would lead to a gross margin improvement for Trimble. On the other hand, if market conditions in the highly competitive Engineering & Construction and Agriculture market segments forced us to lower unit prices, we would suffer a decline in gross margin unless we were able to timely offset the price reduction by a reduction in production costs or by sales of other products with higher gross margins. These types of events could have a material effect on our business, operating results and financial condition.

Risks of Managing Future Growth.
-------------------------------

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


Competition.
-----------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Risks Associated With International Operations and Sales.
--------------------------------------------------------

     Our customers are located throughout the world. In addition, we have significant offshore operations, including manufacturing facilities, sales personnel and customer support operations. Our offshore operations include facilities in Australia, Canada, China, France, Germany, Great Britain, Japan, Mexico, New Zealand, Sweden, Russia, Singapore and others. Our international presence exposes us to risks not faced by wholly-domestic companies. Specifically, we face the following risks, among others, unexpected changes in regulatory requirements; tariffs and other trade barriers; political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities; difficulties in staffing and management; language and cultural barriers; seasonal reductions in business activities in the summer months in Europe and some other countries; integration of foreign operations; longer payment cycles; greater difficulty in accounts receivable collection; currency fluctuations; and potentially adverse tax consequences. Although we implemented a program to attempt to manage foreign exchange risks through hedging and other strategies, there can be no assurance that this program will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our results of operations. In addition, in certain foreign markets, there may be reluctance to purchase products based on GPS technology, given the control of GPS by the U.S. government.

Volatility of Stock Price.
-------------------------

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

Dependence on Proprietary Technology; Risk of Patent Infringement Claims.
------------------------------------------------------------------------

     Trimble's future success and competitive position is dependent upon its proprietary technology, and we rely on patent, trade secret, trademark and copyright law to protect our intellectual property. There can be no assurance that the patents owned or licensed by us will not be invalidated, circumvented, challenged, or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued within the scope of the claims sought by Trimble, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned by Trimble. In addition, effective copyright, patent and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. There can be no assurance that the steps taken by Trimble to protect its technology will prevent the misappropriation of such technology. The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Trimble recognizes that as new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to withdraw products from the market, take a license from such patent holders, or redesign our products. We do not believe any of our products currently infringe patents or other proprietary rights of third parties, but we cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on our revenues or profitability.

Dependence on New Products.
--------------------------

     Trimble's future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance of such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the future success of Trimble. In some of our markets - for example, Engineering & Construction where we currently have a market leadership position - a delay in new product introductions could have a significant impact on our results of operations. No assurance can be given that we will not incur problems in the future in innovating and introducing new products. In addition, some of our products are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results.

Strategic Alliances and External Investments.
--------------------------------------------
     We are continuously evaluating alliances and external investments in technologies related to our business, and have entered into many strategic alliances including making relatively small strategic equity investments in a number of GPS related technology companies. Acquisitions of companies, divisions of companies, or products and alliances and strategic investments entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale, or other value; (ii) diversion of management's attention;
(iii) loss of key employees of acquired operations; and (iv) inability to recover strategic investments in development stage entities. Any such problems could have a material adverse effect on our business, financial condition, and results of operations.

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

Dependence on Key Customers.
---------------------------

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

Dependence on Key Markets and Successful Identification of New Markets.
----------------------------------------------------------------------

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

Dependence on Retaining and Attracting Highly Skilled Development and
---------------------------------------------------------------------
Managerial Personnel.
--------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Potential Adverse Impact of Governmental and Other Similar Certifications.
-------------------------------------------------------------------------

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

Dependence on Radio Frequency Spectrum.
--------------------------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Reliance on Continuous Power Supply.

* California is in the midst of an energy crisis that could disrupt our operations and increase our expenses of our California facilities. In the event of an acute power shortage, that is, when power reserves for the State of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have adequate backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply or in Solectron's power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities or Solectron's ability to manufacture product at its facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The following is a discussion of Trimble's exposure to market risk as of March 30, 2001 related to changes in interest rates and foreign currency exchange rates. Trimble uses certain derivative financial instruments to manage these risks. Trimble does not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with policies approved by Trimble's board of directors.

Market Interest Rate Risk
-------------------------

     Short-term Investments Owned by the Company.  As of March 30, 2001,
     -------------------------------------------
Trimble had no short-term investments.

     Outstanding Debt of the Company.  The Company is exposed to market risk
     -------------------------------
due to the possibility of changing interest rates under its new senior secured credit facilities. The Company's new credit facilities are comprised of a 3-year US dollar-only revolver, a 3-year Multi-Currency revolver, and a 5-year term loan. The entire credit facility has interest payments based on a floating rate of LIBOR plus 275 basis points for the first 6 months and thereafter tied to a formula based on the Company's leverage ratio. The US dollar and the Multi-Currency revolvers run through July 2003 and have outstanding principle balances at March 30, 2001 of $50 million and $22 million, respectively. As of March 30, 2001 the Company has borrowed from the Multi-Currency revolver in US currency only. The term loan runs through July 2005 and has an outstanding principle balance of $100 million at March 30, 2001. The 3-month LIBOR effective rate at March 30, 2001 was 4.9025%. A 10% increase in 3-month LIBOR rates could result in approximately $843,230 annual increase in interest expense on the existing principal balances.

     In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Trimble has an interest rate swap agreement on a portion of the variable rate debt which fix the rate on the notional amount of $25.0 million at 5.195%.

     The Company also has $5.6 million of Euro-denominated debt. At March 30, 2001 $2.3 million was current. The interest rate on the current portion of this instrument is fixed at 6%. A hypothetical 10% decrease in interest rates would not have a material impact on the Company as related to this debt.

     In addition, the Company has a $1.9 million promissory note, of which $48,000 was current at March 30, 2001. The note is payable in monthly installments, bearing a 7.14% variable interest rate. A hypothetical 10% increase in interest rates would not have a material impact on the Company.

* The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by Trimble's management, should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

Foreign Currency Exchange Rate Risk
-----------------------------------

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

     The following table provides information about Trimble's foreign exchange forward contracts outstanding as of March 30, 2001:


                                 Foreign      Contract Value     Fair Value
                     Buy/    Currency Amount        USD             in USD
      Currency       Sell    (in thousands)    (in thousands)  (in thousands)
      ---------      ----     ------------      ------------    ------------
YEN                  Sell        235,600            $2,021          $1,891
NZD                  Buy           2,778            $1,174          $1,118
EURO                 Sell          3,712            $3,412          $3,287
Sterling             Buy           1,720            $2,494          $2,434
Sterling             Sell            108            $  157          $  153


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
------   -----------------

     In January 2001, Philip M. Clegg filed suit in the United States District Court for the District of Utah, Central Division, against Spectra-Physics Laserplane, Inc., Spectra Precision AB and Trimble Navigation Limited. The complaint alleges claims of infringement of U.S. Patent No. 4,807,131, breach of contract and unjust enrichment. The suit seeks damages and an accounting for moneys alleged to be owed under a license agreement, plus interest and attorney fees. The suit is in its very early stages. Management believes the case to be without merit and intends to defend the lawsuit vigorously. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future operations or cash flows in a particular period.

     The Company is also a party to other disputes incidental to its business. The Company believes that the ultimate liability of the Company as a result of such disputes, if any, would not be material to its overall financial position, results of operations, or liquidity.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

         (a) Exhibits.
             --------

               None.


         (b) Reports on Form 8-K
             -------------------

                The registrant did not file any Current Reports on Form 8-K during the fiscal quarter ended March 30, 2001.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     TRIMBLE NAVIGATION LIMITED
     --------------------------
            (Registrant)



By:      /s/ MARY ELLEN GENOVESE
     --------------------------------
           Mary Ellen Genovese
         Chief Financial Officer
     (Authorized Officer and Principal
     Financial and Accounting Officer)



DATE:  May 14, 2001