Form 10-Q
period 2001-06-29
TRIMBLE NAVIGATION LTD /CA/
filed 2001-08-13
CIK 864749

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended June 29, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                        ---------  ---------


                         Commission file number: 0-18645

                           TRIMBLE NAVIGATION LIMITED
            (Exact name of registrant as specified in its charter)

          California                                  94-2802192
          ----------                                  ----------
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


                   645 North Mary Avenue, Sunnyvale, CA 94088
               (Address of principal executive offices) (Zip Code)

                         Telephone Number (408) 481-8000
               (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes   [ X ]               No    [     ]




         As of August 6, 2001, there were 24,863,483 shares of Common Stock (no par value) outstanding.

================================================================================

                           TRIMBLE NAVIGATION LIMITED

                                    FORM 10-Q

                                      INDEX


                                                                                                          Page
                                                                                                         Number
                                                                                                         ------

                                             PART I - FINANCIAL INFORMATION
   ITEM 1.   Financial Statements:

               Condensed Consolidated Balance Sheets--
                 June 29, 2001 and December 29, 2000..................................................      3

               Condensed Consolidated Statements Of Operations--
                 Three and Six Months Ended June 29, 2001 and June 30, 2000...........................      4

               Condensed Consolidated Statements of Cash Flows--
                 Six Months Ended June 29, 2001 and June 30, 2000.....................................      5

               Notes to Condensed Consolidated Financial Statements...................................      6

   ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..     16

   ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk.............................     30


                                              PART II - OTHER INFORMATION

   ITEM 1.     Legal Proceedings......................................................................     32

   ITEM 4.     Submission of Matters to a Vote of Security Holders....................................     32

   ITEM 6.     Exhibits and Reports on Form 8-K.......................................................     33

   Signatures.........................................................................................     34



PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements



                                                TRIMBLE NAVIGATION LIMITED
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                 June 29,             December 29,
                                                                                   2001                 2000 (1)
     --------------------------------------------------------------------- --------------------- ---------------------
     (In thousands)

     ASSETS
     Current assets
        Cash and cash equivalents                                                $  27,822               $  40,876
        Accounts receivable, net                                                    87,279                  83,600
        Inventories                                                                 68,158                  60,846
        Other current assets                                                         7,603                   8,017
                                                                                 ---------               ---------
          Total current assets                                                     190,862                 193,339
     Net property and equipment                                                     32,177                  34,059
     Intangibles assets                                                            235,210                 249,832
     Deferred tax assets                                                               489                     531
     Other assets                                                                   11,224                  12,743
                                                                                  --------                --------
          Total assets                                                            $469,962                $490,504
                                                                                  ========                ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Bank and other short-term borrowings                                       $67,028               $  62,000
        Current portion of long-term debt                                           56,276                  51,721
        Accounts payable                                                            22,355                  26,448
        Accrued compensation and benefits                                           18,224                  16,771
        Accrued liabilities                                                         39,769                  32,493
        Accrued warranty expense                                                     8,412                   7,749
        Income taxes payable                                                         5,245                   5,005
        Deferred gain on sale of assets                                              1,591                   1,591
                                                                                  --------                --------
          Total current liabilities                                                218,900                 203,778
                                                                                  --------                --------

     Noncurrent portion of long-term debt and other liabilities                    120,916                 137,341
     Deferred tax liabilities                                                        7,581                   8,230
     Other noncurrent liabilities                                                    4,610                   6,212
                                                                                  --------                --------
          Total liabilities                                                        352,007                 355,561
                                                                                  --------                --------

     Shareholders' equity:
        Common stock                                                               163,180                 153,853
        Common stock warrants                                                          293                     993
        Accumulated deficit                                                        (24,501)                (10,940)
        Accumulated other comprehensive loss                                       (21,017)                 (8,963)
                                                                                  --------                --------
          Total shareholders' equity                                               117,955                 134,943
                                                                                  --------                --------
          Total liabilities and shareholders' equity                              $469,962                $490,504
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

     See accompanying notes to Condensed Consolidated Financial Statements.

                                                TRIMBLE NAVIGATION LIMITED
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                            Three Months Ended                 Six Months Ended
                                                     --------------------------------- ---------------------------------
                                                        June 29,         June 30,         June 29,         June 30,
                                                          2001             2000             2001             2000
   ------------------------------------------------- ---------------- ---------------- ---------------- ----------------
   (In thousands, except per share data)

   Total revenue                                         $133,587          $ 71,264       $251,450          $136,404
                                                         --------          --------       --------          --------

   Operating expenses:
      Cost of sales                                        68,056            29,379        128,419            57,474
      Research and development                             15,736             9,182         31,555            18,059
      Sales and marketing                                  27,530            14,033         55,671            26,679
      General and administrative                            9,979             6,647         19,371            12,947
      Restructuring charges                                   910                --            910                --
      Amortization of goodwill and other purchased
        intangibles                                         7,394                --         14,710                --
                                                         --------          --------       --------          --------
        Total operating expenses                          129,605            59,241        250,636           115,159
                                                         --------          --------       --------          --------

   Operating income                                         3,982            12,023            814            21,245
                                                         --------          --------       --------          --------

   Nonoperating income (expense):
      Interest income                                         366             1,725            736             3,206
      Interest and other expenses                          (5,203)              (54)       (13,347)           (1,107)
      Foreign exchange gain (loss), net                      (119)               36           (264)               66
                                                         --------          --------       --------          --------
                                                           (4,956)            1,707        (12,875)            2,165
                                                         --------          --------       --------          --------

   Income (loss) before income taxes                         (974)           13,730        (12,061)           23,410
   Income tax provision                                     1,000             1,373          1,500             2,341
                                                         --------          --------       --------          --------
   Net income (loss)                                     $ (1,974)         $ 12,357       $(13,561)         $ 21,069
                                                         ========          ========       ========          ========

   Basic net income (loss) per share                     $  (0.08)         $   0.53       $  (0.56)         $   0.92
                                                         ========          ========       ========          ========

   Diluted net income (loss) per share                   $  (0.08)         $   0.48       $  (0.56)         $   0.83
                                                         ========          ========       ========          ========


See accompanying notes to Condensed Consolidated Financial Statements.


                                                TRIMBLE NAVIGATION LIMITED
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                          Six Months Ended
                                                                             -------------------------------------------
                                                                                   June 29,              June 30,
                                                                                     2001                  2000
   ------------------------------------------------------------------------- --------------------- ---------------------
   (In thousands)

   Net cash provided by (used in) operating activities                              $ (3,840)            $  11,665
                                                                                    --------             ---------

   Cash flows from investing activities:
      Purchase of short-term investments                                                  --                (6,320)
      Maturities of short-term investments                                                --                24,898
      Sales of short-term investments                                                     --                 9,250
      Sale of equity investments/loans                                                    --                   475
      Payments for purchase of businesses                                             (4,718)                   --
      Acquisition of property and equipment                                           (4,498)               (2,497)
      Capitalized patents, software and intangibles                                     (954)                 (401)
                                                                                    --------             ---------
        Net cash provided by (used in) investing activities                          (10,170)               25,405
                                                                                    --------             ---------

   Cash flow from financing activities:
      Issuance of common stock                                                         8,627                 8,457
      Collections of notes receivable                                                    424                   973
      Proceeds from long-term debt and revolving credit lines                         20,000                    --
      Payments on long-term debt and revolving credit lines                          (27,045)               (1,326)
                                                                                    --------             ---------
        Net cash provided by financing activities                                      2,006                 8,104
                                                                                    --------             ---------

   Effect of exchange rate changes on cash                                            (1,050)                   --
                                                                                    --------             ---------

   Net increase (decrease) in cash and cash equivalents                              (13,054)               45,174
   Cash and cash equivalents -- beginning of period                                   40,876                49,264
                                                                                    --------             ---------
   Cash and cash equivalents -- end of period                                       $ 27,822             $  94,438
                                                                                    ========             =========

   Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                    $  7,174             $     795
                                                                                    ========             =========
        Income taxes, net of refunds                                                $    820             $   2,835
                                                                                    ========             =========


   See accompanying notes to Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -- Basis of Presentation:

         The Condensed Consolidated Financial Statements of Trimble Navigation Limited and subsidiaries, ("Trimble" or the "Company") for the three and six month periods ended June 29, 2001, and June 30, 2000, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at December 29, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Trimble's Annual Report on Form 10-K for the fiscal year ended December 29, 2000.

         The Condensed Consolidated Financial Statements of the Company include the operating results of the Spectra Precision Group since the effective date of the acquisition of July 14, 2000. See Note 3 of the Condensed Consolidated Financial Statements for Pro Forma Financial Information for the three and six month periods ended June 30, 2000.

         Trimble has a 52-53 week fiscal year, which ends on the Friday nearest to December 31, which for fiscal year 2001 will be December 28, 2001. The Company's fiscal year normally consists of 52 weeks divided into four equal quarters of 13 weeks each; however, due to the fact that there are not exactly 52 weeks in a calendar year and that there is at least slightly more than one additional day per calendar year, as compared to a 52-week fiscal year, the Company will have a fiscal year composed of 53 weeks in certain fiscal years.

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

         The results of operations for the three months ended June 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2001.


NOTE 2 -- Acquisitions:

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

         The acquisition has been accounted for as a purchase for accounting purposes; accordingly, Trimble's consolidated results of operations include the operating results of the Spectra Precision Group since the effective date of the acquisition. The acquisition was financed with $80 million in seller subordinated debt, $140 million of cash provided through a syndicate of banks, and $74 million of the Company's available cash on hand. The Company acquired approximately $133 million of identifiable intangible assets as part of the acquisition, which the

                           TRIMBLE NAVIGATION LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)


Company is amortizing over various time periods ranging from five to ten years. The allocation of purchase price has also resulted in the recording of approximately $133 million of goodwill due to the acquisition, which is being amortized over 20 years. Acquisition costs relating to the purchase of the Spectra Precision Group approximated $7 million.

         Effective as of April 2, 2001, Trimble completed the acquisition of certain assets of Grid Data Inc. ("Grid Data"), an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, Trimble may make certain earn-out payments based upon the completion of certain business milestones, which must be completed no later than October 2, 2003. These payments aggregate up to an additional $7.3 million worth of Trimble common stock or under certain circumstances, at Trimble's option, a portion of the earn-out may be paid in cash. The additional consideration, if earned, will result in additional goodwill.

         Acquisition Reserve

         In connection with the acquisition of the Spectra Precision Group, the Company accrued approximately $9.0 million for costs to close certain duplicative office facilities and combine operations. These costs were accrued for as part of the preliminary allocation of the purchase price. The facility consolidation will result from primarily combining certain office facilities and duplicative functions, including management functions, of the Spectra Precision Group. The Company has not yet finalized the consolidation of facilities, nor has it finalized a determination of the total costs to be incurred upon the termination of certain office facility leases or its ability to sublease vacated office space. Accordingly, unresolved issues could result in an increase or decrease in the liabilities for facility consolidation, the discontinuance of overlapping product lines, and related tax and legal expenses. These adjustments, if any, will be reported as an increase or decrease in goodwill. The Company expects to finalize closure of these facilities before the end of fiscal 2001.

         The elements of the reserve at June 29, 2001 on the balance sheet (included in accrued liabilities) are as follows:




                                           Total        Amounts Paid/      Amounts Paid/         Remaining in
                                        Accrued in       Written-off        Written-off       Accrued Liabilities
                                        Fiscal 2000     in Fiscal 2000    in Fiscal 2001     as of June 29, 2001
--------------------------------------------------------------------------------------------------------------------
(In thousands)

Inventory obsolescence                      $2,685           $(809)           $(1,204)                $  672
Legal and tax expense                        1,175              --               (530)                   645
Facility closures and severance              4,750              --             (1,893)                 2,857
Other                                          390              --                 --                    390
                                            ------           -----            -------                 ------
   Total                                    $9,000           $(809)           $(3,175)                $4,564
                                            ======           =====            =======                 ======



NOTE 3 -- Pro Forma Information:

         On July 14, 2000 and November 14, 2000 Trimble acquired the Spectra Precision Group and Tripod Data Systems ("Tripod"), respectively. Also, on April 2, 2001, the Company acquired certain assets of Grid Data System ("Grid Data"). The acquisitions have been accounted for under the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the dates of acquisition. The following pro forma information for the three and six month periods ended June 30, 2000 presents total revenue and net income for the period as if the transaction with the Spectra Precision Group was consummated on January 1, 2000. The pro forma information does not include the results of Tripod, nor the business acquired from Grid Data, as the operating results of Tripod and Grid Data are not material to the Company. This unaudited pro forma data does not purport to represent the Company's actual results of operations had the Spectra Precision Group acquisition occurred on January 1, 2000 and should not serve as a forecast of the Company's operating results for any future periods.

                           TRIMBLE NAVIGATION LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)


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



                                                                                          Pro Forma
                                                                          ------------------------------------------
                                                                           Three Months Ended    Six Months Ended
                                                                                June 30,             June 30,
                                                                                  2001                 2000
--------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Net revenue                                                                      $134,249              $253,003
                                                                                 ========              ========
Net income                                                                          9,205                 8,358
                                                                                 ========              ========

Basic net income per share                                                       $   0.40              $   0.36
                                                                                 ========              ========

Diluted net income per share                                                     $   0.36              $   0.33
                                                                                 ========              ========




NOTE 4 -- Derivative Financial Instruments:

         On December 30, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting For Derivative Instruments and Hedging Activities ("SFAS 133") (as amended by SFAS No. 137 and 138). As a result of the adoption of SFAS 133, the Company now recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or the intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholder's equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedging accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair value of derivatives not qualifying as hedges are reported in income. At June 29, 2001, the Company is using interest rate swaps to convert variable rate debt to fixed rate debt in order to reduce interest rate volatility risk. In accordance with SFAS No. 133, the Company has designated its swap agreements as a cash flow hedge and recorded the change in fair value of these hedge agreements as part of other comprehensive income (See Note 11 to the Condensed Consolidated Financial Statements.) The hedge is 100% effective based on the short-cut method. The swap is based on a notional amount of $25 million at the fixed interest rate of 5.195% during the term of the swap agreement. For the three months ended June 29, 2001, the change in fair value of this derivative amounted to $102,000 and is recorded as an addition to other liabilities and a reduction to other comprehensive income in the amount of $102,000 and $231,000 for the three and six month periods ended June 29, 2001. The fair value of this derivative as a liability amounted to $231,000 at June 29, 2001.


NOTE 5 -- Cash Equivalents, Short-Term Investments, and Marketable Equity
          Securities:

         Trimble considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All other liquid investments are classified as short-term investments. Trimble classifies all its short-term and marketable investments as "available-for-sale" securities. Available-for-sale securities are carried at fair value, with the unrealized holding gains and losses, net of tax effects, reported as a

                           TRIMBLE NAVIGATION LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)


separate component of shareholders' equity. Fair value is based on quoted market prices. The cost of debt securities in this classification is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest, dividends, and realized gains and losses, is included in interest and investment income. The cost of securities sold is based on the specific identification method.

         Investments in marketable securities follows at June 29, 2001 and December 29, 2000 were not material.


NOTE 6 -- Inventories:

         Inventories consist of the following:


                                                                              June 29,            December 29,
                                                                                2001                  2000
----------------------------------------------------------------------- --------------------- ---------------------
(In thousands)

Raw materials                                                                   $32,333              $27,878
Work-in-process                                                                   9,153                6,940
Finished goods                                                                   26,672               26,028
                                                                                -------              -------
                                                                                $68,158              $60,846
                                                                                =======              =======




NOTE 7 -- Discontinued Operations:

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

         As of June 29, 2001, Trimble has a remaining provision of $477,000 associated with the disposal of the General Aviation division, which includes $193,000 for the estimated remaining operating losses for service and warranty support and remaining severance costs, and $284,000 for facility and certain other contractual costs. The $477,000 liability is included in accrued liabilities in the Condensed Consolidated Balance Sheet at June 29, 2001. The provision at December 29, 2000 approximated $867,000.


NOTE 8 -- Disposition of Line of Business:

         On March 6, 2001, the Company sold its Air Transport Systems ("ATS") business, which is primarily located in Austin, Texas, to Honeywell Inc. for approximately $4.5 million in cash. As part of this sale the Company also intends to discontinue its manufacturing operations in Austin, Texas. These actions resulted in a loss of approximately $2.0 million, which is included in interest and other expenses on the Condensed Consolidated Statements of Operations for the six months ended June 29, 2001.

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

                           TRIMBLE NAVIGATION LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)


NOTE 9 -- Long-Term Debt:

         Long-term debt consists of the following:


                                                                              June 29,            December 29,
                                                                                2001                  2000
----------------------------------------------------------------------- --------------------- ---------------------
(In thousands)

New credit facilities                                                          $159,137              $162,000
Subordinated note                                                                80,000                80,000
Promissory note and long-term commitment                                          5,058                 9,037
Other                                                                                25                    25
                                                                               --------              --------
                                                                                244,220               251,062
Less current portion                                                            123,304               113,721
                                                                               --------              --------
Noncurrent portion                                                             $120,916              $137,341
                                                                               ========              ========



         Trimble's long-term debt primarily consists of $159 million outstanding under the available credit facilities and an $80 million subordinated promissory note. The Company's current portion of long-term debt consists of amounts payable within one year on the term loan portion of the credit facilities, the revolver portion of the credit facilities and $40 million of the subordinated note. There were no contingent liabilities outstanding at June 29, 2001.

NOTE 10 -- Segment Information:

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

         To achieve distribution, marketing, production, and technology advantages in Trimble's targeted markets, the Company manages itself within five segments:

        o Engineering and Construction -- Consists of products currently used by construction professionals in the field for positioning data collection, field computing, data management, and automated machine guidance and control. These products provide solutions for numerous construction applications, including: surveying; general construction; site preparation and excavation; road and runway construction; and underground construction.

        o Agriculture -- Consists of products that provide key advantages in a variety of agriculture applications, primarily in the areas of precise land leveling, machine guidance, yield monitoring and variable-rate applications of fertilizers and chemicals.

        o Fleet and Asset Management -- Consists of products that enable end-users to efficiently monitor and manage their mobile and fixed assets by transmitting location-relevant and time-sensitive information from the field to the office. The Company currently offers a range of products that address the following: long-haul trucking; municipal fleet management; shipping; and fixed asset data collection for a wide variety of governmental and private entities. This segment is an aggregation of its Mapping and GIS operation and our Mobile Positioning and Communications operation. These operations have been aggregated based on the fact that the products mentioned above are complimentary in its asset management solutions and there is a strong similarity in the production process, the types of customers, and distribution methods.

        o Component Technologies -- Currently, the Company markets its component products through an extensive network of OEM relationships. These products include proprietary chipsets, modules and a

                           TRIMBLE NAVIGATION LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)


              variety of intellectual property. The applications into which end-users currently incorporate our component products include: timing applications for synchronizing wireless and computer systems; in-vehicle navigation and telematics (tracking) systems; fleet management; security systems; data collection systems; and wireless handheld consumer products.

        o Portfolio Technologies -- Consists of various markets that use accurate position, velocity, and timing information. The products in this segment are used in airborne navigation, flight management, commercial marine navigation, and military applications. Also, included in this segment are the operations of the Company's Tripod Data Systems subsidiary. The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of the total revenue of the Company.

         Trimble evaluates each of these segment's performance and allocates resources based on profit and loss from operations before income taxes.

         The accounting policies applied by each of the segments are the same as those used by Trimble in general.

         The following table presents revenues, operating income (loss), and identifiable assets for Trimble's five segments. The information includes the operations of the Spectra Precision Group after July 14, 2000, Tripod Data Systems after November 14, 2000 and the information for the second quarter of fiscal 2000 has been reclassified in order to conform to the new basis of presentation. Operating income (loss) is net sales less operating expenses, excluding general corporate expenses, interest income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker
(CODM) views by segment are accounts receivable and inventory, except for the accounts receivable for Spectra Precision Group and Tripod Data Systems which are not currently allocated to business segments. Trimble does not report depreciation and amortization or capital expenditures by segment to the CODM.



                                                                       Three Months Ended
                                                                         June 29, 2001
                                         -------------------------------------------------------------------------------
                                         Engineering                 Fleet and
                                              &                        Asset      Component     Portfolio
                                         Construction Agriculture   Management   Technologies  Technologies    Total
---------------------------------------- ------------ ------------- ------------ ------------- ------------ ------------
(In thousands)

External net revenues                       $86,740       $6,677       $15,249       $16,615       $8,306      $133,587
                                            =======       ======       =======       =======       ======      ========
Inter-segment net revenue                       194           --            --            --         (194)           --
                                            =======       ======       =======       =======       =======     ========
Operating profit (loss) before
   corporate allocations                     17,487           67         1,298         3,011         (596)       21,267
Corporate allocation (1)                         --           --            --            --           --            --
                                            -------       ------       -------       -------       ------      --------
Operating profit (loss)                     $17,487       $   67       $ 1,298       $ 3,011       $ (596)     $ 21,267
                                            =======       ======       =======       =======       ======      ========





                                                                        Six Months Ended
                                                                         June 29, 2001
                                         -------------------------------------------------------------------------------
                                         Engineering                 Fleet and
                                              &                        Asset      Component     Portfolio
                                         Construction Agriculture   Management   Technologies  Technologies    Total
---------------------------------------- ------------ ------------- ------------ ------------- ------------ ------------
(In thousands)

External net revenues                      $160,453      $14,800       $27,058       $32,777      $16,362    $251,450
                                           ========      =======       =======       =======      =======    ========
Inter-segment net revenue                       194           --           --            --          (194)         --
                                           ========      =======       =======       =======      =======    ========
Operating profit (loss) before corporate
   allocations                               27,792          604         1,074         5,244       (1,233)     33,481
Corporate allocation (1)                         --           --            --            --           --          --
                                           --------      -------       -------       -------      -------    --------
Operating profit (loss)                    $ 27,792      $   604       $ 1,074       $ 5,244      $(1,233)   $ 33,481
                                           ========      =======       =======       =======      =======    ========



                           TRIMBLE NAVIGATION LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)



                                                                         June 29, 2001
                                         -------------------------------------------------------------------------------
                                         Engineering                Fleet and
                                              &                       Asset       Component     Portfolio
                                         Construction  Agriculture   Management   Technologies Technologies     Total
---------------------------------------- ------------ ------------ ------------- ------------- ------------ ------------
(In thousands)

Assets:
   Accounts receivable (2)                  $30,862       $2,785      $12,567       $10,577        $4,575      $61,366
   Inventory                                $43,424       $3,050      $ 6,664       $ 3,375        $9,252      $65,765



                                                                      Three Months Ended
                                                                         June 30, 2000
                                        --------------------------------------------------------------------------------
                                        Engineering                 Fleet and
                                             &                        Asset       Component     Portfolio
                                        Construction  Agriculture  Management   Technologies   Technologies    Total
--------------------------------------- ------------- ------------ ------------ -------------- ------------ ------------
(In thousands)

External net revenues                       $28,670       $4,043      $17,218       $14,722       $6,611       $71,264
                                            =======       ======      =======       =======       ======       =======
Operating profit before corporate
   allocations                                9,790          762        4,219         4,071          156        18,998
Corporate allocation (1)                     (3,780)        (681)      (2,058)       (1,197)        (672)       (8,388)
                                            -------       ------      -------       -------       ------       -------
Operating profit (loss)                     $ 6,010       $   81      $ 2,161       $ 2,874       $ (516)      $10,610
                                            =======       ======      =======       =======       ======       =======



                                                                        Six Months Ended
                                                                         June 30, 2000
                                         -------------------------------------------------------------------------------
                                         Engineering                 Fleet and
                                              &                        Asset      Component     Portfolio
                                         Construction Agriculture   Management   Technologies  Technologies    Total
---------------------------------------- ------------ ------------- ------------ ------------- ------------ ------------
(In thousands)

External net revenues                       $54,727      $ 8,840      $32,195       $28,990       $11,652     $136,404
                                            =======      =======      =======       =======       =======     ========
Operating profit (loss) before
   corporate allocations                     18,880        2,306        7,453         8,303          (124)      36,818
Corporate allocation (1)                     (7,560)      (1,362)      (4,116)       (2,394)       (1,343)     (16,775)
                                            -------      -------      -------       -------       -------     --------
Operating profit (loss)                     $11,320     $    944      $  3,337      $ 5,909       $(1,467)    $ 20,043
                                            ========    =========     =========     =======       =======     ========



                                                                       December 29, 2000
                                        --------------------------------------------------------------------------------
                                        Engineering                 Fleet and
                                             &                        Asset       Component     Portfolio
                                        Construction  Agriculture   Management   Technologies  Technologies    Total
--------------------------------------- ------------- ------------ ------------- ------------- ------------ ------------
(In thousands)

Assets:
   Accounts receivable (2)                 $23,685        $4,649      $12,164       $11,892       $6,469        $58,859
   Inventory                               $39,146        $1,774     $  5,775      $  2,360       $8,074        $57,129

----------------------------

(1) For the fiscal quarter ended June 29, 2001, the Company did not allocate corporate expenses and for the fiscal quarter ended June 30, 2000, the Company determined the amount of corporate allocations charged to each of its segments based on a percentage of the segments' monthly revenue, gross profit, and controllable spending (research and development, marketing, and general and administrative).

(2) As presented, the accounts receivable number excludes cash in advance, reserves, and the Spectra Precision Group's and Tripod Data Systems accounts receivable as of June 29, 2001 and December 29, 2000, which are not allocated between divisions.

                           TRIMBLE NAVIGATION LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)


         The following are reconciliations corresponding to totals in the accompanying consolidated financial statements:


                                                        Three Months Ended                Six Months Ended
                                                  -------------------------------- --------------------------------
                                                     June 29,        June 30,         June 29,        June 30,
                                                       2001            2001             2000            2000
------------------------------------------------- --------------- ---------------- --------------- ----------------
(In thousands)

Operating profit (loss):
   Total for reportable divisions                      $21,267         $10,610         $ 33,481         $20,043
   Unallocated corporate expenses                      (17,285)          1,413          (32,667)          1,202
                                                       -------         -------         --------         -------
       Operating profit                                $ 3,982         $12,023         $    814         $21,245
                                                       =======         =======         ========         =======



                                                                              June 29,            December 29,
                                                                                2001                  2000
----------------------------------------------------------------------- --------------------- ---------------------
(In thousands)

Assets:
   Accounts receivable total for reportable divisions                           $61,366               $58,859
   Unallocated (1)                                                               25,913                24,741
                                                                                -------               -------
       Total                                                                    $87,279               $83,600
                                                                                =======               =======

   Inventory total for reportable divisions                                     $65,765               $57,129
   Common inventory (2)                                                           2,393                 3,717
                                                                                -------               -------
       Net inventory                                                            $68,158               $60,846
                                                                                =======               =======
----------------------------

(1) Includes cash in advance and reserves that are not allocated by segment. Also for June 29, 2001 and December 29, 2000 accounts receivable includes the Spectra Precision Group and Tripod Data System as their accounts receivable are not allocated by segment.

(2)  Consists of inventory that is common between the segments. Parts can be used by more than one segment.

NOTE 11 -- Equity:

         Comprehensive Income (Loss)

         The components of other comprehensive income (loss), net of related tax, include:


                                                     Three Months Ended                  Six Months Ended
                                              ---------------------------------- ----------------------------------
                                                 June 29,          June 30,         June 29,          June 30,
                                                   2001              2000             2001              2000
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
(In thousands)
Cumulative foreign currency translation            $(3,751)         $  (434)         $(11,928)         $  (740)
   adjustments
Net loss on interest rate swap                        (102)              --              (231)              --
Net unrealized gain on investments                     105               22               105               86
                                                   -------          -------          --------          -------
   Other comprehensive loss                        $(3,748)         $  (412)         $(12,054)         $  (654)
                                                   =======          =======          ========          =======


                           TRIMBLE NAVIGATION LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)


         The components of accumulated other comprehensive income (loss), net of related tax include:


                                                                              June 29,            December 29,
                                                                                2001                  2000
----------------------------------------------------------------------- --------------------- ---------------------
(In thousands)
Cumulative foreign currency translation adjustments                            $(20,891)              $(8,963)
Net loss on interest rate swap                                                     (231)                   --
Net unrealized gain (loss) on investments                                           105                    --
                                                                               --------               -------
   Accumulated other comprehensive loss                                        $(21,017)              $(8,963)
                                                                               ========               =======



         Warrant Exercise

         On May 31, 2001, a warrant holder exercised their rights to acquire 400,000 shares of common stock at an effective price of $10.95 per share for aggregate net proceeds to the Company of $4.4 million.


NOTE 12 -- Earnings Per Share:

         The following table sets forth the computation of Trimble's basic and diluted earnings (loss) per share:


                                                                 Three Months Ended              Six Months Ended
                                                           -----------------------------  -------------------------------
                                                              June 29,        June 30,       June 29,        June 30,
                                                                2001            2000           2001            2000
---------------------------------------------------------  --------------  -------------  --------------  ---------------
(In thousands, except per share amounts)

Numerator:
   Income (loss) available to common shareholders used in
     basic and diluted income (loss) per share                 $ (1,974)       $ 12,357       $(13,561)        $21,069
                                                               ========        ========       ========         =======

Denominator:
   Weighted-average number of common shares used in
     calculating basic income (loss) per share                   24,525          23,157         24,372          23,003

   Effect of dilutive securities:
     Common stock options                                            --           2,382             --           2,213
     Common stock warrants                                           --             300             --             275
                                                               --------        --------       --------         -------

   Weighted-average number of common shares and dilutive
     potential common shares used in calculating diluted
     income (loss) per share                                     24,525          25,839         24,372          25,491
                                                               ========        ========       ========         =======

Basic income (loss) per share                                  $  (0.08)       $   0.53       $  (0.56)        $  0.92
                                                               ========        ========       ========         =======

Diluted income (loss) per share                                $  (0.08)       $   0.48       $  (0.56)        $  0.83
                                                               ========        ========       ========         =======



NOTE 13 -- Related-Party Transactions:

         Related-Party Lease

         The Company currently leases office space in Ohio from an association of three individuals, two of whom are employees of one of the Company's U.S. operating units, under a noncancelable operating lease arrangement expiring in 2011 entered into in connection with the acquisition of the Spectra Precision Group. The annual rent is $345,000, and is subject to adjustment based on the terms of the lease. The Condensed Consolidated Statements of

                           TRIMBLE NAVIGATION LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)

Operations include expenses from this operating lease of $86,351 and $172,702 for the three and six month periods ended June 29, 2001.


NOTE 14 -- Contingencies:

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


NOTE 15 -- Restructuring Charges:

         Restructuring charges of $0.9 million were recorded for the three and six month periods ended June 29, 2001, which were related to our previously announced work force reduction. The entire $0.9 million represents actual severance costs paid during the three months ended June 29, 2001, related to a reduction in work force of approximately 130 employees. As of June 29, 2001 all amounts have been paid and there is no accrual relating to the restructuring.


NOTE 16 -- New Accounting Standards:

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combination" ("FAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or thereafter). Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We will adopt both statements on January 1, 2002 and are currently evaluating the impact of these statements. We have not yet quantified the impact of these statements on our operations. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002, and we have not yet determined what the effect of these tests will be on our earnings and financial position. Any impairment resulting from our initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.

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


RECENT BUSINESS DEVELOPMENTS

         Effective as of April 2, 2001, Trimble completed the acquisition of certain assets of Grid Data Inc. ("Grid Data"), an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, Trimble may make certain earn-out payments based upon the completion of certain business milestones, which must be completed no later than October 2, 2003. These payments aggregate up to an additional $7.3 million worth of Trimble common stock or under certain circumstances, at Trimble's option, a portion of the earn-out may be paid in cash. The additional consideration, if earned, will result in additional goodwill.

         On March 6, 2001, the Company sold its Air Transport Systems ("ATS") business to Honeywell Inc. The ATS business was a part of our Portfolio Technologies segment. The sale to Honeywell consisted of the Trimble 8100, the HT 9100 and two other product lines, which were included in the ATS business. (See Note 8 to Condensed Consolidated Financial Statements.)

         Effective as of November 14, 2000, Trimble completed the acquisition of Tripod Data Systems, Inc. ("Tripod"), an Oregon corporation for an aggregate purchase price of approximately $15 million, which is subject to a final adjustment in the purchase price as provided for in the acquisition agreements. The purchase price was in the form of shares of the common stock of Trimble. The acquisition was accounted for as a purchase transaction. Tripod Data Systems operates as a wholly owned subsidiary of Trimble.

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


RESULTS OF OPERATIONS

         The income from operations excludes certain one-time and acquisition related charges and discontinued operations adjustment that management believes are not reflective of on-going operations. The following table reflects results of operations to exclude the effects of such items as follows (in thousands):

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)




                                                       Three Months Ended                 Six Months Ended
                                                -------------------------------- -----------------------------------
                                                 June 29,   June 30,  Increase/   June 29,   June 30,    Increase/
                                                   2001       2000    (Decrease)    2001       2000      (Decrease)
----------------------------------------------  ----------  --------  ---------- ----------  ---------  -------------

Income (loss) before income taxes                  $ (974)   $13,730   $(14,704)  $(12,061)   $23,410     $(35,471)
One-time and acquisition-related charges:
   Loss on sale of business (Other income and
     expense)                                          --         --         --      1,964         --        1,964
   Amortization of goodwill and other
     purchased intangible                           7,394         --      7,394     14,710         --       14,710
   Restructure                                        910         --        910        910         --          910
   Gain on sale of minority investment (Other
     income and expense)                             (270)    (1,024)       754       (270)    (1,024)         754
                                                   ------    -------   --------   --------    -------     --------

     Total one-time and acquisition-related
       charges                                      8,034     (1,024)     9,058     17,314     (1,024)      18,338
                                                   ------    -------   --------   --------    -------     --------
Adjusted net income (loss) before taxes             7,060     12,706     (5,646)     5,253     22,386      (17,133)
Income tax provision                                1,000      1,271       (271)     1,500      2,239         (739)
                                                   ------    -------   --------   --------    -------     --------
Adjusted net income (loss)                         $6,060    $11,435   $ (5,375)  $  3,753    $20,147     $(16,394)
                                                   ======    =======   ========   ========    =======     ========



Total Revenues
--------------

         Total revenue from Trimble's operations for the three month period ended June 29, 2001 were $133.6 million, as compared with $71.3 million in the corresponding period in fiscal 2000. Total revenue from Trimble's operations for the six month period ended June 29, 2001 were $251.5 million, as compared with $136.4 million in the corresponding period in fiscal 2000. The table below presents Trimble's revenues by segment:



                                               Three Months Ended                      Six Months Ended
                                     --------------------------------------  ---------------------------------------
                                       June 29,     June 30,    Increase/     June 29,      June 30,    Increase/
                                         2001         2000      (Decrease)      2001          2000      (Decrease)
-----------------------------------  ------------  -----------  -----------  -----------  ------------  -----------
(In thousands)

Engineering and Construction             $ 86,740      $28,670        203%     $160,453      $ 54,727        193%
Agriculture                                 6,677        4,043         65        14,800         8,840         67
Fleet and Asset Management                 15,249       17,218        (11)       27,058        32,195        (16)
Component Technologies                     16,615       14,722         13        32,777        28,990         13
Portfolio Technologies                      8,306        6,611         26        16,362        11,652         40
                                         --------      -------                 --------      --------
     Total                               $133,587      $71,264         87%     $251,450      $136,404         84%
                                         ========      =======                 ========      ========



Engineering and Construction
----------------------------

         Engineering and Construction revenues increased for the three and six month period ended June 29, 2001, as compared with the corresponding periods in fiscal 2000. The increases are due primarily to the following:

        o Revenues generated during the three and six month period ended June 29, 2001 resulting from the purchase of the Spectra Precision Group in July 2000, accounted for approximately $51.1 million and $95.1 million for the three and six month periods, respectively.

        o Demand for the Company's newly introduced line of integrated Land Survey products continued to accelerate throughout the second fiscal quarter of 2001.

        o Strong demand continued for our SiteVision machine control solution for the construction industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


Agriculture
-----------

         Agriculture revenues increased for the three and six month periods ended June 29, 2001, as compared with the corresponding periods in fiscal 2000. The increases are primarily due to the following:

        o Revenues generated from the agricultural water management product line that was acquired with the purchase of the Spectra Precision Group in July 2000 accounted for approximately for $2.6 million and $4.5 million for the three and six month periods, respectively.

        o Growth of our GPS machine control products was impacted by the continued economic slowdown which resulted in conservative buying behavior in agriculture in the United States.

        o Introduction of new products, including the AgGPS(R) Autopilot system, the AgGPS 170 Field Computer, the AgGPS160 Portable Computer, the AgGPS 114, and the PSO Plus Parallel Swathing Option with Data Logging also contributed to revenue.


Fleet and Asset Management
--------------------------

         Fleet and Asset Management revenues decreased for the three and six month periods ended June 29, 2001, as compared with the corresponding period in fiscal 2000. The decreases are due to the following:

        o Fleet management products continue to be impacted by softness in demand primarily in Latin America due to an economic slowdown.


Component Technologies
----------------------

         Component Technologies revenues increased for the three and six month periods ended June 29, 2001, as compared with corresponding periods in fiscal 2000. The increases are due to the following:

        o Timing products for wireless communication networks demonstrated particular strength during the second quarter.

        o     Automotive  and  embedded  product  lines  were up  approximately
              12.1% and 12.7% for the three and six month periods year-over-year, respectively.


Portfolio Technologies
----------------------

         Portfolio Technologies revenues increased for the three and six month periods ended June 29, 2001, as compared with corresponding periods in fiscal 2000. The increases are due to the following:

       o Military-related revenues decreased by 37% and 16% for the three and six month periods over prior year levels.

       o Revenue from the recent acquisition of Tripod Data Systems, which closed in mid-November of fiscal 2000 contributed $3.9 million and $7.1 million to revenue for the three and six month periods ended June 29, 2001, respectively.

       o These increases were partially offset by a 26% reduction in the commercial aviation line for the three months ended June 29, 2001 as we wind down that operation due to the previously announced sale of our Air Transport product line to Honeywell. The sale of the air transport product line to Honeywell was completed in March 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


Revenues outside the U.S.
-------------------------

* Sales to unaffiliated customers in locations outside the U.S. comprised approximately 49% and 54% in the first six months of the Company's revenues in fiscal 2001 and 2000, respectively. During the six month period ended June 29, 2001, Trimble experienced strong demand in Europe and the United States. From a regional perspective, on a consolidated basis, North and South America represented 61% of our revenue, Europe 30%, and Asia nine percent. Trimble anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue. For this reason, Trimble is subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. For products based on GPS technology, there may be reluctance in certain foreign markets to purchase such products given the control of GPS by the U.S. Government. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, and on May 1, 2000 eliminated the use of Selective Availability (SA) -- a method of degrading GPS accuracy -- Trimble's results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.


Gross Margin
------------

* Gross margin varies on a quarterly basis due to a number of factors, including product mix, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. Gross margin as a percentage of total product revenues was 49% for the three month period ending June 29, 2001 as compared with 59% in the corresponding 2000 period. Gross margin as a percentage of total product revenues was 49% for the six month period ending June 29, 2001 as compared with 58% in the corresponding 2000 period. The decrease in gross margin percentage for the three and six month period ended June 29, 2001, as compared with the corresponding 2000 periods is due, in part, to a three and six million dollar charge associated with the write-down of inventory related to the consolidation and simplification of product lines, which impacted gross margin by approximately two percent. Because of product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margins cannot be assured.


* Trimble expects that in the future a higher percentage of its business will be conducted through alliances with strategic partners. As a result of volume pricing and the assumption of certain operating costs by potential partners, margins on this type of business are likely to be lower than sales directly to end-users.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



Operating Expenses
------------------

         The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:



                                                    Three Months Ended                      Six Months Ended
                                          --------------------------------------- --------------------------------------
                                           June 29,     June 30,     Increase/     June 29,     June 30,     Increase/
                                             2001         2000       (Decrease)      2001         2000       (Decrease)
----------------------------------------- ------------ ------------ ------------- ------------ ------------ ------------
(dollars in thousands)

Research and development                       $15,736    $ 9,182         71%       $ 31,555      $18,059         75%
Sales and marketing                             27,530     14,033         96          55,671       26,679        109
General and administrative                       9,979      6,647         50          19,371       12,947         50
Restructuring charges                              910         --        N/A             910           --        N/A
Amortization of goodwill and other
 purchased intangibles                           7,394         --        N/A          14,710           --        N/A
                                               -------    -------                   --------      -------
 Total                                         $61,549    $29,862        106%       $122,217      $57,685        112%
                                               =======    =======                   ========      =======



Research and Development
------------------------

         Research and development expenses increased in the three and six month periods ended June 29, 2001, as compared with the corresponding periods in fiscal 2000. The primary reasons for the increases are as follows:


        o The purchase of the Spectra Precision Group in July 2000 accounted for approximately $5.2 million and $10.7 million of the increases for the three and six month periods ended June 29, 2001 over the prior year expense levels, respectively.

        o Trimble's receipt of approximately $0.3 million and $1.0 million less from cost reimbursement funds for military research and development programs for the three and six month periods ended June 29, 2001 as compared to the same periods in fiscal year 2000, respectively.

        o Expenses related to Tripod Data Systems, which was acquired in mid-November of fiscal 2000, represented $0.8 million and $1.6 million, respectively, of the increases for the three and six month periods ended June 29, 2001 over the similar periods in the prior year.

* The Company believes that the development and introduction of new products is critical to its future success and expects to continue its active development of future products.


Sales and Marketing
-------------------

         Sales and marketing expenses increased for the three and six month periods ended June 29, 2001, as compared with the corresponding periods in fiscal 2000. The primary reasons for the dollar increase in expenses from fiscal 2000 to fiscal 2001 are as follows:

        o The purchase of the Spectra Precision Group in July 2000 accounted for approximately $13.1 million and $27.3 million of the increase over prior year expense levels, respectively.

        o Expenses related to Tripod Data Systems, which was acquired in mid-November of fiscal 2000, represented $0.5 million and $1.0 million of the increase over the similar periods in the prior year, respectively.

* Trimble's future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, and on our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


ability to continue to identify and exploit new markets for our products. In addition, we have encountered significant competition in selected markets, and we expect such competition to intensify as the market for our GPS applications receives market acceptance. Several of Trimble's competitors are major corporations with substantially greater financial, technical, and marketing resources. Increased competition may result in reduced market share for the Company and is likely to result in price reductions of our products, which could adversely affect Trimble's revenues and profitability.


General and Administrative
--------------------------

         General and administrative expenses increased for the three and six month periods ended June 29, 2001, as compared with the corresponding periods in fiscal 2000. The primary reasons for the increases are as follows:

        o The purchase of Spectra Precision Group in July 2000 accounted for approximately $2.5 million and $4.8 million of the increases over the same periods in the prior year, respectively.

        o Increases in depreciation expenses related to equipment purchases represented approximately $0.5 million and $1.1 million of the increases over the similar period in the prior year, respectively.

        o Expenses related to Tripod Data Systems, which was acquired in mid-November of fiscal 2000, represented $0.2 million and $0.5 million of the increases over the similar period in the prior year, respectively.


Restructuring charges
---------------------

         Restructuring charges of $0.9 million were recorded for the three and six month periods ended June 29, 2001, which were related to our previously announced work force reduction. See Note 15 of Condensed Consolidated Financial Statements for discussion regarding the restructuring.


Amortization of Goodwill and Other Intangibles
----------------------------------------------

         Amortization expense of goodwill and other intangibles increased for the three and six month periods ended June 29, 2001 by approximately $7.4 million and $14.7 million, respectively, all of which is related primarily to the purchase of Spectra Precision Group.


Nonoperating income (expense), net
----------------------------------

         Nonoperating income (expense), net, increased for the three and six month periods ended June 29, 2001 as compared with the corresponding periods in fiscal 2000. The primary reasons for the increases are as follows:

        o Increased interest expenses related to new loans and credit facilities accounted for approximately $4.5 million and $9.6 million, respectively, of the increase over the similar periods in the prior year.

        o Decreased interest income resulting from the sale and maturities of short-term investments accounted for approximately $1.4 million and $2.6 million, respectively of the change over the similar periods in the prior year.

        o Loss on the sale of ATS and the anticipated closure of the Austin, Texas facility totaled approximately $2.0 million for the six month period ended June 29, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


Income Taxes
------------

         The Company recorded provisions for income taxes of $1.0 million for the three months ended June 29, 2001 and $1.5 million for the six months ended June 29, 2001. These amounts reflect foreign taxes on profits in foreign jurisdictions, withholding taxes and the inability to realize the benefit of net operating losses generated in the United States. The provisions for income taxes for the comparable periods in 2000 were approximately $1.4 million and $2.3 million, respectively, and represented an effective tax rate of 10%. The 2000 income tax rate was less than the federal statutory rate of 35%, due primarily to the realization of the benefits from prior net operating losses and previously reserved deferred tax assets.


Inflation
---------

         The effects of inflation on the Company's financial results have not been significant to date.


Liquidity and Capital Resources
-------------------------------

         At June 29, 2001, Trimble had cash and cash equivalents of $27.8 million. Trimble's cash and cash equivalents decreased from the prior year primarily due to the purchase of the Spectra Precision Group in July 2000. Trimble's long-term debt consisted of $159.0 million outstanding under senior secured credit facilities, and an $80 million subordinated promissory note. Trimble has relied primarily on cash provided by financing activities to fund capital expenditures, and other investing activities. Management believes that its cash and cash equivalents, together with its credit facilities, will be sufficient to meet its anticipated operating cash needs at least through the end of the current fiscal year.

* For the six month period ended June 29, 2001, cash used in operating activities was $3.8 million, as compared to cash provided of $11.7 million in the corresponding period in fiscal 2000. Cash used in operating activities in fiscal 2001 arose from the Company's net loss, partially offset by depreciation and amortization and increase in inventories and offset partially by increases in bank and other short-term borrowings, the current portion of long-term debt, accounts payable and accrued liabilities related to the sale of ATS. We increased inventory in anticipation of seasonal growth in Trimble's Engineering and Construction business segment, which typically experiences growth in mid to late March. Inventory also increased higher than we expected due to the softer than anticipated sales in the six month period ended June 29, 2001. Trimble's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable, and the successful management of the Company's manufacturing relationship with Solectron Corporation.

         Cash flows used in investing activities were $10.2 million in the six month period ended June 29, 2001 as compared to cash provided by investing activities that totaled $25.4 million in the same period in the prior year. Cash used in investing activities increased due to payments for the purchase of Spectra Precision which totaled $4.7 million, combined with payments for the acquisition of property and equipment which totaled $4.5 million.

         Proceeds from the issuance of common stock to employees pursuant to Trimble's stock option plan and employee stock purchase plan provided $4.2 million for the six month period ended June 29, 2001 that were partially offset by payments of long-term debt and revolving credit lines which used $7.0 million on a net basis. Cash provided by sales of common stock in fiscal year 2001 represents the proceeds from purchases made by employees pursuant to Trimble's stock option plan and employee stock purchase plan, as well as the exercise of warrants issued to John Hancock Life Insurance Company of $4.4 million.

         In July 2000, ABN AMRO Bank, N.V. led a syndicate of banks which underwrote $200 million of new senior, secured credit facilities for the Company (the "New Credit Facilities") to support the acquisition of the Spectra Precision Group and the Company's ongoing working capital requirements and to refinance certain existing debt. The New Credit Facilities are comprised of a $50 million three-year U.S. dollar only revolver; a $50 million three-year multi-currency revolver; and a $100 million five-year term loan. Pricing for any borrowings under the New Credit Facilities is fixed for the first six months at LIBOR plus 275 basis points and is thereafter tied to a formula, based on the Company's leverage ratio (which is defined as all outstanding debt (excluding the seller

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


subordinated note) over EBITDA). Trimble has used approximately $159 million available under the New Credit Facilities, comprising of the $92 million five-year term loan, $50 million three-year U.S. dollar only revolver, and $17 million three-year multi-currency revolver. The New Credit Facilities are secured by all material tangible and intangible assets of the Company, subject to foreign tax considerations. If Trimble is able to achieve and maintain a leverage ratio (Debt/EBITDA) of 2.0x or less for four consecutive quarters, the security for the New Credit Facilities will be released. Financial covenants of the New Credit Facilities include leverage, fixed charge, and minimum net worth tests. During the quarter, the Company negotiated changes to relax certain of these financial covenants to maintain compliance through the end of the term of the New Credit Facilities. The two $50 million revolvers are paid as the loans mature and the loan commitment fees are paid on a quarterly basis. The five-year term loan is payable commencing March 31, 2001 in quarterly installments (excluding interest) of $4 million over the first year, $5 million over the second year, $6 million over the next year and a half and $7 million for the remaining quarters until the debt is paid off. In addition, Trimble is restricted from paying dividends and is limited as to the amount of its common stock it can repurchase under the terms of the New Credit Facilities. The Company is allowed to repurchase shares of its common stock only up to 25% of net income in the previous fiscal year.

         In July 2000 as part of the acquisition of the Spectra Precision Group, Trimble issued an $80 million subordinated note bearing interest at an annual rate of a 10%, payable in cash or additional seller paper at the Company's option. The subordinated seller note has a stated two year maturity ($40 million is due in fiscal 2001 and $40 million is due in fiscal 2002), but carries an automatic maturity deferral provision which effectively extends the maturity date to that date on which Trimble is allowed to repay the note without triggering a default under the New Credit Facilities. The automatic deferral provision was exercised for the $40 million payment due in fiscal 2001. The New Credit Facilities allow Trimble to repay the seller note at any time (in part or in whole), provided that (a) Trimble's leverage ratio (Debt (excluding the seller note)/EBITDA) prior to such repayment is less than 1.0x and (b) after giving effect to such repayment Trimble would have (i) a leverage ratio (Debt (excluding any remaining portion of the seller note)/EBITDA) of less than 2.0x and (ii) cash and unused availability under the revolvers of the New Credit Facilities of at least $35 million. Although the subordinated seller note will carry certain limited covenants and defaults, the seller will be barred in the event of default from pursuing such rights and remedies for the stated maturity of the New Credit Facilities (i.e., a five-year standstill). The New Credit Facilities also prohibit cash payments of interest or principal on the subordinated seller note during a period of default.

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


Recent Accounting Pronouncements
--------------------------------

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combination" ("FAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or thereafter). Under FAS 142, goodwill and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We will adopt both statements on January 1, 2002 and are currently evaluating the impact of these statements. We have not yet quantified the impact of these statements on our operations. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002, and we have not yet determined what the effect of these tests will be on our earnings and financial position. Any impairment resulting from our initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.


Certain Other Risk Factors
--------------------------

Difficulties in Integrating New Acquisitions Could Adversely Affect Our
-----------------------------------------------------------------------
Business.
--------

         Critical to the success of our growth is the effective and timely integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. The acquisition of the Spectra Precision Group presents unique product, marketing, research and development, facilities, information systems, accounting, personnel and other integration challenges. This transition is continuing and involves certain risks, including: the potential inability to successfully integrate acquired operations and businesses; the inability to realize anticipated synergies or cost reductions or other value; diversion of management's attention; difficulties in scaling up production at new sites and coordinating management of operations at new sites; and loss of key employees of acquired operations. Also, our information systems and those of the companies we acquire are often incompatible, requiring substantial upgrades to one or the other. Further, our current senior combined management is a combination of the prior senior management teams of Trimble and the Spectra Precision Group several of whom have not previously worked with other members of management. The benefits to us of the acquisition and our success, as a whole, depends upon our succeeding in each of these and other integration challenges. The integration of our business with another may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention

         Our sales force is and will be in the future a combination of our sales force and the sales forces of the businesses we acquire, which must be effectively integrated for us to remain successful. Our acquisition of the Spectra Precision Group has resulted in sales forces differing in products sold, marketing channels used and sales cycles and models applied. Accordingly, we may experience disruption in sales and marketing in connection with our efforts to integrate our various sales and marketing forces, and we may be unable to efficiently or effectively correct any such disruptions or achieve our sales and marketing objectives if we fail in these efforts. Furthermore, it may be difficult to retain key sales personnel. As a result, we may fail to take full advantage of the combined sales forces' efforts, and one company's sales approaches and distribution channels may be ineffective in promoting another entity's products, all of which may materially harm our business, financial condition or operating results.

Risks Associated with Sole Suppliers and Limited Sources.
--------------------------------------------------------

         With the selection of Solectron Corporation in August 1999 as an exclusive manufacturing partner for many of our GPS products previously manufactured out of our Sunnyvale facilities, Trimble is substantially dependent upon a sole supplier for the manufacture of its products. Under the agreement with Solectron, Trimble provides to Solectron a twelve-month product forecast and places purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to Trimble customers. Although Trimble purchase orders placed with Solectron are cancelable, the terms of the agreement would require Trimble to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. Accordingly, if Trimble inaccurately forecasts demand for its products, Trimble may be unable to obtain adequate manufacturing capacity from Solectron to meet customers' delivery requirements or Trimble may accumulate excess inventories. In addition, we rely on sole suppliers for a number of our critical ASICS. We have experienced shortages of such supplies in the past. Our reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing. The disruption or termination of any of these sources could have a material adverse effect on our business, operating results and financial condition. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could significantly delay our ability to ship our products, which could damage

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


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

Risks of Managing Future Growth.
-------------------------------

         Any significant growth in our sales or any significant expansion in the scope of our operations could strain our management, financial, manufacturing and other resources and may require us to implement and improve a variety of operating, financial and other systems, procedures and controls. While Trimble plans significant expansion of its sales, accounting, manufacturing, and other information systems to meet these challenges, there can be no assurance that these efforts will succeed, or that any existing or new systems over time, procedures or controls will be adequate to support our operations or that our systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in a timely and efficient manner could have a material adverse effect on our business, operating results and financial condition.

Competition.
-----------

         Trimble's markets are highly competitive. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GPS, optical and laser suppliers and competition may intensify from various larger domestic and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


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

Volatility of Stock Price.
-------------------------

         Our common stock has experienced and can be expected to experience substantial price volatility in response to actual or anticipated quarterly variations in results of operations, announcements of technological innovations or new products by us or our competitors, developments related to patents or other intellectual property rights, developments in our relationship with customers, suppliers, or strategic partners and other events or factors. In addition, any short-fall or changes in revenue, gross margins, earnings, or other financial results from analysts' expectations could cause the price of our common stock to fluctuate significantly. Additionally, certain macro-economic factors such as changes in interest rates as well as market climate for the high-technology sector could also have an impact on the trading price of our stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


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

Dependence on New Products.
--------------------------

         Trimble's future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance of such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the future success of Trimble. In some of our markets -- for example, Engineering & Construction where we currently have a market leadership position -- a delay in new product introductions could have a significant impact on our results of operations. No assurance can be given that we will not incur problems in the future in innovating and introducing new products. In addition, some of our products are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results.

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

Dependence on Key Markets and Successful Identification of New Markets.
----------------------------------------------------------------------

         Trimble's current products serve many applications in Engineering & Construction, Agriculture, Fleet & Asset Management, Component Technologies, and Portfolio Technologies market segments. No assurances can be given that these market segments will continue to generate significant or consistent demand for our products. Existing market segments could be significantly diminished by new technologies or products that replace or render obsolete our technologies and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


products. Trimble is dependent on successfully identifying new markets for its products. There can be no assurance that the Company will be able to successfully identify new high-growth markets in the future. Moreover, there can be no assurance that new markets will develop for Trimble or its customers' products, or that our technology or pricing will enable such markets to develop.

Dependence on Retaining and Attracting Highly Skilled Development and Managerial
--------------------------------------------------------------------------------
Personnel.
---------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


Reliance on GPS Satellite Network.
---------------------------------

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


Reliance on Continuous Power Supply.
-----------------------------------

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The following is a discussion of Trimble's exposure to market risk as of June 29, 2001 related to changes in interest rates and foreign currency exchange rates. Trimble uses certain derivative financial instruments to manage these risks. Trimble does not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with policies approved by Trimble's board of directors.

Market Interest Rate Risk
-------------------------

         Short-term Investments Owned by the Company.  As of June 29, 2001,
         -------------------------------------------
 Trimble had $105,000 in a marketable investment.

         Outstanding Debt of the Company. The Company is exposed to market risk due to the possibility of changing interest rates under its new senior secured credit facilities. The Company's new credit facilities are comprised of a three-year US dollar-only revolver, a three-year Multi-Currency revolver, and a five-year term loan. The entire credit facility has interest payments based on a floating rate of LIBOR plus 275 basis points for the first six months and thereafter tied to a formula based on the Company's leverage ratio. The US dollar and the Multi-Currency revolvers run through July 2003 and have outstanding principle balances at June 29, 2001 of $50.0 million and $17.0 million, respectively. As of June 29, 2001 the Company has borrowed from the Multi-Currency revolver in US currency only. The term loan runs through July 2005 and has an outstanding principle balance of $92.0 million at June 29, 2001. The three-month LIBOR effective rate at June 29, 2001 was 3.71%. A ten percent increase in three-month LIBOR rates could result in approximately $589,890 annual increase in interest expense on the existing principal balances.

         In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Trimble has an interest rate swap agreement on a portion of the variable rate debt which fix the rate on the notional amount of $25.0 million at 5.195%.

         The Company also has $3.2 million of Euro-denominated debt. At June 29, 2001 $3.2 million was current. The interest rate on the current portion of this instrument is fixed at six percent. A hypothetical ten percent decrease in interest rates would not have a material impact on the Company as related to this debt.

         In addition, the Company has a $1.9 million promissory note, of which $28,000 was current at June 29, 2001. The note is payable in monthly installments, bearing a 7.14% variable interest rate. A hypothetical ten percent increase in interest rates would not have a material impact on the Company.

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

         The following table provides information about Trimble's foreign exchange forward contracts outstanding as of June 29, 2001:



                                                   Foreign            Contract Value         Fair Value
                                 Buy/          Currency Amount              USD                in USD
               Currency          Sell          (in thousands)         (in thousands)       (in thousands)
        ----------------------------------------------------------------------------------------------------
         YEN                      Buy                21,200              $   172              $   171
         YEN                     Sell               115,800              $   962              $   935
         NZD                      Buy                 3,218               $1,346               $1,313
         EURO                    Sell                 5,480               $4,697               $4,650
         Sterling                 Buy                 1,446               $2,030               $2,048
         Sterling                Sell                   120              $   169              $   169



PART II.   OTHER INFORMATION

ITEM 1.  Legal Proceedings

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders ("Annual Meeting") was held at the Westin Hotel in Santa Clara, located at 5101 Great America Parkway, Santa Clara, California 95054, on Thursday, May 10, 2001, at 1:00 p.m. local time.

         At the Annual Meeting, an election of directors was held with the following individuals being elected to the Company's Board of Directors.


                                                                                    VOTE
                                                           --------------------------------------------------------
                                                                      FOR                       WITHHELD
                                                           --------------------------- ----------------------------
Steven W. Berglund                                                  19,979,799                   2,166,167
Robert S. Cooper                                                    21,068,112                   1,077,854
John B. Goodrich                                                    21,044,720                   1,101,246
William Hart                                                        21,377,525                     768,441
Ulf J. Johansson                                                    21,124,754                   1,021,212
Bradford W. Parkinson                                               21,024,937                   1,121,029




         Other matters voted upon at the Annual Meeting and the results of the voting with respect to each such matter were as follows:

         1. To approve an increase of 450,000 shares in the number of shares of common stock reserved for issuance under the Company's 1993 Stock Option Plan from 5,925,000 shares to an aggregate of 6,375,000 shares.




                                                                                                  BROKER
                         FOR                    AGAINST                ABSTAINED                 NON-VOTE
              -------------------------- ----------------------- ----------------------- --------------------------
                     13,630,365                8,446,548                69,053                        --


         2. To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the current fiscal year ending December 28, 2001.


                         FOR                    AGAINST                ABSTAINED
              -------------------------- ----------------------- -----------------------
                     21,477,336                  622,767                45,863


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.
              --------

                  None.


         (b)  Reports on Form 8-K
              -------------------

                  The registrant did not file any Current Reports on Form 8-K during the fiscal quarter ended June 29, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          TRIMBLE NAVIGATION LIMITED
                (Registrant)



By:    /s/ Mary Ellen Genovese
     -----------------------------------
            Mary Ellen Genovese
          Chief Financial Officer
     (Authorized Officer and Principal
      Financial and Accounting Officer)



DATE:  August 10, 2001