Form 10-Q
period 2001-09-28
TRIMBLE NAVIGATION LTD /CA/
filed 2001-11-13
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended september 28, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 FOR THE TRANSITION PERIOD FROM __________ TO
    __________


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


                  Yes   [ X ]                    No    [     ]









         As of November 2, 2001, there were 24,955,000 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED

                                    FORM 10-Q

                                      INDEX


                                                                          Page
                                                                         Number


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets--
            September 28, 2001 and December 29, 2000....................      3

        Condensed Consolidated Statements of Operations--
            Three and Nine Months Ended September 28, 2001
            and September 29, 2000.....................................       4

        Consolidated Statements of Cash Flows--
            Nine Months Ended September 28, 2001 and September 29, 2000.      5

        Notes to Condensed Consolidated Financial Statements............      7

ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     17

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk......     33


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings...............................................     35

ITEM 6. Exhibits and Reports on Form 8-K................................     35

Signatures.............................................................      36

PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements


                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 September 28,           December 29,
                                                                     2001                 2000 (1)
   ------------------------------------------------------------------------------- ---------------------
   (In thousands)
   ASSETS
   Current assets:
      Cash and cash equivalents                                    $  42,403               $  40,876
      Accounts receivable, net                                        81,783                  83,600
      Inventories                                                     58,847                  60,846
      Other current assets                                             7,404                   8,017
                                                                 -----------             -----------
        Total current assets                                         190,437                 193,339
   Net property and equipment                                         30,689                  34,059
   Intangibles assets                                                229,334                 249,832
   Deferred tax assets                                                   493                     531
   Other assets                                                       10,902                  12,743
                                                                  ----------              ----------
        Total assets                                                $461,855                $490,504
                                                                  ==========              ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Bank and other short-term borrowings                           $77,062               $  62,000
      Current portion of long-term debt                              101,533                  51,721
      Accounts payable                                                23,043                  26,448
      Accrued compensation and benefits                               19,080                  16,771
      Accrued liabilities                                             28,610                  32,493
      Accrued warranty expense                                         8,781                   7,749
      Income taxes payable                                             5,435                   5,005
      Deferred gain on sale of assets                                  1,459                   1,591
                                                                  ----------             -----------
        Total current liabilities                                    265,003                 203,778
                                                                  ----------             -----------

   Noncurrent portion of long-term debt and other liabilities         65,900                 137,341
   Deferred tax liabilities                                            7,257                   8,230
   Other noncurrent liabilities                                        5,436                   6,212
                                                                 -----------             -----------
        Total liabilities                                            343,596                 355,561
                                                                 -----------             -----------

   Shareholders' equity:
      Common stock                                                   163,901                 153,853
      Common stock warrants                                              293                     993
      Accumulated deficit                                            (27,187)                (10,940)
      Accumulated other comprehensive loss                           (18,748)                 (8,963)
                                                                  ----------             -----------
        Total shareholders' equity                                   118,259                 134,943
                                                                  ----------             -----------
        Total liabilities and shareholders' equity                  $461,855                $490,504
                                                                  ==========             ===========

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

See accompanying notes to Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended                Nine Months Ended
                                                     --------------------------------- ---------------------------------
                                                      September 28,    September 29,    September 28,   September 29,
                                                          2001             2000             2001             2000
   ------------------------------------------------- ---------------- ---------------- ---------------- ----------------
    (In thousands, except per share data)
   Total revenue                                       $  117,437      $    109,227    $   368,887       $   245,631
                                                       ----------      ------------    -----------       -----------

   Operating expenses:
      Cost of sales                                        57,122            53,295        185,541           110,769
      Research and development                             15,726            13,840         47,281            31,899
      Sales and marketing                                  25,345            25,079         81,016            51,758
      General and administrative                            9,727             9,585         29,098            22,532
      Restructuring charges                                   363                --          1,273                --
      Amortization of goodwill and other purchased
        intangibles                                         7,378              5,922         22,088            5,922
                                                     -------------    ---------------  -------------    ---------------
        Total operating expenses                          115,661            107,721        366,297          222,880
                                                     -------------     --------------- -------------    ---------------
   Operating income                                         1,776              1,506           2,590          22,751
                                                     -------------    ---------------  --------------   ---------------

   Nonoperating income (expense):
      Interest income                                         210               863            946             4,069
      Interest and other expenses                          (5,285)           (6,883)       (18,632)           (7,990)
      Foreign exchange gain (loss), net                       813              (228)           549              (162)
                                                     --------------    --------------- --------------   ---------------
                                                           (4,262)           (6,248)       (17,137)           (4,083)
                                                     -------------     --------------- --------------   ---------------

   Income (loss) before income taxes                       (2,486)           (4,742)       (14,547)           18,668
   Income tax provision (benefit)                             200              (474)         1,700             1,867
                                                     --------------   ---------------  -------------    --------------
   Net income (loss)                                 $     (2,686)     $     (4,268)    $  (16,247)     $     16,801
                                                     =============     ==============  =============    ==============

   Basic net income (loss) per share                 $      (0.11)     $      (0.18)    $    (0.66)     $       0.72
                                                     =============     ==============  =============    ==============

   Diluted net income (loss) per share               $      (0.11)     $      (0.18)    $    (0.66)     $       0.65
                                                     =============     ==============  =============    ==============


See accompanying notes to Condensed Consolidated Financial Statements.

                                                TRIMBLE NAVIGATION LIMITED
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                         Nine Months Ended
                                                                             -------------------------------------------
                                                                                September 28,         September 29,
                                                                                     2001                  2000
   ------------------------------------------------------------------------- --------------------- ---------------------
     (In thousands)
   Cash flow from operating activities:
       Net income (loss)                                                        $    (16,247)          $    16,801
                                                                                -------------          -----------

   Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
      Depreciation and amortization                                                    8,945                 9,648
      Amortization of goodwill & other purchased intangibles                          22,088                 5,922
      Provision for bad debt                                                           2,949                   701
      Amortization of deferred gain                                                   (1,193)               (1,465)
      Other                                                                               21                  (687)

   Add decrease (increase) in assets:
      Accounts receivables,net                                                        (1,133)               (7,000)
      Inventories                                                                      2,281                (8,423)
     Deferred income taxes                                                                38                    75
     Other current and noncurrent assets                                               2,228                (3,378)
     Effect of foreign currency translation adjustment                                (2,945)               (1,417)

   Add increase (decrease) in liabilities:
      Accounts payable                                                                (3,405)                4,079
      Accrued compensation                                                             1,550                  (621)
      Deferred tax liability                                                            (860)                   --
      Other accrued liabilities                                                       (3,185)                4,669
      Income taxes payable                                                               430                (3,209)
                                                                             ---------------        ---------------

   Net cash provided by operating activities                                          11,562                15,695
                                                                             ---------------        ---------------

   Cash flows from investing activities:
      Purchase of short-term investments                                                  --                (6,386)
      Maturities of short-term investments                                                --                31,648
      Sales of short-term investments                                                     --                18,350
      Sale of equity investments/loans                                                    --                   475
      Payments for purchase of businesses                                             (4,886)             (298,064)
      Acquisition of property and equipment                                           (6,366)               (5,037)
      Capitalized patents, software and intangibles                                   (1,166)                 (574)
                                                                              ---------------       --------------
        Net cash used in investing activities                                        (12,418)             (259,588)
                                                                              ---------------       --------------

   Cash flow from financing activities:
      Issuance of common stock                                                         9,348                 9,996
      Collections of notes receivable                                                    404                   960
      Proceeds from long-term debt and revolving credit lines                         34,062               242,000
      Payments on long-term debt and revolving credit lines                          (40,832)              (34,475)
                                                                              --------------         -------------
        Net cash provided by financing activities                                      2,982               218,481
                                                                              --------------         -------------

   Effect of exchange rate changes on cash                                              (599)                   --
                                                                              --------------       ---------------

   Net increase (decrease) in cash and cash equivalents                                1,527               (25,412)
   Cash and cash equivalents-- beginning of period                                    40,876                54,892
                                                                              --------------         -------------
   Cash and cash equivalents-- end of period                                     $    42,403           $    29,480
                                                                              ==============         =============

   Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                 $    14,916           $     1,126
                                                                                ============           ===========
        Income taxes, net of refunds                                            $      1,426           $     1,176
                                                                                ============           ===========


See accompanying notes to Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)


NOTE 1 -- Basis of Presentation:

     The Condensed Consolidated Financial Statements of Trimble Navigation Limited and subsidiaries, ("Trimble" or the "Company") for the three and nine month periods ended September 28, 2001, and September 29, 2000, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at December 29, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Trimble's Annual Report on Form 10-K for the fiscal year ended December 29, 2000.

     The Condensed Consolidated Financial Statements of the Company include the operating results of the Spectra Precision Group since the effective date of the acquisition of July 14, 2000. See Note 3 of the Condensed Consolidated Financial Statements for Pro Forma Financial Information for the three and nine month periods ended September 29, 2000.

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

     The results of operations for the three and nine months ended September 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2001.


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

     Effective as of April 2, 2001, Trimble completed the acquisition of certain assets of Grid Data Inc. ("Grid Data"), an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, Trimble may make certain earn-out payments based upon the completion of certain business milestones. If the first milestone is achieved by April 2, 2002, 141,928 shares of Trimble common stock will be paid out. If the first milestone is achieved and a second milestone is completed by October 2, 2003, an additional 141,928 shares of Trimble common stock will be paid out. However, if at the time the second milestone is achieved Trimble's common stock is at a price less than an undisclosed price per share, then Trimble, at its option, may pay $3.25 million in cash or $3.25 million worth of Trimble common stock, valued on the date that the second milestone is achieved. The additional consideration, if earned, will result in additional goodwill.

         Acquisition Reserve

     In connection with the acquisition of the Spectra Precision Group, the Company accrued approximately $9.0 million for costs to close certain duplicative office facilities and combine operations and relocate certain employees. These costs were accrued for as part of the allocation of the purchase price. The facility consolidation and employee relocations will result from primarily combining certain office facilities and duplicative functions, including management functions, of the Spectra Precision Group. The Company has not yet finalized the process of consolidating facilities and to relocate employees, nor has it finalized a determination of the total costs to be incurred upon the termination of certain office facility leases or its ability to sublease vacated office space. Accordingly, unresolved issues could result in an increase or decrease in the liabilities for facility consolidation, the discontinuance of overlapping product lines, employee relocation, and related tax and legal expenses.

         The elements of the reserve at September 28, 2001 on the balance sheet (included in accrued liabilities) are as follows (in thousands):


                                        Total         Amounts Paid/      Amounts Paid/          Remaining in
                                      Accrued in       Written-off        Written-off        Accrued Liabilities
                                     Fiscal 2000     in Fiscal 2000     in Fiscal 2001    as of September 28, 2001
                                     -----------     --------------     --------------    ------------------------
Inventory obsolescence                    $2,685          $(809)            $(1,449)                  $427
Legal and tax expense                      1,175             --                (639)                   536
Facility closures and severance            4,750             --              (2,073)                 2,677
Other                                        390             --                  --                    390
                                       ----------        ------           ---------           ------------
   Total                                  $9,000          $(809)            $(4,161)                $4,030
                                       ==========        ======           =========           ============


NOTE 3 -- Pro Forma Information:

     On July 14, 2000, November 14, 2000, and April 2, 2001 Trimble acquired the Spectra Precision Group, Tripod Data Systems, and Grid Data, respectively. The acquisitions have been accounted for under the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the dates of acquisition. The following pro forma information for the three and nine months ended September 29, 2000 presents net sales, income (loss) before extraordinary items, and net loss for the period as if the transaction with the Spectra Precision Group was consummated on January 1, 2000. The pro forma information does not include the results of Tripod Data Systems or Grid Data, as their operating results are not material. This unaudited pro forma data does not purport to represent the
Company's actual results of operations had the Spectra Precision Group acquisition occurred on January 1, 2000 and should not serve as a forecast of the Company's operating results for any future periods.

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

(in thousands, except per share amounts)
                                                        Proforma
                                ------------------------------------------------
                                   Three Months Ended         Nine Months Ended
                                      September 29,             September 29,
                                          2000                       2000
                                ------------------------------------------------
Net revenue                                      $114,266             $367,269

Net Income (loss)
                                                  (7,661)                  151

Basic net income (loss) per share                $ (0.33)                $0.01

Diluted net income (loss) per share              $ (0.33)                $0.01


NOTE 4 -- Derivative Financial Instruments:

     On December 30, 2000, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 133, Accounting For Derivative Instruments and Hedging Activities ("FAS 133") (as amended by SFAS No. 137 and 138). As a result of the adoption of SFAS 133, the Company now recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or the intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholder's equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedging accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair value of derivatives not qualifying as hedges are reported in income. At September 28, 2001, the Company is using interest rate swaps to convert variable rate debt to fixed rate debt in order to reduce interest rate volatility risk. In accordance with SFAS No. 133, the Company has designated its swap agreements as a cash flow hedge and recorded the change in fair value of these hedge agreements as part of other comprehensive income. (See also Note 11 to the Condensed Consolidated Financial Statements.) The hedge is 100% effective based on the short-cut method. The swap is based on a notional amount of $25 million at the fixed interest rate of 5.195% during the term of the swap agreement. For the three months ended September 28, 2001, the change in fair value of this derivative amounted to $42,000 and is recorded as an addition to other liabilities and a reduction to other comprehensive income in the amount of $42,000 and $273,000 for the three and nine month periods ended September 28, 2001. The fair value of this derivative as a liability amounted to $273,000 at September 28, 2001.

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

     Investments in marketable securities at September 28, 2001 and December 29, 2000 were not material.


NOTE 6 -- Inventories:

         Inventories consist of the following:

                                    September 28,          December 29,
                                         2001                  2000
------------------------------------------------------ ---------------------
(In thousands)

Raw materials                            $29,751              $ 27,878
Work-in-process                            8,014                 6,940
Finished goods                            21,082                26,028
                                        --------             ---------
                                         $58,847              $ 60,846
                                        =========            =========


NOTE 7 -- Discontinued Operations:


     As of September 28, 2001, Trimble has a remaining provision of $106,000 associated with the disposal of the General Aviation division, which includes $27,000 for the estimated remaining operating losses for service and warranty support and remaining severance costs, and $79,000 for certain other contractual costs. The $106,000 liability is included in accrued liabilities in the Condensed Consolidated Balance Sheet at September 28, 2001. The provision at December 29, 2000 approximated $867,000.


NOTE 8 -- Disposition of Line of Business:

     On March 6, 2001, the Company sold its Air Transport Systems ("ATS") business, which is primarily located in Austin, Texas, to Honeywell Inc. for approximately $4.5 million in cash. As part of this sale the Company also discontinued its manufacturing operations in Austin, Texas in August 2001. These actions resulted in a loss of approximately $2.0 million, which is included in interest and other expenses on the Condensed Consolidated Statements of Operations for the nine months ended September 28, 2001.

     Under the agreement, Honeywell has purchased our Air Transport Systems' product lines which include the HT 1000, HT 9000, HT 9100 and Trimble's TNL 8100. As part of a strategic alliance that began in 1995, Trimble and Honeywell jointly developed, manufactured, marketed, and sold the HT product line. These products are installed in many commercial aircraft and major airlines around the world for Global Positioning System based navigation.

NOTE 9 -- Long-Term Debt:

         Long-term debt consists of the following:

                                         September 28,          December 29,
                                             2001                  2000
-------------------------------------------------------------------------------
 (In thousands)

 New Credit Facilities                        $  155,107           $   162,000
 Subordinated note                                84,000                80,000
 Promissory note and Long-term commitment          5,363                 9,037
 Other                                                25                    25
                                         ----------------    ------------------
                                                 244,495               251,062
 Less current portion                            178,595               113,721
                                         ----------------    ------------------
 Noncurrent portion                            $  65,900           $   137,341
                                         ================    ==================


     Trimble's long-term debt primarily consists of $155 million outstanding under the available credit facilities and an $84 million subordinated promissory note. The Company's current portion of long-term debt consists of amounts payable within one year on the term loan portion of the credit facilities, the revolver portion of the credit facilities and the subordinated note. There were no contingent liabilities outstanding at September 28, 2001.


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

     To achieve distribution, marketing, production, and technology advantages in Trimble's targeted markets, the Company currently manages itself within five segments:

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

     The following table presents revenues, operating income (loss), and identifiable assets for Trimble's five segments. The information includes the operations of the Spectra Precision Group after July 14, 2000, Tripod Data Systems after November 14, 2000 and Grid Data after April 2, 2001. Operating income (loss) is net sales less operating expenses, excluding general corporate expenses, interest income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker (CODM) views by segment are accounts receivable and inventory, except for the accounts receivable for Spectra Precision Group and Tripod Data Systems which are not currently allocated to business segments. Trimble does not report depreciation and amortization or capital expenditures by segment to the CODM.


                           -------------------------------------------------------------------------------------------
                                                               Three Months Ended
                                                               September 28, 2001
                           -------------------------------------------------------------------------------------------
                                                                 (in thousands)
                           -------------------------------------------------------------------------------------------
                           Engineering &   Agriculture     Fleet and      Component       Portfolio        Total
                           Construction                      Asset       Technologies   Technologies
                                                          Management
                           -------------------------------------------------------------------------------------------
External net revenue             $ 73,011      $  5,549       $  16,880      $  12,602     $   9,395     $ 117,437
Inter-segment net revenue           1,210             -               -              -        (1,210)            -
Operating profit (loss)
   before
   corporate allocations           13,256         (305)           2,706          2,160           377         18,194
Corporate allocations (1)               -             -               -              -             -              -

Operating profit (loss)        -----------   ----------    ------------     ----------      ---------     ------------
                               $  13,256      $  (305)       $   2,706      $   2,160           377        $ 18,194
                               -----------   ----------    ------------     ----------      ---------     ------------

                           -------------------------------------------------------------------------------------------
                                                               Nine Months Ended
                                                               September 28, 2001
                           -------------------------------------------------------------------------------------------
                                                                 (in thousands)
                           -------------------------------------------------------------------------------------------
                           Engineering &  Agriculture     Fleet and      Component       Portfolio         Total
                            Construction                    Asset       Technologies    Technologies
                                                         Management
                           -------------------------------------------------------------------------------------------
External net revenue            $ 233,464     $ 20,349       $  43,938      $  45,379     $25,757          $  368,887
Inter-segment net revenue           1,404            -               -              -      (1,404)                  -
Operating profit (loss)
   before corporate
   allocations                     41,048          299           3,780          7,404        (856)             51,675
Corporate allocations (1)               -            -               -              -           -                   -
                               -----------   ----------     -----------   ------------     ----------    ------------
Operating profit (loss)        $  41,048      $   299       $   3,780      $   7,404        $ (856)         $  51,675
                               -----------   ----------    ------------   ------------     ----------    ------------



                           -------------------------------------------------------------------------------------------
                                                               September 28, 2001
                           -------------------------------------------------------------------------------------------
                                                                 (in thousands)
                           -------------------------------------------------------------------------------------------
                                                         Fleet and
                           Engineering                   & Asset       Component         Portfolio
                           Construction   Agriculture   Management    Technologies     Technologies        Total
                           -------------- ------------ ------------- ---------------- ---------------- ---------------
Assets:
   Accounts receivable(2)     $ 63,086      $ 3,540      $ 12,801          $ 7,051          $ 6,948       $  93,426
   Inventory                    40,430        2,761         4,221            6,061            5,342          58,815

                            -------------------------------------------------------------------------------------------
                                                                Three Months Ended
                                                                September 29, 2000
                            -------------------------------------------------------------------------------------------
                                                                  (in thousands)
                            -------------------------------------------------------------------------------------------
                                                            Fleet and
                             Engineering                    & Asset        Component        Portfolio
                             Construction   Agriculture     Management    Technologies    Technologies        Total
                            --------------- ------------- -------------- -------------- ---------------- --------------
External net revenues        $ 67,654        $ 9,306       $ 15,996       $ 12,824       $   3,447        $   109,227
Operating profit (loss)
   before corporate
   allocations                 12,484         1,320          3,342           2,741          (1,481)            18,406
Corporate allocation (1)       (3,780)         (681)        (2,058)         (1,197)           (672)            (8,388)
                            -----------      ----------    -----------     ----------    -------------    -------------
Operating profit (loss)      $  8,704        $  639        $ 1,284         $ 1,544       $  (2,153)       $     10,018
                            -----------      ----------    -----------     ----------    -------------    -------------

                            -------------------------------------------------------------------------------------------
                                                                Nine Months Ended
                                                                September 29, 2000
                            -------------------------------------------------------------------------------------------
                                                                  (in thousands)
                            -------------------------------------------------------------------------------------------
                                                          Fleet and
                             Engineering                   & Asset       Component         Portfolio
                             Construction   Agriculture   Management    Technologies     Technologies        Total
                            --------------- ----------- --------------- -------------- ----------------- --------------
External net revenues        $  122,381         $18,146      $ 48,191       $ 41,814       $ 15,099          $ 245,631
Operating profit (loss)
   before corporate
   allocations                   31,364           3,626         10,795         11,044         (1,605)            55,224
Corporate allocation (1)        (11,340)         (2,043)        (6,174)        (3,591)        (2,015)           (25,163)
                            --------------     ----------     ----------     ------------  -------------    ------------
Operating profit (loss)      $   20,024          $1,583       $  4,621       $  7,453       $ (3,620)          $ 30,061
                            --------------     ----------     ----------     ------------   ------------    ------------

                            -------------------------------------------------------------------------------------------
                                                                December 29, 2000
                            -------------------------------------------------------------------------------------------
                                                                  (in thousands)
                            -------------------------------------------------------------------------------------------
                                                            Fleet and
                             Engineering                    & Asset       Component       Portfolio
                             Construction   Agriculture    Management    Technologies    Technologies        Total
                            --------------- ------------ --------------- -------------- ---------------- --------------
Assets:
   Accounts receivable (2)     $    58,693  $     4,649  $      12,164      $    11,892    $      8,522    $   95,920
   Inventory                        39,146        1,774          5,775            2,360           8,074        57,129

----------------------------
(1) For the fiscal quarter and nine months ended September 28, 2001, the Company did not allocate corporate expenses and for the fiscal quarter and nine months ended September 29, 2000, the Company determined the amount of corporate allocations charged to each of its segments based on a percentage of the segments' monthly revenue, gross profit, and controllable spending (research and development, marketing, and general and administrative).

(2) As presented, the accounts receivable number excludes cash in advance and reserves, which are not allocated between divisions.

     The  following  are   reconciliations   corresponding   to  totals  in  the
accompanying consolidated financial statements:


                                                        Three Months Ended                Nine Months Ended
                                                  -------------------------------- --------------------------------
                                                  September 28,    September 29,   September 28,    September 29,
                                                       2001            2000             2001            2000
------------------------------------------------- --------------- ---------------- --------------- ----------------
(in thousands)
Operating profit (loss):
   Total for reportable divisions                     $18,194         $10,018           $51,675          $30,061
   Unallocated corporate expenses                     (16,418)         (8,512)          (49,085)          (7,310)
                                                   -----------       ----------      -----------     ------------
       Operating profit                                $1,776          $1,506            $2,590          $22,751
                                                   ===========       ==========      ===========     ============


                                                     September 28,  December 29,
                                                         2001            2000
--------------------------------------------------------------------------------
(in thousands)
Assets:
   Accounts receivable total for reportable divisions   $93,426         $95,920
   Unallocated (1)                                      (11,643)        (12,320)
                                                       ---------     ----------
       Total                                            $81,783         $83,600
                                                        ========     ==========

   Inventory total for reportable divisions             $58,815         $57,129
   Common inventory (2)                                      32           3,717
                                                       --------       ---------
       Net inventory                                    $58,847         $60,846
                                                       ========       =========
----------------------------
(1)  Includes cash in advance and reserves that are not allocated by segment.
(2) Consists of inventory that is common between the segments. Parts can be used by more than one segment.


NOTE 11 -- Equity:

      Comprehensive Income (Loss)

         The components of other comprehensive income (loss), net of related tax, include:


                                                     Three Months Ended                  Nine Months Ended
                                              ---------------------------------- ----------------------------------
                                               September 28,    September 29,     September 28,    September 29,
                                                   2001              2000             2001              2000
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
(In thousands)
Cumulative foreign currency translation                $2,388        $  (1,362)          $(9,540)       $  (2,102)
   adjustments
Net loss on interest rate swap                            (42)              --              (273)              --
Net unrealized gain (loss) on investments                 (77)              36                28              122
                                                  ------------   -------------        ----------       ----------
   Other comprehensive income (loss)                   $2,269        $  (1,326)          $(9,785)       $  (1,980)
                                                  ============   =============        ==========       ==========

     The components of accumulated other comprehensive income (loss), net of related tax include:

                                                    September 28,   December 29,
                                                         2001           2000
--------------------------------------------------------------------------------
(In thousands)
Cumulative foreign currency translation adjustments     $(18,503)       $(8,963)
Net loss on interest rate swap                              (273)            --
Net unrealized gain on investments                            28             --
                                                     -----------       ---------
   Accumulated other comprehensive loss                 $(18,748)       $(8,963)
                                                     ===========       =========

         Warrant Exercise

     On May 31, 2001, a warrant holder exercised their rights to acquire 400,000 shares of common stock at an effective price of $10.95 per share for aggregate net proceeds to the Company of $4.4 million.


NOTE 12 -- Earnings Per Share:

         The following table sets forth the computation of Trimble's basic and diluted earnings (loss) per share:


                                                              Three Months Ended              Nine Months Ended
                                                         -------------------------------------------------------------
                                                            September 28,  September 29,   September 28,  September 29,
                                                              2001           2000           2001            2000
----------------------------------------------------------------------------------------------------------------------

(In thousands, except per share amounts)
Numerator:
   Income (loss) available to common shareholders used
     in basic and diluted income (loss) per share             $(2,686)      $(4,268)       $(16,247)      $  16,801
                                                              =======       =========      ========       =========

Denominator:
   Weighted-average number of common shares used in
     calculating basic income (loss) per share                 24,889         23,411         24,707          23,284

   Effect of dilutive securities:
     Common stock options                                          --             --             --           2,249
     Common stock warrants                                         --             --             --             289
                                                           ----------   ------------   ------------      ----------

   Weighted-average number of common shares and
     dilutive potential common shares used in
     calculating diluted income (loss) per share                 24,889       23,411           24,707        25,822
                                                         ============== ============     ============  ============

Basic income (loss) per share                                 $ (0.11)      $ (0.18)         $ (0.66)        $ 0.72
                                                         ============== ============     ============  =============

Diluted income (loss) per share                               $ (0.11)      $ (0.18)         $ (0.66)        $ 0.65
                                                         =============  ============     ============  =============


NOTE 13 -- Related-Party Transactions:

         Related-Party Lease

     The Company currently leases office space in Ohio from an association of three individuals, two of whom are employees of one of the Company's U.S. operating units, under a noncancelable operating lease arrangement expiring in 2011 entered into in connection with the acquisition of the Spectra Precision Group. The annual rent is $345,000, and is subject to adjustment based on the terms of the lease. The Condensed Consolidated Statements of

Operations include expenses from this operating lease of $86,351 and $259,054 for the three and nine month periods ended September 28, 2001.


NOTE 14 -- Contingencies:

     In January 2001, Philip M. Clegg instituted a lawsuit in the United States District Court for the District of Utah, Central Division, against Spectra-Physics Laserplane, Inc., Spectra Precision AB and Trimble Navigation Limited. The complaint alleges claims of infringement of U.S. Patent No. 4,807,131, breach of contract and unjust enrichment. The suit seeks damages and an accounting for moneys alleged to be owed under a license agreement, plus interest and attorney fees. Management believes the case to be without merit and intends to defend the lawsuit vigorously.

     In August 2001, Lockheed Martin Corporation served a Complaint alleging patent infringement of U.S. Patent No. 4,949,089 on the Company, Spectra Precision, Inc., Leica Geosystems, Inc., Sokkia Corporation and Carl Zeiss, Inc. The lawsuit was filed in the United States District Court for the Eastern
District of Texas, Marshall Division. Lockheed seeks treble damages, an injunction and attorney fees. Management believes the case to be without merit and intends to defend the lawsuit vigorously.

     On November 2, 2001 Qualcomm Incorporated filed a lawsuit against the Company in Superior Court of the State of California. The complaint alleges claims for an unspecified amount of money damages arising out of Qualcomm's perceived lack of assurances in early 1999 that the Company's products purchased by Qualcomm would work properly after a scheduled week number rollover event that took place in August, 1999. The Company has not had an opportunity to assess the merits of the lawsuit.

     In the opinion of management, resolution of the foregoing litigation is not expected to have a material adverse effect on the overall financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of one of these matters could materially affect the Company's future operations or cash flows in a particular period.

     The Company is also a party to other disputes incidental to its business. The Company believes that the ultimate liability of the Company as a result of such disputes, if any, would not be material to its overall financial position, results of operations, or liquidity.

NOTE 15 -- Restructuring Charges:

     Restructuring charges of $0.4 million and $1.3 million were recorded for the three and nine month periods ended September 28, 2001, which were related to work force reduction of approximately 160 employees and represent actual severance costs paid. As of September 28, 2001 all except for approximately $125,000 have been paid.


NOTE 16 -- New Accounting Standards:

     During August 2001, the Financial Accounting Standards Board issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". FAS No. 144 supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of FAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect FAS No. 144 will have on the consolidated financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combination" ("FAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or thereafter). Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We will adopt both statements on January 1, 2002 and are currently evaluating the impact of these statements. We have not yet quantified the impact of these statements on our operations. During fiscal 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002, and we have not yet determined what the effect of these tests will be on our earnings and financial position. Any impairment resulting from our initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.

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


RECENT BUSINESS DEVELOPMENTS

     * On September 10, 2001 Trimble and Caterpillar Inc. announced their intention to form a new joint venture to develop and manufacture advanced electronic guidance and control products for earthmoving machines in the construction, mining and waste industries. The joint venture should begin operations in early 2002. It is intended that the joint venture will develop machine control products that use site design information combined with accurate positioning technology to automatically control dozer blades and other machine tools. This leading edge machine control technology will combine historical Trimble positioning technology with capability gained through its acquisition of Spectra Precision.

     Effective as of April 2, 2001, Trimble completed the acquisition of certain assets of Grid Data Inc. ("Grid Data"), an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, Trimble may make certain earn-out payments based upon the completion of certain business milestones. If the first milestone is achieved by April 2, 2002, 141,928 shares of Trimble common stock will be paid out. If the first milestone is achieved and a second milestone is completed by October 2, 2003, an additional 141,928 shares of Trimble common stock will be paid out. However, if at the time the second milestone is achieved Trimble's common stock is at a price less than an undisclosed price per share, then Trimble, at its option, may pay $3.25 million in cash or $3.25 million worth of Trimble common stock, valued on the date that the second milestone is achieved. The additional consideration, if earned, will result in additional goodwill.

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

     Effective as of July 14, 2000, Trimble completed the acquisition of Spectra Precision, a wholly-owned business, formerly owned by Thermo Electron Corporation, collectively known as the "Spectra Precision Group". The acquisition was completed for an aggregate purchase price, excluding acquisition costs, of approximately $294 million, which was subject to a final adjustment in the purchase price as provided for in the acquisition agreements. The acquisition included 100% of the stock of Spectra Precision Inc., a Delaware corporation, Spectra Precision SRL, an Italian corporation, Spectra Physics Holdings GmbH, a German corporation, and Spectra Precision BV, a Netherlands corporation. The acquisition also included of certain assets and liabilities of Spectra Precision AB, a Swedish corporation, including 100% of the shares of Spectra Precision SA, a French corporation, Spectra Precision Scandinavia AB, a Swedish corporation, Spectra Precision of Canada Ltd., a Canadian corporation, and Spectra Precision Handelsges mbH, an Austrian corporation. The acquisition was accounted for as a purchase transaction. (See "Liquidity and Capital Resources" for a description of how this acquisition was financed.)

RESULTS OF OPERATIONS

     Income from operations excludes certain one-time and acquisition related charges and discontinued operations adjustment that management believes are not reflective of on-going operations. The following table reflects results of operations to exclude the effects of such items as follows (in thousands):


                                                Three Months Ended                          Nine Months Ended
                                     --------------------------------------------------------------------------------------
                                     September 28,   September 29,  Increase/  September 28,  September 29,    Increase/
                                          2001           2000       (Decrease)      2001           2000       (Decrease)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes         $ (2,486)       $(4,742)     $2,256       $(14,547)       $18,668     $(33,215)
One-time and acquisition-related
     charges:
   Loss on sale of business (Other
     income and expense)                        --             --          --          1,964             --        1,964
   Amortization of goodwill and
     other purchased intangible              7,378          5,922       1,456         22,088          5,922       16,166
   Restructure                                 363             --         363          1,273             --        1,273
   Gain on sale of minority
     investment (Other income and
     expense)                                   --             --          --           (270)        (1,024)         754
   Inventory purchase accounting
       adjustment (Cost of Sales)               --          2,908      (2,908)            --          2,908       (2,908)
   Debt extinguishment costs
       (Interest income & expense)              --          1,185      (1,185)            --          1,185       (1,185)
   Boulder relocation costs
       (General & administrative)               --             800       (800)            --            800         (800)
                                     -------------- ---------------   -----------  -------------   ------------  -----------
     Total one-time and
       acquisition-related charges           7,741         10,815      (3,074)         25,055          9,791      15,264
                                     -------------- ---------------   -----------  -------------   ------------  -----------
Adjusted net income (loss) before taxes      5,255          6,073        (818)        10,508          28,459     (17,951)
Income tax provision (benefit)                 475            607        (132)         1,425           2,846      (1,421)
                                     -------------- ---------------   -----------  -------------   ------------ ------------
Adjusted net income (loss)                  $4,780         $5,466       $(686)      $  9,083         $25,613    $(16,530)
                                     ============== ===============   ===========  =============   ============ ============


Total Revenues

     Total revenue from Trimble's operations for the three month period ended September 28, 2001 were $117.4 million, as compared with $109.2 million in the corresponding period in fiscal 2000. Total revenue from Trimble's operations for the nine month period ended September 28, 2001 were $368.9 million, as compared with $245.6 million in the corresponding period in fiscal 2000. The table below presents Trimble's revenues by segment:


                                             Three Months Ended                         Nine Months Ended
                                 -------------------------------------------------------------------------------------
                                 September 28,  September 29,   Increase/    September 28,  September 29,  Increase/
                                      2001           2000       (Decrease)       2001            2000      (Decrease)
----------------------------------------------------------------------------------------------------------------------
(In thousands)
Engineering and Construction         $ 73,011        $67,654            8%     $233,464      $  122,831           90%
Agriculture                             5,549          9,306          (40)       20,349          18,146           12
Fleet and Asset Management             16,880         15,996            6        43,938          48,191           (9)
Component Technologies                 12,602         12,824           (2)       45,379          41,814            9
Portfolio Technologies                  9,395          3,447            173      25,757          15,099           71
                                  -----------      ---------   ------------  ----------      ----------
     Total                           $117,437       $109,227            8%     $368,887        $245,631           50%
                                  ===========      =========                 ==========      ==========


Engineering and Construction

     Engineering and Construction revenues increased for the three and nine month periods ended September 28, 2001, as compared with the corresponding periods in fiscal 2000. The increases are due primarily to the following:

o Demand for the Company's newly introduced line of integrated Land Survey products continued to be strong throughout the third fiscal quarter of 2001.

o Strong demand continued for our SiteVision machine control solution for the construction industry.

o Revenues generated during the nine month period ended September 28, 2001 resulting from the purchase of the Spectra Precision Group in July 2000, accounted for approximately $93.9 million for the nine month period.

o These increases were partially offset by declines in our construction instrument product line that were impacted by the continued economic slowdown which resulted in conservative buying behavior in certain customer sectors.


Agriculture

     Agriculture revenues decreased for the three month period ended September 28, 2001, as compared with the corresponding period in fiscal 2000. The decrease is primarily due to the following:

o Growth of our GPS machine control products was impacted by the continued economic slowdown which resulted in conservative buying behavior in agriculture in the United States.

     Agriculture revenues increased for the nine month period ended September 28, 2001, as compared with the corresponding period in fiscal 2000. The increase on a year to date basis is primarily due to the following:

o Revenues generated from the agricultural water management product line that was acquired with the purchase of the Spectra Precision Group in July 2000 accounted for approximately for $3.9 million for the nine month period.

o Growth of our GPS machine control products was impacted by the continued economic slowdown which resulted in conservative buying behavior in agriculture in the United States.



Fleet and Asset Management

     Fleet and Asset Management revenues increased for the three month period ended September 28, 2001, as compared with the corresponding period in fiscal 2000. The increase is due to the following:

o The Company had strong demand for its GIS products and also strength of the third fiscal quarter was fueled by strong, end of the year government spending.

     Fleet and Asset Management revenues decreased for the nine month period ended September 28, 2001, as compared with the corresponding period in fiscal 2000. The decrease is due to the following:

o Fleet management products continue to be impacted by softness in demand primarily in Latin America due to an economic slowdown on a year to date basis.


Component Technologies

     Component Technologies revenues decreased for the three month period ended September 28, 2001, as compared with corresponding period in fiscal 2000. The decrease is due to the following:

o Embedded product lines were down approximately 34% for the three month period due to economic softness in general.

     Component Technologies revenues increased for the nine month period ended September 28, 2001, as compared with corresponding period in fiscal 2000. The increases are due to the following:

o    Timing   products  for  wireless   communication   networks   continued  to
     demonstrate strength during the third quarter and were up 18% year to date over the previous year.



Portfolio Technologies

     Portfolio Technologies revenues increased for the three and nine month periods ended September 28, 2001, as compared with corresponding periods in fiscal 2000. The increases are due to the following:

o Revenue from the acquisition of Tripod Data Systems, which closed in mid-November of fiscal 2000, contributed $5.5 million and $12.6 million to revenue for the three and nine month periods ended September 28, 2001, respectively.

o Military-related revenues increased by 68% for the three month period end September 28, 2001, as compared with same period in prior year.

o These increases were partially offset by a 32% reduction in our commercial aviation line for the nine month period ended September 28, 2001 as these operations are being wound down as part of the previously announced sale of our Air Transport product line to Honeywell. The sale of the air transport product line to Honeywell was completed in March 2001.


Revenues outside the U.S.

     * Sales to unaffiliated customers in locations outside the U.S. comprised approximately 48% and 51% in the first nine months of the Company's revenues in fiscal 2001 and 2000, respectively. During the nine month period ended September 28, 2001, Trimble experienced strong demand in Europe and the United States. From a regional perspective, on a consolidated basis, North and South America represented 61% of our revenue, Europe 29%, and Asia 10%. Trimble anticipates that export revenue and sales made by its subsidiaries in locations outside the U.S. will continue to account for a significant portion of its revenue. For this reason, Trimble is subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. For products based on GPS technology, there may be reluctance in certain foreign markets to purchase such products given the control of GPS by the U.S. Government. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, and on May 1, 2000 eliminated the use of Selective Availability (SA) -- a method of degrading GPS accuracy -- Trimble's results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.


Gross Margin

     * Gross margin varies on a quarterly basis due to a number of factors, including product mix, domestic versus international sales, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. Gross margin as a percentage of total product revenues was 51% for the three month period ending September 28, 2001 as well as for the corresponding 2000 period. Gross margin as a percentage of total product revenues was 50% for the nine month period ending September 28, 2001 as compared with 55% in the corresponding 2000 period. The decrease in gross margin percentage for the nine month period ended September 28, 2001, as compared with the corresponding 2000 period is due, in part, to a six million dollar charge associated with the write-down of inventory related to the consolidation and simplification of product lines, which impacted gross margin by approximately two percent. Because of product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margins cannot be assured.


     * Trimble expects that in the future a higher percentage of our business will be conducted through alliances with strategic partners. As a result of volume pricing and the assumption of certain operating costs by potential partners, margins on this type of business are likely to be lower than sales directly to end-users.

Operating Expenses

     The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:


                                           Three Months Ended                            Nine Months Ended
                               ------------------------------------------- -----------------------------------------------
                                 September 28,  September 29,    Increase/    September 28,    September 29,     Increase/
                                   2001            2000       (Decrease)        2001              2000         (Decrease)
------------------------------ -------------- --------------- ------------ ---------------- ----------------- ------------
(dollars in thousands)
Research and development            $15,726        $13,840          14%            $47,281          $31,899         48%
Sales and marketing                  25,345         25,079           1              81,016           51,758         57
General and administrative            9,727          9,585           1              29,098           22,532         29
Restructuring charges                   363             --         N/A               1,273               --        N/A
Amortization of goodwill and
 other purchased intangibles         7,378           5,922          25              22,088            5,922        273
                                -----------    ------------                   ------------     -------------
 Total                              $58,539        $54,426           8%           $180,756         $112,111         61%
                                ===========    ============                   ============     ============


Research and Development

     Research and development expenses increased in both the three and nine month periods ended September 28, 2001, as compared with the corresponding periods in fiscal 2000. The primary reasons for the increases are as follows:

o The purchase of the Spectra Precision Group in July 2000 accounted for approximately $1.0 million and $11.7 million of the increases for the three and nine month periods ended September 28, 2001 over the prior year expense levels, respectively.

o Trimble's receipt of approximately $60,000 and $1.1 million less from cost reimbursement funds for military research and development programs for the three and nine month periods ended September 28, 2001 as compared to the same periods in fiscal year 2000, respectively.

o Expenses related to Tripod Data Systems, which was acquired in mid-November of fiscal 2000, represented $0.8 million and $2.4 million, respectively, of the increases for the three and nine month periods ended September 28, 2001 over the similar periods in the prior year.

     * The Company believes that the development and introduction of new products is critical to its future success and expects to continue its active development of future products.


Sales and Marketing

     Sales and marketing expenses increased for both the three and nine month periods ended September 28, 2001, as compared with the corresponding periods in fiscal 2000. The primary reasons for the increases are as follows:

o Expenses related to Tripod Data Systems, which was acquired in mid-November of fiscal 2000, represented $0.7 million and $1.7 million of the increase over the similar periods in the prior year, respectively.

o Increase in commission expenses of $0.8 million and $0.9 million for the three and nine month periods ended September 28, 2001 as compared to the same periods in fiscal 2000, respectively.

o Increase in travel, equipment and facility expenses of $0.2 million and $1.0 million for the three and nine month periods ended September 28, 2001 as compared to the same periods in fiscal 2000, respectively

o The purchase of the Spectra Precision Group in July 2000 accounted for $26.6 million of the increase over prior year expense levels.

o Increases above were partially offset by decreases in personnel, consultants, and outside services of $1.4 million and $1.0 million for the three and nine month periods ended September 28, 2001 as compared to the same periods in fiscal 2000, respectively


     * Trimble's future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, and on our ability to continue to identify and exploit new markets for our products. In addition, we have encountered significant competition in selected markets, and we expect such competition to intensify as the market for our GPS applications receives market acceptance. Several of Trimble's competitors are major corporations with substantially greater financial, technical, and marketing resources. Increased competition may result in reduced market share for the Company and is likely to result in price reductions of our products, which could adversely affect Trimble's revenues and profitability.


General and Administrative

     General and administrative expenses increased for both the three and nine month periods ended September 28, 2001, as compared with the corresponding periods in fiscal 2000. The primary reasons for the increases are as follows:

o The purchase of Spectra Precision Group in July 2000 accounted for approximately $0.5 million and $5.2 million of the increases over the same periods in the prior year, respectively.

o Expenses related to Tripod Data Systems, which was acquired in mid-November of fiscal 2000, represented $0.3 million and $0.8 million of the increases over the similar period in the prior year, respectively.

o Increase in expenses for the Boulder, Colorado facility of $0.5 million for nine month period ended September 28, 2001 as compared to the same periods in fiscal 2000.

o For the three month period ended September 28, 2001 the above increases were partially offset by decreases in legal expenses of $0.6 million.

Restructuring charges

     Restructuring charges of $0.4 million and $1.3 million were recorded for the three and nine month periods ended September 28, 2001, which were related to work force reduction. See Note 15 of the Condensed Consolidated Financial Statements for discussion regarding the restructuring.


Amortization of Goodwill and Other Intangibles

     Amortization expense of goodwill and other intangibles increased for the three and nine month periods ended September 28, 2001 by approximately $1.5 million and $16.2 million, respectively, all of which is related primarily to the purchase of the Spectra Precision Group.

Nonoperating income (expense), net

     Nonoperating income (expense), net, decreased for the three month period ended September 28, 2001 as compared with the corresponding periods in fiscal 2000. The primary reasons for the decrease are as follows:

o Decreased interest income resulting from the sale and maturities of short-term investments accounted for approximately $0.5 million of the change over the similar period in the prior year.

o Decreases in interest expenses related to loans and credit facilities resulting from the acquisition of the Spectra Precision Group accounted for approximately $0.3 million of the decrease over the similar periods in the prior year.

o Certain penalties paid due to the early extinguishment of then outstanding debt were approximately $0.9 million in the fiscal quarter ended September 29, 2000 and were not repeated in the fiscal third quarter of 2001.

o Foreign exchange gain of $0.8 million for the fiscal third quarter of 2001 as compared with a foreign exchange loss for the fiscal third quarter of 2000.

     Nonoperating income (expense), net, increased for the nine month period ended September 28, 2001 as compared with the corresponding periods in fiscal 2000. The primary reasons for the increase are as follows:

o Increase in interest expenses related to loans and credit facilities resulting from the acquisition of the Spectra Precision Group accounted for approximately $9.2 million of the increase over the similar periods in the prior year

o Decreased interest income resulting from the sale and maturities of short-term investments accounted for approximately $3.2 million of the change over the similar period in the prior year.

o Loss on the sale of our Air Transport Systems line of business and the anticipated closure of the Austin, Texas facility totaled approximately $2.0 million for the nine month period ended September 28, 2001.

o Above increases were offset by decrease in certain penalties paid due to the early extinguishment of then outstanding debt were approximately $0.9 million in the fiscal period ended September 29, 2000 and were not repeated in the fiscal 2001.

o Foreign exchange gain of $0.5 million for the fiscal 2001 as compared with a foreign exchange loss of $0.2 million for fiscal 2000.


Income Taxes

     The Company recorded provisions for income taxes of $0.2 million for the three month period ended September 28, 2001 and $1.7 million for the nine month period ended September 28, 2001. These amounts reflect foreign taxes on profits in foreign jurisdictions, withholding taxes and the inability to realize the benefit of net operating losses generated in the United States. The provisions for income taxes for the comparable periods in 2000 were approximately ($0.5) million and $1.9 million, respectively, and represented an effective tax rate of 10%. The 2000 income tax rate was less than the federal statutory rate of 35%, due primarily to the realization of the benefits from prior net operating losses and previously reserved deferred tax assets.


Inflation

     The effects of inflation on the Company's financial results have not been significant to date.

Liquidity and Capital Resources

     At September 28, 2001, Trimble had cash and cash equivalents of $42.4 million. Trimble's debt mainly consisted of $155.0 million outstanding under senior secured credit facilities, and an $84 million subordinated promissory note. Trimble has relied primarily on cash provided by operating activities to fund capital expenditures, and other investing activities. Management believes that its cash and cash equivalents, together with its credit facilities, will be sufficient to meet its anticipated operating cash needs at least through the end of the current fiscal year.

     * For the nine month period ended September 28, 2001, cash provided by operating activities was $11.6 million, as compared to cash provided of $15.7 million in the corresponding period in fiscal 2000. Trimble's ability to continue to generate cash from operations will depend in a large part on revenues, the rate of collections of accounts receivable, and the successful management of the Company's manufacturing relationship with Solectron Corporation.

     Cash flows used in investing activities were $12.4 million in the nine month period ended September 28, 2001 as compared to cash used in investing activities that totaled $259.6 million in the same period in the prior year. Cash used in investing activities decreased primarily due to payment for the purchase of Spectra Precision in fiscal 2000, which totaled $294.0 million.

     Cash provided by financing activities in fiscal year 2001 included the proceeds from the issuance of common stock to employees pursuant to Trimble's stock option plan and employee stock purchase plan, totaled $4.9 million, as well as the exercise of certain warrants previously issued to John Hancock Life Insurance Company of $4.4 million, and partially offset by net payments of long-term debt and revolving credit lines of $6.8 million.

     In July 2000, ABN AMRO Bank, N.V. led a syndicate of banks which underwrote $200 million of new senior, secured credit facilities for the Company (the "New Credit Facilities") to support the acquisition of the Spectra Precision Group and the Company's ongoing working capital requirements and to refinance certain existing debt. The New Credit Facilities are comprised of a $50 million three-year U.S. dollar only revolver; a $50 million three-year multi-currency revolver; and a $100 million five-year term loan. Pricing for any borrowings under the New Credit Facilities is fixed for the first six months at LIBOR plus 275 basis points and is thereafter tied to a formula, based on the Company's leverage ratio (which is defined as all outstanding debt (excluding the seller subordinated note) over EBITDA). Trimble has used approximately $155 million available under the New Credit Facilities, comprised of the $78 million five-year term loan, $50 million three-year U.S. dollar only revolver, and $27 million three-year multi-currency revolver. The New Credit Facilities are secured by all material tangible and intangible assets of the Company, subject to foreign tax considerations. If Trimble is able to achieve and maintain a leverage ratio (Debt/EBITDA) of 2.0x or less for four consecutive quarters, the security for the New Credit Facilities will be released. Financial covenants of the New Credit Facilities include leverage, fixed charge, and minimum net worth tests. The Company negotiated changes to relax certain of these financial covenants to maintain compliance through the end of the term of the New Credit Facilities. Two of the Company's financial covenants, Minimum Fixed Charge Coverage and Maximum Leverage Ratio's are extremely sensitive to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA). As such, EBITDA is highly correlated to our revenue and cost cutting. Due to uncertainties associated with the downturn in the worldwide economy, future revenues by quarter are becoming more difficult to forecast. New cost cutting measures have been put in place by the management team; however, if revenues should decline at a faster pace than cost cutting measures on a quarter to quarter basis, the two above mentioned financial covenants may be violated. Should we default on one or more covenants, we will have to obtain either negotiated waivers or amendments to our Credit Agreement dated as of July 14, 2000 and as amended July 17, 2001. The two $50 million revolvers are paid as the loans mature and the loan commitment fees are paid on a quarterly basis. The five-year term loan is payable commencing March 31, 2001 in quarterly installments (excluding interest) of $4 million over the first year, $5 million over the second year, $6 million over the next year and a half and $7 million for the remaining quarters until the debt is paid off. In addition, Trimble is restricted from paying dividends and is limited as to the amount of its common stock it can repurchase under the terms of the New Credit Facilities. The Company is allowed to repurchase shares of its common stock only up to 25% of net income in the previous fiscal year.

     In July 2000 as part of the acquisition of the Spectra Precision Group, Trimble issued an $80 million subordinated note bearing interest at an annual rate of a 10%, payable in cash or additional seller paper at the Company's option. The subordinated seller note has a stated two year maturity ($40 million is due in fiscal 2001 and $40 million is due in fiscal 2002), but carries an automatic maturity deferral provision which effectively extends the maturity date to that date on which Trimble is allowed to repay the note without triggering a default under the New Credit Facilities. The automatic deferral provision was exercised for the $40 million payment due in fiscal 2001. With the automatic deferral provision exercised for the $40 million payment due in fiscal 2001, we elected to pay the minimum interest payment of $4 million in July 2001 and roll the remaining interest of $4 million into the First Anniversary Date
Installment  as  additional   principal.   Since  the  First   Anniversary  Date
Installment accumulated interest at an annual rate of 10%, we now have $44 million of principal due, relating to that Installment, with the rate of interest on the unpaid balance (for this installment only) increasing by twenty-five basis points for each 90 days. In no event shall the interest rate applying to this First Anniversary Date Installment exceed 11% per annum. To the extent that interest and principle due on the Second Anniversary Date becomes delinquent an additional 4% interest rate per annum will apply. The New Credit Facilities allow Trimble to repay the seller note at any time (in part or in whole), provided that (a) Trimble's leverage ratio (Debt (excluding the seller note)/EBITDA) prior to such repayment is less than 1.0x and (b) after giving effect to such repayment Trimble would have (i) a leverage ratio (Debt (excluding any remaining portion of the seller note)/EBITDA) of less than 2.0x and (ii) cash and unused availability under the revolvers of the New Credit Facilities of at least $35 million. Although the subordinated seller note carries certain limited covenants and defaults, the seller is barred in the event of default from pursuing such rights and remedies for the stated maturity of the New Credit Facilities (i.e., a five-year standstill). The New Credit Facilities also prohibit cash payments of interest or principal on the subordinated seller note during a period of default.

     In 1996 and 1998, Trimble approved a discretionary program whereby up to a total of 2.2 million shares of its common stock could be repurchased on the open market by the Company to offset the potential dilutive effects to earnings
(loss) per share from the issuance of additional stock options. During 1997 and 1998, Trimble purchased a total of 1.22 million shares at a cost of $17.9 million. During fiscal 1999 and the first nine months of fiscal 2000, no shares were repurchased under the discretionary program. Trimble's current credit facilities restrict the Company from repurchasing any of its shares and no additional shares have been repurchased since that time.


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


Recent Accounting Pronouncements

     During August 2001, the Financial Accounting Standards Board issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". FAS No. 144 supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of FAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect FAS No. 144 will have on the consolidated financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combination" ("FAS 141") and Statement of Financial Accounting Standard No. 142,

"Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or thereafter). Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We will adopt both statements on January 1, 2002. We will perform the first of the required impairment tests of goodwill as of January 1, 2002, and we have not yet determined what the effect of these tests will be on our earnings and financial position. Any impairment resulting from our initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.


Certain Other Risk Factors

Difficulties in Integrating New Acquisitions Could Adversely Affect
Our Business.

     Critical to the success of our growth is the effective and timely integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. The acquisition of the Spectra Precision Group presents unique product, marketing, research and development, facilities, information systems, accounting, personnel and other integration challenges. This transition is continuing and involves certain risks, including: the potential inability to successfully integrate acquired operations and businesses; the inability to realize anticipated synergies or cost reductions or other value; diversion of management's attention; difficulties in scaling up production at new sites and coordinating management of operations at new sites; and loss of key employees of acquired operations. Also, our information systems and those of the companies we acquire are often incompatible, requiring substantial upgrades to one or the other. Further, our current senior management is a combination of the prior senior management teams of Trimble and the Spectra Precision Group several of whom have not previously worked with other members of management. The benefits to us of the acquisition and our success, as a whole, depends upon our succeeding in each of these and other integration challenges. The integration of our business with another may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention

     Our sales force is and will be in the future a combination of our sales force and the sales forces of the businesses we acquire, which must be effectively integrated for us to remain successful. Our acquisition of the Spectra Precision Group has resulted in sales forces differing in products sold, marketing channels used and sales cycles and models applied. Accordingly, we may experience disruption in sales and marketing in connection with our efforts to integrate our various sales and marketing forces, and we may be unable to efficiently or effectively correct any such disruptions or achieve our sales and marketing objectives if we fail in these efforts. Furthermore, it may be difficult to retain key sales personnel. As a result, we may fail to take full advantage of the combined sales forces' efforts, and one company's sales approaches and distribution channels may be ineffective in promoting another entity's products, all of which may materially harm our business, financial condition or operating results.

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

Risks Associated with Debt Covenants.

     Two of the financial covenants in our Credit Agreement with ABN AMRO Bank, N.V. and certain other banks, dated as of July 14, 2000 as amended July 17, 2001 (the "Credit Agreement"), minimum fixed charge coverage and maximum leverage ratio are extremely sensitive to changes in earnings before interest, taxes, depreciation and amortization (EBITDA). In turn, EBITDA is highly correlated to revenues and cost cutting. Due to uncertainties associated with the downturn in the worldwide economy, our future revenues by quarter are becoming increasingly more difficult to forecast and we have recently put in place various cost cutting measures. If revenues should decline at a faster pace than the rate of these cost cutting measures, on a quarter to quarter basis we may not be in compliance with the two above mentioned financial covenants. If we default on one or more covenants, we will have to obtain either negotiated waivers or amendments to the Credit Agreement. If we are unable to obtain such waivers or amendments, the banks would have the right to accelerate the payment of our outstanding obligations under the Credit Agreement, which would have a material adverse effect on our financial condition and viability as an operating Company.

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

     Trimble's gross margin is affected by a number of factors, including product mix, product pricing, cost of components, foreign currency exchange rates and manufacturing costs. For example, since our Engineering & Construction and Agriculture products generally have higher gross margins than our Component Technologies products, absent other factors, a shift in sales toward Engineering & Construction and Agriculture products would lead to a gross margin improvement for Trimble. On the other hand, if market conditions in the highly competitive Engineering & Construction and Agriculture market segments forced us to lower unit prices, we would suffer a decline in gross margin unless we were able to timely offset the price reduction by a reduction in production costs or by sales of other products with higher gross margins. These types of events could have a material effect on our business, operating results and financial condition.

Risks of Managing Future Growth.

     Any significant growth in our sales or any significant expansion in the scope of our operations could strain our current management, financial, manufacturing and other resources and may require us to implement and improve a variety of operating, financial and other systems, procedures and controls. While Trimble plans significant expansion of its sales, accounting, manufacturing, and other information systems to meet these challenges, there can be no assurance that these efforts will succeed, or that any existing or new systems over time, procedures or controls will be adequate to support our operations or that our systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in a timely and efficient manner could have a material adverse effect on our business, operating results and financial condition.

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

Dependence on New Products.

     Trimble's future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance of such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the future success of Trimble. In some of our markets where we currently have a market leadership position, a delay in new product introductions could have a significant impact on our results of operations. No assurance can be given that we will not incur problems in the future in innovating and introducing new products. In addition, some of our products are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results.

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

Dependence on Radio Frequency Spectrum.

     Our GPS technology is dependent on the use of the Standard Positioning Service (SPS) provided by the U.S. Government's Global Positioning System (GPS). The GPS SPS operates in radio frequency bands that are globally allocated for radio navigation satellite services. International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by Radio Regulations which have treaty status and which may be subject to modification every two-three years by the World Radiocommunication Conference. Any ITU reallocation of radio frequency bands, including frequency band segmentation or sharing of spectrum, may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. Many of our products use other radiofrequency bands, together with the GPS signal, to provide enhanced GPS capabilities, such as real-time kinematic precision. The continuing availability of these non-GPS radiofrequencies is essential to provide enhanced GPS products to our precision survey markets. Any regulatory changes in spectrum allocation or in allowable operating conditions may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. In addition, unwanted emissions from mobile satellite services and other equipment operating in adjacent frequency bands or inband from licensed and unlicensed devices may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results. The Federal

Communications Commission (FCC) continually receives proposals for novel technologies and services, such as ultra-wideband technologies, which may seek to operate in, or across, the radio frequency bands currently used by the GPS SPS and other public safety services. Adverse decisions by the FCC that result in harmful interference to the delivery of the GPS SPS and other radio frequency spectrum also used in our products may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.


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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The following is a discussion of Trimble's exposure to market risk as of September 28, 2001 related to changes in interest rates and foreign currency exchange rates. Trimble uses certain derivative financial instruments to manage these risks. Trimble does not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with policies approved by Trimble's board of directors.

Market Interest Rate Risk

     The Company is exposed to market risk due to the possibility of changing interest rates under its senior secured credit facilities. The Company's credit facilities are comprised of a three-year US dollar-only revolver, a three-year Multi-Currency revolver, and a five-year term loan. The entire credit facility has interest payments based on a floating rate of LIBOR plus 275 basis points for the first six months and thereafter tied to a formula based on the Company's leverage ratio. The U.S. dollar and the Multi-Currency revolvers run through July 2003 and have outstanding principle balances at September 28, 2001 of $50.0 million and $27.0 million, respectively. As of September 28, 2001 the Company has borrowed from the Multi-Currency revolver in U.S. currency only. The term loan runs through July 2005 and has an outstanding principle balance of $78.0 million at September 28, 2001. The three-month LIBOR effective rate at September 28, 2001 was 2.59125%. A ten percent increase in three-month LIBOR rates could result in approximately $402,000 annual increase in interest expense on the existing principal balances.

     In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Trimble has an interest rate swap agreement on a portion of the variable rate debt, which fix the rate on the notional amount of $25.0 million at 5.195%.

     The Company also has $3.4 million of Euro-denominated debt. At September 28, 2001 $3.4 million was classified as a current liability. The interest rate on the current portion of this instrument is fixed at six percent. A hypothetical ten percent decrease in interest rates would not have a material impact on the Company as related to this debt.

     In addition, the Company has a $1.9 million promissory note, of which $67,000 was current at September 28, 2001. The note is payable in monthly installments, bearing a 7.14% variable interest rate. A hypothetical ten percent increase in interest rates would not have a material impact on the Company.

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

     The following table provides information about Trimble's foreign exchange forward contracts outstanding as of September 28, 2001:

                                          Foreign            Contract Value         Fair Value
                        Buy/          Currency Amount              USD                in USD
      Currency          Sell          (in thousands)         (in thousands)       (in thousands)
----------------------------------------------------------------------------------------------------
Yen                     Sell               858,000               $7,259               $7,294
Euro                    Sell                 5,175               $4,504               $4,749
Sterling                 Buy                 1,011               $1,462               $1,485


PART II.   OTHER INFORMATION

ITEM 1.  Legal Proceedings

     In January 2001, Philip M. Clegg instituted a lawsuit in the United States District Court for the District of Utah, Central Division, against Spectra-Physics Laserplane, Inc., Spectra Precision AB and Trimble Navigation Limited. The complaint alleges claims of infringement of U.S. Patent No. 4,807,131, breach of contract and unjust enrichment. The suit seeks damages and an accounting for moneys alleged to be owed under a license agreement, plus interest and attorney fees. Management believes the case to be without merit and intends to defend the lawsuit vigorously.

     In August 2001, Lockheed Martin Corporation served a Complaint alleging patent infringement of U.S. Patent No. 4,949,089 on the Company, Spectra Precision, Inc., Leica Geosystems, Inc., Sokkia Corporation and Carl Zeiss, Inc. The lawsuit was filed in the United States District Court for the Eastern
District of Texas, Marshall Division. Lockheed seeks treble damages, an injunction and attorney fees. Management believes the case to be without merit and intends to defend the lawsuit vigorously.

     On November 2, 2001 Qualcomm Incorporated filed a lawsuit against the Company in Superior Court of the State of California. The complaint alleges claims for an unspecified amount of money damages arising out of Qualcomm's perceived lack of assurances in early 1999 that the Company's products purchased by Qualcomm would work properly after a scheduled week number rollover event that took place in August, 1999. The Company has not had an opportunity to assess the merits of the lawsuit.

     In the opinion of management, resolution of the foregoing litigation is not expected to have a material adverse effect on the overall financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of one of these matters could materially affect the Company's future operations or cash flows in a particular period.

     The Company is also a party to other disputes incidental to its business. The Company believes that the ultimate liability of the Company as a result of such disputes, if any, would not be material to its overall financial position, results of operations, or liquidity.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              None.


         (b)  Reports on Form 8-K

     The registrant did not file any Current Reports on Form 8-K during the fiscal quarter ended September 28, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  TRIMBLE NAVIGATION LIMITED
                         (Registrant)



By:  /s/ Mary Ellen Genovese
   -----------------------------------------------------------
                      Mary Ellen Genovese
                    Chief Financial Officer
               (Authorized Officer and Principal
               Financial and Accounting Officer)



DATE:  November 9, 2001