Form 10-K/A
period 2000-12-29
TRIMBLE NAVIGATION LTD /CA/
filed 2002-03-28
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 2000
                                             ----------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to ___________

                         Commission File Number: 0-18645

                           TRIMBLE NAVIGATION LIMITED
             (Exact name of Registrant as specified in its charter)

         California                                   94-2802192
 --------------------------------          ---------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

    645 North Mary Avenue, Sunnyvale, CA                     94088
 --------------------------------------------         --------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $446,702,176 as of March 22, 2002, based on the closing sale price of the common stock quoted on the Nasdaq National Market for that date.

     On March 29, 2001, Trimble Navigation Limited, a California corporation, filed an Annual Report on Form 10-K for the fiscal year ended December 29, 2000. This amendment on Form 10-K/A is filed for the sole purpose of disclosing additional information required pursuant to Rule 701 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

     The following text is added to page 18:

     "On November 14, 2000, the Company issued 576,726 shares of its Common Stock (valued at $14,995,000) to the shareholders of Tripod Data Systems, Inc. in connection with the acquisition of the assets and business of Tripod Data Systems. (See "Recent Business Developments" on page 21 for a description of the acquisition.) Upon a hearing before the California Department of Corporations in which the terms and conditions of the offer were approved, the shares of Common Stock issued in the transaction were exempt from registration by reason of qualification under Section 3(a)(10) of the Securities Act of 1933, as amended."



                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRIMBLE NAVIGATION LIMITED


                                          By: /s/ Steven W. Berglund
                                            ---------------------------------
                                          Steven W. Berglund,
                                          President and Chief Executive Officer


                                          March 28, 2002