Form 10-K
period 2001-12-28
TRIMBLE NAVIGATION LTD /CA/
filed 2002-03-28
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 28, 2001
                                -----------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to ___________

                         Commission File Number: 0-18645

                           TRIMBLE NAVIGATION LIMITED
             (Exact name of Registrant as specified in its charter)

           California                                   94-2802192
  --------------------------------------    ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

 645 North Mary Avenue, Sunnyvale, CA                     94088
 ---------------------------------------     -----------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $446,702,176 as of March 22, 2002, based on the closing sale price of the common stock on the NASDAQ Stock Market for that date.

     There were 28,181,736 shares of the registrant's Common Stock issued and outstanding as of March 22, 2002.

                           FORWARD-LOOKING STATEMENTS

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

                                     PART I

Item 1.           Business

General

     Trimble Navigation Limited, a California corporation ("Trimble" or "the Company"), develops, manufactures, and distributes products enabled by Global Positioning System ("GPS"), optical, laser, and wireless communications technology. We provide end-users, value added resellers ("VAR's") and original equipment manufacturers ("OEM's") with positioning solutions principally targeted for the agriculture, engineering and construction, fleet and asset management, timing, automobile navigation, and military markets.

Background

     Trimble provides positioning solutions for many applications requiring precise determination of location using GPS, optical, laser, communications and information technologies. Positioning solutions are used in many industries including construction, engineering, agriculture, trucking, maritime, automotive, aviation, fleet and asset management, consumer, mobile appliances, military, in-vehicle navigation, timing, and recreation.

     The majority of Trimble product sales use GPS as the positioning technology. GPS offers major advantages over earlier technologies in ease of use, precision, and accuracy. It provides worldwide coverage in three dimensions and can also provide data to enable time and velocity measurements

     GPS is a system of 28 orbiting Navstar satellites established and funded by the U.S. government, which has been fully operational since March 1995. GPS positioning is based on a trilateration technique that precisely measures distances from three or more Navstar satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver calculates distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver. The receiver then trilaterates its position using its known distance from various satellites, and calculates latitude, longitude and altitude. Under normal circumstances, a stand-alone GPS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to approximately 10 meters, 24 hours a day. Greater accuracies are possible through a technique called "differential GPS." In addition, GPS provides highly accurate time measurement.

     * The usefulness of GPS is dependent upon the locations of the receiver and the GPS satellites that are above the horizon at any given time. Reception of GPS signals requires line-of-sight visibility between the Navstar satellites and the receiver, which can be blocked by buildings, hills, cloud cover and dense foliage. The receiver must have a line of sight to at least three satellites in order to determine its location in two dimensions--latitude and longitude--and at least four satellites to determine its location in three dimensions - latitude, longitude, and altitude. The accuracy of GPS may also be limited by distortion of GPS signals from ionospheric and other atmospheric conditions, and intentional or inadvertent signal interference or Selective Availability ("SA"). SA, which was the largest component of GPS distortion, is controlled by the U.S. Department of Defense and on May 1, 2000, was deactivated.

     Different   applications   require  different   accuracies  -  for  example
navigation typically requires one to three meters and survey and machine guidance typically require less than ten centimeters. By using a technique called "differential GPS" using two or more GPS receivers, position accuracy can be improved over unaided GPS. This technique compensates for a number of measurement distortions, including ionospheric and other atmospheric distortions as well as SA. Differential GPS involves placing one GPS receiver at a known location and continuously comparing its calculated location to its actual location to measure signal distortions and errors in the satellite data. Measurement corrections can be transmitted in real-time over a radio or telephone link or integrated later with accumulated data. Most distortions and errors are reasonably constant over large areas, so that multiple GPS receivers can use these measurements to correct their own position calculations.

     * Trimble's GPS products are based on proprietary receiver technology. Trimble's GPS receivers track all satellites in view and automatically select the optimum combination of satellites to provide the most accurate set of measurements. The convergence of positioning, wireless, and information technologies enables significant new value to be added to positioning systems, thereby creating a more robust solution for the user. In addition, recent developments in wireless technology and deployments of wireless networks have enabled less expensive wireless communications. These developments allow for the efficient transfer of position data to locations away from the positioning field device, allowing the data to be accessed by more users and thereby increasing productivity.

     * Navstar satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. The U.S. Department of Defense is committed to maintaining a 24 satellite constellation. The total number of GPS satellites that are currently operational is 28, some of which have been in place for 12 years. Repairing damaged or malfunctioning satellites is currently not feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A significant reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. However, a 1996 Presidential Decision Directive marks the first time that access to GPS for civilian use has a solid foundation in law. Because of increasing commercial GPS applications, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of these factors could affect the willingness of buyers of the Trimble products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products could have a material adverse effect on Trimble's financial results. In 1995, certain European government organizations expressed concern regarding the susceptibility of GPS equipment to intentional or inadvertent signal interference. Such concern could translate into reduced demand for GPS products in certain geographic regions in the future.

     Laser and optical products measure distances very accurately by means of a light beam. Trimble generally uses commercially available laser diodes to create laser light beams for its applications. Trimble's proprietary precision mechanics and software algorithms in these products combine to give robust, accurate distance and angle measurements for a variety of agricultural, surveying, and construction applications.

Business Strategy

     Our  strategy   leverages  our  expertise  in  GPS  and  other  positioning technologies to provide product solutions to our customers. Our primary objectives are:

     * Focus on growth markets. We target markets which offer potential for growth, profitability, and market leadership. Our current focus is on four primary market segments: Engineering and Construction, Agriculture, Fleet and Asset Management and Component Technologies. In addition, we serve other smaller markets and include these in the Portfolio Technologies segment. In general, the customers needs within these market segments can be characterized by a need for improved productivity, lower cost, higher convenience or better information. We intend to continuously evaluate new market segments as well as specific vertical markets within these segments as we develop new applications for our technology.

     * Provide innovative, differentiated product solutions. We strive to provide innovative solutions that deliver significant value to our end-users by developing products with hardware capabilities and software features designed for specific applications. Trimble continues to focus on hardware advances that lead to smaller size, lower power requirements, improved sensitivity and greater accuracy. Our products typically bundle hardware and software together. In some cases, we license the results of our developments to third parties.

     * Develop products that integrate positioning communications and information technologies. We intend to leverage the advances in positioning, wireless, and information technologies by integrating them in new classes of products that provide the user with higher functionality and greater access to information.

     * Develop distribution channels to improve market penetration. We have developed extensive distribution channels within our targeted market segments and have established strong customer relationships based on Trimble's strong product position and commitment to support. The acquisition of the Spectra Precision Group added significant new distribution capability internationally. A major focus will be to further develop our channels, both by increasing the capabilities in regions currently served as well as through international expansion.

     * Pursue key customer alliances. Key customer alliances have been a significant element of our success. We have established such alliances with companies including Caterpillar Inc.; CNH Global N.V.; Siemens VDO Automotive AG; Infineon Technologies; Nortel Networks Limited; Blaupunkt-Werke GmbH, a wholly owned subsidiary of Robert Bosch GmbH (Bosch); McNeilus Companies, Inc., a subsidiary of Oshkosh Truck Corporation; and Seiko Epson. These relationships have enhanced our ability to enter new markets, develop new products and strengthen our distribution network. These relationships are generally terminable at will by either party. As our markets develop and new markets emerge, we expect that alliances will be a significant factor in our success. We may also form other types of alliances or take advantage of acquisition opportunities that complement our product portfolio, extend our technology, enable us to enter new markets, or solidify our current market position.

INDUSTRY SEGMENTS

     We operate in four primary industry segments that use a variety of positioning-based solutions, including: (i) Engineering and Construction, (ii) Agriculture, (iii) Fleet and Asset Management, (iv) Component Technologies, and other smaller segments included in Portfolio Technologies.

     We design, market, and distribute products that determine precise geographic location or position, sometimes combined with data communications and applications software. We sell our products through a network of direct salespeople, OEMs, VARs, independent dealers, distributors and authorized sales representatives supported by sales offices throughout the world.

     We conduct research and development activities at our facilities in Sunnyvale, California; Dayton, Ohio; Corvallis, Oregon; Chandler, Arizona; Westminster, Colorado; Danderyd, Sweden; Christchurch, New Zealand and in Jena, Munich and Kaiserslautern in Germany. Solectron Corporation and Solectron Federal Systems, Inc. (collectively, "Solectron") currently manufacture most of Trimble's GPS products. We also have production facilities in Danderyd, Sweden, Jena and Kaiserslautern in Germany and Dayton, Ohio for the manufacture of our optical and laser products.

     To achieve distribution, marketing, production, and technology advantages for our targeted markets, we manage our industry segments within corresponding divisions. Each division is responsible for strategy, sales and marketing, product development and financial performance, and is headed by a general manager.

Engineering and Construction

     To pursue the opportunities in the Engineering and Construction industry segment, we employ GPS, optical, laser, communications and information technology. We offer a range of hardware and software products that are used by survey and construction professionals in the field to perform precise position determination, data collection, field computing, data management, and automated machine guidance and control. The applications served include surveying, general construction, site preparation, excavation, road and runway construction, interior construction and underground construction.

     Our products reduce the need for manual calculations and operations, thereby improving productivity and providing potential cost savings. These improvements can also lead to improved project completion times and reduced errors that lead to rework. Our goal is to provide comprehensive "field-to-office" solutions that enable users to integrate field construction operations with their office information systems. These solutions streamline the use of information in the engineering and construction process, from project concept to completion. For example, if the field and the office are tightly integrated, data collected and created in the project feasibility phase can be used and modified in the design phase. Data resulting from the design phase can be used to automate processes in the construction phase. Finally, data collected from the construction site can be used for both monitoring progress and quality, and as an input to required design changes.

     In 2001, Trimble generated approximately 64% of its revenue from this segment. The current market size is estimated at approximately, one billion dollars, and we believe we have the leadership position with approximately 29% market share.

Products

The following is a table of some of the key Engineering and Construction products.

 -------------------------------------------------------------------------------------------------------------------
                   Product                                                Description
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 GPS Total Station(R)5700                    A GPS measurement system that provides three dimensional position within 10 millimeters.  Provides surveyors and civil engineers with features that improve speed and accuracy. Combined with Trimble
                                             Survey Controller(TM)field software and Trimble Geomatics Office
                                             Software(TM), survey and design tasks are unified in one system.
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
  5600DR 200+ Total Station                  A reflectorless total station surveying instrument that does not require a reflecting prism. Surveyors can survey objects that cannot
                                             be physically reached from over 200 meters away.   The instrument
                                             can, in its robotic version, be operated remotely which enables one operator to execute all applications without assistance.
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 SiteVision(R)                               GPS 3D Machine Control System A grade control system for the construction market that combines a ruggedized on-board computer, a high precision dual frequency receiver, two duel frequency GPS antennas, three light bars and a radio. The System enables a bulldozer operator to grade to the design that is displayed in the cab and eliminate the need to follow stakes.
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 Spectra                                     Precision Laser GL700 series An innovative series of laser transmitters designed for a variety of machine control, general construction and agricultural applications. Simple to setup and use they offer higher stability and more consistent accuracy over wide areas. The transmitters improve productivity and reduce rework for a range of site prep and general construction grading applications.
 -------------------------------------------------------------------------------------------------------------------

Agriculture

     In today's competitive agriculture market, where low cost producers have a significant advantage, efficient field operation and data management can be critical to success. We provide water management, machine guidance and field management solutions to enhance the productivity of equipment assets, to improve yields and shorten key processes. Our products serve a number of agriculture applications including precise land leveling, machine guidance, yield monitoring and variable-rate applications of fertilizers and chemicals. For example, our GPS-based machinery guidance systems and field monitoring systems enable machinery operators to achieve improved accuracy when planting row crops and applying fertilizers and chemicals.

     * We believe that there is a considerable growth opportunity in replacing traditional positioning technologies in the agriculture market with GPS and laser positioning technology. Given the recent introduction of the technology, the Company believes that the market remains relatively unpenetrated. Machine guidance systems have primarily been sold and installed in the aftermarket. Original equipment manufacturers are increasingly integrating these capabilities into new machines. We believe that we are positioned to address the opportunities in the new equipment market as the result of our relationship with CNH Global (formerly Case Corporation), a global manufacturer and distributor of agricultural equipment. Since 1997, CNH Global has utilized our GPS receivers for advanced farming systems. Our customers in the agriculture market segment include family farmers, commercial growers, crop consultants, equipment manufacturers, farm centers and service providers.

     In 2001 this segment represented approximately 5% of Trimble's revenue.

Products

The following is a table of some of the key Agriculture products.

 -------------------------------------------------------------------------------------------------------------------
                   Product                                                Description
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 AgGPS(R)132                                Farmers use the AgGPS 132 to tag soil type, insect infestation, or crop yield information with precise, sub-meter location data.
                                            Mapping this data highlights problem areas and helps farmers target their use of agricultural products, saving money and increasing productivity.
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 AgGPS(R)Autopilot                           A system that automatically steers tractors to within centimeters for row-crop applications. The driver, with hands-free operation, can now concentrate on working the implements for listing, bed preparation, planting and cultivating.  This technology translates into increased productivity for the farmer through more efficient utilization of tractors and extended working hours.
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 Laser-based                                 Water Management Systems Laser-based water management allows the agricultural industry to make topographical maps of their fields, design solutions for drainage or irrigation, and control the machines that grade the land using a rotating plane of laser light.
                                             Growers generally have either too much water or too little water to grow a crop. Landleveling and farm tile drainage is a high productivity long-term investment for a grower to enhance crop yields.
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 AgGPS(R)EZ-GuideTM 110                      The AgGPS EZ-Guide 110 is a low-cost, easy-to-use parallel swathing system that uses GPS technology to help the operator guide farm machinery in precise rows.  The system allows farmers to increase productivity and profitability through more efficient utilization of agriculture vehicles, extending working hours available in a day and reducing costs.  The EZ-Guide system is fully upgradable with
                                             Trimble's EZ-Map and Field Manager products for field mapping or variable rate management.
 -------------------------------------------------------------------------------------------------------------------

Fleet and Asset Management

     Our Fleet and Asset Management segment includes the mapping and Geographic Information Systems (GIS) market and the mobile positioning and communications market.

     We integrate wireless, GPS and information technologies to provide solutions for a variety of applications in fleet management and asset tracking. Our products enable end-users to monitor and manage their mobile and fixed assets by communicating location-relevant information from the field to the office. The keys to these applications is the ability to accurately locate assets and to rapidly collect and transfer a wide range of asset-related data from the field to the office for monitoring and verification and for use in decisions. We currently offer a range of products that address a number of sectors of this market including truck fleets, security, telematics, public safety vehicles, and fixed asset data collection for a variety of governmental and private entities.

     Our mobile asset management products offer a range of asset management solutions, including an internet delivered, cellular based solution for vehicle fleet management that provides all the functionality necessary to actively manage vehicles in the field. End-users can track the movement of their vehicles, employees, and goods and services. This allows them to improve their decisions regarding asset utilization. For example, end-users can route vehicles in their fleet more efficiently, reducing vehicle downtime, and potentially increasing the number of deliveries or trips per vehicle. Other benefits may include more efficient vehicle maintenance, reduced misuse of vehicles and providing their customers with more detailed information on the location of products and services.

     In fixed asset tracking, the increased use of the Internet and wireless communication is providing asset-rich organizations such as utilities, natural resource agencies and local governments with better access to data on their field assets. A key to this market is the creation and maintenance of GIS databases. Our range of GPS based GIS data collection and maintenance products enable these organizations to capture and maintain the features and attributes of their field assets.

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

     In 2001, this segment represented approximately 12% of Trimble's revenue. We estimate that the current market size is approximately $500 million.

Products

The following is a table of some of the key Fleet and Asset Management products.

 -------------------------------------------------------------------------------------------------------------------
                   Product                                                Description
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 Pathfinder Pro Family                       The GPS Pathfinder(R)Pro XR and Pro XRS Systems are GIS data collection and maintenance systems that provide real-time submeter accuracy.  These systems are used in a range of applications including utility asset management, environmental monitoring, scientific research, hazardous waste clean up, municipal asset management, and natural resource management.
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 CrossCheck(R)                               Product Family A cellular mobile unit that combines GPS, cellular, and computing technologies onto a single module - provides a cost-effective asset and route management tool for fleet management.
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 GeoExplorer(R)3                             A data collection and maintenance system that provides a rugged handheld GPS solution for creating and maintaining GIS databases for management of utility, urban, and natural resources.
 -------------------------------------------------------------------------------------------------------------------

Component Technologies

     We market our component products through a network of OEM relationships. The products include proprietary chipsets, printed circuit boards, modules and intellectual property licenses. The products are incorporated into timing sources for synchronizing wireless and computer systems; in-vehicle navigation and telematics systems; fleet management; security systems; data collection
systems;   and  wireless   handheld  consumer   products.

     * We believe that technological advances in GPS components will result in reduced size, lower cost, lower power consumption and improved capability. These improvements will allow GPS to be potentially useful for a number of new, high volume applications, many of them in consumer markets. The applications may include wireless handheld products (smart phones, pagers, child and personal locators); automobile products (navigation systems, security systems, auto emergency response systems, and telematics systems); PC-based products (in-car computers, portable PCs, and PDAs); and general consumer products (wristwatches, portable navigation systems, and pet locators).

     * Our in-vehicle navigation and telematics technologies are sold to OEMs that sell directly to automobile manufacturers, including Pioneer, Bosch Blaupunkt-Werke GmbH, Siemens VDO Automotive AG, and Magneti Marelli. Automobile manufacturers that currently purchase products incorporating our GPS technology include: Alfa Romeo, BMW, Fiat, Honda, Mercedes, Opel, Porsche, Renault, and VW/Audi.

     * A significant consumer market for GPS components is expected to be the wireless handset market. The FCC has mandated that wireless carriers must be able to provide location data for all 911 emergency calls made from cellular phones. This Enhanced 911 (E911) mandate now requires all carriers and all markets to deploy the location capability by 2006. The mandate is creating the need for the wireless carriers and handset manufacturers to find ways to meet the mandate's accuracy requirements of 50 meters, 67 percent of the time and within 150 meters, 95 percent of the time for handsets. GPS technology provides a potential solution to meet or exceed the requirements of the E911 mandate. This market will require very small, low-cost GPS components that consume very little power. Trimble's current products and technical development plans are aligned with the needs of the high volume market and we expect to be an active participant in the market. The mandate also allows for network based solutions that can provide accuracy of 100 meters 67 percent of the time and within 300 meters 95 percent of the time. We also offer precision GPS timing products designed for the network based E911 solutions.

     This segment represented approximately 12% of Trimble's 2001 revenue. We estimate the market size today is approximately $300 million.

Products

The following is a table of some of the key Component Technologies products.


 -------------------------------------------------------------------------------------------------------------------
                   Product                                                Description
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 FirstGPS(TM)                                Specifically developed for power-sensitive mobile information devices such as laptops, PDAs, digital cameras, smart phones, pagers and automobile navigation systems. The architecture allows high-volume manufacturers of consumer products to add GPS
                                             location with minimal impact on the device's size or battery life.
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 Thunderbolt(TM)                             GPS-disciplined Clock A GPS clock designed specifically for precision timing and synchronization of wireless networks. Wireless systems need precise timing to optimize use of their assigned radio spectrums across wide geographic areas.
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 Custom CDMA Clock                           A GPS clock supplied to major supplies of CDMA equipment.
 -------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------
 Lassen(TM)                                  LP GPS A miniature, low-power GPS receiver module for battery-powered applications. It is suited to embedding GPS in portable devices such as PDAs, personal communication systems, data
                                             terminals, recorders and instrumentation units.
 -------------------------------------------------------------------------------------------------------------------

Portfolio Technologies

     This segment is an aggregation of various operations that each equal less than ten percent of the Company's total operating revenue. The products in this segment are navigation modules and embedded sensors that are used in avionics, flight, and military applications. Also, included in this segment are the operations of our Tripod Data Systems subsidiary, which was acquired on November 14, 2000.

     On March 6, 2001, the Company sold its Air Transport Systems (ATS) business to Honeywell. The ATS business was a part of our Portfolio Technologies segment and involved the Trimble 8100, the HT 9100 and two other product lines.

Products

The following is a table of some of the key Portfolio Technologies products.

----------------------------------------------- ----------------------------------------------------------------------
TA-12(TM)                                       An all-in-view, PPS GPS receiver for military aircraft operating within the US National Airspace System. The TA-12 receiver is
                                                FAA TSO-C129A certified and designed for integration with
                                                Flight Management Systems that require Instrument Flight Rules certified operations.
----------------------------------------------- ----------------------------------------------------------------------
----------------------------------------------- ----------------------------------------------------------------------
Force 5 GRAM-S(TM)                              An  all-in-view,  dual  frequency  PPS  embedded  GPS  receiver  card designed for integration with military  inertial  navigation  systems for use on high performance aircraft and missiles.
----------------------------------------------- ----------------------------------------------------------------------

Sales and Marketing

     Trimble currently has regional sales offices throughout North America and Europe. Offices serving the rest of the world include Australia, Canada, China, Dubai, Japan, Manila, New Zealand, and Singapore. We tailor the distribution channel to the needs of the product and regional market. Therefore, we have a number of forms of sales channel solutions around the world.

     North America. Trimble sells its products in the United States primarily through dealers, distributors, and authorized representatives. This channel is supplemented and supported by employees who provide additional sales support. In some cases, where third party distribution is not available, we utilize a direct sales force. We also utilize distribution alliances and OEM relationships with other companies as a means to serve selected markets.

     International. Trimble markets to end-users through a network of dealers and distributors in more than 85 countries. Distributors carry one or more product lines and are generally limited to selling either in one country or in a portion of a country. Trimble occasionally grants exclusive rights to market certain products within specified countries.

     Sales to unaffiliated customers in locations outside the U.S. comprised approximately 50% of total revenues in fiscal 2001, 52% in fiscal 2000 and 52% in fiscal 1999. North and South America represented 58% of our revenue, Europe 30%, and Asia 12% in fiscal 2001.

     Support. The warranty periods for Trimble's products are generally between one and three years from date of shipment. Selected military programs may require extended warranty periods, and certain products sold by our Tripod Data Systems subsidiary have a 90 day warranty period. We support our GPS products through an on-board replacement program from locations in the United Kingdom, Germany, Japan, and Sunnyvale, California. The repair and calibration of our non-GPS products is available from company owned or funded facilities. Additionally over 200 service providers globally perform warranty servicing of our products. We reimburse dealers and distributors for all authorized warranty repairs they perform. Trimble does not derive a significant portion of its revenues from support or service activities.

Competition

     In the Engineering and Construction segment, we face competition primarily from other GPS and optical vendors, including Leica AG, Topcon Corporation Thales Group, NovAtel Inc., Sokkia Company, Ltd., and Nikon Geosystems.

     In the Agriculture segment we face competition from John Deere, CSI Wireless, Starlink, AgSystems, Integrinautics, and Topcon Corporation.

     In the Component Technologies segment for GPS components the primary competitors are Japan Radio Corporation (JRC), Motorola, SirF, uBlox, and Leadtech. In the timing markets, the primary competitor is Symmetricom.

     In the Fleet and Asset management segment we face competition from CSI Wireless, @Road, MinorPlanet, @Track, AirIQ, Leica AG, Garmin Corporation, and Corvallis Micro Technologies.

     In the Portfolio Technologies segment, we face competition from Rockwell Collins Inc., L3 Communications, Raytheon Company, and Thales Group.

     * The principal competitive factors vary widely from segment to segment, but typically include ease of use, size, weight, power consumption, features, performance, reliability and price. In the commercial solution applications, ease of use and user functionality become the differentiating factors. We believe that our products currently compare favorably with respect to these factors. We intend to maintain our leadership position through:

     o systems, products and services that have significantly differentiated features with improved benefits to end-users.

     o a strong commitment to new product development. Trimble currently offers more than 100 products and continues to improve and expand the line.

     o    our technology leadership with approximately 531 patents issued.

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

Research and Development

     Our leadership position in our targeted market segments is the result, in large part, of our strong commitment to research and development. We invest in developing positioning technologies, information technologies, and wireless communications, realized in the design of proprietary software, optics, laser systems, control systems, integrated circuits, network radios, GPS receivers, and real time kinematic (RTK) technology. We devote a portion of our research and development expenditures to advancing core positioning technologies and integrating them with synergistic technologies such as communications, sensors, and information technologies.

     The majority of our research and development staff develops products for a variety of applications that utilize these technologies. Recent examples include:

     o 3-D passive positioning through the use of rotating lasers for the construction market
     o 5600DR 200+ reflectorless robotic total station for the surveying and construction market
     o Crosscheck GSM, integrating cellular and GPS technology for fleet management
     o Autosteer tractor controls utilizing GPS and sensor technologies for the agricultural market.
     o The GPS Total Station 5700 incorporating Trimble's latest RTK technology for surveying and stake out, and
     o The FirstGPS technology, offering small, low-power GPS for automotive and other embedded applications.

     Below is a table of Trimble's expenditures on research and development over the last three fiscal years.

                             December 28,      December 29,       December 31,
Fiscal Years Ended               2001              2000               1999
------------------------- ----------------- ------------------ -----------------
(In thousands)

Research and development       $62,881            $46,520           $36,493

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

Manufacturing

     In August of 1999, we began outsourcing the manufacture of our GPS-based products, to Solectron Corporation (Solectron). Solectron continues to manufacture our GPS products and is responsible for substantially all material procurement, assembly and testing. Trimble continues to manage product design through pilot production. While Solectron is responsible for most facets of the physical manufacturing process, we are directly involved in qualifying suppliers and the key components used in our products.

     We manufacture our optical and laser-based products at four manufacturing facilities located in Dayton, Ohio; Danderyd, Sweden; and Kaiserslautern and Jena, Germany. Some of these products and subassemblies are also assembled on a contract basis.

     In addition, as of August 2001, Trimble completed the transfer of its manufacturing activities in Austin, Texas, to Sunnyvale, California. We are currently in the process of transferring our FAA certifications to our Sunnyvale manufacturing facility.

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

Patents, Trademarks, and Licenses

     Our success depends to a significant extent on technical innovation. We pursue an active program of filing patent applications to protect technologically sensitive features of our products. We currently hold approximately 370 U.S. GPS related patents and approximately 20 foreign GPS related patents that expire at various dates no earlier than 2005, and we hold approximately 40 other technology patents. We also have approximately 100 laser or optical related patents worldwide. We currently license certain peripheral aspects of our technology from Spectrum Information Technologies and GeoResearch. Trimble may enter into additional licensing arrangements in the future relating to its technologies.

     At  present  there  are  92  trademarks   registered  to  Trimble  and  its
subsidiaries.   Specifically,   "Trimble"   with  the  sextant  logo,   "Trimble
Navigation," "GeoExplorer," and "GPS Total Station," are trademarks of Trimble

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

Employees

     As of December 28, 2001, Trimble employed 2,099 people: 555 in research and development, 715 in sales and marketing, 583 in manufacturing, and 246 in general administration. Of these, 598 were located in Europe (of which 246 were in Germany and 245 were in Sweden), 196 in New Zealand, 39 in the Asia Pacific region and 1,266 in the United States, Canada and Mexico. We also employ temporary and contract personnel that are not included in the above headcount numbers.

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

Executive Officers of the Company

     The names, ages, and positions of the Company's executive officers as of March 5, 2002 are as follows:

Name                                        Age                  Position
-----------------------------------------------------------------------------------------------------------------------------
Steven W. Berglund..................        50          President, Chief Executive Officer
Mary Ellen P. Genovese..............        42          Chief Financial Officer
William C. Burgess..................        55          Vice President, Human Resources
Joe F. Denniston, Jr................        41          Vice President of Operations
John E. Huey........................        52          Treasurer
Irwin L. Kwatek.....................        63          Vice President and General Counsel
Michael W. Lesyna...................        41          Vice President and General Manager, Mobile Solutions Division
Bruce E. Peetz......................        50          Vice President, Advance Technology and Systems
Karl G. Ramstrom....................        58          Senior Vice President and General Manager,
                                                        Engineering and Construction Division
Anup V. Singh.......................       31          Corporate Controller
Alan R. Townsend....................       53          Vice President and General Manager, Trimble Field Solutions Division
Dennis L. Workman...................       56          Vice President and General Manager, Component Technologies Division


     All officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

     Steven W. Berglund joined the Company as President and Chief Executive Officer in March 1999. Mr. Berglund was elected to the Company's Board of Directors at the Annual Meeting of Shareholders held in June of 1999. Mr. Berglund has experience in engineering, manufacturing, finance, and global operations. Prior to joining the Company, Mr. Berglund was president of Spectra Precision, Inc., a subsidiary of Spectra-Physics. Spectra Precision had global revenue of approximately $200 million and developed and manufactured surveying instruments, laser based construction instruments, and machine control systems. During his fourteen years with Spectra-Physics, which was a pioneer in the development of lasers, Mr. Berglund held a variety of positions that included four years based in Europe. Prior to Spectra-Physics, Mr. Berglund spent a number of years at Varian Associates in Palo Alto, California where he held a number of planning and manufacturing roles. Mr. Berglund began his career as a process engineer at Eastman Kodak in Rochester, New York. Mr. Berglund attended the University of Oslo and the University of Minnesota where he received a B.S. degree in Chemical Engineering in 1974 and received his M.B.A. from the University of Rochester in 1977.

     Mary Ellen P. Genovese joined Trimble as Controller of Manufacturing Operations in December 1992. From 1994 to 1997 she served as Business Unit Controller for Component Technologies, and for the tracking and communications business units. She was appointed Corporate Controller in October 1997 and Vice President of Finance and Corporate Controller in February 1998. In September 2000 she was appointed Chief Financial Officer. Prior to joining Trimble, Mrs. Genovese was Chief Financial Officer and President for Minton Co., a distributing company to the commercial building market, from 1991 to 1992. In her position as Chief Financial Officer she was responsible for the accounting, management reporting and bank and investor financing for the company. In March of 1992, the board of directors asked her to assume the role of President to reorganize the company, including the divestiture of the manufacturing operations. Prior to 1991, she worked for 10 years with General Signal Corporation. She was appointed European Financial Controller in July 1990, where she was responsible for the company's three European operations, Germany, France and the United Kingdom. From 1988 to 1990 she served as Unit Financial Officer, for General Signal's Semiconductor Systems Division. She held several other management positions including Materials Manager, Controller of Manufacturing Operation and International Projects Controller for General Signal's Ultratech Stepper Division from 1984 to 1988. Mrs. Genovese is a Certified Public Accountant and received her B.S. in accounting from Fairfield University in Connecticut in 1981.

     William C. Burgess joined Trimble in August 2000 as Vice President of Human Resources. From August 1998 to July 2000, Mr. Burgess was Vice President of Human Resources and Management Information Systems for Sonoma West Holdings, Inc. Mr. Burgess also served as Vice President of Human Resources from May 1995 through July 1998 for Optical Coating Laboratory, a large high-tech manufacturer of fiber optic products. Mr. Burgess' experience also includes Telenekron Communications Systems, a developer of telecommunications software; and Asea Brown Boveri (ABB), a global technology company. Mr. Burgess received his B.S. from the University of Nebraska in 1973 and a M.S. in organizational development from Pepperdine University in 1978.

     Joe F. Denniston, Jr. joined Trimble in April 2001 as vice president of operations. In his role, he is responsible for worldwide manufacturing, distribution and logistics strategy. Prior to Trimble, Denniston worked for 3Com Corporation. During his 14-year tenure, he held several positions in test engineering, manufacturing engineering and operations. Most recently he served as vice president of supply chain management for the Americas. Prior to joining 3Com, he served over five years at Sentry Schlumberger in various roles. He received a B.S. in electrical engineering technology from the Missouri Institute of Technology in 1981 and a M.S. in computer science engineering from Santa Clara University in 1990.

     John E. Huey joined Trimble in 1993 as Director Corporate Credit and Collections, and was promoted to Assistant Treasurer in 1995 and Treasurer in 1996. Past experience includes two years with ENTEX Information Services, five years with National Refractories and Minerals Corporation (formerly Kaiser Refractories), and thirteen years with Kaiser Aluminum and Chemical Sales, Inc. He has held positions in Credit Management, Market Research, Inventory Control, Sales and as an Assistant Controller. Mr. Huey received his B.A. degree in Business Administration in 1971 from Thiel College in Greenville, Pennsylvania and an MBA in 1972 from West Virginia University in Morgantown, West Virginia.

     Irwin L. Kwatek joined Trimble as Vice President and General Counsel in November 2000. Mr. Kwatek was Vice President and General Counsel of Tickets.com, Inc., a ticketing services provider, from May 1999 to November 2000. Prior to that he was engaged in the private practice of law for more than six years. In his career, Mr. Kwatek has served as Vice President and General Counsel to several publicly-held high-tech companies, including Emulex Corporation, Western Digital Corporation and General Automation, Inc. Mr. Kwatek received his B.B.A. from Adelphi College in Garden City, New York and a M.B.A. from the University of Michigan in Ann Arbor. He received his J.D. from Fordham University in New York City in 1968.

     Michael W. Lesyna joined Trimble as Vice President of Strategic Marketing in September 1999. In September 2000, he was appointed Vice President and General Manager of the Mobile Positioning and Communications Division (recently renamed Mobile Solutions Division). Mr. Lesyna brings broad experience in developing business and marketing strategies for high tech companies. Prior to Trimble, Mr. Lesyna worked for Booz Allen and Hamilton, where he spent six years, most recently serving as a principal in the operations management group. While at Booz Allen and Hamilton, he was responsible for advising companies on a wide range of strategic issues. Prior to Booz Allen and Hamilton, Mr. Lesyna held a variety of engineering positions at Allied Signal Aerospace. He served as a Project Engineer for Allied Signal's European consortium in Germany, was a Development and Test Engineer for the altitude chamber, and was a Design Engineer for the company's first jet fighter engine afterburner. Mr. Lesyna received an MBA from Stanford University in 1994. He also received an M.S. in mechanical engineering in 1983 and a B.S. in mechanical engineering in 1982, both from Stanford University.

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

     Anup V. Singh joined Trimble in December 2001 as corporate controller. Prior to joining Trimble, Mr. Singh worked for Excite@Home from July 1999 to December 2001. During his tenure there, he held the position of senior director of Corporate Financial Planning and Analysis where he was responsible for worldwide budgeting, forecasting, management reporting and long-term strategic financial planning. He also held the position of international controller, responsible for all Finance and Administrative functions of the International Business Unit. In this role he developed and managed the execution of business plans for several joint ventures and overseas subsidiaries. Before Excite@Home, Mr. Singh also worked for 3Com Corporation from December 1997 to July 1999, and Ernst and Young LLP in both San Jose, California, and London, England. He received his B.A. in 1991 and M.A. in 1995 in economics and management science from Cambridge University in England. He is also a chartered accountant, and was admitted as a member of the Institute of Chartered Accountants in England and Wales in 1994.

     Alan  R.  Townsend  joined  Trimble  in  1991  as the  Manager  of  Trimble
Navigation New Zealand Ltd., a product development subsidiary of Trimble Navigation Ltd. In 1995, he was appointed General Manager of the Mapping and GIS systems group. In January 2001, he was promoted to Vice President and General
Manager of the Mapping and GIS Division and in November 2001 he assumed responsibility for the Agriculture business. He is also serving as the Managing Director of Trimble Navigation New Zealand Ltd. Prior to Trimble, Mr. Townsend served in a variety of roles within the Datacom group of companies in New Zealand including Managing Director of Datacom Software Research Ltd. from 1986 to 1991. Trimble acquired Datacom Software Research Ltd. in 1991. In addition, Mr. Townsend is a Director of IT Capital Ltd., a venture capital company based in Auckland, New Zealand; and a Director of Pulse Data Ltd., an electronics company that produces aids for the visually impaired in Christchurch, New Zealand. He is also a fellow of the New Zealand Institute of Management and a past president of the New Zealand Software Exporters Association. Mr. Townsend received a B.Sc. in economics from the University of Canterbury in 1970.

     Dennis L. Workman joined Trimble in 1995 as Director of Timing, where he led the development of GPS-based precision timing products for the wireless telecom market. In 1997, he was promoted to Director of Engineering for Software and Component Technologies. In 1998, Mr. Workman was appointed Senior Director and Chief Technical Officer of the newly formed Mobile and Timing Technologies
(MTT) business group. Mr. Workman also served as General Manager of Trimble's Automotive and Timing group, as well as Chief Technology Officer for MTT. In September 1999, he was appointed to serve as Vice President and General Manager of the Component Technologies Division. Prior to Trimble, Mr. Workman held various senior-level technical positions at Datum Inc. During his 9-year tenure at Datum, he spearheaded technology development for GPS products. Mr. Workman also led the development of board-level products unrelated to GPS for Datum's Bancomm division. In 1978, Mr. Workman co-founded Bancomm, which manufactures board-level and instrumentation products for precision timing and data logging applications. In 1984, he was appointed President of Bancomm. Prior to Bancomm, Mr. Workman co-founded Compression Labs in 1977 and served as Chief Technical Officer. Mr. Workman began his career at Chicago Aerial Industries as lead engineer. He then joined Goodyear Aerospace, now Loral, as program manager. Mr. Workman received a B.S. in mathematics from St. Mary's College in 1967 and a M.S. in electrical engineering from the Massachusetts Institute of Technology in 1969.

Item 2.           Properties

     Trimble currently leases an aggregate of 309,480 square feet in fourteen buildings in Sunnyvale, California. Trimble uses approximately 165,000 square feet, with approximately 30,000 square feet used for final assembly and shipping of GPS-based products and the balance is subleased to others. The leases and subleases on these buildings expire at various dates through 2005. We are leasing two buildings in Westminster, Colorado totaling 73,000 square feet of which Trimble uses the 28,000 square foot facility. It is expected that Trimble will use approximately 10,000 square feet of the 45,000 square foot building with the balance subleased. The leases expire in 2006. We lease a building in Chandler, Arizona totaling 26,039 square feet and the lease expires in November 2002. Trimble leases 65,000 square feet in two buildings in Christchurch, New Zealand, for software development. The leases expire in 2005 and 2010. We also lease a 57,200 square foot building in Huber Heights, Ohio (our Dayton, Ohio facility) where 22,300 square feet are used in the manufacturing of optical and laser based products, and the balance is used for sales, marketing, research and development and administration. The lease expires July 16, 2011. The Company owns an additional 150,000 square feet in Huber Heights, Ohio of which approximately 96,500 square feet is used for manufacturing and warehousing and the remainder are used for administration activities. We also lease a 21,600 square foot building in Atlanta, Georgia where approximately 2,100 square feet is used in manufacturing/warehouse space and 19,500 square feet is used for sales, marketing, research and development and administration and this lease expires in September 2002. Trimble leases a 93,900 square foot building in Danderyd, Sweden and a 26,000 square foot building in Kaiserslautern, Germany and a 28,700 square foot building in Jena, Germany. These buildings are primarily used for manufacturing. Trimble's largest international sales office is leased in Raunheim, Germany (28,700 square feet). In addition, our sales offices in Austria, Australia, Belgium, China, France, Germany, Italy, Japan, Mexico, Netherlands, Philippines, Spain, Singapore,
Russia, United Kingdom, United Arab Emirates, and in various cities throughout the United States are leased. Trimble's international office leases expire at various dates through 2010. Certain of the leases have renewal options. Trimble owns a two story, 20,000 square foot building in Corvallis, Oregon, used by our Tripod Data Systems subsidiary, that is encumbered by a $1.9 million dollar loan. We believe that our facilities are adequate to support our current and anticipated near-term future operations.

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

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

     Trimble's Common Stock is quoted on the Nasdaq National Market under the symbol TRMB. The following table sets forth, for the quarters indicated, the range of high and low closing sales prices for Trimble's Common Stock on the Nasdaq National Market:

                                     High              Low
                                     -----             ----
           2001:
                    Fourth           $18.41            $12.89
                    Third             19.80             13.06
                    Second            21.25             12.75
                    First             28.50             16.50

           2000:
                    Fourth           $28.19            $18.00
                    Third             62.81             20.44
                    Second            50.75             18.44
                    First             30.25             19.00

     As of March 22, 2002 there were 1,112 registered shareholders of record, and the closing price of Trimble's common stock on that day was $15.95 per share as reported on the Nasdaq National Market.

     Trimble has never paid cash dividends on its Common Stock. We presently intend to retain earnings to finance our business, and do not intend to declare any cash dividends in the foreseeable future. Under the provisions of the Credit Facilities, the Company is allowed to pay dividends and repurchase shares of its common stock up to 25% of net income for the prior fiscal year. See Note 11 to the Consolidated Financial Statements contained in Item 8 below.

Recent Sales of Unregistered Securities

     On May 31, 2001, affiliates of John Hancock Life Insurance Company exercised warrants to acquire 400,000 shares of common stock at a purchase price of $10.95 for aggregate cash proceeds of approximately $4.4 million. The warrants were issued in a privately negotiated transaction in 1994. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     On December 21, 2001, we completed the first closing of a private placement equity offering of 1,783,337 shares of our common stock at a price of $15.00 per share to certain qualified investors for aggregate cash proceeds of approximately $26.8 million. Additionally, we granted these investors five-year warrants to purchase an additional 356,670 shares of stock, subject to certain adjustments, at an exercise price of $19.475 per share.

     On January 15, 2002, we completed the second closing of the private placement equity offering, through which, we issued 1,280,004 additional shares of our common stock at a price of $15.00 per share to certain qualified investors for aggregate cash proceeds of approximately $19.2 million. Additionally, we granted these investors five-year warrants to purchase an additional 256,002 shares of common stock, subject to certain adjustments, at an exercise price of $19.475 per share.

     On March 20 2002, in connection with the amendment to the subordinated note, the Company agreed to issue to Thermo Electron a five-year warrant to purchase 200,000 shares of Trimble's common stock at an exercise price of $15.11. Under the terms of the agreement, beginning on July 14, 2002, Trimble will also issue five-year warrants to purchase 250 shares of common stock on a quarterly basis for every $1 million of principal and interest outstanding until the note is paid off. These warrants will be exercisable at a price equal to Trimble's closing price on the last trading day of each quarter. Under the five-year warrant, the total number of warrants issued will not exceed 376,233 shares.

     These sales of securities in the private placement were deemed exempt from the registration in reliance on Section 4(2) of the Securities Act, as amended, or Regulation D promulgated thereunder, based on the nature of the purchasers and the nature of the arms-length negotiated transaction, and the filing of a Form D.

     The Warrant exercise price and/or the number and kind of shares purchasable upon the exercise of the warrant is subject to certain adjustments such as subdivision or combination of stock, dividends or distributions in common stock, other stock or property, reorganization, consolidation or merger, or sale or issuance of securities below warrant price.

     We used the net proceeds of the sales for working capital purposes and to pay down a portion of our outstanding debt.

Item 6.           Selected Financial Data

HISTORICAL FINANCIAL REVIEW

     The following selected consolidated financial data should be read in conjunction with " Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results. In particular, because the results of operations and financial condition related to the Spectra Precision Group which was acquired on July 14, 2000, Tripod Data Systems which was acquired on November 14, 2000, and the acquired assets of Grid Data, Inc. on April 2, 2001, are included in our consolidated statement of operations and balance sheet data commencing on those dates, comparisons of our results of operations and financial condition for periods prior to and subsequent to those acquisitions are not indicative of future results.

Summary Consolidated Statements of Operations Data

                                             December 28,     December 29,     December 31,      January 1,       January 2,
Fiscal Years Ended                               2001             2000             1999             1999             1998
------------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
(In thousands of dollars, except per
share data)
Revenue                                          $  475,292       $  369,798       $  271,364       $  268,323       $  266,442
Cost of sales                                       238,057          173,237          127,117          141,075          124,411
                                            ---------------- ---------------- ---------------- ---------------- ----------------
Gross Margin                                     $  237,235       $  196,561       $  144,247       $  127,248       $  142,031

Operating expenses
   Research and development                          62,881           46,520           36,493           45,763           38,242
   Sales and marketing                              103,778           79,901           53,543           61,874           57,661
   General and administrative                        37,407           30,514           33,750           33,245           27,424
   Restructuring charges                              3,599               --               --           10,280               --
   Amortization of goodwill and other
      purchased intangibles                          29,389           13,407               --               --               --
                                            ---------------- ---------------- ---------------- ---------------- ----------------
Total operating expenses                            237,054          170,342          123,786          151,162          123,327
                                            ---------------- ---------------- ---------------- ---------------- ----------------
Operating income (loss) from
     continuing operations                              181           26,219           20,461         (23,914)           18,704
Nonoperating income (expense), net                                  (10,459)              274          (2,041)            1,172
                                                   (21,773)
                                            ---------------- ---------------- ---------------- ---------------- ----------------
Income (loss) before income taxes
     from continuing operations                    (21,592)                                           (25,955)
                                                                      15,760           20,735                            19,876
Income tax provision                                  1,900            1,575            2,073            1,400            2,496
                                            ---------------- ---------------- ---------------- ---------------- ----------------
Net income (loss) from continuing
      operations                                $  (23,492)       $   14,185       $   18,662      $  (27,355)       $   17,380
                                            ---------------- ---------------- ---------------- ---------------- ----------------
Loss from discontinued operations
      (net of tax)                                       --               --               --          (5,760)          (8,101)
Gain (loss) on disposal of
      discontinued operations (net of tax)              613               --            2,931         (20,279)               --
                                            ---------------- ---------------- ---------------- ---------------- ----------------
Net income (loss)                               $  (22,879)       $   14,185       $   21,593      $  (53,394)       $    9,279
                                            ================ ================ ================ ================ ================


Basic net income (loss) per share from
      continuing operations                      $   (0.95)        $    0.60        $    0.83       $   (1.22)        $   0.78
Basic net income (loss) per share from
        discontinued operations                       0.02                --             0.13           (1.16)           (0.36)
                                            ---------------- ---------------- ---------------- ---------------- ----------------
Basic net income (loss) per share                $   (0.93)        $    0.60        $    0.96       $   (2.38)        $   0.42
                                            ================ ================ ================ ================ ================
        Shares used in calculating basic
                earnings per share                   24,727           23,601           22,424           22,470           22,293
                                            ================ ================ ================ ================ ================

Diluted net income (loss) per share
         from continuing operations              $   (0.95)        $    0.55        $    0.82       $   (1.22)        $   0.75
Diluted net income (loss) per share
         from discontinued operations                 0.02                --             0.13           (1.16)           (0.35)
                                            ---------------- ---------------- ---------------- ---------------- ----------------
Diluted net income (loss) per share              $   (0.93)        $    0.55        $    0.95       $   (2.38)        $   0.40
                                            ================ ================ ================ ================ ================
         Shares used in calculating diluted
               earnings per share                   24,727            25,976           22,852           22,470           22,947
                                            ================ ================ ================ ================ ================

Cash dividends per share                          $      --        $      --        $      --        $      --        $      --
                                            ================ ================ ================ ================ ================

Other Operating Data:

                                             December 28,     December 29,     December 31,      January 1,       January 2,
Fiscal Years ended                               2001             2000             1999             1999             1998
------------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
(In thousand of dollars, except where
shown as a percentage of revenue)
Gross margin percentage                                 50%              53%              53%              47%              53%
Operating income (loss) percentage                       0%               7%               8%             (9%)               7%
EBITDA (1)                                           41,038           49,196           29,345         (13,637)           31,130
EBITDA percentage (1)                                    9%              13%              11%             (5%)              12%
Depreciation and amortization                        41,524           23,476            9,073           12,510           12,207
Cash provided (used) by operating
  activities                                         25,093           19,835           23,625            6,968          (2,051)
Cash provided (used) by investing
  activities                                       (11,441)        (167,180)         (17,882)           22,484          (7,106)
Cash provided (used) by financing
  activities                                       (23,450)          138,957            2,656          (8,538)            6,437

Selected Consolidated Balance Sheet:

                                             December 28,     December 29,     December 31,      January 1,       January 2,
As of                                            2001             2000             1999             1999             1998
------------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
(In thousands)
Working capital (deficit)                         $  19,304      $  (10,439)       $  111,808       $   81,956       $  133,434
Total assets                                        419,395          488,628          181,751          156,279          207,663
Noncurrent portion of long-term debt                131,759          143,553           33,821           31,640           30,697
Shareholders' equity                                138,489          134,943          100,796           74,691          139,483

--------------------------------------------------------------------------------
(1) EBITDA consists of earnings from continuing operations before interest income, interest expense, income taxes, depreciation and amortization. Our EBITDA is presented because it is a widely accepted financial indicator. EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to net income (loss) as an indicator of a Company's performance or to cash flows from operating activities as a measure of liquidity. Trimble's EBITDA may not be comparable to similarly titled measures as defined by other companies.

     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                        December 28,     December 29,     December 31,   January 1,    January 2,
Fiscal Years ended                          2001             2000             1999          1999          1998
Revenue                                          100%              100%            100%         100%          100%
Cost of sales                                     50%               47%             47%          53%           47%
                                                ------            ------          ------       ------        ------
Gross margin                                      50%               53%             53%          47%           53%

Operating expenses:
   Research and development                       13%               13%             13%          17%           14%
   Sales and marketing                            22%               22%             21%          23%           22%
   General and administrative                      8%                8%             12%          12%           10%
   Restructuring charges                           1%                0%              0%           4%            0%
   Amortization of goodwill and
       other purchased intangibles                 6%                4%              0%           0%            0%
                                                ------            ------          ------       ------        ------

Total operating expense                           50%               46%             46%          56%           46%
                                                ------            ------          ------       ------        ------
Operating income (loss) from
    continuing operations                          0%                7%              8%         (9%)            7%

Nonoperating income (expense), net                (5%)              (3%)              0%         (1%)            0%
                                                ------            ------          ------       ------        ------
Income (loss) before income taxes
   from continuing operations                    (5%)                4%              8%        (10%)            7%

Income tax provision                               0%                0%              1%           1%            1%
                                                ------            ------          ------       ------        ------
Net income (loss) from
    continuing operations                         (5%)                4%              7%        (10%)            7%
                                                ------            ------          ------       ------        ------
Loss from discontinued
   operations, (net of tax)                        0%                0%              0%         (2%)          (3%)
Gain (loss) on disposal of
     discontinued operations (net of tax)          0%                0%              1%         (8%)            0%
                                                ------            ------          ------       ------        ------

Net income (loss)                                 (5%)               4%              8%        (20%)            3%
                                                ======            ======          ======       ======        ======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see "Risk Factors" beginning on page 34. This section should also be read in conjunction with the Consolidated Financial Statements and Supplementary Data, which immediately follow this section.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Trimble's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     Trimble's revenues are recorded in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 101, " Revenue Recognition". We require the following: (i) execution of a written customer order, (ii) delivery of the product, (iii) fee is fixed and determinable, and
(iv) collectibility of the proceeds is probable. We recognize revenue from product sales when the products are shipped to the customer, title has transferred, and no significant obligations remain. The Company defers revenue if there is uncertainty about customer acceptance. The Company reduces product revenue for estimated customer returns and for any discounts that may occur under programs the Company has with its customers and partners.

     Our shipment terms for domestic orders are typically FOB shipping point. Our international orders are typically shipped FOB destination, and accordingly, international orders are not recognized as revenue until the product is delivered and title has transferred.

     Revenues from purchased extended warranty and support agreements are deferred and recognized ratably over the term of the warranty/support period. Substantially all technology licenses and research revenue have consisted of initial license fees and royalties, which were recognized when earned, provided Trimble had no remaining obligations.

     Sales to distributors and resellers are recognized upon shipment providing that there is evidence of such an arrangement through a distribution agreement or purchase order, title has transferred, no remaining performance obligations exist, the price and terms of the sale are fixed and collection is probable. Distributors and resellers do not have a right of return.

     The Company's software arrangements consist of a license fee and post contract customer support (PCS). The Company has established vendor specific objective evidence (VSOE) of fair value for its PCS contracts based on the price of the renewal rate. The remaining value of the software arrangement is allocated to license fee using the residual method, which revenue is primarily recognized when the software has been delivered and there are no remaining obligations. Revenue from PCS is recognized ratably over the period of the PCS agreement.

Allowance for Doubtful Accounts

     Trimble maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

     Inventory is recorded at the lower of cost or market. We use a standard cost accounting system to value inventory and these standards are reviewed a minimum of once a year and multiple times a year in our most active manufacturing plants. We adjust the inventory value for estimated excess and obsolete inventory, based on management's assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Other Purchased Intangible Assets

     Trimble has significant tangible and intangible assets on its balance sheet that include goodwill and other purchased intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful amortization lives involve significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions. Trimble's assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require future adjustments to asset valuations.

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

Warranties

     We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty accrual and related costs may be required.

BUSINESS DEVELOPMENTS

     * On March 15, 2002, Trimble and Caterpillar Inc. announced that they have reached a definitive agreement to form Caterpillar Trimble Control Technologies LLC. The joint venture, 50 percent owned by Trimble and 50 percent owned by Caterpillar, will develop the next generation of advanced electronic guidance and control products for earthmoving machines in the construction, mining and waste industries. Caterpillar Trimble Control Technologies LLC will be based in Dayton, Ohio and is expected to begin operations on April 1, 2002. Under the terms of the agreement, Caterpillar contributed $14.5 million cash and selected technology, and Trimble contributed select existing machine control product technologies valued at $25.5 million. Additionally, both companies have licensed patents and other intellectual property from their portfolios to the joint venture. Also, Trimble has received a special cash distribution of $11 million from the joint venture.


     The joint venture's intention is to develop machine control products that integrate site design information with accurate positioning technology to automatically control blades and other machine functions This machine control technology will combine historical Trimble positioning technology with capability gained through the acquisition of Spectra Precision.

     Effective as of April 2, 2001, Trimble completed the acquisition of certain assets of Grid Data, Inc. ("Grid Data"), an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, Trimble may make certain earn-out payments based upon the completion of certain business milestones. If the first milestone is achieved by April 2, 2002, 218,352 shares of Trimble common stock will be paid out to the shareholders of Grid Data. If the first milestone is achieved and a second milestone is completed by October 2, 2003, an additional 141,928 shares of Trimble common stock will be paid out. However, if at the time the second milestone is achieved Trimble's common stock is at a price less than the price per share as defined in the agreement, then Trimble may, at its option, pay $3.25 million in cash or $3.25 million in Trimble common stock, valued on the date that the second milestone is achieved. The additional consideration, if earned, will be recorded as additional goodwill. At the date of this report, it was uncertain whether the first milestone will be achieved by April 2, 2002.

     On March 6, 2001, Trimble sold certain product lines of its Air Transport Systems business, to Honeywell International Inc. for approximately $4.5 million in cash. The Air Transport System business was not material to the

Company's financial results and was not considered strategic to Trimble's future operations. Under the asset purchase agreement, Honeywell purchased the Air Transport Systems' product lines that included the HT 1000, HT 9000, HT 9100 and Trimble's TNL 8100. As part of an alliance that began in 1995, Trimble and Honeywell jointly developed, manufactured, marketed, and sold the HT product line. These products are installed in many commercial aircraft and major airlines around the world for GPS based navigation. During the third quarter of fiscal 2001 Trimble also sold off other related product lines and discontinued its manufacturing operations in Austin, Texas. These actions resulted in a loss on disposal of approximately $113,000, which is included in nonoperating income (expense) for fiscal 2001. The Company also incurred severance costs of approximately $1,724,000 which is included in restructuring charges related to the termination of employees associated with the product lines disposed of in fiscal 2001.

     Trimble acquired the Spectra Precision Group on July 14, 2000, which resulted in Trimble's emergence as the leader in the Engineering and Construction market. An integration team was immediately created to manage the transition, reduce risks, and achieve approximately $20 million of annualized cost synergies. Management believes the integration efforts have proceeded in accordance with the plans. The sales force has been integrated, the global distribution channel has been extended, the survey and machine guidance product lines have been rationalized, redundant development has been eliminated and redundant sales and service facilities have been consolidated. Overall, these actions have resulted in approximately $19 million of annualized cost synergies implemented by the end of fiscal 2001. We expect these cost synergies to primarily benefit our sales and marketing expenses, but operational efficiencies will also reduce our administrative expenses, and costs of goods sold with the elimination of duplicate product lines, and consolidation of purchasing and manufacturing operations. We have realized to date approximately $13 million of these cost reductions, primarily in sales and marketing expenses, and expect to realize the balance in fiscal 2002. The remaining savings are expected to benefit our sales and marketing expenses, as well as favorably impact our gross margins through increased manufacturing efficiencies. [Additional cost reduction activities are planned for fiscal 2002 such as further consolidation of sales and service facilities primarily in Europe, which are expected to enable us to meet the original $20 million estimate in cost synergies.

RESULTS FROM CONTINUING OPERATIONS EXCLUDING INFREQUENT, AND ACQUISITION RELATED ADJUSTMENTS

     Income (loss) from continuing  operations  include  certain  infrequent and acquisition related charges that management believes are not reflective of on-going operations. The following table, which does not purport to present the results of continuing operations in accordance with generally accepted accounting principles, reflects results of operations to exclude the effects of such items as follows (in thousands):

                                                         December 28,       December 29,     December 31,
Fiscal Years Ended                                           2001               2000             1999
------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes from continuing
  Operations                                               $(21,592)            $15,760        $20,735
Infrequent and acquisition-related charges:
   Loss on sale of business (Other income and
     expense)                                                   113                  --             --
   Amortization of goodwill and other purchased
     intangibles                                             29,389              13,407             --
   Restructuring charges                                      3,599                  --             --
   Gain on sale of minority investment (Other income
     and expense)                                              (270)             (1,274)            --
   Inventory purchase accounting adjustment (Cost of
       sales)                                                    --               4,600             --
   Debt extinguishment costs (Interest income and
       expense)                                                  --               1,185             --
   Write down of investment
           (Other income and expense)                           136                  --             --
   Facility relocation costs - Boulder, Colorado
       (General and administrative)                              --                 917             --
                                                      ---------------     ---------------  -------------
 Total infrequent and acquisition-related charges            32,967              18,835           20,735
                                                      ---------------     ---------------  -------------
Adjusted income before income taxes from continuing
     operations                                              11,375              34,595         20,735
Income tax provision                                          1,900               3,460          2,073
                                                      --------------      ---------------  -------------
Adjusted net income                                        $  9,475             $31,135        $18,662
                                                      ==============      ===============  =============

RESULTS OF CONTINUING OPERATIONS

     In fiscal 2001, the Company's annual revenues from continuing operations increased to $475.3 million from $369.8 million in fiscal 2000 and $271.4 million in fiscal 1999. In fiscal 2001, the Company had net loss from continuing operations of $23.5 million, or $0.95 diluted loss per share, compared to a net income from continuing operations of $14.2 million, or $0.55 diluted earnings per share, in fiscal 2000 and $18.7 million or $0.82 diluted earnings per share in fiscal 1999. The total net loss for fiscal 2001, including discontinued operations, was $22.9 million, or $0.93 diluted loss per share, compared to a total net income for fiscal 2000, including discontinued operations, of $14.2 million, or $0.55 diluted earnings per share and $21.6 million, or $0.95 diluted earning per share for fiscal 1999. Summary of financial data by business segment is as follows:

     The following table shows revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below. Operating income by segment excludes unallocated corporate expenses, which are comprised primarily of general and administrative costs, amortization of goodwill and other purchased intangibles, as well as other items not controlled by the business segment.

                                                      % of                         % of                        % of
                                     December 28,     Total       December 29,     Total       December 31,    Total
Fiscal Years Ended                       2001        Revenue         2000         Revenue         1999        Revenue
----------------------------------- --------------- ----------- ---------------- ----------- --------------- -----------
(Dollars in thousands)
Engineering and Construction
   Revenue                              $  303,944         64%        $ 195,150         53%       $ 108,536         40%
   Segment Operating income
     from continuing operations             51,625                       43,937                      37,223
   Segment Operating income
    as a percentage of  segment
    revenue                                    17%                          23%                         34%
Agriculture
   Revenue                                  24,632          5%           26,024          7%          12,837          5%
   Segment Operating income
     (loss) from continuing                  (617)                        4,254                       2,407
    operations
   Segment Operating income
     (loss) as a percentage of
      segment revenue                         (3%)                          16%                         19%
Fleet and Asset Management
   Revenue                                  57,678         12%           65,099         18%          67,271         25%
   Segment Operating income
     from continuing operations              4,810                       15,211                      14,677
   Segment Operating income
    as a percentage of  segment
    revenue                                     8%                          23%                         22%
Component Technologies
   Revenue                                  58,083         12%           60,230         16%          58,660         22%
   Segment Operating income
     from continuing operations             10,882                       14,850                      15,055
   Segment Operating income
    as a percentage of  segment
    revenue                                    19%                          25%                         26%
Portfolio Technologies
   Revenue                                  30,955          7%           23,295           6%         24,060           9%

   Segment Operating income
     from continuing operations                803                      (1,540)                     (2,598)
   Segment Operating income
    as a percentage of  segment
    revenue                                     3%                         (7%)                       (11%)

Total Revenue                             $475,292                     $369,798                    $271,364
Total Segment Operating
     income from continuing
      operations                           $67,503                      $76,712                     $66,764

     A reconciliation of Trimble's consolidated segment operating income from continuing operations to consolidated income (loss) before income taxes from continuing operations follows:

                                                         December 28,      December 29,     December 31,
Fiscal Years Ended                                           2001              2000             1999
------------------------------------------------------- ---------------- ----------------- ----------------
(In thousands)
Consolidated segment operating income from
  continuing operations                                      $  67,503         $  76,712       $   66,764
Unallocated corporate expense                                  (34,334)          (37,086)         (46,303)
Amortization of  goodwill and other purchased
  intangibles                                                  (29,389)          (13,407)               -
Restructuring charges                                           (3.599)                -                -
Non-operating  income (expense), net                           (21,773)          (10,459)             274
                                                        ---------------- ----------------- ----------------
Income (loss) from continuing operations before
   income taxes                                             $  (21,592)        $  15,760       $   20,735
                                                        ================ ================= ================

Revenue.

     In fiscal 2001, total revenue increased by $105.5 million or 28.5% to $475.3 million from $369.8 million in fiscal 2000. Total revenue increased in fiscal 2000 by $98.4 million or 36.3% from $271.4 million in fiscal 1999.

Engineering and Construction

Revenue

     Products within the Engineering and Construction segment include surveying, general construction, site preparation, excavation, road and runway construction, interior construction and underground construction systems. Engineering and Construction revenues increased by $108.8 million or 56% in fiscal 2001 over fiscal 2000. The increase in 2001 revenue compared to 2000 was due to the following factors:
o In fiscal 2001 Trimble experienced a full year of revenues generated from the purchase of the Spectra Precision Group compared to approximately half-year results in fiscal 2000, which accounted for approximately $85.0 million.
o Strong demand for land survey product line primarily due to the introduction of the "Trimble ToolboxTM" in first fiscal quarter of 2001. The new Trimble Toolbox is a set of integrated surveying tools that provides significantly higher functionality to surveyors and other construction professionals.
o    Higher demand for GPS machine guidance equipment.

     Engineering and Construction revenues increased by $86.6 million or 80% in fiscal 2000 over fiscal 1999. The increase in 2000 revenue compared to 1999 was due to the following factors:
o Higher revenues in 2000 resulting from the partial year effect of the purchase of the Spectra Precision Group in July 2000.This accounted for approximately $87 million of additional revenues for the period July 14, 2000 through December 29, 2000.
o    Higher demand for GPS machine guidance equipment.
o These increases were partially offset due to delivery problems related to critical part shortages from suppliers.

Operating Income

     Engineering and Construction operating income increased by $7.7 million or 17% in fiscal 2001 over fiscal 2000. The increase in fiscal 2001 operating income compared to fiscal 2000 was due to the following:
o Fiscal 2001 included a full year of the Spectra Precision acquisition and the benefits of the consolidation of product lines in the Engineering and Construction business areas. In addition, results were favorably impacted by the introduction of the Trimble Toolbox survey products in the first quarter of 2001.

o The worldwide cost reduction program, implemented as part of the Trimble and Spectra Precision integration, also favorably impacted operating income.

     Engineering and Construction operating income increased by $6.7 million or 18% in fiscal 2000 over fiscal 1999. The increase in 2000 operating income compared to 1999 was primarily due to the partial year effect in fiscal year 2000 of consolidating Spectra Precision for the period July 14, 2000 through December 29, 2000. This added approximately $5.6 million of operating income.

Agriculture

Revenue

     Products within the Agriculture segment include GPS-based machine guidance systems, field management systems and laser-based water management systems. Agriculture revenues decreased by $1.4 million or 5% in fiscal 2001 over fiscal 2000. The 2001 decrease in revenue compared to 2000 was due to the following factors:
o    Increased  revenues  generated  from  the  water  management  product  line acquired with the purchase of Spectra Precision Group in July 2000 accounted for an increase of approximately $2.7 million through the reporting of a full year's revenue in 2001.
o This was more than offset by lower demand for our GPS machine control products due to the slowdown in the U.S. agricultural economy.

     Agriculture revenues increased by $13.2 million or 103% in fiscal 2000 over fiscal 1999. The 2000 increase in revenue compared to 1999 was due to the following factors:
o Increased revenues generated from the partial year effect of including Spectra Precision revenues for the period July 14, 2000 through December 29, 2000. This added approximately $6.9 million.
o Introduction of new products, including the AgGPS 170 Field Computer, the AgGPS 114, and the PSO Plus Parallel Swathing Option with Data Logging.
o    Higher general demand for GPS agriculture products.
o These increases were partially offset due to delivery problems related to critical part shortages from suppliers.

Operating Income

     Agriculture operating income decreased by $4.9 million or 115% in fiscal 2001 over fiscal 2000. The decrease in 2001 operating income compared to 2000 was due to the following factors:
o A product mix shift towards lower priced products and a general reduction in prices.
o Startup development, selling and support costs associated with the ramp up of the Autopilot product line.

     Agriculture operating income increased by $1.8 million or 77% in fiscal 2000 over fiscal 1999. The increase in 2000 operating income compared to 1999 was due to sharply higher sales volumes.

Fleet and Asset Management

Revenue

     Products within the Fleet and Asset Management segment use GPS and information technologies to provide solutions for a variety of applications in fleet management and asset tracking. Fleet and Asset Management revenues decreased by $7.4 million or 11% in fiscal 2001 over fiscal 2000. The 2001 decrease in revenue compared to 2000 was due to the following factors:
o A reduction of approximately $4.0 million in our Satcom GalaxyTM Inmarsat-C line due to the announcement of our intention to discontinue certain of these product lines in early 2001, Mexico's satellite communications systems capacity limitations, and as a result of the general economic slowdown.
o Sales of the CrossCheck(R)and Placer product lines were down by approximately $3.0 million as a result of the economic slow down.

     Fleet and Asset Management revenues decreased by $2.2 million or 3% in fiscal 2000 over fiscal 1999. The 2000 revenue change compared to 1999 was due to the following factors:
o Asset management and tracking product revenues were down due to delivery problems related to critical part shortages from suppliers.
o These decreases were partially offset by increased demand in our Mapping products, especially our new GeoExplorer 3 used for GIS data collection and data maintenance. In addition, unit sales for our Crosscheck family of products increased by 30% over the prior year.

Operating Income

     Fleet and Asset Management operating income decreased by $10.4 million or 68% in fiscal 2001 over fiscal 2000. The decrease in 2001 operating income compared to 2000 was due to the following factors:
o Decrease in margins due to the sell-off of existing Satcom inventory at reduced prices.
o    Competitive price pressures on wireless hardware
o Significant costs incurred in the development of a service platform to enable a range of asset management solutions including an internet delivered cellular based solution for vehicle fleet management.

     Fleet and Asset Management operating income increased by $0.5 million or 4% in fiscal 2000 over fiscal 1999. The increase in 2000 operating income compared to 1999 was due to an increase in revenue of Geographic Information Systems product lines with higher margins, partially offset by decreasing Satcom revenue.

Component Technologies

Revenues

     Products within the Component Technologies segment consist principally of proprietary GPS chipsets and modules marketed to original equipment manufacturers. Component Technologies revenues decreased by $2.1 million or 4% in fiscal 2001 over fiscal 2000. The 2001 revenue change compared to 2000 was due to the following:
o Embedded product lines were down approximately $2.7 million or 16% year over year due to the economic slowdown.
o Timing product lines were down due to reduced spending in the telecommunications market.
o In-vehicle navigation unit sales increased by approximately $0.9 million. Volume grew by 29%, which was offset by a decrease of 19% in an average selling price of these products during the year. We expect this trend to continue as technology advances in component technology will enable among other things, reduced cost.

     Component Technologies revenues increased by $1.6 million or 3% in fiscal 2000 over fiscal 1999. The 2000 revenue change compared to 1999 was due to the following:
o Strong demand for GPS embedded applications such as vehicle tracking and safety and security.
o The sales increase was partially offset by delivery problems related to critical part shortages from our suppliers.

Operating Income

     Component Technologies operating income decreased by $4.0 million or 27% in fiscal 2001 over fiscal 2000. The decrease in 2001 operating income compared to 2000 was due to the following:
o    Lower revenue and product mix changes.
o Higher expenditures primarily in research and development and sales and marketing areas due to new product and channel development.

     Component Technologies operating income decreased by $0.2 million or 1% in fiscal 2000 over fiscal 1999. The decrease in 2000 operating income compared to 1999 was due primarily to product mix changes.

Portfolio Technologies

Revenues

     This segment is an aggregation of various operations that each equal less than ten percent of the Company's total operating revenue. The products in this segment are navigation modules and embedded sensors that are used in avionics, flight, and military applications. Also, included in this segment are the operations of our Tripod Data Systems subsidiary which was acquired on November 14, 2000. Portfolio Technologies revenues increased by $7.7 million or 33% in fiscal 2001 over fiscal 2000. The 2001 revenue increase compared to 2000 was due to the following factors:
o In fiscal 2001, Trimble experienced a full year of revenues generated from the purchase of Tripod Data Systems as compared to one and one-half months in fiscal 2000, which accounted for an increase of approximately $12.2 million.
o The above increase was partially offset by a $4.1 million or 48% reduction in our commercial aviation product line during fiscal 2001. The sale of the air transport product line to Honeywell was completed in March 2001. See
     Note 8 to the Consolidated Financial Statements.

     Portfolio Technologies revenues decreased by $0.8 million or 3% in fiscal 2000 over fiscal 1999. The 2000 revenue decrease compared to 1999 was due to the following:
o    Decreases in revenues for military and air transport products.
o Trimble's decision to exit the commercial marine business in the fourth quarter of 1998 and the sale of the last of such products in the second quarter of 1999.

Operating Income

     Portfolio Technologies operating income increased by $2.3 million or 152% in fiscal 2001 over fiscal 2000. The increase in fiscal 2001 operating income compared to fiscal 2000 was primarily due to an incremental $2.5 million resulting from a full years operating results of Tripod Data Systems acquired on November 14, 2000.

     Portfolio Technologies operating income increased by $1.1 million or 41% in fiscal 2000 over fiscal 1999. The increase in fiscal 2000 operating income compared to fiscal 1999 was due to the following:
o In fiscal 2000, we had a decrease in research and development expenses of approximately $0.5 million.
o We had an increase of approximately $0.2 million in cost reimbursement funds received for research and development projects.

International Revenues.

     * Sales to our unaffiliated customers in locations outside the U.S. comprised approximately 50% of total revenues in fiscal 2001, 52% in fiscal 2000 and 52% in fiscal 1999. North and South America represented 58% of total revenue, Europe 30%, and Asia 12% in fiscal 2001. We anticipate that sales to international customers will continue to account for a significant portion of our revenue. For this reason, we are subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, and on May 1, 2000, stated that it has no intent to ever again use Selective Availability (SA), a method of degrading GPS accuracy, there may be reluctance in certain foreign markets to purchase such products given the control of GPS by the U.S. Government. Trimble's results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.

     No single customer, including the U.S. Government and its agencies, accounted for 10% or more of the Company's total revenues in fiscal 2001, 2000 or 1999. It is possible; however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by the Company may adversely affect the results of operations.

Gross Margin.

     * Gross margin varies due to a number of factors, including product mix, international sales mix, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. Gross margin as a percentage of total revenues was 50% in fiscal 2001 and 53% in fiscal 2000. Not including a $4.6 million charge for inventory purchase accounting adjustment for the acquisition of the Spectra Precision group, gross margin was 54% in fiscal 2000 and 53% in fiscal 1999. The decrease in gross margin percentage for fiscal 2001, compared with fiscal 2000, is due largely to approximately $6.0 million of charges associated with the write-down of excess and obsolete inventory partially related to the consolidation and simplification of product lines, and partially due to components in excess of our demand forecast horizon of twelve months, which impacted gross margin by approximately 1.3%. We expect that these excess and obsolete products will be disposed of during fiscal 2002. These disposals may result from selling at deeply discounted prices, use in research and development, or scrap. Also during fiscal 2001, we exited a number of our direct sales offices, in an ongoing effort to change our sales model from direct to dealer discount, which impacted gross margin by approximately 0.8%. The remaining decrease in gross margin percentage is attributable to product mix changes and a full year sale of Spectra Precision Group's products (as compared to half a year in fiscal 2000), which typically are sold at lower gross margins than Trimble's traditional products. In addition, there were unabsorbed fixed manufacturing overheads due to lower than expected revenues in fiscal 2001, resulting from the economic slowdown.

     In fiscal 2000, adjusted gross margin increased by one percentage point over fiscal year 1999 due to the favorable product mix of Engineering and Construction and Agriculture products, which yielded higher margins through the integration of software and wireless communications. In addition, it was favorably impacted by the cost benefits of outsourcing our manufacturing to Solectron. These increases were partially offset by higher costs to acquire components due to worldwide component shortages.

     Because of potential product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margins cannot be assured. In addition, should the global economic conditions deteriorate further, gross margin could be further adversely impacted.

Operating Expenses.

     The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                                                   December 28,      December 29,        December 31,
Fiscal Years Ended                                                     2001              2000                1999
---------------------------------------------------------------- ----------------- ------------------ -----------------
(In thousands)
Research and development                                         $      62,881     $     46,520       $         36,493
Sales and marketing                                                    103,778           79,901                 53,543
General and administrative                                              37,407           30,514                 33,750
Restructuring charges                                                    3,599               --                     --
Amortization of goodwill and other purchased intangibles                29,389           13,407                     --
                                                                 ---------------   ---------------    ------------------
 Total                                                           $     237,054     $    170,342       $        123,786
                                                                 ===============   ===============    ==================

Research and Development.

     Research and development spending increased by $16.4 million during fiscal 2001, and represented 13% of revenue, consistent with 13% in fiscal 2000. The dollar increase in 2001 was due primarily to the following factors:
o In fiscal 2001 Trimble experienced a full year of operations of the Spectra Precision Group compared with half a year in fiscal 2000, which accounted for approximately $11.7 million of the increase.

o The increase was also due to approximately $5.0 million related to a full year of operations of Tripod Data Systems in fiscal 2001 compared with one and one-half months for fiscal 2000, as well as the inclusion of Grid Data for approximately nine months in fiscal 2001.

     Research and development spending increased by $10.0 million during fiscal 2000, representing 13% of revenue, consistent with 13% in 1999. The dollar change in 2000 was due primarily to the following factors:
o The acquisition of Spectra Precision in July 2000, which accounted for approximately $10.0 million of the increase.
o    Lower cost  reimbursement  for development  projects of approximately  $2.0 million.
o Net reductions in spending of approximately $2.0 million related to personnel, temporary help, facilities and consulting.

     * The Company believes that the development and introduction of new products is critical to its future success and expects to continue its active development of future products.

Sales and Marketing.

     Sales and marketing expense increased by $23.9 million in fiscal 2001 and represents 22% of revenue, consistent with 22% in fiscal 2000. The dollar change in 2001 was due primarily to the inclusion of a full year of operations of the Spectra Precision Group as compared with half a year in fiscal 2000, which accounted for approximately $23.1 million of the increase.

     Sales and marketing expenses increased by $26.4 million during fiscal 2000 and represents 22% of revenues, compared with 21% in 1999. The primary reason for the increase in expenses from 1999 to 2000 was due to the purchase of the Spectra Precision Group in July 2000, which had approximately $26.6 million in sales and marketing expenses recorded in July 14, 2000 through December 29, 2000.

     * Trimble's future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, and on our ability to continue to identify and exploit new markets for our products.

General and Administrative.

     General and administrative expense increased by $6.9 million in fiscal 2001, representing 8% of revenue, consistent with 8% in fiscal 2000. The dollar increase in 2001 was due primarily to the following:
o In fiscal 2001, Trimble experienced a full year of operations of the Spectra Precision Group as compared with half a year in fiscal 2000, which accounted for approximately $5.6 million of the increase.
o The increase was also due to approximately $0.9 million related to a full year of operations of Tripod Data Systems in fiscal 2001 as compared with one and one-half months for fiscal 2000.

     General and administrative expenses decreased by $3.2 million during fiscal 2000, representing 8% of revenues, compared with 12% in fiscal 1999. The decrease in fiscal 2000 as compared to fiscal 1999 was due to the following:
o An allowance for doubtful accounts charge of approximately $1.4 million in fiscal 1999, of which approximately $1.0 million related to collectibility issues for certain customers in Brazil who were impacted by a significant devaluation of the Brazilian real against the United States dollar during that year.
o Trimble also had decreases of approximately $6.1 million in expenses related to personnel, legal, facilities, equipment and other office supplies.
o These decreases were partially offset by approximately $3.0 million of the Spectra Precision Group's expenses included since its purchase in July 2000.

Restructuring Charges

     Restructuring charges of $3.6 million were recorded in fiscal 2001, which related to severance costs incurred as a result of the Company being impacted by the global economic slow down, as well as severance costs related to employees terminated due to the disposition of certain product lines. As a result of these actions, Trimble's headcount decreased in fiscal 2001 by 232 individuals. This headcount reduction will reduce our on-going operating expenses and enable us to be better positioned to achieve our strategic goals. As of December 28, 2001, all of the restructuring charges except for approximately $80,000 have been paid. The remaining amounts are expected to be paid in fiscal 2002.

Spectra Precision Group Restructuring Activities

     At the time we acquired the Spectra Precision Group, we formulated a restructuring plan and provided approximately $9.0 million for costs to close certain duplicative office facilities, combine operations including redundant domestic and foreign legal entities, reduce workforce in overlapping areas, and relocate certain employees. These costs were accrued for as part of the allocation of the purchase price. Included in the total cost was approximately $2.7 million related to the discontinuance of overlapping product lines which was included in our reserve for excess and obsolete inventory. The facility consolidation and employee relocations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of the Spectra Precision Group. Through the end of fiscal 2001, we had charged against the reserve approximately $3.3 million which consisted of $0.9 million for legal and tax consulting expenses relating to consolidation of legal entities, $1.3 million for severance expenses, $0.7 million for facilities and direct sales offices closures, $0.3 million for an underfunded pension plan, and other costs of $0.1 million.

     We revised our final estimates of the costs to complete the remaining planned activities and accordingly reduced the restructuring reserve by approximately $1.1 million, with a corresponding adjustment to goodwill in the fourth quarter of fiscal 2001. The reserve balance was approximately $1.9 million at December 28, 2001 and we anticipate completing the majority of our restructuring activities during fiscal 2002.

     The elements of the reserve at December 28, 2001 on the balance sheet (included in accrued liabilities) are as follows:

                                Employee Severance and    Facility Closure, Legal
                                      Relocation              and Tax Expense             Total
(In thousands)
Total reserve                          $ 1,945                    $ 4,370               $ 6,315
Amounts paid/written off                (1,685)                    (1,610)               (3,295)
Revision to estimates                    (260)                       (812)               (1,072)
                                ------------------------------------------------------------------------
Balance as of December 28, 2001        $    -                     $ 1,948               $ 1,948
                                ========================================================================

Amortization of Goodwill and Other Purchased Intangibles.

                                                                 December 28,         December 29,         December 31,
Fiscal Years Ended                                                   2001                 2000                 1999
------------------------------------------------------------- -------------------- -------------------- --------------------
------------------------------------------------------------- -------------------- -------------------- --------------------
(In thousands)
Amortization of goodwill                                       $        7,647       $        3,116          $         -
Amortization of  other purchased intangibles                           21,742               10,291                    -
Amortization of other intangibles                                         917                  930                  961
                                                              -------------------- -------------------- --------------------
Total amortization of goodwill, other purchased, and other
     intangibles                                                $      30,306        $      14,337         $        961
                                                              ==================== ==================== ====================

     Amortization expense of goodwill and other purchased intangibles increased in fiscal 2001 by approximately $16.0 million representing 6% of revenue, compared with 4% in fiscal 2000. The increase was primarily due to the acquisition of the Spectra Precision Group in July 2000, which resulted in a year over year increase of approximately $15.0 million in goodwill and intangibles amortization.

     Amortization of goodwill and other purchased intangibles increased by $13.4 million during fiscal 2000, representing 4% of revenues, compared with 0% in fiscal 1999. The increase in fiscal 2000, as compared to fiscal 1999, is due to the purchase of the Spectra Precision Group in July 2000, which had approximately $13.4 million in amortization of goodwill and other purchased intangibles recorded in July 14, 2000 through December 29, 2000.

Nonoperating Income (Expense), Net.

     The following table shows nonoperating income (expenses), net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

                               December 28,     December 29,    December 31,
Fiscal Years Ended                 2001             2000            1999
---------------------------------------------- --------------- ----------------
---------------------------------------------- --------------- ----------------
(In thousands)

Interest income               $      1,118          $  4,478         $  3,857
Interest expense                   (22,224)          (14,438)          (3,394)
Foreign exchange gain (loss)          (237)             (376)              28
Other income (expense)                (430)             (123)            (217)
                              --------------- ---------------- ----------------
 Total                         $   (21,773)       $  (10,459)         $   274
                              =============== ================ ================

     Nonoperating expense, net increased by $11.3 million during fiscal 2001 as compared with fiscal 2000. The primary reasons for the increase were as follows:
o Increase in interest expenses related to loans and Credit Facilities incurred primarily to finance the acquisition of the Spectra Precision Group accounted for approximately $7.8 million.
o Decreased interest income resulting from the sale and maturities of short-term investments used to finance the acquisition of Spectra Precision Group accounted for approximately $3.4 million.

     Nonoperating income (expense), net increased by $10.7 million during fiscal 2000 as compared with fiscal 1999. The primary reason for the increase was an increase in interest expenses related to loans and credit facilities resulting from the acquisition of the Spectra Precision Group of approximately $10.7 million

     Income Tax Provision. Trimble's effective income tax rates from continuing operations for fiscal years 2001, 2000 and 1999 were (9%), 10% and 10%, respectively. The 2001 income tax rate differs from the federal statutory rate of 35%, due primarily to foreign taxes and the inability to realize the benefit of net operating losses. The 2000 and 1999 income tax rates are less than the federal statutory rate, due primarily to the realization of the benefits from prior net operating losses and previously reserved deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                            December 28,     December 29, 2000      December 31,
As of                                                           2001                                    1999
--------------------------------------------------------- ----------------- -------------------- -------------------
(Dollars in thousands)
Cash and cash equivalents                                        $ 31,078            $ 40,876            $ 49,264
As a percentage of total assets                                      7.4%                8.4%               27.1%
Accounts receivable days sales outstanding (DSO)                       55                  57                  46
Inventory turns per year                                              4.1                 4.2                 6.6

Cash provided by operating  activities                           $ 25,093            $  19,835            $ 23,625
                                     25,093
Cash used by investing activities                                $(11,441)           $(167,180)           $(17,882)
Cash provided (used) by financing
   activities                                                    $(23,450)           $ 138,957            $  2,656
Net increase (decrease)  in cash and
   cash equivalents                                              $ (9,798)           $  (8,388)           $  8,399

     In fiscal 2001, Trimble's cash and cash equivalents decreased by $9.8 million from fiscal 2000. The Company repaid $60.7 million of its debt outstanding under its senior secured credit facilities. This was financed by the issuance of common stock of approximately $36.4 million, and cash generated from operating activities of approximately $25.1 million. The Company also used approximately $3.5 million for the purchase of certain assets of Grid Data, and approximately $7.3 million for net capital expenditures.

     At December 28, 2001,  Trimble's  debt mainly  consisted of $101.3  million outstanding under senior secured credit facilities, and an $84 million subordinated promissory note related to the acquisition of the Spectra Precision Group. Trimble has relied primarily on cash provided by operating activities to fund capital expenditures, and other investing activities. During December 2001 and January 2002, the Company raised $26.8 million and $19.2 million, respectively, in a private placement of equity.

     On March 20, 2002, the Company used $21.2 million of net proceeds from its private placement to retire accrued interest and principal under its subordinated note with Spectra Physics Holdings, Inc., a subsidiary of Thermo Electron, reducing the outstanding principal amount to $68.7 million. In addition, the Company renegotiated the terms of the subordinated note. Under the revised agreement, the maturity of the note was extended until July 14, 2004, at the current interest rate of approximately 10.4% per year. In connection with the amendment, on March 20, 2002, the Company agreed to issue to Thermo Electron a five-year warrant to purchase 200,000 shares of Trimble's common stock at an exercise price of $15.11. Under the terms of the agreement, beginning on July 14, 2002, Trimble will also issue five-year warrants to purchase 250 shares of common stock on a quarterly basis for every $1 million of principal and interest outstanding until the note is paid off. These warrants will be exercisable at a price equal to Trimble's closing price on the last trading day of each quarter. Under the five-year warrant, the total number of warrants issued will not exceed 376,233 shares.

     * In fiscal 2001, cash provided by operating activities was $25.1 million, as compared to $19.8 million in fiscal 2000. Trimble's ability to continue to generate cash from operations will depend in large part on revenues, the rate of collections of accounts receivable, and continued focus on reducing operating costs and the move towards profitability. Both the inventory turns and accounts receivable days sales outstanding metrics were similar at the end of fiscal 2001 to the fiscal 2000 level. The decrease in inventory turns from fiscal 1999 to fiscal 2000 was primarily due to the acquisition of the Spectra Precision Group in July 14, 2000. We moved from an outsource model in 1999 to significant in house manufacturing in fiscal 2000 as a result of the factories acquired in the USA, Sweden and Germany. Also, the increase in accounts receivable days sales outstanding from fiscal 1999 to fiscal 2000 was due to the Spectra Precision Group conducting a significant portion of its business with international customers, who are traditionally slower payers.

     Cash flows used in investing activities were $11.4 million in fiscal 2001 as compared to $167.2 million in fiscal 2000. Cash used in investing activities in fiscal 2000 was primarily related to the purchase of the Spectra Precision Group, offset by net sales of short term investments.

     Cash used by financing activities was $23.5 million in fiscal 2001 as compared with cash provided by financing activities of $139.0 million in fiscal 2000. During fiscal 2001, the Company made $60.7 million of payments against its senior secured credit facilities. These payments were offset by proceeds from the issuance of common stock to employees pursuant to Trimble's stock option plan and employee stock purchase plan of $6.9 million, as well as issuance of common stock under a private equity placement of $26.8 million. Also in fiscal 2001, John Hancock Life Insurance Company exercised warrants of $4.4 million.

     In July 2000, Trimble obtained $200 million of senior, secured credit facilities (the "Credit Facilities") from a syndicate of banks to support the acquisition of the Spectra Precision Group and the Company's ongoing working capital requirements and to refinance certain existing debt (see Note 11 to the Consolidated Financial Statements). At December 28, 2001, Trimble had approximately $101 million outstanding under the Credit Facilities, comprised of $61 million under a five-year $100 million term loan, $30 million under a $50 million three-year U.S. dollar only revolving Credit Facility ("revolver"), and $10 million under a $50 million three-year multi-currency revolver.

     The Credit Facilities are secured by all material assets of the Company, subject to foreign tax considerations. If Trimble is able to achieve and maintain a leverage ratio (Debt/EBITDA) of 2.0x or less for four consecutive quarters, the security for the Credit Facilities will be released. Financial covenants of the Credit Facilities include leverage, fixed charge, and minimum net worth tests. During December 2001, the Company received a waiver with respect to compliance with the fixed charge ratio for the quarter ended December 28, 2001, and modified the fixed charge ratio for the quarter ended March 29, 2002. At December 28, 2001, the Company is in compliance with debt covenants. The amounts due under the three year revolver loans are paid as the loans mature, and the loan commitment fees are paid on a quarterly basis. Under the five-year term loan, the Company is due to make payments (excluding interest) of approximately $20 million in fiscal 2002, $24 million in fiscal 2003 and the remaining $17 million in fiscal 2004. In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Trimble had an interest rate swap agreement on a portion of the variable rate debt, which fixes the rate on the notional amount of $25.0 million at 5.195%. This agreement expired in February 2002 and was not renewed.

     Management believes that its cash and cash equivalents, together with its credit facilities, will be sufficient to meet its anticipated operating cash needs beyond the next twelve months. At December 28, 2001, the Company had $31.1 million of cash and cash equivalents, as well as access to $60 million of cash under the terms of its three-year revolver loans. On January 15, 2002, we completed the second closing of the private placement equity offering, through which, we received aggregate cash proceeds of approximately $19.2 million. These proceeds were used to repay debt.

     Trimble is currently restricted from paying dividends and is limited as to the amount of its common stock that it can repurchase under the terms of the Credit Facilities. The Company is allowed to pay dividends and repurchase shares of its common stock up to 25% of net income in the previous fiscal year. The Company has obligations under noncancelable operating leases for its office facilities (see Note 12 to the Consolidated Financial Statements). In fiscal 2002, the payments under these noncancelable operating leases are expected to be approximately $12.7 million.

     * The Company expects fiscal 2002 capital expenditures to be approximately $7.0 million to $9.0 million, primarily for computer equipment, software, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

     * Trimble has evaluated the issues and does not currently believe that the introduction of the Euro for widespread business use in January 2002 will have a material effect on its foreign exchange and hedging activities. Trimble has also assessed the potential impact that the Euro conversion will have in regard to its internal systems accommodating Euro-denominated transactions and does not currently anticipate any adverse impact to the Company.

     * Trimble has entered into forward foreign currency exchange contracts to offset the effects of changes in exchange rates on foreign-denominated intercompany receivables. At December 28, 2001, we had forward foreign currency exchange contracts to sell approximately 181.0 million Japanese yen, approximately 3.0 million Euros, and to buy approximately 0.3 million British pounds sterling at contracted rates that mature over the next six months.

CERTAIN OTHER RISK FACTORS

Our Annual and Quarterly Performance May Fluctuate.

     Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by changes in market demand, competitive market conditions, market acceptance of new or existing products, fluctuations in foreign currency exchange rates, the cost and availability of components, our ability to manufacture and ship products, the mix of our customer base and sales channels, the mix of products sold, our ability to expand our sales and marketing organization effectively, our ability to attract and retain key technical and managerial employees, the timing of shipments of products under contracts and sale of licensing rights, and general global economic conditions. In addition, demand for our products in any quarter or year may vary due to the seasonal buying patterns of our customers in the agricultural and engineering and construction industries. Due to the foregoing factors, our operating results in one or more future periods are expected to be subject to significant fluctuations. The price of our common stock could decline substantially in the event such fluctuations result in our financial performance being below the expectations of public market analysts and investors, which are based primarily on historical models that are not necessarily accurate representations of the future.

Our Operating Results in Each Quarter May Not Accurately Reflect Business Activity in Each Quarter.

     Due, in part, to the buying patterns of our customers, a significant portion of our quarterly revenues occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter, although our operating expenses tend to remain constant. If for any reason expected sales are deferred, orders are not received, or shipments were to be delayed a few days at the end of a quarter, our operating results and reported earnings per share for that quarter could be significantly impacted.

Our Gross Margin Is Subject to Fluctuation.

     Our gross margin is affected by a number of factors, including product mix, product pricing, cost of components, foreign currency exchange rates and manufacturing costs. For example, since our Engineering and Construction and Geographic Information Systems (GIS) products generally have higher gross margins than our Component Technologies products, absent other factors, a shift in sales toward Engineering and Construction and GIS products would lead to a gross margin improvement. On the other hand, if market conditions in the highly competitive Engineering and Construction and GIS market segments forced us to lower unit prices, we would suffer a decline in gross margin unless we were able to timely offset the price reduction by a reduction in production costs or by sales of other products with higher gross margins. A decline in gross margin could have a material effect on our operating results.

We Are Dependent on a Sole Manufacturer for Our Products and on Sole Suppliers of Critical Parts for Our Products.

     With the selection of Solectron Corporation in August 1999 as an exclusive manufacturing partner for many of our GPS products previously manufactured out of our Sunnyvale facilities, we are substantially dependent upon a sole supplier for the manufacture of our products. Under the agreement with Solectron, we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. Although purchase orders placed with Solectron are cancelable, the terms of the agreement would require us to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet customers' delivery requirements or we may accumulate excess inventories, if such inventories are not usable by other Solectron customers.

     In addition, we rely on sole suppliers for a number of our critical ASICS. We have experienced shortages of supplies, including ASICS, in the past. As an example, we were affected by industry-wide shortages of memory devices and electronic components that reached their most severe impact in the third calendar quarter of 2000. Our current reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand, which could have a material adverse effect on our business.

Our Credit Agreement Contains Stringent Financial Covenants.

     Two of the financial covenants in our Credit Agreement with ABN AMRO Bank, N.V. and certain other banks, dated as of July 14, 2000 as amended (the "Credit Agreement"), minimum fixed charge coverage and maximum leverage ratio, are extremely sensitive to changes in earnings before interest, taxes, depreciation and amortization ("EBITDA"). In turn, EBITDA is highly correlated to revenues and cost cutting. Due to uncertainties associated with the downturn in the worldwide economy, our future revenues by quarter are becoming increasingly more difficult to forecast and we have recently put in place various cost cutting measures, including the consolidation of service functions and centers, closure of redundant offices, consolidation of redundant product lines and reductions in staff. If revenues should decline at a faster pace than the rate of these cost cutting measures, on a quarter to quarter basis we may not be in compliance with the two above mentioned financial covenants. If we default on one or more covenants, we will have to obtain either negotiated waivers or amendments to the Credit Agreement. If we are unable to obtain such waivers or amendments, the banks would have the right to accelerate the payment of our outstanding obligations under the Credit Agreement, which would have a material adverse effect on our financial condition and viability as an operating company. In addition, a default under one of our debt instruments may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

Our Substantial Indebtedness Could Materially Restrict Our Operations and Adversely Affect Our Financial Condition.

     We now have, and for the foreseeable future will have, a significant level of indebtedness. Our substantial indebtedness could:
     o increase our vulnerability to general adverse economic and industry conditions;
     o limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements, or to make certain investments that could benefit us;
     o require us to dedicate a substantial portion of our cash flow to service interest and principal payments on our debt;
     o limit our flexibility to react to changes in our business and the industry in which we operate; and
     o    limit our ability to borrow additional funds.

We Face Competition in Our Markets.

     Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GPS, optical and laser suppliers and competition may intensify from various larger domestic and international competitors and new market entrants, some of which may be our current customers. The competition in the future, may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. There can be no assurance that we will be able to implement this strategy successfully, or that any such products will be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures cause us to lose market share or force us to engage in price reductions that could have a material adverse effect on our business.

We May Encounter Problems Associated With International Operations and Sales.

     Our customers are located throughout the world. Sales to unaffiliated customers in foreign locations represented approximately 50% of our revenues in our fiscal year 2001 and 52% in each of our fiscal years 2000 and 1999. In addition, we have significant international operations, including manufacturing facilities, sales personnel and customer support operations. Our international sales operations include offices in Australia, Canada, China, France, Germany, Great Britain, Japan, Mexico, New Zealand, Sweden, Russia, Singapore and others. Our international manufacturing facilities are in Sweden and Germany. Our international presence exposes us to risks not faced by wholly-domestic companies. Specifically, we have experienced issues relating to integration of foreign operations, greater difficulty in accounts receivable collection, longer payment cycles and currency fluctuations. Additionally, we face the following risks, among others: unexpected changes in regulatory requirements; tariffs and other trade barriers; political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities; difficulties in staffing and management; language and cultural barriers; seasonal reductions in business activities in the summer months in Europe and some other countries; and potentially adverse tax consequences. Although we implemented a program to attempt to manage foreign exchange risks through hedging and other strategies, there can be no assurance that this program will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our results of operations. In addition, in certain foreign markets, there may be reluctance to purchase products based on GPS technology, given the control of GPS by the U.S. Government.

We are Dependent on Proprietary Technology.

     Our future success and competitive position is dependent upon our proprietary technology, and we rely on patent, trade secret, trademark and copyright law to protect our intellectual property. There can be no assurance that the patents owned or licensed by us will not be invalidated, circumvented, challenged, or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all. We are currently defending two separate lawsuits for alleged patent infringement, one alleging infringement of a patent by some of our grade control systems and another alleging infringement by our surveying products. In the event that in either or both of these suits our products are held to be infringing a valid patent, we could be prevented from continuing to sell these products and could be required to pay substantial damages, or, alternatively, enter into a royalty-bearing license agreement.

     There can be no assurance that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned by us. In addition, effective copyright, patent and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. There can be no assurance that the steps taken by us to protect our technology will prevent the misappropriation of such technology. The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. We recognize that as new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to withdraw products from the market, take a license from such patent holders, or redesign our products. We do not believe any of our products currently infringe patents or other proprietary rights of third parties, but we cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on our revenues or profitability.

We Are Dependent on New Products.

     Our future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance of such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. In some of our markets where we currently have a market leadership position, a delay in new product introductions could have a significant impact on our results of operations. No assurance can be given that we will not incur problems in the future in innovating and introducing new products.

Our Stock Price May Be Volatile.

     Our common stock has experienced and can be expected to experience substantial price volatility in response to actual or anticipated quarterly variations in results of operations, announcements of technological innovations or new products by us or our competitors, developments related to patents or other intellectual property rights, developments in our relationship with customers, suppliers, or strategic partners and other events or factors. In addition, any shortfall or changes in revenue, gross margins, earnings, or other financial results from analysts' expectations could cause the price of our common stock to fluctuate significantly. Additionally, certain macro-economic factors such as changes in interest rates as well as market climate for the high-technology sector could also have an impact on the trading price of our stock.

We Face Risks of Entering Into and Maintaining Alliances.

     We believe that in certain emerging markets our success will depend on our ability to form and maintain alliances with established system providers and industry leaders. Our failure to form and maintain such alliances, or the preemption of such alliances by actions of other competitors or us will adversely affect our ability to penetrate emerging markets. No assurances can be given that we will not experience problems from current or future alliances or that we will realize value from any such strategic alliances.

We Face Risks in Investing in and Integrating New Acquisitions.

     We are continuously evaluating external investments in technologies related to our business, and have made relatively small strategic equity investments in a number of GPS related technology companies. Acquisitions of companies, divisions of companies, or products entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration; (ii) diversion of management's attention; (iii) loss of key employees of acquired operations; and (iv) inability to recover strategic investments in development stage entities. Any such problems could harm our growth strategy and have a material adverse effect on our business and financial condition.

We Are Dependent on Key Customers.

     We currently enjoy strong relationships with key customers. An increasing amount of our revenue is generated from large original equipment manufacturers such as Siemens VDO Automotive, Nortel, Caterpillar, CNH Global, Bosch, and others. A reduction or loss of business with these customers could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to continue to realize value from these relationships in the future.

We Are Dependent on Retaining and Attracting Highly Skilled Development and Managerial Personnel.

     Our ability to maintain our competitive technological position will depend, in a large part, on our ability to attract, motivate, and retain highly qualified development and managerial personnel. Competition for qualified employees in our industry and location is intense, and there can be no assurance that we will be able to attract, motivate and retain enough qualified employees necessary for the future continued development of our business and products.

We Are Subject to the Impact of Governmental and Other Similar Certifications.

     We market certain products that are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results. Also, our products that use integrated radio communication technology require an end-user to obtain licensing from the Federal Communications Commission ("FCC") for frequency-band usage. During the fourth quarter of 1998, the FCC temporarily suspended the issuance of licenses for certain of our real-time kinematic products because of interference with certain other users of similar radio frequencies. An inability or delay in obtaining such certifications or delays of the FCC could adversely affect our ability to bring our products to market, which could harm our customer relationships and have a material adverse effect on our business.

We Are Dependent on the Availability of Allocated Bands Within the Radio Frequency Spectrum.

     Our GPS technology is dependent on the use of the Standard Positioning Service ("SPS") provided by the U.S. Government's Global Positioning System ("GPS"). The GPS SPS operates in radio frequency bands that are globally allocated for radio navigation satellite services. International allocations of radio frequency are made by the International Telecommunications Union ("ITU"), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two-three years by the World Radiocommunication Conference. Any ITU reallocation of radio frequency bands, including frequency band segmentation or sharing of spectrum, may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. Many of our products use other radio frequency bands, together with the GPS signal, to provide enhanced GPS capabilities, such as real-time kinematic precision. The continuing availability of these non-GPS radio frequencies is essential to provide enhanced GPS products to our precision survey markets. Any regulatory changes in spectrum allocation or in allowable operating conditions may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. In addition, unwanted emissions from mobile satellite services and other equipment operating in adjacent frequency bands or inband from licensed and unlicensed devices may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results. The FCC continually receives proposals for novel technologies and services, such as ultra-wideband technologies, which may seek to operate in, or across, the radio frequency bands currently used by the GPS SPS and other public safety services. Adverse decisions by the FCC that result in harmful interference to the delivery of the GPS SPS and other radio frequency spectrum also used in our products may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our business and financial condition.

We Are Subject to the Adverse Impact of Radio Frequency Congestion.

     We have certain real-time kinematic products, such as our Land Survey 5700, that use integrated radio communication technology that requires access to available radio frequencies allocated by the FCC. In addition, access to these frequencies by state agencies is under management by state radio communications coordinators. Some bands are experiencing congestion that excludes their availability for access by state agencies in some states, including the state of California. An inability to obtain access to these radio frequencies could have an adverse effect on our operating results.

We Are Reliant on the GPS Satellite Network.

     The GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 28 satellites in place, some have already been in place for 12 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. Government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. However, a 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access for civilian use free of direct user fees is specifically recognized and supported by Presidential policy. In addition, Presidential policy has been complemented by corresponding legislation, signed into law. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies. Any resulting change in market demand for GPS products could have a material adverse effect on our financial results. For example, European governments have expressed interest in building an independent satellite navigation system, known as Galileo. Depending on the as yet undetermined design and operation of this system, there may be interference to the delivery of the GPS SPS and may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our business and operating results.

We Are Reliant on a Continuous Power Supply.

     California recently experienced an energy crisis that threatened to disrupt our operations and resulted in increased expenses for our California facilities. In the event of an acute power shortage, that is, when power reserves for the State of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. We currently do not have adequate backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply or Solectron's power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities or Solectron's ability to manufacture product at its facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

We Must Carefully Manage Our Future Growth.

     Any continued growth in our sales or any continued expansion in the scope of our operations could strain our current management, financial, manufacturing and other resources and may require us to implement and improve a variety of operating, financial and other systems, procedures and controls. Specifically we have experienced strain in our financial and order management system, as a result of our acquisitions. While we plan to expand our sales, accounting, manufacturing, and other information systems to meet these challenges, there can be no assurance that these efforts will succeed, or that any existing or new systems over time, procedures or controls will be adequate to support our operations or that our systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in a timely and efficient manner could harm our growth strategy and adversely affect our financial condition and ability to achieve our business objectives.

New Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". FAS No. 144 supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of FAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The effect of adopting FAS No. 144 has been evaluated by the Company, and does not have a
material  adverse  effect  on  Trimble's   financial   position  or  results  of
operations.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 will significantly reduce amortization expense which was approximately $26.8 million in fiscal 2001. The Company will reclassify identifiable intangible assets with indefinite lives, as defined by Statement 142, to goodwill at the date of adoption. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Based on the preliminary unaudited analysis completed to date, we do not believe that the application of these statements will have an adverse material impact on the earnings and financial position of the Company.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. Trimble uses certain derivative financial instruments to manage these risks. Trimble does not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with polices approved by Trimble's board of directors.

Market Interest Rate Risk

     The Company is exposed to market risk due to the possibility of changing interest rates under its senior secured credit facilities. The Company's credit facilities are comprised of a three-year US dollar-only revolver, a three-year Multi-Currency revolver, and a five-year term loan. Borrowings under the credit facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on the Company's leverage ratio. As of December 28, 2001, our senior debt to EBITDA (senior leverage ratio) was approximately 2.25. At this leverage ratio our pricing will be LIBOR plus 225 basis points. The U.S. dollar and the Multi-Currency revolvers run through July 2003 and have outstanding principal balances at December 28, 2001 of $30.0 million and $10.0 million, respectively. As of December 28, 2001 the Company has borrowed from the Multi-Currency revolver in U.S. currency only. The term loan runs through July 2005 and has an outstanding principal balance of $61.3 million at December 28, 2001. The three-month LIBOR effective rate at December 28, 2001 was 1.9%. A hypothetical ten percent increase in three-month LIBOR rates could result in approximately $193,000 annual increase in interest expense on the existing principal balances.

     In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Trimble had an interest rate swap agreement on a portion of the variable rate debt, which fixes the rate on the notional amount of $25.0 million at 5.195%. This agreement expired in February 2002 and was not renewed.

     The Company also has $3.3 million of Euro-denominated debt, classified as a current liability at the end of fiscal 2001. The interest rate on this instrument is fixed at six percent. A hypothetical ten percent decrease in interest rates would not have a material impact on the results of operations of the Company as related to this debt.

     In addition, the Company has a $1.9 million promissory note, of which $87,000 was classified as a current liability at the end of fiscal 2001. The note is payable in monthly installments, bearing a variable interest rate of 7.14% as of December 28, 2001. A hypothetical ten percent increase in interest rates would not have a material impact on the results of operations of the Company.

     * The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by Trimble's management, should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

Foreign Currency Exchange Rate Risk

     Trimble  hedges   identified   risks   associated  with  foreign   currency
transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. Trimble utilizes forward contracts to hedge certain trade and intercompany receivables and payables. These contracts reduce the exposure to fluctuations in exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the hedge contracts. All hedge instruments are marked to market through earnings every period. Certain intercompany transactions such as the sale of products between our Spectra Precision Group entities are not specifically hedged utilizing forward contracts, because the Company believes that it has a natural hedge through its worldwide operating structure. The Company's practice is to settle these intercompany transactions on a timely basis which reduces our exposure to fluctuations in exchange rate movements.

     *  Trimble  does  not  anticipate  any  material   adverse  effect  on  its
consolidated financial position utilizing our current hedging strategy.

     All forward contracts have a maturity of less than six months, and we do not defer any gains and losses with respect to such contracts, as they are all accounted for through earnings in each period.

     The following table provides information about Trimble's foreign exchange forward contracts outstanding as of December 28, 2001:

                                               Foreign Currency       Contract Value        Fair Value in
                                                    Amount                 USD                   USD
       Currency               Buy/Sell          (in thousands)        (in thousands)       (in thousands)
----------------------- --------------------- -------------------- --------------------- --------------------
EURO                    Sell                                3,769               $ 3,365              $ 3,332
EURO                    Buy                                   800               $   716              $   712
STERLING                Buy                                   298               $   423              $   433
YEN                     Sell                              225,000               $ 1,903              $ 1,714
YEN                     Buy                                44,000               $   363              $   335

     The following table provides information about the Company's foreign exchange forward contracts outstanding as of December 29, 2000:

                                               Foreign Currency       Contract Value        Fair Value in
                                                    Amount                 USD                   USD
       Currency               Buy/Sell          (in thousands)        (in thousands)       (in thousands)
----------------------- --------------------- -------------------- --------------------- --------------------
YEN                     Sell                              125,600               $ 1,136              $ 1,106
NZD                     Buy                                 4,619               $ 1,934              $ 2,045
NZD                     Sell                                  200               $    80              $    89
EURO                    Sell                                4,109               $ 3,569              $ 3,863
STERLING                Buy                                 1.665               $ 2,416              $ 2,489

Item 8.           Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

                                                                       December 28,      December 29,
                                                                           2001              2000
--------------------------------------------------------------------- ---------------- ------------------
(In thousands)

ASSETS
Current assets:
   Cash and cash equivalents                                               $   31,078        $    40,876
    Accounts receivable, less allowance for doubtful accounts of
       $8,540 and $6,538, respectively                                         71,680             83,600
   Inventories                                                                 51,810             58,970
   Other current assets                                                         6,536              8,017
                                                                      ---------------- ------------------
Total current assets                                                          161,104            191,463

Property and equipment, at cost less accumulated depreciation                  27,542             34,059
Goodwill and other purchased intangible assets, less accumulated
    amortization                                                              220,304            249,832
Deferred income taxes                                                             383                531
Other assets                                                                   10,062             12,743
                                                                      ---------------- ------------------
Total long-term assets                                                        258,291            297,165
                                                                      ---------------- ------------------
Total assets                                                              $   419,395        $   488,628
                                                                      ================ ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank and other short-term borrowings                                    $   40,025        $    62,000
   Current portion of long-term debt                                           23,443             51,721
   Accounts payable                                                            21,494             26,448
   Accrued compensation and benefits                                           13,786             16,771
   Accrued liabilities                                                         24,138             26,660
   Accrued interest expense                                                     3,616              3,957
   Accrued warranty expense                                                     6,827              7,749
   Income taxes payable                                                         7,403              5,005
   Deferred gain on sale of assets                                              1,068              1,591
                                                                      ---------------- ------------------
Total current liabilities                                                     141,800            201,902

Noncurrent portion of long-term debt and other liabilities                    127,097            137,341
Deferred  income tax                                                            7,347              8,230
Other noncurrent liabilities                                                    4,662              6,212
                                                                      ---------------- ------------------
Total liabilities                                                             280,906            353,685
                                                                      ---------------- ------------------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock no par value; 3,000 shares authorized; none
       outstanding                                                                 --                 --
   Common stock, no par value; 40,000 shares authorized;
        26,862, and 24,162 shares outstanding, respectively                   191,224            154,846
   Accumulated deficit                                                       (33,819)           (10,940)
   Accumulated other comprehensive loss                                      (18,916)            (8,963)
                                                                      ---------------- ------------------
Total shareholders' equity                                                    138,489            134,943

                                                                      ---------------- ------------------
Total liabilities and shareholders' equity                                $   419,395        $   488,628
                                                                      ================ ==================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      December 28,     December 29,      December 31,
Fiscal Years Ended                                        2001             2000              1999
---------------------------------------------------- ---------------- ---------------- ------------------
(In thousands, except per share data)
Revenue                                                   $  475,292       $  369,798         $  271,364
Cost of sales                                                238,057          173,237            127,117
                                                     ---------------- ---------------- ------------------
Gross Margin                                                 237,235          196,561            144,247

Operating expenses
   Research and development                                   62,881           46,520             36,493
   Sales and marketing                                       103,778           79,901             53,543
   General and administrative                                 37,407           30,514             33,750
   Restructuring charges                                       3,599               --                 --
   Amortization of goodwill and other
      purchased intangibles                                   29,389           13,407                 --
                                                     ---------------- ---------------- ------------------
Total operating expenses                                     237,054          170,342            123,786
                                                     ---------------- ---------------- ------------------
Operating income  from continuing
     operations                                                  181           26,219             20,461
Nonoperating income (expense), net
   Interest income                                             1,118            4,478              3,857
   Interest expense                                         (22,224)         (14,438)            (3,394)
   Foreign exchange gain (loss)                                (237)            (376)                 28
  Other income (expense)                                       (430)            (123)              (217)
                                                     ---------------- ---------------- ------------------
Total nonoperating income (expense), net                    (21,773)         (10,459)                274
                                                     ---------------- ---------------- ------------------
Income (loss) before income taxes from
     continuing operations                                  (21,592)           15,760             20,735
Income tax provision                                           1,900            1,575              2,073
                                                     ---------------- ---------------- ------------------
Net income (loss) from continuing operations                (23,492)           14,185             18,662
                                                     ---------------- ---------------- ------------------
Gain on disposal of discontinued
      operations (net of tax)                                    613               --              2,931
                                                     ---------------- ---------------- ------------------
Net income (loss)                                        $  (22,879)       $   14,185         $   21,593
                                                     ================ ================ ==================
Basic net income (loss) per share from
      continuing operations                               $   (0.95)        $    0.60          $    0.83
Basic net income per share from
        discontinued operations                                0.02                --               0.13
                                                     ---------------- ---------------- ------------------
Basic net income (loss) per share                         $   (0.93)        $    0.60          $    0.96
                                                     ================ ================ ==================
        Shares used in calculating basic
                earnings per share                            24,727           23,601             22,424
                                                     ================ ================ ==================

Diluted net income (loss) per share from
         continuing operations                            $   (0.95)        $    0.55          $    0.82
Diluted net income  per share from
         discontinued operations                               0.02                --               0.13
                                                     ---------------- ---------------- ------------------
Diluted net income (loss) per share                       $   (0.93)        $    0.55          $    0.95
                                                     ================ ================ ==================
         Shares used in calculating diluted
                earnings per share                            24,727           25,976             22,852
                                                     ================ ================ ==================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                       Common stock
                                                       and warrants
                                                ----------------------------
                                                                                                Accumulative
                                                                                 Retained           other            Total
                                                                                 earnings       comprehensive    shareholders'
                                                     Shares        Amount        (deficit)      income/(loss)        Equity
-------------------------------------------------- ------------ ------------- ---------------- ---------------- -----------------
(In thousands)
Balance at January 1, 1999                              22,247     $ 122,201      $  (46,718)       $    (792)         $  74,691
Components of comprehensive income (loss):
    Net income                                                                         21,593                             21,593
    Unrealized loss on short-term investments                                                            (142)             (142)
    Currency translation adjustments                                                                     (107)             (107)
                                                                                                                -----------------
Comprehensive income (loss)                                                                                               21,344
                                                                                                                -----------------
Subtotal                                                                                                                  96,035
                                                                                                                -----------------
Issuance of stock under employee plans                     495         4,468                                               4,468
Issuance of warrants                                        --           293                                                 293
                                                   ------------ ------------- ---------------- ---------------- -----------------
Balance at December 31, 1999                            22,742       126,962         (25,125)          (1,041)           100,796
Components of comprehensive income (loss):
    Net income                                                                         14,185                             14,185
    Unrealized gain on short-term investments                                                              123               123
    Currency translation adjustments                                                                   (8,045)           (8,045)
                                                                                                                -----------------
Comprehensive income (loss)                                                                                                6,263
                                                                                                                -----------------
Subtotal                                                                                                                 107,059
                                                                                                                -----------------
Issuance of stock under employee plans and
    exercise of warrants                                   843        12,043                                              12,043
Issuance of stock for acquisition                          577        14,995                                              14,995
Issuance of warrants                                        --           846                                                 846
                                                   ------------ ------------- ---------------- ---------------- -----------------
Balance at December 29, 2000                            24,162       154,846         (10,940)          (8,963)           134,943
Components of comprehensive income (loss):
    Net loss                                                                         (22,879)                           (22,879)
    Loss on interest rate swap                                                                           (203)             (203)
    Unrealized gain on  investments                                                                         16                16
    Currency translation adjustments                                                                   (9,766)           (9,766)
                                                                                                                -----------------
Comprehensive income (loss)                                                                                             (32,832)
                                                                                                                -----------------
Subtotal                                                                                                                 102,111
                                                                                                                -----------------
Issuance of stock under employee plans and
    exercise of warrants                                   917        11,344                                              11,344
Issuance of stock for private placement                  1,783        25,034                                              25,034
                                                   ------------ ------------- ---------------- ---------------- -----------------
Balance at December 28, 2001                            26,862     $ 191,244      $  (33,819)      $  (18,916)         $ 138,489
                                                   ============ ============= ================ ================ =================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            December 28,      December 29,      December 31,
Fiscal Years Ended                                              2001              2000              1999
--------------------------------------------------------- ----------------- ----------------- -----------------
(In thousands)

Cash flow from operating activities:
   Net income (loss)                                          $   (22,879)        $   14,185       $    18,662
Adjustments to reconcile net income (loss) to cash
  flows provided by operating activities:
   Depreciation expense                                             11,218             9,139             8,112
   Amortization expense                                             30,306            14,337               961
   Gain on sale of fixed assets                                      (135)                --                --
   Amortization of deferred gain                                   (1,584)           (2,555)             (651)
   Amortization of debt issuance cost                                  960               440                --
   Deferred income taxes                                             (887)             (908)                18
   Other                                                             (508)           (2,505)                56
Decrease (increase) in assets:
   Accounts receivable, net                                        11,919            (6,091)            (2,574)
   Inventories                                                      7,442            (5,994)             6,653
   Other current and noncurrent assets                              2,393            (3,743)              (354)
   Effect of foreign currency translation adjustment               (4,538)           (1,116)              (107)
Increase (decrease) in liabilities:
   Accounts payable                                                (4,954)            7,554             (1,290)
   Accrued compensation and benefits                               (3,112)            (6,362)            2,315
   Customer advances                                                   --                 --              (808)

   Accrued liabilities                                             (2,946)             5,595            (8,193)
   Income taxes payable                                             2,398             (2,141)              825
                                                          ----------------- ----------------- -----------------
Net cash provided by operating activities                           25,093            19,835            23,625
                                                          ----------------- ----------------- -----------------
Cash flow from investing activities:
   Equity investments                                                  --                 35              (748)
   Acquisition of property and equipment                           (7,254)            (7,555)           (6,411)
   Proceeds from sale of assets                                     1,177                --             26,863
   Acquisitions, net of cash acquired                              (4,430)          (211,488)               --
   Costs of capitalized patents                                      (934)              (900)           (1,127)
   Purchase of short-term investments                                  --             (6,458)          (54,809)
   Maturities/sales of short-term investments                          --             59,186            18,350
                                                          ----------------- ----------------- -----------------
Net cash used by investing activities                             (11,441)         (167,180)          (17,882)
                                                          ----------------- ----------------- -----------------
Cash flow from financing activities:
   Issuance of common stock and warrants                           36,378            12,043             4,468
   (Payment)/collection of notes receivable                           872               196              (540)
   Proceeds from long-term debt and revolving credit
       lines                                                       30,062           162,000                --
   Payments on long-term debt and revolving credit
       lines                                                      (90,762)          (35,282)            (1,272)
                                                          ----------------- ----------------- -----------------
Net cash provided (used) by financing activities                  (23,450)           138,957             2,656
                                                          ----------------- ----------------- -----------------

Increase (decrease) in cash and cash equivalents                   (9,798)           (8,388)            8,399
Cash and cash equivalents, beginning of period                     40,876            49,264            40,865
                                                          ----------------- ----------------- -----------------
Cash and cash equivalents, end of period                       $   31,078        $   40,876       $    49,264
                                                          ================= ================= =================

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

Basis of Presentation.

     Trimble Navigation Limited ("Trimble" or "the Company") has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2001 was December 28, 2001. The Company's fiscal year normally consists of 52 weeks divided into four equal quarters of 13 weeks each. However, due to the fact that there are not exactly 52 weeks in a calendar year and that there is slightly more than one additional day per calendar year, as compared to a 52-week fiscal year, the Company will have a fiscal year composed of 53 weeks in certain fiscal years.

     In those resulting fiscal years that have 53 weeks, Trimble will record an extra week of revenues, costs and related financial activity. Therefore, the financial results of those fiscal years and the associated quarter, having the extra week, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, Trimble, analysts, shareholders, investors and others will have to make appropriate adjustments to any analysis performed when comparing the Company's activities and results in fiscal years that contain 53 weeks, to those that contain the standard 52 weeks. Fiscal years 2001, 2000 and 1999 were all comprised of 52 weeks. The next 53-week year will be fiscal year 2002.

     The consolidated financial statements include the results of Trimble and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the current year presentation.

Foreign Currency Translation.

     Assets and liabilities of Trimble's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Local currencies are considered to be the functional currencies for the Company's non-U.S. subsidiaries. Translation adjustments are included in shareholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive income
(loss)." Foreign currency transaction gains and losses are included in results of operations as incurred, and have not been significant to the Company's operating results in any fiscal year. The effect of foreign currency rate changes on cash and cash equivalents is not material.

Cash and Cash Equivalents.

     Cash and cash equivalents include all cash and highly liquid investments with insignificant interest rate risk and original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Concentration of Risk.

     In entering into forward foreign exchange contracts, Trimble has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The counterparties to these contracts are major multinational commercial banks, and Trimble does not expect any losses as a result of counterparty defaults (see Note 6). Trimble is also exposed to credit risk in its trade receivables, which are derived from sales to end user customers in diversified industries, as well as various resellers. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral.

     With the selection of Solectron Corporation in August 1999 as an exclusive manufacturing partner for many of the Company's GPS products, the Company is substantially dependent upon a sole supplier for the manufacture of its products. In addition, The Company relies on sole suppliers for a number of its critical components.

     The majority of Trimble product sales use GPS as the positioning technology. GPS is a system of 28 orbiting Navstar satellites established and funded by the U.S. government, which has been fully operational since March 1995. A significant reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged.

Allowance for Doubtful Accounts.

     Trimble maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The expenses recorded for doubtful accounts were approximately $5.1 million in fiscal 2001, $1.2 million in fiscal 2000, and $1.9 million in fiscal 1999.

Inventories.

     Inventories are stated at the lower of standard cost or market (net realizable value). Standard costs approximate average actual costs. The Company uses a standard cost accounting system to value inventory and these standards are reviewed at a minimum of once a year and multiple times a year in the most active manufacturing plants. The Company writes down the inventory value for estimated excess and obsolete inventory, based on management's assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Intangible and Long-lived Assets.

     Intangible assets include goodwill, assembled workforce, distribution channels, patents, licenses, technology and trademarks, which are capitalized at cost and amortized on the straight-line basis over their estimated useful lives. Useful lives generally range from 2 to 10 years. Goodwill is amortized over 20 years, except for goodwill from the Grid Data purchase, which is amortized over 5 years.

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

     Starting in fiscal 2002, Trimble will adopt FAS 142 (see "New accounting standards" section below). Intangible assets relating to assembled workforce and distribution channels will be reclassified as goodwill and goodwill will no longer be amortized.

Revenue Recognition.

     The Company designs, markets, and distributes products that determine precise geographic location or position, sometimes combined with data communications and applications software. Trimble sells its products through a network of direct salespeople, OEMs, VARs, independent dealers, distributors and authorized sales representatives supported by sales offices throughout the world.

     Trimble's revenues are recorded in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." Trimble requires the following: (i) execution of a written customer order, (ii) delivery of the product, (iii) fee is fixed and determinable, and (iv) collectibility of the proceeds is probable. The Company recognizes revenue from product sales when the products are shipped to the customer, title has transferred, and no significant obligations remain. The Company defers revenue if there is uncertainty about customer acceptance. Deferred revenue is included in accrued liabilities on the consolidated balance sheet. The Company reduces product revenue for estimated customer returns, and any discount which may occur under programs the Company has with its customers and partners.

     The Company's shipment terms for domestic orders are typically FOB shipping point. International orders are typically shipped FOB destination, and accordingly international orders are not recognized as revenue until the product is delivered and title has transferred.

     Revenues from purchased extended warranty and support agreements are deferred and recognized ratably over the term of the warranty/support period. Substantially all technology licenses and research revenue have consisted of initial license fees and royalties, which were recognized when earned, provided Trimble has no remaining obligations.

     Sales to distributors and resellers are recognized upon shipment providing that there is evidence of the arrangement through a distribution agreement or purchase order, title has transferred, no remaining performance obligations exist, the price and terms of the sale are fixed and collection is probable. Distributors and resellers do not have a right of return.

     The Company's software arrangements consist of a license fee and post contract customer support (PCS). The Company has established vendor specific objective evidence (VSOE) of fair value for its PCS contracts based on the price of the renewal rate. The remaining value of the software arrangement is allocated to license fee using the residual method, which revenue is primarily recognized when the software has been delivered and there are no remaining obligations. Revenue from PCS is recognized ratably over the period of the PCS agreement.

Product Warranty.

     Trimble provides for the estimated cost of product warranties at the time revenue is recognized. The warranty period is generally between one to three years from date of shipment. In addition, select military programs may require extended warranty periods and certain products sold by Tripod Data Systems have a 90 day warranty period. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.

Advertising Costs.

     Trimble expenses advertising costs as incurred. Advertising expenses were approximately $6.8 million, $7.9 million and $4.2 million in fiscal 2001, 2000 and 1999, respectively.

Research and Development Costs.

     Research and development costs are charged to expense when incurred. Trimble has received third party funding of approximately $4.1 million, $4.8 million and $7.1 million in fiscal 2001, 2000, and 1999, respectively. The Company offsets research and development expenses with any third party funding received. Trimble retains the rights to any technology developed.

Stock Compensation.

     In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," Trimble applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, it does not recognize compensation cost for stock options granted at or above market. Note 16 to the Consolidated Financial Statements describes the plans operated by Trimble, and contains a summary of the pro forma effects to reported net income (loss) and earnings (loss) per share for fiscal 2001, 2000 and 1999 as if Trimble had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123.

Depreciation.

     Depreciation of property and equipment owned or under capitalized leases is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms. Useful lives include a range from two to four years for machinery and equipment, four to five years for furniture and fixtures, and four to five years for leasehold improvements.

Income Taxes.

     Income taxes are accounted for under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Earnings (Loss) Per Share.

     Number of shares used in calculation of basic earnings per share represents the weighted average common shares outstanding during the period and excludes any dilutive effects of options, warrants, and convertible securities. The dilutive effects of options, warrants, and convertible securities are included in diluted earnings per share.

New Accounting Standards.

     In August 2001, the Financial Accounting Standards Board issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." FAS No. 144 supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of FAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The effect of adopting FAS No.
144 has been evaluated by the Company, and does not have a material adverse effect on Trimble's financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 will significantly reduce amortization expense which was approximately $26.8 million in fiscal 2001. The Company will reclassify identifiable intangible assets with indefinite lives, as defined by Statement 142, to goodwill at the date of adoption. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Based on the preliminary unaudited analysis completed to date, the Company does not believe that the application of these statements will have an adverse material impact on the earnings and financial position of the Company.

     Trimble adopted Statement of Financial  Accounting Standards No. 133, (SFAS
133) "Accounting for Derivative Instruments and Hedging Activities," at the beginning of fiscal 2001. The effect of adopting SFAS 133 did not have a material impact on the Company's financial position or results of operations.

Note 2 - Acquisitions:

     The following is a summary of acquisitions made by the Company during fiscal 2001 and fiscal 2000, all of which were accounted for as purchases:

            Acquisition                       Primary Service or Product               Acquisition Date
------------------------------------- -------------------------------------------- --------------------------
Spectra Precision Group               Optical and laser products                               July 14, 2000
Tripod Data Systems                   Software for data collection applications            November 14, 2000
Grid Data                             Wireless Application Service Provider                    April 2, 2001

     The Company's consolidated financial statements include the results of operations of acquired companies commencing on the date of acquisition. The total purchase consideration for each of the above acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The Grid Data transaction was an asset purchase.

     Goodwill represents the excess of purchase consideration over the fair value of the assets, including identifiable intangible assets, net of the fair value of liabilities assumed. Goodwill and intangible assets related to the acquisitions are amortized to expense on a straight-line basis over their estimated useful lives. Useful lives range generally from 3 to 10 years. Goodwill is amortized over 20 years, except for goodwill on Grid Data which is amortized over 5 years

Allocation of Purchase Consideration

     The following is a summary of purchase price, acquisition costs and purchase price allocation of the Spectra Precision Group, Tripod Data Systems, and Grid Data acquisitions:

                                                 Spectra Precision Group     Tripod Data Systems        Grid Data
                                                --------------------------- ---------------------- -----------------------
(In thousands)
Purchase price                                          $293,800                $14,995                  $3,504
Acquisition costs                                          7,719                    391                      50
Restructuring costs                                        7,851                      -                       -
                                                      -----------               ---------               ---------
   Total purchase price                                 $309,370                $15,386                  $3,554
                                                      ===========               =========               =========
Purchase Price Allocation:
    Fair value of tangible net assets acquired           65,913                   4,261                     204
    Deferred tax                                         (9,138)                      -                       -
    Identified intangible assets:
      Distribution Channel                               78,600                       -                       -
      Existing Technology                                25,200                       -                       -
      Assembled Workforce                                18,300                       -                       -
      Trade names, trade marks, patents, and
         other intellectual properties                   10,800                       -                       -
    Goodwill                                            119,695                  11,125                   3,350
                                                     -----------                ---------              ----------
          Total                                        $309,370                 $15,386                  $3,554
                                                     ===========                =========              ==========

Spectra Precision Group

     Spectra Precision, a group of wholly-owned businesses, formerly owned by Thermo Electron Corporation, collectively known as the "Spectra Precision Group," was acquired on July 14, 2000. The acquisition was completed for an aggregate purchase price, excluding acquisition and restructuring costs, of approximately $293.8 million. Subsequently, in March 2002, the purchase price was adjusted by $1.1 million as a result of the completion of final negotiations with Thermo Electron relating to certain assets and liabilities acquired. This adjustment subsequently decreased the purchase price to approximately $292.7 million and goodwill to approximately $118.6 million. The acquisition included 100% of the stock of Spectra Precision Inc., a Delaware corporation, Spectra Precision SRL, an Italian corporation, Spectra Physics Holdings GmbH, a German corporation, and Spectra Precision BV, a Netherlands corporation. The acquisition also included certain assets and liabilities of Spectra Precision AB, a Swedish corporation, including 100% of the shares of Spectra Precision SA, a French corporation, Spectra Precision Scandinavia AB, a Swedish corporation, Spectra Precision of Canada Ltd., a Canadian corporation, and Spectra Precision Handelsges mbH, an Austrian corporation.

     The acquisition was financed with $80 million in seller subordinated debt, $140 million of cash provided through a syndicate of banks, and approximately $74 million of Trimble's then available cash on hand.

Tripod Data Systems

     Tripod Data Systems, Inc., an Oregon corporation was purchased on November 14, 2000 for an aggregate final purchase price of approximately $14.995 million. The purchase price consisted of 576,726 shares of Trimble's common stock valued at the average closing price for the five trading days proceeding the closing date.

Grid Data

     On April 2, 2002, Trimble acquired certain assets of Grid Data, an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, Trimble may make certain earn-out payments based upon the completion of certain business milestones. If the first milestone is achieved by April 2, 2002, 218,352 shares of Trimble common stock will be paid out. If the first milestone is achieved and a second milestone is completed by October 2, 2003, an additional 141,928 shares of Trimble common stock will be paid out. However, if at the time the second milestone is achieved Trimble's common stock is at a price less than an undisclosed price per share, then Trimble, at its option, may pay $3.25 million in cash or $3.25 million worth of Trimble common stock, valued on the date that the second milestone is achieved. The additional consideration, if earned, will result in additional goodwill.

Spectra Precision Group Restructuring Activities

     At the time the Company acquired the Spectra Precision Group, the Company formulated a restructuring plan and provided approximately $9.0 million for costs to close certain duplicative office facilities, combine operations including redundant domestic and foreign legal entities, reduce workforce in overlapping areas, and relocate certain employees. These costs were accrued for as part of the allocation of the purchase price. Included in the total cost was approximately $2.7 million related to the discontinuance of overlapping product lines which was included in our reserve for excess and obsolete inventory. The facility consolidation and employee relocations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of the Spectra Precision Group. As of the end of fiscal 2001, the Company had charged against the reserve approximately $3.3 million which consisted of $0.9 million for legal and tax consulting expenses relating to consolidation of legal entities, $1.3 million for severance expenses, $0.7 million for facilities and direct sales offices closures, $0.3 million for an underfunded pension plan, and other costs of $0.1 million.

     The Company revised its final estimates for costs to complete the remaining planned activities and accordingly reduced its restructuring reserve by approximately $1.1 million, with a corresponding adjustment to Goodwill in the fourth quarter of fiscal 2001. The reserve balance was approximately $1.9 million at December 28, 2001, and the Company anticipates completing the majority of its remaining restructuring activities during fiscal 2002. These activities consist principally of legal costs and other expenses required to combine redundant legal entities.

     The elements of the reserve at December 28, 2001, on the balance sheet (included in accrued liabilities) are as follows:


                                Employee Severance and    Facility Closure, Legal
                                      Relocation              and Tax Expense             Total
(In thousands)
Total reserve                          $ 1,945                    $ 4,370               $ 6,315
Amounts paid/written off                (1,685)                    (1,610)               (3,295)
Revision to estimates                    (260)                       (812)               (1,072)
                                ------------------------------------------------------------------------
Balance as of December 28, 2001        $    -                     $ 1,948               $ 1,948
                                ========================================================================

Note 3 - Unaudited Pro Forma Information:

     The consolidated statements of operations of Trimble presented throughout this report include the operating results of the acquired companies from the date of the respective acquisitions. The following pro forma information for fiscal 2000 and fiscal 1999 presents net revenue, net loss from continuing operations, and net loss for each of these periods as if the transactions with the Spectra Precision Group were consummated on January 2, 1999. The following pro forma information does not include Tripod Data Systems and Grid Data, as these acquisitions were not material to the Company. This unaudited pro forma data does not purport to represent the Company's actual results of operations had the Spectra Precision Group acquisition occurred on January 2, 1999, and should not serve as a forecast of the Company's operating results for any future periods.

                                                             December 28,    December 29,     December 31,
Fiscal Years Ended                                               2001            2000             1999
----------------------------------------------------------- --------------- ---------------- ----------------
(In thousands, except for per share amounts)
Net revenue                                                     $ 475,292       $  491,436       $  488,728
Net loss from continuing operations                               (23,492)          (1,920)         (17,661)
Net loss                                                          (22,879)          (1,920)         (14,730)

Basic net loss per share from  continuing  operations           $   (0.95)       $   (0.08)       $   (0.79)
Basic net income per share from discontinued
   operations                                                        0.02               --             0.13
                                                            --------------- ---------------- ----------------
Basic net  loss per share                                       $   (0.93)       $   (0.08)       $   (0.66)

Diluted net loss per share from  continuing  operations         $   (0.95)       $   (0.08)       $   (0.79)
Diluted net income per share from discontinued
   operations                                                        0.02               --             0.13
                                                            --------------- ---------------- ----------------
Diluted net loss per share                                      $   (0.93)       $   (0.08)       $   (0.66)

Note 4 - Goodwill and Intangible Assets:

     Goodwill and purchased intangible assets consisted of the following:

                                                                               December 28,          December 29,
                                                                                   2001                  2000
-------------------------------------------------------------------------- --------------------- ----------------------
(In thousands)
Intangible assets with indefinite life:
   Distribution channel                                                  $         73,363      $          76,408
   Assembled workforce                                                             17,773                 18,081
                                                                         -----------------     ------------------
Total intangible assets with indefinite life                                       91,136                 94,489
Intangible assets with definite life:
   Existing technology                                                            23,907                  24,657
   Trade names, trade marks, patents, and other intellectual properties           18,394                  17,859
                                                                         -----------------     ------------------
Total intangible assets with definite life                                        42,301                  42,516
Goodwill, Spectra Precision acquisition                                          116,001                 119,013
Goodwill, other acquisitions                                                      14,710                  10,812
                                                                         -----------------     ------------------
                                                                                 264,148                 266,830
Less accumulated amortization                                                    (43,844)                (16,998)
                                                                         -----------------     ------------------
                                                                         $       220,304       $         249,832
                                                                         ================      ==================

     Intangible assets with an indefinite life consist of distribution channel and assembled workforce. Intangible assets with a definite life consist of existing technology, trade names, trademarks, patents and other intellectual properties. The decrease in value of distribution channel, existing technology, and assembled workforce from date of acquisition of the Spectra Precision Group, to year end of 2000 and 2001, was principally due to foreign currency translation differences related to foreign subsidiaries. The increase in goodwill for other acquisitions is mainly due to the Grid Data asset acquisition completed in April 2001.

     Upon  adoption  of FAS 142 in  fiscal  2002,  the  Company  will no  longer
amortize   goodwill  and  intangible   assets  with  indefinite  lives  will  be
reclassified to goodwill.

Note 5 - Certain Balance Sheet Components:

     Inventories consisted of the following:

                                         December 28,            December 29,
                                             2001                    2000
------------------------------------------------------------ ------------------
(In thousands)

Raw materials                       $         25,790          $        27,878
Work-in-process                                7,177                    6,940
Finished goods                                18,843                   24,152
                                    ------------------       ------------------
                                    $         51,810          $        58,970
                                    ==================       ==================

     Property and equipment consisted of the following:

                                         December 28,            December 29,
                                             2001                    2000
------------------------------------------------------------ ------------------
(In thousands)

Machinery and equipment             $         66,265           $       67,245
Furniture and fixtures                         6,367                    6,994
Leasehold improvements                         5,882                    5,633
Buildings                                      3,979                    7,948
Land                                           1,657                    1,905
                                    -----------------        ------------------
                                              84,150                   89,725
Less accumulated depreciation                (56,608)                 (55,666)
                                    -----------------        ------------------
                                    $         27,542           $       34,059
                                    =================        ==================

     Other current assets consisted of the following:

                                         December 28,            December 29,
                                             2001                    2000
------------------------------------------------------------ ------------------
(In thousands)

Notes receivable                    $          2,130           $        3,002
Prepaid expenses                               4,150                    4,778
Other                                            256                      237
                                    ------------------        -----------------
                                    $          6,536           $        8,017
                                    ==================        =================

     Other noncurrent assets consisted of the following:

                                         December 28,            December 29,
                                             2001                    2000
------------------------------------------------------------ ------------------
(In thousands)

Debt issuance costs, net            $          3,046          $         4,008
Other investments                              2,737                    3,438
Deposits                                       1,241                    1,405
Other                                          3,038                    3,892
                                    -----------------        ------------------
                                    $         10,062          $        12,743
                                    =================        ==================

Note 6 - Derivative Financial Instruments:

Interest Rate Swap

     In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Trimble has an interest rate swap agreement on a portion of the variable rate debt, which fixes the rate on a notional amount of $25.0 million at 5.195%. In accordance with SFAS No. 133, the Company has designated its swap agreements as a cash flow hedge and recorded the change in fair value of this hedge agreement as part of other comprehensive income. (See also Note 18) Hedge interest payments are based on the same notional amount, have the same reset dates and are based on the same benchmark interest rate, therefore the Company concludes there will be no ineffectiveness in the hedge. For fiscal 2001, the change in fair value of this derivative amounted to $203,000 and is recorded as a reduction to other liabilities and an addition to other comprehensive income. The fair value of this derivative as a liability amounted to $203,000 at December 28, 2001. In February 2002, the interest rate swap agreement expired and has not been renewed by the Company.

Forward foreign currency exchange contracts.

     Trimble's policy is to hedge identified risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. Trimble utilizes forward contracts to hedge certain trade and intercompany receivables and payables. The Company enters into forward foreign exchange contracts to either buy or sell currency if the net foreign currency exposure exceeds $400,000. The forward foreign exchange contract obligates Trimble to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates, or to make an equivalent U.S. dollar payment equal to the value of such exchange. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are accreted or amortized to other operating expenses over the contract lives, using the straight-line method, while realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured, and terminated contracts) are included in results of operations. Contract amounts are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses. To date, Trimble has entered into forward foreign currency exchange contracts to offset the effects of changes in exchange rates on foreign-denominated intercompany receivables. At December 28, 2001, Trimble had forward foreign currency exchange contracts to sell approximately 181.0 million Japanese yen, approximately 3.0 million Euros, and to buy approximately 0.3 million British pounds sterling at contracted rates that mature over the next six months ending June 30, 2002.

NOTE 7 - Discontinued Operations:

     On October 2, 1998, Trimble adopted a plan to discontinue its General Aviation division. Accordingly, the General Aviation division is being reported as a discontinued operation for all periods presented in these financial statements. Net assets of the discontinued operation at October 2, 1998 were written off and consisted primarily of inventory, property, plant and equipment and intangible assets. The estimated loss on disposal recorded in fiscal 1998 was $20.3 million.

     In fiscal 1999, the Company revised its accrual for the remaining costs expected to be incurred based on the status of the related liabilities associated with the disposal of the discontinued General Aviation division. This resulted in a reversal of approximately $2.9 million of prior amounts accrued related to the discontinued operations.

     During the fourth quarter of fiscal 2001, the Company re-evaluated the adequacy of its accrual for the remaining obligations under the General Aviation discontinued product line. This resulted in reversal of approximately $0.6 million of prior amounts accrued related to the discontinued operations.

     As of December 28, 2001, Trimble did not have any remaining accrual balance nor any obligations associated with the discontinuation of the General Aviation division

NOTE 8 - Disposition of Line of Business and Assets:

Disposition of Line of Business:

     On March 6, 2001, the Company sold certain product lines of its Air Transport Systems, to Honeywell Inc. for approximately $4.5 million in cash. Under the asset purchase agreement, Honeywell International, Inc. purchased product lines that included the HT 1000, HT 9000, HT 9100 and Trimble's TNL 8100. As part of a strategic alliance that began in 1995, Trimble and Honeywell jointly developed, manufactured, marketed and sold the HT product line. These products are installed in many commercial aircraft and major airlines around the world for Global Positioning System based navigation. As part of this sale, during the third quarter of fiscal 2001, the Company also sold other product lines and discontinued its manufacturing operations in Austin, Texas. These actions resulted in a loss on disposal of approximately $113,000, which is included in nonoperating income (expense) for fiscal 2001. The Company also incurred severance costs of approximately $1,724,000 which is included in restructuring charges related to the termination of employees associated with the product lines disposed of in fiscal 2001.

     At December 28, 2001, the Company has a provision of $1.4 million for related liabilities associated with the disposition of these product lines and the discontinuance of its manufacturing operations.

Disposition of Assets:

     On August 10, 1999, Trimble signed an asset purchase agreement with Solectron Corporation and Solectron Federal Systems, Inc. (collectively, "Solectron"). The closing of the transaction occurred on August 13, 1999. At the closing, Trimble transferred to Solectron substantially all of Trimble's tangible manufacturing assets located at Trimble's Sunnyvale, California campus, including but not limited to equipment, fixtures and work in progress, and certain contract and other intangible assets and rights, together with certain related obligations, including but not limited to real property subleases covering Trimble's manufacturing floor space, and outstanding purchase order commitments. In addition, the agreement also provided for Solectron's subsequent purchase, on August 30, 1999, of Trimble's component inventory, on hand as of August 13, 1999.

     The final purchase price for these assets was $26.9 million. Trimble recorded a gain on the transaction of $11.0 million. This gain was offset by certain costs incurred or accrued resulting from the transition by the Company and included payroll for specified individuals ($1.4 million), free rent assumed by the Company for space subleased by Solectron ($0.3 million), idle capacity on facilities that will no longer be used ($2.9 million) and other miscellaneous expenses ($0.4 million), netting to $5.9 million. The net gain was deferred and is being recognized as a reduction to cost of sales, over the three-year exclusive life of the supply agreement described below. In fiscal 2000, certain contingencies were finalized relating to some employee and facility related liabilities, and the deferred gain was reduced by $0.7 million.

     Concurrently with the closing of the transaction, Trimble and Solectron also entered into a supply agreement. The supply agreement provides for the exclusive manufacture by Solectron of a significant portion of Trimble products for the three year period ending August 13, 2002.

NOTE 9 - The Company, Industry Segment, Geographic, and Customer Information:

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

     To achieve distribution, marketing, production, and technology advantages in Trimble's targeted markets, the Company currently manages itself within five segments:

     o Engineering and Construction -- Consists of products currently used by construction professionals in the field for positioning data collection, field computing, data management, and automated machine guidance and control. These products provide solutions for numerous construction applications, including surveying; general construction; site preparation and excavation; road and runway construction; and underground construction.

     o Agriculture -- Consists of products that provide key advantages in a variety of agriculture applications, primarily in the areas of precise land leveling, machine guidance, yield monitoring and variable-rate applications of fertilizers and chemicals.

     o Fleet and Asset Management -- Consists of products that enable end-users to monitor and manage their mobile and fixed assets by communicating location-relevant information from the field to the office. The Company offers a range of products that address a number of sectors of this market including truck fleets, security, telematics, public safety vehicles, and fixed asset data collection for a variety of governmental and private entities. This segment is an aggregation of the Company's Mapping and GIS operation and the Company's Mobile Solutions operation. The Mobile Solutions (Mobile Positioning and Communications) operation represents 5.5% and 2.7% of consolidated revenue in fiscal years 2000 and 2001. The Company has aggregated this business with its Mapping and GIS operation because of the strong similarities in customers, production process and distribution methods as well as complementary products.

     o Component Technologies -- Currently, the Company markets its component products through an extensive network of OEM relationships. These products include proprietary chipsets, modules and a variety of intellectual property. The applications into which end-users currently incorporate the Company's component products include: timing applications for synchronizing wireless and computer systems; in-vehicle navigation and telematics (tracking) systems; fleet management; security systems; data collection systems; and wireless handheld consumer products.

     o Portfolio Technologies -- The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of the total revenue of the Company. Consists of various markets that use accurate position, velocity, and timing information. These markets include the operations of the Military Advanced Systems division and Tripod Data Systems.

     Trimble evaluates each of these segment's performance and allocates resources based on profit and loss from operations before income taxes, and some corporate allocations.

     The accounting policies applied by each of the segments are the same as those used by Trimble in general.

     The following table presents revenues, operating income (loss), and identifiable assets for Trimble's five segments. The information includes the operations of the Spectra Precision Group after July 14, 2000, Tripod Data Systems after November 14, 2000 and Grid Data after April 2, 2001. Operating income (loss) is net revenue less operating expenses, excluding general corporate expenses, goodwill amortization, restructuring charges, nonoperating income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker views by segment are accounts receivable and inventory.


                           -------------------------------------------------------------------------------------------
                                                               Fiscal Year Ended
                                                               December 28, 2001
                           -------------------------------------------------------------------------------------------
                                                                 (in thousands)
                           -------------------------------------------------------------------------------------------

                            Engineering                   Fleet and      Component       Portfolio
                                and       Agriculture       Asset       Technologies    Technologies       Total
                            Construction                 Management
                           -------------------------------------------------------------------------------------------
External net revenue            $ 303,944    $ 24,632       $  57,678      $  58,083       $  30,955      $  475,292
Inter-segment net revenue           2,080           -               -              -          (2,080)              -
Operating income (loss)
   before corporate
   allocations                     51,625        (617)          4,810         10,882              803         67,503
Corporate allocations (1)               -           -               -              -                -              -
                              -----------   ----------     -----------   ------------      -----------    ------------
Operating income (loss)        $  51,625    $   (617)      $    4,810    $    10,882        $     803     $   67,503
                              -----------   ----------     -----------   ------------      -----------    ------------

Assets:
   Accounts receivable(2)     $   62,471    $   2,241      $   12,224    $    7,392         $   7,249     $   91,577
   Inventory                      37,246        2,513           4,118         2,490             5,463         51,830

                           -------------------------------------------------------------------------------------------
                                                               Fiscal Year Ended
                                                               December 29, 2000
                           -------------------------------------------------------------------------------------------
                                                                 (in thousands)
                           -------------------------------------------------------------------------------------------

                            Engineering                   Fleet and      Component       Portfolio
                                and       Agriculture       Asset       Technologies    Technologies       Total
                            Construction                 Management
                           -------------------------------------------------------------------------------------------
External net revenue            $ 195,150     $ 26,024       $  65,099      $ 60,230       $ 23,295       $ 369,798
Inter-segment net revenue               -            -               -             -              -               -
Operating income (loss)
   before corporate
   allocations                     43,937        4,254          15,211        14,850         (1,540)         76,712
Corporate allocations (1)         (15,120)      (2,724)         (8,232)       (4,788)        (2,687)        (33,551)
                               -----------   ----------     -----------   -----------     -----------    ------------
Operating income (loss)        $  28,817      $  1,530       $   6,979     $  10,062      $  (4,227)      $  43,161
                               -----------   ----------     -----------   ------------    -----------    ------------
Assets:
   Accounts receivable(2)      $  58,693      $  4,649       $  12,164     $  11,892      $    8,522      $  95,920
   Inventory                      39,146         1,774           5,775         2,360           8,074         57,129


                           -------------------------------------------------------------------------------------------
                                                               Fiscal Year Ended
                                                               December 31, 1999
                           -------------------------------------------------------------------------------------------
                                                                 (in thousands)
                           -------------------------------------------------------------------------------------------

                            Engineering                   Fleet and      Component       Portfolio
                                and       Agriculture       Asset       Technologies    Technologies       Total
                            Construction                 Management
                           -------------------------------------------------------------------------------------------
External net revenue            $ 108,536     $ 12,837       $  67,271      $ 58,660       $  24,060     $  271,364
Inter-segment net revenue               -            -               -             -               -              -
Operating income (loss)
   before corporate
   allocations                     37,223        2,407          14,677        15,055          (2,598)        66,764
Corporate allocations (1)         (16,067)      (2,204)         (8,108)       (5,261)         (3,422)       (35,062)
                               -----------   ----------     -----------   -----------     -----------    ------------
Operating income (loss)        $  21,156      $    203       $   6,569      $  9,794       $  (6,020)     $  31,702
                               -----------   ----------     -----------   -----------     -----------    ------------
Assets:
   Accounts receivable(2)      $  22,304      $  1,510       $  11,009      $  9,273       $   5,313      $  49,409
   Inventory                       6,653             2           2,180         2,392           5,208         16,435

---------------------------

(1) In fiscal 2001, the Company did not allocate corporate expenses to its individual business segments. In fiscal, 2000 and 1999, the Company determined the amount of corporate allocations charged to each of its segments based on a percentage of the segments' monthly revenue, gross profit, and controllable spending (research and development, sales and marketing, and general and administrative).

(2) As presented, accounts receivable excludes cash received in advance and reserves, which are not allocated between segments.


     The  following  are   reconciliations   corresponding   to  totals  in  the
accompanying consolidated financial statements:

                                                   December 28,    December 29,     December 31,
Fiscal Years Ended                                     2001            2000             1999
------------------------------------------------- --------------- ---------------- ---------------
(in thousands)
Operating income from continuing operations:
   Total for reportable divisions                    $ 67,503          $  43,161      $ 31,702
   Unallocated corporate expenses                     (65,598)           (16,942)      (11,241)
                                                     ---------        -----------     ---------
       Operating income from continuing operations   $ 1,905           $  26,219      $ 20,461
                                                     =========        ===========     =========


                                                 December 28,    December 29,
                                                    2001            2000
---------------------------------------------- --------------- ----------------
(in thousands)
Assets:
   Accounts receivable total for reportable
       segments                                    $  91,577    $       95,920
   Unallocated (1)                                   (19,897)          (12,320)
                                                   ----------   ---------------
       Total                                       $  71,680    $       83,600
                                                   ==========   ===============

   Inventory total for reportable segments         $  51,830    $       57,129
   Common inventory (2)                                  330             3,717
                                                   ----------   ---------------
       Total                                       $  52,160    $       60,846
                                                   ==========   ===============
--------------------------
(1)  Includes cash in advance and reserves that are not allocated by segment.
(2) Consists of inventory that is common between the segments. Parts can be used by more than one segment.

 The following table presents revenues by product groups.

                            December 28,     December 29,        December 31,
Fiscal Years Ended              2001             2000                1999
-------------------------- ----------------- ----------------- -----------------
(in thousands)

GPS products                    $274,439          $274,215         $ 271,364
Laser and optical products       186,948            93,879                 -
Other                             13,905             1,704                 -
                            ---------------- ------------------ ----------------
Total revenue                   $475,292          $369,798          $271,364
                            ================ ================== ================

     The geographic distribution of Trimble's revenues and identifiable assets is summarized in the table below. Other foreign countries include Canada and countries within South and Central America. Identifiable assets indicated in the table below exclude intercompany receivables, investments in subsidiaries, goodwill and intangibles assets.

                                                         Geographic Area
                                    -----------------------------------------------------------
                                                                                      Other
                                                        Europe/                      Foreign
                                           U.S.       Middle East       Asia        Countries     Eliminations      Total
-------------------------------------- ------------- -------------- ------------- -------------- ---------------- -----------
(In thousands)
Fiscal 2001
Sales to unaffiliated customers (1)     $ 236,665      $ 143,051        $ 54,710    $ 40,866      $        -        $475,292
Intergeographic transfers                  57,481         49,940           2,137           -        (109,558)              -
                                       ------------- -------------- ------------- -------------- ---------------- -----------
Total revenue                           $ 294,146      $ 192,991        $ 56,847     $ 40,866     $ (109,558)       $475,292
                                       ------------- -------------- ------------- -------------- ---------------- -----------
Identifiable assets                     $ 120,403      $  71,081        $ 10,048     $  3,829     $   (5,494)       $199,867

Fiscal 2000
Sales to unaffiliated customers (1)     $ 175,993      $ 103,455        $ 43,922     $ 46,428     $        -        $369,798
Intergeographic transfers                  65,117         12,108           8,320            -        (85,545)              -
                                       ------------- -------------- ------------- -------------- ---------------- -----------
Total revenue                           $ 241,110      $ 115,563       $  52,242     $ 46,428     $  (85,545)       $369,798
                                       ------------- -------------- ------------- -------------- ---------------- -----------
Identifiable assets                     $ 146,821      $  84,358       $  12,016     $  4,588     $   (6,274)       $241,509

Fiscal 1999
Sales to unaffiliated customers (1)     $ 131,395      $ 68,301        $  37,707     $ 33,961     $        -        $271,364
Intergeographic transfers                  56,024             -            1,480            -        (57,504)              -
                                       ------------- -------------- ------------- -------------- ---------------- -----------
Total revenue                           $ 187,419      $ 68,301        $  39,187     $ 33,961     $  (57,504)       $271,364
                                       ------------- -------------- ------------- -------------- ---------------- -----------
Identifiable assets                     $ 155,163      $ 16,119        $  10,550     $     92     $     (173)       $181,751

--------------------------------------
(1)  Sales attributed to countries based on the location of the customer.

     Transfers between U.S. and foreign geographic areas are made at prices based on total costs and contributions of the supplying geographic area. The Company's subsidiaries in Asia, except for Japan which is a buy/sell entity, have derived revenue from commissions from domestic operations in each of the periods presented. These commission revenues and expenses are excluded from total revenue and operating income (loss) in the preceding table. The Japanese entity's revenue and expenses are included in total revenue and operating income
(loss) in the preceding table.

     No single customer accounted for 10% or more of Trimble's total revenues in fiscal years 2001, 2000, and 1999.

NOTE 10 -- Restructuring Charges:

     Restructuring charges of $3.6 million were recorded in fiscal 2001, which related to severance costs. As a result of these actions, Trimble's headcount decreased in fiscal 2001 by 232 individuals. As of December 28, 2001, all of the restructuring charges except for approximately $80,000 have been paid. The remaining amounts are expected to be paid in fiscal 2002.

NOTE 11 - Long-term Debt:

     Trimble's long-term debt consists of the following:

                                                            December 28,           December 29,
                                                                2001                  2000
--------------------------------------------------------------------------------------------------
 (In thousands)
 Credit Facilities:
    Five Year Term Loan                                           $  61,300           $   100,000
    U.S. and Multi-Currency Revolving Credit Facility                40,000                62,000
 Subordinated note                                                   84,000                80,000
 Promissory notes                                                     5,189                 9,037
 Other                                                                   76                    25
                                                         -------------------    ------------------
                                                                    190,565               251,062
 Less current portion                                                63,468               113,721
                                                         -------------------    ------------------
 Noncurrent portion                                              $  127,097           $   137,341
                                                         ===================    ==================

     The  following  summarizes  the  Company's  future  repayment   obligations
(excluding interest):

                                                                                                          2006 and
December 28, 2001                         Total       2002       2003       2004      2005      2006       Beyond
----------------------------------------------------------------------------------------------------------------------
 (In thousands)
 Credit Facilities:
    Five Year Term Loan                   $ 61,300     $20,000   $24,000   $ 17,300      $ -    $     -        $    -
    U.S. and Multi-Currency
      Revolving Credit Facility             40,000     $40,000         -          -        -          -             -
 Subordinated note                          84,000           -         -     84,000        -          -             -
 Promissory notes                            5,189       3,392        84         91      101        110         1,411
 Other                                          76          76         -          -        -          -             -
                                       -------------------------------------------------------------------------------
Total contractual cash obligations        $190,565     $63,468  $ 24,084  $ 101,391    $ 101     $  110      $  1,411
                                       ===============================================================================

Credit Facilities

     In July 2000, Trimble obtained $200 million of senior, secured credit facilities (the "Credit Facilities") from a syndicate of banks to support the acquisition of the Spectra Precision Group and the Company's ongoing working capital requirements and to refinance certain existing debt. At December 28, 2001, Trimble has approximately $101 million outstanding under the Credit Facilities, comprised of $61.3 million under a $100 million five-year term loan, $30 million under a $50 million three-year U.S. dollar only revolving credit facility ("revolver"), and $10 million under a $50 million three-year multi-currency revolver. The Company has access to $60 million of cash under the terms of its three year revolver loans. The Company has commitment fees on the unused portion of 0.5% if the leverage ratio (which is defined as all outstanding debt, excluding the seller subordinated note, over Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is 2.0 or greater and 0.375% if the leverage ratio is less than 2.0.

     Pricing for any borrowings under the Credit Facilities was fixed for the first six months at LIBOR plus 275 basis points and is thereafter tied to a formula, based on the Company's leverage ratio. The weighted average interest rate under the Credit Facilities was 5.7% for the month of December 28, 2001.

     The Credit Facilities are secured by all material assets of the Company, subject to foreign tax considerations. If Trimble is able to achieve and maintain a leverage ratio (Debt/EBITDA) of 2.0x or less for four consecutive quarters, the security for the Credit Facilities will be released. Financial covenants of the Credit

Facilities include leverage, fixed charge, and minimum net worth tests. Should the Company default on one or more covenants, the Company will attempt to obtain either waivers or amendments to the Facilities.

     Two of the Company's financial covenants, minimum fixed charge coverage and maximum leverage ratios are sensitive to EBITDA. EBITDA is correlated to the Company's results of operations. Due to uncertainties associated with the downturn in the worldwide economy and other factors, future revenues by quarter are difficult to forecast. New cost cutting measures have been put in place by the management team; however, if revenues should decline at a higher rate than cost cutting measures on a quarter to quarter basis, the Company may violate the two above mentioned financial covenants.

Subordinated Note

     In July 2000, as part of the acquisition of the Spectra Precision Group, Trimble issued Spectra Physics Holdings USA, Inc. a subordinated seller note that has a stated two year maturity ($40 million was due in fiscal 2001 and $40 million in fiscal 2002). On March 20, 2002, the Company renegotiated the terms of the subordinated note and under the revised agreement, Spectra Physics Holdings, Inc., a subsidiary of Thermo Electron, will extend the term of the note until July 14, 2004, at the current interest rate of approximately 10.4% per year. As a result of the amendment, the outstanding balance of the note at December 28, 2001 of $84,000 was reclassified as long-term.

     In addition, on March 20, 2002, the Company used $21.2 million of net proceeds from its private placement to retire accrued interest and principal under the subordinated note, reducing the outstanding principal amount to $68.7 million. To the extent that interest and principal due on the maturity date becomes delinquent, an additional 4% interest rate per annum will apply. Currently, the note bears interest at a weighted average rate of 10.4%.

     The Credit  Facilities  allow  Trimble to repay the seller note at any time
(in part or in whole), provided that (a) Trimble's leverage ratio (Debt (excluding the seller note)/EBITDA) prior to such repayment is less than 1.0x and (b) after giving effect to such repayment Trimble would have (i) a leverage ratio (Debt (excluding any remaining portion of the seller note)/EBITDA) of less than 2.0x and (ii) cash and unused availability under the revolvers of the Credit Facilities of at least $35 million. The note, by its terms, is subordinated to the Credit Facilities.

Promissory Notes

     The promissory notes at the end of fiscal 2001 include a $3.3 million obligation to the former owners of ZSP Geodetic Systems GmbH, a subsidiary of Trimble, assumed by the Company when it acquired the Spectra Precision Group. The $3.3 million debt obligation has a stated maturity of September 2002 and bears interest at 6%.

     In addition, these notes include a $1.9 million promissory note arising from the purchase of a building for the Company's Corvallis, Oregon site. The note is payable in monthly installments through April 2015 bearing a variable interest rate (7.140% at December 28, 2001).

     The Company's weighted average cost of debt is approximately 8.0% for fiscal 2001 and 9.5% for fiscal 2000.

Note 12 - Lease Obligations and Commitments:

     Trimble's principal facilities in the United States are leased under noncancelable operating leases that expire at various dates through 2011. Trimble has options to renew certain of these leases for an additional five years. The Company also leases facilities under operating leases in the United Kingdom, Sweden and Germany that expire in 2005.

Future minimum payments required under noncancelable operating leases areas follows:

                                                 Operating
                                               Lease Payments
------------------------------------------- ---------------------------
(In thousands)

2002 *                                                       $   9,616
2003 *                                                           9,833
2004                                                             6,251
2005                                                             5,843
2006                                                               784
Thereafter                                                       2,089
                                                            ------------
Total                                                       $   34,416
                                                            ============

     Rent expense under operating leases was $13.1 million in fiscal 2001, $10.6 million in fiscal 2000 and $8.1 million in fiscal 1999.

     Fiscal 2002 and 2003 are net of sublease income of $3.1 million and $1.3 million, respectively.

Note 13 - Fair Value of Financial Instruments:

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the following information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the Company's financial instruments are held or issued for trading purposes. The carrying amounts and fair values of Trimble's financial instruments are as follows:

                                                      Carrying              Fair         Carrying          Fair
                                                       Amount               Value         Amount          Values
                                                  ------------------    ------------  -------------- ----------------
                                                          December 28, 2001                December 29, 2000
---------------------------------------------------------------------------------------------------------------------
  (In thousands)
Assets:
Cash and Cash equivalents (See Note 1)                       $ 31,078       $ 31,078        $40,876          $40,876
Forward foreign  currency  exchange  contracts (See
Note 6)                                                           191            191             50               50
Accounts Receivable                                            71,680         71,680         83,600           83,600

Liabilities:
Subordinated notes (See Note 11)                             $ 84,000       $ 81,290        $80,000          $69,698
Credit Facilities (See Note 11)                               101,300        101,300        162,000          162,000
Promissory notes (See Note 11)                                  5,189          4,958          9,037            7,876
Accounts Payable                                               21,494         21,494         26,448           26,448

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

     The fair value of forward foreign exchange contracts is estimated, based on quoted market prices of comparable contracts, and these contracts are adjusted to the fair value at the end of every month.

Note 14 - Income Taxes:

     Trimble's income tax provision consists of the following:

                                  December 28,    December 29,    December 31,
Fiscal Years Ended                   2001             2000            1999
---------------------------- ------------------ --------------- ----------------
(In thousands)

Federal:
      Current                        $-              $1,408         $1,089
      Deferred                        -                   -              -
                             ------------------ --------------- ----------------
                                     -                1,408          1,089
                             ------------------ --------------- ----------------

State:
      Current                       58                 144             196
      Deferred                       -                   -               -
                             ------------------ --------------- ----------------
                                    58                 144             196
                             ------------------ --------------- ----------------

Foreign:
       Current                     2,729               931             770
       Deferred                     (887)             (908)             18
                             ------------------ --------------- ----------------
                                   1,842                23             788
                             ------------------ --------------- ----------------
Income tax provision              $1,900           $ 1,575          $2,073
                             ================== =============== ================

     The domestic (loss) income from continuing operations before income taxes (including royalty income subject to foreign withholding taxes) was approximately ($29.3 million), $14.4 million and $19.7 million in fiscal years 2001, 2000 and 1999, respectively.

     The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

                                                        December 28,     December 29,    December 31, 1999
Fiscal Years Ended                                          2001             2000
----------------------------------------------------- ----------------- --------------- --------------------
(Dollars in thousands)
Expected tax from  continuing  operations  at 35% in
all years                                                  $   (7,557)        $5,516          $7,258

Operating loss not utilized (utilized)                          9,704         (5,115)         (6,176)

Foreign withholding taxes                                         115            141             299

Foreign tax rate differential                                    (970)           307             109

Goodwill amortization                                             747            370               -

Other                                                            (139)           356             583
                                                      ----------------- --------------- --------------------
Income tax provision                                        $   1,900        $ 1,575          $2,073
                                                      ================= =============== ====================
       Effective tax rate                                         (9%)           10%             10%
                                                      ================= =============== ====================

     The components of deferred taxes consist of the following:

                                                   December 28,     December 29,
                                                       2001             2000
------------------------------------------------------------------ -------------
(In thousands)

Deferred tax liabilities:
     Purchased intangibles                              $ 6,933       $ 8,230
    Other individually immaterial items                     300           288
                                                   --------------- -------------
           Total deferred tax liabilities                 7,233         8,518
                                                   --------------- -------------
Deferred tax assets:
   Inventory valuation differences                       11,741         8,836
   Expenses not currently deductible                      5,103         5,656
   Federal credit carryforwards                           7,300         8,686
   Deferred revenue                                         808         2,674
   State credit carryforwards                             5,377         4,725
   Warranty                                               2,596         2,455
   Depreciation                                           6,091         1,724
   Federal net operating loss (NOL) carryforward         11,086         1,028
   Other individually immaterial items                    1,147         2,751
                                                   --------------- -------------
Total deferred tax assets                                51,249        38,535

Valuation allowance                                     (50,974)      (37,861)
                                                   --------------- -------------
Total deferred tax assets                                   275           674
                                                   --------------- -------------
Total net deferred tax liabilities                   $   (6,958)      $(7,844)
                                                   =============== =============

     The federal NOL carryforwards listed above expire beginning in 2018. The federal credit carryforwards expire beginning in 2004. The state credit carryforwards do not expire.

     Valuation allowances reduce the deferred tax assets to that amount that, based upon all available evidence, is more likely than not to be realized. The valuation allowance increased by $13.1 million in 2001 and increased by $2.6 million in 2000. Approximately $11.9 million of the valuation allowance at December 28, 2001 relates to the tax benefits of stock option deductions, which will be credited to equity if and when realized.

Note 15 - Shareholder's Equity:

Common Stock

     On December 21, 2001, Trimble completed a private placement of 1,783,337 shares of its common stock at a price of $15.00 per share to certain qualified investors, resulting in gross proceeds of approximately $26.8 million to the Company. On January 15, 2002, Trimble had a second closing of the private placement issuing 1,280,004 shares of common stock at $15.00 per share resulting in gross proceeds of an additional $19.2 million.

1993 Stock Option Plan

     In 1992, Trimble's Board of Directors adopted the 1993 Stock Option Plan ("1993 Plan"). The 1993 Plan, as amended to date and approved by shareholders, provides for the granting of incentive and nonstatutory stock options for up to 6,375,000 shares of Common Stock to employees, consultants and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 1993 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The exercise price of nonstatutory stock options issued under the 1993 Plan must be at least 85% of the fair market value of Common Stock on the date of grant. As of December 28, 2001, options to purchase 4,297,981 shares were outstanding, and 436,348 shares were available for future grant under the 1993 Plan.

1990 Director Stock Option Plan.

     In December 1990, Trimble adopted a Director Stock Option Plan under which an aggregate of 380,000 shares of Common Stock have been reserved for issuance to non-employee directors as approved by the shareholders to date. At December 28, 2001, options to purchase 198,333 shares were outstanding and 60,416 shares were available for future grants under the Director Stock Option Plan.

1992 Management Discount Stock Option Plan.

     In 1992, Trimble's Board of Directors approved the 1992 Management Discount Stock Option Plan ("Discount Plan"). Under the Discount Plan, 300,000 nonstatutory stock options were reserved for grant to management employees at exercise prices that may be significantly discounted from the fair market value of Common Stock on the dates of grant. Options are generally exercisable six months from the date of grant. As of December 28, 2001, there were 4,974 shares available for future grants. For accounting purposes, compensation cost on these grants is measured by the excess over the discounted exercise prices of the fair market value of Common Stock on the dates of option grant. There were no discounted options granted in the plan in fiscal 2001, 2000 and 1999. As of December 28, 2001, options to purchase 125,000 shares were outstanding under the 1992 Management Discount Stock Option Plan.

1988 Employee Stock Purchase Plan.

     In 1988, Trimble established an employee stock purchase plan under which an aggregate of 3,150,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. In fiscal 2001 and 2000, 208,154 shares and 131,657 shares, respectively, were issued under the plan for aggregate proceeds to the Company of $3.1 million and $1.2 million, respectively. At December 28, 2001, the number of shares reserved for future purchases by eligible employees was 545,812.

SFAS 123 Disclosures

     As stated in Note 1, Trimble has elected to follow APB 25 and related interpretations in accounting for its employee stock options and stock purchase plans. The alternative fair value accounting provided for under SFAS 123 requires use of option pricing models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Trimble's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123 and has been determined as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan using the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2001, 2000 and 1999:

                                            December 28,     December 29,     December 31,
                                                2001             2000             1999
                                           ---------------- --------------- -----------------
Expected dividend yield                              -                -               -
Expected stock price volatility                  69.59%          66.41%            59.58%
Risk free interest rate                           4.15%           6.21%             6.34%
Expected life of options after vesting             1.20            1.22              1.21

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, and the estimated fair value of purchases under the employee stock purchase plan is expensed in the year of purchase. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure of future years. Trimble's pro forma information is as follows:

                                                      December 28,     December 29,   December 31, 1999
Fiscal Years Ended                                        2001             2000
--------------------------------------------------- ----------------- --------------- ------------------
(Dollars in thousands)
Net income (loss) - as reported                           $ (22,879)         $14,185            $21,593

Net income (loss) - proforma                              $ (35,597)         $ 5,898            $16,377

Basic income (loss) per share - as reported               $   (0.93)         $  0.60            $  0.96

Basic income (loss) per share - proforma                  $   (1.44)         $  0.25            $  0.73

Diluted income (loss) per share - as reported             $   (0.93)         $  0.55            $  0.95

Diluted income (loss) per share - proforma                $   (1.44)         $  0.23            $  0.72

     Exercise prices for options outstanding as of December 28, 2001, ranged from $8.00 to $51.69. The weighted average remaining contractual life of those options is 7.49 years. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information in respect of options outstanding:

                                                                                            Currently exercisable
                                                                                    ---------------------------------------
                                                  Total           Weighted-average                       Weighed-average
                              Number        Weighted-average          Remaining             Number         Exercise price
         Range            (in thousands)     Exercise price       contractual life      (in thousands)
------------------------- ---------------- -------------------- ---------------------- ----------------- --------------------
$8.0000  - $8.3125                493,673              $8.0401                   7.07           273,704              $8.0427
$8.3700  - $10.1250               488,077              $9.5614                   4.61           370,785              $9.5164
$10.6875 - $11.9375               528,049             $11.7003                   7.35           248,201             $11.6736
$12.0000 - $15.3750               491,852             $14.1806                   5.14           455,663             $14.2705
$15.4500 - $17.1500               573,750             $16.6946                   9.36            41,696             $17.0605
$17.4700 - $17.4700               488,188             $17.4700                   9.53                 -            $ 0.00000
$17.5000 - $19.5000               477,223             $18.4347                   6.83           293,025             $18.2598
$19.5625 - $34.1250               338,922             $24.7012                   8.16           122,867             $25.1293
$41.1250 - $41.1250               712,753             $41.1250                   8.65           190,292             $41.1250
$51.6875 - $51.6875                33,100             $51.6875                   8.55             9,893             $51.6875
------------------------- ----------------    -----------------  --------------------  ----------------   -------------------
$8.0000 - $51.6875              4,625,587             $19.0437                   7.49         2,006,126             $16.2584

Activity during fiscal 2001, 2000, and 1999 under the combined plans was as follows:

                                          December 28, 2001             December 29, 2000           December 31, 1999
                                    ------------------------------- --------------------------- ---------------------------
                                                    Weighted average                Weighted                    Weighted
                                                     exercise price                 average                      average
Fiscal Years Ended                       Options                      Options    exercise price   Options    exercise price
-------------------------------------- ------------ ----------------- ---------- --------------- ----------- ----------------
(In  thousands,  except for per share
data)
Outstanding at beginning of year             4,260            $19.09      4,009          $12.36       3,026           $13.64
     Granted                                 1,070             17.08      1,379           34.39       1,813            10.22
     Exercised                               (291)             12.91      (706)           13.08       (135)            11.64
     Cancelled                               (418)             18.55      (422)           15.51       (695)            14.03
                                        ------------                   ----------                 -----------
Outstanding at end of year                   4,621            $19.04      4,260          $19.07       4,009           $12.36

Exercisable at end of year                   2,006            $16.26      1,429          $12.94       1,334           $13.68

Weighted-average    fair   value   of
options granted during year                                    $9.58                     $19.04                        $5.51

Non-statutory Options.

     On May 25, 2000, Trimble entered into an agreement to grant a non-statutory option to purchase up to 40,000 shares of common stock at an exercise price of $13.44 per share. On October 29, 2001, the non-statutory option holder exercised their rights to acquire 10,090 shares of common stock at an effective price of $13.44 per share based on netting provisions, with no net proceeds to the Company.

     On May 3, 1999, Trimble entered into an agreement to grant a non-statutory option to purchase up to 30,000 shares of common stock at an exercise price of $9.75 per share, with an expiration date of March 29, 2004.

     As of December 28, 2001, these non-statutory options have not been exercised.

Warrants.

     On May 31, 2001, a warrant holder exercised their rights to acquire 400,000 shares of common stock at an effective price of $10.95 per share for aggregate net proceeds to the Company of $4.4 million.

     On December 21, 2001, Trimble granted five-year warrants to purchase an additional 356,670 shares of common stock at an exercise price of $19.475. These warrants were granted as part of a private placement of the Company's common stock.

     On January 15, 2002, in connection with the second closing of the December 21, 2001 private placement, Trimble granted five-year warrants to purchase an additional 256,002 shares of common stock, subject to certain adjustments, at an exercise price of $19.475 per share. Common Stock Reserved for Future Issuances.

     As of December 28, 2001, Trimble had reserved 6,025,534 common shares for issuance upon exercise of options and warrants outstanding and options available for grant under the 1993 Plan, the 1990 Director Plan, and the Discount Plan, and available for issuance under the 1988 Employee Stock Purchase Plan.

Note 16 - Benefit Plans:

401(k) Plans:

     Under Trimble's 401(k) Plan, U.S. employee participants may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Trimble Fund sold net 3,608 shares of Common Stock for an aggregate of $113,000 in fiscal 2001. Trimble, at its discretion, matched individual employee 401(k) Plan contributions up to $100 per month for the first six months of fiscal 2001. Trimble changed its discretionary match effective July 1, 2001, to fifty cents of every dollar that the employee contributes to the plan up to 5% of the employee's annual salary to an annual maximum of $2,500. Trimble's matching contributions to the 401(k) Plan were $1.2 million in fiscal 2001, $0.8 million in fiscal 2000 and $1.0 million in fiscal 1999. Certain of the Company's subsidiaries participate in a 401(k) Plan in which the Company matched fifty cents of every dollar that the employee contributes to the plan up to 5 % of the employees annual contribution for the first six months of fiscal 2001. From July 1, 2001 they matched Fifty cents of every dollar that the employee contributes to the plan up to 5% of the employee's annual salary to an annual maximum of $2,500. During fiscal 2001, the Company contributed $0.5 million to the plan. The Company's Tripod Data Systems subsidiary matches one dollar for every three dollars that the employee puts into the plan up to 8% of their annual salary through December 5, 2001. As of December 5, 2001, employees of Tripod Data Systems were converted over to the Trimble plan. Through December 5, 2001, the Company contributed $67,000 to this plan. Certain of the Company's subsidiaries merged into the Trimble 401(k) plan on March 9, 2002.

Profit-Sharing Plan:

     In 1995, Trimble introduced an employee profit-sharing plan in which all employees, excluding executives and certain levels of management, participate. The plan distributes to employees approximately 5% of quarterly income before taxes. Payments under the plan during fiscal 2001, 2000 and 1999 were $0.9 million, $2.1 million, and $1.2 million, respectively.

Defined Contribution Pension Plans:

     Certain of the Company's subsidiaries participate in European state sponsored pension plans. Contributions are based on specified percentages of employee salaries. For these plans, the Company contributed and charged to expense $40,000 as of December 28, 2001 and $275,000 from July 14, 2000 through December 29,2000.

Defined Benefit Pension Plan:

     The Company's Swedish and German subsidiaries have an unfunded defined benefit pension plan that covered substantially all of its full-time employees through 1993. Benefits are based on a percentage of eligible earnings. The employee must have had a projected period of pensionable service of at least 30 years as of 1993. If the period was shorter, the pension benefits were reduced accordingly. Active employees do not accrue any future benefits; therefore, there is no service cost and the liability will only increase for interest cost.

     Net periodic benefit costs in fiscal 2001 were not material.

     The fair value of the plan assets were as follows:

                                                  December 28,      December 29,
                                                      2001              2000
--------------------------------------------------------------------------------
(In thousands)

Fair value of plan assets at beginning of year       $ 465               $ 404
Actual return on plan assets                            56                  63
Employer contribution                                    -                   -
Plan participants' contributions                        33                  30
Benefits paid                                            -                   -
Translation adjustment                                (51)                (32)
                                                -------------- -----------------
Fair value of plan assets at end of year             $ 503               $ 465
                                                ============== =================

     The Company's defined benefit plan activity was as follows:

                                                   December 28,     December 29,
                                                      2001              2000
--------------------------------------------------------------------------------
(In thousands)

Change in Benefit Obligation:
  Benefit obligation at beginning of year           $  4,811        $    3,927
   Interest Cost                                         134               233
   Translation adjustment                              (312)                15
   Actuarial (gain) loss                                  73                 -
                                               --------------- ----------------
Benefit obligation at end of year                    $ 4,706        $    4,175

Unrecognized Prior Service Cost                            -                 -
Unrecognized Net Actuarial Gain                            -                 -
                                               -------------- -----------------
Accrued Pension Costs (included in accrued
    liabilities)                                     $ 4,706        $    4,175
                                               ============== =================

     Actuarial assumptions used to determine the net periodic pension costs for the year ended December 28, 2001 were as follows:

                                Swedish Subsidiary      German Subsidiaries
                               ----------------------- ----------------------
Discount Rate                             5.5%                  6.25%
Rate of Compensation Increase             2.5%                   1.5%

Note 17 - Earnings Per Share:

     The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential Common Stock.

                                                     December 28,     December 29,    December 31,
Fiscal Years Ended                                       2001             2000            1999
--------------------------------------------------- ---------------- --------------- ---------------
(In thousands, except per share data)
Numerator:
  Income available to common shareholders:
    Used in basic and diluted income (loss)
       per share from continuing operations             $  (23,492)       $  14,185       $  18,662
    Used in basic and diluted income
       per share from discontinued operations                  613                -           2,931
                                                        ------------      ---------      ----------
    Used in basic and diluted income (loss)
       per share                                        $  (22,879)       $  14,185       $  21,593
                                                        ===========       =========       =========


Denominator:
  Weighted-average number of common shares
      used in based income (loss) per share                                  23,601          22,424
                                                        24,727

   Effect of dilutive securities(using Treasury
      stock method):
      Common stock options                                 -                  2,098             382
      Common stock warrants                                -                    277              46
                                                       ------------       ---------      ----------
  Weighted-average number of common shares
      and dilutive potential common shares used
      in diluted income (loss) per share                    24,727           25,976          22,852
                                                       ===========        =========       =========

Basic income (loss) per share from continuing
  operations                                             $   (0.95)        $   0.60        $   0.83
Basic income per share from discontinued
   operations                                                 0.02                -            0.13
                                                       ------------       ---------      ----------
Basic income (loss) per share                            $   (0.93)       $    0.60        $   0.96
                                                       ============       =========       =========

Diluted income (loss) per share from
  continuing operations                                  $   (0.95)        $   0.55        $   0.82
Diluted  income per share from discontinued
   operations                                                 0.02                -            0.13
                                                       ------------       ---------      ----------
Diluted income (loss) per share                          $   (0.93)       $    0.55        $   0.95
                                                       ============       =========       =========

     Options and warrants were not included in the computation of earnings per share in 2001 because the Company reported a net loss in fiscal 2001. If Trimble had reported net income in 2001, additional 938,000 common equivalent shares related to outstanding options and warrants would have been included in the calculation of diluted loss per share.

Note 18 - Comprehensive Income (Loss):

     The components of other comprehensive income (loss), net of related tax as follows:

                                        December 28,  December 29,  December 31,
Fiscal Years Ended                          2001          2000          1999
--------------------------------------------------------------------------------
(In thousands)

Cumulative foreign currency translation
   adjustments                           $   (9,766)   $  (8,045)     $   (107)
Net loss on interest rate swap                 (203)           -             -
Net unrealized gain (loss) on investments        16          123      $   (142)
                                         -----------   ----------     ---------
   Other comprehensive income (loss)     $   (9,953)   $  (7,922)     $   (249)
                                         ===========   ==========     =========

     Accumulated other comprehensive income (loss) on the consolidated balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss), net of related tax as follows:

                                                         December 28,       December 29,
                                                             2001               2000
------------------------------------------------------------------------- -----------------
(In thousands)
Cumulative foreign currency translation adjustments    $       (18,729)   $        (8,963)
Net loss on interest rate swap                                    (203)                 -
Net unrealized gain on investments                                  16                  -
                                                       ------------------ -----------------
   Accumulated other comprehensive loss                $       (18,916)   $        (8,963)
                                                       ================== =================

Note 19 - Related-Party Transactions:

Related-Party Lease

     The Company currently leases office space in Ohio from an association of three individuals, two of whom are employees of one of the Company's U.S. operating units, under a noncancelable operating lease arrangement expiring in 2011. The annual rent is $345,000 and is subject to adjustment based on the terms of the lease. The Consolidated Statements of Operations include expenses from this operating lease of $345,405 for fiscal 2001 and $172,702 for fiscal 2000.


Related -Party Notes Receivable

     The Company has notes receivable from officers and employees of $955,000 as of December 28, 2001 and $1.3 million as of December 29, 2000. The notes bear interest from 4.75% to 6.62% and have an average remaining life of 3 years.

Note 20 - Statement of Cash Flow Data:

                                                       December 28, 2001   December 29, 2000    December 31,
Fiscal Years Ended                                                                                  1999
------------------------------------------------------ ------------------ -------------------- ----------------
(In thousands)

Supplemental disclosure of cash flow information:
Interest paid                                             $ 17,363             $  9,037            $ 3,391
                                                          --------             --------            -------
Income taxes paid                                         $    825             $  3,835            $  866
                                                          --------             --------            -------

Note 21 - Litigation:

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

     In November 2001, Qualcomm Inc. filed a lawsuit against the Company in the Superior Court of the State of California. The complaint alleges claims for an unspecified amount of money damages arising out of Qualcomm's perceived lack of assurances in early 1999 that the Company's products purchased by Qualcomm would work properly after a scheduled week number rollover event that took place in August, 1999. Qualcomm is the only customer to make a claim against the Company based on the week number rollover event.

     In the opinion of management, the resolutions of the foregoing lawsuits are not expected to have a material adverse effect on the overall financial position of the Company. However, depending on the amount and timing, an unfavorable resolution in any one of these matters could materially affect the Company's future operations or cash flow in a particular period.

     The Company is also a party to other disputes incidental to its business. The Company believes that the ultimate liability of the Company as a result of such disputes, if any, would not be material to its overall financial position, results of operations, or liquidity.

Note 22 - Selected Quarterly Financial Data (unaudited):

                                                 First           Second            Third           Fourth
                                                Quarter          Quarter          Quarter          Quarter
------------------------------------------- ---------------- ---------------- ---------------- ----------------
(In thousands, except per share data)
Fiscal 2001
     Total revenue                               $ 117,863        $ 133,587        $ 117,437        $ 106,405
     Gross margin                                   57,500           65,531           60,315           53,889
     Net loss from continuing  operations          (11,587)          (1,974)          (2,686)          (7,245)
     Net income from discontinued
       operations                                        -                -                -              613
     Net loss                                      (11,587)          (1,974)          (2,686)          (6,632)

     Basic net  loss per share from
        continuing operations                    $   (0.48)       $   (0.08)       $   (0.11)       $   (0.28)
     Basic net  income per share from
        discontinued operations                         -                -                -              0.02
                                            ---------------- ---------------- ---------------- ----------------
     Basic net loss per share                    $   (0.48)       $   (0.08)       $   (0.11)       $   (0.26)
                                            ================ ================ ================ ================

     Diluted net loss per share from
        continuing operations                    $   (0.48)       $   (0.08)       $   (0.11)       $   (0.28)
     Diluted net income per share from
        discontinued operations                          -                -                -             0.02
                                            ---------------- ---------------- ---------------- ----------------
     Diluted net loss per share                  $   (0.48)       $   (0.08)       $   (0.11)       $   (0.26)
                                            ================ ================ ================ ================

Fiscal 2000
     Total revenue                               $ 65,140         $ 71,264         $ 109,227        $ 124,167
     Gross margin                                  37,045           41,885            55,932           61,699
     Net income (loss)                              8,712           12,357            (4,268)          (2,616)
                                            ---------------- ---------------- ---------------- ----------------
     Basic net income (loss) per share           $   0.38         $   0.53         $   (0.18)       $   (0.11)
                                            ================ ================ ================ ================
                                            ---------------- ---------------- ---------------- ----------------
     Diluted net income (loss) per share         $   0.35         $   0.48         $   (0.18)       $   (0.11)
                                            ================ ================ ================ ================

     Significant quarterly items include the following: (i) in the first quarter of 2001 a $2.0 million charge or $0.08 per diluted share relating to loss on sale of Air Transport business and the exiting of certain product lines; (ii) in the second quarter of 2001 a $0.9 million charge, or $0.04 per diluted share relating to work force reduction; and $0.2 million in income or $0.01 per diluted share relating to a gain on the sale of a minority investment; (iii) in the third quarter of 2001 a $0.4 million charge, or $0.01 per diluted share relating to work force reduction; (iv) in the fourth quarter of 2001 a $0.5 million charge, or $0.02 per diluted share relating to work force reduction; a $0.1 million gain, or $0.01 per diluted share on sale of business; and a $0.1 million charge, or $0.01 per diluted share relating to the write-down of an investment.

     Significant quarterly items include the following: (i) in the third quarter of 2000, net income includes an $2.9 million charge, or $0.11 per diluted share, for an inventory purchase accounting adjustment; a $1.1 million charge, or $0.05 per diluted share relating to a debt extinguishment; a $0.7 million charge, or $0.03 per diluted share for relocation costs related to opening a new office in Boulder, Colorado; and $1.0 million in income, or $0.04 per diluted share relating to a gain on the sale of a minority investment; (ii) in the fourth quarter of 2000, net income includes a $1.7 million charge, or $0.07 per diluted share, for an inventory purchase accounting adjustment; $0.3 million, or $0.01 per diluted share, of a gain on the sale of a minority investment; and a $0.2 million charge, or $0.01 per diluted share, of relocation costs related to opening a new office in Boulder, Colorado.

Note 23 - Subsequent Event:

     On March 20, 2002, the Company used $21.2 million of net proceeds from its private placement to retire accrued interest and principal under its subordinated note with Spectra Physics Holdings, Inc., a subsidiary of Thermo Electron, reducing the outstanding principal amount to $68.7 million. In addition, the Company renegotiated the terms of the subordinated note. Under the revised agreement, the maturity of the note was extended until July 14, 2004, at the current interest rate of approximately 10.4% per year. In connection with the amendment, on March 20, 2002, the Company agreed to issue to Thermo Electron a five-year warrant to purchase 200,000 shares of Trimble's common stock at an exercise price of $15.11. Under the terms of the agreement, beginning on July 14, 2002, Trimble will also issue five-year warrants to purchase 250 shares of common stock on a quarterly basis for every $1 million of principal and interest outstanding until the note is paid off. These warrants will be exercisable at a price equal to Trimble's closing price on the last trading day of each quarter. Under the five-year warrant, the total number of warrants issued will not exceed 376,233 shares.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders, Trimble Navigation Limited

     We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of December 28, 2001 and December 29, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule, based on our audits.

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

     In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at December 28, 2001 and December 29, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        /s/ Ernst & Young LLP



Palo Alto, California
January 25, 2002, except for the paragraphs under the caption "Subordinated Note" of Note 11 and Note 23, as to which the date is March 20, 2002

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

Board of Directors

     The names of the current members of the Company's Board of Directors and certain information about them, are set forth below:

Name of Board Member       Age                     Principal Occupation                      Director Since
-----------------------   ---------  -----------------------------------------------------   ---------------
Steven W. Berglund             50    President and Chief Executive Officer of the Company         1999
Robert S. Cooper               70    President, Chief Executive Officer and Chairman of the       1989
                                        board of directors of Atlantic Aerospace
                                        Electronic Corporation, Chairman of the Board of
                                        Directors of the Company
John B. Goodrich               60    Business Consultant                                          1981
William Hart                   61    Venture Capital Investor and Business Consultant             1984
Ulf J. Johansson               56    Chairman and Founder of Europolitan Holdings AB              1999
Bradford W. Parkinson          67    Professor at Stanford University and current                 1984
                                          consultant to the Company


Steven W. Berglund joined the Company as President and Chief Executive Officer in March 1999. Mr. Berglund was elected to the Company's Board of Directors at the Annual Meeting of Shareholders held in June of 1999. Mr. Berglund has experience in engineering, manufacturing, finance, and global operations. Prior to joining the Company, Mr. Berglund was president of Spectra Precision, Inc., a subsidiary of Spectra-Physics. Spectra Precision had global revenue of approximately $200 million and developed and manufactured surveying instruments, laser based construction instruments, and machine control systems. During his fourteen years with Spectra-Physics, which was a pioneer in the development of lasers, Mr. Berglund held a variety of positions that included four years based in Europe. Prior to Spectra-Physics, Mr. Berglund spent a number of years at Varian Associates in Palo Alto, California where he held a number of planning and manufacturing roles. Mr. Berglund began his career as a process engineer at Eastman Kodak in Rochester, New York. Mr. Berglund attended the University of Oslo and the University of Minnesota where he received a B.S. degree in Chemical Engineering in 1974 and received his M.B.A. from the University of Rochester in 1977.

Robert S. Cooper was appointed Chairman of the Company's Board of Directors in August 1998. Dr. Cooper has served as a Director of the Company since April 1989. Since 1985, Dr. Cooper has been president, chief executive officer, and chairman of the board of directors of Atlantic Aerospace Electronics Corporation, an aerospace company. Dr. Cooper also serves on the board of directors of BAE Systems North America. From 1981 to 1985, he was Assistant Secretary of Defense for Research and Technology and simultaneously held the position of Director for the Defense Advanced Research Projects Agency (DARPA). Dr. Cooper received a B.S. degree in Electrical Engineering from State University of Iowa in 1954, a M.S. degree in Electrical Engineering from Ohio State University in 1958, and a Doctor of Science in Electrical Engineering from the Massachusetts Institute of Technology in 1963.

John B. Goodrich has served as a Director of the Company since January 1981. Mr. Goodrich retired from the law firm of Wilson Sonsini Goodrich & Rosati, where he practiced from 1970 until February of 2002. Mr. Goodrich serves on the boards of several privately held corporations in high technology businesses and as a business consultant. Mr. Goodrich received a B.A. degree from Stanford University in 1963, a J.D. from the University of Southern California in 1966, and a L.L.M. in Taxation from New York University in 1970.

William Hart has served as a Director of the Company since December 1984. Mr. Hart has been a venture capitalist in the area of information technology for 22 years. He was the founder of Technology Partners, a venture capital management firm based in Palo Alto, California. Before founding Technology Partners in 1980, Mr. Hart was a senior officer and director of Cresap, McCormick and Paget, management consultants. He previously held positions in field marketing and manufacturing planning with IBM Corporation. Mr. Hart has served on the boards of directors of numerous public and privately held technology companies. Mr. Hart received a Bachelor of Management Engineering degree from Rensselaer Polytechnic Institute in 1965 and a M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College in 1967.

Ulf J. Johansson has served as a Director of the Company since December 1999. Dr. Johansson is a Swedish national with a distinguished career in communications technology. He is a founder and chairman of Europolitan Holdings AB, a GSM mobile telephone operator in Sweden. Dr. Johansson currently serves as chairman of Frontec AB, an eBusiness consulting company, Zodiak Venture AB, a venture fund focused on information technology, and the University Board of Royal Institute of Technology in Stockholm. Dr. Johansson also currently serves on the board of directors of Novo Nordisk A/S, a Danish pharmaceutical/life science company as well as several privately held companies. Dr. Johansson formerly served as president and chief executive officer of Spectra-Physics, and executive vice president at Ericsson Radio Systems AB. Dr. Johansson received a Master of Science in Electrical Engineering, and a Doctor of Technology (Communication Theory) from the Royal Institute of Technology in Sweden.

Bradford W. Parkinson has served as a Director of the Company since 1984, and as a consultant to the Company since 1982. Dr. Parkinson served as the Company's President and Chief Executive Officer from August 1998 through March 1999. From 1980 to 1984 he was group vice president and general manager for Intermetrics, Inc. where he directed five divisions. He also served as president of Intermetrics' industrial subsidiary, PlantStar. In 1979, Dr. Parkinson served as group vice president for Rockwell International directing business development and advanced engineering. Currently, Dr. Parkinson is the Edward C. Wells Endowed Chair professor (emeritus) at Stanford University and has been a Professor of Aeronautics and Astronautics at Stanford University since 1984. Dr. Parkinson has also directed the Gravity Probe-B spacecraft development project at Stanford University, sponsored by NASA, which is the largest program delegated by NASA to a university and has been program manager for several Federal Aviation Administration sponsored research projects on the use of Global Positioning Systems for navigation. Dr. Parkinson was on leave of absence from Stanford University while serving as the Company's President and Chief Executive Officer. Dr. Parkinson received a B.S. degree from the U.S. Naval Academy in 1957, a M.S. degree in Aeronautics/Astronautics Engineering from Massachusetts Institute of Technology in 1961 and a Ph.D. in Astronautics Engineering from Stanford University in 1966.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities during fiscal year 2001 to file reports of initial ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on its review of the copies of such forms received by it and on written representations from its officers and directors and certain other reporting persons that no Forms 5 were required for such persons, the Company believes that, during the last fiscal year ended December 28, 2001, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with on a timely basis.

Item 11. Executive Compensation

     The following table sets forth the compensation, including bonuses, for each of the Company's last three fiscal years ending December 28, 2001 paid to
(i) all persons who served as the Company's Chief Executive Officer during last completed fiscal year, and (ii) the four other most highly compensated executive officers of the Company.

                           Summary Compensation Table

                                                                                Long-term
                                                  Annual Compensation(1)     Compensation(2)
                                                  ------------------------   ----------------
                                                                               Securities
                                                                               Underlying         All Other
                                                  Salary        Bonus            Options         Compensation
Name and Principal Position             Year       ($)           ($)               (#)             (3) ($)
----------------------------------      ----      --------  ---------------  -----------------  -----------------
Steven W. Berglund (4)                  2001       440,000   166,523 (5)           25,000          97,298 (6)
    President and Chief Executive
    Officer                             2000       400,000   154,500 (7)                -         101,192 (8)
                                        1999       320,000         0              400,000 (9)     137,016 (10)

Mary Ellen Genovese                     2001       243,202    40,266 (11)          40,000           2,658 (12)
    Chief Financial Officer and         2000       183,574    74,726 (13)          90,000 (14)      2,592 (15)
    Vice President Finance              1999       180,366         0               26,000           1,939 (16)


Ronald C. Hyatt (17)                    2001       222,115    36,495(18)                            1,000
    Senior Vice President and
    General                             2000       260,637   102,264 (19)           5,000           1,200
    Manager, Agriculture Division       1999       250,000         0                    0           1,200

Karl G. Ramstrom (20)                   2001       206,934         0               35,000         131,850 (21)
    Senior Vice President and
    General                             2000        85,254         0               80,000 (22)     35,000 (23)
    Manager, E and C Division           1999             -         -                 -                  -

Dennis L. Workman                       2001       200,070    41,414 (24)          25,000           2,073
    Vice President and General
    Manager,                            2000       197,359    62,402 (25)          10,000           1,200
    Component Technologies Division     1999       175,934         0               20,000           1,200
------------------------------------------

(1)   Compensation deferred at the election of executive is included in the category and in the year earned
(2)   The Company has not issued stock appreciation rights or restricted stock awards. The Company has no "long-term incentive plan" as the term is defined in the applicable rules.
(3)   Includes amounts contributed by the Company pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, for the periods in which they accrued. All full-time employees are eligible to participate in the
      Company's 401(k) plan.
(4)   Mr. Berglund has served as the Company's President and Chief Executive Officer since March 1999.
(5)   Represents a performance bonus earned for 2000, which was paid to Mr. Berglund during the 2001 year.
(6)   Includes $95,840 as the portion of a loan,  including  related accrued  interest,  that was forgiven by the Company during the year. The loan was originally made in connection with hiring Mr. Berglund for the purpose of assisting him with relocating to California and obtaining a primary residence. See "Certain Relationships and Related
      Transactions" in Item 13. Also includes $1,458 paid by the Company for fitness center dues provided to Mr. Berglund.


(7)   Represents a performance bonus earned for 1999, which was paid to Mr. Berglund during the 2000 year.
(8)   Includes $99,800 as the portion of a loan, including related accrued interest, that was forgiven by the Company during the year. The loan was originally made in connection with hiring Mr. Berglund for the purpose of assisting him with relocating to California and obtaining a primary residence. See "Certain Relationships and Related Transactions" presented in Item 13. Also includes $1,392 paid by the Company for fitness center dues provided to Mr. Berglund.
(9)   Mr. Berglund  received a  one-time  grant of an option to  purchase  400,000  shares in  connection  with  being  hired as the
      Company's President and Chief Executive Officer.
(10)  Includes $42,333 as the portion of a loan, including related accrued interest, that was forgiven by the Company during the year and $93,479 of relocation costs paid by the Company in connection with the hiring of Mr.
      Berglund. The loan was originally made in connection with hiring Mr.
      Berglund for the purpose of assisting him with relocating to California and obtaining a primary residence. See "Certain Relationships and Related
      Transactions" presented in Item 13. Also includes $1,204 paid by the
      Company for fitness center dues provided to Mr. Berglund.
(11)  Represents a performance bonus earned for 2000, which was paid to Mrs. Genovese during the 2001 year.
(12)  Includes $1,458 paid by the Company for fitness center dues provided to Mrs. Genovese.
(13)  Includes $61,326 as a performance bonus earned for 1999, which was paid to Mrs. Genovese during the 2000 year.
(14)  Ms.  Genovese  received a one-time  grant of an option to purchase  90,000  shares in  connection  with her  promotion  to the
      Company's Chief Financial Officer.
(15)  Includes $1,392 paid by the Company for fitness center dues provided to Mrs. Genovese.
(16)  Includes $739 paid by the Company for fitness center dues provided to Mrs. Genovese.
(17)  Mr. Hyatt retired as an executive officer of the Company  effective  February 2002 but has agreed to remain as a consultant to the Company through June 2002.
(18)  Represents a performance bonus earned for 2000, which was paid to Mr. Hyatt during the 2001 year.
(19)  Includes $83,960 as a performance bonus earned for 1999 which was paid to Mr. Hyatt during the 2000 year.
(20)  Mr. Ramstrom has served as the Company's  Senior Vice President and General  Manager,  Engineering and  Construction  Division
      since July 14, 2000.
(21)  Includes  $125,000 paid by the Company to a Swedish  pension fund provided to Mr.  Ramstrom and $6,850 paid to Mr. Ramstrom as an auto allowance.
(22)  Mr. Ramstrom received a one-time grant of an option to purchase 80,000 shares in connection with being hired as the Company's Senior Vice
      President and General Manager, Engineering and Construction Division.
(23)  Includes $35,000 paid by the Company to a Swedish pension fund provided to Mr. Ramstrom.
(24)  Includes $21,397 as a performance bonus earned for 2000 which was paid to Mr. Workman during the 2001 year.
(25)  Includes $47,488 as a performance bonus earned for 1999 which was paid to Mr. Workman during the 2000 year.

     The following table sets forth the number and terms of options granted to the persons named in the Summary Compensation Table presented above during the last fiscal year ended December 28, 2001:

                        Option Grants in Last Fiscal Year

                                Individual Grants
-------------------------------------------------------------------------------------    Potential Realizable
                           Number of      % of Total                                      Value at Assumed
                           Securities       Options                                     Annual Rates of Stock
                           Underlying     Granted to        Exercise      Expiration      Price Appreciation
                            Options      Employees in       Exercise      Expiration       for Option Term (4)
                            Granted       Fiscal Year        Price           Date        ---------------------
          Name                (#)             (1)        ($/Share) (2)       (3)         5% ($)       10% ($)
----------------------    ----------    --------------   ---------------   ----------    ---------- ----------
Steven W. Berglund           25,000           2.34            17.050       10/17/11        268,111    679,443

Mary Ellen Genovese          40,000           3.74            17.150         7/6/11        431,494  1,093,484

Ronald C. Hyatt                   -              -                 -              -              -          -

Karl G. Ramstrom             35,000           3.27            17.150         7/6/11        377,557    956,799

Dennis L. Workman            25,000           2.34            17.470        7/18/11        274,716    696,180

----------------------

(1) The Company granted options to purchase an aggregate of 1,070,029 shares of the Company's Common Stock to employees, consultants and non-employee directors during fiscal year 2001 pursuant to the Company's 1993 Stock Option Plan and the 1990 Director Stock Option Plan.
(2) All options presented in this table were granted at an exercise price equal to the then fair market value of a share of the Company's Common Stock on the date of grant, as quoted on the Nasdaq National Market System.

(3) All options presented in this table may terminate before the stated expiration upon the termination of optionee's status as an employee, consultant or director, including upon the optionee's death or disability.
(4) The assumed 5% and 10% compound rates of annual stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices. All grants listed in the table vest over five years and have a ten-year term of exercise which, assuming the specified rates of annual compounding, results in total appreciation of 62.9% (at 5% per year) and 159.4% (at 10% per year) for the ten-year option term.

     The following table provides information on option exercises by the persons named in the Summary Compensation Table presented above during the last fiscal year ended December 28, 2001:

                           Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                      Number of Securities
                                                      Underlying Unexercised        Value of Unexercised
                           Shares                          Options at               In-the-Money Options
                          Acquired       Value        Fiscal Year-End (#)         at Fiscal Year-End ($)(1)
                         on Exercise   Realized    -----------------------------  ----------------------------
          Name                (#)         ($)      Exercisable    Unexercisable   Exercisable    Unexercisable
----------------------  ------------  ----------   -----------    --------------  -----------    -------------
Steven W. Berglund               -            -       220,000       205,000         1,806,200     1,477,800

Mary Ellen Genovese              -            -        61,234       120,766           116,998        81,088

Ronald C. Hyatt                  -            -       168,667         6,333         1,077,358        10,525

Karl G. Ramstrom                 -            -        24,980        90,020                 0             0

Dennis L. Workman                -            -        24,667        47,833            65,028        67,529

-------------------------
(1) Represents the market value of the Common Stock underlying the options at fiscal year end, less the exercise price of "in-the-money" options. The closing price of the Company's Common Stock on December 28, 2001 as quoted on the Nasdaq National Market System was $16.21.

Compensation of Directors

     Cash Compensation. In order to help attract additional new outside candidates to serve on the Company's Board of Directors, the Board of Directors carefully considered and adopted a cash compensation policy effective January 2, 1999. Under this cash compensation plan, all non-employee directors receive an annual cash retainer of $15,000 to be paid quarterly in addition to a fee of $1,500 for each board meeting attended in person and $375 for each board meeting attended via telephone conference. Members of designated committees of the Board of Directors receive $750 per meeting which is not held on the same day as a meeting of the full Board of Directors. Non-employee directors are also reimbursed for travel, including a per diem for international travel, and other necessary business expenses incurred in the performance of their services as directors of the Company.

     1990 Director Stock Option Plan. The Company's 1990 Director Stock Option Plan (the "Director Plan") was adopted by the Board of Directors on December 19, 1990 and approved by the shareholders on April 24, 1991. An aggregate of 380,000 shares of the Company's Common Stock has been previously reserved for grants issuable pursuant to the Director Plan ("Director Options"). The Director Plan provides for the annual granting of nonstatutory stock options to each non-employee director of the Company (the "Outside Directors"). Pursuant to the terms of the Director Plan, new Outside Directors are granted a one-time option to purchase 15,000 shares of the Company's Common Stock upon initially joining the Board of Directors. Thereafter, each year, each Outside Director receives an additional option grant to purchase 5,000 shares if re-elected at the annual meeting of shareholders. All such Director Options have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, vest over three years, and have a ten year term of exercise. In addition, all such grants are automatic and are not subject to the discretion of any person upon the re-election of each such Outside Director.

     As of March 24, 2002, options to purchase an aggregate of 198,333 shares, having an average exercise price of $17.4722 per share and expiring from April 2002 to May 2011 were outstanding and 60,416 shares remained available for future grant under the Director Plan. During the last fiscal year ended December 28, 2001, directors Cooper, Goodrich, Hart, Johansson and Parkinson were each granted Director Options to purchase 5,000 shares of the Company's Common Stock at an exercise price of $16.80 per share.

     Other Arrangements. Dr. Parkinson has served as a consultant to the Company since 1982. He currently receives $6,000 per month for such consulting services that he provides to the Company.

     In the past, Dr. Parkinson and Dr. Cooper were also directly employed by the Company in connection with serving as the Company's President and Chief Executive Officer and Chairman of the Board, respectively, and in providing transitional services to the Company through August 1999. As part of such agreements, each also entered into certain standby consulting agreements with the Company. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" presented below and "Compensation Committee Report" presented below. Dr. Cooper has continued as the Company's Chairman of the Board of Directors since that time but has not received any special compensation for such services.

     In June 2000, the Company entered into an agreement for professional services with Bjursund Invest AB, a company which is wholly-owned by Ulf J. Johansson. Pursuant to the terms of this agreement, Mr. Johansson will provide certain consulting and advisory services to the Company in Sweden and Europe in addition to his serving on the Company's Board of Directors. The Company will pay $4,000 per day for such services with an annual guaranteed minimum payment of $24,000 together with expenses invoiced at cost, but in no event will payments during any one year exceed $60,000. Such agreement has a one-year term and is subject to automatic renewals in one-year extensions unless previously terminated with one month advance notice. The Company paid a total of $24,000 under this agreement for services rendered during fiscal year 2001.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Steven W. Berglund

     On March 17, 1999, Mr. Berglund entered into an employment agreement with the Company to serve as the Company's President and Chief Executive Officer. Such agreement provided that Mr. Berglund's base compensation would initially be $33,333 per month and that he would be eligible for a bonus of up to 50% of his base compensation pro rata for fiscal years 1999 and 2000. The employment agreement guaranteed one half of this bonus amount for fiscal year 1999 and specified that the other terms and conditions of such bonus payments would be as negotiated with the Company's Board of Directors. In the event of Mr. Berglund's involuntary termination or termination for other than defined cause, he will receive 12 months of severance based upon his last annual base salary plus any accrued bonus to date.


     In addition, pursuant to his employment agreement upon joining the Company, Mr. Berglund was granted options to purchase an aggregate of 400,000 shares of the Company's Common Stock with an exercise price of $8.00 per share which was the fair market value on the date of grant in accordance with the terms of such agreement. Such options vest 20% at the first anniversary and monthly thereafter for five years from the original date of grant and have a ten year term of exercise. In the event of a change-of-control of the Company, Mr. Berglund will receive an additional 12 months of vesting with respect to such options.

     In connection with hiring Mr. Berglund and his original relocation to California and pursuant to the terms of his employment agreement, the Company provided him with interim housing and reimbursed him for certain moving costs and expenses. The Company also provided him with a loan of $400,000 to assist in the purchase of a new primary residence. Such loan is secured by a second deed of trust on the residence and was made at the lending rate at which the Company is able to borrow, as adjusted from time to time. Such loan is to be forgiven by the Company ratably over five years contingent upon Mr. Berglund continuing to be employed by the Company; provided, however, that any remaining unpaid obligation would be due and payable to the Company upon the anniversary of any separation if Mr. Berglund's employment relationship with the Company ends during such time period.

     Pursuant to the employment agreement, Mr. Berglund is also eligible for other benefits and programs available to the Company's employees, including paid vacation, medical, dental, life and disability insurance, and a

401(k)
Retirement Plan with a Company match and he will also be eligible to participate in the Company's Executive Nonqualified Deferred Compensation Plan.

Robert S. Cooper

     In connection with agreeing to serve as the Company's Chairman of the Board of Directors beginning in August 1998, Dr. Cooper entered into employment and consulting agreements with the Company though August 31, 1999. At that time, Dr. Cooper also entered into a standby consulting agreement with the Company for which he will be paid on an hourly basis for consulting services on an as needed basis as determined by the Company's Chief Executive Officer through September 1, 2003.

     Upon beginning service as the Company's Chairman of the Board, Dr. Cooper was granted an option to purchase 60,000 shares of the Company's Common Stock with an exercise price of $10.125 per share which was the fair market value on the date of grant in accordance with the terms of such agreements. Such options vested ratably over 12 months from the original date of grant and have a five year term of exercise contingent upon Dr. Cooper remaining as an employee, consultant or director to the Company.

Bradford W. Parkinson

     In connection with agreeing to serve as the Company's interim President and Chief Executive Officer beginning in August 1998, Dr. Parkinson entered into employment and consulting agreements with the Company though August 31, 1999. At that time, Dr. Parkinson also entered into a consulting agreement with the Company which provides Dr. Parkinson with a payment of $6,000 per month commencing June 1, 1999 through June 1, 2002, unless terminated earlier. In addition, Dr. Parkinson also entered into a standby consulting agreement with the Company for which he will be paid on an hourly basis for consulting services on an as needed basis as determined by the Company's Chief Executive Officer through September 1, 2003.


     Pursuant to his employment agreement and upon beginning service as the Company's President and Chief Executive Officer in August 1998, Dr. Parkinson was granted an option to purchase 100,000 shares of the Company's Common Stock with an exercise price of $10.125 per share which was the fair market value on the date of grant in accordance with the terms of such agreements. Such options vested ratably over six months from the original date of grant and have a five year term of exercise contingent upon Dr. Parkinson remaining as an employee, consultant or director to the Company.

Compensation Committee Interlocks and Insider Participation

     Robert S. Cooper, John B. Goodrich and William Hart served as the members of the Company's Compensation Committee during the 2001 fiscal year. In August 1998, Dr. Cooper was appointed to serve as the Company's Chairman of the Board of Directors and became an employee of the Company through August 1999 pursuant to an agreement approved by a majority of the disinterested members of the Board of Directors. In December 1998, Mr. Goodrich was appointed to serve as the Company's corporate secretary; however; he is not, and has never been an employee of the Company. In addition, Mr. Goodrich retired in February 2002 as a member of the law firm of Wilson Sonsini Goodrich & Rosati, P.C. where he practiced from 1970. The law firm was retained by the Company during the past fiscal year as outside counsel to provide certain legal services to the Company. Mr. Hart is not, and has never been, an employee or officer of the Company. See "Compensation of Directors" presented above, "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" presented above and "Certain Relationships and Related Transactions" presented in Item 13.

Compensation Committee Report

     The Compensation Committee of the Board of Directors (the "Committee") establishes the general compensation policies of the Company and the compensation plans and specific compensation levels for executive officers of the Company. The Committee believes that the compensation of the Chief Executive Officer should be primarily influenced by the overall financial performance of the Company.

     The Committee believes that the compensation of the Chief Executive Officer should be established within a range of compensation for similarly situated chief executive officers of comparable companies in the high technology and related industries in the Standard & Poor's High Technology Composite Index ("peer companies") and their performance according to data obtained by the Committee from independent outside consultants and publicly available data, such as proxy data from peer companies as adjusted by the Committee's consideration of the particular factors influencing the Company's performance and current situation. A portion of the Chief Executive Officer's compensation package is established as base salary and the balance is variable and consists of an annual cash bonus and/or stock option grants.

     Within these established ranges and guidelines, and taking into account the Company's historical performance compared to peer companies, the Committee and Board of Directors also carefully considered the current risks and challenges facing the Company as well as the individual qualifications, skills, and past performance of Mr. Berglund. Based on these considerations, the Committee and Board of Directors approved a base annual salary of $440,000 for Mr. Berglund beginning effective as of January 1, 2001.

     The Committee carefully reviewed and considered its cash bonus program for fiscal year 2001 for executive officers of the Company. Such program provided for an annual cash bonus, a portion of which is paid quarterly, based upon a maximum eligible percentage of each executive's base salary within a range of target incentives as reported by professional compensation surveys. The percentage for each executive was then adjusted by factoring in an evaluation of such individual's performance. The total size of the Company's bonus pool for all employees, including executives, was determined with respect to the Company's performance in meeting certain goals for both revenue and income for fiscal year 2001. For fiscal year 2001, the total bonus pool for all employees, including all executives other than the Chief Executive Officer, was approximately $400,000. The Board of Director's and Committee have approved a similar cash bonus program for fiscal year 2002; however, interim payments will no longer be made on a quarterly basis and a single cash bonus will be paid at the end of the year.

     Pursuant to the terms of his employment agreement, Mr. Berglund was eligible for a cash bonus of up to 50% of his base salary for fiscal year 2000 and he was guaranteed this bonus amount on a pro rata basis for fiscal year 1999. In 2001, Mr. Berglund was paid a bonus of $166,523 for meeting his goals set by the Board of Directors for the prior fiscal year 2000. As also approved by the Board of Directors, Mr. Berglund will be eligible for a bonus of up to 70% of his base salary for fiscal year 2001; however, the Committee and the Board of Directors have not yet determined a final bonus amount for fiscal year 2001.

     Based on the Board of Directors' and the Committee's evaluation of the Chief Executive Officer's ability to influence the long-term growth and profitability of the Company, the Board of Directors determined that Mr. Berglund should receive an option grant to purchase 400,000 shares of the Company's Common Stock upon his starting with the Company in March 1999 at the then fair market value of $8.00 per share. In addition, in connection with his performance review during the last fiscal year 2001, the Committee and the Board of Directors approved a new option grant for Mr. Berglund to purchase an additional 25,000 shares of the Company's Common Stock at the then current fair market value of $17.050 per share. Both such options vest ratably over five years and have partial acceleration provisions in certain change of control situations.

     The Committee also adopted similar policies with respect to the overall compensation of other executive officers of the Company. A portion of each compensation package was established as base salary and the balance is variable and consists of an annual cash bonus and stock option grants. Using salary survey data supplied by outside consultants and other publicly available data, such as proxy data from peer companies, the Committee established base salaries for each executive officer within a range of salaries of similarly situated executive officers at comparable companies. In addition, these base salaries for executive officers were then adjusted by the Committee taking into consideration factors such as the relative performance of the Company, the performance of the business unit for which the executive officer is responsible and the individual's past performance and future potential.

     The size of option grants, if any, to other executive officers was determined by the Committee's evaluation of each executive's ability to influence the Company's long-term growth and profitability. The Company also has a metric measurement system in place with respect to option grants made to all new employees under the Company's option plans in order to ensure consistency among grants and competitiveness in the marketplace. Generally, these options are granted at the then current market price and because the value of an option bears a direct relationship to the Company's stock price, it is an incentive for managers to create value for shareholders. The Committee therefore views stock options as an important component of its long-term, performance-based compensation philosophy.

     During fiscal year 2001 the Compensation Committee and the Board of Directors reviewed all employees and executive officers, other than the Chief Executive Officer, of the Company as part of a single worldwide program. The purpose of this single review plan is to provide a common, annual review date for all levels of managers to review all employees of the Company. Under this plan, all executive officers can also be reviewed by the Compensation Committee at the same time. The annual review period for this single plan was set as July 30 for fiscal year 2001 and has not yet been set for fiscal year 2002.

     Under the single review plan, the total compensation of all employees of the Company, including executive officers, will be reviewed annually in accordance with the same common criteria. Base salary guidelines have been established and will be revised periodically based upon market conditions, the economic climate and the Company's financial position. Merit increases, if any, for all employees of the Company, including executive officers, will be based upon the following criteria: the individual employee's performance for the year as judged against his/her job goals and responsibilities, the individual employee's salary and performance as compared to other employees in the same or similar department, the individual employee's position in the salary grade, the employee's salary relative to market data for the position and the Company's fiscal budget and any associated restrictions.


Robert S. Cooper, Member   John B. Goodrich, Chairman   William Hart, Member
Compensation Committee     Compensation Committee       Compensation Committee

Steven W. Berglund,             Ulf J. Johansson,       Bradford W. Parkinson,
Board of Directors             Board of Directors       Board of Directors

Company Performance

     The following graph shows a five year comparison of the cumulative total return for the Company's Common Stock, the Nasdaq Composite Total Return Index (U.S.), and the Standard & Poor's Technology Sector Index: (1)

               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS(2)
                        AMONG TRIMBLE NAVIGATION LIMITED,
                   NASDAQ COMPOSITE TOTAL RETURN INDEX (U.S.),
                            AND THE STANDARD & POOR'S
                             TECHNOLOGY SECTOR INDEX

[The performance graph has been omitted. Performance Graph. The performance graph required by Item 402(1) of Regulation S-K is set forth in the paper copy of the Proxy Statement immediatley following the caption "COMPARISON OF FIVEYEAR CUMMULATIVE TOTATL RETURNS."

The peformance graph plots the data points listed below the graph for the data sets (i) Trimble Navigation Limited, (ii) Nasdaq Composite Total Return Index
(US) and (iii) the Standard & Poor's Technology Sector Index. The graph has a horizontal axis at its bottom which lists from left to right the dates 96, 97, 98, 99, 00, and 01. The graph has a vertical axis at its left which lists from bottom to top numbers 0, 50, 100, 150, 200, 250, 300, 350, 400, and 450. The
data points for each data set are plotted on the graph and are connected by line. The line connecting the data points in the Trimble Navigation Limited data set is bold with square to mark the points, while the lines connecting the data points in the Nasdaq Composite Total Return Index (US) data set and the S&P Technology Sector Index data set are dashed with triangle to mark data point and small square dashes with circle to mark data points, respectively.]

                       DATA POINTS FOR PERFORMANCE GRAPH

                             12/96   12/97   12/98  12/99  12/00  12/01
                            --------------------------------------------
Trimble Navigation
   Limited           TRMB     100     190     63     188    209    141

Nasdaq Stock Market
    (U.S.)           INAS     100     122     173    321    193    153

S&P Technology
   Sector            ITES     100     126     218    382    229    175

--------------------------
(1) The data in the above graph is presented on a calendar year basis through December 31, 2001 which is the most currently available data from the indicated sources. The Company adopted a 52-53 week fiscal year effective upon the end of fiscal year 1997 and the actual date of the Company's 2001 fiscal year end was December 28, 2001. Any variations due to any differences between the actual date of a particular fiscal year end and the calendar year end for such year are not expected to be material.

(2) Assumes an investment of $100 on December 31, 1996 in the Company's Common Stock, the Nasdaq Composite Total Return Index (U.S.), and the Standard & Poor's Technology Sector Index. Total returns assume the reinvestment of dividends for the indexes. The Company has never paid dividends on its Common Stock and has no present plans to do so.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the shares of Company's Common Stock beneficially owned as of the March 24, 2002 (unless otherwise noted below) by:
(i) all persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock, (ii) each director of the Company (including nominees), (iii) the executive officers of the Company named in the Summary Compensation Table presented in Item 13, and (iv) all directors and executive officers of the Company, as a group:

                                                                                               Shares
                                                                                       Beneficially Owned (2)
                                                                                     -----------------------------
     5% Shareholders, Directors and Nominees, and Executive Officers (1)               Number          Percent (%)
------------------------------------------------------------------------------       ---------        ------------
Mellon Financial Corporation, The Boston Company, Inc. and The Boston Company        3,021,071           10.72
Asset Management, LLC (3).....................................................
     One Mellon Bank Center
     500 Grant Street
     Pittsburgh, Pennsylvania   15258-0001
Capital Research and Management Company (4)...................................       2,163,300            7.68
     333 South Hope Street, 55th Floor
     Los Angeles, California  90071

Steven W. Berglund (5)........................................................         255,843              *
Robert S. Cooper (6)..........................................................         137,861              *
John B. Goodrich (7)..........................................................          51,682              *
William Hart (8)..............................................................          86,803              *
Ulf J. Johansson (9)..........................................................          13,750              *
Bradford W. Parkinson (10)....................................................          67,514              *
Mary Ellen Genovese (11)......................................................          84,420              *
Ronald C. Hyatt (12)..........................................................         263,517              *
Karl G. Ramstrom (13).........................................................          35,397              *
Dennis L. Workman (14)........................................................          30,607              *
All Directors and Executive Officers, as a group
     (18 persons) (5)-(15)....................................................       1,286,062            4.41

---------------------------
*    Indicates less than 1%
(1) Except as otherwise noted in the table, the business address of each of the persons named in this table is: c/o Trimble Navigation Limited, 645 North Mary Avenue, Sunnyvale, California 94088.
(2) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them.
(3) The information presented with respect to Mellon Financial Corporation ("MFC"), The Boston Company, Inc. ("BC") and The Boston Company Asset Management, LLC ("BCAM") is as reported pursuant to Amendment No. 1 to a
     Schedule 13G as jointly filed with the Securities and Exchange Commission on January 24, 2002 by MFC, BC and BCAM. As reported on such joint Schedule 13G, MFC and BC are parent holding companies in accordance with Section 240.13-d(1)(b)(1)(ii)(G) of the Exchange Act and BCAM is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. MFC was deemed to be the beneficial owner of all 3,021,071 shares as of the date of such filing due to its sole dispositive power over such shares. In addition, as of the date of such filing, BC was deemed to be the beneficial owner of an aggregate of 2,583,680 shares and BCAM was deemed to be the beneficial owner of an aggregate of 1,991,280 shares. According to the Schedule 13G, all of the reported shares are beneficially owned by MFC and direct or indirect subsidiaries in their various fiduciary capacities and, as a result, another entity in every instance is entitled to any dividends or proceeds from the sale of such shares and none of such individual accounts hold an interest of 5% or more. The Company has not attempted to independently verify any of the information contained in the
     Schedule 13G as filed.
(4) The information presented with respect to Capital Research and Management Company ("CRMC") is as reported pursuant to Amendment No. 4 to a Schedule 13G as filed with the Securities and Exchange Commission on February 11, 2002 by CRMC. As reported on such Schedule 13G, CRMC is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and was deemed to be the beneficial owner of all 2,163,300 shares as of the date of such filing due to its sole dispositive power over such shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. CRMC disclaims beneficial ownership of all such shares pursuant to Rule 13d-4 of the Exchange Act of 1934, as amended. The Company has not attempted to independently verify any of the information contained in the Schedule 13G.
(5) Includes 253,333 shares subject to stock options exercisable within 60 days March 24, 2002.
(6) Includes 104,861shares subject to stock options exercisable within 60 days March 24, 2002.
(7) Includes 33,194 shares subject to stock options exercisable within 60 days March 24, 2002.
(8) Includes 44,861 shares subject to stock options exercisable within 60 days of the Record Date.
(9) Includes 13,750 shares subject to stock options exercisable within 60 days March 24, 2002.

(10) Includes 3 shares held by Dr. Parkinson's spouse, 2,515 shares held in a charitable remainder trust and 61,661 shares subject to stock options exercisable within 60 days of March 24, 2002.
(11) Includes 76,192 shares subject to stock options exercisable within 60 days of the March 24, 2002.
(12) Includes 141,500 shares subject to stock options exercisable within 60 days of March 24, 2002. Mr. Hyatt retired as an executive officer of the Company effective February 2002 but has agreed to remain as a consultant to the Company through June 2002.
(13) Includes 33,960 shares subject to stock options exercisable within 60 days of March 24, 2002.
(14) Includes 28,666 shares subject to stock options exercisable within 60 days of March 24, 2002.
(15) Includes an aggregate of 969,232 shares subject to stock options exercisable within 60 days of March 24, 2002.

Item 13. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

     In May 2001, the Company entered into a settlement agreement with David M. Hall, the Company's former Senior Vice President, Marketing and Business Development, pursuant to which the Company agreed to make monthly severance payments in the aggregate amount of $252,405, provided that certain conditions continue to be met. During fiscal year 2001, Mr. Hall received an aggregate of $171,826 under the agreement.

     The following table sets forth information with regard to loans made to executive officers of the Company who had outstanding amounts of more than $60,000 at any time since the beginning of the Company's last fiscal year. Each of these loans was made by the Company for the purpose of assisting such executive officer in the acquisition of his primary residence in an exceptional housing market in a location for the benefit of the Company in accordance with the Company's Bylaws. Each of these loans is secured by a second deed of trust on such residence, has a term of five years and requires that the interest on such principal amounts be paid currently each year. The principal balance is due in full at the end of such five year term, but such executive officers may pre-pay all or any portion of such balance without a prepayment penalty. The interest rate for each of these loans was set with reference to the then applicable mid-term annual federal rate.

                                                                                                Largest Amount
                                                                           Principal Amount       Outstanding
                                                              Annual        Outstanding at       During Fiscal
            Name and Position               Date of Loan   Interest Rate    Record Date ($)      Year 2000 ($)
-----------------------------------------   ------------   --------------  ----------------     ----------------
Steven W. Berglund                            6/25/99          5.40%             186,667               286,667
     President and Chief Executive
     Officer

Irwin L. Kwatek                               8/15/01          4.99%             150,000               150,000
     Vice President and General Counsel


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on form 8-K

(a)      1.       Financial Statements

     The following consolidated financial statements required by this item are included in Part II Item 8 hereof under the caption "Financial Statements and Supplementary Data."

                                                                  Page In This
                                                                  Annual Report
                                                                  On Form 10-K

Consolidated Balance Sheets at December 28, 2001 and
  December 29, 2000                                                      44

Consolidated Statements of Operations for each of the
  three fiscal years in the period ended December 28, 2001               45

Consolidated Statement of Shareholders' Equity for the
 three fiscal years in the period ended December 28, 2001                46

Consolidated Statements of Cash Flows for each of the
 three fiscal years in the period ended December 28, 2001                47

Notes to Consolidated Financial Statements                            48-77

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

     3.  Exhibits

Exhibit
Number

3.1      Restated Articles of Incorporation of the Company filed June 25,
         1986. (6)

3.2 Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (6)

3.3 Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)

3.4      Certificate of Determination of the Company filed February 19, 1999.(6)

3.8      Amended and Restated Bylaws of the Company. (21)

4.1 Specimen copy of certificate for shares of Common Stock of the Company. (1)

4.2      Preferred Shares Rights Agreement dated as of February 18, 1999. (5)

4.3 First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002.(12)

4.4      Form of Warrant to Purchase Shares of Common Stock dated January 14,
         2002.(13)

10.4+ Form of Indemnification Agreement between the Company and its officers and directors. (1)

10.32+ 1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (4)

10.35 Sublease Agreement dated January 2, 1991, between the Company, Aetna Insurance Company, and Poqet Computer Corporation for property located at 650 North Mary Avenue, Sunnyvale, California. (2)

10.40 Industrial Lease Agreement dated December 3, 1991, between the Company and Aetna Life Insurance Company for property located at 585 North Mary Avenue, Sunnyvale, California. (3)

10.41 Industrial Lease Agreement dated December 3, 1991, between the Company and Aetna Life Insurance Company for property located at 570 Maude Court, Sunnyvale, California. (3)

10.42 Industrial Lease Agreement dated December 3, 1991, between the Company and Aetna Life Insurance Company for property located at 580 Maude Court, Sunnyvale, California. (3)

10.43 Industrial Lease Agreement dated December 3, 1991, between the Company and Aetna Life Insurance Company for property located at 490 Potrero Avenue, Sunnyvale, California. (3)

10.46+ 1992 Management Discount Stock Option and form of Nonstatutory Stock Option Agreement (3).

10.59+   1993 Stock Option Plan, as amended May 11, 2000. (8)

10.60+   1988 Employee Stock Purchase Plan, as amended May 11, 2000. (8)

10.64+ Consulting Agreement between the Company and Bradford W. Parkinson dated September 1, 1998. (6)

10.65+ Standby Consulting Agreement between the Company and Bradford W. Parkinson dated September 1, 1998. (6)

10.66+ Consulting Agreement between the Company and Robert S. Cooper dated September 1, 1998. (6)

10.67+ Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (6)

10.68+ Nonqualified deferred Compensation Plan of the Company effective February 10, 1994. (6)

10.69***Asset  Purchase  Agreement  dated  August 10, 1999 by and among  Trimble
        Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (7)

10.70***Supply  Agreement  dated August 10, 1999 by and among  Trimble
        Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (7)

10.72 Stock and Asset Purchase Agreement, dated as of May 11, 2000, between Trimble Acquisition Corp., and Spectra Physics Holdings USA, INC., Spectra Precision AB, and Spectra Precision Europe Holdings, BV. (9)

10.73 Asset Purchase Agreement dated May 11, 2000 between Trimble Acquisition Corp. and Spectra Precision AB. (9)
                                    .
10.74 Credit Agreement dated July 14, 2000 between Trimble Navigation Limited and ABN AMRO Bank N.V., Fleet National Bank, and The Bank of Nova Scotia. (9)

10.75 Subordinated Seller Note dated July 14, 2000, for the principal amount of $80,000,000 issued by Trimble Navigation Limited to Spectra Precision Holdings, Inc. (9)

10.76+ Spectra Precision Supplement to the Trimble Navigation 1988 Employee Stock Purchase Plan. (10)

10.77+ Australian Addendum to the Trimble Navigation 1988 Employee Stock Purchase Plan. (11)

10.78    Credit Agreement - First Amendment. (14)

10.79    Credit Agreement - Second Amendment. (14)

21.1     Subsidiaries of the Company. (14)

23.1     Consent of Ernst & Young LLP, independent auditors

24.1     Power of Attorney (included on page 95).

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

(4) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(5) Incorporated by reference to Exhibit No. 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18,1999.

(6) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

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

(11) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2000.

(12)     Incorporated  by reference  to exhibit  number 4.1 filed in response to
         Item 7(c), "Exhibits," of the registrant's Current Report on Form 8-K filed on January 16, 2002.

(13)     Incorporated  by reference  to exhibit  number 4.2 filed in response to
         Item 7(c), "Exhibits," of the registrant's Current Report on Form 8-K filed on January 16, 2002.

(14)     Filed herewith.

(b)      Reports on Form 8-K.

     On December 21, 2001, the Company filed a report on Form 8-K reporting the Company entered into a Stock and Warrant Purchase Agreement (the "Purchase Agreement") with certain accredited investors (the "Investors") pursuant to which the Company sold 1,783,337 shares of its common stock at a price of $15.00 per share in a private placement transaction. The Investors also received warrants having a five-year term of exercise to purchase up to 356,670 additional shares of the Company's common stock at an exercise price of $19.475 per share (the "Warrants").

     On January 14, 2002, the Company filed a report on Form 8-K reporting the entered into the First Amended and Restated Stock and Warrant Purchase Agreement (the "Purchase Agreement") with certain accredited investors (the "Investors") pursuant to which the Company sold an additional 1,280,004 shares of its common stock at a price of $15.00 per share in the second closing under a previously announced private placement transaction. The Investors also received warrants having a five-year term of exercise to purchase up to 256,002 additional shares of the Company's common stock at an exercise price of $19.475 per share (the "Warrants").

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRIMBLE NAVIGATION LIMITED


                                    By:/s/ Steven W. Berglund
                                      ----------------------------------------
                                         Steven W. Berglund,
                                         President and Chief Executive Officer


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

Signature                           Capacity in which Signed                                  Date
-----------------------------------------------------------------------------------------------------------------



/s/ Steven W. Berglund                               President, Chief Executive                 March 28, 2001
---------------------------------------------------- Officer, Director
Steven W. Berglund




/s/ Mary Ellen Genovese                              Chief Financial Officer and Assistant      March 27, 2001
--------------------------------------------------   Secretary (Principal Financial Officer)
Mary Ellen Genovese





/s/ Anup V. Singh                                     Corporate Controller                       March 27, 2001
--------------------------------------------------   (Principal Accounting Officer)
Anup V. Singh




/s/ Robert S. Cooper                                  Director                                   March 28, 2001
---------------------------------------------------
Robert S. Cooper




                                                      Director
----------------------------------------------------
John B. Goodrich




/s/ William Hart                                      Director                                   March 28, 2001
----------------------------------------------------
William Hart




/s/ Ulf J. Johansson                                 Director                                    March 28, 2001
---------------------------------------------------
Ulf J. Johansson




/s/ Bradford W. Parkinson                             Director                                   March 28, 2001
---------------------------------------------------
Bradford W. Parkinson

                                   SCHEDULE II

                           TRIMBLE NAVIGATION LIMITED
                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)

                                              December 28,        December 29,      December 31,
Allowance for doubtful accounts:                 2001                 2000             1999
--------------------------------          -------------------- ----------------- ------------------
Balance at beginning of  period                      $ 6,538           $ 2,949            $ 2,220
  Acquired allowance (1)                                   -             4,445                  -
  Bad debt expense                                     5,077             1,198              1,875
  Write-offs, net of recoveries                      (3,075)           (2,054)            (1,146)
                                         -------------------- ----------------- ------------------
Balance at end of period                              $8,540            $6,538            $ 2,949
                                         -------------------- ----------------- ------------------

Inventory Reserves:
Balance at beginning of  period                      $19,285          $14, 109           $ 14,119
  Acquired reserve  (2)                                    -             7,672                  -
  Additions to reserve                                 7,242               188              1,607
  Write-offs, net of recoveries                      (3,253)           (2,684)            (1,617)
                                         -------------------- ----------------- ------------------
Balance at end of period                             $23,274           $19,285            $14,109
                                         -------------------- ----------------- ------------------

(1) Includes $4,419,000 acquired at July 14, 2000 as part of the acquisition of the Spectra Precision Group and $26,000 acquired at November 14, 2000 as part of the acquisition of Tripod Data Systems.

(2) Includes $7,659,000 acquired at July 14, 2000 as part of the acquisition of the Spectra Precision Group and $13,000 acquired at November 14, 2000 as part of the acquisition of Tripod Data Systems.



















                                       S-1

                                INDEX TO EXHIBITS


                                                           SEQUENTIALLY
                                                             NUMBERED
EXHIBIT                                                    ------------
NUMBER            EXHIBIT                                      PAGE
-----------------------------------------------------------------------

10.78    Credit Agreement - First Amendment.                 99-104

10.79    Credit Agreement - Second Amendment.               105-109

21.1     Subsidiaries of the Company                        110-111

23.1     Consent of Ernst & Young LLP, Independent Auditors     112