Form 10-K/A
period 2001-12-28
TRIMBLE NAVIGATION LTD /CA/
filed 2002-04-08
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

     We integrate wireless, GPS and information technologies to provide solutions for a variety of applications in fleet management and asset tracking. Our products enable end-users to monitor and manage their mobile and fixed assets by communicating location-relevant information from the field to the office. The keys to these applications is the ability to accurately locate assets and to rapidly collect and transfer a wide range of asset-related data from the field to the office for monitoring and verification and for use in decisions. We currently offer a rangeof products that address a number of sectors of this market including truck fleets, security, telematics, public safety vehicles, and fixed asset data collection for a variety of governmental and private entities.

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

     In the Portfolio Technologies segment, we face competition from Rockwell Collins Inc., L3 Communications, Raytheon Company, and Thales Group.

     * The principal competitive factors vary widely from segment to segment, but typically include ease of use, size, weight, power consumption, features, performance, reliability and price. In the commercial solution applications, ease of use and user functionality become the differentiating factors. We believe that our products currently compare favorably with respect to these factors. We intend to expand our market presence through:

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

Research and Development

     We expect growth in our targeted market segments to be achieved, in a large part, by our strong commitment to research and development. We invest in developing positioning technologies, information technologies, and wireless communications, realized in the design of proprietary software, optics, laser systems, control systems, integrated circuits, network radios, GPS receivers, and real time kinematic (RTK) technology. We devote a portion of our research and development expenditures to advancing core positioning technologies and integrating them with synergistic technologies such as communications, sensors, and information technologies.

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

     The number of shares subject to the warrants and the exercise price of the warrants are subject to adjustment as provided in the documents governing the issuance of the warrants. The warrant exercise price and/or the number and kind of shares purchasable upon the exercise of each warrant are subject to certain adjustments for subdivisions or combinations of stock, dividends or distributions in common stock, other stock or property, reorganizations, consolidations or mergers, certain sales or issuances of securities below the adjusted fair market value of a share of common stock (deemed to be $15.58 initially in the warrants), or liquidated damages in the event that the selling shareholders are prohibited from selling their shares or shares purchasable upon the exercise of their warrants for greater than a defined number of days.

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

     Effective as of April 2, 2001, Trimble completed the acquisition of certain assets of Grid Data, Inc. ("Grid Data"), an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, Trimble may make certain earn-out payments based upon the completion of certain business milestones. If the first milestone is achieved by April 2, 2002, 218,352 shares of Trimble common stock will be paid out to the shareholders of Grid Data. If the first milestone is achieved and a second milestone is completed by October 2, 2003, an additional 141,928 shares of Trimble common stock will be paid out. However, if at the time the second milestone is achieved Trimble's common stock is at a price less than the price per share as defined in the agreement, then Trimble may, at its option, pay $3.25 million in cash or $3.25 million in Trimble common stock, valued on the date that the second milestone is achieved. The additional consideration, if earned, will be recorded as additional goodwill. As of the date of this report, it was uncertain whether the additional consideration was earned.

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

     Trimble acquired the Spectra Precision Group on July 14, 2000, which resulted in Trimble's emergence as a leader in the Engineering and Construction market. An integration team was immediately created to manage the transition, reduce risks, and achieve approximately $20 million of annualized cost synergies. Management believes the integration efforts have proceeded in accordance with the plans. The sales force has been integrated, the global distribution channel has been extended, the survey and machine guidance product lines have been rationalized, redundant development has been eliminated and redundant sales and service facilities have been consolidated. Overall, these actions have resulted in approximately $19 million of annualized cost synergies implemented by the end of fiscal 2001. We expect these cost synergies to primarily benefit our sales and marketing expenses, but operational efficiencies will also reduce our administrative expenses, and costs of goods sold with the elimination of duplicate product lines, and consolidation of purchasing and manufacturing operations. We have realized to date approximately $13 million of these cost reductions, primarily in sales and marketing expenses, and expect to realize the balance in fiscal 2002. The remaining savings are expected to benefit our sales and marketing expenses, as well as favorably impact our gross margins through increased manufacturing efficiencies. Additional cost reduction activities are planned for fiscal 2002 such as further consolidation of sales and service facilities primarily in Europe, which are expected to enable us to meet the original $20 million estimate in cost synergies.

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

Our Operating Results in Each Quarter May Not Accurately Reflect Business Activity in Each Quarter.

     Due, in part, to the buying patterns of our customers, a significant portion of our quarterly revenues occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter, although our operating expenses tend to remain constant. Engineering and construction purchases tend to occur in early spring, and governmental agencies tend to utilize funds available at the end of the government's fiscal year for additional purchases at the end of our third fiscal quarter in September of each year. Concentrations of orders sometimes also occur at the end of our other two fiscal quarters. Additionally, a majority of our sales force earn commissions on a quarterly basis, which may cause concentrations of orders at the end of any fiscal quarter. If for any reason expected sales are deferred, orders are not received, or shipments were to be delayed a few days at the end of a quarter, our operating results and reported earnings per share for that quarter could be significantly impacted.

Our Inability to Accurately Predict Orders and Shipments May Affect Our Revenue, Expenses and Earnings per Share.

     Because we have been unable in the past to predict exactly when our customers will place orders and request shipments, we cannot accurately plan our manufacturing requirements. As a result, if the orders and shipments differ from what we predict, we may incur additional expenses and build unneeded inventory, which may require additional reserves. Any significant change in our customers' purchasing patterns could have a material adverse effect on our operating results and reported earnings per share for a particular quarter.

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

We Are Dependent on Proprietary Technology.

     Our future success and competitive position is dependent upon our proprietary technology, and we rely on patent, trade secret, trademark and copyright law to protect our intellectual property. There can be no assurance that the patents owned or licensed by us will not be invalidated, circumvented, challenged, or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all. We are currently defending two separate lawsuits for alleged patent infringement, one alleging infringement of a patent by some of our grade control systems, which products accounted for approximately two percent (2%) of our revenues in our fiscal year 2001, and another alleging infringement by our surveying products, which products accounted for approximately eleven percent (11%) of our revenues in our fiscal year 2001. In the event that in either or both of these suits our products are held to be infringing a valid patent, we could be prevented from continuing to sell these products and could be required to pay substantial damages, or, alternatively, enter into a royalty-bearing license agreement.

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

We Face Risks in Investing in and Integrating New Acquisitions.

     We are continuously evaluating external investments in technologies related to our business, and have made relatively small strategic equity investments in a number of GPS related technology companies. Acquisitions of companies, divisions of companies, or products entail numerous risks, including (i) the potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration; (ii) diversion of management's attention; (iii) loss of key employees of acquired operations; and (iv) inability to recover strategic investments in development stage entities. As a result of such acquisitions, we have significant assets that include goodwill and other purchased intangibles. The testing of these intangibles under established accounting guidelines for impairment requires significant use of judgment and assumptions. Changes in business conditions could require adjustments to the valuation of these assets. Any such problems in integration or adjustments to the value of the assets acquired could harm our growth strategy and have a material adverse effect on our business, financial condition and compliance with debt covenants.

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

Provisions  in Our  Preferred  Share  Rights  Agreement  May Have  Anti-Takeover
Effects.

     Our preferred share rights agreement gives our board of directors and shareholders the ability to dilute the ownership of any person acquiring fifteen percent (15%) or more of our common stock, thereby potentially making any such acquisition impractical for an acquirer. The existence of this preferred share rights agreement could delay, defer or prevent a change of control of us in a transaction not approved by our board of directors.

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

Grid Data

     On April 2, 2001, Trimble acquired certain assets of Grid Data, an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, Trimble may make certain earn-out payments based upon the completion of certain business milestones. If the first milestone is achieved by April 2, 2002, 218,352 shares of Trimble common stock will be paid out. If the first milestone is achieved and a second milestone is completed by October 2, 2003, an additional 141,928 shares of Trimble common stock will be paid out. However, if at the time the second milestone is achieved Trimble's common stock is at a price less than an undisclosed price per share, then Trimble, at its option, may pay $3.25 million in cash or $3.25 million worth of Trimble common stock, valued on the date that the second milestone is achieved. The additional consideration, if earned, will result in additional goodwill.

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

[The performance graph has been omitted. Performance Graph. The performance graph required by Item 402(1) of Regulation S-K is set forth in the paper copy of the Proxy Statement immediately following the caption "COMPARISON OF
FIVE YEAR CUMULATIVE TOTAL RETURNS."

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

                                                                  Page In This
                                                                  Annual Report
                                                                  On Form 10-K

Consolidated Balance Sheets at December 28, 2001 and
  December 29, 2000                                                      45

Consolidated Statements of Operations for each of the
  three fiscal years in the period ended December 28, 2001               46

Consolidated Statement of Shareholders' Equity for the
 three fiscal years in the period ended December 28, 2001                47

Consolidated Statements of Cash Flows for each of the
 three fiscal years in the period ended December 28, 2001                48

Notes to Consolidated Financial Statements                            49-78

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

24.1     Power of Attorney (15).

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

(15)     Previously filed.

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


                                          April 8, 2002

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