Form 10-Q/A
period 2002-04-25
TRIMBLE NAVIGATION LTD /CA/
filed 2002-04-25
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)


                                   (Mark One)
    [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended september 28, 2001

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


              Yes   [ X ]                    No    [     ]


     There were 28,183,758 shares of the registrant's Common Stock (no par value) outstanding as of April 23, 2002.

     On November 13, 2001, Trimble Navigation Limited, a California corporation, filed a Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001. This amendment on Form 10-Q/A is filed for the sole purpose of disclosing additional information required pursuant to Rule 701 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

     The following text is added to page 36:

"Item 2. Changes in Securities and Use of Proceeds.

     On September 26, 2001, the Company issued 3,859 shares of its Common Stock (valued at $96,000.00) to Global Accelerators LLC, in payment for consulting services rendered to the Company. These shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Global Accelerators is an accredited investor and acquired the shares in a privately negotiated transaction. "


                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           TRIMBLE NAVIGATION LIMITED
                                  (Registrant)



                  By: /s/ Mary Ellen Genovese
                          Mary Ellen Genovese
                          Chief Financial Officer
                          (Authorized Officer and Principal
                          Financial Officer)

                 Date: April 25, 2002