Form 10-Q
period 2002-03-29
TRIMBLE NAVIGATION LTD /CA/
filed 2002-05-13
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended March 29, 2002

                                       OR

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 FOR THE TRANSITION PERIOD FROM __________
       TO__________

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


                  Yes   [ X ]                    No    [     ]









     As of May 3, 2002, there were 28,200,535 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED

                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Condensed Consolidated Balance Sheets--
             March 29, 2002 and December 28, 2001 (unaudited)................  3

         Condensed Consolidated Statements of Operations--
             Three Months Ended March 29, 2002 and March 30, 2001(unaudited).  4

         Consolidated Statements of Cash Flows--
             Three Months Ended March 29, 2002 and March 30, 2001(unaudited).  5

         Notes to Condensed Consolidated Financial Statements................  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 17

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 34


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................... 37

ITEM 2.  Changes in Securities and Use of Proceeds........................... 37

ITEM 6.  Exhibits and Reports on Form 8-K.................................... 37

Signatures................................................................... 39

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                                TRIMBLE NAVIGATION LIMITED
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                  March 29,             December 28,
                                                                                     2002                 2001 (1)
   ------------------------------------------------------------------------- --------------------- ---------------------
   (In thousands)
   ASSETS
   Current assets:
      Cash and cash equivalents                                                    $  33,021               $  31,078
      Accounts and other receivable, net                                              72,805                  71,680
      Inventories                                                                     53,487                  51,810
      Other current assets                                                             7,482                   6,536
                                                                                 -----------             -----------
        Total current assets                                                         166,795                 161,104
   Property and equipment, net                                                        25,893                  27,542
   Intangible assets                                                                 215,596                 220,304
   Deferred income taxes                                                                 406                     383
   Other assets                                                                        9,842                  10,062
                                                                                 -----------              ----------
        Total assets                                                                $418,532                $419,395
                                                                                 ===========              ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Bank and other short-term borrowings                                           $48,107               $  40,025
      Current portion of long-term debt                                               24,563                  23,443
      Accounts payable                                                                21,046                  21,494
      Accrued compensation and benefits                                               16,687                  13,786
      Accrued liabilities                                                             22,456                  24,138
      Accrued interest expense                                                           520                   3,616
      Accrued warranty expense                                                         7,062                   6,827
      Income taxes payable                                                             7,911                   7,403
      Deferred gain on sale of assets                                                  1,015                   1,068
                                                                                  ----------               ---------
        Total current liabilities                                                    149,367                 141,800
                                                                                  ----------               ---------

   Noncurrent portion of long-term debt and other liabilities                         97,067                 127,097
   Noncurrent portion of deferred gain                                                11,000                       -
   Deferred tax liabilities                                                            1,362                   7,347
   Other noncurrent liabilities                                                        4,541                   4,662
                                                                                 -----------             -----------
        Total liabilities                                                            263,337                 280,906
                                                                                 -----------             -----------
   Shareholders' equity:
      Common stock, no par value; 40,000 shares authorized; 28,182 and
        26,862 shares outstanding, respectively                                      208,657                 191,224
      Accumulated deficit                                                            (34,534)                (33,819)
      Accumulated other comprehensive loss                                           (18,928)                (18,916)
                                                                                 -----------              -----------
        Total shareholders' equity                                                   155,195                 138,489
                                                                                 -----------              -----------
        Total liabilities and shareholders' equity                                  $418,532                $419,395
                                                                                 ===========              ===========

(1) Derived from the December 28, 2001 audited consolidated financial statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2001.

See accompanying notes to Condensed Consolidated Financial Statements.

                                      TRIMBLE NAVIGATION LIMITED
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                      Three Months Ended
                                                            ----------------------------------------
                                                                 March 29,            March 30,
                                                                    2002                2001
   -------------------------------------------------------- --------------------- ------------------
   (In thousands, except per share data)
   Revenue                                                    $  104,029           $    117,863
   Cost of sales                                                  49,696                 60,363
                                                            -------------         --------------
   Gross Margin                                                   54,333                 57,500

   Operating expenses:
      Research and development                                    15,038                 15,819
      Sales and marketing                                         22,127                 28,141
      General and administrative                                  10,798                  9,392
      Restructuring charges                                          304                  1,724
      Amortization of goodwill and other purchased
        intangibles                                                1,978                  7,316
                                                            -------------         --------------
        Total operating expenses                                  50,245                 62,392
                                                            -------------         --------------
   Operating income (loss)                                         4,088                 (4,892)
                                                            -------------         --------------
   Nonoperating income (expense):
      Interest income                                                 87                    370
      Interest expense                                            (4,030)                (6,087)
      Foreign exchange loss, net                                     (59)                  (145)
      Other income (expense)                                         199                   (333)
                                                            --------------        ---------------
                                                                  (3,803)                (6,195)
                                                            --------------        ---------------

   Income (loss) before income taxes                                 285                (11,087)
   Income tax provision                                            1,000                    500
                                                            --------------        --------------
   Net loss                                                 $       (715)          $   (11,587)
                                                            ==============        ==============

   Basic net loss per share                                 $      (0.03)          $     (0.48)
                                                            ==============        ==============

   Diluted net loss per share                               $      (0.03)          $     (0.48)
                                                            ==============        ==============


See accompanying notes to Condensed Consolidated Financial Statements.

                                                TRIMBLE NAVIGATION LIMITED
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)


                                                                                          Three Months Ended
                                                                             -------------------------------------------
                                                                                  March 29,             March 30,
                                                                                     2002                  2001
   ------------------------------------------------------------------------- --------------------- ---------------------
   (In thousands)
   Cash flow from operating activities:
       Net loss                                                                    $    (715)         $    (11,587)
                                                                                   ----------         -------------

   Adjustment to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation expense                                                             2,671                 2,789
      Amortization expense                                                             2,186                 7,520
      Provision for bad debt                                                           1,232                   274
      Amortization of deferred gain                                                     (398)                 (398)
      Other                                                                              803                  (700)

   Add decrease (increase) in assets:
   Accounts receivables, net                                                          (2,357)                1,719
     Inventories                                                                      (1,677)              (10,896)
     Deferred income taxes                                                                 -                    38
     Other current and noncurrent assets                                                (980)                 (440)
     Effect of foreign currency translation adjustment                                (1,284)               (2,616)

   Add increase (decrease) in liabilities:
      Accounts payable                                                                  (448)                5,128
      Accrued compensation                                                             2,901                   146
      Deferred tax liability                                                               -                  (335)
      Other accrued liabilities                                                       (4,540)                7,361
      Deferred gain short term                                                           345                     -
      Deferred gain long term                                                         11,000                     -
      Income taxes payable                                                               508                  (783)
                                                                             ---------------       ----------------
   Net cash provided (used) by operating activities                                    9,247                (2,780)
                                                                             ---------------       ----------------
   Cash flows from investing activities:
      Acquisitions, net of cash acquired                                              (2,158)                 (998)
      Acquisition of property and equipment                                           (1,783)               (2,134)
      Capitalized patents, software and intangibles                                      (48)                 (318)
                                                                             -----------------      ---------------
        Net cash used in investing activities                                         (3,989)               (3,450)
                                                                             -----------------      ---------------

   Cash flow from financing activities:
      Issuance of common stock                                                        17,433                 1,271
      Collections of notes receivable                                                     80                   352
      Proceeds from long-term debt and revolving credit lines                         13,000                10,000
      Payments on long-term debt and revolving credit lines                          (33,828)               (1,498)
                                                                             ----------------        --------------
        Net cash provided (used) by financing activities                              (3,315)               10,125
                                                                             ----------------        --------------
   Effect of exchange rate changes on cash                                                 -                  (773)
                                                                             ----------------        --------------

   Net increase in cash and cash equivalents                                           1,943                 3,122
   Cash and cash equivalents-- beginning of period                                    31,078                40,876
                                                                             ----------------        --------------
   Cash and cash equivalents-- end of period                                     $    33,021           $    43,998
                                                                             ================        ==============

   Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                $      7,287           $     3,946
                                                                             ===============         ==============
        Income taxes, net of refunds                                            $      1,222          $        178
                                                                             ===============         ==============


See accompanying notes to Condensed Consolidated Financial Statements.

NOTE 1 -- Basis of Presentation:

Basis of Presentation

     The Condensed Consolidated Financial Statements of Trimble Navigation Limited and subsidiaries, ("Trimble" or the "Company") for the three month periods ended March 29, 2002, and March 30, 2001, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at December 28, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Trimble's Annual Report on Form 10-K for the fiscal year ended December 28, 2001.

     The results of operations for the three month period ended March 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2003.

New Accounting Standards

     Trimble adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," at the beginning of fiscal 2002. The effect of adopting SFAS 144 did not have a material impact on the Company's financial position or results of operations.

     Trimble adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), at the beginning of fiscal 2002. Application of the nonamortization provisions of SFAS 142 significantly reduced amortization expense to approximately $2.0 million for the period ended March 29, 2002. The Company reclassified identifiable intangible assets with indefinite lives, as defined by SFAS 142, to goodwill at the date of adoption. The Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. No impairment charge resulted from the impairment tests. The effect of adopting SFAS No. 141 and 142 did not have a material impact on the Company's financial position or results of operations.

NOTE 2 -- Acquisitions:

Grid Data

     On April 2, 2001, Trimble acquired certain assets of Grid Data, an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, the purchase agreement provided for Trimble to make certain earn-out payments based upon the completion of certain business milestones. In April 2002, Trimble agreed to issue 268,352 shares of Trimble's common stock to Grid Data in settlement of all earn-out payments due under the purchase agreement. These shares when issued will result in additional goodwill.

Spectra Precision Group Restructuring Activities

     At the time the Company acquired the Spectra Precision Group in July 2000, the Company formulated a restructuring plan and provided approximately $9.0 million for costs to close certain duplicative office facilities, combine operations including redundant domestic and foreign legal entities, reduce workforce in overlapping areas, and relocate certain employees. These costs were accrued for as part of the allocation of the purchase price. Included in the total cost was approximately $2.7 million related to the discontinuance of overlapping product lines, which was included in our reserve for excess and obsolete inventory. The facility consolidation and employee relocations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of the Spectra Precision Group. As of March 29, 2002, the Company had charged against the reserve approximately $3.6 million which consisted of $1.1 million for legal and tax consulting expenses relating to consolidation of legal entities, $1.3 million for severance expenses, $0.8 million for facilities and direct sales office closures, $0.3 million for an underfunded pension plan, and other costs of $0.1 million, of which $0.3 million was paid in the first fiscal quarter of 2002.

     The Company revised its final estimates for costs to complete the remaining planned activities and accordingly reduced its restructuring reserve by approximately $1.1 million, with a corresponding adjustment to Goodwill, in the fourth quarter of fiscal 2001. The reserve balance was approximately $1.6 million at March 29, 2002, and the Company anticipates completing the majority of its remaining restructuring activities during fiscal 2002. These activities consist principally of legal costs and other expenses required to combine redundant legal entities.

     The elements of the reserve at March 29, 2002, on the balance sheet (included in accrued liabilities) are as follows:

                                 Employee Severance and    Facility Closure, Legal
                                       Relocation              and Tax Expense              Total
(In thousands)
Total reserve                           $ 1,945                    $ 4,370                $ 6,315
Amounts paid/written off                 (1,685)                    (1,945)                (3,630)
Revision to estimates                      (260)                      (812)                (1,072)
                                 ------------------------------------------------------------------------
Balance as of March 29, 2002            $      -                   $ 1,613                $ 1,613
                                 ========================================================================

NOTE 3 -- Goodwill and Intangible Assets:

     Goodwill and purchased intangible assets consisted of the following:

                                                                              March 29,          December 28,
                                                                                2002                  2001
------------------------------------------------------------------------ --------------------- ----------------
(In thousands)
Intangible assets with indefinite life:
    Distribution channel                                                 $             -       $         73,363
    Assembled workforce                                                                -                 17,773
                                                                         -----------------     -----------------
Total intangible assets with indefinite life                                           -                 91,136
Intangible assets with definite life:
   Existing technology                                                            24,094                 23,907
   Trade names, trade marks, patents, and other intellectual properties           19,300                 18,394
                                                                         -----------------     -----------------
Total intangible assets with definite life                                        43,394                 42,301
Goodwill, Spectra Precision acquisition                                          201,437                116,001
Goodwill, other acquisitions                                                      16,867                 14,710
                                                                         -----------------     -----------------
                                                                         $       261,698               264,148
Less accumulated amortization                                                    (46,102)              (43,844)
                                                                         -----------------     -----------------
                                                                         $       215,596       $       220,304
                                                                         =================     =================

     The Company adopted SFAS No. 142 on January 1, 2002. As a result, goodwill is no longer amortized and intangible assets with indefinite lives were reclassified to goodwill.

NOTE 4 -- Certain Balance Sheet Components:

     Inventories consisted of the following:

                                                  March 29,         December 28,
                                                    2002                2001
--------------------------------------------------------------------------------
(In thousands)

Raw materials                                   $   26,175         $     25,790
Work-in-process                                      8,840                7,177
Finished goods                                      18,472               18,843
                                                ----------        -------------
                                                $   53,487         $     51,810
                                                ==========        =============

     Property and equipment consisted of the following:

                                                  March 29,         December 28,
                                                    2002                2001
--------------------------------------------------------------------------------
(In thousands)

Machinery and equipment                    $        66,218      $        66,265
Furniture and fixtures                               6,249                6,367
Leasehold improvements                               6,066                5,882
Buildings                                            3,960                3,979
Land                                                 1,651                1,657
                                           ----------------     ---------------
                                                    84,144               84,150
Less accumulated depreciation                      (58,252)             (56,608)
                                           ----------------     ---------------
                                           $        25,893      $        27,542
                                           ================     ===============

     Other current assets consisted of the following:

                                                 March 29,          December 28,
                                                   2002                 2001
--------------------------------------------------------------------------------
(In thousands)

Notes receivable                          $           2,050       $       2,130
Prepaid expenses                                      4,999               4,150
Other                                                   433                 256
                                          ------------------      -------------
                                          $           7,482       $       6,536
                                          ==================      =============

     Other noncurrent assets consisted of the following:

                                                March 29,           December 28,
                                                  2002                 2001
--------------------------------------------------------------------------------
(In thousands)

Debt issuance costs, net                  $          2,806      $         3,046
Other investments                                    2,094                2,737
Deposits                                             1,243                1,241
Other                                                3,699                3,038
                                         -------------------   ----------------
                                          $          9,842      $        10,062
                                         ==================    ================

NOTE 5 -- Derivative Financial Instruments:

Forward foreign currency exchange contracts.

     At March 29, 2002, Trimble had forward foreign currency exchange contracts to sell approximately 308.4 million Japanese yen, approximately 4.6 million
Euros,   approximately   1.1  million  British  pounds  sterling,   and  to  buy
approximately 13.7 million Japanese yen, approximately 0.2 million British pounds sterling, and approximately 1.6 million New Zealand dollars at contracted rates that mature over the next three months.

NOTE 6 -- Disposition of Line of Business and Assets:

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

     At March 29, 2002, the Company has a provision of $1.3 million for related liabilities associated with the disposition of these product lines and the discontinuance of its manufacturing operations.

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

     Concurrently with the closing of the transaction, Trimble and Solectron also entered into a supply agreement. The supply agreement provides for the exclusive manufacture by Solectron of a significant portion of Trimble products for the three-year period ending August 13, 2002.

NOTE 7 -- Long-Term Debt:

     Trimble's long-term debt consists of the following:

                                                              March 29,            December 28,
                                                                2002                  2001
--------------------------------------------------------------------------------------------------
 (In thousands)
 Credit Facilities:
    Five Year Term Loan                                           $  47,600             $  61,300
    U.S. and Multi-Currency Revolving Credit Facility                48,000                40,000
 Subordinated note                                                   68,670                84,000
 Promissory notes                                                     5,416                 5,189
 Other                                                                   51                    76
                                                         -------------------    ------------------
                                                                    169,737               190,565
 Less current portion                                                72,670                63,468
                                                         -------------------    ------------------
 Noncurrent portion                                               $  97,067            $  127,097
                                                         ===================    ==================

Credit Facilities

     In July 2000, Trimble obtained $200 million of senior, secured credit facilities (the "Credit Facilities") from a syndicate of banks to support the acquisition of the Spectra Precision Group and the Company's ongoing working capital requirements and to refinance certain existing debt. At March 29, 2002, Trimble has approximately $95.6 million outstanding under the Credit Facilities, comprised of $47.6 million under a $100 million five-year term loan, $25 million under a $50 million three-year U.S. dollar only revolving credit facility ("revolver"), and $23 million under a $50 million three-year multi-currency revolver. The Company has access to $52 million of cash under the terms of its three-year revolver loans. The Company has commitment fees on the unused portion of 0.5% if the leverage ratio (which is defined as all outstanding debt, excluding the seller subordinated note, over Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is
2.0 or greater and 0.375% if the leverage ratio is less than 2.0.

     Pricing for any borrowings under the Credit Facilities was fixed for the first six months at LIBOR plus 275 basis points and is thereafter tied to a formula, based on the Company's leverage ratio. The weighted average interest rate under the Credit Facilities was 5.4% for the month of March 29, 2002.

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

Subordinated Note

     In July 2000, as part of the acquisition of the Spectra Precision Group, Trimble issued Spectra Physics Holdings USA, Inc. a subordinated seller note that has a stated two year maturity ($40 million was due in fiscal 2001 and $40 million in fiscal 2002). On March 20, 2002, the Company renegotiated the terms of the subordinated note and under the revised agreement, Spectra Physics Holdings, Inc., a subsidiary of Thermo Electron, extended the term of the note until July 14, 2004, at the current interest rate of approximately 10.4% per year. As a result of the amendment, the outstanding balance of the note at December 28, 2001 of $84 million was reclassified as long-term.

     In addition, on March 20, 2002, the Company used $21.2 million of net proceeds from its private placement of common stock to retire accrued interest and principal under the subordinated note, reducing the outstanding principal amount to $68.7 million. To the extent that interest and principal due on the maturity date becomes delinquent, an additional 4% interest rate per annum will apply. Currently, the note bears interest at a weighted average rate of 10.4%.

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

Promissory Notes

     The promissory notes at the end of March 29, 2002 include a $3.6 million obligation to the former owners of ZSP Geodetic Systems GmbH, a subsidiary of Trimble, assumed by the Company when it acquired the Spectra Precision Group. The $3.6 million debt obligation has a stated maturity of September 2002 and bears interest at 6%.

     In addition, these notes include a $1.9 million promissory note arising from the purchase of a building for the Company's Corvallis, Oregon site. The note is payable in monthly installments through April 2015 bearing a variable interest rate (7.14% at March 29, 2002).

     The Company's weighted average cost of debt is approximately 6.7% for the fiscal quarter ended March 29, 2002.

NOTE 8 -- Segment Information:

     Trimble is a designer and distributor of positioning products and applications enabled by Global Positioning Systems (GPS), optical, laser, and wireless communications technology. The Company designs and markets products, which deliver integrated information solutions, such as collecting, analyzing, and displaying position data to its end-users. The Company offers an integrated product line for diverse applications in its targeted markets.

     In the first fiscal quarter of 2002, Trimble realigned two of its reportable segments. The Agriculture segment has been combined with the mapping and Geographic Information Systems (GIS) market to form Trimble Field Solutions. Mapping and GIS was previously part of Fleet and Asset Management. The mobile positioning market that was part of Fleet and Asset Management is now Trimble Mobile Solutions.

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

o Trimble Field Solutions -- Consists of products that provide solutions in a variety of agriculture and fixed asset applications, primarily in the areas of precise land leveling, machine guidance, yield monitoring, variable-rate applications of fertilizers and chemicals and fixed asset data collection for a variety of governmental and private entities. This segment is an aggregation of the Company's Mapping and GIS operation and the Company's Agriculture operation. The Company has aggregated these business operations under a single general manager in order to take advantage of the convergence of wireless communications and internet applications to provide field solutions, and to continue to leverage its research and development activities due to the similarities of products across the segment.

o Trimble Mobile Solutions -- Consists of products that enable end-users to monitor and manage their mobile assets by communicating location-relevant information from the field to the office. The Company offers a range of products that address a number of sectors of this market including truck fleets, security, telematics, and public safety vehicles.

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

     The following table presents revenues, operating income (loss), and identifiable assets for Trimble's five segments. The information for fiscal 2001 has been reclassified in order to conform to the new basis of presentation. The information includes the operations of Grid Data after April 2, 2001. Operating income (loss) is net revenue less operating expenses, excluding general corporate expenses, goodwill amortization, restructuring charges, nonoperating income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker, the CEO, views by segment are accounts receivable and inventory.

                            -------------------------------------------------------------------------------------------
                                                                Three Months Ended
                                                                  March 29, 2002
                            -------------------------------------------------------------------------------------------
                                                                  (in thousands)
                            -------------------------------------------------------------------------------------------
                            --------------- ------------- -------------- -------------- ---------------- --------------
                             Engineering      Trimble        Trimble
                                 &             Field          Mobile      Component       Portfolio
                             Construction    Solutions      Solutions    Technologies    Technologies        Total
                            --------------- ------------- -------------- -------------- ---------------- --------------
External net revenues            $ 68,410       $ 18,031       $  2,352       $ 10,025         $  5,211      $ 104,029
Operating income (loss)
   before corporate
   allocations                      11,668        4,517        (3,062)            1,225           (289)         14,059
                            --------------- ------------- -------------- -------------- ---------------- --------------

                            -------------------------------------------------------------------------------------------
                                                                  March 29, 2002
                            -------------------------------------------------------------------------------------------
                                                                  (in thousands)
                            -------------------------------------------------------------------------------------------
                            --------------- ------------ --------------- -------------- ---------------- --------------
                             Engineering      Trimble        Trimble
                                 &             Field          Mobile      Component       Portfolio
                             Construction    Solutions      Solutions    Technologies    Technologies        Total
                            --------------- ------------ --------------- -------------- ---------------- --------------
Assets:
   Accounts receivable (1)        $ 63,405     $ 13,610        $  2,774        $  6,871        $  4,894      $ 91,554
   Inventory                        39,494        4,888           1,441           1,717           5,687        53,227



                            -------------------------------------------------------------------------------------------
                                                                Three Months Ended
                                                                  March 30, 2001
                            -------------------------------------------------------------------------------------------
                                                                  (in thousands)
                            -------------------------------------------------------------------------------------------
                            --------------- ------------- -------------- -------------- ---------------- --------------
                             Engineering      Trimble        Trimble
                                 &             Field          Mobile      Component       Portfolio
                             Construction    Solutions      Solutions    Technologies    Technologies        Total
                            --------------- ------------- -------------- -------------- ---------------- --------------
External net revenues             $ 73,713      $ 17,007       $  2,925       $ 16,162          $ 8,056      $ 117,863
Operating income (loss)
   before corporate
   allocations                       10,305       3,113          (2,800)          2,233           (637)         12,214
                            --------------- ------------- -------------- -------------- ---------------- --------------

                            -------------------------------------------------------------------------------------------
                                                                December 28, 2001
                            -------------------------------------------------------------------------------------------
                                                                  (in thousands)
                            -------------------------------------------------------------------------------------------
                            --------------- ------------ --------------- -------------- ---------------- --------------
                            Engineering      Trimble        Trimble
                                 &             Field          Mobile      Component       Portfolio
                             Construction    Solutions      Solutions    Technologies    Technologies        Total
                            --------------- ------------ --------------- -------------- ---------------- --------------
Assets:
   Accounts receivable (1)    $     62,471   $   10,191    $     4,274      $     7,392    $      7,249    $   91,577
   Inventory                        37,246        4,639          1,992            2,490           5,463        51,830

----------------------------
(1) As presented, the accounts receivable number excludes cash received in advance and reserves, which are not allocated between segments.

     The  following  are   reconciliations   corresponding   to  totals  in  the
accompanying consolidated financial statements:

                                                    March 29,        March 30,
Three Months  Ended                                    2002            2001
------------------------------------------------- --------------- --------------
(in thousands)
Operating income (loss):
   Total for reportable segments                    $   14,059         $ 12,214
   Unallocated corporate expenses                       (9,971)         (15,382)
                                                  --------------   -------------
       Operating income (loss)                      $    4,088         $ (3,168)
                                                  ==============   =============


                                                     March 29,      December 28,
                                                       2002              2001
--------------------------------------------------------------------------------
(in thousands)
Assets:
   Accounts receivable total for reportable divisions  $91,554          $91,577
   Unallocated (1)                                     (18,749)         (19,897)
                                                      ---------       ---------
       Total                                           $72,805          $71,680
                                                      =========       =========

   Inventory total for reportable divisions            $53,227          $51,830
   Common inventory (2)                                    260              330
                                                      ---------       ---------
       Net inventory                                   $53,487          $52,160
                                                      =========       =========
----------------------------
(1)  Includes cash in advance and reserves that are not allocated by segment.
(2) Consists of inventory that is common between the segments. Parts can be used by more than one segment.

     The following table presents revenues by product groups.

                                        March 29,               March 30,
Three Months  Ended                        2002                    2001
-------------------------------- ------------------------- ---------------------
(in thousands)

GPS products                                     $ 53,902              $ 67,738
Laser and optical products                         46,489                46,814
Other                                               3,638                 3,311
                                 ------------------------- ---------------------
Total revenue                                   $ 104,029             $ 117,863
                                 ========================= =====================

NOTE 9 -- Equity:

     Comprehensive Income (Loss)

     The components of other comprehensive loss, net of related tax, include:

                                                 March 29,        March 30,
Three Months  Ended                                2002              2001
--------------------------------------------- ---------------- -----------------
(In thousands)
Cumulative foreign currency translation              $   (216)       $  (8,177)
   adjustments
Net gain (loss) on interest rate swap                     203             (129)
                                                  ------------      ------------
   Other comprehensive loss                         $     (13)       $  (8,306)
                                                  ============      ============

     Accumulated other comprehensive income (loss) on the consolidated balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments.

     The components of accumulated other comprehensive income (loss), net of related tax as follows:

                                                    March 29,       December 28,
                                                      2002              2001
--------------------------------------------------------------------------------
(In thousands)
Cumulative foreign currency translation adjustments   $(18,944)        $(18,729)
Net loss on interest rate swap                               -             (203)
Net unrealized gain on investments                          16               16
                                                    -----------       ----------
   Accumulated other comprehensive loss               $(18,928)        $(18,916)
                                                    ===========       ==========

         Warrants

     On January 15, 2002, in connection with the second closing of the December 21, 2001 private placement, Trimble granted five-year warrants to purchase an additional 256,002 shares of common stock, subject to certain adjustments, at an exercise price of $19.475 per share.

     On March 20, 2002, the Company agreed to issue to Spectra Physics Holdings USA, Inc., a subsidiary of Thermo Electron Corporation, a warrant to purchase up to 376, 233 shares of Trimble's common stock over a fixed period of time (the warrant was subsequently issued on April 12, 2002). Initially, Spectra Physics' warrant entitles it to purchase 200,000 shares of common stock over a five-year period at an exercise price of $15.11 per share. Subsequently, on a quarterly basis beginning July 14, 2002, Spectra Physics' warrant will be exercisable for an additional 250 shares of common stock for every $1 million of principal and interest outstanding until the note is paid off in full. These shares will be purchasable at a price equal to the average of Trimble's closing price for the five days immediately preceding the last trading day of each quarter. Under the terms of the warrant, the total number of shares issued will not exceed 376,233 shares. The warrant was valued at $1.3 million and will be amortized to interest expense over the remaining term of the related subordinated note.

NOTE 10 -- Earnings Per Share:

     The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential Common Stock.

                                                       March 29,      March 30,
 Three Months Ended                                       2002           2001
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Numerator:
   Loss available to common shareholders used in basic
     and diluted loss per share                             $(715)   $( 11,587)
                                                       ===========   ==========

Denominator:
   Weighted-average number of common shares used in
     calculating basic income (loss) per share             27,959       24,219

   Effect of dilutive securities:
     Common stock options                                      --           --
     Common stock warrants                                     --           --
                                                       ----------   ----------

   Weighted-average number of common shares and
     dilutive potential common shares used in
     calculating diluted income (loss) per share           27,959       24,219
                                                      ============  ===========

Basic loss per share                                     $ (0.03)      $ (0.48)
                                                      ============  ===========

Diluted loss per share                                   $ (0.03)      $ (0.48)
                                                      ============  ===========

     Options and warrants were not included in the computation of earnings per share in the first fiscal quarters of 2002 and 2001 because the Company reported a net loss in both fiscal quarters. If Trimble had reported net income, additional 517,000 and 1,466,000 common equivalent shares related to outstanding options and warrants would have been included in the calculation of diluted income (loss) per share for the first fiscal quarters of 2002 and 2001, respectively.

NOTE 11 -- Related-Party Transactions:

Related-Party Lease

     The Company currently leases office space in Ohio from an association of three individuals, two of whom are employees of one of the Company's U.S. operating units, under a noncancelable operating lease arrangement expiring in 2011. The annual rent is $345,000 and is subject to adjustment based on the terms of the lease. The Condensed Consolidated Statements of Operations include expenses from this operating lease of $88,025 and $86,351 for the periods ended March 29, 2002 and March 30, 2001, respectively.

Related -Party Notes Receivable

     The Company has notes receivable from officers and employees of $1.3 million as of March 29, 2002 and $955,000 as of December 28, 2001. The notes bear interest from 4.49% to 6.62% and have an average remaining life of 3.4 years as of March 29, 2002.

NOTE 12 -- Contingencies:

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

NOTE 13 -- Restructuring Charges:

     Restructuring charges of $0.3 million and $1.7 million were recorded for the three month periods ended March 29, 2002 and March 30, 2001, respectively, which are primarily related to severance costs. These restructuring activities impacted 7 individuals in the first fiscal quarter 2002 and 65 individuals in the first fiscal quarter of 2001. As of March 29, 2002, all of the restructuring charges except for approximately $106,000 have been paid. The remaining amounts are expected to be paid in the second fiscal quarter of 2002.

NOTE 14 -- Joint Venture:

     On April 1, 2002, Caterpillar Trimble Control Technologies LLC a joint venture formed by Trimble and Caterpillar began operations. The joint venture, 50 percent owned by Trimble and 50 percent owned by Caterpillar, will develop the next generation of advanced electronic guidance and control products for earthmoving machines in the construction, mining and waste industries. Caterpillar Trimble Control Technologies LLC is based in Dayton, Ohio. Under the terms of the joint venture agreement, Caterpillar contributed $14.5 million cash and selected technology, and Trimble contributed selected existing machine control product technologies valued at $25.5 million. Additionally, both companies have licensed patents and other intellectual property from their portfolios to the joint venture. During the first fiscal quarter of 2002, Trimble received a special cash distribution of $11 million from the joint venture. This cash distribution has been treated as a deferred gain by the Company since the joint venture had not yet commenced operations at that time. The future accounting treatment of this $11m deferred gain is presently being researched by the Company.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in "Certain Other Risk Factors" below and elsewhere in this report as well as in the Company's Annual Report on Form 10-K for fiscal year 2001 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," " could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Trimble's discussion and analysis of its financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

BUSINESS DEVELOPMENTS

     * On April 1, 2002, Caterpillar Trimble Control Technologies LLC, a joint venture formed by Trimble and Caterpillar, began operations. The joint venture, 50 percent owned by Trimble and 50 percent owned by Caterpillar, is aimed at developing the next generation of advanced electronic guidance and control products for earthmoving machines in the construction, mining and waste industries. Caterpillar Trimble Control Technologies LLC is based in Dayton, Ohio. Under the terms of the joint venture agreement, Caterpillar contributed $14.5 million cash and selected technology, and Trimble contributed selected existing machine control product technologies valued at $25.5 million. Additionally, both companies have licensed patents and other intellectual property from their portfolios to the joint venture. Also, Trimble has received a special cash distribution of $11 million from the joint venture.

     The joint venture's intention is to develop machine control products that integrate site design information with accurate positioning technology to automatically control blades and other machine functions This machine control technology will combine historical Trimble positioning technology with capability gained through the acquisition of Spectra Precision.

     On April 2, 2001, Trimble acquired certain assets of Grid Data, an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, the purchase agreement provided for Trimble to make certain earn-out payments based upon the completion of certain business milestones. In April 2002, Trimble agreed to issue 268,352 shares of Trimble's common stock to Grid Data in settlement of all earn-out payments due under the purchase agreement. These shares, when issued will result in additional goodwill.

     In the first fiscal quarter of 2002, Trimble realigned two of its reportable segments. The Agriculture segment has been combined with the mapping and GIS market to form Trimble Field Solutions. Mapping and GIS was previously part of Fleet and Asset Management. The mobile positioning market that was part of Fleet and Asset Management is now Trimble Mobile Solutions.

RESULTS FROM CONTINUING OPERATIONS EXCLUDING INFREQUENT, AND ACQUISITION RELATED ADJUSTMENTS

     Income (loss) from continuing  operations  includes certain  infrequent and acquisition related charges that management believes are not reflective of on-going operations. The following table, which does not purport to present the results of continuing operations in accordance with generally accepted accounting principles, reflects results of operations to exclude the effects of such items as follows (in thousands):

                                                     March 29,         March 30,
Three Months Ended                                     2002               2001
--------------------------------------------------------------------------------

Income (loss) before income taxes from continuing
  Operations                                        $   285           $ (11,087)
Infrequent and acquisition-related charges:
   Loss on sale of business (Other income and
     expense)                                            --                 240
   Amortization of goodwill and other purchased
     intangibles                                      1,978               7,316
   Restructuring charges                                304               1,724
                                                   -----------        ----------
 Total infrequent and acquisition-related charges     2,282               9,280
                                                   -----------        ----------
Adjusted income (loss) before income taxes from
     continuing operations                            2,567              (1,807)
Income tax provision                                  1,000                 475
                                                   -----------        ----------
Adjusted net income                                $  1,567            $ (2,282)
                                                   ===========        ==========

RESULTS OF  OPERATIONS

     The Company's annual revenues from operations for the three month period ended March 29, 2002 were $104.0 million, as compared with $117.9 million in the corresponding period in fiscal 2001. The net loss for the three months ended March 29, 2002, was $0.7 million, or $0.03 diluted loss per share, compared to a net loss for the corresponding period in fiscal 2001, of $11.6 million, or $0.48 diluted loss per share. Summary of financial data by business segment follows.

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


                                                       % of                        % of
                                      March 29,       Total        March 30,       Total
Three Months  Ended                      2002        Revenue         2001         Revenue
----------------------------------- --------------- ----------- ---------------- -----------
(Dollars in thousands)
Engineering and Construction
   Revenue                               $  68,410         66%         $ 73,713         63%
   Segment Operating income
     from operations                        12,218                       10,305
   Segment Operating income
    as a percentage of  segment
    revenue                                    18%                          14%
Trimble Field Solutions
   Revenue                                  18,031         17%           17,007         14%
   Segment Operating income
     from operations                         4,517                        3,113
   Segment Operating income
     as a percentage of segment
      revenue                                  25%                          18%
Trimble Mobile Solutions
   Revenue                                   2,352          2%            2,925          2%
   Segment Operating loss from
    operations                              (3,062)                      (2,800)
   Segment Operating loss
    as a percentage of  segment
    revenue                                 (130)%                        (95)%
Component Technologies
   Revenue                                  10,025         10%           16,162         14%
   Segment Operating income
     from operations                         1,225                        2,233
   Segment Operating income
    as a percentage of  segment
    revenue                                    12%                          14%
Portfolio Technologies
   Revenue                                                  5%            8,056          7%
                                             5,211
   Segment Operating loss
     from operations                          (289)                        (637)
   Segment Operating loss
    as a percentage of  segment
    revenue                                   (6)%                         (8%)


Total Revenue                             $104,029                     $117,863
Total Segment Operating
     income from continuing
      operations                           $14,609                      $12,214


     A reconciliation of Trimble's consolidated segment operating income to consolidated income (loss) before income taxes from operations follows:

                                                  March 29,        March 30,
Three Months Ended                                  2002              2001
--------------------------------------------------------------------------------
(In thousands)

Consolidated segment operating income from
  continuing operations                            $   14,609         $  12,214
Unallocated corporate expense                          (8,239)           (6,342)
Amortization of  goodwill and other purchased
  intangibles                                          (1,978)           (7,316)
Restructuring charges                                    (304)           (1,724)
Non-operating  income (expense), net                   (3,803)           (7,919)
                                                  ------------- ----------------
Income (loss) from operations before income taxes      $   285       $  (11,087)
                                                  ============= ================

Revenue

     For the three months ended March 29, 2002, total revenue decreased by $13.8 million or 12% to $104.0 million from $117.9 million in the corresponding period in fiscal 2001.

Engineering and Construction

Revenue

     Products within the Engineering and Construction segment include surveying, general construction, site preparation, excavation, road and runway construction, interior construction and underground construction systems. Engineering and Construction revenues decreased by $5.3 million or 7% for the three months ended March 29, 2002 as compared with the same corresponding period in fiscal 2001. The decrease was due to the following:

o Construction Instruments and Machine Control product lines recorded reduced revenue as a result of a shift in the distribution model from direct sales offices, to more dealer dependent channels and as a result of the general economic slowdown.

o In the first fiscal quarter of 2001 there was strong demand for the land survey product line primarily due to the introduction of the "Trimble Toolbox(TM)". The Trimble Toolbox is a set of integrated surveying tools that provides significantly higher functionality to surveyors and other construction professionals.

Operating Income

     Engineering and Construction operating income increased by $1.9 million or 2% for the three months ended March 29, 2002 as compared with the same corresponding period in fiscal 2001. The increase was due to the following:

o A favorable mix of product sales, including increased sales of our virtual reference software, resulted in gross margins being slightly improved from prior year despite lower revenues.

o The continued realization of cost synergies from actions implemented in 2001 as a result of the acquisition of the Spectra Precision Group. These actions included the integration of sales forces, rationalization of overlapping product lines, and the elimination of redundant development, and sales and service facilities.

Trimble Field Solutions

Revenue

     Products within the Trimble Field Solutions segment include GPS-based machine guidance systems, field management systems, laser-based water management systems and solutions for a variety of applications in asset tracking. Trimble Field Solutions revenues increased by $1.0 million or 6% for the three months ended March 29, 2002 as compared with the same corresponding period in fiscal 2001. The increase in revenue was due to new products and more competitive pricing offered in our Agriculture product line, resulting in higher sales volumes. Among the new products contributing to increased sales, was the EZ-Guide (TM) system for tractor guidance.

Operating Income

     Trimble Field Solutions operating income increased by $1.4 million or 45% for the three months ended March 29, 2002 as compared with the same corresponding period in fiscal 2001. The increase in operating income was due to the following:

o Higher revenues and lower operating expenses combined to produce higher divisional income.

o Engineering spending was reduced on some projects as they were completed and new products introduced.

o Selling expenses were also reduced by the sale of some company owned retail operations to third party dealers.

Trimble Mobile Solutions

Revenue

     Products within the Trimble Mobile Solutions segment use GPS and information technologies to provide solutions for a variety of applications in fleet management. Trimble Mobile Solutions revenues decreased by $0.6 million or 20% for the three months ended March 29, 2002 as compared with the same corresponding period in fiscal 2001. The decrease in revenue was due to the following factors:

o    Reduced sales of wireless products due to the economic slow down.

o Weakness in our Satcom Galaxy Inmarsat -C business. We announced early last year that we would exit this product line due to the wide availability and significant cost savings of cellular products.

Operating Income

     Trimble Mobile Solutions operating loss increased by $0.3 million or 9% for the three months ended March 29, 2002 as compared with the same corresponding period in fiscal 2001. The increase in operating loss was due to the following factors:

o Decrease in margins due to the sell-off of existing Satcom inventory at reduced prices.

o    Competitive pricing pressures on wireless hardware.

o Significant costs incurred in the development of a service platform to enable a range of asset management solutions including an internet delivered cellular based solution for vehicle fleet management.

Component Technologies

Revenue

     Products within the Component Technologies segment consist principally of proprietary GPS chipsets and modules marketed to original equipment manufacturers. Component Technologies revenues decreased by $6.1 million or 38% for the three months ended March 29, 2002 as compared with the same corresponding period in fiscal 2001. The decrease in revenue was due to the following factors:

o Embedded product lines were down approximately $2.3 million or 48% year over year due to the economic slowdown.

o    Timing   product   lines  were  down  due  to  reduced   spending   in  the
     telecommunications market.

o * In-vehicle navigation unit sales decreased by approximately $2.6 million due to decreases in average selling prices. We expect this trend to continue as technology advances in component technology will enable among other things, reduced cost.

Operating Income

     Component Technologies operating income decreased by $1.0 million or 45% for the three months ended March 29, 2002 as compared with the same corresponding period in fiscal 2001. The decrease in operating income was due primarily to lower revenue, which was offset by a reduction in operating expenses.

Portfolio Technologies

Revenue

     This segment is an aggregation of various operations that each equal less than ten percent of the Company's total operating revenue. These markets include the operations of the Military Advanced Systems division and Tripod Data Systems. Portfolio Technologies revenues decreased by $2.8 million or 55% for the three months ended March 29, 2002 as compared with the same corresponding period in fiscal 2001. The decrease in revenue was due to the following:

o Reduction of $1.7 million in our commercial aviation product line. The sale of the air transport product line to Honeywell was completed in March 2001.

o Decrease of $1.5 million or 51% in our military products primarily due to a delayed shipment. We expect the order to ship during the second fiscal quarter of 2002.

o The above decreases were partially offset by an increase of $0.5 million or 14% in our At Work Computer product lines.

Operating Income

     Portfolio Technologies operating loss decreased by $0.3 million or 55% for the three months ended March 29, 2002 as compared with the same corresponding period in fiscal 2001. The decrease in operating loss was primarily due to the following:

o    Decrease  in  research  and  development  expenses  of  approximately  $0.6 million.

o Disposal of the commercial aviation product line in the first fiscal quarter of 2001.

International Revenues.

     * Sales to our unaffiliated customers in locations outside the U.S. comprised approximately 50% and 52% of total revenues for three months ended March 29, 2002 and March 30, 2001, respectively. North and South America represented 56% of total revenue, Europe 31%, and Asia 14% in the first fiscal quarter of 2002. We anticipate that sales to international customers will continue to account for a significant portion of our revenue. For this reason, we are subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, and on May 1, 2000, stated that it has no intent to ever again use Selective Availability (SA), a method of degrading GPS accuracy, there may be reluctance in certain foreign markets to purchase such products given the control of GPS by the U.S. Government. Trimble's results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.

Gross Margin

     * Gross margin varies due to a number of factors, including product mix, international sales mix, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. Gross margin as a percentage of total revenues was 52% for the three months ended March 29, 2002 and 49% for the same corresponding period in fiscal 2001. The increase in gross margin percentage for the first fiscal quarter of 2002, compared with the same corresponding period in fiscal 2001, was due to the fact in the first fiscal of quarter of 2001 the Company incurred a three million dollar charge primarily associated with the write-down of inventory related to the consolidation and simplification of product lines, which was not repeated in the first fiscal quarter of 2002. Cost synergies and further integration of our Spectra Precision acquisition also contributed to increased efficiencies in manufacturing costs over the prior fiscal year.

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

Operating Expenses

     The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                                   March 29,          March 30,
Three Months Ended                                    2002              2001
----------------------------------------------------------------- --------------
(In thousands)

Research and development                        $     15,038     $      15,819
Sales and marketing                                   22,127            28,141
General and administrative                            10,798             9,392
Restructuring charges                                    304             1,724
Amortization of goodwill and other
  purchased intangibles                                1,978             7,316
                                                ------------      --------------
 Total                                          $     50,245      $     62,392
                                                ============      ==============
Research and Development

     Research and development spending decreased by $0.8 million during the first fiscal quarter of 2002, and represented 14% of revenue, compared with 13% in the same corresponding period in fiscal 2001. The decrease was due primarily to the following factors:

o Decrease in temporary help and consulting expenses of approximately $0.5 million for the three months ended March 29, 2002 compared with similar period in prior year.

o Decrease in outside engineering expenses related to chip development as well decrease in pilot run and non-recurring engineering tooling of approximately $0.4 million for the three months ended March 29, 2002 compared with similar period in prior year.

o Trimble's receipt of approximately $0.4 million from cost reimbursement funds for military research and development programs for the three months ended March 29, 2002 as compared to the same period in fiscal year 2001.

o The above decreases were partially offset by an increase in compensation and related expenses of $0.5 million for the three months ended March 29, 2002 as compared to the same period in fiscal year 2001.

     * The Company believes that the development and introduction of new products is critical to its future success and expects to continue its active development of future products.

Sales and Marketing

     Sales and marketing expense decreased by $6.0 million during the first fiscal quarter of 2002, and represents 21% of revenue, compared with 24% in the same corresponding period in fiscal 2001. The decrease in 2002 was due primarily to the following factors:

o During first fiscal quarter of 2001 the Company sold off many of its direct sales offices which decreased sales and marketing expense by approximately $2.6 million for the three months ended March 29, 2002 as compared to the same period in fiscal year 2001.

o Decreases in compensation and related expenses, as well as, temporary help and consulting expenses of approximately $1.3 million for the three months ended March 29, 2002 compared with similar period in prior year.

o Decreases in travel, advertising, promotional, trade show, and sales commission expenses of approximately $1.4 million for the three months ended March 29, 2002 compared with similar period in prior year.

o    Reduction  in  facility,   equipment,  office  and  telephone  expenses  of
     approximately $0.6 million for the three months ended March 29, 2002 compared with similar period in prior year.

     * Trimble's future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, and on our ability to continue to identify and exploit new markets for our products.

General and Administrative

     General and administrative expense increased by $1.4 million during the first fiscal quarter of 2002, representing 10% of revenue, compared with 8% in the same corresponding period in fiscal 2001. The increase in 2002 was due primarily to the following factors:


o Trimble also had increases in facility expenses of approximately $0.7 million for the three months ended March 29, 2002 compared with similar period in prior year.

o An allowance for doubtful accounts charge of approximately $0.6 million during the first fiscal quarter of 2002 primarily related to exposures faced by the Company in Argentina because of the country's troubled economy, as well as customers impacted by the difficult economic climate.

Restructuring charges

     Restructuring charges of $0.3 million and $1.7 million were recorded for the three month periods ended March 29, 2002 and March 30, 2001, respectively, which are primarily related to severance costs. These restructuring activities impacted 7 individuals in the first fiscal quarter 2002 and 65 individuals in the first fiscal quarter of 2001. As of March 29, 2002, all of the restructuring charges except for approximately $106,000 have been paid. The remaining amounts are expected to be paid in the second fiscal quarter of 2002. See Note 13 of the Condensed Consolidated Financial Statements for discussion regarding the restructuring.

Spectra Precision Group Restructuring Activities

     At the time the Company acquired the Spectra Precision Group, the Company formulated a restructuring plan and provided approximately $9.0 million for costs to close certain duplicative office facilities, combine operations including redundant domestic and foreign legal entities, reduce workforce in overlapping areas, and relocate certain employees. These costs were accrued for as part of the allocation of the purchase price. Included in the total cost was approximately $2.7 million related to the discontinuance of overlapping product lines, which was included in our reserve for excess and obsolete inventory. The facility consolidation and employee relocations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of the Spectra Precision Group. As of March 29, 2002, the Company had charged against the reserve approximately $3.6 million which consisted of $1.1 million for legal and tax consulting expenses relating to consolidation of legal entities, $1.3 million for severance expenses, $0.8 million for facilities and direct sales offices closures, $0.3 million for an underfunded pension plan, and other costs of $0.1 million, of which $0.3 million was spent during the first fiscal quarter of fiscal 2002.

     The Company revised its final estimates for costs to complete the remaining planned activities and accordingly reduced its restructuring reserve by approximately $1.1 million, with a corresponding adjustment to goodwill in the fourth quarter of fiscal 2001. The reserve balance was approximately $1.6 million at March 29, 2002, and the Company anticipates completing the majority of its remaining restructuring activities during fiscal 2002. These activities consist principally of legal costs and other expenses required to combine redundant legal entities.

     The elements of the reserve at March 29, 2002, on the balance sheet (included in accrued liabilities) are as follows:

                                 Employee Severance and    Facility Closure, Legal
                                       Relocation              and Tax Expense              Total
(In thousands)
Total reserve                           $ 1,945                    $ 4,370                $ 6,315
Amounts paid/written off                 (1,685)                    (1,945)                (3,630)
Revision to estimates                      (260)                      (812)                (1,072)
                                 ------------------------------------------------------------------------
Balance as of March 29, 2002            $      -                   $ 1,613                $ 1,613
                                 ========================================================================

Amortization of Goodwill and Other Purchased Intangibles

                                                  March 29,        March 30,
Three Months Ended                                  2002             2001
-------------------------------------------------------------------------------
(In thousands)

Amortization of goodwill                        $          -        $   1,920
Amortization of  other purchased intangibles           1,978            5,396
Amortization of other intangibles                        208              204
                                               --------------     --------------
Total amortization of goodwill, other
    purchased, and other intangibles            $      2,186        $   7,520
                                               ==============     ==============

     Amortization expense of goodwill and other purchased intangibles decreased during the first fiscal quarter of 2002 by approximately $5.3 million representing 2% of revenue, compared with 6% in fiscal 2001. The decrease was primarily due to the adoption of SFAS 142, which does not require the amortization of goodwill and intangible assets with indefinite useful lives.

Nonoperating income (expense), net

     The following table shows nonoperating income (expenses), net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

                                         March 29,        March 30,
Three Months Ended                          2002            2001
-------------------------------------- --------------- ----------------
(In thousands)

Interest income                          $       87           $   370
Interest expense                             (4,030)           (6,087)
Foreign exchange gain (loss)                    (59)             (145)
Other income (expense)                          199              (333)
                                       --------------- ----------------
 Total                                   $   (3,803)        $  (6,195)
                                       =============== ================

     Nonoperating expense, net decreased by $2.4 million during the first fiscal quarter of 2002 as compared with same fiscal period in 2001. The primary reason for the decrease was a reduction in interest expenses related to loans and Credit Facilities accounted for approximately $2.1 million.

Income Taxes

     For the three  months  ended  March 29, 2002 and March 30, 2001 the Company
recorded   provisions  for  income  taxes  of  $1.0  million  and  $0.5  million respectively, which reflect foreign taxes on profits in foreign jurisdictions.

Inflation

     The effects of inflation on the Company's financial results have not been significant to date.


LIQUIDITY AND CAPITAL RESOURCES

                                                March 29,       December 28,
As of                                              2002              2001
-------------------------------------------------------------- -----------------
(Dollars in thousands)

Cash and cash equivalents                            $33,021          $31,078
As a percentage of total assets                         7.9%             7.4%
Accounts receivable days sales outstanding (DSO)          50               55
Inventory days sales outstanding                          98               90

                                                March 29,           March 30,
Three Months Ended                                 2002                2001
-------------------------------------------------------------- -----------------
(Dollars in thousands)

Cash provided (used) by operating  activities        $ 9,247          $(2,780)
Cash used by investing activities                    $(3,989)         $(3,450)
Cash provided (used) by financing
   activities                                        $(3,315)         $10,025
Net increase in cash and  cash equivalents           $ 1,943          $ 3,122


     At March 29, 2002, Trimble's cash and cash equivalents increased by $1.9 million from December 28, 2001. The Company repaid $21.2 million of its debt outstanding under its subordinated note in March 2002. This was financed by the issuance of common stock, net of issuance costs of approximately $17.4 million, and cash generated from operating activities of approximately $9.3 million. The Company also used approximately $2.2 million for the purchase of certain assets, and approximately $1.8 million for net capital expenditures.

     At March 29, 2002, Trimble's debt mainly consisted of $95.6 million outstanding under senior secured credit facilities, and an $68.7 million subordinated promissory note related to the acquisition of the Spectra Precision Group. Trimble has relied primarily on cash provided by operating activities to fund capital expenditures, and other investing activities. During January 2002, the Company raised $19.2 million in a private placement of equity.

     On March 20, 2002, the Company used $21.2 million of net proceeds from its private placement to retire accrued interest and principal under its subordinated note with Spectra Physics Holdings USA, Inc., a subsidiary of Thermo Electron, reducing the outstanding principal amount to $68.7 million. In addition, the Company renegotiated the terms of the subordinated note. Under the revised agreement, the maturity of the note was extended until July 14, 2004, at the current interest rate of approximately 10.4% per year. In connection with the amendment, on April 12, 2002, the Company issued to Spectra Physics Holdings USA, Inc. a warrant to purchase up to 376,233 shares of Trimble's common stock over a fixed period of time. Initially, Spectra Physics' warrant entitles it to purchase 200,000 shares of common stock over a five-year period at an exercise price of $15.11 per share. Subsequently, on a quarterly basis beginning on July 14, 2002, Spectra Physics' warrant will be exercisable for an additional 250 shares of common stock for every $1 million of principal and interest outstanding until the note is paid off in full. These shares will be purchasable at a price equal to the average of Trimble's closing price for the five days immediately preceding the last trading day of each quarter. Under the terms of the warrant, the total number of shares issued will not exceed 376,233 shares. The warrant was valued at $1.3 million and will be amortized to interest expense over the remaining term of the related subordinated note.

     * In the first fiscal quarter of 2002, cash provided by operating activities was $9.3 million, as compared to cash used of $2.8 million in the corresponding fiscal period in 2001. In the first fiscal quarter of 2002, Trimble received a special cash distribution of $11 million from the joint venture with Caterpillar. Trimble's ability to continue to generate cash from operations will depend in large part on revenues, the rate of collections of accounts receivable, and continued focus on reducing operating costs and the move towards profitability. The accounts receivable days sales outstanding decreased from year end due to continued focus on specific past due balances worldwide. The inventory days outstanding increased from year end due to a build ahead of inventory across most product lines as an initial supply for the new European regional fulfillment center in the second quarter of fiscal 2002.

     Cash flows used in investing activities were $4.0 million in the first fiscal quarter of 2002 as compared to $3.5 million in the corresponding fiscal period in 2001. Cash used in investing activities in fiscal 2002 was primarily related to approximately 25% additional equity interest in Terrasat, a German corporation, and for the acquisition of property and equipment.

     Cash used by financing activities was $3.3 million in the first fiscal quarter of 2002 as compared with cash provided by financing activities of $10.1 million in the corresponding fiscal period in 2001. During the first fiscal quarter of 2002, the Company made $21.2 million of payments against its subordinated note. These payments were offset by proceeds from the issuance of common stock to employees pursuant to Trimble's stock option plan and employee stock purchase plan of $30,000, as well as issuance of common stock under a private equity placement of $17.4 million.

     In July 2000, Trimble obtained $200 million of senior, secured credit facilities (the "Credit Facilities") from a syndicate of banks to support the acquisition of the Spectra Precision Group and the Company's ongoing working capital requirements and to refinance certain existing debt (see Note 7 to the Condensed Consolidated Financial Statements). At March 29, 2002, Trimble had approximately $95.6 million outstanding under the Credit Facilities, comprised of $47.6 million under a five-year $100 million term loan, $25 million under a $50 million three-year U.S. dollar only revolving Credit Facility ("revolver"), and $23 million under a $50 million three-year multi-currency revolver.

     The Credit Facilities are secured by all material assets of the Company, subject to foreign tax considerations. If Trimble is able to achieve and maintain a leverage ratio (Debt/EBITDA) of 2.0x or less for four consecutive quarters, the security for the Credit Facilities will be released. Financial covenants of the Credit Facilities include leverage, fixed charge, and minimum net worth tests. At March 29, 2002, the Company is in compliance with debt covenants. The amounts due under the three-year revolver loans are paid as the loans mature, and the loan commitment fees are paid on a quarterly basis. Under the five-year term loan, the Company is due to make payments (excluding interest) of approximately $15 million in fiscal 2002, $24 million in fiscal 2003 and the remaining $8.6 million in fiscal 2004.

     Management believes that its cash and cash equivalents, together with its credit facilities, will be sufficient to meet its anticipated operating cash needs for the next twelve months. At March 29, 2002, the Company had $33.0 million of cash and cash equivalents, as well as access to $52 million of cash under the terms of its three-year revolver loans.

     Trimble is currently restricted from paying dividends and is limited as to the amount of its common stock that it can repurchase under the terms of the Credit Facilities. We are allowed to pay dividends and repurchase shares of its common stock up to 25% of net income in the previous fiscal year. We have obligations under noncancelable operating leases for its office facilities. In fiscal 2002, the payments under these noncancelable operating leases are expected to be approximately $12.7 million.

     * We expect  fiscal 2002  capital  expenditures  to be  approximately  $7.0 million to $9.0 million, primarily for computer equipment, software, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

     * Trimble has entered into forward foreign currency exchange contracts to offset the effects of changes in exchange rates on foreign-denominated intercompany receivables. At March 29, 2002, we had forward foreign currency exchange contracts to sell approximately 308.4 million Japanese yen, approximately 4.6 million Euros, approximately 1.1 million British pounds sterling, and to buy approximately 13.7 million Japanese yen, approximately 0.2 million British pounds sterling, and approximately 1.6 million New Zealand dollars at contracted rates that mature over the next three months.

Recent Accounting Pronouncements

     Trimble  adopted  Statement  of  Financial  Accounting  Standards  No. 144,
"Accounting for the Impairment or Disposal of Long-lived Assets," at the beginning of fiscal 2002. The effect of adopting SFAS 144 did not have a material impact on the Company's financial position or results of operations.

     Trimble adopted Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2002. Application of the nonamortization provisions of Statement 142 significantly reduced amortization expense to approximately $2.0 million for the period ended March 29, 2002. The Company reclassified identifiable intangible assets with indefinite lives, as defined by Statement 142, to goodwill at the date of adoption. The Company tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. No impairment charge resulted from the impairment tests. The effect of adopting SFAS 141 and 142 did not have a material impact on the Company's financial position or results of operations.

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

We May Encounter Problems Associated With International Operations and Sales.

     Our customers are located throughout the world. Sales to unaffiliated customers in foreign locations represented approximately 50% of our revenues in our first fiscal quarter of 2002 and 52% in the corresponding fiscal period for 2001. In addition, we have significant international operations, including manufacturing facilities, sales personnel and customer support operations. Our international sales operations include offices in Australia, Canada, China, France, Germany, Great Britain, Japan, Mexico, New Zealand, Sweden, Russia, Singapore and others. Our international manufacturing facilities are in Sweden and Germany. Our international presence exposes us to risks not faced by wholly-domestic companies. Specifically, we have experienced issues relating to integration of foreign operations, greater difficulty in accounts receivable collection, longer payment cycles and currency fluctuations. Additionally, we face the following risks, among others: unexpected changes in regulatory requirements; tariffs and other trade barriers; political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities; difficulties in staffing and management; language and cultural barriers; seasonal reductions in business activities in the summer months in Europe and some other countries; and potentially adverse tax consequences. Although we implemented a program to attempt to manage foreign exchange risks through hedging and other strategies, there can be no assurance that this program will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our results of operations. In addition, in certain foreign markets, there may be reluctance to purchase products based on GPS technology, given the control of GPS by the U.S. Government.

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

We Are Dependent on New Products.

     Our future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance of such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success A delay in new product introductions could have a significant impact on our results of operations. No assurance can be given that we will not incur problems in the future in innovating and introducing new products.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. Trimble sometimes uses certain derivative financial instruments to manage these risks. Trimble does not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with polices approved by Trimble's board of directors.

Market Interest Rate Risk

     The Company is exposed to market risk due to the possibility of changing interest rates under its senior secured credit facilities. The Company's credit facilities are comprised of a three-year US dollar-only revolver, a three-year Multi-Currency revolver, and a five-year term loan. Borrowings under the credit facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on the Company's leverage ratio. As of March 29, 2002, our leverage ratio (total indebtedness, not including subordinated debt to EBITDA on a rolling four quarter basis) was approximately 2.27:1. At this leverage ratio our pricing will be LIBOR plus 225 basis points. The U.S. dollar and the Multi-Currency revolvers run through July 2003 and have outstanding principal balances at March 29, 2002 of $25.0 million and $23.0 million, respectively. As of March 29, 2002 the Company has borrowed from the Multi-Currency revolver in U.S. currency only. The term loan runs through July 2005 and has an outstanding principal balance of $47.6 million at March 29, 2002. The three-month LIBOR effective rate at March 29, 2002 was 2.0475%. A hypothetical ten percent increase in three-month LIBOR rates could result in approximately $196,000 annual increase in interest expense on the existing principal balances.

     The Company also has $3.6 million of Euro-denominated debt, classified as a current liability March 29, 2002. The interest rate on this instrument is fixed at six percent. A hypothetical ten percent decrease in interest rates would not have a material impact on the results of operations of the Company as related to this debt.

     In addition, the Company has a $1.9 million promissory note, of which $66,000 was classified as a current liability at March 29, 2002. The note is payable in monthly installments, bearing a variable interest rate of 7.14% as of March 29, 2002. A hypothetical ten percent increase in interest rates would not have a material impact on the results of operations of the Company.

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

     The following table provides information about Trimble's foreign exchange forward contracts outstanding as of March 29, 2002:

                                               Foreign Currency       Contract Value        Fair Value in
                                                    Amount                 USD                   USD
       Currency               Buy/Sell          (in thousands)        (in thousands)       (in thousands)
----------------------- --------------------- -------------------- --------------------- --------------------
EURO                    Sell                                4,600               $ 4,051               $4,003
NZD                     Buy                                 1,600               $   705               $  708
STERLING                Sell                                  183               $   260               $  262
STERLING                Buy                                 1,060               $ 1,513               $1,513
YEN                     Sell                              308,350               $ 2,323               $2,329
YEN                     Buy                                13,650               $   103               $  103

     The following table provides information about Trimble's foreign exchange forward contracts outstanding as of March 30, 2001:

                                                     Foreign             Contract Value        Fair Value
                               Buy/              Currency Amount              USD                in USD
       Currency                Sell              (in thousands)          (in thousands)      (in thousands)
---------------------------------------------------------------------------------------------------------------
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

     In November 2001, Qualcomm Inc. filed a lawsuit against the Company in the Superior Court of the State of California. The complaint alleges claims for an unspecified amount of money damages arising out of Qualcomm's perceived lack of assurances in early 1999 that the Company's products purchased by Qualcomm would work properly after a scheduled week number rollover event that took place in August, 1999 Qualcomm is the only customer to make a claim against the Company based on the week number rollover event.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 15, 2002, Trimble issued 1,280,004 shares of common stock at a price of $15.00 per share to certain qualified investors for aggregate cash proceeds of approximately $19.2 million in the second closing of a private placement offering. Additionally, the Company granted these investors five-year warrants to purchase an additional 256,002 shares of common stock, subject to certain adjustments, at an exercise price of $19.475 per share. The stock and warrants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the purchasers and the nature of the arms-length negotiated transaction.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits.

          3.1 Restated Articles of Incorporation of Trimble Navigation Limited, filed June 25, 1986. (1)

          3.2 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed October 6, 1988. (1)

          3.3 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed July 18, 1990. (1)

          3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

          3.8  Amended and Restated Bylaws of Trimble Navigation Limited. (2)

          4.1 First Amended and Restated Stock and Warrant Purchase Agreement, dated January 14, 2002. (3)

          4.2  Form of Warrant, dated January 14, 2002. (3)

          10.80Amended And Restated  Subordinated  Promissory  Note, dated March
               20, 2002, for the principal amount of $68,670,470 issued by Trimble Navigation Limited to Spectra Physics Holdings USA, Inc.

          10.81 Credit Agreement - Third Amendment.
          -------------------------
          (1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, as filed with the SEC on March 29, 1999.
          (2) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 27, 2000.
          (3) Incorporated by reference to corresponding exhibits filed in response to Item 7(c), "Exhibits" of the registrant's Current Report on Form 8-K as filed with the SEC on January 16, 2002.

   (b)  Reports on Form 8-K

          On March 28, 2002, the Company filed a report on Form 8-K/A amending the Company's Press Release dated January 30, 2002.

          On March 21, 2002, the Company filed a report on Form 8-K reporting that it had revised its two-year subordinated seller note with Thermo Electron Corporation relating to Trimble's July 2000 acquisition of the Spectra Precision Group.

          On March 19, 2002, the Company filed a report on Form 8-K reporting that Trimble and McNeilus Companies Inc. had formed and alliance to factory-install Fleet Management Solutions on ready mix concrete trucks.

          On March 18, 2002, the Company filed a report on Form 8-K reporting that Grayson Wireless had selected Trimble's GPS Receivers for Grayson's wireless 911 location systems.

          On March 18, 2002, the Company filed a report on Form 8-K reporting that Trimble and Caterpillar Inc. had reached a definitive agreement to form Caterpillar Trimble Control Technologies LLC.

          On January 30, 2002, the Company filed a report on Form 8-K reporting the financial results for the quarter and year ended December 28, 2001.

          On January 16, 2002, the Company filed a report on Form 8-K reporting that the Company had entered into the First Amended and Restated Stock and Warrant Purchase Agreement with certain investors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  TRIMBLE NAVIGATION LIMITED
                         (Registrant)



By: /s/ Mary Ellen Genovese
   -----------------------------------------------------------
                      Mary Ellen Genovese
                    Chief Financial Officer
               (Authorized Officer and Principal
                      Financial Officer)



DATE:  May 13, 2002

                                  EXHIBIT INDEX

 Exhibit No.                       Description
--------------------------------------------------------------------------------
    3.1 Restated Articles of Incorporation of Trimble Navigation Limited, filed June 25, 1986. (1)

    3.2 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed October 6, 1988. (1)

    3.3 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed July 18, 1990. (1)

    3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

    3.8  Amended and Restated Bylaws of Trimble Navigation Limited. (2)

    4.1 First Amended and Restated Stock and Warrant Purchase Agreement, dated January 14, 2002. (3)

    4.2  Form of Warrant, dated January 14, 2002. (3)

    10.80Amended And Restated  Subordinated  Promissory  Note, dated March
         20, 2002, for the principal amount of $68,670,470 issued by Trimble Navigation Limited to Spectra Physics Holdings USA, Inc.

    10.81 Credit Agreement - Third Amendment.
    -------------------------
    (1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, as filed with the SEC on March 29, 1999.
    (2) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 27, 2000.
    (3) Incorporated by reference to corresponding exhibits filed in response to Item 7(c), "Exhibits" of the registrant's Current Report on Form 8-K as filed with the SEC on January 16, 2002.