Form 10-Q
period 2002-06-28
TRIMBLE NAVIGATION LTD /CA/
filed 2002-08-12
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2002

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


                  Yes   [ X ]                    No    [     ]







     As of August 2, 2002, there were 28,682,499 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED

                                    FORM 10-Q

                                      INDEX

                                                                          Page
                                                                         Number
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets--
            June 28, 2002 and December 28, 2001 (unaudited)................ 3

        Condensed Consolidated Statements of Operations--
            Three and Six Months Ended June 28, 2002 and
            June 29, 2001 (unaudited).......................................4

        Consolidated Statements of Cash Flows--
            Six Months Ended June 28, 2002 and June 29, 2001(unaudited).... 5

        Notes to Condensed Consolidated Financial Statements............... 6

ITEM 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................20

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.........39


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................42

ITEM 2. Changes in Securities and Use of Proceeds..........................42

ITEM 4. Submission of Matters to a Vote of Security Holders................42

ITEM 6. Exhibits and Reports on Form 8-K...................................43

Signatures.................................................................45

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                                TRIMBLE NAVIGATION LIMITED
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                   June 28,             December 28,
                                                                                     2002                 2001 (1)
   ------------------------------------------------------------------------- --------------------- ---------------------
   (In thousands)
   ASSETS
   Current assets:
      Cash and cash equivalents                                                    $  27,736               $  31,078
      Accounts and other receivable, net                                              84,139                  71,680
      Inventories                                                                     52,594                  51,810
      Other current assets                                                             8,555                   6,536
                                                                                  ----------             -----------
        Total current assets                                                         173,024                 161,104
   Property and equipment, net                                                        25,289                  27,542
   Goodwill, net                                                                     202,586                 120,052
   Intangible assets, net                                                             24,960                 100,252
   Deferred income taxes                                                                 449                     383
   Other assets                                                                       10,811                  10,062
                                                                                  ----------              ----------
        Total assets                                                                $437,119                $419,395
                                                                                  ==========              ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Bank and other short-term borrowings                                         $  43,133               $  40,025
      Current portion of long-term debt                                               23,666                  23,443
      Accounts payable                                                                23,766                  21,494
      Accrued compensation and benefits                                               16,243                  13,786
      Accrued liabilities                                                             23,624                  28,822
      Accrued warranty expense                                                         6,894                   6,827
      Income taxes payable                                                             8,974                   7,403
                                                                                  ----------               ---------
        Total current liabilities                                                    146,300                 141,800
                                                                                  ----------               ---------

   Noncurrent portion of long-term debt and other liabilities                         92,066                 127,097
   Noncurrent portion of deferred gain                                                11,000                       -
   Deferred tax liabilities                                                            2,172                   7,347
   Other noncurrent liabilities                                                        4,945                   4,662
                                                                                 -----------             -----------
        Total liabilities                                                            256,483                 280,906
                                                                                 -----------             -----------
   Shareholders' equity:
      Common stock, no par value; 40,000 shares authorized; 28,681 and
        26,862 shares outstanding, respectively                                      218,072                 191,224
      Accumulated deficit                                                            (30,206)                (33,819)
      Accumulated other comprehensive loss                                            (7,230)                (18,916)
                                                                                  ----------               ---------
        Total shareholders' equity                                                   180,636                 138,489
                                                                                  ----------               ---------
        Total liabilities and shareholders' equity                                  $437,119                $419,395
                                                                                  ==========               =========

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

See accompanying notes to Condensed Consolidated Financial Statements.

                                          TRIMBLE NAVIGATION LIMITED
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                               Three Months Ended                    Six Months Ended
                                                       ------------------------------------ -----------------------------------
                                                           June 28,          June 29,           June 28,          June 29,
                                                             2002              2001               2002              2001
   --------------------------------------------------- ----------------- ------------------ ----------------- -----------------
   (In thousands, except per share data)
   Revenue                                             $    123,256       $    133,587       $    227,285      $    251,450
   Cost of sales                                             62,305             68,056            112,001           128,419
                                                       -------------     --------------     ---------------   ---------------
   Gross margin                                              60,951             65,531            115,284           123,031

   Operating expenses:
      Research and development                               14,986             15,736             30,024            31,555
      Sales and marketing                                    21,897             27,530             44,024            55,671
      General and administrative                              9,874              9,979             20,672            19,371
      Restructuring charges                                     188                910                492             2,634
      Amortization of goodwill and other purchased
        intangibles                                           2,324              7,394              4,302             14,710
                                                       -------------     ---------------    ---------------   ----------------
        Total operating expenses                             49,269              61,549             99,514           123,941
                                                       -------------     ---------------    ---------------   ----------------
   Operating income (loss)                                   11,682               3,982             15,770              (910)
                                                       --------------    ---------------    ---------------   ----------------
   Nonoperating income (expense):
      Interest income                                          133                  366                220              736
      Interest expense                                      (3,548)              (5,447)            (7,578)         (11,534)
      Foreign exchange loss, net                              (710)                (119)              (769)            (264)
      Expense for affiliated operations, net                (1,210)                   -             (1,210)               -
      Other income (expense)                                   (21)                 244                178              (89)
                                                       -------------     --------------     ---------------   ----------------
   Total nonoperating income (expense)                       (5,356)            (4,956)             (9,159)          (11,151)
                                                       -------------     --------------     ---------------   ----------------

   Income (loss) before income taxes                         6,326                (974)             (6,611)          (12,061)
   Income tax provision                                      2,000               1,000               3,000             1,500
                                                       -------------     --------------     ---------------   ----------------
   Net income (loss)                                   $     4,326        $     (1,974)      $       3,611      $    (13,561)
                                                       =============     ==============     ===============   ================

   Basic net income (loss) per share                   $      0.15       $       (0.08)      $        0.13      $      (0.56)
                                                       =============     ==============     ===============   ================

   Diluted net income (loss) per share                 $      0.15       $      (0.08)       $        0.13      $      (0.56)
                                                       =============     ==============     ===============   ================


See accompanying notes to Condensed Consolidated Financial Statements.

                                                TRIMBLE NAVIGATION LIMITED
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                          Six Months Ended
                                                                             -------------------------------------------
                                                                                   June 28,              June 29,
                                                                                     2002                  2001
   ------------------------------------------------------------------------- --------------------- ---------------------
   (In thousands)
   Cash flow from operating activities:
       Net income (loss)                                                             $ 3,611              $(13,561)
                                                                              --------------       ----------------

   Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
      Depreciation expense                                                             5,585                 5,534
      Amortization expense                                                             4,697                15,180
      Provision for bad debt                                                           1,542                 2,043
      Amortization of deferred gain                                                     (796)                 (796)
      Other                                                                              892                  (951)

   Add decrease (increase) in assets:
     Accounts receivables, net                                                       (14,001)               (5,723)
     Inventories                                                                        (784)               (7,030)
     Deferred income taxes                                                             1,044                    39
     Other current and noncurrent assets                                              (1,239)                1,690
     Effect of foreign currency translation adjustment                                   757                (5,225)

   Add increase (decrease) in liabilities:
      Accounts payable                                                                 2,272                (4,093)
      Accrued compensation                                                             2,457                   694
      Deferred tax liability                                                               -                  (547)
      Other accrued liabilities                                                       (2,752)                7,616
      Deferred gain short term                                                           324                     -
      Deferred gain long term                                                         11,000                     -
      Income taxes payable                                                             1,571                   240
                                                                              --------------       ----------------
   Net cash provided (used) by operating activities                                   16,180                (4,890)
                                                                              --------------       ----------------

   Cash flows from investing activities:
      Acquisitions, net of cash acquired                                              (2,158)               (4,718)
      Acquisition of property and equipment                                           (4,213)               (4,498)
      Capitalized patents, software and intangibles                                      (48)                 (954)
                                                                             ----------------      ----------------
        Net cash used in investing activities                                         (6,419)              (10,170)
                                                                             ----------------      ----------------
   Cash flow from financing activities:
      Issuance of common stock                                                        19,262                 8,627
      Collections of notes receivable                                                   (665)                  424
      Proceeds from long-term debt and revolving credit lines                         13,000                20,000
      Payments on long-term debt and revolving credit lines                          (44,700)              (27,045)
                                                                             ----------------      ----------------
        Net cash provided (used) by financing activities                             (13,103)                2,006
                                                                             ----------------      ----------------

   Net decrease in cash and cash equivalents                                          (3,342)              (13,054)
   Cash and cash equivalents-- beginning of period                                    31,078                40,876
                                                                             ----------------      ----------------
   Cash and cash equivalents-- end of period                                         $27,736               $27,822
                                                                             ================      ================

   Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                     $10,294                $7,174
                                                                             ================      ================
        Income taxes, net of refunds                                                   1,733                   820
                                                                             ================      ================

See accompanying notes to Condensed Consolidated Financial Statements.

NOTE 1 -- Basis of Presentation:

Basis of Presentation

     The Condensed Consolidated Financial Statements of Trimble Navigation Limited and subsidiaries, ("Trimble" or the "Company") for the three and six month periods ended June 28, 2002, and June 29, 2001, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at December 28, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Trimble's Annual Report on Form 10-K for the fiscal year ended December 28, 2001.

     The results of operations for the three and six month periods ended June 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2003.

New Accounting Standards

     Trimble adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," at the beginning of fiscal 2002. The effect of adopting SFAS 144 did not have a material impact on the Company's financial position or results of operations.

     Trimble adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), at the beginning of fiscal 2002. Application of the nonamortization provisions of SFAS 142 significantly reduced amortization expense of purchased intangibles to approximately $4.3 million for the six month period ended June 28, 2002 from $14.7 million in the prior year. The Company reclassified identifiable intangible assets with indefinite lives, as defined by SFAS 142, to goodwill at the date of adoption. The Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. No impairment charge resulted from the impairment tests. The effect of adopting SFAS No. 141 and 142 did not have a material impact on the Company's financial position or results of operations.

     In July 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

NOTE 2 -- Acquisitions:

Grid Data

     On April 2, 2001, Trimble acquired certain assets of Grid Data, an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, the purchase agreement provided for Trimble to make certain earn-out payments based upon the completion of certain business milestones. In April 2002, Trimble agreed to issue 268,352 shares of Trimble's common stock to Grid Data in settlement of all earn-out payments due under the purchase agreement. These shares were issued in June 2002 and resulted in additional goodwill of $4.7 million, with a final purchase price of approximately $8.2 million.

Spectra Precision Group Restructuring Activities

     At the time the Company acquired the Spectra Precision Group in July 2000, the Company formulated a restructuring plan and provided approximately $9.0 million for costs to close certain duplicative office facilities, combine operations including redundant domestic and foreign legal entities, reduce workforce in overlapping areas, and relocate certain employees. These costs were accrued for as part of the allocation of the purchase price. Included in the total cost was approximately $2.7 million related to the discontinuance of overlapping product lines, which was included in our reserve for excess and obsolete inventory. The facility consolidation and employee relocations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of the Spectra Precision Group. As of June 28, 2002, the Company had charged against the reserve approximately $3.6 million of non inventory related charges, which consisted of $ 1.1 million for legal and tax consulting expenses relating to consolidation of legal entities, $ 1.3 million for severance expenses, $0.8 million for facilities and direct sales office closures, $ 0.3 million for an underfunded pension plan, and other costs of $0.1 million, of which $0.7 million was paid in the first six months of 2002.

     The Company revised its final estimates for costs to complete the remaining planned activities and accordingly reduced its restructuring reserve by approximately $1.1 million, with a corresponding adjustment to Goodwill, in the fourth quarter of fiscal 2001. The reserve balance was approximately $1.3 million at June 28, 2002, and the Company anticipates completing the majority of its remaining restructuring activities during fiscal 2002. These activities consist principally of legal costs and other expenses required to combine redundant legal entities.

     The elements of the reserve at June 28, 2002, on the balance sheet (included in accrued liabilities) are as follows:

                              Employee Severance and    Facility Closure, Legal
                                    Relocation              and Tax Expense           Total
(In thousands)
Total reserve                        $ 1,945                    $ 4,370               $ 6,315
Amounts paid/written off              (1,685)                    (2,296)               (3,981)
Revision to estimates                   (260)                      (812)               (1,072)
                            --------------------------------------------------------------------------
Balance as of June 28, 2002          $     -                    $ 1,262               $ 1,262
                            ==========================================================================

NOTE 3 -- Goodwill and Intangible Assets:

     Goodwill and intangible assets consisted of the following:

                                                                                 June 28,            December 28,
                                                                                   2002                  2001
-------------------------------------------------------------------------- --------------------- ---------------------
(In thousands)
Intangible assets:
  Intangible assets with indefinite life:
      Distribution channel                                                 $             -       $         73,363
      Assembled workforce                                                                -                 17,773
                                                                           -----------------     -----------------
  Total intangible assets with indefinite life                                           -                 91,136
  Intangible assets with definite life:
     Existing technology                                                            25,096                 23,907
     Trade names, trade marks, patents, and other intellectual properties           19,466                 18,394
                                                                           -----------------     -----------------
Total intangible assets with definite life                                          44,562                 42,301
                                                                           -----------------     -----------------
Total intangible assets                                                    $        44,562       $        133,437
Less accumulated amortization                                                      (19,602)               (33,185)
                                                                           -----------------     -----------------
Total net intangible assets                                                $        24,960       $        100,252
                                                                           =================     =================
Goodwill:
    Goodwill, Spectra Precision acquisition *                                      182,110                116,001
    Goodwill, other acquisitions *                                                  20,476                 14,710
                                                                           -----------------     -----------------
Total goodwill                                                             $       202,586                130,711
Less accumulated amortization *                                                          -                (10,659)
                                                                           -----------------     -----------------
Total net goodwill                                                         $       202,586       $        120,052
                                                                           =================     =================

--------------------------------------------------------------------------------
* Goodwill as of June 28, 2002 includes assembled workforce and distribution channel amounts, which were reclassified to goodwill in accordance with FAS
     142. Also, June 28, 2002 amounts are shown net of accumulated depreciation from December 2001.

     The Company adopted SFAS No. 142 on January 1, 2002. As a result, goodwill is no longer amortized and intangible assets with indefinite lives were reclassified to goodwill.

     For  comparative  purposes,  the pro forma  adjusted  net  income per share
excluding   amortization  of  goodwill,   distribution  channel,  and  assembled
workforce is as follows:

                                                               Three Months Ended                    Six Months Ended
                                                              June 28,          June 29,         June 28,          June 29,
                                                                2002              2001             2002              2001
---------------------------------------------------------- ---------------- ----------------- ---------------- -----------------
(In thousands)
Net income (loss)                                              $4,326           $(1,974)          $3,611          $(13,561)
  Add back SFAS 142 adjustments:
      Amortization of Goodwill                                                    1,954                              3,909
      Amortization of distribution channel                                        2,808                              5,615
      Amortization of assembled workforce                                           459                               917
                                                           ---------------- ----------------- ---------------- -----------------
Adjusted net income (loss)                                     $4,326            $3,247           $3,611           $(3,120)

Basic and diluted net income (loss) per share                  $ 0.15            $(0.08)          $ 0.13           $ (0.56)
Add back:
    Amortization of Goodwill                                                       0.08                               0.16
    Amortization of distribution channel                                           0.11                               0.23
    Amortization of assembled workforce                                            0.02                               0.04

Pro forma adjusted basic and diluted net income (loss)
     per share                                                 $ 0.15           $ 0.13            $ 0.13           $ (0.13)
                                                               ======           ======            ======           ========


NOTE 4 -- Certain Balance Sheet Components:

     Inventories consisted of the following:

                                          June 28,              December 28,
                                            2002                    2001
----------------------------------------------------------- --------------------
(In thousands)

Raw materials                         $     26,654             $     25,790
Work-in-process                              8,440                    7,177
Finished goods                              17,501                   18,843
                                     -------------            -------------
                                      $     52,594             $     51,810
                                     =============            =============

     Property and equipment consisted of the following:

                                          June 28,              December 28,
                                            2002                    2001
----------------------------------------------------------- --------------------
(In thousands)

Machinery and equipment             $       67,994          $        66,265
Furniture and fixtures                       6,498                    6,367
Leasehold improvements                       6,204                    5,882
Buildings                                    4,112                    3,979
Land                                         1,686                    1,657
                                    ---------------         ----------------
                                            86,494                   84,150
Less accumulated depreciation              (61,205)                 (56,608)
                                    ---------------         ----------------
                                    $       25,289          $        27,542
                                    ===============         ================

     Other current assets consisted of the following:

                                          June 28,              December 28,
                                            2002                    2001
----------------------------------------------------------- --------------------
(In thousands)

Notes receivable                      $      2,795            $       2,130
Prepaid expenses                             5,280                    4,150
Other                                          480                      256
                                    --------------          ---------------
                                      $      8,555            $       6,536
                                    ==============          ===============

         Other noncurrent assets consisted of the following:

                                          June 28,              December 28,
                                            2002                    2001
----------------------------------------------------------- --------------------
(In thousands

Debt issuance costs, net              $      3,088          $        3,046
Other investments                            2,338                   2,737
Deposits                                     1,302                   1,241
Other                                        4,083                   3,038
                                    --------------          -----------------
                                      $     10,811          $       10,062
                                    ==============          =================

NOTE 5 -- Derivative Financial Instruments:

Forward foreign currency exchange contracts.

     At June 28, 2002, Trimble had forward foreign currency exchange contracts to sell approximately 101.7 million Japanese yen and approximately 2.9 million Euros, and to buy approximately 65.7 million Japanese yen and approximately 0.9 million British pounds sterling, at contracted rates that mature over the next two months.

NOTE 6 -- Disposition of Line of Business:

Disposition of Line of Business:

     On March 6, 2001, the Company sold certain product lines of its Air Transport Systems to Honeywell Inc. for approximately $4.5 million in cash. Under the asset purchase agreement, Honeywell International, Inc. purchased product lines that included the HT 1000, HT 9000, HT 9100 and Trimble's TNL 8100. As part of this sale, during the third quarter of fiscal 2001, the Company also sold other product lines and discontinued its manufacturing operations in Austin, Texas. The Company also incurred severance costs of approximately $1.7 million which is included in restructuring charges related to the termination of employees associated with the product lines disposed of in fiscal 2001.

        At June 28, 2002, the Company has a provision of $1.3 million for related liabilities associated with the disposition of these product lines and the discontinuance of its manufacturing operations.

NOTE 7 -- Long-Term Debt:

     Trimble's long-term debt consists of the following:

                                                              June 28,             December 28,
                                                                2002                  2001
--------------------------------------------------------------------------------------------------
 (In thousands)
 Credit Facilities:
    Five Year Term Loan                                           $  42,600             $  61,300
    U.S. and Multi-Currency Revolving Credit Facility                43,000                40,000
 Subordinated note                                                   68,670                84,000
 Promissory notes                                                     4,563                 5,189
 Other                                                                   32                    76
                                                         -------------------    ------------------
                                                                    158,865               190,565
 Less current portion                                                66,799                63,468
                                                         -------------------    ------------------
 Noncurrent portion                                               $  92,066            $  127,097
                                                         ===================    ==================

Credit Facilities

     In July 2000, Trimble obtained $200 million of senior, secured credit facilities (the "Credit Facilities") from a syndicate of banks to support the acquisition of the Spectra Precision Group and the Company's ongoing working capital requirements and to refinance certain existing debt. At June 28, 2002, Trimble has approximately $85.6 million outstanding under the Credit Facilities, comprised of $42.6 million under a $100 million five-year term loan, $25 million under a $50 million three-year U.S. dollar only revolving credit facility ("revolver"), and $18 million under a $50 million three-year multi-currency revolver. The Company has access to $57 million of cash under the terms of its three-year revolver loans. The Company has commitment fees on the unused portion of 0.5% if the leverage ratio (which is defined as all outstanding debt, excluding the seller subordinated note, over Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is
2.0 or greater and 0.375% if the leverage ratio is less than 2.0.

     Pricing for any borrowings under the Credit Facilities was fixed for the first six months at LIBOR plus 275 basis points and is thereafter tied to a formula, based on the Company's leverage ratio. The weighted average interest rate under the Credit Facilities was 4.6% for the month of June 28, 2002.

     The Credit Facilities are secured by all material assets of the Company, subject to foreign tax considerations. If Trimble is able to achieve and maintain a leverage ratio (Debt/EBITDA) of 2.0x or less for four consecutive quarters, the security for the Credit Facilities will be released. Financial covenants of the Credit Facilities include leverage, fixed charge, and minimum net worth tests. Should the Company default on one or more covenants, the Company will attempt to obtain either waivers or amendments to the Facilities. There can be no assurances that the Company will be able to obtain any necessary waivers or amendments.

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

Subordinated Note

     In the first fiscal quarter of 2002, the Company renegotiated the terms of its subordinated note and under the revised agreement, Spectra Physics Holdings, Inc., a subsidiary of Thermo Electron, extended the term of the note until July 14, 2004, at the current interest rate of approximately 10.4% per year. As a result of the amendment, the outstanding balance of the note at December 28, 2001 of $84 million was reclassified as long-term. As of June 28, 2002 the principal amount outstanding was $68.7 million. To the extent that interest and principal due on the maturity date becomes delinquent, an additional 4% interest rate per annum will apply. Currently, the note bears interest at a weighted average rate of 10.4%.

     The Credit Facilities allow Trimble to repay the subordinated note at any time (in part or in whole), provided that (a) Trimble's leverage ratio (Debt (excluding the seller note)/EBITDA) prior to such repayment is less than 1.0x and (b) after giving effect to such repayment Trimble would have (i) a leverage ratio (Debt (excluding any remaining portion of the subordinated note)/EBITDA) of less than 2.0x and (ii) cash and unused availability under the revolvers of the Credit Facilities of at least $35 million. The note, by its terms, is subordinated to the Credit Facilities.

Promissory Notes

     The promissory notes at the end of June 28, 2002 include a $2.7 million obligation to the former owners of ZSP Geodetic Systems GmbH, a subsidiary of Trimble, assumed by the Company when it acquired the Spectra Precision Group. The $2.7 million debt obligation has a stated maturity of September 2002 and bears interest at 6%.

     In addition, these notes include a $1.8 million promissory note arising from the purchase of a building for the Company's Corvallis, Oregon site. The note is payable in monthly installments through April 2015 bearing a variable interest rate (5.4% at June 28, 2002).

     The Company's weighted average cost of debt is approximately 5.7% as of June 28, 2002.

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

                                   ------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                      June 28, 2002
                                   ------------------------------------------------------------------------------------
                                   -------------- ------------ ------------ --------------- -------------- ------------
                                    Engineering     Trimble      Trimble
                                         &           Field       Mobile       Component       Portfolio
                                   Construction    Solutions    Solutions    Technologies   Technologies      Total
---------------------------------- -------------- ------------ ------------ --------------- -------------- ------------
---------------------------------- -------------- ------------ ------------ --------------- -------------- ------------
(In thousands)
External net revenues                 $79,891        $18,212       $1,840       $15,175      $   8,138        $123,256
                                      =======        =======       ======       =======      =========        ========
Operating income (loss) before
   corporate allocations               15,151          3,869       (2,844)        2,374          2,170          20,720

                                     ----------------------------------------------------------------------------------
                                                                     Six Months Ended
                                                                       June 28, 2002
                                     ----------------------------------------------------------------------------------
                                     -------------- ------------ ------------ --------------- ------------- -----------
                                      Engineering     Trimble      Trimble
                                           &           Field       Mobile       Component      Portfolio
                                     Construction    Solutions    Solutions    Technologies   Technologies    Total
------------------------------------ -------------- ------------ ------------ --------------- ------------- -----------
------------------------------------ -------------- ------------ ------------ --------------- ------------- -----------
(In thousands)
External net revenues                  $148,301        $36,243       $4,192       $25,200        $13,349     $227,285
                                       ========        =======       ======       =======        =======     ========
Operating income (loss) before
   corporate allocations                 26,819          8,386        (5906)        3,599          1,881       34,799

                                   ------------------------------------------------------------------------------------
                                                                      June 28, 2002
                                   ------------------------------------------------------------------------------------
                                   -------------- ------------ ------------ --------------- -------------- ------------
                                    Engineering     Trimble      Trimble
                                         &           Field       Mobile       Component       Portfolio
                                   Construction    Solutions    Solutions    Technologies   Technologies      Total
---------------------------------- -------------- ------------ ------------ --------------- -------------- ------------
(In thousands)
Assets:
   Accounts receivable (1)               $73,345      $11,746       $2,167           $9,125        $6,892    $103,275
   Inventory                              40,383        4,974        2,044              781         4,745      52,927


                                   ------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                      June 29, 2001
                                   ------------------------------------------------------------------------------------
                                   -------------- ------------ ------------ --------------- -------------- ------------
                                    Engineering     Trimble      Trimble
                                         &           Field       Mobile       Component       Portfolio
                                   Construction    Solutions    Solutions    Technologies   Technologies      Total
---------------------------------- -------------- ------------ ------------ --------------- -------------- ------------
---------------------------------- -------------- ------------ ------------ --------------- -------------- ------------
(In thousands)
External net revenues                 $86,934        $18,963       $2,963       $16,615         $8,112        $133,587
                                      =======        =======       ======       =======         ======        ========
Operating income (loss) before
   corporate allocations               17,487          4,016       (2,651)        3,011           (596)         21,267

                                     ----------------------------------------------------------------------------------
                                                                     Six Months Ended
                                                                       June 29, 2001
                                     ----------------------------------------------------------------------------------
                                     -------------- ------------ ------------ --------------- ------------- -----------
                                      Engineering     Trimble      Trimble
                                           &           Field       Mobile       Component      Portfolio
                                     Construction    Solutions    Solutions    Technologies   Technologies    Total
------------------------------------ -------------- ------------ ------------ --------------- ------------- -----------
------------------------------------ -------------- ------------ ------------ --------------- ------------- -----------
(In thousands)
External net revenues                  $160,647        $35,970       $5,888       $32,777        $16,168     $251,450
                                       ========        =======       ======       =======        =======     ========
Operating income (loss) before
   corporate allocations                 27,792          7,129       (5,451)        5,244         (1,233)      33,481

                                     ----------------------------------------------------------------------------------
                                                                     December 28, 2001
                                     ----------------------------------------------------------------------------------
                                     -------------- ------------ ------------ --------------- -------------- ----------
                                      Engineering     Trimble      Trimble
                                           &           Field       Mobile       Component       Portfolio
                                     Construction    Solutions    Solutions    Technologies   Technologies     Total
------------------------------------ -------------- ------------ ------------ --------------- -------------- ----------
(In thousands)
Assets:
   Accounts receivable (1)           $   62,471     $   10,191   $     4,274  $     7,392     $     7,249     $91,577
   Inventory                             37,246          4,639         1,992        2,490           5,463      51,830
----------------------------

 (1) As presented, the accounts receivable number excludes cash received in advance, deferred revenue and reserves, which are not allocated between segments.

     The  following  are   reconciliations   corresponding   to  totals  in  the
accompanying consolidated financial statements:

                                                        Three Months Ended                Six Months Ended
                                                     June 28,        June 29,         June 28,        June 29,
                                                       2002            2001             2002            2001
------------------------------------------------- --------------- ---------------- --------------- ----------------
(In thousands)
Operating income (loss):
   Total for reportable segments                        $ 20,720        $ 21,267        $ 34,779        $ 33,481
   Unallocated corporate expenses                         (9,038)        (17,285)        (19,009)        (34,391)
                                                  ---------------- --------------- ---------------- ---------------
       Operating income (loss)                          $ 11,682        $  3,982         $ 15,770       $   (910)
                                                  ================ =============== ================ ===============

                                                        June 28,   December 28,
                                                          2002         2001
-----------------------------------------------------------------  -------------
(In thousands)
Assets:
   Accounts receivable total for reportable divisions  $103,275        $91,577
   Unallocated (1)                                      (19,136)       (19,897)
                                                       ---------     ----------
       Total                                           $ 84,139        $71,680
                                                       =========     ==========

   Inventory total for reportable divisions             $52,927        $51,830
   Common inventory (2)                                    (333)           330
                                                       ---------     ----------
       Net inventory                                    $52,594        $52,160
                                                       =========     ==========
----------------------------
(1) Includes cash in advance, deferred revenue and reserves that are not allocated by segment.
(2) Consists of inventory that is common between the segments. Parts can be used by more than one segment.

The following table presents revenues by product groups.

                                        Three Months Ended                        Six Months Ended
                                     June 28,            June 29,            June 28,             June 29,
                                       2002                2001                2002                 2001
------------------------------- ------------------- ------------------- ------------------- ---------------------
(In thousands)
GPS products                               $65,149             $74,917            $119,124              $143,001
Laser and optical products                  54,412              54,773             100,557               101,367
Other                                        3,695               3,897               7,604                 7,082
                                ------------------- ------------------- ------------------- ---------------------
Total revenue                             $123,256            $133,587            $227,285              $251,450
                                =================== =================== =================== =====================

NOTE 9 -- Equity:

     Comprehensive Income (Loss)

     The components of other comprehensive loss, net of related tax, include:

                                                  Three Months Ended                   Six Months Ended
                                                 June 28,          June 29,         June 28,          June 29,
                                                   2002              2001             2002              2001
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
(In thousands)
Cumulative foreign currency translation adjustments    $11,685      $(3,751)              $11,469     $(11,928)
Net gain (loss) on interest rate swap                       -          (102)                 203          (231)
Net unrealized gain on investments                         14           105                   14           105
                                                  -----------     ----------          -----------   -----------
   Other comprehensive loss                           $11,699       $(3,748)             $11,686      $(12,054)
                                                  ===========     ==========          ===========   ===========

     The change in cumulative foreign currency translation for the three and six months ended June 28, 2002 was primarily due to the weakening of the U.S. dollar against the Euro and Swedish Krona.

     Accumulated other comprehensive income (loss) on the consolidated balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments.

     The components of accumulated other comprehensive income (loss), net of related tax as follows:

                                                     June 28,      December 28,
                                                       2002            2001
--------------------------------------------------------------------------------
(In thousands)
Cumulative foreign currency translation adjustments    $(7,260)       $(18,729)
Net loss on interest rate swap                               -            (203)
Net unrealized gain on investments                          30              16
                                                     ----------      ----------
   Accumulated other comprehensive loss                $(7,230)       $(18,916)
                                                     ==========      ==========

         Warrants

     On April 12, 2002, the Company issued to Spectra Physics Holdings USA, Inc., a subsidiary of Thermo Electron Corporation, a warrant to purchase up to 376,233 shares of Trimble's common stock over a fixed period of time. Initially, Spectra Physics' warrant entitles it to purchase 200,000 shares of common stock over a five-year period at an exercise price of $15.11 per share. On a quarterly basis beginning July 14, 2002, Spectra Physics' warrant is exercisable for an additional 250 shares of common stock for every $1 million of principal and interest outstanding until the note is paid off in full. These shares will be purchasable at a price equal to the average of Trimble's closing price for the five days immediately preceding the last trading day of each quarter. On July 14, 2002 an additional 17,364 shares became exercisable over a 5 year period at an exercise price of $14.46 per share. Under the terms of the warrant, the total number of shares issued will not exceed 376,233 shares. The warrant was valued at $1.3 million and is being amortized to interest expense over the remaining term of the related subordinated note.

NOTE 10 -- Earnings Per Share:

     The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential Common Stock.

                                                             Three Months Ended               Six Months Ended
                                                            June 28,       June 29,       June 28,        June 29,
                                                              2002           2001           2002            2001
----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Numerator:
   Income (loss) available to common shareholders used
     in basic and diluted loss per share                      $ 4,326       $ (1,974)        $ 3,611       $(13,561)
                                                           ===========   ============    ============    ===========
Denominator:
   Weighted-average number of common shares used in
     calculating basic income (loss) per share                 28,339         24,525         28,149          24,372

   Effect of dilutive securities:
     Common stock options                                         673             --            587              --
     Common stock warrants                                         46             --             22              --
                                                          -----------    -----------   ------------     -----------

   Weighted-average number of common shares and
     dilutive potential common shares used in
     calculating diluted income (loss) per share               29,058         24,525         28,758          24,372
                                                          ===========   ============    ============    ===========

Basic income (loss) per share                               $  0.15       $ (0.08)          $  0.13         $(0.56)
                                                          ===========   ============    ============    ===========

Diluted income (loss) per share                             $  0.15       $ (0.08)          $  0.13         $(0.56)
                                                          ===========   ============    ============    ===========

     Options and warrants were not included in the computation of earnings per share in the three and six months ended June 29, 2001 because the Company reported a net loss. If Trimble had reported net income, additional 895,000 and 1,087,000 common equivalent shares related to outstanding options and warrants would have been included in the calculation of diluted income (loss) per share for the three and six months ended June 29, 2001, respectively.

NOTE 11 -- Related-Party Transactions:

Related-Party Lease

     The Company currently leases office space in Ohio from an association of three individuals, two of whom are employees of one of the Company's U.S. operating units, under a noncancelable operating lease arrangement expiring in 2011. The annual rent is $345,000 and is subject to adjustment based on the terms of the lease. The

Condensed Consolidated Statements of Operations include expenses from this operating lease of $86,351 and $172,702 for the three and six month periods ended June 28, 2002 and June 29, 2001, respectively.

Related -Party Notes Receivable

     The Company has notes receivable from officers and employees of $1.2 million as of June 28, 2002 and $955,000 as of December 28, 2001. The notes bear interest from 4.49% to 6.30% and have an average remaining life of 3.14 years as of June 28, 2002.

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

     In August 2001, Lockheed Martin Corporation served a complaint alleging patent infringement of U.S. Patent No. 4,949,089 on the Company, Spectra Precision, Inc., Leica Geosystems, Inc., Sokkia Corporation and Carl Zeiss, Inc. The lawsuit was filed in the United States District Court for the Eastern District of Texas, Marshall Division. In July 2002, the Company entered into a settlement agreement with Lockheed Martin and the court action was dismissed. The settlement did not have a material adverse effect on the financial results of the Company.

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

NOTE 13 -- Restructuring Charges:

     Restructuring charges of $0.2 million and $0.5 million were recorded for the three and six month periods ended June 28, 2002 respectively, which are primarily related to severance costs. For the three and six month periods ended June 29, 2001, restructuring charges of $0.9 million and $2.6 million were recorded, which are primarily related to severance costs. These restructuring activities impacted 30 individuals in the first six months of fiscal 2002. In the six months of fiscal 2001, 195 individuals were impacted. As of June 28, 2002, all of the restructuring charges have been paid.

NOTE 14 -- Joint Venture:

     On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT, or "Joint Venture"), a joint venture formed by Trimble and Caterpillar began operations. The joint venture, 50 percent owned by Trimble and 50 percent owned by Caterpillar, will develop and market, the next generation of advanced electronic guidance and control products for earthmoving machines in the construction, mining and waste industries. CTCT is based in Dayton, Ohio. Under the terms of the joint venture agreement, Caterpillar contributed $11.0 million cash and selected technology, for a total contributed value of $14.5 million and Trimble contributed selected existing machine control product technologies valued at $25.5 million. Additionally, both companies have licensed patents and other intellectual property from their portfolios to the joint venture. During the first fiscal quarter of 2002, Trimble received a special cash distribution of $11.0 million from the joint venture.

     During the second fiscal quarter of 2002, Trimble recorded approximately $1.2 million of expenses under the heading of "Expense for affiliated operations, net" in Non operating income (expense) related to certain transactions between the Company and the Joint Venture. This was comprised of approximately $1.6 million of incremental costs incurred by Trimble as a result of purchasing products from the Joint Venture at a higher transfer price than its original manufacturing costs, offset by approximately $0.4 million of contract manufacturing fees charged to the Joint Venture by Trimble. Due to the nature of the transfer price agreements between Trimble and the Joint Venture, a related party, the impact of these agreements are classified under Non operating income (expense).

     In addition, during the second fiscal quarter of 2002, the Company recorded lower operating expenses of approximately $1.3 million due to the transfer of employee related expenses for research and development ($1.0 million), and sales, marketing and administrative functions ($0.3 million) to the Joint Venture. These employees are devoted to the Joint Venture and are primarily engaged in developing next generation products and technology for that entity.

     Trimble has adopted the equity method of accounting for its investment in the Joint Venture. This requires the company to record 50 percent of the Joint Venture profits or losses in a given fiscal period. During the second fiscal quarter of 2002, and the first quarter of its operations, the Joint Venture reported a profit of $262,000 of which Trimble's share is $131,000.

     The Company has elected to treat the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from the Joint Venture under the equity method described above. When the Joint Venture is profitable on a sustainable basis, and future operating losses are not anticipated, then Trimble will recognize as a gain, the portion of the $11.0 million which is unamortized. To the extent that it is possible that Trimble will have any future funding obligation relating to the Joint Venture, then the relevant amount of the $11.0 million will be deferred until such a time as the funding obligation no longer exists. In future periods, both the Company's share of profits (losses) under the equity method, and the amortization of its $11.0 million deferred gain will be recorded under the heading of "Expense for affiliated operations, net" in Non operating income (expense).

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

BUSINESS DEVELOPMENTS

     On April 2, 2001, Trimble acquired certain assets of Grid Data, an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, the purchase agreement provided for Trimble to make certain earn-out payments based upon the completion of certain business milestones. In April 2002, Trimble agreed to issue 268,352 shares of Trimble's common stock to Grid Data in settlement of all earn-out payments due under the purchase agreement. These shares were issued in June 2002 and resulted in additional goodwill of $4.7 million, with a final purchase price of approximately $8.2 million.

     In August 1999, Trimble and Solectron entered into a supply agreement that provided for the exclusive manufacture by Solectron of a significant portion of Trimble's products for the three-year period ending August 13, 2002. The agreement was extended for a one year period expiring in August 2003. As of the date of this report, the Company is engaged in negotiations with Solectron regarding the nature of the manufacturing agreement going forward. The Company does not expect to experience any disruptions in its product supply as a result of these negotiations.

CATERPILLAR JOINT VENTURE

     On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT, or "Joint Venture"), a joint venture formed by Trimble and Caterpillar began operations. The joint venture, 50 percent owned by Trimble and 50 percent owned by Caterpillar, will develop and market, the next generation of advanced electronic guidance and control products for earthmoving machines in the construction, mining and waste industries. CTCT is based in Dayton, Ohio. Under the terms of the joint venture agreement, Caterpillar contributed $11.0 million cash and selected technology, for a total contributed value of $14.5 million and Trimble contributed selected existing machine control product technologies valued at $25.5 million. Additionally, both companies have licensed patents and other intellectual property from their portfolios to the joint venture. During the first fiscal quarter of 2002, Trimble received a special cash distribution of $11.0 million from the joint venture.

     During the second fiscal quarter of 2002, Trimble recorded approximately $1.2 million of expenses under the heading of "Expense for affiliated operations, net" in Non operating income (expense) related to certain transactions between the Company and the Joint Venture. This was comprised of approximately $1.6 million of incremental costs incurred by Trimble as a result of purchasing products from the Joint Venture at a higher transfer price than its original manufacturing costs, offset by approximately $0.4 million of contract manufacturing fees charged to the Joint Venture by Trimble. Due to the nature of the transfer price agreements between Trimble and the Joint Venture, a related party, the impact of these agreements are classified under Non operating income (expense).

     In addition, during the second fiscal quarter of 2002, the Company recorded lower operating expenses of approximately $1.3 million due to the transfer of employee related expenses for research and development ($1.0 million), and sales, marketing and administrative functions ($0.3 million) to the Joint Venture. These employees are devoted to the Joint Venture and are primarily engaged in developing next generation products and technology for that entity.

     Trimble has adopted the equity method of accounting for its investment in the Joint Venture. This requires the company to record 50 percent of the Joint Venture profits or losses in a given fiscal period. During the second fiscal quarter of 2002, and the first quarter of its operations, the Joint Venture reported a profit of $262,000 of which Trimble's share is $131,000.

     The Company has elected to treat the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from the Joint Venture under the equity method described above. When the Joint Venture is profitable on a sustainable basis, and future operating losses are not anticipated, then Trimble will recognize as a gain, the portion of the $11.0 million which is unamortized. To the extent that it is possible that Trimble will have any future funding obligation relating to the Joint Venture, then the relevant amount of the $11.0 million will be deferred until such a time as the funding obligation no longer exists. In future periods, both the Company's share of profits (losses) under the equity method, and the amortization of its $11.0 million deferred gain will be recorded under the heading of "Expense for affiliated operations, net" in Non operating income (expense).

RESULTS FROM CONTINUING OPERATIONS EXCLUDING INFREQUENT AND ACQUISITION RELATED ADJUSTMENTS

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

                                                              Three Months Ended                   Six Months Ended
                                                            June 28,           June 29,         June 28,         June 29,
                                                              2002               2001             2002             2001
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes from continuing
  Operations                                                 $ 6,326             $ (974)           $ 6,611       $ (12,061)
Infrequent and acquisition-related charges:
   Loss on sale of business (Other income and expense)             -                  -                  -             240
   Amortization of goodwill and other purchased
     intangibles                                               2,324              7,394              4,302          14,710
     Gain on sale of minority investment (Other
     income and expense)                                           -               (270)                 -            (270)
   Restructuring charges                                         188                910                492           2,634
                                                       -------------         ----------         ----------     -----------
 Total infrequent and acquisition-related charges              2,512              8,034              4,794          17,314
                                                       -------------         ----------         ----------     -----------
Adjusted income (loss) before income taxes from
     continuing operations                                     8,838              7,060             11,405           5,253
Income tax provision                                           2,000                475              3,000             950
                                                       -------------         ----------         ----------     -----------
Adjusted net income                                          $ 6,838            $ 6,585             $8,405         $ 4,303
                                                       =============         ==========         ==========     ===========

RESULTS OF  OPERATIONS

     The Company's annual revenues from operations for the three and six month periods ended June 28, 2002 were $123.3 million and $227.3 million, as compared with $133.6 million and $251.5 million in the corresponding periods in fiscal 2001. The net income for the three and six months ended June 28, 2002, was $4.3 million, or $0.15 diluted income per share and $3.6 million, or $0.13 diluted income per share, compared to a net loss for the corresponding periods in fiscal 2001, of $2.0 million, or $0.08 diluted loss per share and $13.6 million or $0.56 diluted loss per share. Summary of financial data by business segment follows.

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

                                              Three Months Ended                                     Six Months Ended
                                                 % of                      % of                   % of                    % of
                                  June 28,       Total        June 29,     Total      June 28,    Total        June 29,   Total
                                    2002        Revenue        2001       Revenue      2002       Revenue       2001      Revenue
-------------------------------------------- -------------- ----------- ----------- ----------- ----------- ----------- ------------
(Dollars in thousands)
Engineering and Construction
   Revenue                          $79,891            65%     $86,934         65%    $148,301         65%    $160,647          64%
   Segment Operating income
     from operations                 15,151                     17,487                  26,819                  27,792
   Segment Operating income
    as a percentage of  segment
    revenue                             19%                        20%                     18%                     17%
Trimble Field Solutions
   Revenue                           18,212            15%      18,963         14%      36,243         16%      35,970          14%
   Segment Operating income
     from operations                  3,869                      4,016                   8,386                   7,129
   Segment Operating income
     as a percentage of segment
      revenue                           21%                        21%                     23%                     20%
Trimble Mobile Solutions
   Revenue                            1,840             2%       2,963          2%       4,192          2%       5,888           2%
   Segment Operating loss from
    operations                      (2,844)                    (2,651)                 (5,906)                 (5,451)
   Segment Operating loss
    as a percentage of  segment
    revenue                          (155)%                      (89)%                  (141)%                   (93)%
Component Technologies
   Revenue                           15,175            12%      16,615         13%      25,200         11%      32,777          13%
   Segment Operating income
     from operations                  2,374                      3,011                   3,599                   5,244
   Segment Operating income
    as a percentage of  segment
    revenue                             16%                        18%                     14%                     16%
Portfolio Technologies
   Revenue                            8,138              6%      8,112          6%      13,349          6%      16,168           6%
   Segment Operating income
     (loss) from operations           2,170                      (596)                   1,881                 (1,233)
   Segment Operating income
     (loss) as a percentage of
     segment  revenue                   27%                       (7%)                     14%                     (7)%

Total Revenue                      $123,256                   $133,587                 $227,285                 $251,450
Total Segment Operating
     income from continuing
      operations                    $20,720                    $21,267                   34,779                   33,481


     A reconciliation of Trimble's consolidated segment operating income to consolidated income (loss) before income taxes from operations follows:

                                                              Three Months Ended                 Six Months Ended
                                                           June 28,        June 29,           June 28,       June 29,
                                                             2002            2001               2002           2001
------------------------------------------------------- ---------------- -------------- --- -------------- --------------
(In thousands)
Consolidated segment operating income from
  continuing operations                                      $   20,720      $  21,267           $  34779      $  33,481
Unallocated corporate expense                                   (6,526)         (8,981)           (14,215)       (17,047)
Amortization of  goodwill and other purchased
  intangibles                                                   (2,324)         (7,394)            (4,302)       (14,710)
Restructuring charges                                             (188)           (910)              (492)        (2,634)
Non-operating  income (expense), net                            (5,356)         (4,956)            (9,159)       (11,151)
                                                        ---------------- -------------- --- -------------- --------------
Income (loss) from operations before income taxes            $   6,326       $    (974)          $  6,611      $ (12,061)
                                                        ================ ============== === ============== ==============

Revenue

     For the three months ended June 28, 2002, total revenue decreased by $10.3 million or 7% to $123.3 million from $133.6 million in the corresponding period in fiscal 2001.

     For the six months ended June 28, 2002, total revenue decreased by $24.2 million or 10% to $227.3 million from $251.5 million in the corresponding period in fiscal 2001.

Engineering and Construction

Revenue

     Products within the Engineering and Construction segment include surveying, general construction, site preparation, excavation, road and runway construction, interior construction and underground construction systems. Engineering and Construction revenues decreased by $7.0 million and $12.3 million or 8% for the three and six months ended June 28, 2002 as compared with the same corresponding periods in fiscal 2001. The decreases were due to the following:

o As a result of a shift in the distribution model from direct sales offices to more dealer dependent channels, Construction Instruments and Machine Control product lines recorded reduced revenue which accounted for $3.3 million and $6.1 million decline for the three and six month periods, respectively.

o During the second quarter of fiscal 2002 the Survey product lines recorded a decline over the previous year due to surveyors, state and local governmental agencies, and other construction professionals delaying the purchase of new equipment. The Construction Instruments product line also recorded a decline in revenues due to the continuing general economic slowdown in fiscal 2002.

Operating Income

     Engineering and Construction operating income decreased by $2.3 million and $0.9 million or 13% and 4% for the three and six months ended June 28, 2002 as compared with the same corresponding periods in fiscal 2001. The decreases were due to the following:

o Lower revenues and a shift in product mix accounted for a decline in gross margins for the Engineering and Construction segment.

o The continued realization of cost synergies from actions implemented in 2001 as a result of the acquisition of the Spectra Precision Group. These actions included the integration of sales forces, rationalization of overlapping product lines, and the elimination of redundant development, and sales and service facilities. These cost savings helped to offset the decline in gross margins.

Trimble Field Solutions

Revenue

     Products within the Trimble Field Solutions segment include GPS-based machine guidance systems, field management systems, laser-based water management systems and solutions for a variety of applications in asset tracking. Trimble Field Solutions revenues decreased by $0.8 million or 4% for the three months ended June 28, 2002 as compared with the same corresponding period in fiscal 2001. Trimble Field Solutions revenues increased by $0.3 million or 1% for the six months ended June 28, 2002 as compared with the same corresponding period in fiscal 2001. The change in revenue was primarily due to the following:

o Much higher unit volumes and lower prices led to higher revenues for the Agricultural Machine Guidance systems resulting mainly from new products introduced at attractive price points.

o The increase in Agricultural revenues was offset by lower volumes for Geographic Information Systems (GIS) Data Capture products. The reduction in GIS Data capture product volumes was partially due to weakness in US federal, state, and local government spending.

Operating Income

     Trimble Field Solutions operating income decreased by $147,000 or 3% for the three months ended June 28, 2002 as compared with the same corresponding period in fiscal 2001. The slight decrease in operating income was due to the lower revenues above being offset by a decrease in operating expenses primarily a reduction in selling expenses.

     Trimble Field Solutions operating income increased by $1.3 million or 18% for the six months ended June 28, 2002 as compared with the same corresponding period in fiscal 2001. The increase in operating income was due to slightly higher revenues and a reduction in operating expenses primarily in selling expenses.

Trimble Mobile Solutions

Revenue

     Products within the Trimble Mobile Solutions segment combine GPS and information technologies to provide solutions for a variety of applications in fleet management. Trimble Mobile Solutions revenues decreased by $1.1 million or 38%, and $1.7 million or 29% for the three and six months ended June 28, 2002 as compared with the corresponding period in fiscal 2001. The decrease in revenue was due to the following factors:

o Weakness in our Satcom Galaxy Inmarsat C business. We announced early last year that we would exit this product line due to the wide availability and significant cost savings of cellular products.

o Slow down in system integration projects due to reduced spending at municipalities.

o    Reduced sales of wireless products due to the economic slow down.

Operating Income

     Trimble Mobile Solutions operating loss increased by $0.2 million or 7% and $0.5 million or 8% for the three and six months ended June 28, 2002 as compared with the corresponding period in fiscal 2001. The increase in operating loss were due to the following:

o Lower revenue base as compared to the same corresponding period of the previous year.

o Decrease in margins due to the sell-off of existing Satcom inventory at reduced prices.

o Significant costs incurred in the development of a service platform to enable a range of asset management solutions including an internet delivered cellular based solution for vehicle fleet management.

Component Technologies

Revenue

     Products within the Component Technologies segment consist principally of proprietary GPS chipsets and modules marketed to original equipment manufacturers. Component Technologies revenues decreased by $1.4 million or 9%, and $7.6 million or 23% for the three and six months ended June 28, 2002 as compared with the corresponding period in fiscal 2001. The decrease in revenue was primarily due to the following factors:

o Embedded product lines were down approximately $0.8 million or 20% and $3.1 million or 35% for the three and six month periods due to the economic slowdown.

o Wireless Infrastructure product lines were down by approximately $2.4 million or 37% and $4.1 million or 40% for the three and six month periods due to reduced spending in the telecommunications market.

o In-vehicle navigation sales increased by approximately $1.8 million for the three month period due to strong demand by one of our major customers. This was partially offset by a decrease in average selling prices. We expect this trend to continue as technology advances in component technology will enable, among other things, reduced cost

Operating Income

     Component Technologies operating income decreased by $0.6 million or 21% and $1.6 million or 31% for the three and six months ended June 28, 2002 as compared with the corresponding period in fiscal 2001. The decrease in operating income was due primarily to lower revenue, unfavorable product mix change, and partially offset by reductions in operating expenses.

Portfolio Technologies

Revenue

     This segment is an aggregation of various operations that each equal less than ten percent of the Company's total operating revenue. These markets include the operations of the Military Advanced Systems division and Tripod Data Systems. Portfolio Technologies revenues increased by $26,000 or less than 0.5% for the three months ended June 28, 2002 as compared with the same corresponding period in fiscal 2001. The increase in revenue was primarily due to the following:

o    Increase of $1.3 million or 46% in our military product lines.

o The above increases were offset by a reduction of $1.4 million in our commercial aviation product line. The sale of the air transport product line to Honeywell occurred in the first half of fiscal 2001.

     Portfolio Technologies revenues decreased by $2.8 million or 17% for the six months ended June 28, 2002 as compared with the same corresponding period in fiscal 2001. The decrease in revenue was due to a reduction of $3.1 million in our commercial aviation product line. The sale of the air transport product line to Honeywell occurred in the first half of fiscal 2001.

Operating Income

     Portfolio Technologies operating income increased by $2.8 million or 464%, and $3.1 million or 253% for the three and six months ended June 28, 2002 as compared with the same corresponding periods in fiscal 2001. The increase in operating income was primarily due to the following:

o Decrease in research and development expenses of approximately $0.7 million and $1.3 million is primarily due to an increase in cost reimbursement funds for military research and development programs and a reduction in temporary help and consultants.

o Disposal of the loss generating commercial aviation product line in the three and six months of fiscal 2001 of approximately $1.8 million and $2.0 million.

International Revenues.

     * Sales to our unaffiliated customers in locations outside the U.S. comprised approximately 46% and 49% of total revenues for six months ended June 28, 2002 and June 29, 2001, respectively. North and South America represented 59% of total revenue, Europe 29%, and Asia 12% in the first six months of fiscal 2002. We anticipate that sales to international customers will continue to account for a significant portion of our revenue. For this reason, we are subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, and on May 1, 2000, stated that it has no intent to ever again use Selective Availability (SA), a method of degrading GPS accuracy, there may be reluctance in certain foreign markets to purchase such products given the control of GPS by the U.S. Government. Trimble's results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.

Gross Margin

     Gross margin varies due to a number of factors, including product mix, international sales mix, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. Gross margin as a percentage of total revenues was 50% and 51% for the three and six months ended June 28, 2002 and 49% for the same corresponding periods in fiscal 2001. The increase in gross margin percentage for the first three and six months of 2002, compared with the same corresponding periods in fiscal 2001, was a result of Trimble incurring a $3.0 and $6.0 million charge primarily associated with the write-down of inventory related to the consolidation and simplification of product lines last year, which was not repeated in fiscal
2002. Cost synergies and further integration of our Spectra Precision acquisition also contributed to increased efficiencies in manufacturing costs over the prior fiscal year.

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

Operating Expenses

     The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                                                     Three Months Ended                Six Months Ended
                                                                  June 28,         June 29,        June 28,        June 29,
                                                                    2002             2001            2002            2001
--------------------------------------------------------------- -------------- ----------------- -------------- ---------------
(In thousands)
Research and development                                           $  14,986      $  15,736         $  30,024      $  31,555
Sales and marketing                                                   21,897         27,530            44,024         55,671
General and administrative                                             9,874          9,979            20,672         19,371
Restructuring charges                                                    188            910               492          2,534
Amortization of goodwill and other purchased intangibles               2,324          7,394             4,302         14,710
                                                                 -----------    -----------       -----------    -----------
 Total                                                             $  49,269      $  61,549         $  99,514      $ 123,941
                                                                 ===========    ===========       ===========    ===========

Research and Development

     Research and development spending decreased by $0.8 million and $1.5 million during the three and six month periods ended June 28, 2002, and represented 12% and 13% of revenue, compared with 12% and 13% in the same corresponding periods in fiscal 2001. The reduction of research and development expenses was due to the transfer of employee related expenses to the CTCT joint venture of approximately $1.0 million for the three months ended June 28, 2002.

* The Company believes that the development and introduction of new products is critical to its future success and expects to continue its active development of future products.

Sales and Marketing

     Sales and marketing expense decreased by $5.6 million and $11.6 million during the three and six month periods ended June 28, 2002, and represents 17% and 19% of revenue, compared with 21% and 22% in the same corresponding periods in fiscal 2001. The decreases in 2002 were due primarily to the following factors:

o During fiscal 2001 the Company sold off many of its direct sales offices which decreased sales and marketing expense by approximately $2.4 million and $5.0 million for the three and six months ended June 28, 2002 as compared to the same periods in fiscal year 2001.

o Decreases in compensation and related expenses, as well as, temporary help and consulting expenses of approximately $1.5 million and $2.9 million for the three and six months ended June 28, 2002 compared with similar periods in prior year.

o Decreases in travel, advertising, promotional, trade show, and sales commission expenses of approximately $1.1 million and $2.2 million for the three and six months ended June 28, 2002 compared with similar periods in prior year.

o    Reduction  in  facility,   equipment,  office  and  telephone  expenses  of
     approximately $0.5 million and $1.4 million for the three and six months ended June 28, 2002 compared with similar periods in the prior year.

* Trimble's future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, and on our ability to continue to identify and exploit new markets for our products.

General and Administrative

     General and administrative expense decreased by $0.1 million during the three month period ended June 28, 2002, representing 8% of revenue, compared with 7% in the same corresponding period in fiscal 2001. The decrease in 2002 was due primarily to the following factors:

o Reduction in equipment, office, outside services and telephone expenses of approximately $0.7 million for the three months ended June 28, 2002 compared with similar period in prior year.

o The above decreases were partially offset by an increase in compensation and related expenses, as well as, temporary help and consulting expenses of approximately $0.6 million for the three months ended June 28, 2002 compared with similar period in prior year.

     General and administrative expense increased by $1.3 million during the six month period ended June 28, 2002, representing 9% of revenue, compared with 7% in the same corresponding period in fiscal 2001. The increase in 2002 was due primarily to the following factors:

o An allowance for doubtful accounts charge of approximately $0.6 million during the first fiscal quarter of 2002 primarily related to exposures faced by the Company in Argentina because of the country's troubled economy, as well as customers impacted by the difficult economic climate.

o Increase in compensation and related expenses, as well as, temporary help and consulting/outside services.

Restructuring charges

     Restructuring charges of $0.2 million and $0.5 million were recorded for the three and six month periods ended June 28, 2002 respectively, which are primarily related to severance costs. For the three and six month periods ended June 29, 2001, restructuring charges of $0.9 million and $2.6 million were recorded, which are primarily related to severance costs. These restructuring activities impacted 30 individuals in the first six months of fiscal 2002. In the six months of fiscal 2001, 195 individuals were impacted. As of June 28, 2002, all of the restructuring charges have been paid.

Spectra Precision Group Restructuring Activities

     At the time the Company acquired the Spectra Precision Group in July 2000, the Company formulated a restructuring plan and provided approximately $9.0 million for costs to close certain duplicative office facilities, combine operations including redundant domestic and foreign legal entities, reduce workforce in overlapping areas, and relocate certain employees. These costs were accrued for as part of the allocation of the purchase price. Included in the total cost was approximately $2.7 million related to the discontinuance of overlapping product lines, which was included in our reserve for excess and obsolete inventory. The facility consolidation and employee relocations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of the Spectra Precision Group. As of June 28, 2002, the Company had charged against the reserve approximately $3.6 million, of non inventory related charges, which consisted of $ 1.1 million for legal and tax consulting expenses relating to consolidation of legal entities, $ 1.3 million for severance expenses, $0.8 million for facilities and direct sales office closures, $ 0.3 million for an underfunded pension plan, and other costs of $0.1 million, of which $0.7 million was paid in the first six months of 2002.

     The Company revised its final estimates for costs to complete the remaining planned activities and accordingly reduced its restructuring reserve by approximately $1.1 million, with a corresponding adjustment to Goodwill, in the fourth quarter of fiscal 2001. The reserve balance was approximately $1.3 million at June 28, 2002, and the Company anticipates completing the majority of its remaining restructuring activities during fiscal 2002. These activities consist principally of legal costs and other expenses required to combine redundant legal entities.

           The elements of the reserve at June 28, 2002, on the balance sheet (included in accrued liabilities) are as follows:

                              Employee Severance and    Facility Closure, Legal
                                    Relocation              and Tax Expense           Total
(In thousands)
Total reserve                        $ 1,945                    $ 4,370               $ 6,315
Amounts paid/written off              (1,685)                    (2,296)               (3,981)
Revision to estimates                   (260)                      (812)               (1,072)
                            --------------------------------------------------------------------------
Balance as of June 28, 2002          $     -                    $ 1,262               $ 1,262
                            ==========================================================================

Amortization of Goodwill, Purchased and Other Intangibles

                                                               Three Months Ended                   Six Months Ended
                                                            June 28,          June 29,         June 28,          June 29,
                                                              2002              2001             2002              2001
------------------------------------------------------- ----------------- ----------------- ---------------- -----------------
(In thousands)
Amortization of goodwill                                      $       -            $1,954       $         -           $3,909
Amortization of purchased intangibles                             2,324             5,440             4,302           10,801
Amortization of other intangibles                                   186               229               395              470
                                                        ----------------- ----------------- ---------------- -----------------
Total amortization of goodwill, purchased, and other
     intangibles                                                 $2,510            $7,623            $4,697          $15,180
                                                        ================= ================= ================ =================

     Amortization expense of goodwill, purchased and other intangibles decreased during the three and six month periods ended June 28, 2002 by approximately $5.1 million and $10. 5 million representing 2% of revenue in fiscal 2002, compared with 6% in fiscal 2001. The decrease was primarily due to the adoption of SFAS 142, which does not require the amortization of goodwill and intangible assets with indefinite useful lives.

Nonoperating income (expense), net

     The following table shows nonoperating income (expenses), net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

                                             Three Months Ended                Six Months Ended
                                         June 28,         June 29,        June 28,          June 29,
                                           2002             2001            2002              2001
------------------------------------- ---------------- --------------- ---------------- -----------------
(In thousands)
Interest income                           $    133          $   366         $   220               $ 736
Interest expense                            (3,548)          (5,447)         (7,578)            (11,534)
Foreign exchange gain (loss)                  (710)            (119)           (769)               (264)
Expense for affiliated operations,          (1,210)               -          (1,210)                  -
 net
Other income (expense)                         (21)             244             178                 (89)
                                      ---------------- --------------- ---------------- -----------------
 Total                                     $(5,356)         $(4,956)        $(9,159)           $(11,151)
                                      ================ =============== ================ =================

     Nonoperating expense, net increased by $0.4 million during the second three months of fiscal 2002 as compared with same fiscal period in 2001. The primary reasons for the increase were as follows:

o Expense for affiliated operations of $1.2 million is primarily a result of transfer pricing effects on transactions between Trimble and the CTCT joint venture and an increase in foreign exchange loss of $0.6 million due to the weakness in the US dollar versus the Swedish Krona and the Euro.

o The above increases were partially offset by a reduction in interest expenses related to debt which accounted for approximately $1.9 million and was due to the reduction of the debt balance by approximately $85.4 million.

     Nonoperating expense, net decreased by $1.9 million during the six months of fiscal 2002 as compared with same fiscal period in 2001. The primary reasons for the decrease were as follows:

o Reduction in interest expenses related to loans and Credit Facilities accounted for approximately $3.9 million.

o The above decreases were partially offset by expense for affiliated operations of $1.2 million and an increase in foreign exchange loss of $0.5 million.

Income Taxes

     The Company recorded provisions for income taxes of $2.0 million for the three months ended June 28, 2002 and $3.0 million for the six months ended June 28, 2002. The provisions for income taxes for the comparable periods in 2001 were $1.0 million and $1.5 million, respectively. These amounts reflect foreign taxes on profits in foreign jurisdictions, withholding taxes and the inability to realize the benefit of net operating losses generated in the United States.

Inflation

     The effects of inflation on the Company's financial results have not been significant to date.


LIQUIDITY AND CAPITAL RESOURCES

                                                   June 28,      December 28,
As of                                                2002            2001
--------------------------------------------------------------------------------
(Dollars in thousands)

Cash and cash equivalents                            $27,736          $31,078
As a percentage of total assets                          6.4%             7.4%
Accounts receivable days sales outstanding (DSO)          58               55
Inventory days sales outstanding                          77               90

                                                   June 28,          June 29,
Six Months Ended                                     2002              2001
--------------------------------------------------------------------------------
(Dollars in thousands)

Cash provided (used) by operating  activities        $16,180          $(34,890)
Cash used by investing activities                     (6,419)          (10,170)
Cash provided (used) by financing activities         (13,103)            2,006
Net decrease in cash and  cash equivalents            (3,342)          (13,054)


     At June 28, 2002, Trimble's cash and cash equivalents decreased by $3.3 million from December 28, 2001. During the first six months of fiscal 2002, the Company repaid $21.2 million of its debt outstanding under its subordinated note and $10.5 million of its debt outstanding under its credit facilities. This was financed by the issuance of common stock, net of issuance costs of approximately $19.3 million, and cash generated from operating activities of approximately $16.2 million. The Company also used approximately $2.2 million for the purchase of certain assets, and approximately $4.2 million for net capital expenditures.

     At June 28, 2002, Trimble's debt mainly consisted of $85.6 million outstanding under senior secured credit facilities, and a $68.7 million subordinated note related to the acquisition of the Spectra Precision Group.

Trimble has relied primarily on cash provided by operating activities to fund capital expenditures, and other investing activities.

     In the first fiscal quarter of 2002, the Company used $21.2 million of net proceeds from its private placement to retire accrued interest and principal under its subordinated note with Spectra Physics Holdings USA, Inc., a subsidiary of Thermo Electron, reducing the outstanding principal amount to
$68.7 million. In addition, the Company renegotiated the terms of the subordinated note extending the maturity until July 14, 2004, at the current interest rate of approximately 10.4% per year. In connection with the renegotiation, on April 12, 2002, the Company issued to Spectra Physics Holdings USA, Inc. a warrant to purchase up to 376,233 shares of Trimble's common stock over a fixed period of time. Initially, Spectra Physics' warrant entitles it to purchase 200,000 shares of common stock over a five-year period at an exercise price of $15.11 per share. On a quarterly basis beginning on July 14, 2002, Spectra Physics' warrant is exercisable for an additional 250 shares of common stock for every $1 million of principal and interest outstanding until the note is paid off in full. These shares will be purchasable at a price equal to the average of Trimble's closing price for the five days immediately preceding the last trading day of each quarter. On July 14, 2002 an additional 17,364 shares became exercisable over a 5 year period at an exercise price of $14.46 per share. Under the terms of the warrant, the total number of shares issued will not exceed 376,233 shares. The warrant was valued at $1.3 million and is being amortized to interest expense over the remaining term of the related subordinated note.

* In the first six months of 2002, cash provided by operating activities was $13.3 million, as compared to cash used of $3.8 million in the corresponding fiscal period in 2001. In the first fiscal quarter of 2002, Trimble received a special cash distribution of $11 million from the joint venture with Caterpillar. Trimble's ability to continue to generate cash from operations will depend in large part on revenues, the rate of collections of accounts receivable, and continued focus on reducing operating costs and profitability. The accounts receivable days sales outstanding increased from year end due to slower payments from our U.S. dealer channel as their customer base delays payments to them. The inventory days outstanding decreased from year end due to the unwinding of inventory as the Company exits one of its higher sales quarters.

     Cash flows used in investing activities were $6.4 million in the first six months of 2002 as compared to $10.2 million in the corresponding fiscal period in 2001. Cash used in investing activities in fiscal 2002 was primarily related to approximately 25% additional equity interest in Terrasat, a German corporation, and the acquisition of property and equipment.

     Cash used by financing activities was $13.1 million in the first six months of 2002 as compared with cash provided by financing activities of $2.0 million in the corresponding fiscal period in 2001. During the first six months of 2002, the Company made $21.2 million of payments against its subordinated note and $10.5 million of payments against its credit facilities. These payments were offset by proceeds from the issuance of common stock to employees pursuant to Trimble's stock option plan and employee stock purchase plan of $1.9 million, as well as issuance of common stock under a private equity placement of $17.4 million.

     In July 2000, Trimble obtained $200 million of senior, secured credit facilities (the "Credit Facilities") from a syndicate of banks to support the acquisition of the Spectra Precision Group and the Company's ongoing working capital requirements and to refinance certain existing debt (see Note 7 to the Condensed Consolidated Financial Statements). At June 28, 2002, Trimble had approximately $85.6 million outstanding under the Credit Facilities, comprised of $42.6 million under a five-year $100 million term loan, $25.0 million under a $50 million three-year U.S. dollar only revolving Credit Facility ("revolver"), and $18.0 million under a $50 million three-year multi-currency revolver.

     The Credit Facilities are secured by all material assets of the Company, subject to foreign tax considerations. If Trimble is able to achieve and maintain a leverage ratio (Debt/EBITDA) of 2.0x or less for four consecutive quarters, the security for the Credit Facilities will be released. Financial covenants of the Credit Facilities include leverage, fixed charge, and minimum net worth tests. At June 28, 2002, the Company is in compliance with debt covenants. The amounts due under the three-year revolver loans are paid as the loans mature, and the loan commitment fees are paid on a quarterly basis. Under the five-year term loan, the Company is due to make payments (excluding interest) of approximately $10.0 million in the last two quarters of fiscal 2002, $24.0 million in fiscal 2003 and the remaining $8.6 million in fiscal 2004.

     Management believes that its cash and cash equivalents, together with its credit facilities, will be sufficient to meet its anticipated operating cash needs for the next twelve months. At June 28, 2002, the Company had $27.7 million of cash and cash equivalents, as well as access to $57 million of cash under the terms of its three-year revolver loans.

     Trimble is currently restricted from paying dividends and is limited as to the amount of its common stock that it can repurchase under the terms of the Credit Facilities. We are allowed to pay dividends and repurchase shares of common stock up to 25% of net income in the previous fiscal year.

     We have obligations under noncancelable operating leases for our principal facilities in the United States that expire at various dates through 2011. Trimble has options to renew certain of these leases for an additional five years. The Company also leases facilities under operating leases in the United Kingdom, Sweden and Germany that expire in 2005. The following table represents the remaining future minimum payments under the noncancelable operating leases

                                                          Operating
                                                        Lease Payments
------------------------------------------------------- -----------------------
(In thousands)

Remaining fiscal 2002                                   $    6,351
2003                                                        11,128
2004                                                         6,251
2005                                                         5,843
2006                                                           784
Thereafter                                                   2,089
                                                        ----------
Total                                                   $   32,446
                                                        ==========

     We also have noncancellable purchase commitments as of June 28, 2002 of approximately $18.2 million.

* We expect fiscal 2002 capital expenditures to be approximately $7.0 million to $9.0 million, primarily for computer equipment, software, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

     Trimble has entered into forward foreign currency exchange contracts to offset the effects of changes in exchange rates on some of its foreign-denominated intercompany receivables. At June 28, 2002, Trimble had forward foreign currency exchange contracts to sell approximately 101.7 million Japanese yen and approximately 2.9 million Euros, and to buy approximately 65.7 million Japanese yen and approximately 0.9 million British pounds sterling, at contracted rates that mature over the next two months.

Recent Accounting Pronouncements

     Trimble  adopted  Statement  of  Financial  Accounting  Standards  No. 144,
"Accounting for the Impairment or Disposal of Long-lived Assets," at the beginning of fiscal 2002. The effect of adopting SFAS 144 did not have a material impact on the Company's financial position or results of operations.

     Trimble adopted Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2002. Application of the nonamortization provisions of Statement 142 significantly reduced amortization expense for purchased intangibles to approximately $4.3 million for the period ended June 28, 2002 from $14.7 million in the prior year. The Company reclassified identifiable intangible assets with indefinite lives, as defined by Statement 142, to goodwill at the date of adoption. The Company tested goodwill for impairment using the process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company completed the initial impairment test during the second quarter of fiscal 2002 and there have been no impairment losses based on the result of the impairment test. The effect of adopting SFAS 141 and 142 did not have a material impact on the Company's financial position or results of operations.

     In July 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

Certain Other Risk Factors

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

We May Encounter Problems Associated With International Operations and Sales.

     Our customers are located throughout the world. Sales to unaffiliated customers in foreign locations represented approximately 46% of our revenues in our first six months of fiscal 2002 and 49% in the corresponding fiscal period for 2001. In addition, we have significant international operations, including manufacturing facilities, sales personnel and customer support operations. Our international sales operations include offices in Australia, Canada, China, France, Germany, Great Britain, Japan, Mexico, New Zealand, Sweden, Russia, Singapore and others. Our international manufacturing facilities are in Sweden and Germany. Our international presence exposes us to risks not faced by wholly-domestic companies. Specifically, we have experienced issues relating to integration of foreign operations, greater difficulty in accounts receivable collection, longer payment cycles and currency fluctuations. Additionally, we face the following risks, among others: unexpected changes in regulatory requirements; tariffs and other trade barriers; political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities; difficulties in staffing and management; language and cultural barriers; seasonal reductions in business activities in the summer months in Europe and some other countries; and potentially adverse tax consequences. Although we implemented a program to attempt to manage foreign exchange risks through hedging and other strategies, there can be no assurance that this program will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our results of operations. In addition, in certain foreign markets, there may be reluctance to purchase products based on GPS technology, given the control of GPS by the U.S. Government.

We Are Dependent on Proprietary Technology.

     Our future success and competitive position is dependent upon our proprietary technology, and we rely on patent, trade secret, trademark and copyright law to protect our intellectual property. There can be no assurance that the patents owned or licensed by us will not be invalidated, circumvented, challenged, or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all. We are currently defending a lawsuit for alleged patent infringement by some of our grade control systems, which products accounted for approximately two percent (2%) of our revenues in our fiscal year 2001. In the event that in this suit our products are held to be infringing a valid patent, we could be prevented from continuing to sell these products and could be required to pay substantial damages, or, alternatively, enter into a royalty-bearing license agreement.

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

Market Interest Rate Risk

     The Company is exposed to market risk due to the possibility of changing interest rates under its senior secured credit facilities. The Company's credit facilities are comprised of a three-year US dollar-only revolver, a three-year Multi-Currency revolver, and a five-year term loan. Borrowings under the credit facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on the Company's leverage ratio. As of June 28, 2002, our leverage ratio (total indebtedness, not including subordinated debt to EBITDA on a rolling four quarter basis) was approximately
1.95. At this leverage ratio our pricing will be LIBOR plus 175 basis points. The U.S. dollar and the Multi-Currency revolvers run through July 2003 and have outstanding principal balances at June 28, 2002 of $25.0 million and $18.0 million, respectively. As of June 28, 2002 the Company has borrowed from the Multi-Currency revolver in U.S. currency only. The term loan runs through June 2004 and has an outstanding principal balance of $42.6 million at June 28, 2002. The three-month LIBOR effective rate at June 28, 2002 was 1.855% as a result our borrowing rate at June 28, 2002 was 3.6%. A hypothetical ten percent increase in three-month LIBOR rates could result in approximately $159,000 annual increase in interest expense on the existing principal balances.

     The Company also has $2.7 million of Euro-denominated debt, classified as a current liability at June 28, 2002. The interest rate on this instrument is fixed at 6%. A hypothetical ten percent decrease in interest rates would not have a material impact on the results of operations of the Company as related to this debt.

     In addition, the Company has a $1.8 million promissory note, of which $36,000 was classified as a current liability at June 28, 2002. The note is payable in monthly installments, bearing a variable interest rate of 5.4% as of June 28, 2002. A hypothetical ten percent increase in interest rates would not have a material impact on the results of operations of the Company.

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

     All forward contracts have a maturity of less than two months, and we do not defer any gains and losses with respect to such contracts, as they are all accounted for through earnings in each period.

     The following table provides information about Trimble's foreign exchange forward contracts outstanding as of June 28, 2002:

                                               Foreign Currency       Contract Value        Fair Value in
                                                    Amount                 USD                   USD
       Currency               Buy/Sell          (in thousands)        (in thousands)       (in thousands)
----------------------- --------------------- -------------------- --------------------- --------------------
YEN                             Buy                      65,700               $   515               $   549
YEN                             Sell                    101,700               $   786               $   849
EURO                            Sell                      2,900               $ 2,668               $ 2,874
Sterling                        Buy                         859               $ 1,251               $ 1,314

     The following table provides information about Trimble's foreign exchange forward contracts outstanding as of June 29, 2001:

                                                     Foreign             Contract Value        Fair Value
                               Buy/              Currency Amount              USD                in USD
       Currency                Sell              (in thousands)          (in thousands)      (in thousands)
---------------------------------------------------------------------------------------------------------------
YEN                            Buy                     21,200              $   172               $   171
YEN                            Sell                   115,800              $   962               $   935
NZD                            Buy                      3,218              $ 1,346               $ 1,313
EURO                           Sell                     5,480              $ 4,697               $ 4,650
Sterling                       Buy                      1,446              $ 2,030               $ 2,048
Sterling                       Sell                       120              $   169               $   169

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

     In August 2001, Lockheed Martin Corporation served a complaint alleging patent infringement of U.S. Patent No. 4,949,089 on the Company, Spectra Precision, Inc., Leica Geosystems, Inc., Sokkia Corporation and Carl Zeiss, Inc. The lawsuit was filed in the United States District Court for the Eastern District of Texas, Marshall Division. In July 2002, the Company entered into a settlement agreement with Lockheed Martin and the court action was dismissed. The settlement did not have a material adverse effect on the financial results of the Company.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 12, 2002, the Company issued a warrant to purchase up to 376,233 shares of its Common Stock to Spectra Physics Holdings USA, Inc. in connection with the revision of the Company's subordinated promissory note with Spectra Physics Holdings USA. The term of the note was extended until July 14, 2004, at an interest rate of 10.4 percent per annum. (See "Liquidity and Capital Resources" on page 32 for a description of the subordinated note and warrant.) The warrants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the arms length negotiated transaction.

     On June 3, 2002, the Company issued 576,726 shares of its Common Stock (valued at approximately $4.7 million) to the shareholders of Grid Data, Inc. in connection with the acquisition of the assets and business of Grid Data. (See "Business Developments" on page 20 for a description of the acquisition.) Upon a hearing before the California Department of Corporations in which the terms and conditions of the offer were approved, the shares of Common Stock issued in the transaction were exempt from registration by reason of qualification under
Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of shareholders ("Annual Meeting") was held at the Westin Hotel in Santa Clara, located at 5101 Great America Parkway, Santa Clara, California 95054, on Thursday, May 23, 2002, at 1:00 p.m. local time.

     At the Annual Meeting, an election of directors was held with the following individuals being elected to the Company's Board of Directors.

                                                  VOTE
                         -------------------------------------------------------
                         --------------------------- ---------------------------
                                    FOR                       WITHHELD
                         --------------------------- ---------------------------
                         --------------------------- ---------------------------
Steven W. Berglund                23,199,435                     905,214
Robert S. Cooper                  23,132,234                     972,415
John B. Goodrich                  23,470,392                     634,257
William Hart                      23,476,266                     628,383
Ulf J. Johansson                  23,193,621                     911,028
Bradford W. Parkinson             23,005,662                   1,098,987


     Other matters voted upon at the Annual Meeting and the results of the voting with respect to each such matter were as follows:

1. To approve the adoption of a new 2002 Stock Plan and to reserve 2,000,000 shares of the Company's Common Stock for issuance and sale under the plan, plus any shares currently reserved but unissued under the Company's 1993 Stock Option Plan as of the date of shareholder approval for the 2002 Stock Plan, together with any shares returned, after the date of shareholder approval for the 2002 Stock Plan, to the 1993 Stock Option Plan as the result of the termination of any options granted under such plan.

                                                              BROKER
     FOR         AGAINST           ABSTAINED                 NON-VOTE
-------------- --------------- -------------------- --------------------------
 11,874,055     4,664,034            127,844               7,438,716


2. To approve an increase of 200,000 shares in the number of shares of Common Stock available for purchase by eligible employees under the Company's 1988 Employee Stock Purchase Plan from 3,150,000 shares to an aggregate of 3,350,000 shares.

                                                           BROKER
      FOR         AGAINST         ABSTAINED                 NON-VOTE
-------------- --------------- --------------------- -------------------------
  14,090,541     2,478,466           96,926               7,438,716

3. To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the current fiscal year ending January 3, 2003.

                                                             BROKER
    FOR          AGAINST          ABSTAINED                 NON-VOTE
--------------- ---------------- -------------------- ------------------------
 23,239,693        770,991           93,965                      --


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

          3.2 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed October 6,
                    1988. (1)

          3.3 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed July 18, 1990. (1)

          3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

          3.8  Amended and Restated Bylaws of Trimble Navigation Limited. (2)


          4.1  Form of Warrant, dated April 12, 2002. (3)


          10.82 2002 Stock Plan, including form of Option Agreement.

          99.1 Certification of CEO and CFO
          -------------------------
          (1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, as filed with the SEC on March 29, 1999.
          (2) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 27, 2000.
          (3) Incorporated by reference to identically numbered exhibit filed in response to Item 16, "Exhibits" of the registrant's registration statement on Form S-3 filed on April 19, 2002.

  (b)  Reports on Form 8-K

     On April 25, 2002, the Company filed a report on Form 8-K reporting the financial results for the quarter ended March 29, 2002.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  TRIMBLE NAVIGATION LIMITED
                         (Registrant)



By: /s/ Mary Ellen Genovese
    ----------------------------------------------------------
                      Mary Ellen Genovese
                    Chief Financial Officer
               (Authorized Officer and Principal
                      Financial Officer)



DATE:  August 9, 2002

                                  EXHIBIT INDEX

 Exhibit No.         Description
-------------------------------------------------------------------------------

     3.1 Restated Articles of Incorporation of Trimble Navigation Limited, filed June 25, 1986. (1)

     3.2 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed October 6, 1988. (1)

     3.3 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed July 18, 1990. (1)

     3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

     3.8  Amended and Restated Bylaws of Trimble Navigation Limited. (2)

     4.1  Form of Warrant, dated April 12, 2002. (3)

     10.82 2002 Stock Plan, including form of Option Agreement.

     99.1 Certification of CEO and CFO

------------------------
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, as filed with the SEC on March 29, 1999.
(2) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 27, 2000.
(3) Incorporated by reference to identically numbered exhibit filed in response to Item 16, "Exhibits" of the registrant's registration statement on Form S-3 filed on April 19, 2002.