Form 10-Q
period 2002-09-27
TRIMBLE NAVIGATION LTD /CA/
filed 2002-11-07
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------


(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 27, 2002.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act oF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


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


               Yes   [ X ]                    No    [     ]








As of November 1, 2002, there were 29,075,613 shares of Common Stock (no par value) outstanding.

--------------------------------------------------------------------------------

                           TRIMBLE NAVIGATION LIMITED

                                    FORM 10-Q

                                      INDEX

                                                                        Page
                                                                       Number


                         PART I - FINANCIAL INFORMATION

  ITEM 1.   Financial Statements:

            Condensed Consolidated Balance Sheets--
                September 27, 2002 and December 28, 2001 (unaudited)..... 3

            Condensed Consolidated Statements of Operations--
                Three and Nine Months Ended September 27, 2002
                and June 29, 2001 (unaudited)............................ 4

            Consolidated Statements of Cash Flows--
                Nine Months Ended September 27, 2002
                and September 28, 2001(unaudited)........................ 5

            Notes to Condensed Consolidated Financial Statements......... 6

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... 20

   ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk... 40

   ITEM 4.  Controls and Procedures...................................... 42


                     PART II - OTHER INFORMATION

   ITEM 1.  Legal Proceedings............................................ 43

   ITEM 2.  Changes in Securities and Use of Proceeds.................... 43

   ITEM 6.  Exhibits and Reports on Form 8-K............................. 43

   Signatures............................................................ 45

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    September 27,  December 28,
                                                        2002         2001 (1)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
(In thousands)

ASSETS
Current assets:
   Cash and cash equivalents                           $  30,352   $  31,078
   Accounts and other receivable, net                     82,015      71,680
   Inventories                                            57,368      51,810
   Other current assets                                    7,702       6,536
                                                       ---------  ----------
     Total current assets                                177,437     161,104
Property and equipment, net                               23,015      27,542
Goodwill, net                                            200,220     120,052
Intangible assets, net                                    23,531     100,252
Deferred income taxes                                        433         383
Other assets                                              11,237      10,062
                                                       ---------  ----------
     Total assets                                       $435,873    $419,395
                                                        ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank and other short-term borrowings                $  40,019   $  40,025
   Current portion of long-term debt                      22,317      23,443
   Accounts payable                                       25,962      21,494
   Accrued compensation and benefits                      18,089      13,786
   Accrued liabilities                                    21,660      28,822
   Accrued warranty expense                                7,299       6,827
   Income taxes payable                                    7,977       7,403
                                                       ---------   ---------
     Total current liabilities                           143,323     141,800
                                                         -------     -------

Noncurrent portion of long-term debt and other
   liabilities                                            87,532     127,097
Noncurrent portion of deferred gain                       11,000           -
Deferred tax liabilities                                   1,842       7,347
Other noncurrent liabilities                               4,853       4,662
                                                       ---------    --------
     Total liabilities                                   248,550     280,906
                                                       ---------   ---------

Shareholders' equity:
   Common stock, no par value; 40,000 shares
   authorized; 28,681 and 26,862 shares
   outstanding, respectively                            223,781     191,224
   Accumulated deficit                                 (27,500)     (33,819)
   Accumulated other comprehensive loss                 (8,958)     (18,916)
                                                      ---------     -------
     Total shareholders' equity                         187,323     138,489
                                                       --------     -------
     Total liabilities and shareholders' equity        $435,873    $419,395
                                                       ========    ========

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

See accompanying notes to Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended                   Nine Months Ended
                                                   ------------------------------------ -----------------------------------
                                                      September 27,      September 28,     September 27,     September 28,
                                                           2002              2001               2002              2001
 --------------------------------------------------- ----------------- ------------------ ----------------- -----------------
 --------------------------------------------------- ----------------- ------------------ ----------------- -----------------
 (In thousands, except per share data)

 Revenue                                              $    114,748      $    117,437       $    342,033      $    368,887
 Cost of sales                                              57,167            57,122            169,168           185,541
                                                     --------------    --------------           -------          --------
 Gross margin                                               57,581            60,315            172,865           183,346

 Operating expenses:
    Research and development                                15,235            15,726             45,259            47,281
    Sales and marketing                                     21,338            25,345             65,362            81,016
    General and administrative                              10,812             9,727             31,484            29,098
    Restructuring charges                                      154               363                646             2,997
    Amortization of goodwill and other purchased
      intangibles                                            1,832             7,378              6,134            22,088
                                                     ---------------   ---------------    ---------------   --------------
      Total operating expenses                              49,371            58,539            148,885           182,480
                                                     --------------    --------------     ---------------   --------------

 Operating income                                            8,210             1,776              23,980              866
                                                     ---------------   ---------------    --------------    --------------

 Nonoperating income (expense):
    Interest income                                            116               210                336               946
    Interest expense                                        (3,654)           (5,327)           (11,232)          (16,861)
    Foreign exchange gain (loss), net                         (354)              813             (1,123)              549
    Expense for affiliated operations, net                  (1,516)                -             (2,726)                -
    Other income (expense)                                     156                42                334               (47)
                                                     ----------------  ---------------     -------------      ------------
 Total nonoperating income (expense)                         (5,252)          (4,262)           (14,411)          (15,413)
                                                     ---------------   --------------      -------------      ------------

 Income (loss) before income taxes                           2,958            (2,486)             9,569           (14,547)
 Income tax provision                                          250               200              3,250             1,700
                                                      -------------     -------------         ---------       ------------
 Net income (loss)                                    $      2,708      $     (2,686)         $   6,319       $   (16,247)
                                                      ============      =============         =========       ============

 Basic net income (loss) per share                   $        0.09     $       (0.11)      $       0.22       $     (0.66)
                                                     =============     ==============      ============       ============

 Diluted net income (loss) per share                 $        0.09     $       (0.11)      $       0.22       $     (0.66)
                                                     =============     ==============      ============       ============

See accompanying notes to Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months Ended
                                                     ---------------------
                                                  September 27,  September 28,
                                                       2002           2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
(In thousands)

Cash flow from operating activities:
    Net income (loss)                                     $6,319     $(16,247)
                                                        --------     ---------

Adjustment to reconcile net income (loss) to net
cash provided by operating activities:
   Depreciation expense                                    7,804       8,945
   Amortization expense                                    6,775      22,088
   Provision for bad debt                                  3,590       2,949
   Amortization of deferred gain                          (1,061)     (1,193)
   Other                                                   2,277          21

Add decrease (increase) in assets:
  Accounts receivables, net                              (11,132)     (1,133)
  Inventories                                             (3,873)      2,281
  Deferred income taxes                                      731          38
  Other current and noncurrent assets                     (2,395)      2,228
  Effect of foreign currency translation
  adjustment                                                 506      (3,544)

Add increase (decrease) in liabilities:
   Accounts payable                                        3,886      (3,405)
   Accrued compensation                                    3,813       1,550
   Deferred tax liability                                               (860)
   Other accrued liabilities                              (3,743)     (3,185)
   Deferred gain short term                                   (7)          -
   Deferred gain long term                                11,000           -
   Income taxes payable                                      574         430
                                                        ---------    -------

Net cash provided by operating activities                 25,064      10,963
                                                          ------      ------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                      1,717      (4,886)
   Acquisition of property and equipment                  (5,474)     (6,366)
   Capitalized patents, software and intangibles             (48)     (1,166)
                                                        ---------   ---------
     Net cash used in investing activities                (3,805)    (12,418)
                                                        ---------   ---------

Cash flow from financing activities:
   Issuance of common stock                               19,302       9,348
   (Payment)/Collections of notes receivable                (590)        404
   Proceeds from long-term debt and revolving
   credit lines                                           13,000      34,062
   Payments on long-term debt and revolving
   credit lines                                          (53,697)    (40,832)
                                                        ---------    --------
     Net cash provided (used) by financing activities    (21,985)      2,982
                                                        ---------    -------

Net increase (decrease) in cash and cash equivalents        (726)      1,527
Cash and cash equivalents-- beginning of period           31,078      40,876
                                                        --------     -------
Cash and cash equivalents-- end of period                $30,352     $42,403
                                                         =======     =======

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
     Interest                                             $11,163    $14,916
                                                          =======    =======
     Income taxes, net of refunds                           1,906      1,426
                                                         ========    =======


     In 2002, the purchase of LeveLite Technology, Inc., a non-cash financing and investing activity, was made with common stock of the Company with a value of approximately $5.7 million.

See accompanying notes to Condensed Consolidated Financial Statements.

NOTE 1 -- Basis of Presentation:

Basis of Presentation

     The Condensed Consolidated Financial Statements of Trimble Navigation Limited and subsidiaries, ("Trimble" or the "Company") for the three and nine month periods ended September 27, 2002, and September 28, 2001, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at December 28, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Trimble's Annual Report on Form 10-K for the fiscal year ended December 28, 2001.

     The results of operations for the three and nine month periods ended September 27, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2003.

New Accounting Standards

     Trimble adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," at the beginning of fiscal 2002. The effect of adopting SFAS 144 did not have a material impact on the Company's financial position or results of operations.

     Trimble adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), at the beginning of fiscal 2002. Application of the nonamortization provisions of SFAS 142 significantly reduced amortization expense of purchased intangibles and goodwill to approximately $6.1 million for the nine month period ended September 27, 2002 from $22.1 million in the prior year. The Company reclassified identifiable intangible assets with indefinite lives, as defined by SFAS 142, to goodwill at the date of adoption. The Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. No impairment charge resulted from the impairment tests. The effect of adopting SFAS No. 141 and 142 did not have a material impact on the Company's financial position or results of operations.

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

NOTE 2 -- Acquisitions:

LeveLite Technology, Inc.

     On August 15, 2002, Trimble acquired LeveLite Technology, Inc., a California corporation, for approximately $5.7 million. This strategic acquisition complements the Company's low-end construction instrument product line. The purchase price consisted of 437,084 shares of Trimble's common stock. The merger agreement provides for Trimble to make earn-out payments not to exceed $3.9 million based on future revenues derived from existing product sales to a certain customer. Also, if Trimble receives any proceeds from a pending litigation, a portion will be paid to the former shareholders of Levelite. The additional payments, if earned, will result in additional goodwill.

Grid Data

     On April 2, 2001, Trimble acquired certain assets of Grid Data, an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, the purchase agreement provided for Trimble to make earn-out payments based upon the completion of certain business milestones. In April 2002, Trimble agreed to issue 268,352 shares of Trimble's common stock to Grid Data in settlement of all earn-out payments due under the purchase agreement. These shares were issued in June 2002 and resulted in additional goodwill of $4.7 million, with a final purchase price of approximately $8.2 million.

Spectra Precision Group Restructuring Activities

     At the time the Company acquired the Spectra Precision Group in July 2000, the Company formulated a restructuring plan and provided approximately $9.0 million for costs to close certain duplicative office facilities, combine operations including redundant domestic and foreign legal entities, reduce workforce in overlapping areas, and relocate certain employees. These estimated costs were accrued for as part of the allocation of the purchase price. Included in the total estimated cost was approximately $2.7 million related to the discontinuance of overlapping product lines, which was included in reserves for excess and obsolete inventory. As of September 27, 2002, the Company had charged against the reserve approximately $4.5 million of non-inventory related charges, which consisted of $1.8 million for legal and tax consulting expenses relating to consolidation of legal entities, $1.3 million for severance expenses, $1.0 million for facilities and direct sales office closures, $0.3 million for an underfunded pension plan, and other costs of $0.1 million, of which $1.2 million was paid in the first nine months of 2002.

     The Company revised its final estimates for costs to complete the remaining planned activities and accordingly reduced its restructuring reserve by approximately $1.1 million, with a corresponding adjustment to Goodwill, in the fourth quarter of fiscal 2001. The reserve balance was approximately $0.8 million at September 27, 2002, and the Company anticipates completing the majority of its remaining restructuring activities during the fourth fiscal quarter of 2002. These activities consist principally of legal costs and other expenses required to combine redundant legal entities.

     The elements of the reserve at September 27, 2002, on the balance sheet (included in accrued liabilities) are as follows:


                           Employee Severance     Facility Closure,
                            and Relocation          Legal and Tax
                             and Other                Expense            Total
(In thousands)

Total reserve                   $ 1,945             $ 4,370            $ 6,315
Amounts paid/written off         (1,685)             (2,788)            (4,473)
Revision to estimates              (260)               (812)            (1,072)
                               -------------------------------------------------
Balance as of
September 27, 2002                  $ -               $ 770              $ 770
                               =================================================

NOTE 3 -- Goodwill and Intangible Assets:

Goodwill and intangible assets consisted of the following:

                                                     September 27,  December 28,
                                                          2002          2001
---------------------------------------------------- ---------------------------
---------------------------------------------------- ---------------------------
(In thousands)

Intangible assets:
  Intangible assets with indefinite life:
      Distribution channel                                 $    -   $   73,363
      Assembled workforce                                       -       17,773
                                                       ----------    ---------
  Total intangible assets with indefinite life                  -       91,136
  Intangible assets with definite life:
     Existing technology                                   25,096       23,907
     Trade names, trade marks, patents, and
     other intellectual properties                         19,475       18,394
                                                       ----------    ---------
Total intangible assets with definite life                 44,571       42,301
                                                       ----------    ---------
Total intangible assets                                    44,571    $ 133,437
Less accumulated amortization                             (21,040)     (33,185)
                                                       -----------   ----------
Total net intangible assets                             $  23,531    $ 100,252
                                                       ==========    ==========

Goodwill:
    Goodwill, Spectra Precision acquisition*              179,518      116,001
    Goodwill, other acquisitions*                          20,702       14,710
                                                       ----------     ---------
Total goodwill                                            200,220      130,711
Less accumulated amortization *                                 -      (10,659)
                                                     --------------  ----------
Total net goodwill                                     $  200,220    $ 120,052
                                                       ==========    ==========

   --------------------------------------------------------------------------
     * Goodwill as of September 27, 2002 includes assembled workforce and distribution channel amounts, which were reclassified to goodwill in accordance with FAS 142. Also, September 27, 2002 amounts are shown net of accumulated depreciation from December 2001.

     The Company adopted SFAS No. 142 on January 1, 2002. As a result, goodwill is no longer amortized and intangible assets with indefinite lives were reclassified to goodwill.

     For  comparative  purposes,  the pro forma  adjusted  net  income per share
excluding   amortization  of  goodwill,   distribution  channel,  and  assembled
workforce is as follows:

                                                               Three Months Ended                   Nine Months Ended
                                                            September 27,    September 28,     September 27,    September 28,
                                                                2002              2001             2002              2001
---------------------------------------------------------- ---------------- ----------------- ----------------  ---------------
---------------------------------------------------------- ---------------- ----------------- ----------------  ---------------
(In thousands)

Net income (loss)                                              $ 2,708          $(2,686)          $ 6,319         $(16,247)
  Add back SFAS 142 adjustments:
      Amortization of Goodwill                                                  $ 1,954                            $ 5,863
      Amortization of distribution channel                                        2,808                              8,423
     Amortization of assembled workforce                                            459                              1,376

                                                              --------         ---------        ---------         --------
Adjusted net income (loss)                                     $ 2,708          $ 2,535           $ 6,319          $ (585)
                                                               =======          =======           =======          =======

Basic and diluted net income (loss) per share                  $ 0.09           $ (0.11)          $ 0.22           $ (0.66)
Add back:
    Amortization of Goodwill                                                     $ 0.08                             $ 0.24
    Amortization of distribution channel                                         $ 0.11                             $ 0.34
    Amortization of assembled workforce                                          $ 0.02                             $ 0.06

Pro forma adjusted basic and diluted net income (loss)
     per share                                                 $ 0.09            $0 .10           $ 0.22           $ (0.02)
                                                               ======            ======           ======           ========

NOTE 4 -- Certain Balance Sheet Components:

Inventories consisted of the following:

                                                  September 27,     December 28,
                                                      2002              2001
-------------------------------------------- -------------------- --------------
-------------------------------------------- -------------------- --------------
(In thousands)

Raw materials                                    $    20,896         $  25,790
Work-in-process                                        6,337             7,177
Finished goods                                        30,135            18,843
                                               -------------       ------------
                                                $     57,368         $  51,810
                                                ============       ============


Property and equipment consisted of the following:


                                             September 27,     December 28,
                                                 2002              2001
------------------------------------------ ------------------ ------------------
------------------------------------------ ------------------ ------------------
(In thousands)

Machinery and equipment                        $    69,606       $   66,265
Furniture and fixtures                               6,506            6,367
Leasehold improvements                               6,340            5,882
Buildings                                            2,908            3,979
Land                                                 1,391            1,657
                                              ------------      -----------
                                                    86,751           84,150
Less accumulated depreciation                      (63,736)         (56,608)
                                              ------------      -----------
                                               $    23,015        $  27,542
                                             =============      ===========

Other current assets consisted of the following:

                                               September 27,   December 28,
                                                   2002            2001
----------------------------------------- ------------------- ------------------
----------------------------------------- ------------------- ------------------
(In thousands)

Notes receivable                             $      1,193       $       2,130
Prepaid expenses                                    5,669               4,150
Other                                                 840                 256
                                            -------------      --------------
                                             $      7,702       $       6,536
                                             ============       =============

Other noncurrent assets consisted of the following:

                                               September 27,     December 28,
                                                   2002              2001
----------------------------------------- -------------------- -----------------
----------------------------------------- -------------------- -----------------
(In thousands

Debt issuance costs, net                     $      2,888      $     3,046
Other investments                                   2,835            2,737
Deposits                                            1,206            1,241
Other                                               4,308            3,038
                                             ------------      -----------
                                             $     11,237      $    10,062
                                             ============      ===========


NOTE 5 -- Derivative Financial Instruments:

Forward foreign currency exchange contracts.

     At September 27, 2002, Trimble had the following forward foreign currency exchange contracts:

                                                            Amount (in
Currency                                 Buy/Sell            millions)
--------                                 --------            ---------
Japanese Yen*                            Sell                    855.0
Mexican Pesos                            Sell                      5.0
Euro                                     Sell                     17.0
Canadian Dollars                         Sell                      1.6
Swedish Krona                            Sell                     10.7
British Pounds                           Sell                      2.5
Swedish Krona                            Buy                     180.0
New Zealand Dollar                       Buy                       1.9
Euro                                     Buy                       4.0
British Pounds                           Buy                       1.6

* approximately 295 million Yen was
designated to hedge firm orders to one
particular customer

     In July 2002, the Company expanded its worldwide hedging program to include intercompany transactions among the former Spectra Precision Group entities in order to minimize the impact of changes in foreign exchange rates on earnings. The forward foreign currency exchange contracts mature over the next twelve months.

NOTE 6 -- Disposition of Line of Business:

Disposition of Line of Business:

     On March 6, 2001, the Company sold certain product lines of its Air Transport Systems to Honeywell Inc. for approximately $4.5 million in cash. Under the asset purchase agreement, Honeywell International, Inc. purchased product lines that included the HT 1000, HT 9000, HT 9100 and Trimble's TNL 8100. As part of this sale, during the third quarter of fiscal 2001, the Company also sold other product lines and discontinued its manufacturing operations in Austin, Texas. The Company also incurred severance costs of approximately $1.7 million which are included in restructuring charges related to the termination of employees associated with the product lines disposed of in fiscal 2001.

     At September 27, 2002, the Company has a provision of $1.3 million for related liabilities associated with the disposition of these product lines and the discontinuance of its manufacturing operations.

NOTE 7 -- Long-Term Debt:

Trimble's long-term debt consists of the following:

                                                  September 27,    December 28,
                                                       2002           2001
--------------------------------------------------------------------------------
 (In thousands)

 Credit Facilities:
    Five Year Term Loan                            $  37,600       $  61,300
    U.S. and Multi-Currency Revolving
    Credit Facility                                   40,000          40,000
 Subordinated note
                                                      69,136          84,000
 Promissory notes                                      3,113
                                                                       5,189
 Other
                                                          19              76
                                                -------------    ------------
                                                     149,868         190,565
 Less current portion                                 62,336          63,468
                                                -------------    ------------
 Noncurrent portion                                $  87,532      $  127,097
                                                =============    ============


Credit Facilities

     In July 2000, Trimble obtained $200 million of senior, secured credit facilities (the "Credit Facilities") from a syndicate of banks to support the acquisition of the Spectra Precision Group, the Company's ongoing working capital requirements and to refinance certain existing debt. At September 27, 2002, Trimble has approximately $77.6 million outstanding under the Credit Facilities, comprised of $37.6 million under a $100 million five-year term loan, $25 million under a $50 million three-year U.S. dollar only revolving credit facility, and $15 million under a $50 million three-year multi-currency revolver. The Company has access to $60 million of cash under the terms of its three-year revolver loans. The Company has annual commitment fees on the unused portion of 0.5% if the leverage ratio (which is defined as all outstanding debt, excluding the seller subordinated note, divided by the last twelve months Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is 2.0 or greater and 0.375% if the leverage ratio is less than 2.0.

     Pricing for any borrowings under the Credit Facilities was fixed for the first six months at LIBOR plus 275 basis points and is thereafter tied to a formula, based on the Company's leverage ratio. The weighted average interest rate under the Credit Facilities was 4.2% for the month of September 2002.

     The Credit Facilities are secured by all material assets of the Company, except for assets that are subject to foreign tax considerations. Financial covenants of the Credit Facilities include leverage, fixed charge, and minimum net worth tests. Should the Company default on one or more covenants, the Company will attempt to obtain either waivers or amendments to the Facilities. There can be no assurances that the Company will be able to obtain any necessary waivers or amendments.

     Two of the Company's financial covenants, minimum fixed charge coverage and maximum leverage ratios are sensitive to EBITDA. EBITDA is correlated to the Company's results of operations. Due to uncertainties associated with the downturn in the worldwide economy and other factors, future revenues by quarter are difficult to forecast. New cost cutting measures have been put in place by management; however, if revenues should decline at a higher rate than cost cutting measures reduce our expenses on a quarterly basis, the Company may violate the two above mentioned financial covenants.
Subordinated Note

     In the first fiscal quarter of 2002, the Company renegotiated the terms of its subordinated note and under the revised agreement, Spectra Physics Holdings, Inc., a subsidiary of Thermo Electron, extended the term of the note until July 14, 2004, at the current interest rate of approximately 10.4% per year. As of September 27, 2002 the principal amount outstanding was approximately $69.1 million. To the extent that interest and principal due on the maturity date becomes delinquent, an additional 4% interest rate per annum will apply.

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

Promissory Notes

     The promissory notes at the end of September 27, 2002 include a $1.3 million obligation to the former owners of ZSP Geodetic Systems GmbH, a subsidiary of Trimble, assumed by the Company when it acquired the Spectra Precision Group which was paid subsequent to September 27, 2002.

     In addition, these notes include a $1.8 million promissory note arising from the purchase of a building for the Company's Corvallis, Oregon site. The note is payable in monthly installments through April 2015 bearing a variable interest rate (5.4% at September 27, 2002).

     The Company's weighted average cost of debt is approximately 6.6% as of September 27, 2002.

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

     o Portfolio Technologies -- The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of the total revenue of the Company. These markets include the operations of the Military Advanced Systems business and Tripod Data Systems.

     Trimble evaluates each of these segment's performance and allocates resources based on profit and loss from operations before income taxes, and some corporate allocations.

     The accounting policies applied by each of the segments are the same as those used by Trimble in general.

     The following table presents revenues, operating income (loss), and identifiable assets for Trimble's five segments. The information for fiscal 2001 has been reclassified in order to conform to the new basis of presentation. The information includes the operations of Grid Data after April 2, 2001 and LeveLite Technology, Inc. after August 15, 2002. Operating income (loss) is net revenue less operating expenses, excluding general corporate expenses, goodwill amortization, restructuring charges, nonoperating income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker, the CEO, views by segment are accounts receivable and inventory.

                                  ------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                   September 27, 2002
                                   ------------------------------------------------------------------------------------
                                   -------------- ------------ ------------ --------------- -------------- ------------
                                    Engineering     Trimble      Trimble
                                         &           Field       Mobile       Component       Portfolio
                                   Construction    Solutions    Solutions    Technologies   Technologies      Total
---------------------------------- -------------- ------------ ------------ --------------- -------------- ------------
---------------------------------- -------------- ------------ ------------ --------------- -------------- ------------
(In thousands)

External net revenues                 $78,993        $13,252       $2,244       $14,607      $   5,652        $114,748
                                      =======        =======       ======       =======      =========        ========
Operating income (loss) before
   corporate allocations               15,232          1,445       (2,836)        2,563            757          17,161

                                     ----------------------------------------------------------------------------------
                                                                    Nine Months Ended
                                                                    September 27, 2002
                                     ----------------------------------------------------------------------------------
                                     -------------- ------------ ------------ --------------- ------------- -----------
                                      Engineering     Trimble      Trimble
                                           &           Field       Mobile       Component      Portfolio
                                     Construction    Solutions    Solutions    Technologies   Technologies    Total
------------------------------------ -------------- ------------ ------------ --------------- ------------- -----------
------------------------------------ -------------- ------------ ------------ --------------- ------------- -----------
(In thousands)

External net revenues                  $227,294        $49,495       $6,436       $39,807        $19,001     $342,033
                                       ========        =======       ======       =======        =======     ========
Operating income (loss) before
   corporate allocations                 42,618          9,831       (8,742)        6,162          3,376       53,245


                                   ------------------------------------------------------------------------------------
                                                               September 27, 2002
                                   ------------------------------------------------------------------------------------
                                   -------------- ------------ ------------ --------------- -------------- ------------
                                    Engineering     Trimble      Trimble
                                         &           Field       Mobile       Component       Portfolio
                                   Construction    Solutions    Solutions    Technologies   Technologies      Total
---------------------------------- -------------- ------------ ------------ --------------- -------------- ------------
(In thousands)

Assets:
   Accounts receivable (1)               $72,786      $11,077       $2,723           $8,706        $4,723    $100,015
   Inventory                              43,205        6,829        1,897              911         3,886      56,728

                                   ------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                   September 28, 2001
                                   ------------------------------------------------------------------------------------
                                   -------------- ------------ ------------ --------------- -------------- ------------
                                    Engineering     Trimble      Trimble
                                         &           Field       Mobile       Component       Portfolio
                                   Construction    Solutions    Solutions    Technologies   Technologies      Total
---------------------------------- -------------- ------------ ------------ --------------- -------------- ------------
---------------------------------- -------------- ------------ ------------ --------------- -------------- ------------
(In thousands)

External net revenues                 $74,221        $18,017       $4,412       $12,602         $8,185        $117,437
                                      =======        =======       ======       =======         ======        ========
Operating income (loss) before
   corporate allocations               13,256          4,120       (1,719)        2,160            377          18,194

                                     ----------------------------------------------------------------------------------
                                                                    Nine Months Ended
                                                                    September 28, 2001
                                     ----------------------------------------------------------------------------------
                                     -------------- ------------ ------------ --------------- ------------- -----------
                                      Engineering     Trimble      Trimble
                                           &           Field       Mobile       Component      Portfolio
                                     Construction    Solutions    Solutions    Technologies   Technologies    Total
------------------------------------ -------------- ------------ ------------ --------------- ------------- -----------
------------------------------------ -------------- ------------ ------------ --------------- ------------- -----------

(In thousands)

External net revenues                  $234,868        $53,987      $10,300       $45,379        $24,353     $368,887
                                       ========        =======      =======       =======        =======     ========
Operating income (loss) before
   corporate allocations                 41,048         11,249       (7,170)        7,404           (856)      51,675

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
------------------------------------ -------------- ------------ ------------ --------------- -------------- ----------
(In thousands)

Assets:
   Accounts receivable (1)           $   62,471     $   10,191   $     4,274  $     7,392     $     7,249     $91,577
   Inventory                             36,896          4,639         1,992        2,490           5,463      51,480

----------------------------

 (1) As presented, the accounts receivable number excludes cash received in advance, deferred revenue and reserves, which are not allocated between segments.

     The  following  are   reconciliations   corresponding   to  totals  in  the
accompanying consolidated financial statements:

                                                      Three Months Ended                Nine Months Ended
                                                  September 27,    September 28,   September 27,  September 28,
                                                       2002            2001             2002          2001
------------------------------------------------- --------------- ---------------- ------------- --------------
(In thousands) Operating income (loss):
   Total for reportable segments                    $17,161        $ 18,194          $53,245       $ 51,675

   Unallocated corporate expenses                   (8,951)         (16,418)         (29,265)       (49,085)
                                                    -------         --------         --------       --------
       Operating income (loss)                      $ 8,210         $ 1,776          $23,980         $  866
                                                    =======         ========         ========       =======


                                                     September 27, December 28,
                                                          2002         2001
-------------------------------------------------- --------------- -------------
-------------------------------------------------- --------------- -------------
(In thousands)
Assets:
   Accounts receivable total for reportable
   divisions                                            $100,015       $91,577
   Unallocated (1)                                       (20,800)      (19,897)
                                                        --------      --------
       Total                                            $ 79,215       $71,680
                                                        ========       =======

   Inventory total for reportable divisions              $56,728       $51,480
   Common inventory (2)                                      640           330
                                                         -------       -------
       Net inventory                                     $57,368       $51,810
                                                         =======       =======
----------------------------

     (1) Includes cash in advance, deferred revenue and reserves that are not allocated by segment.
     (2) Consists of inventory that is common between the segments. Parts can be used by more than one segment.

The following table presents revenues by product groups.

                             Three Months Ended          Nine Months Ended
                        September 27,  September 28, September 27, September 28,
                             2002          2001         2002            2001
------------------------------------- -------------- ---------------------------
(In thousands)

GPS products                 $58,556     $68,260       $177,680      $ 211,258
Laser and optical
products                      53,147      43,723        153,704        146,303
Other                          3,045       5,454         10,649         11,326

                          ----------- -----------  ------------- --------------
Total revenue               $114,748    $117,437       $342,033       $368,887
                          =========== ============ ============  ==============


NOTE 9 -- Equity:

         Comprehensive Income (Loss)

     The components of other comprehensive loss, net of related tax, include:

                                                  Three Months Ended                   Nine Months Ended
                                               September 27,    September 28,     September 27,    September 28,
                                                   2002              2001             2002              2001
--------------------------------------------- ---------------- ----------------- ---------------- --------------
--------------------------------------------- ---------------- ----------------- ---------------- --------------
(In thousands)
Cumulative foreign currency translation               $(1,778)       $2,388           $9,691         $(9540)
   adjustments
Unrealized gain - hedges of forecasted                     50             -               50              -
   transactions
Net gain (loss) on interest rate swap                       -           (42)             203           (273)
Net unrealized gain on investments                          -           (77)              14             28
                                                      --------       -------          ------         -------
   Other comprehensive loss                           $(1,728)       $2,269           $9,958        $(9,785)
                                                      --------       =======          ======         =======

     The change in cumulative foreign currency translation for the nine months ended September 27, 2002 was primarily due to the weakening of the U.S. dollar against the Euro and Swedish Krona.

     Accumulated other comprehensive income (loss) on the consolidated balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments.

     The components of accumulated other comprehensive income (loss), net of related tax as follows:

                                                     September 27,  December 28,
                                                         2002          2001
---------------------------------------------------- -------------- ------------
---------------------------------------------------  -------------- ------------
(In thousands)
Cumulative foreign currency translation adjustments        $(9,008)    $(18,729)
Unrealized gain on hedges of forecasted transactions            50            -
Net loss on interest rate swap                                   -         (203)
Net unrealized gain on investments                               -           16
                                                           --------    ---------
   Accumulated other comprehensive loss                    $(8,958)    $(18,916)
                                                           ========    =========


     Warrants

     On April 12, 2002, the Company issued to Spectra Physics Holdings USA, Inc., a subsidiary of Thermo Electron Corporation, a warrant to purchase up to 376,233 shares of Trimble's common stock over a fixed period of time. Initially, Spectra Physics' warrant entitles it to purchase 200,000 shares of common stock over a five-year period at an exercise price of $15.11 per share. On a quarterly basis beginning July 14, 2002, Spectra Physics' warrant became exercisable for an additional 250 shares of common stock for every $1 million of principal and interest outstanding until the note is paid off in full. These shares are purchasable at a price equal to the average of Trimble's closing price for the five days immediately preceding the last trading day of each quarter. On July 14, 2002 an additional 17,364 shares became exercisable at an exercise price of $14.46 per share. On October 14, 2002 an additional 17,824 shares became exercisable at an exercise price of $9.18. The additional shares are exercisable over a 5-year period. Under the terms of the warrant, the total number of shares issued will not exceed 376,233 shares. The warrant was valued at approximately $1.3 million and is being amortized to interest expense over the remaining term of the related subordinated note.

NOTE 10 -- Earnings Per Share:

     The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential Common Stock.

                                                             Three Months Ended               Nine Months Ended
                                                         September 27,  September 28,   September 27,  September 28,
                                                              2002           2001           2002            2001
----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Numerator:
   Income (loss) available to common shareholders used
     in basic and diluted loss per share                      $ 2,708       $ (2,686)       $ 6,319        $(16,247)
                                                              =======       =========       =======        ========

Denominator:
   Weighted-average number of common shares used in
     calculating basic income (loss) per share                 28,819         24,889         28,372          24,707

   Effect of dilutive securities:
     Common stock options                                         384             --            525              --
     Common stock warrants                                          8             --             10              --
                                                         ------------    -----------     ----------     -----------

   Weighted-average number of common shares and
     dilutive potential common shares used in
     calculating diluted income (loss) per share               29,211         24,889         28,907          24,707
                                                              =======        =======         ======         =======

Basic income (loss) per share                                 $ 0.09        $ (0.11)         $ 0.22          $(0.66)
                                                              ======        ========         ======          ======

Diluted income (loss) per share                               $ 0.09        $ (0.11)         $ 0.22          $(0.66)
                                                              ======        ========         ======          =======


     Options and warrants were not included in the computation of earnings per share in the three and nine months ended September 28, 2001 because the Company reported a net loss. If Trimble had reported net income, additional 855,000 and 1,025,000 common equivalent shares related to outstanding options and warrants would have been included in the calculation of diluted income (loss) per share for the three and nine months ended September 28, 2001, respectively.

NOTE 11 -- Related-Party Transactions:

Related-Party Lease

     The Company currently leases office space in Ohio from an association of three individuals, two of whom are employees of one of the Company's U.S. operating units, under a noncancelable operating lease arrangement expiring in 2011. The annual rent is $345,000 and is subject to adjustment based on the terms of the lease. The Condensed Consolidated Statements of Operations include expenses from this operating lease of $86,351 and $259,054 for the three and
nine  month   periods   ended   September  27,  2002  and  September  28,  2001,
respectively.

Related-Party Notes Receivable

     The Company has notes receivable from officers and employees of $1,213,000 as of September 27, 2002 and $955,000 as of December 28, 2001. The notes bear interest from 4.49% to 6.62% and have an average remaining life of 2.89 years as of September 27, 2002.

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

NOTE 13 -- Restructuring Charges:

     Restructuring charges of $ 154,000 and $646,000 were recorded for the three and nine month periods ended September 27, 2002 respectively, which are primarily related to severance costs. For the nine month period ended September 28, 2001, restructuring charges of $3.0 million were recorded, which are primarily related to severance costs. These restructuring activities impacted 40 individuals in the first nine months of fiscal 2002. In the nine months of fiscal 2001, 160 individuals were impacted. As of September 27, 2002, all of the restructuring charges have been paid.

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

     During the third fiscal quarter of 2002, Trimble recorded approximately $1.5 million of expenses under the heading of "Expense for affiliated operations, net" in Non operating income (expense) related to certain transactions between the Company and the Joint Venture. This was comprised of approximately $1.8 million of incremental costs incurred by Trimble as a result of purchasing products from the Joint Venture at a higher transfer price than its original manufacturing costs, offset by approximately $0.3 million of contract manufacturing fees charged to the Joint Venture by Trimble. Due to the nature of the transfer price agreements between Trimble and the Joint Venture, a related party, the impact of these agreements are classified under Non operating income (expense).

     In addition, during the third fiscal quarter of 2002, the Company recorded lower operating expenses of approximately $1.3 million due to the transfer of employee related expenses for research and development ($0.8 million), and sales, marketing and administrative functions ($0.5 million) to the Joint Venture. These employees are devoted to the Joint Venture and are primarily engaged in developing next generation products and technology for that entity.

     Trimble has adopted the equity method of accounting for its investment in the Joint Venture. This requires the company to record 50 percent of the Joint Venture profits or losses in a given fiscal period. During the third fiscal quarter of 2002, the Joint Venture reported a loss of $185,000 of which Trimble's share is $92,500. During the nine month period ended September 27, 2002, the joint venture reported a gain of $77,000 of which Trimble share is $38,500.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Trimble's discussion and analysis of its financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See the discussion of our critical accounting policies under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10K for fiscal 2001.

BUSINESS DEVELOPMENTS

     On August 15, 2002, Trimble acquired LeveLite Technology, Inc., a California corporation, for approximately $5.7 million. This strategic acquisition complements the Company's low-end construction instrument product line. The purchase price consisted of 437,084 shares of Trimble's common stock. The merger agreement provides for Trimble to make earn-out payments not to exceed $3.9 million based on future revenues derived from existing product sales to a certain customer. Also, if Trimble receives any proceeds from a pending litigation, a portion will be paid to the former shareholders of Levelite. The additional payments, if earned, will result in additional goodwill.

     On April 2, 2001, Trimble acquired certain assets of Grid Data, an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, the purchase agreement provided for Trimble to make earn-out payments based upon the completion of certain business milestones. In April 2002, Trimble agreed to issue 268,352 shares of Trimble's common stock to Grid Data in settlement of all earn-out payments due under the purchase agreement. These shares were issued in June 2002 and resulted in additional goodwill of $4.7 million, with a final purchase price of approximately $8.2 million.

     In August 1999, Trimble and Solectron entered into a supply agreement that provided for the exclusive manufacture by Solectron of a significant portion of Trimble's products for the three-year period ending August 13, 2002. The agreement was extended for a one year period expiring in August 2003. As of the date of this report, the Company is engaged in negotiations with Solectron regarding the nature of the manufacturing agreement going forward. The Company does not expect to experience any disruptions in its product supply as a result of these negotiations. During the fourth quarter of fiscal 2002, the Company began shipping certain of its products out of Solectron's China manufacturing facilities.

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

     During the third fiscal quarter of 2002, Trimble recorded approximately $1.5 million of expenses under the heading of "Expense for affiliated operations, net" in Non operating income (expense) related to certain transactions between the Company and the Joint Venture. This was comprised of approximately $1.8 million of incremental costs incurred by Trimble as a result of purchasing products from the Joint Venture at a higher transfer price than its original manufacturing costs, offset by approximately $0.3 million of contract manufacturing fees charged to the Joint Venture by Trimble. Due to the nature of the transfer price agreements between Trimble and the Joint Venture, a related party, the impact of these agreements are classified under Non operating income (expense).

     In addition, during the third fiscal quarter of 2002, the Company recorded lower operating expenses of approximately $1.3 million due to the transfer of employee related expenses for research and development ($0.8 million), and sales, marketing and administrative functions ($0.5 million) to the Joint Venture. These employees are devoted to the Joint Venture and are primarily engaged in developing next generation products and technology for that entity.

     Trimble has adopted the equity method of accounting for its investment in the Joint Venture. This requires the company to record 50 percent of the Joint Venture profits or losses in a given fiscal period. During the third fiscal quarter of 2002, the Joint Venture reported a loss of $185,000 of which Trimble's share is $92,500. During the nine month period ended September 27, 2002, the joint venture reported a gain of $77,000 of which Trimble share is $38,500.

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

                                                              Three Months Ended                  Nine Months Ended
                                                         September 27,     September 28,     September 27,    September 28,
                                                              2002              2001             2002              2001
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes from continuing
  Operations                                                 $ 2,958           $ (2,486)         $ 9,569         $ (14,547)
Infrequent and acquisition-related charges:
   Loss on sale of business (Other income and expense)
                                                                   -                  -                -             1,964
   Amortization of goodwill and other purchased
     intangibles                                               1,832              7,378            6,134            22,088
    Gain on sale of assets  (Other income and expense)          (165)                 -             (165)             (270)
   Restructuring charges                                         154                363              646             2,997
                                                         -----------         ----------       ----------       -----------
 Total infrequent and acquisition-related charges              1,821              7,741            6,615            26,779
                                                          ----------          ---------         --------        ----------
Adjusted income before income taxes from continuing
     operations                                                4,779              5,255           16,184            12,232
Income tax provision, adjusted                                   250                475            3,250             1,425
                                                         -----------         ----------       ----------        ----------
Adjusted net income                                        $   4,529            $ 4,780         $ 12,934          $ 10,807
                                                           =========           ========         ========        ==========

RESULTS OF OPERATIONS

     The Company's annual revenues from operations for the three and nine month periods ended September 27, 2002 were $114.7 million and $342.0 million, as compared with $117.4 million and $368.9 million in the corresponding periods in fiscal 2001. The net income for the three and nine months ended September 27, 2002, was $2.7 million, or $0.09 diluted income per share and $6.3 million, or $0.22 diluted income per share, compared to a net loss for the corresponding periods in fiscal 2001, of $2.7 million, or $0.11 loss per share and $16.2 million or $0.66 loss per share.

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

                                               Three Months Ended                                 Nine Months Ended

                                                  % of                    % of                        % of                 % of
                                   September 27,  Total     September 28,  Total     September 27,   Total    September   Total
                                       2002       Revenue       2001       Revenue        2002       Revenue     28,      Revenue
                                                                                                                 2001
---------------------------------- -------------- --------- -------------- --------  --------------  ------- ------------ -------
(Dollars in thousands)

Engineering and Construction
   Revenue                               $78,993    69%           $74,221    63%          $227,294     66%      $234,868     64%
   Segment Operating income
     from operations                      15,232                   13,256                   42,618                41,048
   Segment Operating income
    as a percentage of  segment
    revenue                                  19%                      18%                      19%                   18%
Trimble Field Solutions
   Revenue                                13,252    12%            18,017    15%            49,495     14%        53,987     15%
   Segment Operating income
     from operations                       1,445                    4,120                    9,831                11,249
   Segment Operating income
     as a percentage of segment
      revenue                                 9%                      23%                      20%                   21%
Trimble Mobile Solutions
   Revenue                                 2,244     2%             4,412     4%             6,436      2%        10,300      3%
   Segment Operating loss from
    operations                            (2,836)                  (1,719)                  (8,742)               (7,170)
   Segment Operating loss
    as a percentage of  segment
    revenue                                126)%                    (39)%                   (136)%                 (70)%
Component Technologies
   Revenue                                14,607    13%            12,602    11%            39,807     12%        45,379     12%
   Segment Operating income
     from operations                       2,563                    2,160                    6,162                 7,404
   Segment Operating income
    as a percentage of  segment
    revenue                                  18%                      17%                      15%                   16%
Portfolio Technologies
   Revenue                                 5,652     4%             8,185     7%            19,001      6%        24,353      6%
   Segment Operating income
     (loss) from operations                  757                     (377)                   3,376                  (856)
   Segment Operating income
     (loss) as a percentage of
     segment  revenue                        13%                      (5%)                     18%                  (4)%

Total Revenue                           $114,748    100%         $117,437   100%          $342,033   100%       $368,887    100%
Total Segment Operating
     income from continuing
      operations                         $17,161                  $18,194                   53,245                51,675

     A reconciliation of Trimble's consolidated segment operating income to consolidated income (loss) before income taxes from operations follows:

                                                              Three Months Ended                   Nine Months Ended
                                                          September 27,     September 28,       September 27,    September 28,
                                                              2002              2001               2002             2001
------------------------------------------------------- ----------------- -----------------  ---------------- ----------------
(In thousands)

Consolidated segment operating income from
  continuing operations                                       $  17,161          $ 18,194          $ 53,245         $  51,675
Unallocated corporate expense                                    (6,965)           (8,677)          (22,485)          (25,724)
Amortization of  goodwill and other purchased
  intangibles                                                    (1,832)           (7,378)           (6,134)          (22,088)
Restructuring charges                                              (154)             (363)             (646)           (2,997)
Non-operating  income (expense), net                             (5,252)           (4,262)          (14,411)          (15,413)
                                                        ----------------- -----------------  ---------------- ---------------
Income (loss) from operations before income taxes             $   2,958        $   (2,486)         $  9,569         $ (14,547)
                                                        ================= =================  ================ ================

Revenue

     For the three months ended September 27, 2002, total revenue decreased by $2.7 million or 2% to $114.7 million from $117.4 million in the corresponding period in fiscal 2001.

     For the nine months ended September 27, 2002, total revenue decreased by $26.9 million or 7% to $342.0 million from $368.9 million in the corresponding period in fiscal 2001.

Engineering and Construction

Revenue

     Products within the Engineering and Construction segment include surveying, general construction, site preparation, excavation, road and runway construction, interior construction and underground construction systems. Engineering and Construction revenues increased by $4.8 million or 6% for the three months ended September 27, 2002 as compared with the same corresponding period in fiscal 2001. The increase was due to the following:

o Continued strong demand for our Machine Control products combined with new Survey product introductions during the quarter.

o Inclusion of revenues from the acquisition of LeveLite on August 15, 2002 of approximately $1.3 million.

     Engineering and Construction revenues decreased by $7.6 million or 3% for the nine months ended September 27, 2002 as compared with the same corresponding period in fiscal 2001. The decrease was due to the following:

o A shift in the distribution model from direct sales offices to dealer dependent channels, resulted in reduced revenue for the Construction Instruments and Machine Control product lines, due to discount offered on sales to dealers.

o    Survey equipment revenues decreased due to the general economic slowdown.

The decrease in Survey equipment and Construction Instrument revenues was partially offset by an increase in Machine Control revenues due to strong acceptance of the GPS site vision product line.

Operating Income

     Engineering and Construction operating income increased by $1.9 million and $1.5 million or 15% and 4% for the three and nine months ended September 27, 2002 as compared with the same corresponding periods in fiscal 2001. The increases were due to the continued realization of cost synergies from actions implemented in 2001 as a result of the acquisition of the Spectra Precision Group. These actions included the integration of sales forces, rationalization of overlapping product lines, and the elimination of redundant development, and sales and service facilities. These cost savings helped to offset a decline in gross margins caused by shifting product mix, as well as reduced revenue due to the general economic slowdown.

Trimble Field Solutions

Revenue

     Products within the Trimble Field Solutions segment include GPS-based machine guidance systems, field management systems, laser-based water management systems and solutions for a variety of applications in asset tracking. Trimble Field Solutions revenues decreased by $4.8 million and by $4.5 million or 26% and 8% for the three and nine months ended September 27, 2002 as compared with the same corresponding periods in fiscal 2001. The decreases were due to the following:

o Delays in shipping of a recently announced new product, the GeoExplorer CE series GPS handheld for mobile mapping applications, as a result of delivery delays of a critical component by one of our vendors.

o Lower volumes for GIS data capture products partially due to weakness in US federal, state, and local government spending for the three and nine month period ended September 27, 2002, compared to the corresponding period in 2001. For the nine month period ended September 27, 2002, the decrease in US federal, state and local government revenues was partially offset by increased Agriculture revenues compared to the corresponding period in 2001.

Operating Income

     Trimble Field Solutions operating income decreased by $2.7 million and $1.4 million or 65% and 13% for the three and nine months ended September 27, 2002 as compared with the same corresponding periods in fiscal 2001. The decreases in operating income were primarily due to lower revenues.

Trimble Mobile Solutions

Revenue

     Products within the Trimble Mobile Solutions segment combine GPS and information technologies to provide solutions for a variety of applications in fleet management. Trimble Mobile Solutions revenues decreased by $2.2 million and $3.9 million or 49% and 38% for the three months and nine months ended September 27, 2002 as compared with the corresponding periods in fiscal 2001. The decreases in revenue were due to the following factors:

o Reduction in our Satcom Galaxy Inmarsat C business. We announced early last year that we would exit this product line due to the wide availability and significant cost savings of cellular products.

o Slow down in system integration projects due to reduced spending at municipalities.

o Reduced sales of wireless products due to a transition from a sensor provider to a full integrated service provider.

Operating Income

     Trimble Mobile Solutions operating loss increased by $1.1 million and $1.6 million or 65% and 22% for the three and nine months ended September 27, 2002 as compared with the corresponding periods in fiscal 2001. The increases in operating loss were due to the following:

o Lower revenue base as compared to the same corresponding period of the previous year.

o Decrease in margins due to the sell-off of existing Satcom inventory at reduced prices.

o Significant costs incurred in the development of a service platform to enable a range of asset management solutions including an internet delivered cellular based solution for vehicle fleet management.

Component Technologies

Revenue

     Products within the Component Technologies segment consist principally of proprietary GPS chipsets and modules marketed to original equipment manufacturers. Component Technologies revenues increased by $2.0 million or 16% for the three months ended September 27, 2002 as compared with the corresponding period in fiscal 2001. The increase is primarily due to introduction of our low power LassenTM SQ product which was introduced in our second fiscal quarter.

     Component Technologies revenues decreased by $5.6 million or 12% from $45.4 million to $39.8 million for the nine months ended September 27, 2002 as compared with the corresponding period in fiscal 2001. The decrease in revenue was due to the following factors:

o A reduction in sales of Embedded product lines due to the economic slowdown, primarily in the first half of the year, and a decrease in Timing product lines due to reduced spending in the telecommunications market.

* A slight decrease of In-vehicle navigation sales due to decrease in average selling prices. We expect this trend to continue, as technology advances in component technology will enable among other things, reduced costs.

Operating Income

     Component Technologies operating income increased by $0.4 million or 19% for the three months ended September 27, 2002 as compared with the corresponding period in fiscal 2001. The increase in operating income was due primarily to higher revenue, and partially offset by higher operating expenses.

     Component Technologies operating income decreased by $1.3 million or 17% for the nine months ended September 27, 2002 as compared with the corresponding period in fiscal 2001. The decrease in operating income was due primarily to lower revenue, and partially offset by reductions in operating expenses.

Portfolio Technologies

Revenue

     This segment is an aggregation of various operations that each equal less than ten percent of the Company's total operating revenue. These markets include the operations of the Military Advanced Systems business and Tripod Data Systems, or TDS. Portfolio Technologies revenues decreased by $2.5 million and $5.4 million or 31% and 22% for the three and nine months ended September 27, 2002 as compared with the same corresponding periods in fiscal 2001. The decrease in revenue was primarily due to a reduction of $1.3 million and $4.4 million for the three and nine month, respectively, in our commercial aviation product line as a result of the sale of the air transport product line to Honeywell in the first fiscal quarter of 2001. In addition, the economic slowdown resulted in lower TDS revenues.

Operating Income

     Portfolio Technologies operating income increased by $1.1 million or 301%, and $4.2 million or 494% for the three and nine months ended September 27, 2002 as compared with the same corresponding periods in fiscal 2001. The increase in operating income was primarily due to the following:

o A decrease in research and development expenses of approximately $0.7 million and $1.3 million, which was primarily due to an increase in cost reimbursement for military research and development programs and a reduction in temporary help and consultants.

o Disposal of the loss generating commercial aviation product line, which accounted for approximately $1.9 million in the nine months of fiscal 2001.

International Revenues

     * Sales to our unaffiliated customers in locations outside the U.S. comprised approximately 49% and 48% of total revenues for nine months ended September 27, 2002 and September 28, 2001, respectively. North and South America represented 59% of total revenue, Europe 29%, and Asia 12% in the first nine months of fiscal 2002. We anticipate that sales to international customers will continue to account for a significant portion of our revenue. For this reason, we are subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. Even though the U.S. Government announced on March 29, 1996, that it would support and maintain the GPS system, and on May 1, 2000, stated that it has no intent to ever again use Selective Availability (SA), a method of degrading GPS accuracy, there may be reluctance in certain foreign markets to purchase such products given the control of GPS by the U.S. Government. Trimble's results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.

Gross Margin

     Gross margin varies due to a number of factors, including product mix, international sales mix, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. Gross margin as a percentage of total revenues was 50% and 51% for the three and nine months ended September 27, 2002 and 50% and 51% for the same corresponding periods in fiscal 2001. The gross margin was slightly impacted by shifting product mix; lower revenue from high margin Geographic Information Systems products was offset by higher revenue from lower margin Component Technologies.

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


Operating Expenses

     The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                              Three Months Ended           Nine Months Ended
                         September 27, September 28, September 27, September 28,
                                2002       2001           2002           2001
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
(In thousands)

Research and development         $ 15,235    $ 15,726     $ 45,259    $ 47,281
Sales and marketing                21,338      25,345       65,362      81,016
General and administrative         10,812       9,727       31,358      29,098
Restructuring charges                 154         363          646       2,997
Amortization of goodwill
and other purchased
intangibles                         1,832       7,378        6,134      22,088
                                ---------  ----------  -----------   ---------
 Total                          $  49,371   $  58,539   $  148,885   $ 182,480
                                =========   =========   ==========   =========

Research and Development

Research and development spending decreased by $0.5 million and $2.0 million during the three and nine month periods ended September 27, 2002, and represented 13% and 12% of revenue, compared with 13% for the three and nine month ended September 28, 2001. The reduction of research and development expenses was primarily due to the transfer of employee related expenses to the CTCT joint venture of approximately $0.9 million and $1.5 million for the three and nine months ended September 27, 2002.

     * The Company believes that the development and introduction of new products is critical to its future success and expects to continue its active development of future products.

Sales and Marketing

     Sales and marketing expense decreased by $ 4.0 million and $15.7 million during the three and nine month periods ended September 27, 2002, and represents 13% of revenue, compared with 13% in the same corresponding periods in fiscal 2001. The decreases in 2002 were due primarily to the following factors:

o During fiscal 2001, the Company sold off many of its direct sales offices which decreased sales and marketing expense by approximately $1.7 million and $6.6 million for the three and the nine months ended September 27, 2002 as compared to the same periods in prior year 2001.

o Decreased in compensation and related expenses, as well as temporary help and consulting expenses of approximately $0.9 million and $3.8 million for the three and the nine months ended September 27, 2002.

o Decrease in travel, advertising, promotional, trade show and sales commission expenses of approximately $1.8 million and $4.0 million for the three and nine months ended September 27, 2002 compared with the corresponding periods in fiscal 2001.

o    Reduction  in  facility,   equipment,  office  and  telephone  expenses  of
     approximately $1.5 million for the nine months ended September 27, 2002 compared to the corresponding period in fiscal 2001.


     * Trimble's future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, and on our ability to continue to identify and exploit new markets for our products.

General and Administrative

     General and administrative expense increased by $1.1 million and $2.3 million during the three and the nine month periods ended September 27, 2002, representing 9% of revenue, compared with 8% in the same corresponding periods in fiscal 2001. The increases in 2002 was due primarily to increased provisions for receivables due from customers in troubled South American economies and a $1.5 million charge resulting from the write-off of receivables due from a Japanese distributor, partially offset by reduction in compensation and professional fees of approximately $0.6 million.

Restructuring charges

     Restructuring charges of $ 154,000 and $646,000 were recorded for the three and nine month periods ended September 27, 2002 respectively, which are primarily related to severance costs. For the nine month period ended September 28, 2001, restructuring charges of $3.0 million were recorded, which are primarily related to severance costs. These restructuring activities impacted 40 individuals in the first nine months of fiscal 2002. In the nine months of fiscal 2001, 160 individuals were impacted. As of September 27, 2002, all of the restructuring charges have been paid.

Spectra Precision Group Restructuring Activities

     At the time the Company acquired the Spectra Precision Group in July 2000, the Company formulated a restructuring plan and provided approximately $9.0 million for costs to close certain duplicative office facilities, combine operations including redundant domestic and foreign legal entities, reduce workforce in overlapping areas, and relocate certain employees. These estimated costs were accrued for as part of the allocation of the purchase price. Included in the total estimated cost was approximately $2.7 million related to the discontinuance of overlapping product lines, which was included in our reserve for excess and obsolete inventory. As of September 27, 2002, the Company had charged against the reserve approximately $4.5 million of non-inventory related charges, which consisted of $1.8 million for legal and tax consulting expenses relating to consolidation of legal entities, $1.3 million for severance expenses, $1.0 million for facilities and direct sales office closures, $0.3 million for an underfunded pension plan, and other costs of $0.1 million, of which $1.2 million was paid in the first nine months of 2002.

     The Company revised its final estimates for costs to complete the remaining planned activities and accordingly reduced its restructuring reserve by approximately $1.1 million, with a corresponding adjustment to Goodwill, in the fourth quarter of fiscal 2001. The reserve balance was approximately $0.8 million at September 27, 2002, and the Company anticipates completing the majority of its remaining restructuring activities during the fourth fiscal quarter of 2002. These activities consist principally of legal costs and other expenses required to combine redundant legal entities.

     The elements of the reserve at September 27, 2002, on the balance sheet (included in accrued liabilities) are as follows:


                                Employee Severance   Facility Closure,
                                 and Relocation        Legal and Tax
                                                         Expense         Total
(In thousands)

Total reserve                      $ 1,945               $ 4,370       $ 6,315
Amounts paid/written off            (1,685)               (2,788)       (4,473)
Revision to estimates                 (260)                 (812)       (1,072)
                                 -----------------------------------------------
Balance as of September 27, 2002     $   -                 $ 770         $ 770
                                 ===============================================

Amortization of Goodwill, Purchased and Other Intangibles

                                                             Three Months Ended                   Nine Months Ended
                                                         September 27,     September 28,     September 27,    September 28,
                                                              2002              2001             2002              2001
------------------------------------------------------- ----------------- ----------------- ---------------- -----------------
------------------------------------------------------- ----------------- ----------------- ---------------- -----------------
(In thousands)


Amortization of goodwill                                      $       -           $ 1,954       $         -          $ 5,863
Amortization of purchased intangibles                             1,832             5,424             6,134           16,225
Amortization of other intangibles                                   171               229               641              699
                                                        ----------------- ----------------- ---------------- -----------------
Total amortization of goodwill, purchased, and other
     intangibles                                                $ 2,003           $ 7,607           $ 6,775         $ 22,787
                                                        ================= ================= ================ =================

     Amortization expense of goodwill, purchased and other intangibles decreased during the three and nine month periods ended September 27, 2002 by approximately $5.6 million and $16.0 million. Total amortization expense of goodwill, purchased and other intangibles represented 2% of revenue in the first nine month period of fiscal 2002, compared with 4% in the same period in 2001. The decrease was primarily due to the adoption of SFAS 142, which does not require the amortization of goodwill and intangible assets with indefinite useful lives.

Nonoperating income (expense), net

         The following table shows nonoperating income (expenses), net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

                                           Three Months Ended                Nine Months Ended
                                      September 27,   September 28,    September 27,    September 28,
                                           2002             2001            2002              2001
------------------------------------- ---------------- --------------- ---------------- -----------------
------------------------------------- ---------------- --------------- ---------------- -----------------
(In thousands)

Interest income                           $    116          $   210         $   336                $ 946
Interest expense                            (3,654)          (5,327)        (11,232)             (16,861)
Foreign exchange gain (loss)                  (354)             813          (1,123)                 549
Expense for affiliated operations,          (1,516)               -          (2,726)                   -
 net
Other income (expense)                         156               42             334                  (47)
                                      ---------------- --------------- ---------------- -----------------
 Total                                     $(5,252)         $(4,262)       $(14,411)            $(15,413)
                                      ================ =============== ================ =================

     Nonoperating expense, net increased by $1.0 million during the three months ended September 27, 2002 as compared with same fiscal period in 2001. The primary reasons for the increase were as follows:

o Expense for affiliated operations of $1.5 million is primarily a result of transfer pricing effects on transactions between Trimble and the CTCT joint venture.

o Foreign exchange loss of $0.4 million in the third fiscal quarter of 2002 compared to a $0.8 million gain in third fiscal quarter of 2001.

o The increase above was offset by lower interest expense due to reduction of the debt balance of approximately $95 million and lower interest rates.

     Nonoperating expense, net decreased by $2.7 million during the first nine months of fiscal 2002 as compared with same fiscal period in 2001. The primary reasons for the decrease were as follows:

o    Lower   interest   expense  due  to   reduction  of  the  debt  balance  of
     approximately $95 million accounted for $5.6 million.

o Lower interest expense was offset by expense for affiliated operations of $2.7 million as a result of transfer pricing effects on transactions between Trimble and the CTCT joint venture and a foreign exchange loss of $1.1 million in the nine months ended September 27, 2002.

Income Taxes

     The Company recorded provisions for income taxes of $0.25 million for the three months ended September 27, 2002 and $3.3 million for the nine months ended September 27, 2002. The provisions for income taxes for the comparable periods in 2001 were $0.2 million and $1.7 million, respectively. These amounts reflect foreign taxes on profits in foreign jurisdictions, withholding taxes and the inability to realize the benefit of net operating losses generated in the United States.

Inflation

     The effects of inflation on the Company's financial results have not been significant to date.


LIQUIDITY AND CAPITAL RESOURCES


                                                   September 27,    December 28,
As of                                                   2002           2001
------------------------------------------------- ----------------- ------------
(Dollars in thousands)

Cash and cash equivalents                             $30,352           $31,078
As a percentage of total assets                          7.0%              7.4%
Accounts receivable days sales outstanding (DSO)           52                55
Inventory days sales outstanding                           92                90

                                                   September 27,   September 28,
Nine Months Ended                                       2002            2001
------------------------------------------------- --------------- --------------
(Dollars in thousands)

Cash provided by operating  activities               $25,064           $10,963
Cash used by investing activities                     (3,805)          (12,418)
Cash provided (used) by financing activities         (21,985)            2,982

Net increase/(decrease) in cash and
cash equivalents                                        (726)            1,527


     At September 27, 2002, Trimble's cash and cash equivalents decreased by $0.8 million from December 28, 2001. During the first nine months of fiscal 2002, the Company repaid $21.2 million of its debt outstanding under its subordinated note and $18.5 million of its debt outstanding under its credit facilities. This was financed by the issuance of common stock, net of issuance costs of approximately $17.4 million, and cash generated from operating activities of approximately $25.0 million. The Company also used approximately $2.2 million for the purchase of certain assets, and approximately $5.5 million for net capital expenditures. The Company also acquired $3.9 million cash through the LeveLite acquisition.

     At September 27, 2002, Trimble's debt mainly consisted of $77.6 million outstanding under senior secured credit facilities, and a $69.1 million subordinated note related to the acquisition of the Spectra Precision Group. Trimble has relied primarily on cash provided by operating activities to fund capital expenditures, and other investing activities.

     In the first fiscal quarter of 2002, the Company used $21.2 million of net proceeds from its private placement to retire accrued interest and principal under its subordinated note with Spectra Physics Holdings USA, Inc., a subsidiary of Thermo Electron, reducing the outstanding principal amount to $68.7 million. On June 29, 2002, $465,000 of accrued interest was converted into principal. In addition, the Company renegotiated the terms of the subordinated note extending the maturity until July 14, 2004, at the current interest rate of approximately 10.4% per year. In connection with the renegotiation, on April 12, 2002, the Company issued to Spectra Physics Holdings USA, Inc. a warrant to purchase up to 376,233 shares of Trimble's common stock over a fixed period of time. Initially, Spectra Physics' warrant entitles it to purchase 200,000 shares of common stock over a five-year period at an exercise price of $15.11 per share. On a quarterly basis beginning on July 14, 2002, Spectra Physics' warrant became exercisable for an additional 250 shares of common stock for every $1 million of principal and interest outstanding until the note is paid off in full. These shares are purchasable at a price equal to the average of Trimble's closing price for the five days immediately preceding the last trading day of each quarter. On July 14, 2002 additional 17,364 shares became exercisable at an exercise price of $14.46 per share. On October 14, additional 17,824 shares became exercisable at an exercise price of $9.18. The additional shares are exercisable over a 5-year period. Under the terms of the warrant, the total number of shares issued will not exceed 376,233 shares. The warrant was valued at approximately $1.3 million and is being amortized to interest expense over the remaining term of the related subordinated note.

     * In the nine months of fiscal 2002, cash provided by operating activities was $25.0 million, as compared to $11.6 million in the corresponding fiscal period in 2001. In the first fiscal quarter of 2002, Trimble received a special cash distribution of $11 million from the joint venture with Caterpillar. Trimble's ability to continue to generate cash from operations will depend in large part on revenues, the rate of collections of accounts receivable, and continued focus on reducing operating costs and profitability. The accounts receivable days sales outstanding slightly decreased and inventory days outstanding slightly increased from year end.

     Cash flows used in investing activities were $3.8 million in the first nine months of 2002 as compared to $12.4 million in the corresponding fiscal period in 2001. Cash used in investing activities in the first nine months of 2002 was primarily related to the acquisition of an additional 25% equity interest in Terrasat, a German corporation and the acquisition of property and equipment partially offset by cash acquired through the LeveLite acquisition.

     Cash used by financing activities was $22.0 million in the first nine months of 2002 as compared with cash provided by financing activities of $3.0 million in the corresponding fiscal period in 2001. During the first nine months of 2002, the Company made $21.2 million of payments against its subordinated note and $18.5 million of payments against its credit facilities. These payments were offset by proceeds from the issuance of common stock to employees pursuant to Trimble's stock option plan and employee stock purchase plan of $1.9 million, as well as issuance of common stock under a private equity placement of $17.4 million.

     In July 2000, Trimble obtained $200 million of senior, secured credit facilities (the "Credit Facilities") from a syndicate of banks to support the acquisition of the Spectra Precision Group and the Company's ongoing working capital requirements and to refinance certain existing debt (see Note 7 to the Condensed Consolidated Financial Statements). At September 27, 2002, Trimble had approximately $77.6 million outstanding under the Credit Facilities, comprised of $37.6 million under a five-year $100 million term loan, $25 million under a $50 million three-year U.S. dollar only revolving Credit Facility, and $15 million under a $50 million three-year multi-currency revolver.

     The Credit Facilities are secured by all material assets of the Company, except for assets subject to foreign tax considerations. Financial covenants of the Credit Facilities, which were amended during the quarter, include leverage, fixed charge, and minimum net worth tests. At September 27, 2002, the Company is in compliance with debt covenants. The amounts due under the three-year revolver loans are paid as the loans mature, and the loan commitment fees are paid on a quarterly basis. Under the five-year term loan, the Company is due to make payments (excluding interest) of approximately $5 million in the last quarter of fiscal 2002, $24.0 million in fiscal 2003 and the remaining $8.6 million in fiscal 2004.

     * Management believes that its cash and cash equivalents, together with its credit facilities and anticipated renewals, will be sufficient to meet its anticipated operating cash needs for at least the next twelve months. At September 27, 2002, the Company had $30.3 million of cash and cash equivalents. At September 27, 2002, the Company had access to $60 million of cash under the terms of its three-year revolver loans.

     Trimble is currently restricted from paying dividends and is limited as to the amount of its common stock that it can repurchase under the terms of the Credit Facilities. We are allowed to pay dividends and repurchase shares of common stock up to 25% of net income in the previous fiscal year.

     We have obligations under noncancelable operating leases for our principal facilities in the United States that expire at various dates through 2011. Trimble has options to renew certain of these leases for an additional five years. The Company also leases facilities under operating leases in the United Kingdom, Sweden and Germany that expire in 2011. The following table represents the remaining future minimum payments under the noncancelable operating leases.


                                                        Operating
                                                        Lease Payments
(In thousands)

Remaining fiscal 2002                                      $ 3,195
2003                                                        11,916
2004                                                         7,288
2005                                                         6,847
2006                                                         1,795
Thereafter                                                   6,576
                                                          --------
Total                                                     $ 37,617
                                                          ========


     We also have noncancellable purchase commitments, primarily relating to inventory in our ordinary course of business, as of September 27, 2002 of approximately $17.8 million.


     * We expect  fiscal 2002  capital  expenditures  to be  approximately  $7.0 million to $8.0 million, primarily for computer equipment, software, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

     Trimble has entered into forward foreign currency exchange contracts to offset the effects of changes in exchange rates on some of its foreign-denominated intercompany receivables. At September 27, 2002, Trimble had forward foreign currency exchange contracts to sell approximately 855.0 million Japanese Yen (of which approximately 295 million Yen was designated to hedge firm orders to one particular customer), to sell approximately 5.0 million Mexican Pesos, to sell approximately 17.0 million Euros, to sell approximately
1.6 million Canadian Dollars, to sell approximately 10.7 million Swedish Krona, and to sell approximately 2.5 million British pounds, to buy approximately 1.6 million British pounds, to buy approximately 180.0 million Swedish Krona, to buy approximately 1.9 million New Zealand dollars, to buy approximately 4.0 million Euros at contracted rates that mature over the next twelve months. In July 2002, the Company expanded its worldwide hedging program to include intercompany transactions among the former Spectra Precision Group entities in order to minimize the impact of changes in foreign exchange rates on earnings.

Recent Accounting Pronouncements

     Trimble  adopted  Statement  of  Financial  Accounting  Standards  No. 144,
"Accounting for the Impairment or Disposal of Long-lived Assets," at the beginning of fiscal 2002. The effect of adopting SFAS 144 did not have a material impact on the Company's financial position or results of operations.

     Trimble adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), at the beginning of fiscal 2002. Application of the nonamortization provisions of SFAS 142 significantly reduced amortization expense of purchased intangibles and goodwill to approximately $6.1 million for the nine month period ended September 27, 2002 from $22.1 million in the prior year. The Company reclassified identifiable intangible assets with indefinite lives, as defined by SFAS 142, to goodwill at the date of adoption. The Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. No impairment charge resulted from the impairment tests. The effect of adopting SFAS No. 141 and 142 did not have a material impact on the Company's financial position or results of operations.

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

Certain Other Risk Factors

Our Credit Agreement Contains Stringent Financial Covenants.

     Two of the financial covenants in our Credit Agreement with ABN AMRO Bank, N.V. and certain other banks, dated as of July 14, 2000 as amended (the "Credit Agreement"), minimum fixed charge coverage and maximum leverage ratio, are extremely sensitive to changes in earnings before interest, taxes, depreciation and amortization ("EBITDA"). In turn, EBITDA is highly correlated to revenues and cost cutting. Due to uncertainties associated with the downturn in the worldwide economy, our future revenues by quarter are more difficult to forecast and we have recently put in place various cost cutting measures, including the consolidation of service functions and centers, closure of redundant offices, consolidation of redundant product lines and reductions in staff. If revenues should decline at a faster pace than the rate of these cost cutting measures, on a quarter to quarter basis we may not be in compliance with the two above mentioned financial covenants. If we default on one or more covenants, we will have to obtain either negotiated waivers or amendments to the Credit Agreement. If we are unable to obtain such waivers or amendments, the banks would have the right to accelerate the payment of our outstanding obligations under the Credit Agreement, which would have a material adverse effect on our financial condition and viability as an operating company. In addition, a default under one of our debt instruments may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

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

Our Inability to Accurately Predict Orders and Shipments May Affect Our Revenue, Expenses and Earnings per Share.

     Because we have been unable in the past to consistently predict exactly when our customers will place orders and request shipments, we cannot accurately plan our manufacturing requirements. As a result, if the orders and shipments differ from what we predict, we may incur additional expenses and build unneeded inventory, which may require additional reserves. Any significant change in our customers' purchasing patterns could have a material adverse effect on our operating results and reported earnings per share for a particular quarter.

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

We Are Dependent on a Sole Manufacturer for Many of Our Products and on Sole Suppliers of Critical Parts for Our Products.

     With the selection of Solectron Corporation in August 1999 as an exclusive manufacturing partner for many of our GPS products previously manufactured out of our Sunnyvale facilities, we are substantially dependent upon a sole supplier for the manufacture of many of our products. Under the agreement with Solectron, we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. Although purchase orders placed with Solectron are cancelable, the terms of the agreement would require us to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet customers' delivery requirements or we may accumulate excess inventories, if such inventories are not usable by other Solectron customers.

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

We May Encounter Problems Associated With International Operations and Sales.

     Our customers are located throughout the world. Sales to unaffiliated customers in foreign locations represented approximately 49% of our revenues in our first nine months of fiscal 2002 and 48% in the corresponding fiscal period for 2001. In addition, we have significant international operations, including manufacturing facilities, sales personnel and customer support operations. Our international sales operations include offices in Australia, Canada, China, France, Germany, Great Britain, Japan, Mexico, New Zealand, Sweden, Russia, Singapore and others. Our international manufacturing facilities are in Sweden and Germany, and we have a regional fulfillment center in the Netherlands. Our international presence exposes us to risks not faced by wholly-domestic companies. Specifically, we have experienced issues relating to integration of foreign operations, greater difficulty in accounts receivable collection, longer payment cycles and currency fluctuations. Additionally, we face the following risks, among others: unexpected changes in regulatory requirements; tariffs and other trade barriers; political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities; difficulties in staffing and management; language and cultural barriers; seasonal reductions in business activities in the summer months in Europe and some other countries; and potentially adverse tax consequences. Although we implemented a program to attempt to manage foreign exchange risks through hedging and other strategies, there can be no assurance that this program will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our results of operations. In addition, in certain foreign markets, there may be reluctance to purchase products based on GPS technology, given the control of GPS by the U.S. Government.

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

We Are Subject to the Impact of Governmental and Other Similar Certifications.

     We market certain products that are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results. Also, our products that use integrated radio communication technology require an end-user to obtain licensing from the Federal Communications Commission (FCC) for frequency-band usage. These are secondary licenses that are subject to certain restrictions. During the fourth quarter of 1998, the FCC temporarily suspended the issuance of licenses for certain of our real-time kinematic products because of interference with certain other users of similar radio frequencies. An inability or delay in obtaining such certifications or changes to the rules by the FCC could adversely affect our ability to bring our products to market, which could harm our customer relationships and have a material adverse effect on our business.

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

Market Interest Rate Risk

     The Company is exposed to market risk due to the possibility of changing interest rates under its senior secured credit facilities. The Company's credit facilities are comprised of a three-year US dollar-only revolver, a three-year Multi-Currency revolver, and a five-year term loan. Borrowings under the credit facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on the Company's leverage ratio. As of September 27, 2002, our leverage ratio (total indebtedness, not including subordinated debt to EBITDA on a rolling four quarter basis) was approximately
1.78. At this leverage ratio our pricing will be LIBOR plus 175 basis points. The U.S. dollar and the Multi-Currency revolvers run through July 2003 and have outstanding principal balances at September 27, 2002 of $25 million and $15 million, respectively. As of September 27, 2002 the Company has borrowed from the Multi-Currency revolver in U.S. currency only. The term loan runs through June 2004 and has an outstanding principal balance of $37.6 million at September 27, 2002. The three-month LIBOR effective rate at September 27, 2002 was 1.79063% as a result our borrowing rate at September 27, 2002 was 3.54063%. A hypothetical ten percent increase in three-month LIBOR rates could result in approximately $139,000 annual increase in interest expense on the existing principal balances.

     In addition, the Company has a $1.8 million promissory note, of which $12,000 was classified as a current liability at September 27, 2002. The note is payable in monthly installments, bearing a variable interest rate of 5.4% as of September 27, 2002. A hypothetical ten percent increase in interest rates would not have a material impact on the results of operations of the Company.

     * The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by Trimble's management, should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

Foreign Currency Exchange Rate Risk

     Trimble transacts business in various foreign currencies and hedges identified risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. Trimble utilizes forward contracts to hedge certain trade and intercompany receivables and payables. These contracts reduce the exposure to fluctuations in exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the hedge contracts. These hedge instruments are marked to market through earnings every period. From time to time, Trimble may also utilize forward foreign exchange contracts designated as Cash Flow hedges of operational exposures represented by firm backlog orders to specific accounts over a specific period of time. We record changes in the fair value of cash flow hedges in accumulated other comprehensive income (loss), until the firm backlog transaction ships. Upon shipment, we reclassify the gain or loss on the cash flow hedge to the statement of operations. For fiscal quarter ended September 27, 2002, Trimble recorded a $50,000 gain reflected the net change and ending balance in relating to a firm backlog hedge. The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flow from the forecasted transactions. All forward contracts have maturity of less than twelve months.

     The counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. To mitigate this risk Trimble uses high quality counterparties and per our hedging policy establishes maximum limits and/or percentages for each counterparty. The Company's practice is to settle the underlying intercompany transactions on a timely basis to reduce our exposure to fluctuations in exchange rates.


     *  Trimble  does  not  anticipate  any  material   adverse  effect  on  its
consolidated financial position utilizing our current hedging strategy.

     The following table provides information about Trimble's foreign exchange forward contracts outstanding as of September 27, 2002:

                              Foreign Currency   Contract Value    Fair Value in
                                   Amount             USD              USD
       Currency    Buy/Sell   (in thousands)    (in thousands)    (in thousands)
---------------- ----------- ------------------ ---------------- ---------------
Yen                 Sell           855,000            $7,033           $6,995
----------------
Euro                Sell            17,000           $16,658          $16,604
----------------
Euro                Buy              4,000            $3,936           $3,917
----------------
Krona               Sell            10,717            $1,154           $1,154
----------------
Krona               Buy            180,000           $19,305          $19,257
----------------
Sterling            Sell             2,500            $3,865           $3,924
----------------
Sterling            Buy              1,650            $2,580           $2,590
----------------
Pesos               Sell             5,000              $469             $473
----------------
NZD                 Buy              1,850              $873             $860
----------------
CAD                 Sell             1,630            $1,033           $1,026
----------------

     The following table provides information about Trimble's foreign exchange forward contracts outstanding as of September 28, 2001:

                                   Foreign        Contract Value   Fair Value
                     Buy/       Currency Amount        USD           in USD
       Currency      Sell       (in thousands)    (in thousands)  (in thousands)
--------------------------------------------------------------------------------
Yen                  Sell          858,000          $7,259          $7,294
Euro                 Sell            5,175          $4,504          $4,749
Sterling             Buy             1,011          $1,462          $1,485

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as defined in the Exchange Act Rule 13a-14 as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company
(including its consolidated subsidiaries) required to be included in the Company's reports filed under the Exchange Act.

     There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On August 15, 2002, the Company issued 437,084 shares of its Common Stock (valued at approximately $5.7 million) to the shareholders of LeveLite
Technology, Inc. in exchange for all of the outstanding capital stock of LeveLite. (See "Business Developments" on page 20 for a description of the transaction.) Upon a hearing before the California Department of Corporations in which the terms and conditions of the offer were approved, the shares of Common Stock issued in the transaction were exempt from registration by reason of qualification under Section 3(a)(10) of the Securities Act of 1933, as amended.


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

     3.2 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed October 6, 1988. (1)

     3.3 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed July 18, 1990. (1)

     3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

     3.8  Amended and Restated Bylaws of Trimble Navigation Limited.

     10.1 Amendment No. 4 to Credit Agreement, dated September 10, 2002. (2)

     99.1 Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     -------------------------
     (1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, as filed with the SEC on March 29, 1999.

     (2) Incorporated by reference to Exhibit number 99.2 to the registrant's Current Report on Form 8-K, which was filed on September 18, 2002.

     (b)  Reports on Form 8-K

          On July 24, 2002, the Company filed a report on Form 8-K reporting the financial results for the quarter ended June 28, 2002.

          On September 18, 2002, the Company filed a report on Form 8-K reporting updated financial guidance for the quarter ending September 27, 2002 and the amendment of its Credit Agreement.

          On October 24, 2002, the Company filed a report on Form 8-K reporting the financial results for the quarter ended September 27, 2002.

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



DATE:  November 7, 2002

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Steven W. Berglund, the Chief Executive Officer of Trimble Navigation Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trimble Navigation Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly  report,   our  conclusions  about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 7, 2002                           /s/ Steven W. Berglund
                                                  ----------------------
                                                  Steven W. Berglund
                                                  Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

     I, Mary Ellen Genovese, the Chief Financial Officer of Trimble Navigation Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trimble Navigation Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly  report,   our  conclusions  about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 7, 2002                         /s/ Mary Ellen Genovese
                                               ------------------------
                                                Mary Ellen Genovese
                                                Chief Financial Officer

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

     3.2 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed October 6, 1988. (1)

     3.3 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed July 18, 1990. (1)

     3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

     3.8  Amended and Restated Bylaws of Trimble Navigation Limited.

     10.1 Amendment No. 4 to Credit Agreement, dated September 10, 2002. (2)

     99.1 Certification   of  CEO  and  CFO  Pursuant  to  Section  906  of  the
          Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

     (1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, as filed with the SEC on March 29, 1999.

     (2) Incorporated by reference to Exhibit number 99.2 to the registrant's Current Report on Form 8-K, which was filed on September 18, 2002.