Form 10-K
period 2003-01-03
TRIMBLE NAVIGATION LTD /CA/
filed 2003-03-07
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended January 3, 2003
                                 ---------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________to______________
                         Commission File Number: 0-18645

                           TRIMBLE NAVIGATION LIMITED
             (Exact name of Registrant as specified in its charter)

                                   California
                                   ----------
         (State or other jurisdiction of incorporation or organization)

                                   94-2802192
                                   ----------
                      (I.R.S. Employer Identification No.)

                   645 North Mary Avenue, Sunnyvale, CA 94085
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on June 28, 2002 was approximately $455 million.

     There were 29,350,366 shares of the registrant's Common Stock issued and outstanding as of March 5, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of Trimble Navigation Limited's Proxy Statement relating to the annual meeting of stockholders to be held on May 20, 2003 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements regarding future events and the future results of Trimble Navigation Limited ("Trimble" or " The Company" or "We" or "Our" or "Us") are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements, but are not limited to those discussed in this Report under the section entitled "Other Risk Factors" and elsewhere, and in other reports Trimble files with the Securities and Exchange Commission ("SEC"), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We reserve the right to update these statements for any reason, including the occurrence of material events. The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks and Uncertainties" contained herein, among other things, should be considered in evaluating our prospects and future financial performance. We have attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs containing such material.

                           TRIMBLE NAVIGATION LIMITED

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

         PART I
Item 1   Business..............................................................5
Item 2   Properties...........................................................17
Item 3   Legal Proceedings....................................................17
Item 4   Submission of Matters to a Vote of Security Holders..................18

         PART II
Item 5   Market for the Registrant's Common Equity and Related
         Stockholder Matters..................................................19
Item 6   Selected Financial Data..............................................20
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................23
Item 7A  Quantitative and Qualitative Disclosures about Market Risk...........52
Item 8   Financial Statements and Supplementary Data..........................56
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................94

         PART III
Item 10  Directors and Executive Officers of the Registrant...................94
Item 11  Executive Compensation...............................................94
Item 12  Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................94
Item 13  Certain Relationships and Related Transactions.......................94
Item 14  Controls and Procedures..............................................94

         PART IV
Item 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K..95-108





                                   TRADEMARKS

     Trimble, SiteVision, GeoExplorer, AgGPS, Thunderbolt, FirstGPS, and CrossCheck are trademarks of Trimble Navigation Limited registered in the United States Patent and Trademark Office. Spectra Precision, Lassen, Force, Galaxy, EZ-Guide, Placer, Trimble Toolbox and Telvisant are trademarks of Trimble Navigation Limited. All other trademarks are the property of their respective owners.

                                     PART I


Item 1   Business Overview

     Trimble Navigation Limited, a California corporation ("Trimble" or " the Company" or "we" or "our" or "us"), provides advanced positioning products and solutions to industrial, commercial, governmental entities, and professional customers in a number of markets including surveying, construction, agriculture, urban and resource management, military, transportation, and telecommunications. Customer benefits resulting from our products typically include cost savings or avoidance, improved quality, higher productivity, and increased efficiency.
Examples of our products and solutions include guidance for earthmoving operations, surveying instrumentation, fleet management for specialized trucks such as concrete mixers, positioning technology for vehicle navigation and telematics products, tractor guidance for farming, field data collection equipment, and timing technology for synchronization of wireless networks.

     Our expertise is focused in positioning, communication, and information technologies, which form the core of our products. Positioning technologies used include the Global Positioning System (GPS), laser, optical, and inertial, while communication techniques include both public networks such as cellular, and private networks such as business band radio. The unique nature of many of our products and solutions is created through information technologies - both firmware that enables the positioning solution and applications software that allows the customer to make use of the positioning information.

     We design and market our own products. Assembly and manufacturing for many of our products are subcontracted to third parties. We conduct our business globally with major operations in the United States, Sweden, Germany, New Zealand, and the Netherlands. Products are sold through dealers, representatives, partners, and other channels throughout the world. Products are supported by sales offices in 22 countries.

     We began operations in 1978 and incorporated in California in 1981. Our common stock has been publicly traded on Nasdaq since 1990 under the symbol TRMB.


Technology Overview

     A major portion of our revenues is derived from applying GPS to terrestrial applications. GPS is a system of 24 orbiting satellites and associated ground control that is funded and maintained by the U. S. Government and is available worldwide free of charge. GPS positioning is based on a technique that precisely measures distances from four or more satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and then uses those distances to compute its position. Under normal circumstances, a stand-alone GPS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to approximately 10 meters, 24 hours a day. Much better accuracies are possible through a technique called "differential GPS." In addition, GPS provides extremely accurate time measurement.

     The usefulness of GPS is dependent upon the locations of the receiver and the GPS satellites that are above the horizon at any given time. Reception of GPS signals requires line-of-sight visibility between the satellites and the receiver, which can be blocked by buildings, hills, and dense foliage. The receiver must have a line of sight to at least four satellites to determine its latitude, longitude, altitude, and time. The accuracy of GPS may also be limited by distortion of GPS signals from ionospheric and other atmospheric conditions, and intentional or inadvertent signal interference or Selective Availability. Selective Availability, which was the largest component of GPS distortion, is controlled by the U.S. Department of Defense and was deactivated on May 1, 2000.

     Our GPS products are based on proprietary receiver technology. The convergence of positioning, wireless, and information technologies enables significant new value to be added to positioning systems, thereby creating a more robust solution for the user. In addition, recent developments in wireless technology and deployments of wireless networks have enabled less expensive wireless communications. These developments allow for the efficient transfer of position data to locations away from the positioning field device, allowing the data to be accessed by more users and thereby increasing productivity.

     Our laser and optical products measure distances and angles accurately using light. We generally use commercially available laser diodes to create light beams for distance measurement. In addition, our proprietary precision mechanics and software algorithms in these products combine to give robust, accurate distance and angle measurements for a variety of agricultural, surveying, and construction applications.



Business Strategy


     Our business strategy leverages our expertise in positioning to provide solutions for our customers, built around several key initiatives:

o Focus on attractive markets - We focus on markets that offer potential for revenue growth, profitability, and market leadership.

o Create innovative solutions that provide significant economic benefits to our customers - We seek to apply our technology to applications for which position data has a high value. We anticipate that further advances in positioning, wireless, and information technologies will enable new classes of solutions to emerge that will create new opportunities.

o Develop distribution channels to best access our markets - We utilize a range of distribution channels to best serve the needs of individual markets. These channels can include independent dealers, direct sales, OEM sales, and distribution alliances with key partners. In addition, we will continue to extend our international distribution.


Business Segments and Markets

     We are organized into four main operating segments encompassing our various applications and product lines: Engineering and Construction, Field Solutions, Component Technologies, and Mobile Solutions. We also operate in smaller business areas, primarily Military and Advanced Systems, and Tripod Data
Systems, which aggregate into the Portfolio Business segment. Our segments are distinguished by the markets they serve. Each division is responsible for product development, marketing, sales, strategy, financial performance, and is headed by a general manager.

Segment Realignment

     In the first fiscal quarter of 2002, we realigned two of our reportable segments. The Agriculture segment was combined with the Mapping and Geographic Information Systems (GIS) business to form Field Solutions. Mapping and GIS were previously part of Fleet and Asset Management. The Mobile Positioning business that was part of Fleet and Asset Management is now Mobile Solutions.

     We began breaking out Mobile Solutions as a separate reporting segment during the first quarter of 2002 to address the growing importance of the mobile asset management business and its impact on our profitability. At the same time, we combined our GIS and Agriculture businesses to create a new segment called Field Solutions in order to recognize the synergies and similar product requirements between the two businesses.


Engineering and Construction

     We employ GPS, optical, lasers, communications, and information technology to pursue the opportunities in the Engineering and Construction industry segment. Products in this segment increase productivity and accuracy for the entire construction process including the initial survey, planning, design, earthmoving, and building phases. These products are aimed at making each individual task more efficient, as well as speeding up the entire process by improving information flow from one step to the next, and facilitating faster redesign when needed.

     For example, our GPS and robotic optical technology allows surveying tasks to be completed faster and with a smaller crew. Similarly, construction machine guidance products allow the operator to achieve the desired landform by eliminating stakeout and reducing rework. These steps in the operation can be readily linked together with data collection modules and software to minimize the time and effort required to get the job done accurately.

     We sell and distribute our products from this segment through a global network of independent dealers and our sales staff. This channel is supplemented by relationships that create additional channel breadth including our joint venture with Caterpillar and private branding arrangements with other companies.

     Competition in this segment comes from companies that provide optical, laser, or GPS positioning products. Our principal competitors are Topcon Corporation and Leica Geosystems. Price points in this segment range from less than $1,000 for certain laser systems to approximately $125,000 for a high-precision, three-dimensional, machine control system.

Representative products sold in this segment include:

     5800 RTK Rover - This is an integrated unit that allows the surveyor to make centimeter-level measurements or do construction stakeout with only one person. Wireless technology eliminates cables that could otherwise snag on foliage and structures. The rover weighs 3.5kg for an entire system on a pole including batteries.

     5600 Total Station - This optical total station series provides a choice of increasing levels of automation that allow the surveyor to choose a system that will best suit his work. Depending on the job, these configurations enable one-person stakeout and survey. The included Attachable Control Unit (ACU) also works with the 5800 RTK Rover providing complete measurement compatibility regardless of the technology used.

     SiteVision(R) GPS System - SiteVision GPS is a machine-mounted, positioning system that guides the operator by comparing the actual position of the blade with the digitized design that resides in a computer on the machine. The use of this system enables faster machine speed, eliminates the need for placing stakes, and lowers the number of passes needed to get the desired grade. Applications include road construction and site preparation.

     Spectra Precision(TM) Laser GL 700 Series - This laser product provides grade control capability for heavy equipment on a construction site. The level surface of the laser light can be precisely controlled, and machines with a laser receiver can be controlled to establish a precise and uniform grade over the desired area. Applications include trenching, pipe laying, machine control grading, and road construction applications.


Field Solutions

     Our Field Solutions division addresses the two business areas of Agriculture and Geographical Information System (GIS). Products and solutions from the GIS business area are targeted at collecting feature and attribute information in the field to be used within GIS databases and providing position-related information directly to a person working in the field in the mobile GIS market. The manner in which information is presented or collected is of key importance to the customer, as well as the applicability and value of the information itself.

     In the agricultural market, our products provide navigation guidance for tractors and other farm equipment used in spraying, planting, cultivation, and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of chemicals. We also provide positioning solutions for leveling agricultural fields in irrigation applications and aligning drainage systems to better manage water flow in fields.

     Our distribution to the agricultural market is through multiple channels. Revenue is generated through independent dealers and through partners such as CNH Global. Competitors in this market are either vertically integrated implement companies such as John Deere, or agricultural instrumentation suppliers such as Raven, CSI Wireless, and Integrinautics.

     The other principle market within Field Solutions is GIS. Our products enable the efficient acquisition of features, attributes, and positions of fixed infrastructure and natural resource assets. An example of the type of data being collected would be that of a utility company performing a survey of its transmission poles including the age and condition of each telephone pole. Our handheld unit enables this data to be collected and automatically stored while confirming the location of the asset. The collected data can then be downloaded into a GIS database. This stored data could later be used to navigate back to any individual asset or item for maintenance or data update.

     Distribution for GIS applications is primarily through a network of independent dealers and business partners, supported by an internal sales staff. Competitors in this market are typically either survey instrument companies having GPS technology and/or consumer GPS companies. Two examples are Leica Geosystems and Garmin.

     Approximate price points in this segment range from $2,500 for a handheld unit to $35,000 for a fully automated, farm equipment control system.

Representative products sold within this segment include:

     GeoExplorer(R) CE Series - Combines a GPS receiver in a rugged handheld unit running Microsoft's Windows CE operating system that makes it easy to collect and maintain data about objects in the field.

     AgGPS(R) Autopilot System - A GPS-enabled, agricultural navigation system that connects to a tractor's steering system and automatically steers the tractor along a precise path to within three centimeters or less. This enables both higher machine productivity and more precise application of seed and chemicals, thereby reducing costs to the farmer.

     AgGPS(R) EZ-Guide(TM) System - A GPS-enabled, manual guidance system that provides the tractor operator with steering visual corrections required to stay on course to within 25 centimeters. This system reduces the overlap or gap in spraying, fertilizing, and other field applications.


Component Technologies

     Our Component Technologies segment provides components for applications that require embedded position or time, primarily based on GPS technology. Our largest markets are in the telecommunications and automotive industries where we supply modules, boards, custom integrated circuits and software, or single application IP licenses to the customer according to the needs of the application. Sales are made directly to original equipment manufacturers (OEMs) and system integrators who incorporate our component into a sub-system or a complete system-level product.

     In the telecommunication infrastructure market, we provide timing modules that keep wireless networks synchronized and on frequency. For example, CDMA cellular telephone networks require a high level of both short-term and long-term frequency stability for proper operation (synchronization of information/voice flow to avoid dropped calls). Our timing modules meet these needs at a much lower cost than the atomic standards or other specially prepared components that would otherwise be required. Customers include wireless infrastructure companies such as Nortel, Samsung, UTStarcom, and Grayson Wireless.

     In the automotive market, we provide a GPS component that is embedded into in-vehicle navigation systems. Our focus on high reliability, continuous improvement, and low cost has earned us supplier awards and continuing business in this market. Customers include IVN system manufacturers and integrators such as Siemens VDO Automotive AG, Blaupunkt, and Magnetti Marelli.

     * The declining size and power requirements for GPS components, coupled with improving capabilities, allow GPS to potentially be used in a new class of applications such as position-aware cellular telephones or other wireless handheld devices. We expect our strength in GPS technology will expand our participation in this market.

     Competitors in the telecommunication infrastructure market include Symmetricom. Competitors in the automotive market are typically component companies with GPS capability including Japan Radio Corporation, Motorola, and SiRF.

Representative products sold by this segment include:

     Thunderbolt(R) GPS Disciplined Clock - The Thunderbolt Clock is used as a time source for the synchronization of wireless networks. By combining a GPS receiver with a high-quality quartz oscillator, the Thunderbolt achieves the performance of an atomic standard with much higher reliability and much lower price.

     FirstGPS(R) Technology - We license our FirstGPS Technology, which is a host-based, GPS system available as two integrated circuits and associated software. The software runs on a customer's existing microprocessor system complementing the work done by the integrated circuit to generate position, velocity, and time. This low-power technology is particularly suitable for small, mobile, battery-operated applications.

     Lassen(TM) SQ Module - Our new Lassen SQ module adds complete GPS functionality to a mobile product in a postage stamp-sized footprint with ultra-low power consumption, consuming less than 100mW at 3.3V. This module is designed for portable handheld, battery-powered applications such as cell phones, pagers, PDAs, digital cameras, and many others.


Mobile Solutions

     Our Mobile Solutions segment addresses the market for fleet management by providing a bundled solution including both hardware and software needed to run the application. In almost all cases, the software solution is provided to the user through Internet-enabled access for a monthly service fee. The bundled solution enables the fleet owner to dispatch, track, and monitor the conditions of vehicles in the fleet on a real-time basis. A vehicle-mounted unit consists of a single module including a GPS receiver, sensor interface, and a cellular modem. Our solution includes the communication service from the vehicle to our data center and access over the Internet to the application software, relieving the user of the need to maintain extensive computer operations.

     Our agreement with McNeilus Companies, Inc., a major manufacturer of trucks for the ready mix concrete and waste management industries, facilitates the delivery of a complete management solution when a new fleet is acquired. McNeilus' sales team will market our solution, which includes our GPS-enabled hardware and hosted software provided for a monthly service fee to its customers as a retrofit for trucks already in the field, or as a factory-installed option.

     Our Mobile Solutions segment maintains multiple distribution channels including independent dealers, key accounts and strategic partners such as McNeilus. Approximate prices for the hardware fall in the range of $300 to $3000, while the monthly software service fees range from approximately $20 to approximately $55, depending on the customer service level. Competition comes largely from service-oriented businesses such as @Road, @Track, Aether Systems, and Minorplanet.

Representative products sold by this division include:

     Telvisant(TM) System - Our fleet management service offering, Telvisant provides different levels of service that run from snapshots of fleet activity to real-time fleet dispatch capability. Telvisant includes truck communication service and computer backbone support of the software. Variations of Telvisant are tailored for specific industry applications.

     CrossCheck(R) Module - This hardware, mounted on the vehicle, provides location and information through its built-in cellular interface. This module also includes GPS positioning, sensor interfaces for vehicle conditions, and built-in intelligence for distributed decision-making.


Portfolio Business

     Our Portfolio Business segment includes various operations that each equal less than 10 percent of our total operating revenue. The products in this segment are data collection products as well as navigation modules and embedded sensors that are used in avionics, flight, and military applications. The two most significant components in this segment are Tripod Data Systems (TDS), and Military and Advanced Systems (MAS).

     TDS designs and markets handheld data collectors and data collection software for field use by surveyors and other professionals. Products are sold directly, through dealers, and other survey manufacturers. Competitors in this portion of the business are small and geographically diverse.

     Our MAS business supplies GPS modules that use the military's GPS Precise Positioning Service. These modules are most often used in aviation or ground-based military equipment. Military products are sold directly by our sales force to either the U.S. Government or a contractor. Sales are also made to foreign governments, with the sales of the encrypted components taking place through the U.S. Government. Competitors in this market include Rockwell, L3, Raytheon, and Thales.

Representative products sold by this segment include:

     TDS Ranger(TM) Series - The TDS Ranger device is a handheld data collector supporting Microsoft's Windows CE operating system. Running TDS survey software, this unit can control and collect data from all major brands of optical and GPS surveying instruments. The operator can also run his or her own application programs for the Microsoft Windows CE operating system on the platform.

     Force(TM) 5 Module - The Force 5 GPS Receiver Application Module (GRAM) is a dual-frequency, GPS module that is used in a variety of military GPS signal embedded airborne and ground applications.


Acquisitions and Joint Ventures


     The markets in which we compete require a wide variety of technologies, products, and capabilities. Through acquisitions, investments, and joint development agreements or alliances, we are able to deliver products and services to customers in target markets. We employ the following strategies to satisfy the need for new or enhanced products and solutions: develop new technologies and products internally; enter into joint ventures with strategic partners; resell another company's product; or acquire all or part of another company.


Acquisitions


     * We have acquired a number of companies in the past and we expect to make acquisitions in the future. Mergers and acquisitions of high-technology companies are inherently risky. No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results. The risks associated with acquisitions are more fully discussed in the "Risks and Uncertainties" section contained in Part II, Item 7 of this Report.


     LeveLite - On August 15, 2002, we acquired LeveLite Technology, Inc. This was a strategic acquisition for us, as it not only extended the product portfolio of our commercial construction business in the entry-level market for laser-levels, but it also strengthened our presence in certain distribution channels, such as the construction supply houses and power tool manufacturers.


Caterpillar Joint Venture

     On April 1, 2002, Trimble and Caterpillar established and began operations of a joint venture called Caterpillar Trimble Control Technologies, LLC, in which each company has a 50% ownership stake and have equal voting rights. The purpose of this joint venture is to develop the next generation of machine control products for the construction and mining markets.

     * Today, we sell construction machine control products to contractors through our dealer channel, for installation on bulldozers, motorgraders, and excavators that are already in the field (the "after-market"). However, both companies believe that this "after-market" solution will spur future demand for a machine control product that can be integrated into the design of new Caterpillar machines, while also still being available for "after-market" installation.


Patents, Licenses and Intellectual Property

     We hold 582 U.S. patents and 114 foreign patents, the majority of which cover GPS technology and applications, and over 100 of which cover optical and laser technology and applications.

     We prefer to own the intellectual property used in our products, either directly or though subsidiaries. Although this is not a significant factor in our business, from time to time we license technology from third parties.

     There are 74 trademarks registered to Trimble and its subsidiaries. Specifically, "Trimble" with the sextant logo, "AgGPS", "GeoExplorer," and "GPS Total Station," are examples of trademarks of Trimble Navigation Limited registered in the United States and other countries. Additional trademarks are pending registration.

     Although we believe that our patents and trademarks have value, we cannot be sure that those patents and trademarks, or any additional patents and trademarks that may be obtained in the future, will provide meaningful protection from competition. We actively develop and protect our intellectual property through a program of patenting, enforcement, and licensing.

     We do not believe that any of our products infringe patent or other proprietary rights of third parties, but we cannot be certain that they do not do so. (See Note 20 of the Notes to the Consolidated Financial Statements.) If infringement is alleged, legal defense costs could be material, and there can be no assurance that the necessary licenses could be obtained on terms or conditions that would not have a material adverse effect on our profitability.


Sales and Marketing

     We currently have regional sales offices throughout North America and Europe. Offices serving the rest of the world include Australia, China, Japan, Philippines, New Zealand, Singapore, and United Arab Emirates. We tailor the distribution channel to the needs of the product and regional market. Therefore, we have a number of forms of sales channel solutions around the world.


North America

     We sell our products in the United States and Canada primarily through dealers, distributors, and authorized representatives. This channel is supplemented and supported by our employees who provide additional sales support. In some cases, where third party distribution is not available, we utilize a direct sales force. We also utilize distribution alliances and OEM relationships with other companies as a means to serve selected markets.


International

     We market to end-users through a network of dealers and distributors in more than 85 countries. Distributors carry one or more product lines and are generally limited to selling either in one country or in a portion of a country. We occasionally grant exclusive rights to market certain products within specified countries.

     Sales to unaffiliated customers outside the United States comprised approximately 49% in 2002, 50% in 2001, and 52% in 2000. During the 2002 fiscal year, North and South America represented 55%, and Europe, the Middle East and Africa represented 32%, and Asia represented 13%. In fiscal 2002, the United States comprised approximately 51% and Germany 16% of sales to unaffiliated customers.


Support and Warranty

     The warranty periods for our products are generally between one and three years from date of shipment. Selected military programs may require extended warranty periods, and certain products sold by our TDS subsidiary have a 90-day warranty period. We support our GPS products through a circuit board replacement program from locations in the United Kingdom, Germany, Japan, and the United States. The repair and calibration of our non-GPS products are available from company-owned or authorized facilities. We reimburse dealers and distributors for all authorized warranty repairs they perform.

     While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, our warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.


Seasonality of Business

     * Our revenues are affected by seasonal buying patterns in some of our business areas. Over half of our total revenue comes from our Engineering and Construction business, which has the biggest seasonal impact on our total revenue. This business, and therefore our total revenue, is seasonally strongest during the second quarter due to the start of the construction buying season in the northern hemisphere in spring. Typically, we expect the first and fourth quarters to be the seasonal lows due to the lack of construction and farming during the winter months. If other factors such as economic conditions or underlying growth in the business are removed, the historical variability in our total quarterly revenue from seasonality has generally been less than 10 percent.


Working Capital

     Our working capital needs are typically for inventories, accounts receivable, and short-term debt. As the business is generally dependent upon a steady stream of new products, some amount of working capital is devoted to the ramp up and ramp down of product volumes as new products get introduced and older models are taken out of production.


Backlog

     In most of our markets, the time between order placement and shipment is short. Therefore, we believe that backlog is not a reliable indicator of present or future business conditions.


Manufacturing

     Manufacturing for most of our GPS products is subcontracted to Solectron Corporation. Solectron is responsible for substantially all material procurement, assembly, and testing. We continue to manage product design up through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. During the fourth quarter of 2002, Solectron began assembling some of our Component Technologies products in China. Our current contract with Solectron is due to expire in August 2003.

     We manufacture laser and optics-based products at our plants in Dayton, Ohio; Danderyd, Sweden; and Jena and Kaiserslautern, Germany. Some of these products or portions of these products are also subcontracted to third parties for assembly.

     Most of the components used in our products are standard parts readily available from more than one supplier. A few components are from sole suppliers or are custom parts unique to our company. While custom parts make our products hard to imitate, they also represent a manufacturing risk due to the lack of alternative suppliers. If these parts became unavailable, redesign or modification of our products could be required. In addition, suppliers may cease manufacturing common components, replacing them with newer parts, which require requalification. These risks could cause an interruption in our ability to provide a steady stream of products to our customers.


Research and Development

     We believe that our competitive position is maintained through the development and introduction of new products having improved features, better performance, smaller size and weight, lower cost, or some combination of these factors. We invest substantially in the development of new products. We also make significant investment in the positioning, communication, and information technologies that underlie our products and will likely provide competitive advantages.

     Recent developments have produced small, low-power, OEM GPS receivers, accurate and versatile rotating lasers for construction use, and light weight and compact GPS surveying rovers.

     Our research and development expenditure, net of reimbursed amounts was $61.2 million for fiscal 2002, $62.9 million for fiscal 2001, and $46.5 million for fiscal 2000.

     * We expect to continue investing in research and development with the goal of maintaining or improving our competitive position, as well as the goal of entering new markets and satisfying new needs for positioning related solutions. There can be no assurance that we will succeed in doing so.


Employment

     As of January 3, 2003, we employed a total of 2,050 employees, including 686 in sales and marketing, 631 in manufacturing, 505 in engineering, and 228 in general and administrative positions. Of these employees, 607 were located in Europe and in the Middle East (primarily in Germany and Sweden), 252 were situated in the Asia Pacific region (primarily in New Zealand), and 1,191 employed in the Americas (primarily in the United States).

     Our employees are not represented by unions except for those in Sweden and Germany. We also employ temporary and contract personnel that are not included in the above headcount numbers. We have not experienced work stoppages or similar labor actions.


Available Information

     Our Internet address is www.trimble.com. Information contained on our website is not part of this annual report on Form 10-K. We make available free of charge on www.trimble.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

     In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

         Trimble Navigation Limited
         645 North Mary Avenue, Sunnyvale, CA 94088
         Attention: Investor Relations
         Telephone: 408-481-8000

Executive Officers

     The names, ages, and positions of the Company's executive officers as of March 5, 2003 are as follows:

Name                     Age  Position
-------------------------------------------------------------------------
Steven W. Berglund.......51   President and Chief Executive Officer
Mary Ellen P. Genovese...43   Chief Financial Officer
William C. Burgess.......56   Vice President, Human Resources
Joseph F. Denniston, Jr..42   Vice President, Operations
Bryn A. Fosburgh.........40   Vice President and General Manager,
                              Geomatics and Engineering
John E. Huey.............53   Treasurer
Irwin L. Kwatek..........63   Vice President and General Counsel
Michael W. Lesyna........42   Vice President and General Manager,
                              Mobile Solutions
Bruce E. Peetz...........51   Vice President, Advanced Technology and Systems
Christopher J. Shephard..40   Vice President and General Manager,
                              Construction Instruments
Anup V. Singh............32   Corporate Controller
Alan R. Townsend.........54   Vice President and General Manager,
                              Field Solutions
Dennis L. Workman........57   Vice President and General Manager,
                              Component Technologies


Steven W. Berglund - Steven Berglund joined Trimble as president and chief executive officer in March 1999. Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, Inc., a pioneer in the development of laser systems. He spent 14 years at Spectra Precision in a variety of senior leadership positions. In the early 1980s, Mr. Berglund spent a number of years at Varian Associates in Palo Alto, where he held a variety of planning and manufacturing roles. Mr. Berglund began his career as a process engineer at Eastman Kodak in Rochester, New York. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering in 1974. He later received his M.B.A. from the University of Rochester in New York in 1977.

Mary Ellen Genovese - Mary Ellen Genovese, chief financial officer, has been responsible for the overall financial activities of Trimble since September 2000. Ms. Genovese was vice president of finance and corporate controller from 1997 to September 2000. From 1994 to 1997, Ms. Genovese served as business unit controller for Software and Component Technologies, and Tracking and Communications. She joined Trimble as controller of manufacturing operations in December 1992. Prior to joining Trimble, Ms. Genovese was chief financial officer for Minton Co., a distributing company to the commercial building market, from 1991 to 1992. Prior to 1991, she worked for 10 years with General Signal Corp. in several management positions. Ms. Genovese is a certified public accountant and received her B.S. in accounting from Fairfield University in Connecticut in 1981.

William C. Burgess - William Burgess joined Trimble in August of 2000 as vice president of Human Resources, with global responsibility for Human Resources. Prior to joining Trimble, Mr. Burgess was vice president of Human Resources and Management Information Systems for Sonoma West Holdings, Inc. From 1993 to 1997, he served as vice president of Human Resources for Optical Coating Laboratory, from 1990 to 1993, he established and managed the human resources function at Teknekron Communications Systems, and from 1985 to 1990 he was vice president of Human Resources for a $25 billion, 35,000-employee segment of Asea Brown Boveri
(ABB), a global technology company. Mr. Burgess received a B.S. from the University of Nebraska and an M.S. in organizational development from Pepperdine University.

Joseph F. Denniston, Jr. - Joseph Denniston joined Trimble as vice president of operations in April 2001, responsible for worldwide manufacturing, distribution and logistics strategy. Prior to Trimble, Denniston worked for 3Com Corporation. During his 14-year tenure, he served as vice president of supply chain management for the Americas and held several positions in test engineering, manufacturing engineering and operations. Previously at Sentry Schlumberger, he held several positions including production engineering, production management and test engineering over six years. Mr. Denniston received a B.S. in electrical engineering technology from the Missouri Institute of Technology in 1981 and an M.S. in computer science engineering from Santa Clara University in 1990.

Bryn A. Fosburgh - Bryn Fosburgh was appointed vice president and general manager of the Geomatics and Engineering (G&E) business area in July 2002, with responsibility for all the division-level activities associated with survey, construction, and infrastructure solutions. From October 1999 to July 2002, Mr. Fosburgh served as division vice president of survey and infrastructure. In 1997, Mr. Fosburgh was appointed director of development for the Company's land survey business unit where he oversaw the development of field and office software that enabled the interoperability of Trimble survey products. Mr. Fosburgh joined Trimble in 1994 as technical service manager for surveying, mining, and construction. Prior to Trimble, Mr. Fosburgh was a civil engineer with the Wisconsin Department of Transportation where he was responsible for coordinating the planning, data acquisition, and data analysis for statewide GPS surveying projects in support of transportation improvement projects. He has also held various engineering, research and operational positions for the U.S. Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. in civil engineering from Purdue University in 1989.

John E. Huey - John Huey joined Trimble in 1993 as director corporate credit and collections, and was promoted to assistant treasurer in 1995 and treasurer in 1996. Past experience includes two years with ENTEX Information Services, five years with National Refractories and Minerals Corporation (formerly Kaiser Refractories), and thirteen years with Kaiser Aluminum and Chemical Sales, Inc. He has held positions in credit management, market research, inventory control, sales, and as an assistant Controller. Mr. Huey received his B.A. degree in Business Administration in 1971 from Thiel College in Greenville, Pennsylvania and an MBA in 1972 from West Virginia University in Morgantown, West Virginia.

Irwin L. Kwatek - Irwin Kwatek has served as vice president and general counsel of Trimble since November 2000. Prior to joining Trimble, Mr. Kwatek was vice president and general counsel of Tickets.com, a ticketing service provider, from May 1999 to November 2000. Prior to Tickets.com, he was engaged in the private practice of law for more than six years. During his career, he has served as vice president and general counsel to several publicly held high-tech companies including Emulex Corporation, Western Digital Corporation and General Automation, Inc. Mr. Kwatek received his B.B.A. from Adelphi College in Garden City, New York and an M.B.A. from the University of Michigan in Ann Arbor. He received his J.D. from Fordham University in New York City in 1968.

Michael W. Lesyna - Michael Lesyna has been vice president and general manager of the Mobile Solutions business area since September 2000. Prior to Trimble, Mr. Lesyna spent six years at Booz Allen & Hamilton where he most recently served as a principal in the operations management group. Prior to Booz Allen & Hamilton, Mr. Lesyna held a variety of engineering positions at Allied Signal Aerospace. Mr. Lesyna received his M.B.A., as well as an M.S. and B.S. in mechanical engineering from Stanford University.

Bruce E. Peetz - Bruce Peetz has served as vice president of Advanced Technology and Systems since 1998 and has been with Trimble for 15 years. From 1996 to 1998, Mr. Peetz served as general manager of the Survey Business. Prior to joining Trimble, Mr. Peetz was a research and development manager at
Hewlett-Packard  for 10  years.  Mr.  Peetz  received  his  B.S.  in  electrical engineering from Massachusetts Institute of Technology in Cambridge, Massachusetts in 1973.

Anup V. Singh - Anup Singh has served as corporate controller since joining Trimble in December 2001. Prior to joining Trimble, Mr. Singh was with Excite@Home from July 1999 to December 2001. During his tenure at Excite@Home, he held the positions of senior director of Corporate Financial Planning and Analysis, and International Controller. Before Excite@Home, Mr. Singh also worked for 3Com Corporation from December 1997 to July 1999, and Ernst & Young LLP in San Jose, California and London, England. Mr. Singh received his B.A. in 1991 and M.A. in 1995 in economics and management science from Cambridge University in England. He is also a chartered accountant and was admitted as a member of the Institute of Chartered Accountants in England and Wales in 1994.

Christopher J. Shephard - Chris Shephard was appointed vice president and general manager of the Construction Instruments (CI) business area in July 2002 after serving as division vice president of operations for Engineering and Construction since Trimble's acquisition of Spectra Precision Group in July
2000. Prior to Trimble, Mr. Shephard served from 1998 to 2000 as Spectra Precision's chief financial officer. Mr. Shephard also worked for more than eight years at Booz Allen & Hamilton. Prior to Booz Allen & Hamilton, Mr. Shephard spent three years at Copeland Corporation, a division of Emerson, in their management-training program. Mr. Shephard received a B.A. in business studies from Manchester Polytechnic in England in 1985 and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University, Evanston, Illinois in 1990.

Alan R. Townsend - Alan Townsend has served as vice president and general manager of the Field Solutions business area since November 2001. He also serves as the managing director of Trimble Navigation New Zealand Ltd. for which he has overall site responsibility. From 1995 to 2001, Mr. Townsend was general manager of Mapping and GIS. Mr. Townsend joined Trimble in 1991 as the manager of Trimble Navigation New Zealand Ltd. Prior to Trimble, Mr. Townsend held a variety of technical and senior management roles within the Datacomm group of companies in New Zealand including Managing Director of Datacomm Software Research Ltd. from 1986 to 1991. In addition, Mr. Townsend is a director of IT Capital Ltd., a venture capital company based in Auckland, New Zealand. He is also a fellow of the New Zealand Institute of Management and a past president of the New Zealand Software Exporters Association. Mr. Townsend received a B.S.c in economics from the University of Canterbury in 1970.

Dennis L. Workman - Dennis Workman has served as vice president and general manager of Trimble's Component Technologies business area since September 1999. From 1998 to 1999, Mr. Workman was senior director and chief technical officer of the newly formed Mobile and Timing Technologies (MTT) business group, also serving as general manager of Trimble's Automotive and Timing group. In 1997, he was director of engineering for Software & Component Technologies. Mr. Workman joined Trimble in 1995 as director of the newly created Timing vertical market. Prior to Trimble, Mr. Workman held various senior-level technical positions at Datum Inc. During his 9-year tenure at Datum, he held the position of CTO. Mr. Workman received a B.S. in mathematics and physics from St. Marys College in 1967 and an M.S. in electrical engineering from the Massachusetts Institute of Technology in 1969.


Item 2            Properties

     The following table sets forth the significant real property that we own or lease:

Location                  Size in  Segment(s) served               Commitment
                          sq. feet

Sunnyvale, California;    309,400  All                             Leased, expiring 2003 - 2005;
      14 buildings                                                 approximately 100,000 sq. ft. subleased

Corvallis, Oregon         20,000   Engineering & Construction      Owned, encumbered by $1.8M mortgage

Chandler, Arizona         12,500   Mobile Solutions                Leased, expiring 2003

Westminster, Colorado;    73,000   Engineering & Construction,     Leased, expiring 2006;
      2 buildings                  Field Solutions                 44,000 sq. ft. vacant

Huber Heights (Dayton),   150,000  Engineering & Construction,     Owned, no encumbrances
Ohio
                          57,200   Field Solutions                 Leased, expiring in 2011

                          32,800   Distribution                    Leased, month to month

Danderyd, Sweden          93,900   Engineering & Construction      Leased, expiring 2005, 24 month
                                                                   notice, auto renewal for 3 years

Jena, Germany             28,700   Engineering & Construction      Leased, no expiration date,
                                                                   12 month notice

Kaiserslautern, Germany   26,000   Engineering & Construction      Leased, expiring 2005

Raunheim, Germany         28,700   Sales                           Leased, expiring 2011

Christchurch, New         65,000   Engineering & Construction,     Leased, expiring 2005 - 2010
Zealand; 2 buildings               Mobile Solutions, Field
                                    Solutions

--------------------------------------------------------------------------------

     In addition, we lease a number of smaller offices around the world primarily for sales.

     * We believe that our facilities are adequate to support current and near-term operations.


Item 3            Legal Proceedings

     In January of 2001, Philip M. Clegg instituted a lawsuit in the United States District Court for the District of Utah, Central Division, against Spectra-Physics Laserplane, Inc., Spectra Precision AB and Trimble Navigation Limited. On January 29, 2003, we settled this patent infringement lawsuit with Mr. Clegg whereby we have purchased a fully paid-up, non-exclusive license under U.S. Patent No. 4,807,131 from Mr. Clegg.

     * In November of 2001, Qualcomm Inc. filed a lawsuit against us in the Superior Court of the State of California. The complaint alleges claims for an unspecified amount of money damages arising out of Qualcomm's perceived lack of assurances in early 1999 that our products purchased by Qualcomm would work properly after a scheduled week number rollover event that took place in August of 1999. Qualcomm is the only customer to make a claim against us based on the week number rollover event. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on our overall financial position.

     * We are also a party to other disputes incidental to our business. We believe that our ultimate liability as a result of such disputes, if any, would not be material to our overall financial position, results of operations, or liquidity.


Item 4      Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters


     Our common stock is traded on the Nasdaq National Market under the symbol "TRMB." The table below sets forth, during the periods indicated, the high and low per share bid prices for our common stock as reported on the Nasdaq National Market.

                                       2002                     2001
                                       ----                     ----
                                  High       Low          High       Low
                                  --------------------------------------
            First Quarter        $17.14    $11.76        $28.50    $16.50
            Second Quarter        18.50     14.97         21.25     12.75
            Third Quarter         15.00     10.28         19.80     13.06
            Fourth Quarter        14.47      8.02         18.41     12.89

     As of January 3, 2003, there were approximately 1,132 holders of record of our common stock. We made no sales of unregistered securities during the year-ended January 3, 2003.


Dividend Policy

     We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this Annual Report on Form 10-K. At this time, we intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

     We are currently restricted from paying dividends and are limited as to the amount of our common stock that we can repurchase under the terms of our credit facilities. We are allowed to pay dividends and repurchase shares of our common stock up to 25% of net income in the previous fiscal year.


Equity Compensation Plan Information

     The following table sets forth, as of January 3, 2003, the total number of securities outstanding under our stock option plans, the weighted average exercise price of such options, and the number of options available for grant under such plans.


Plan Category              Number of securities    Weighted average           Number of securities
                           to be issued upon       exercise price of          remaining available for
                           exercise of             outstanding options,       future issuance under equity
                           outstanding options,    warrants and rights        compensation plans (excluding
                           warrants and rights                                securities reflected in
                                                                              column (a))
                                    (a)                       (b)                          (c)
Equity       compensation
plans     approved     by        5,126,633                  $18.53                      1,859,656
security holders.........

Equity       compensation
plans  not   approved  by                -                       -                              -
security holders.......
Total...................         5,126,633                  $18.53                      1,859,656

Item 6.           Selected Financial Data


HISTORICAL FINANCIAL REVIEW


     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results. In particular, because the results of operations and financial condition related to our acquisitions are included in our consolidated statement of operations and balance sheet data commencing on those respective acquisition dates, comparisons of our results of operations and financial condition for periods prior to and subsequent to those acquisitions are not indicative of future results.

     We have significant intangible assets on our balance sheet that include goodwill and other purchased intangibles related to acquisitions. At the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Application of the non-amortization provisions of SFAS 142 significantly reduced amortization expense of purchased intangibles and goodwill to approximately $8.3 million for the fiscal year 2002 from $29.4 million in fiscal year 2001. We reclassified identifiable intangible assets with indefinite lives, with a net book value of $73.6 million, as defined by SFAS 142, to goodwill at the date of adoption.

     For  comparative  purposes,  the pro forma  adjusted  net  income per share
excluding   amortization  of  goodwill,   distribution  channel,  and  assembled
workforce is as follows:

                                                  January 3,       December 28,     December 29,
                                                     2003              2001             2000

(In thousands)
Net income (loss)                                $   10,324         $ (22,879)        $  14,185
  Add back SFAS 142 adjustments:
      Amortization of goodwill                                           7,817            3,116
      Amortization of distribution channel                              11,230            5,176
      Amortization of assembled workforce                                1,834            1,225
                                                      -----              -----            -----
Adjusted net income (loss)                       $   10,324         $  (1,998)        $  23,702
                                                 ==========         ==========        =========
Weighted average shares outstanding
     Basic                                           28,573             24,727           23,601
     Diluted                                         29,052             24,727           25,976
Diluted net income (loss) per share              $     0.36         $   (0.93)        $    0.55
                                                 ----------         ---------         ---------
Pro forma adjusted diluted net income
    (loss) per share                             $     0.36         $   (0.08)        $    0.92
                                                 ==========         ==========        =========


Summary Consolidated Statements of Operations Data


                                                January 3,      December 28,      December 29,    December 31,   January 1,
Fiscal Years Ended                                2003             2001               2000            1999          1999
(In  thousands  of  dollars,   except  per
share data)
Revenue                                          $  466,602       $  475,292       $  369,798     $  271,364    $   268,323
Cost of revenue                                     232,170          238,057          173,237        127,117        141,075
                                                    -------          -------          -------        -------        -------
Gross margin                                     $  234,432       $  237,235       $  196,561     $  144,247    $   127,248

Operating expenses
   Research and development                          61,232           62,881           46,520         36,493         45,763
   Sales and marketing                               89,344          103,778           79,901         53,543         61,874
   General and administrative                        40,634           37,407           30,514         33,750         33,245
   Restructuring charges                              1,099            3,599               --             --         10,280
   Amortization of goodwill and other
     purchased intangible assets                      8,300           29,389           13,407             --             --
                                                      -----           ------           ------         ------         ------
Total operating expenses                            200,609          237,054          170,342        123,786        151,162
                                                    -------          -------          -------        -------        -------
Operating income (loss) from
      continuing operations                          33,823              181           26,219         20,461       (23,914)
Non-operating income (expense), net                (19,999)         (21,773)         (10,459)            274        (2,041)
                                                   -------           -------          -------            ---         ------
Income (loss) before income taxes
      from continuing operations                     13,824         (21,592)           15,760         20,735       (25,955)
Income tax provision                                  3,500            1,900            1,575          2,073          1,400
                                                      -----            -----            -----          -----          -----
Net income (loss) from continuing
      operations                                  $  10,324      $  (23,492)       $   14,185     $   18,662    $  (27,355)
                                                  ---------       ----------        ---------     ----------     ----------
Loss from discontinued operations
      (net of tax)                                       --               --               --             --        (5,760)
Gain (loss) on disposal of
      discontinued operations (net of tax)               --              613               --          2,931       (20,279)
                                                  ---------       ----------       ----------     ----------     ----------
Net income (loss)                                 $  10,324      $  (22,879)        $  14,185      $  21,593    $  (53,394)
                                                  =========      ===========        =========      =========    ===========

Basic earnings (loss) per share from
continuing operations                             $    0.36      $    (0.95)        $    0.60      $    0.83    $    (1.22)

Basic earnings (loss) per share from
       discontinued operations                           --             0.02               --           0.13         (1.16)
                                                       ----             ----             ----           ----          -----
Basic earnings (loss) per share                   $    0.36      $    (0.93)        $    0.60      $    0.96    $    (2.38)
                                                  =========      ===========        =========      =========    ===========
Shares used in calculating basic
       earnings per share                            28,573           24,727           23,601         22,424         22,470
                                                  =========      ===========        =========      =========    ===========
Diluted earnings (loss) per share
       from continuing operations                 $    0.36      $    (0.95)        $    0.55      $    0.82    $    (1.22)
Diluted earnings (loss) per share
       from discontinued operations                      --             0.02               --           0.13         (1.16)
                                                        ---             ----              ---           ----          -----
Diluted net income (loss) per share               $    0.36      $    (0.93)        $    0.55      $    0.95    $    (2.38)
                                                  =========      ===========        =========      =========    ===========
Shares used in calculating diluted
       earnings per share                            29,052           24,727           25,976         22,852         22,470
                                                  =========      ===========        =========      =========    ===========
Cash dividends per share                          $      --      $        --        $      --      $      --    $        --
                                                  =========      ===========        =========      =========    ===========

Other Operating Data:

                                               January 3      December 28,     December 29,     December 31,   January 1,
Fiscal Years ended                               2003             2001             2000            1999           1999
------------------------------------------- ---------------- ---------------- ---------------- -------------- --------------
(In thousand of dollars, except where
shown as a percentage of revenue)
Gross margin percentage                            50%              50%              53%              53%            47%
Operating income (loss) percentage                  7%               0%               7%               8%           (9%)
EBITDA (1)                                   $  46,025        $  41,038       $   49,196        $  29,345      $(13,637)
EBITDA as a percentage of revenue (1)              10%               9%              13%              11%           (5%)
Depreciation and amortization                $  18,150        $  41,524       $   23,476        $   9,073      $  12,510
Cash provided by operating
  activities                                 $  35,096        $  25,093       $   19,835        $  23,625      $   6,968
Cash provided (used) by investing
  activities                                 $ (5,766)        $(11,441)       $(167,180)        $(17,882)      $  22,484
Cash provided (used) by financing
  activities                                 $(31,729)        $(23,450)       $  138,957        $   2,656      $ (8,538)


Selected Consolidated Balance Sheet Data:

                                              January 3,      December 28,     December 29,     December 31,   January 1,
As of                                            2003             2001             2000             1999          1999
------------------------------------------- ---------------- ---------------- ---------------- -------------- --------------
(In thousands)
Working capital (deficit)                    $  65,044        $  19,304         $ (10,439)       $ 111,808      $  81,956
Total assets                                   441,656          419,395            488,628         181,751        156,279
Non-current portion of long-term debt          114,051          131,759            143,553          33,821         31,640
   and other liabilities
Shareholders' equity                           201,351          138,489            134,943         100,796         74,691

--------------------------------------------------------------------------------

(1) EBITDA consists of earnings from continuing operations before interest income, interest expense, income taxes, depreciation and amortization. Our EBITDA is presented because it is a widely accepted financial indicator. EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to net income (loss) as an indicator of our performance or to cash flows from operating activities as a measure of liquidity. Our EBITDA may not be comparable to similarly titled measures as defined by other companies.

     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                        January 3,      December 28,      December 29,    December 31,   January 1,
Fiscal Years ended                        2003             2001               2000            1999          1999
Revenue                                   100%             100%               100%            100%          100%
Cost of revenue                            50%              50%                47%             47%           53%
                                           ---              ---                ---             ---           ---
Gross margin                               50%              50%                53%             53%           47%

Operating expenses:
   Research and development                13%              13%                13%             13%           17%
   Sales and marketing                     19%              22%                22%             21%           23%
   General and administrative               9%               8%                 8%             12%           12%
   Restructuring charges                     -               1%                  -               -            4%
   Amortization of goodwill and
      other purchased intangibles           2%               6%                 4%              0%            0%
                                            --               --                 --              --            --
Total operating expense                    43%              50%                46%             46%           56%
                                           ---              ---                ---             ---           ---
Operating income (loss) from
      continuing operations                 7%                -                 7%              8%          (9%)
Non-operating income (expense),
      net                                 (4%)             (5%)               (3%)               -          (1%)
                                          ----             ----               ----             ---          ----
Income (loss) before income taxes
      from continuing operations            3%             (5%)                 4%              8%         (10%)
Income tax provision                        1%                -                  -              1%            1%
                                            --              ---                ---              --            --
Net income (loss) from
     continuing operations                  2%              5%)                 4%              7%         (10%)
                                            --             ----                 --              --         -----
Loss from discontinued
     operations, (net of tax)                -                -                  -               -          (2%)
Gain (loss) on disposal of
    discontinued operations
    (net of tax)                             -                -                  -              1%          (8%)
                                           ---              ---                ---              --          ----
Net income (loss)                           2%             (5%)                 4%              8%         (20%)
                                            ==             ====                 ==              ==         =====



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under "Risks and Uncertainties."


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management's judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. For a summary of all of our significant accounting policies, including critical accounting policies discussed below, see Note 1 - "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements.


Revenue Recognition

     Our revenues are recorded in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue
Recognition." Prior to recognizing revenue, we require the following: (i) execution of a written customer order, (ii) delivery of the product, (iii) a fixed or determinable fee, and (iv) probable collectibility of the proceeds. We recognize revenue from product sales when the products are shipped to the customer, title has transferred, and no significant obligations remain. We defer revenue if there is uncertainty about customer acceptance. We reduce product revenue for estimated customer returns and for any discounts that may occur under programs we have with our customers and partners.

     Our shipment terms are either FOB shipping point or FCA shipping point. FOB (Free on Board) shipping point term means that the seller fulfills the obligation to deliver when the goods have passed over the ship's rail at the named port of shipment. This means that the buyer has to bear all costs and risks of loss of or damage to the goods from that point. The FOB term requires the seller to clear the goods for export. FCA (Free Carrier) shipping point term means that the seller fulfills the obligation to deliver when the goods are handed over, cleared for export, and into the charge of the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, the seller may choose within the place or range stipulated where the carrier shall take the goods into carrier's charge.

     Our shipment terms for domestic orders are typically FOB shipping point. International orders fulfilled from our European distribution center are typically shipped FCA shipping point. Other international orders are shipped FOB destination, and accordingly these international orders are not recognized as revenue until the product is delivered and title has transferred.

     Revenues from purchased extended warranty and support agreements are deferred and recognized ratably over the term of the warranty/support period. Substantially all technology licenses and research revenue have consisted of initial license fees and royalties, which were recognized when earned, provided we had no remaining obligations.

     Sales to distributors and resellers are recognized upon shipment providing that there is evidence of such an arrangement through a distribution agreement or purchase order, title has transferred, no remaining performance obligations exist, the price and terms of the sale are fixed, and collection is probable. Distributors and resellers do not have a right of return.

     Our software arrangements consist of a license fee and post contract customer support (PCS). We have established vendor specific objective evidence
(VSOE) of fair value for our PCS contracts based on the price of the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method, which revenue is primarily recognized when the software has been delivered and there are no remaining obligations. Revenue from PCS is recognized ratably over the period of the PCS agreement.


Allowance for Doubtful Accounts

     We evaluate the collectibility of our trade accounts receivable based on a number of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.


Inventory Valuation

     Our inventory is recorded at the lower of cost or market. We use a standard cost accounting system to value inventory and these standards are reviewed a minimum of once a year and multiple times a year in our most active manufacturing plants. We adjust the inventory value for estimated excess and obsolete inventory based on management's assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.


Deferred Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred
liabilities  are  recognized  for  taxable  temporary   differences.   Temporary
differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider future taxable income, resolution of tax uncertainties and prudent and feasible tax planning strategies. If we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made.


Goodwill and Other Purchased Intangible Assets

     We have significant intangible assets on our balance sheet that include goodwill and other purchased intangibles related to acquisitions. At the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Application of the non-amortization provisions of SFAS 142 significantly reduced amortization expense of purchased intangibles and goodwill to approximately $8.3 million for the fiscal year 2002 from $29.4 million in the prior year. We reclassified identifiable intangible assets with indefinite lives and net book value of $73.6 million, as defined by SFAS 142, to goodwill at the date of adoption.

     For comparative purposes, the pro forma adjusted net income per share excluding amortization of goodwill, distribution channel, and assembled workforce is as follows:

                                            January 3, December 28, December 29,
                                               2003        2001         2000
------------------------------------------ ------------ ------------ -----------
(In thousands)

Net income (loss)                           $ 10,324    $ (22,879)    $  14,185
  Add back SFAS 142 adjustments:
      Amortization of goodwill                               7,817        3,116
      Amortization of distribution channel                  11,230        5,176
      Amortization of assembled workforce                    1,834        1,225
                                                             -----        -----

Adjusted net income (loss)                  $ 10,324    $  (1,998)    $  23,702
                                            ========    ==========    =========

Weighted average shares outstanding
     Basic                                    28,573        24,727       23,601
     Diluted                                  29,052        24,727       25,976
Diluted net income (loss) per share         $   0.36    $   (0.93)    $    0.55
Pro forma adjusted diluted net income
 (loss) per share                           $   0.36    $   (0.08)    $    0.92
                                            ========    ==========    =========

     In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy, the fluctuation of actual revenue, and the timing of expenses.

     For goodwill, the annual impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit's fair value. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit's carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit's goodwill, an impairment charge is recorded for the difference.

     Similarly, the impairment evaluation for indefinite life intangible assets includes a comparison of the asset's carrying value to the asset's fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of our company. In each reporting period, we also evaluate the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

     We tested goodwill for impairment using the process  prescribed in SFAS No.
142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. No impairment charge resulted from the impairment tests. For comparative purposes that depict the effect of adopting SFAS No. 141 and 142 above, we have included the pro forma adjusted net income per share excluding amortization of goodwill, distribution channel, and assembled workforce.


Accounting  for  the  Long-Lived   Assets  Including   Intangibles   Subject  to
Amortization

     We adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," at the beginning of fiscal 2002. The effect of adopting SFAS 144 did not have a material impact on our financial position or results of operations.

     Depreciation and amortization of our long-lived assets is provided using accelerated and straight-line methods over their estimated useful lives. Changes in circumstances such as the passage of new laws or changes in regulations, technological advances, changes to our business model, or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In those cases where we determine that the useful life of a long-lived asset should be revised, we will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments, or mandated regulatory requirements could result in shortened useful lives.

     Long-lived assets and asset groups are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

Warranties

     We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from our estimates, revisions to the estimated warranty accrual and related costs may be required.


Stock Compensation

     As permitted by the provisions of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and Statement of Financial Accounting Standards ("SFAS 123") No. 123, "Accounting for Stock-Based Compensation," we apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for our stock option plans and stock purchase plan. Accordingly, we do not recognize compensation cost for stock options granted at a price equal to fair market value. Note 14 of the Notes to the Consolidated Financial Statements describes the plans we operate, and Note 1 of the Notes to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income (loss) and earnings
(loss) per share for fiscal 2002, 2001, and 2000 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123.


Investment in the Caterpillar Trimble Control Technologies LLC (CTCT or "Joint Venture")

     We have adopted the equity method of accounting for our investment in the Joint Venture. This requires that we record our share of the Joint Venture profits or losses in a given fiscal period. During fiscal year 2002, the Joint Venture reported a loss of $0.4 million of which our share is $0.2 million, which was recorded as a Non-operating expense under the heading of "Expense for affiliated operations, net," but which was offset by the amortization of an equal amount of the original deferred gain on the sale of technology to the Joint Venture.

     We have elected to treat the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from the Joint Venture under the equity method described above. When and if the Joint Venture is profitable on a sustainable basis and future operating losses are not anticipated, then we will recognize as a gain, the portion of the $11.0 million, which is un-amortized. To the extent that it is possible that we will have any future-funding obligation relating to the Joint Venture, then the relevant amount of the $11.0 million will be deferred until such time, the funding obligation no longer exists. Both our share of profits (losses) under the equity method and the amortization of our $11.0 million deferred gain are recorded under the heading of "Expense for affiliated operations, net" in Non-operating income (expense).

     For further information, see `Recent Business Developments - Caterpillar Joint Venture' section of Item 7 in this Report.


RECENT BUSINESS DEVELOPMENTS

Caterpillar Joint Venture

     On April 1, 2002, Caterpillar Trimble Control Technologies LLC, a Joint Venture formed by Trimble and Caterpillar, began operations. The Joint Venture, 50 percent owned by Trimble and 50 percent owned by Caterpillar, with equal voting rights, is developing and marketing next generation advanced electronic guidance and control products for earthmoving machines in the construction, mining, and waste industries. The Joint Venture is based in Dayton, Ohio. Under the terms of the joint venture agreement, Caterpillar contributed $11.0 million cash plus selected technology, for a total contributed value of $14.5 million, and we contributed selected existing machine control product technologies valued at $25.5 million. Additionally, both companies have licensed patents and other intellectual property from their portfolios to the Joint Venture. During the first fiscal quarter of 2002, we received a special cash distribution of $11.0 million from the Joint Venture.

     During fiscal year 2002, we recorded approximately $4.0 million of expenses under the heading of "Expense for affiliated operations, net" in Non-operating income (expense) related to certain transactions between the Joint Venture and us. This was comprised of approximately $4.9 million of incremental costs incurred by us as a result of purchasing products from the Joint Venture at a higher transfer price than our original manufacturing costs, offset by approximately $0.9 million of contract manufacturing fees charged to the Joint Venture by us. Due to the nature of the transfer price agreements between Trimble and the Joint Venture, a related party, the impact of these agreements is classified under Non-operating income (expense).

     In addition, during fiscal year 2002, we recorded lower operating expenses of approximately $4.2 million due to the transfer of employee-related expenses for research and development ($2.8 million), and sales, marketing and administrative functions ($1.4 million) to the Joint Venture. These employees are devoted to the Joint Venture and are primarily engaged in developing next generation products and technology for that entity.


Acquisition of LeveLite Technology, Inc

     On August 15, 2002, we acquired LeveLite Technology, Inc. ("LeveLite"), a California corporation, for approximately $5.7 million. This strategic acquisition complements our entry-level construction instrument product line. The purchase price consisted of 437,084 shares of our common stock. The merger agreement provides for Trimble to make additional earn-out payments not to exceed $3.9 million (in common stock and cash payment) based on future revenues derived from existing product sales to a certain customer. On January 22, 2003, we issued the first earn-out payment (stock and cash combination) with a fair market value of approximately $0.4 million, related to the earn-out for the quarter ended January 3, 2003. Also, if we receive any proceeds from a pending litigation, a portion will be paid to the former shareholders of LeveLite. The additional payments, if earned, will result in additional goodwill.

RESULTS FROM CONTINUING OPERATIONS EXCLUDING INFREQUENT, AND ACQUISITION RELATED ADJUSTMENTS

     Income (loss) from continuing  operations  include  certain  infrequent and acquisition-related charges that management believes are not reflective of on-going operations. The following table, which does not purport to present the results of continuing operations in accordance with generally accepted accounting principles, reflects results of operations to exclude the effects of such items as follows (in thousands):


                                                          January 3,        December 28,     December 29,
Fiscal Years Ended                                           2003               2001             2000
---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes from continuing
  operations                                               $  13,824            $(21,592)        $ 15,760
Infrequent and acquisition-related charges:
   Loss on sale of business (other income and
     expense)                                                     --                  113              --
   Amortization of goodwill and other purchased
     intangibles                                               8,300               29,389          13,407
   Restructuring charges                                       1,099                3,599              --
   Gain on sale of minority investment
       (other income and expense)                              (165)                (270)         (1,274)
   Inventory purchase accounting adjustment
       (cost of sales)                                            --                  --            4,600
   Debt extinguishment costs (interest
        income and expense)                                       --                  --            1,185
   Write down of investment
        (other income and expense)                             1,453                  136              --
 Facility relocation costs - Boulder, Colorado
      (general and administrative)                                --                   --             917
                                                                 ---                  ---             ---
 Total infrequent and acquisition-related charges             10,687               32,967          18,835
                                                              ------               ------          ------
 Adjusted income before income taxes from
      continuing operations                                   24,511               11,375          34,595
Income tax provision                                           3,500                1,900           3,460
                                                               -----                -----           -----
Adjusted net income                                        $  21,011            $   9,475        $ 31,135
                                                           =========            =========        ========

RESULTS OF CONTINUING OPERATIONS

     Our annual revenues from continuing operations decreased from $475.3 million in fiscal 2001 to $466.6 million in fiscal 2002. In fiscal 2001, our annual revenues from continuing operations increased to $475.3 million from $369.8 million in fiscal 2000. In fiscal 2002, we had net income from continuing operations of $10.3 million, or $0.36 diluted earnings per share, compared to a net loss of $23.5 million, or $0.95 loss per share, in fiscal 2001, and a net income from continuing operations of $14.2 million, or $0.55 diluted earnings per share, in fiscal 2000. The total net income for fiscal 2002, including discontinued operations, was $10.3 million, or $0.36 diluted earnings per share, compared to a total net loss for 2001, including discontinued operations of $22.9 million, or $0.93 loss per share, and a total net income for fiscal 2000, including discontinued operations of $14.2 million, or $0.55 diluted earnings per share. A summary of financial data by business segment is as follows.

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

     In the first fiscal quarter of fiscal 2002, we realigned two of our reportable segments and therefore the following table shows restated revenue and operating income by segment to reflect this realignment. The Agriculture segment was combined with the Mapping and GIS business to form Field Solutions. Mapping and GIS were previously part of Fleet and Asset Management. The Mobile Positioning business that was part of Fleet and Asset Management is now Mobile Solutions.

     We began breaking out Mobile Solutions as a separate reporting segment during the first quarter of 2002 to address the growing importance of the mobile asset management business and its impact on our profitability. At the same time, we combined our GIS and Agriculture businesses to create a new segment called Field Solutions in order to recognize the synergies and similar product requirements between the two businesses.

                                                       % of                         % of                        % of
                                       January 3,      Total        December 28,    Total      December 29,     Total
Fiscal Years Ended                        2003        Revenue         2001         Revenue        2000         Revenue
------------------------------------ -------------   ---------     -------------  ---------    ------------   ---------
(Dollars in thousands)
Engineering and Construction
   Revenue                             $  305,490       66%       $  303,944         64%       $ 195,150         53%
   Segment operating income
     from continuing operations            54,931                     51,625                      43,937
   Segment operating income
    as a percent of segment                   18%                        17%                         23%
    revenue
Field Solutions
   Revenue                                 67,259       14%           68,519         14%          70,652         19%
   Segment operating income
     from continuing                       12,395                     13,652                      19,834
     operations
   Segment operating income
     (loss) as a percent of
     segment revenue                          18%                        20%                         28%
Mobile Solutions
   Revenue                                  8,486        2%           13,791          3%          20,471          6%
   Segment operating loss
     from continuing operations          (10,830)                    (8,966)                       (369)
   Segment operating loss
     as a percent of  segment
     revenue                               (128%)                      (65%)                        (2%)
Component Technologies
   Revenue                                 59,755       13%           58,083         12%          60,230         16%
   Segment operating income
     from continuing operations            11,290                     10,882                      14,850
   Segment operating income
     as a percent of segment
    revenue                                   19%                        19%                         25%
Portfolio Technologies
   Revenue                                 25,612        5%           30,955          7%          23,295          6%
   Segment operating income
     from continuing operations             5,072                      4,037                         965
   Segment operating income
     as a percent of segment
     revenue                                  20%                        13%                          4%
                                              --                         ---                          --
Total Revenue                          $  466,602                 $  475,292                   $ 369,798
Total Segment operating
    income from continuing
    operations                         $   72,858                 $   71,230                   $  79,217

     A  reconciliation  of  our  consolidated   segment  operating  income  from
continuing operations to consolidated income (loss) before income taxes from continuing operations follows:

                                                          January 3,       December 28,     December 29,
Fiscal Years Ended                                           2003              2001             2000
------------------------------------------------------- -------------     --------------   -------------
(In thousands)
Consolidated segment operating income from
  continuing operations                                  $  72,858         $  71,230         $  79,217
Unallocated corporate expense                             (29,636)          (38,061)          (39,591)
Amortization of goodwill and other purchased
  intangible assets                                        (8,300)          (29,389)          (13,407)
Restructuring charges                                      (1,099)           (3,599)                 -
Non-operating expense, net                                (19,999)          (21,773)          (10,459)
                                                          -------           --------          --------
Income (loss) from continuing operations before
   income taxes                                          $  13,824         $(21,592)         $  15,760
                                                         =========         =========         =========



Basis of Presentation

     We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2002 was January 3, 2003. Fiscal 2002 was a 53-week year and as a result, we recorded an extra week of revenues, costs, and related financial activities.

     Therefore, the financial results of fiscal year 2002, having the extra week, will not be exactly comparable to the prior and subsequent 52-week fiscal years. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, Trimble, analysts, shareholders, investors and others will have to make appropriate adjustments to any analysis performed when comparing our activities and results in fiscal years that contain 53 weeks, to those that contain the standard 52 weeks. Fiscal years 2001 and 2000 were both comprised of 52-weeks.


Revenue

     In fiscal 2002, total revenue decreased by $8.7 million or 1.8% to $466.6 million from $475.3 million in fiscal 2001. The decrease in fiscal 2002 was primarily due to the reduction of revenue in Mobile Solutions and Portfolio Technologies. Total revenue in fiscal 2001 increased by $105.5 million or 28.5% to $475.3 million from $369.8 million in fiscal 2000, primarily due to the full-year revenue effect of the Spectra Precision Group, acquired in July 2000.

Engineering and Construction

Revenue

     Engineering and Construction revenues increased by $1.5 million or 0.5% during fiscal 2002 as compared to fiscal 2001 due to the following:

o    Revenues increased due to the LeveLite acquisition by $3.6 million;

o Strong performance by our machine control product offering as we continue to penetrate the after-market for machine guidance on earthmoving equipment;

o Increased revenues were partially offset by a reduction in revenues in several other product areas due to continued difficult global economic conditions.


     Engineering and Construction revenues increased by $108.8 million or 56% in fiscal 2001 over fiscal 2000 due to the following:

o In fiscal 2001, we recorded a full year of revenues generated from the Spectra Precision Group compared to approximately half-year results in fiscal 2000, which accounted for approximately $85.0 million;

o Strong demand for our land survey product line primarily due to the introduction of the Trimble Toolbox(TM) in the first fiscal quarter of 2001;

o    Higher demand for GPS machine guidance equipment.


Operating Income

     Engineering and Construction operating income increased by $3.3 million or 6.4% in fiscal 2002 over fiscal 2001 due to the following:

o A reduction of $4.2 million of operating expenses, due to the transfer of employee-related expenses to Caterpillar Trimble Control Technologies;

o Higher revenues and lower operating expenses were partially offset by a reduction in gross margin as a result of product sales mix during fiscal 2002.


     Engineering and Construction operating income increased by $7.7 million or 17% in fiscal 2001 over fiscal 2000 due to the following:

o Fiscal 2001 included a full year of revenue from the Spectra Precision Group acquisition and the benefits of the consolidation of product lines in the Engineering and Construction business areas;

o The worldwide cost reduction program, implemented as part of Trimble and the Spectra Precision Group integration, also favorably impacted operating income.


Field Solutions

Revenue

     Field Solutions experienced a revenue decline in fiscal 2002 of $1.3 million or 1.9% compared with fiscal 2001 due to the following:

o Overall revenue decreased during the year due to the decline in the United States federal, state, and local government spending and a delay in the release of the new GeoExplorer(R) CE Series due to component supply issues;

o This decrease was partially offset by the increased demand for both the manual and auto guidance product lines.


     Field Solutions revenue decreased by $2.1 million or 3% in fiscal 2001 over fiscal 2000 due to the following:

o Small decrease in GIS revenues due to lower demand in the second half of fiscal 2001;

o Significant decrease in price points in the Agriculture market on flat demand.


Operating Income

     Field Solutions operating income decreased by $1.3 million or 9.2% in fiscal 2002 over fiscal 2001 due to the following:

o Lower revenues primarily from the decrease in government spending described above;

o Lower gross margin due to product sales mix, which was more weighted toward the relatively lower margin Agricultural business area.


     Field Solutions operating income decreased by $6.2 million or 31.2% in fiscal 2001 over fiscal 2000 due to the following:

o A product mix shift toward lower-priced products with a general reduction in prices;

o    Overall weak demand in the agricultural market in fiscal 2001;

o The startup development, selling, and support costs associated with the ramp up of the Autopilot product line.


Mobile Solutions

Revenue

     Mobile Solutions revenues decreased by $5.3 million or 39% in fiscal 2002 over fiscal 2001 due to the following:

o Revenue reduction of approximately $3 million in our satellite communications business as a result of our decision to discontinue the Galaxy(TM) Inmarsat-C product line in early 2001;

o Slow down in system integration projects due to reduced spending at municipalities;

o Reduced sales of wireless products of $0.9 million due to a transition from a sensor provider to a fully integrated service provider;

o Sales of some product lines were down as a result of the economic slow down and the shift of technology from analog to digital.


     Mobile Solutions revenues decreased by $6.7 million or 33% in fiscal 2001 over fiscal 2000 due to the following:

o A reduction of approximately $3.7 million in our GalaxyT Inmarsat-C line due to the announcement of our intention to discontinue certain of these product lines in early 2001, Mexico's satellite communications systems capacity limitations, and the general economic slow-down;

o Sales of the CrossCheck and Placer(TM) receiver product lines were down by approximately $3.0 million as a result of the economic slow down.


Operating Loss


     Mobile Solutions operating loss increased by $1.9 million or 21% in fiscal 2002 over fiscal 2001 due to the following:

o    Lower revenues as described above;

o Increased costs incurred in the development and marketing of a service platform to enable a range of asset management solutions.


     Mobile Solutions operating loss increased by $8.6 million in fiscal 2001 over fiscal 2000 due to the following:

o    Lower revenues as described above;

o Decrease in margins due to the sell-off of existing Satcom inventory at reduced prices;

o Significant costs incurred in the development of a service platform to enable a range of asset management solutions including an Internet delivered, cellular-based solution for vehicle fleet management.


Component Technologies

Revenue

     Component Technologies revenues increased by $1.7 million or 3% in fiscal 2002 over fiscal 2001 due to the following:

o Timing revenue increased $4.6 million in fiscal 2002 over fiscal 2001 due to significant demand during the second half of fiscal 2002 from new and existing wireless infrastructure customers;

o In-vehicle navigation revenue decreased $1.0 million in fiscal 2002 over fiscal 2001 as average selling prices declined by more than 9%;

o License revenue decreased $1.7 million in fiscal 2002 over fiscal 2001 due to an expired license contract.


     Component Technologies revenues decreased by $2.1 million or 4% in fiscal 2001 over fiscal 2000 due to the following:

o Embedded product lines were down approximately $2.7 million due to the economic slowdown;

o Timing product lines were down by $1.5 million due to reduced spending in the telecommunications market;

o In-vehicle navigation sales increased by approximately $0.9 million. Volume grew by 29%, which was offset by a decrease of 19% in an average selling price of these products during the year.

Operating Income

     Component Technologies operating income increased by $0.4 million or 4% in fiscal 2002 over fiscal 2001 due to the following factors:

o Higher gross margins resulting from higher revenues and favorable product mix;

o This increase was partially offset by higher operating expenses, primarily in research & development and marketing.


     Component Technologies operating income decreased by $4.0 million or 27% in fiscal 2001 over fiscal 2000 due to the following:

o    Lower revenue as described  above;

o Higher expenses primarily due to new product development and channel development.


Portfolio Technologies


Revenue

     Portfolio Technologies revenues decreased by $5.3 million or 17 % in fiscal 2002 over fiscal 2001 due to the following:

o Reduction of $4.4 million due to the sale of our air transport product line to Honeywell in fiscal 2001;

o    Revenues from the military business declined by $1.1 million.


     Portfolio Technologies revenues increased by $7.7 million or 33% in fiscal 2001 over fiscal 2000 due to the following:

o In fiscal 2001, Trimble experienced a full year of revenues generated from the purchase of Tripod Data Systems as compared to one and one-half months in fiscal 2000, which accounted for an increase of approximately $12.2 million;

o The above increase was partially offset by a $4.5 million reduction in our commercial aviation product line during fiscal 2001. The sale of the air transport product line to Honeywell was completed in March 2001.


Operating Income

     Portfolio Technologies operating income increased by $1 million or 26% in fiscal 2002 over fiscal 2001 due to the following:

o    Increased operating performance from Tripod Data Systems business.


     Portfolio Technologies operating income increased by $3.1 million or 318% in fiscal 2001 over fiscal 2000 primarily due to the following:

o An incremental increase resulting from a full years operating results of Tripod Data Systems acquired on November 14, 2000.

International Revenues

     Sales to unaffiliated customers outside the United States comprised approximately 49% in 2002, 50% in 2001, and 52% in 2000. During the 2002 fiscal year, North and South America represented 55%, Europe, the Middle East and Africa represented 32%, and Asia represented 13%. In fiscal 2002, the United States comprised approximately 51% and Germany 16% of sales to unaffiliated customers. We anticipate that sales to international customers will continue to account for a significant portion of our revenue. For this reason, we are subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, tariffs, or other barriers. Even though the U.S. Government announced on March 29, 1996, that it supports and maintains the GPS system, and on May 1, 2000, stated that it has no intent to ever again use Selective Availability (SA), a method of degrading GPS accuracy, there may be reluctance in certain foreign markets to purchase such products given the control of GPS by the U.S.
Government. Our results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.

     No single customer accounted for 10% or more of our total revenues in fiscal 2002, 2001, and 2000. It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by us may adversely affect the results of operations.


Gross Margin

     Gross margin varies due to a number of factors including product mix, international sales mix, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. Gross margin as a percentage of total revenues was 50.2% in fiscal 2002 and 49.9% in fiscal 2001. The slight increase in gross margin percentage for fiscal 2002, compared with fiscal 2001, was due partially to approximately $3.3 million of additional charges associated with the write-down of excess and obsolete inventory in fiscal 2001, related to the rationalization and simplification of product lines, and partially due to inventories in excess of our forecasted 12-month demand.

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

Operating Expenses

     The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                       January 3,    December 28,   December 29,
Fiscal Years Ended                        2003           2001           2000
--------------------------------------------------------------------------------
(In thousands)

Research and development            $     61,232   $     62,881   $     46,520
Sales and marketing                       89,344        103,778         79,901
General and administrative                40,634         37,407         30,514
Restructuring charges                      1,099          3,599             --
Amortization of goodwill and other
  purchased intangible assets              8,300         29,389         13,407
                                    -------------- -------------  -------------
 Total                              $    200,609   $    237,054   $     170,342
                                    ============   =============  =============

Research and Development

     Research and development  spending  decreased by $1.6 million during fiscal
2002 and represented 13% of revenue, consistent with 13% in fiscal 2001 due primarily to:

o The transfer of employee-related expenses to the Caterpillar joint venture of approximately $2.8 million, partially offset by an increase in engineering expenses associated with the introduction of new products.


     Research and development spending increased by $16.4 million during fiscal 2001, and represented 13% of revenue, consistent with 13% in fiscal 2000 due primarily to the following:

o In fiscal 2001, we experienced a full year of operations of the Spectra Precision Group compared with half a year in fiscal 2000, which accounted for approximately $11.7 million of the increase;

o The increase was also due to approximately $5.0 million related to a full year of operations of Tripod Data Systems in fiscal 2001 compared with one and one-half months for fiscal 2000, as well as the inclusion of Grid Data for approximately nine months in fiscal 2001.

     * We believe that the development and introduction of new products are critical to the Company's future success and expects to continue its active development of new products.


Sales and Marketing

     Sales and marketing expense decreased by $14.4 million in fiscal 2002 and represents 19% of revenue, compared with 22% in fiscal 2001 due primarily to the following:

o During fiscal 2001, we sold off many of our direct sales offices, which decreased sales and marketing expenses by approximately $7.0 million for fiscal 2002;

o A decrease in overall compensation, travel, advertising, promotional, and trade show expenses of approximately $7.4 million for fiscal 2002 compared to the corresponding period in fiscal 2001.


     Sales and marketing expense increased by $23.9 million in fiscal 2001 and represents 22% of revenue, consistent with 22% in fiscal 2000 primarily due to the following:

o Inclusion of a full year of operations of the Spectra Precision Group as compared with half a year in fiscal 2000, which accounted for approximately $23.1 million of the increase.


     * Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and exploit new markets for our products.


General and Administrative

     General and administrative expense increased by $3.2 million in fiscal 2002 representing 9% of revenue, compared with 8% in fiscal 2001 primarily due to the following:

o Increase in bad debt provisions related to customers in an uncertain economic environment;

o Bad debt expenses for accounts written off during the year due to customer defaults.


     General and administrative expense increased by $6.9 million in fiscal 2001 representing 8% of revenue, consistent with 8% in fiscal 2000 due primarily to the following:

o In fiscal 2001, we experienced a full year of operations of the Spectra Precision Group as compared with half a year in fiscal 2000, which accounted for approximately $5.6 million of the increase;

o The increase was also due to approximately $0.9 million related to a full year of operations of Tripod Data Systems in fiscal 2001, as compared with one and one-half months for fiscal 2000.


Restructuring Charges

     Restructuring charges of $1.1 million were recorded in fiscal 2002 and $3.6 million were recorded in fiscal 2001, which related to severance costs. As a result of these actions, our headcount decreased in fiscal 2002 by 49 and in fiscal 2001 by 207 individuals. As of January 3, 2003, all of the restructuring charges have been paid.


Amortization of Goodwill, Purchased and Other Intangible Assets:

                                                     January 3,     December 28,    December 29,
Fiscal Years Ended                                      2003            2001            2000
------------------                                      ----            ----            ----
(in thousands)
Amortization of goodwill                             $     -        $  7,647         $  3,116
Amortization of purchased intangibles                  8,300          21,742           10,291
Amortization of other intangible assets                  868             917              930
                                                         ---             ---              ---
Total amortization of goodwill, purchased, and
     other intangible assets                         $ 9,168        $ 30,306         $ 14,337
                                                     =======        ========         ========


     We adopted SFAS No. 142 on January 1, 2002. As a result, goodwill is no longer amortized and intangible assets with indefinite lives with net book value of $73.6 million were reclassified to goodwill.

     Amortization expense of goodwill, purchased and other intangibles decreased in fiscal 2002 by approximately $21.1 million representing 2% of revenue, compared with 6% in fiscal 2001. The decrease was primarily due to the adoption of FAS 142 that does not require the amortization of goodwill and intangible assets with indefinite lives.

     Amortization expense of goodwill and other purchased intangibles increased in fiscal 2001 by approximately $16.0 million representing 6% of revenue, compared with 4% in fiscal 2000. The increase was primarily due to the acquisition of the Spectra Precision Group in July 2000, which resulted in a year- over-year increase of approximately $15.0 million in goodwill and intangibles amortization.

Non-operating Expense, Net

     The following table shows Non-operating expenses, net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

                            January 3,      December 28,   December 29,
Fiscal Years Ended             2003            2001            2000
--------------------------------------------------------------------------------
(in thousands)

Interest income              $    659       $   1,118       $   4,478
Interest expense             (14,710)        (22,224)        (14,438)
Foreign exchange loss           (823)           (237)           (376)
Expenses for affiliated
   operations, net            (3,954)               -               -
Other expense                 (1,171)           (430)           (123)
                              ------            ----            ----
 Total                      $(19,999)       $(21,773)       $(10,459)
                            ========        ========        ========



     Non-operating expense, net decreased by $1.8 million during fiscal 2002 as compared with fiscal 2001. The primary reasons for the decrease were as follows:

o Decrease in net interest expense of $7.1 million due to significant repayment of debt balances during the year of approximately $52 million, combined with the effect of lower interest rates;

o This was partially offset by expenses recorded for affiliated operations of $4.0 million as a result of transfer pricing effects on transactions between Trimble and CTCT, an increase in foreign exchange loss of $0.6 million, and a write-down of minority investment of $1.5 million.


     Non-operating expense, net increased by $11.3 million during fiscal 2001 as compared with fiscal 2000. The primary reasons for the increase were as follows:

o Increase in interest expenses related to loans and credit facilities incurred primarily to finance the acquisition of the Spectra Precision Group accounted for approximately $7.8 million;

o Decreased interest income resulting from the sale and maturities of short-term investments used to finance the acquisition of the Spectra Precision Group accounted for approximately $3.4 million.


Income Tax Provision

     Our effective income tax rates from continuing operations for fiscal years 2002, 2001, and 2000 were 25%, (9%) and 10%, respectively. The fiscal 2002 and 2001 income tax rates differ from the federal statutory rate of 35%, due primarily to foreign taxes and the inability to realize the benefit of net operating losses. The fiscal 2000 income tax rate is less than the federal statutory rate due primarily to the realization of the benefits from prior net operating losses and previously reserved deferred tax assets.


Litigation Matters

     * In November 2001, Qualcomm Inc. filed a lawsuit against Trimble in the Superior Court of the State of California. The complaint alleges claims for an unspecified amount of money damages arising out of Qualcomm's perceived lack of assurances in early 1999 that our products purchased by Qualcomm would work properly after a scheduled week number rollover event that took place in August of 1999. Qualcomm is the only customer to make a claim against us based on the week number rollover event. In our opinion, the resolution of this lawsuit is not expected to have a material adverse effect on our overall financial position.

     * We are also a party to other disputes incidental to our business. We believe that our ultimate liability as a result of such disputes, if any, would not be material to our overall financial position, results of operations, or liquidity.


Off-balance Sheet Financings and Liabilities

     Other than lease commitments incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.


LIQUIDITY AND CAPITAL RESOURCES

                                                    January 3,  December 28,  December 29,
As of and for the year ended                           2003        2001          2000
------------------------------------------------- ------------ -------------  ------------
(dollars in thousands)
Cash and cash equivalents                          $  28,679     $  31,078    $   40,876
As a percentage of total assets                         6.5%          7.4%          8.4%
Accounts receivable days sales outstanding (DSO)          58            55            57
Inventory turns per year                                 5.3           4.1           4.2
Cash provided by operating activities              $  35,096     $  25,093    $   19,835
Cash used by investing activities                  $ (5,766)     $(11,441)    $(167,180)
Cash provided (used) by financing activities       $(31,729)     $(23,450)    $  138,957
Net decrease in cash and cash equivalents          $ (2,399)     $ (9,798)    $  (8,388)


     In fiscal 2002, our cash and cash equivalents decreased by $2.4 million from fiscal 2001. We repaid $52.1 million of our debt outstanding. This was financed by the issuance of common stock of approximately $21.4 million and cash generated from operating activities of approximately $35.1 million. We also used approximately $7.2 million for capital expenditures.

     At January 3, 2003, our debt mainly consisted of $67.6 million outstanding under senior secured credit facilities, and $69.1 million outstanding under the subordinated promissory note related to the acquisition of the Spectra Precision Group. We have relied primarily on cash provided by operating activities to fund capital expenditures and other investing activities.

     On March 20, 2002, we used $21.4 million of net proceeds from our private placement to retire accrued interest and principal under our subordinated note with Spectra-Physics Holdings, Inc., a subsidiary of Thermo Electron Corporation, reducing the outstanding principal amount to $68.7 million. In addition, we renegotiated the terms of the subordinated note. Under the revised agreement, the maturity of the note was extended until July 14, 2004, at the current interest rate of approximately 10.4% per year. In connection with the amendment, on March 20, 2002 we agreed to issue to Thermo Electron a five-year warrant to purchase 200,000 shares of our common stock at an exercise price of $15.11. Under the five-year warrant, the total number of warrants issued will not exceed 376,233 shares. On a quarterly basis beginning July 14, 2002, Spectra-Physics' warrant became exercisable for an additional 250 shares of common stock for every $1 million of principal and interest outstanding until the note is paid off in full. These shares are purchasable at a price equal to the average of our stock's closing price for the five days immediately preceding the last trading day of each quarter. On July 14, 2002 an additional 17,364 shares became exercisable at an exercise price of $14.46 per share. On October 14, 2002 an additional 17,824 shares became exercisable at an exercise price of $9.18. On January 14, 2003 an additional 18,284 shares became exercisable at an exercise price of $13.54. These additional shares are exercisable over a 5-year period. The approximate fair value of the warrants of $1.5 million was determined using the Black-Scholes pricing model with the following assumptions: contractual life of 5-year period; risk-free interest rate of 4%; volatility of 65%; and no dividends during the contractual term. The value of the warrants is amortized to interest expense over the term of the subordinated note.

     * In fiscal 2002, cash provided by operating activities was $35.1 million, as compared to $25.1 million in fiscal 2001. The increase of $10 million was primarily due to a one-time special cash distribution of $11 million from Caterpillar Trimble Control Technologies upon its formation in the first quarter of fiscal 2002. Trimble's ability to continue to generate cash from operations will depend in large part on revenues, the rate of collections of accounts receivable, and profitability. Both the inventory turns and accounts receivable days sales outstanding metrics were similar at the end of fiscal 2002 to the fiscal 2001 level.

     Cash flows used in investing activities were $5.8 million in fiscal 2002 as compared to $11.4 million in fiscal 2001, mostly due to investment activities associated with the acquisition of an additional 25 percent equity interest in Terrasat, a German Corporation, and the acquisition in property and equipment partially offset by cash acquired through LeveLite acquisition. Cash used in investing activities in fiscal 2001 included amounts paid for the Grid Data acquisition.

     Cash used in financing activities was $31.7 million in fiscal 2002, as compared to $23.5 million in fiscal 2001. During fiscal 2002, we made $52.1 million of payments against our debt outstanding. These payments were offset by proceeds from the issuance of common stock to employees pursuant to our stock option plan and employee stock purchase plan of $4.1 million, as well as issuance of common stock under a private equity placement of $17 million.

     In July 2000, we obtained $200 million of senior, secured credit facilities (the "Credit Facilities") from a syndicate of banks to support our acquisition of the Spectra Precision Group, the Company's ongoing working capital requirements, and to refinance certain existing debt (see Note 10 of the Notes to the to the Consolidated Financial Statements). The Credit Facilities consisted of $100 million available as a term loan and $100 million available under two revolvers. On January 14, 2003, Trimble executed an Amended and Restated Credit Agreement, which restructured the $100 million revolver into four Tranches. Tranches A and C belong to the $50 million U.S. dollar revolver and Tranches B and D belong to the $50 million multi-currency revolver. Allocated to Tranche A is $12,500,000 with an expiration date of July 14, 2003 and allocated to Tranche C is $37,500,000 with an expiration date of April 7, 2004. Allocated to Tranche B is $1,500,000 with an expiration date of July 14, 2003 and allocated to Tranche D is $48,500,000 with an expiration date of April 7, 2004. As a result, the $100 million revolver will remain in effect through July 14, 2003 and be reduced to $86 million for the period starting July 15, 2003 through April 7, 2004. As of January 3, 2003, outstanding balance under the revolver was $35 million and under the term loan was $32.6 million.

     The Credit Facilities are secured by all material assets of our company, except for assets that are subject to foreign tax considerations. Financial covenants of the Credit Facilities include leverage, fixed charge, and minimum net worth tests and all were amended during the third quarter of fiscal 2002. At January 3, 2003, and as of the date of this report, we are in compliance with debt covenants. The amounts due under the revolver loans are paid as the loans mature, and the loan commitment fees are paid on a quarterly basis. Under the five-year term loan portion of the Credit Facility, we are due to make payments (excluding interest) of approximately $24 million in fiscal 2003 and the remaining $8.6 million in fiscal 2004.

     * We believe that our cash and cash equivalents, together with our credit facilities, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. At January 3, 2003, we had $28.7 million of cash and cash equivalents, as well as access to $65 million of cash under the terms of our revolver loans.

     Under the terms of the Credit Facilities, we are currently restricted from paying dividends and are limited as to the amount of our common stock that we can repurchase. We are allowed to pay dividends and repurchase shares of our common stock up to 25% of net income in the previous fiscal year. We have obligations under non-cancelable operating leases for our office facilities (see
Note 11 of the Notes to the Consolidated Financial Statements). In fiscal 2003, the payments under these non-cancelable operating leases are expected to be approximately $12.1 million.

     * We expect fiscal 2003 capital expenditures to be approximately $8 million to $11 million, primarily for computer equipment, software, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.


     The following table summarizes our future repayment obligations (excluding interest):


                                                                                              2006 and
January 3, 2003                           Total      2003       2004      2005      2006       Beyond
----------------------------------------------------------------------------------------------------------
(in thousands)
 Credit facilities:
    Five year term loan                   $ 32,600  $ 24,000     $8,600    $    -    $    -     $       -
    U.S. and multi-currency
      revolving credit facility             35,000     6,550     28,450        -          -             -
 Subordinated note                          69,136         -     69,136        -          -             -
 Promissory note and other                   1,789       110        110      110        110         1,349
                                             -----       ---        ---      ---        ---         -----
Total contractual cash obligations        $138,525  $ 30,660  $ 106,296    $ 110     $  110      $  1,349
                                          ========  ========  =========    =====     ======      ========


     Our future minimum payments required under non-cancelable operating leases are follows:

                                                    Operating
                                                  Lease Payments
(In thousands)
2003                                                 $   12,067
2004                                                      7,438
2005                                                      6,958
2006                                                      1,795
2007                                                      1,461
Thereafter                                                5,115
                                                          -----
Total                                                $   34,834
                                                     ==========


New Accounting Standards

     We adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 significantly reduced amortization expense of purchased intangibles and goodwill to approximately $8.3 million for the fiscal year 2002 from $29.4 million in the prior year. We reclassified identifiable intangible assets with indefinite lives with net book value of $73.6 million, as defined by SFAS No. 142, to goodwill at the date of adoption. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. No impairment charge resulted from the impairment tests.


     In October of 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets," which amends accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. We adopted SFAS No. 144 at the beginning of fiscal 2002. The effect of adopting SFAS No. 144 did not have a material impact on our financial position or results of operations.


     In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only our intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.

     In November of 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. We will apply the recognition provisions of FIN No. 45 prospectively to guarantees issued after December 31, 2002.

     While we engage in extensive product quality programs and processes including actively monitoring and evaluating the quality of component suppliers, our warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.

     Changes in our product warranty liability during the 12 months, ended January 3, 2003 are as follows:


                                                  (in thousands)
                                                  --------------
                 Balance at December 28, 2001       $  6,827
                 Warranties accrued                    2,821
                 Warranty claims                     (3,254)
                                                     ------
                 Balance at January 3, 2003         $  6,394
                                                    ========


Our product warranty liability is classified as accrued warranty in the accompanying balance sheet.


     In November of 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial condition.

     In December of 2002, FASB issued FASB No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation. This disclosure is required in the summary of significant accounting policies footnote or its equivalent in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee awards using the fair value method. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, for purposes of pro forma disclosures, we amortized the estimated fair value of the options to expense over the options' vesting period, and the estimated fair value of purchases under the employee stock purchase plan is expensed in the year of purchase as well as the stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards. The effects on pro forma disclosure of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosure of future years.

     In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We are currently evaluating the provisions of FIN No. 46, however, we do not believe as of January 3, 2003, the Company has any investments in variable interest entities.



RISKS AND UNCERTAINTIES

Our Inability to Accurately Predict Orders and Shipments May Affect Our Revenue, Expenses and Earnings per Share.

     We have not been able in the past to consistently predict when our customers will place orders and request shipments, so that we cannot always accurately plan our manufacturing requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional accruals. Any significant change in our customers' purchasing patterns could have a material adverse effect on our operating results and reported earnings per share for a particular quarter.


     Our  Operating   Results  in  Each  Quarter  May  Be  Affected  by  Special
Conditions, Such As Seasonality, Late Quarter Purchases, and Other Potential Issues.

     Due, in part, to the buying patterns of our customers, a significant portion of our quarterly revenues occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter, although our operating expenses tend to remain fairly predictable. Engineering and construction purchases tend to occur in early spring, and governmental agencies tend to utilize funds available at the end of the government's fiscal year for additional purchases at the end of our third fiscal quarter in September of each year. Concentrations of orders sometimes also occur at the end of our other two fiscal quarters. Additionally, a majority of our sales force earns commissions on a quarterly basis, which may cause concentrations of orders at the end of any fiscal quarter. If for any reason expected sales are deferred, orders are not received, or shipments are delayed a few days at the end of a quarter, our operating results and reported earnings per share for that quarter could be significantly impacted.


We Are Dependent on a Sole Manufacturer and Assembler for Many of Our Products and on Sole Suppliers of Critical Parts for Our Products.

     Since August 1999, we have been substantially dependent upon Solectron Corporation as the exclusive manufacturing partner for many of our GPS products previously manufactured out of our Sunnyvale facilities. Under the agreement with Solectron, we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron sixty calendar days in advance of the scheduled delivery of products to our customers. Although purchase orders placed with Solectron are cancelable, the terms of the agreement would require us to purchase from Solectron all material inventory not returnable or usable by other Solectron customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet customers' delivery requirements or we may accumulate excess inventories, if such inventories are not usable by other Solectron customers.

         Our current contract with Solectron expires in August of 2003.

     During the fourth quarter of 2002, Solectron began assembling some of our Component Technology products in China. Although we believe that this initiative in China will bring significant cost savings, we cannot predict potential effects that may result from this program.

     In addition, we rely on sole suppliers for a number of our critical components. We have experienced shortages of components in the past. As an example, we were affected by the inability of a display supplier to provide adequate quantities to meet our requirements in the third fiscal calendar quarter of 2002 that resulted in the deferral of $2.4 million in orders into the fourth quarter of 2002. Our current reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand, which could have a material adverse effect on our business.


Our Annual and Quarterly Performance May Fluctuate.

     Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

o    changes in market demand,

o    competitive market conditions,

o market acceptance of existing or new products, especially in our Mobile Solutions business

o    fluctuations in foreign currency exchange rates,

o    the cost and availability of components,

o    our ability to manufacture and ship products,

o    the mix of our customer base and sales channels,

o    the mix of products sold,

o    our ability to expand our sales and marketing organization effectively,

o    our ability to attract and retain key technical and managerial employees,

o the timing of shipments of products under contracts and sale of licensing rights, and

o    general global economic conditions.


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


Our Gross Margin Is Subject to Fluctuation.

     Our gross margin is affected by a number of factors, including product mix, product pricing, cost of components, foreign currency exchange rates and manufacturing costs. For example, since our Engineering and Construction (E&C) and Geographic Information Systems (GIS) products generally have higher gross margins than our Component Technologies (CT) products, absent other factors, a shift in sales toward E&C and GIS products would lead to a gross margin improvement. On the other hand, if market conditions in the highly competitive E&C and GIS market segments forced us to lower unit prices, we would suffer a decline in gross margin unless we were able to timely offset the price reduction by a reduction in production costs or by sales of other products with higher gross margins. A decline in gross margin could negatively impact our earnings per share.


Our Business is Subject to Disruptions and Uncertainties Caused by War or Terrorism.

     Acts of war or acts of terrorism could have a material adverse impact on our business, operating results, and financial condition. The threat of terrorism and war and heightened security and military response to this threat, or any future acts of terrorism, may cause further disruption to our economy and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of orders, or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.


Our Substantial Indebtedness Could Materially Restrict Our Operations and Adversely Affect Our Financial Condition.

     We now have, and for the foreseeable future expect to have, a significant level of indebtedness. Our substantial indebtedness could:

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


Our Credit Agreement Contains Stringent Financial Covenants.

     Two of the financial covenants in our Credit Agreement with The Bank of Nova Scotia and certain other banks, dated July 14, 2000 as amended (the "Credit Agreement"), minimum fixed charge coverage and maximum leverage ratio, are extremely sensitive to changes in earnings before interest, taxes, depreciation and amortization ("EBITDA"). In turn, EBITDA is highly correlated to revenues and costs. Due to uncertainties associated with the downturn in the worldwide economy, our future revenues by quarter are more difficult to forecast and we have put in place various cost cutting measures, including the consolidation of service functions and centers, offices, and of redundant product lines and reductions in staff. If revenues should decline at a faster pace than the rate of these cost cutting measures, on a quarter-to-quarter basis we may not be in compliance with the two above-mentioned financial covenants. If we default on one or more covenants, we will have to obtain either negotiated waivers or amendments to the Credit Agreement. If we were unable to obtain such waivers or amendments, the banks would have the right to accelerate the payment of our outstanding obligations under the Credit Agreement, which would have a material adverse effect on our financial condition and viability as an operating company. In addition, a default under one of our debt instruments may also trigger cross defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us. In September of 2002, we reached an agreement to ease our financial covenants.. These revised covenants will remain in effect through the term of the current credit facility. On January 14, 2003, Trimble executed an Amended and Restated Credit Agreement, which restructured the $100 million revolver into four Tranches. Tranches A & C belong to the $50 million US dollar revolver and Tranches B & D belong to the $50 million multi-currency revolver. Allocated to Tranche A is $12,500,000 with an expiration date of July 14, 2003 and allocated to Tranche C is $37,500,000 with an expiration date of April 07, 2004. Allocated to Tranche B is $1,500,000 with an expiration date of July 14, 2003 and allocated to Tranche D is $48,500,000 with an expiration date of April 07, 2004. As a result, the $100 million revolver will remain in effect through July 14, 2003 and be reduced to $86 million for the period starting July 15, 2003 through April 7, 2004.


We Are Dependent on Key Customers.

     An increasing amount of our revenue is generated from large original equipment manufacturers such as Siemens VDO Automotive AG, Nortel, McNeilus, Caterpillar, CNH Global, DeWalt, Hilti, and Blaupunkt. A reduction or loss of business with these customers could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to continue to realize value from these relationships in the future.


We Are Dependent on New Products.

     Our future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance of such products. We may incur problems in the future in innovating and introducing new products. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. A delay in new product introductions could have a significant impact on our results of operations.


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




We Are Dependent on the Availability of Allocated Bands Within the Radio Frequency Spectrum.

     Our GPS technology is dependent on the use of the Standard Positioning Service ("SPS") provided by the U.S. Government's Global Positioning System
(GPS). The GPS SPS operates in radio frequency bands that are globally allocated for radio navigation satellite services. International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference.

     Any ITU  reallocation of radio frequency  bands,  including  frequency band segmentation or sharing of spectrum, may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. Many of our products use other radio frequency bands, together with the GPS signal, to provide enhanced GPS capabilities, such as real-time kinematics precision. The continuing availability of these non-GPS radio frequencies is essential to provide enhanced GPS products to our precision survey markets. Any regulatory changes in spectrum allocation or in allowable operating conditions may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results.

     In addition, unwanted emissions from mobile satellite services and other equipment operating in adjacent frequency bands or in-band from licensed and unlicensed devices may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results. The FCC continually receives proposals for novel technologies and services, such as ultra-wideband technologies, which may seek to operate in, or across, the radio frequency bands currently used by the GPS SPS and other public safety services. Adverse decisions by the FCC that result in harmful interference to the delivery of the GPS SPS and other radio frequency spectrum also used in our products may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our business and financial condition.


We Are Subject to the Adverse Impact of Radio Frequency Congestion.

     We have certain real-time kinematics products, such as our Land Survey 5700, that use integrated radio communication technology requiring access to available radio frequencies allocated by the FCC. In addition, access to these frequencies by state agencies is under management by state radio communications coordinators. Some bands are experiencing congestion that excludes their availability for access by state agencies in some states, including the state of California. An inability to obtain access to these radio frequencies could have an adverse effect on our operating results.


Many of Our Products Rely on the GPS Satellite System.

     The GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 28 satellites in place, some have already been in operation for 13 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites may impair the current utility of the GPS system and the growth of current and additional market opportunities.

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


We Face Risks in Investing in and Integrating New Acquisitions.

     We are continuously evaluating external investments in technologies related to our business, and have made relatively small strategic equity investments in a number of GPS-related and laser-related technology companies. Acquisitions of companies, divisions of companies, or products entail numerous risks, including:

o potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;

o    diversion of management's attention;

o    loss of key employees of acquired operations;

o the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;

o    the potential disruption of our ongoing business;

o    unanticipated expenses related to such integration;

o the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

o the impairment of relationships with employees and customers of either an acquired company or our own business;

o    the potential unknown liabilities associated with acquired business; and

o    inability to recover strategic investments in development stage entities.


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



We Face Competition in Our Markets.

     Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GPS, optical and laser suppliers and competition may intensify from various larger domestic and international competitors and new market entrants, some of which may be our current customers. The competition in the future, may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.


We Are Dependent on Proprietary Technology.

     Our future success and competitive position is dependent upon our proprietary technology, and we rely on patent, trade secret, trademark and copyright law to protect our intellectual property. The patents owned or licensed by us may be invalidated, circumvented, and challenged. The rights granted under these patents may not provide competitive advantages to us. Any of our pending or future patent applications may not be issued within the scope of the claims sought by us, if at all.

     Others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned by us. In addition, effective copyright, patent and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. The steps taken by us to protect our technology might not prevent the misappropriation of such technology.

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


We Must Carefully Manage Our Future Growth.

     Growth in our sales or continued expansion in the scope of our operations could strain our current management, financial, manufacturing and other resources and may require us to implement and improve a variety of operating, financial and other systems, procedures and controls. Specifically we have experienced strain in our financial and order management system, as a result of our acquisitions. We are expanding our sales, accounting, manufacturing, and other information systems to meet these challenges. These systems, procedures or controls may not be adequate to support our operations and may not be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in a timely and efficient manner could harm our growth strategy and adversely affect our financial condition and ability to achieve our business objectives.



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


We May Encounter Problems Associated With International Operations and Sales.

     Our customers are located throughout the world. Sales to unaffiliated customers in foreign locations represented approximately 49% of our revenues in our fiscal year 2002, 50% in our fiscal year 2001 and 52% in our fiscal year 2000. In addition, we have significant international operations, including manufacturing facilities, sales personnel and customer support operations. Our international sales organization contains offices in 21 foreign countries. Our international manufacturing facilities are in Sweden and Germany, and we have a regional fulfillment center in the Netherlands. Our international presence exposes us to risks not faced by wholly domestic companies. Specifically, we have experienced issues relating to integration of foreign operations, greater difficulty in accounts receivable collection, longer payment cycles and currency fluctuations. Additionally, we face the following risks, among others:

o    unexpected changes in regulatory requirements;

o    tariffs and other trade barriers;

o political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities;

o    difficulties in staffing and management;

o language and cultural barriers; seasonal reductions in business activities in the summer months in Europe and some other countries;

o    war and acts of terrorism; and

o    potentially adverse tax consequences.


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


We are exposed to fluctuations in Currency Exchange Rates.

     A significant portion of our business is conducted outside the United States, and as such, we face exposure to adverse movements in non-U.S. currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Compared to fiscal 2001, in fiscal 2002, the US currency has weakened against other currencies.

     Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. Our attempts to hedge against these risks may not be successful resulting in an adverse impact on our net income.

     The affect of the movement in foreign exchange rates has been reflected in the Cumulative Translation Adjustment included in the Accumulative Other Comprehensive Loss under Shareholders' Equity on our Consolidated Balance Sheet Statement located in this Report.


We Are Subject to the Impact of Governmental and Other Similar Certifications.

     We market certain products that are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results. Also, our products that use integrated radio communication technology require an end-user to obtain licensing from the Federal Communications Commission (FCC) for frequency-band usage. These are secondary licenses that are subject to certain restrictions. During the fourth quarter of 1998, the FCC temporarily suspended the issuance of licenses for certain of our real-time kinematics products because of interference with certain other users of similar radio frequencies. An inability or delay in obtaining such certifications or changes to the rules by the FCC could adversely affect our ability to bring our products to market, which could harm our customer relationships and have a material adverse effect on our business.


Our Stock Price May Be Volatile.

     The price of our common stock can be expected to fluctuate substantially as it has in the past. The price could react to actual or anticipated quarterly variations in results of operations, announcements of technological innovations or new products by us or our competitors, developments related to patents or other intellectual property rights, developments in our relationship with customers, suppliers, or strategic partners and other events or factors. In addition, any shortfall or changes in revenue, gross margins, earnings, or other financial results from analysts' expectations could cause the price of our common stock to fluctuate significantly. Additionally, macro-economic factors as well as market climate for the high-technology sector could also impact the trading price of our stock.


Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. We do not use derivative financial instruments for speculative or trading purposes. All financial instruments are used in accordance with policies approved by our board of directors.

Market Interest Rate Risk

     We are exposed to market risk due to the possibility of changing interest rates under our senior secured credit facilities. Our credit facilities are comprised of a U.S. dollar-only revolver, a multi-currency revolver both expiring April 7, 2004, and a five-year term loan expiring July 14, 2004. Borrowings under the credit facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on our leverage ratio. As of January 3, 2003, our senior debt to EBITDA (senior leverage ratio) was approximately 1.41. At this leverage ratio our pricing on the Credit Facility is LIBOR plus 125 basis points. The U.S. dollar and the multi-currency revolvers run through April 2004 and have outstanding principal balances at January 3, 2003 of $25.0 million and $10.0 million, respectively. As of January 3, 2003, we have borrowed from the Multi-Currency revolver in U.S. currency only. The term loan expires on July 14, 2004 and has an outstanding principal balance of $32.6 million at January 3, 2003. The three-month LIBOR effective rate at January 3, 2003 was 1.38%. A hypothetical 10% increase in three-month LIBOR rates could result in approximately $93,000 annual increase in interest expense on the existing principal balances.

     In addition, we have a $1.8 million promissory note, of which $110,000 was classified as a current liability at the end of fiscal 2002. The note is payable in monthly installments, bearing a variable interest rate of 5.4% as of January 3, 2003. A hypothetical 10% increase in interest rates would not have a material impact on the results of our operations.

     * The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.


Foreign Currency Exchange Rate Risk

     We transact business in various foreign currencies and hedges identified risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the hedge contracts. These hedge instruments are marked to market through earnings every period. From time to time, we may also utilize forward foreign exchange contracts designated as cash flow hedges of operational exposures represented by firm backlog orders to specific accounts over a specific period of time. We record changes in the fair value of cash flow hedges in accumulated, other comprehensive income (loss), until the firm backlog transaction ships. Upon recognition of revenue, we reclassify the gain or loss on the cash flow hedge to the statement of operations. For the fiscal year ended January 3, 2003, we recorded a gain of $57,000 reflecting the net change and ending balance in relation to a firm backlog hedge. The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flow from the forecasted transactions. All forward contracts have maturity of less than 12 months.

     * We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

     The following table provides information about our foreign exchange forward contracts outstanding as of January 3, 2003:



                       Foreign Currency  Contract Value      Fair Value in
                            Amount            USD                 USD
Currency   Buy/Sell     (in thousands)   (in thousands)     (in thousands)

  CAD        Sell           1,630        $     1,033         $    1,039
  MXN        Sell           5,000                469                475
  JPY        Sell         751,668              6,259              6,302
  EUR        Buy          (6,200)            (6,348)            (6,024)
  EUR        Sell          14,939             14,652             15,534
  NZD        Buy          (2,017)              (967)            (1,060)
  SEK        Buy        (158,572)           (17,099)           (17,988)
  SEK        Sell          19,836              2,126              2,144
                                         $       125          $     422
                                         ===========          =========

     The following table provides information about our foreign exchange forward contracts outstanding as of December 28, 2001:

                          Foreign Currency     Contract Value     Fair Value in
                               Amount               USD                USD
Currency      Buy/Sell     (in thousands)      (in thousands)    (in thousands)
  EURO          Sell             3,769          $    3,365        $    3,332
  EURO          Buy              (800)               (716)             (712)
STERLING        Buy              (298)               (423)             (433)
  YEN           Sell           225,000               1,903             1,714
  YEN           Buy           (44,000)               (363)             (335)
                                                $    3,766        $    3,566
                                                ==========        ==========

                             TRIMBLE NAVIGATION LTD
                          INDEX TO FINANCIAL STATEMENTS


                                                                                      Page in this
                                                                                      Annual Report
                                                                                      on Form 10-K
Consolidated Balance Sheets at January 3, 2003 and December 28, 2001                     56

Consolidated Statements of Operations for each of the three fiscal years
in the period ended January 3, 2003                                                      57

Consolidated Statement of Shareholders' Equity for the three fiscal years
in the period ended January 3, 2003                                                      58

Consolidated Statements of Cash Flows for each of the three fiscal years
in the period ended January 3, 2003                                                      59

Notes to Consolidated Financial Statements                                               60-92

Report of Ernst & Young LLP, Independent Auditors                                        93



Item 8.           Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

                                                                      January 3,       December 28,
As at                                                                    2003              2001
--------------------------------------------------------------------- -------------- ------------------
(in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                           $     28,679      $   31,078
    Accounts receivable, less allowance for doubtful accounts of
       $9,900 and $8,540, respectively                                       79,645          71,680
   Inventories, net                                                          61,144          51,810
   Other current assets                                                       8,477           6,536
                                                                              -----           -----
Total current assets                                                        177,945         161,104
Property and equipment, at cost less accumulated depreciation                22,037          27,542
Goodwill, less accumulated amortization                                     205,933         120,052
Other intangible assets, less accumulated amortization                       23,238         100,252
Deferred income taxes                                                           417             383
Other assets                                                                 12,086          10,062
                                                                             ------          ------
Total non-current assets                                                    263,711         258,291
                                                                            -------         -------
Total assets                                                           $    441,656      $  419,395
                                                                       ============      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank and other short-term borrowings                                $      6,556      $   40,025
   Current portion of long-term debt                                         24,104          23,443
   Accounts payable                                                          30,669          21,494
   Accrued compensation and benefits                                         17,728          13,786
   Accrued liabilities                                                       21,000          28,822
   Accrued warranty expense                                                   6,394           6,827
   Income taxes payable                                                       6,450           7,403
                                                                              -----           -----
Total current liabilities                                                   112,901         141,800

Non-current portion of long-term debt                                       107,865         127,097
Deferred gain on joint venture                                               10,792               -
Deferred income tax                                                           2,561           7,347
Other non-current liabilities                                                 6,186           4,662
                                                                              -----           -----
Total liabilities                                                           240,305         280,906
                                                                            -------         -------
Commitments and Contingencies
Shareholders' equity:
   Preferred stock no par value; 3,000 shares authorized; none
       outstanding                                                               --              --
   Common stock, no par value; 40,000 shares authorized;
        29,309, and 26,862 shares outstanding, respectively                 225,872         191,224
   Accumulated deficit                                                     (23,495)        (33,819)
   Accumulated other comprehensive loss                                     (1,026)        (18,916)
                                                                            ------         -------
Total shareholders' equity                                                  201,351         138,489
                                                                            -------         -------
Total liabilities and shareholders' equity                             $    441,656      $  419,395
                                                                       ============      ==========

     *See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       January 3,      December 28,      December 29,
Fiscal Years Ended                                        2003             2001              2000
---------------------------------------------------- ---------------- ---------------- ------------------
(In thousands, except per share data)
Revenue                                                   $  466,602       $  475,292         $  369,798
Cost of revenue                                              232,170          238,057            173,237
                                                             -------          -------            -------
Gross margin                                                 234,432          237,235            196,561
Operating expenses
   Research and development                                   61,232           62,881             46,520
   Sales and marketing                                        89,344          103,778             79,901
   General and administrative                                 40,634           37,407             30,514
   Restructuring charges                                       1,099            3,599                 --
   Amortization of goodwill and other purchased
      intangible assets                                        8,300           29,389             13,407
                                                               -----           ------             ------
Total operating expenses                                     200,609          237,054            170,342
                                                             -------          -------            -------
Operating income from continuing
     operations                                               33,823              181             26,219
Non-operating income (expense), net
   Interest income                                               659            1,118              4,478
   Interest expense                                         (14,710)         (22,224)           (14,438)
   Foreign exchange loss                                       (823)            (237)              (376)
   Expenses for affiliated operations, net                   (3,954)               --                 --
   Other expense                                             (1,171)            (430)              (123)
                                                             -------            -----              -----
Total non-operating expense, net                            (19,999)         (21,773)           (10,459)
Income (loss) before income taxes from
     continuing operations                                    13,824         (21,592)             15,760
Income tax provision                                           3,500            1,900              1,575
                                                               -----            -----              -----
Net income (loss) from continuing operations                  10,324         (23,492)             14,185
Gain on disposal of discontinued
      operations (net of tax)                                     --              613                 --
                                                                                  ---
Net income (loss)                                          $  10,324      $  (22,879)         $   14,185
                                                           =========      ===========         ==========
Basic earnings (loss) per share from
      continuing operations                                 $   0.36       $   (0.95)          $    0.60
Basic earnings per share from
      discontinued operations                                     --             0.02                 --
                                                            =========      ===========         ==========
Basic earnings (loss) per share                             $   0.36       $   (0.93)          $    0.60
                                                            =========      ===========         ==========
Shares used in calculating basic
       earnings per share                                     28,573           24,727             23,601
Diluted earnings (loss) per share from
       continuing operations                                $   0.36       $   (0.95)          $    0.55
Diluted earnings per share from
       discontinued operations                                    --             0.02                 --
                                                            ========       ==========          =========
Diluted earnings (loss) per share                           $   0.36       $   (0.93)          $    0.55
                                                            ========       =========           =========
Shares used in calculating diluted
      earnings per share                                      29,052           24,727             25,976


     *See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                  Common stock
                                  and warrants
                            -------------------------

                                                                                            Accumulative
                                                                              Retained          Other            Total
                                                                              earnings       Comprehensive   Shareholders'
                                                    Shares      Amount       (deficit)      Income/(loss)       Equity
-------------------------------------------------- ---------- ------------ --------------- ---------------- ----------------
(In thousands)
Balance at January 1, 2000                            22,742     $126,962       $(25,125)         $(1,041)         $100,796

Components of comprehensive income (loss):
    Net income                                                                     14,185                            14,185
    Unrealized gain on short-term investments                                                          123              123
    Foreign currency translation adjustments                                                       (8,045)          (8,045)
                                                                                                                     ------
Comprehensive income                                                                                                  6,263
Subtotal                                                                                                            107,059
                                                                                                                    -------
Issuance of stock under employee plans and
    exercise of warrants                                 843       12,043                                            12,043
Issuance of stock for acquisition                        577       14,995                                            14,995
Issuance of warrants                                      --          846                                               846
                                                         ---          ---            ---              ---               ---

Balance at December 29, 2000                          24,162      154,846        (10,940)          (8,963)          134,943

Components of comprehensive income (loss):
    Net loss                                                                     (22,879)                          (22,879)
    Loss on interest rate swap                                                                       (203)            (203)
    Unrealized gain on investments                                                                      16               16
    Foreign currency translation adjustments                                                       (9,766)          (9,766)
                                                                                                                     ------
Comprehensive loss                                                                                                 (32,832)
                                                                                                                    -------
Subtotal                                                                                                            102,111
                                                                                                                    -------
Issuance of stock under employee plans and
    exercise of warrants                                 917       11,344                                            11,344
Issuance of stock in private placement                 1,783       25,034                                            25,034
Balance at December 28, 2001                          26,862     $191,224      $ (33,819)        $(18,916)        $ 138,489
                                                      ------     --------      ----------         --------        ---------
Components of comprehensive income (loss):
    Net income                                                                     10,324                            10,324
    Gain on interest rate swap                                                                         210              210
    Unrealized loss on investments                                                                    (17)             (17)
    Foreign currency translation adjustments                                                        17,697           17,697
                                                                                                                     ------
Comprehensive income                                                                                                 28,214
                                                                                                                     ------
Subtotal                                                                                                            166,703
                                                                                                                    -------
Issuance of stock for                                    793       12,033                                            12,033
acquisition
Issuance of stock under employee plans                   374        4,091                                             4,091
Issuance of warrants                                                1,528                                             1,528
Issuance of stock in private placement                 1,280       16,996                                            16,996
                                                       -----       ------                                            ------
Balance at January 3, 2003                            29,309     $225,872      $ (23,495)         $(1,026)        $ 201,351
                                                      ======     ========      ==========         ========        =========

     *See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             January 3,       December 28,      December 29,
Fiscal Years Ended                                              2003              2001              2000
--------------------------------------------------------- ----------------- ----------------- -----------------
(In thousands)
Cash flow from operating activities:
   Net income (loss)                                         $  10,324        $ (22,879)          $  14,185
Adjustments to reconcile net income (loss) to cash
   flows provided by operating activities:
   Depreciation expense                                          9,850            11,218              9,139
   Amortization expense                                          9,168            30,306             14,337
   Provision for doubtful accounts                               5,443             5,077              1,198
   (Gain) loss on sale of fixed assets                             423             (135)                 --
   Amortization of deferred gain                               (1,061)           (1,584)            (2,555)
   Amortization of debt issuance cost                            1,197               960                440
   Deferred income taxes                                         1,464             (887)              (908)
   Other                                                           193             (508)            (2,505)
Decrease (increase) in assets:
   Accounts receivable, net                                   (10,615)             6,842            (7,289)
   Inventories                                                 (7,649)             7,442            (5,994)
   Other current and non-current assets                        (3,920)             2,393            (3,743)
   Effect of foreign currency translation adjustment             3,218           (4,538)            (1,116)
Increase (decrease) in liabilities:
   Accounts payable                                              8,593           (4,954)             7,554
   Accrued compensation and benefits                             3,452           (3,112)            (6,362)
   Deferred gain on joint venture                               10,792                --                 --
   Accrued liabilities                                         (4,823)           (2,946)              5,595
   Income taxes payable                                          (953)             2,398            (2,141)
                                                                 ----              -----            -------
Net cash provided by operating activities                       35,096            25,093            19,835
                                                                ------            ------            -------
Cash flow from investing activities:
   Acquisition of property and equipment                       (7,157)           (7,254)            (7,555)
   Proceeds from sale of assets                                  1,407             1,177                 --
   Acquisitions, net of cash acquired                            1,718           (4,430)          (211,488)
   Costs of capitalized patents                                (1,734)             (934)              (900)
   Purchase of short-term investments                               --                --            (6,423)
   Maturities/sales of short-term investments                       --                --             59,186
                                                                ------            ------            -------
Net cash used by investing activities                          (5,766)          (11,441)          (167,180)
                                                                ======           =======           ========
Cash flow from financing activities:
   Issuance of common stock and warrants                        21,393            36,378             12,043
   (Payment)/collection of notes receivable                    (1,082)               872                196
   Proceeds from long-term debt and revolving credit
       lines                                                    18,000            30,062            162,000
   Payments on long-term debt and revolving credit
       lines                                                  (70,040)          (90,762)           (35,282)
                                                              --------          --------            -------
Net cash provided (used) by financing activities              (31,729)          (23,450)            138,957
                                                              --------          --------            -------
Decrease in cash and cash equivalents                          (2,399)           (9,798)            (8,388)
Cash and cash equivalents, beginning of period                  31,078            40,876             49,264
                                                                ------            ------             ------
Cash and cash equivalents, end of period                     $  28,679        $   31,078        $    40,876
                                                             =========        ==========        ===========

     *See accompanying Notes to the Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies:


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Due to the inherent nature of those estimates, actual results could differ from expectations.


Basis of Presentation

     Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2002 was January 3, 2003. Fiscal 2002 was a
53-week year and as a result, the Company has included an extra week of revenues, costs and related financial activities.

     Therefore, the financial results of those fiscal years (as this fiscal year
2002) having the extra week will not be exactly comparable to the prior and subsequent 52-week fiscal years. Fiscal years 2001 and 2000 were both comprised of 52 weeks.

     The consolidated financial statements include the results of Trimble and its subsidiaries. Inter-company accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the current year presentation. Accrued interest expense and Deferred gain on sale of assets have been reclassified to Accrued liability in the Consolidated Balance Sheet at December 28, 2001. Certain previously allocated corporate charges to the Portfolio Technologies business segment have been reclassified to unallocated corporate charges in fiscal 2001 and fiscal 2000 to conform to current year presentation.


Foreign Currency

     Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Local currencies are considered to be the functional currencies for the Company's non-U.S. subsidiaries. Translation adjustments are included in shareholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive income
(loss)." Foreign currency transaction gains and losses are included in results of operations as incurred, and have not been significant to the Company's operating results in any fiscal year presented. The effect of foreign currency rate changes on cash and cash equivalents is not material.


Cash and Cash Equivalents

        Cash and cash equivalents include all cash and highly liquid investments with insignificant interest rate risk and original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.


Concentration of Risk

     In entering into forward foreign exchange contracts, Trimble has assumed the risk that might arise from the possible inability of counter-parties to meet the terms of their contracts. The counter-parties to these contracts are major multinational investment and commercial banks, and the Company does not expect any losses as a result of counter-party defaults (see Note 6 of the Notes to the Consolidated Financial Statements). The Company is also exposed to credit risk in the Company's trade receivables, which are derived from sales to end-user customers in diversified industries as well as various resellers. Trimble performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral.

     With the selection of Solectron Corporation in August 1999 as an exclusive manufacturing partner for many of its GPS products, Trimble became substantially dependent upon a sole supplier for the manufacture of many of its products. In addition, the Company relies on sole suppliers for a number of its critical components.

     Many of Trimble's products use GPS as the positioning technology. GPS is a system of 24 orbiting satellites established and funded by the U.S. Government, which has been fully operational since March 1995. A significant reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, the U.S. Government may not remain committed to the operation and maintenance of GPS satellites over a long period, and the policy of the U.S. Government for the use of GPS without charge may change.


Allowance for Doubtful Accounts

     Trimble maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

     Trimble evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations to the Company, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount Trimble believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company's recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. The expenses recorded for doubtful accounts were approximately $5.4 million in fiscal 2002, $5.1 million in fiscal 2001, and $1.2 million in fiscal 2000.


Inventories

     Inventories are stated at the lower of standard cost or market (net realizable value). Standard costs approximate average actual costs. The Company uses a standard cost accounting system to value inventory and these standards are reviewed at a minimum of once a year and multiple times a year in the most active manufacturing plants. The Company provides for the inventory value for estimated excess and obsolete inventory, based on management's assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.


Intangible and Non-Current Assets

     Intangible assets include goodwill, assembled workforce, distribution channels, patents, licenses, technology, and trademarks, which are capitalized at cost. Intangible assets with definite lives are amortized on the straight-line basis. Useful lives generally range from 2 to 10 years, with weighted average useful life of 5.5 years. Prior to January 1, 2002, goodwill was amortized over 20 years, except for goodwill from the Grid Data purchase, which was amortized over 5 years.

     If facts and circumstances indicate that the goodwill, other intangible assets or property and equipment may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write down to fair market value or discounted cash flow value is required. Trimble performed an impairment test of goodwill upon transition to FAS No. 142 on January 1, 2002, and an annual impairment test on September 30, 2002, and found no impairment. Trimble will continue to evaluate its goodwill for impairment on an annual basis at the end of each fiscal third quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

     Trimble  adopted SFAS No. 142 on January 1, 2002. As a result,  goodwill is
no  longer   amortized  and  intangible   assets  with  indefinite   lives  were
reclassified to goodwill.


Revenue Recognition

     Trimble's revenues are recorded in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." The Company requires the following: (i) execution of a written customer order, (ii) delivery of the product, (iii) fee is fixed or determinable, and (iv) collectibility of the proceeds is probable. The Company recognizes revenue from product sales when the products are shipped to the customer, title has transferred, and no significant obligations remain. Trimble defers revenue if there is uncertainty about customer acceptance. Deferred revenue is included in accrued liabilities on the consolidated balance sheet. Trimble reduces product revenue for estimated customer returns, and any discount, which may occur under programs it has with its customers and partners.

     The Company's shipment terms are either FOB shipping point or FCA shipping point. FOB (Free on Board) - shipping point term means that the seller fulfills the obligation to deliver when the goods have passed over the ship's rail at the named port of shipment. This means that the buyer has to bear all costs and risks of loss of or damage to the goods from that point. The FOB term requires the seller to clear the goods for export. FCA (Free Carrier) shipping point term means that the seller fulfills the obligation to deliver when the goods are handed over, cleared for export, and into the charge of the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, the seller may choose within the place or range stipulated where the carrier shall take the goods into carrier's charge.

     The Company's shipment terms for domestic orders are typically FOB shipping point. International orders fulfilled from the European distribution center are typically shipped FCA shipping point. Other international orders are shipped FOB destination, and accordingly these international orders are not recognized as revenue until the product is delivered and title has transferred.

     Revenues from purchased extended warranty and support agreements are deferred and recognized ratably over the term of the warranty/support period. Substantially all technology licenses and research revenue have consisted of initial license fees and royalties, which were recognized when earned, provided the Company has no remaining obligations.

     Sales to distributors and resellers are recognized upon shipment providing that there is evidence of the arrangement through a distribution agreement or purchase order, title has transferred, no remaining performance obligations exist, the price and terms of the sale are fixed, and collection is probable. Distributors and resellers do not have a right of return.

     Software arrangements consist of a license fee and post contract customer support (PCS). Trimble has established vendor specific objective evidence (VSOE) of fair value for its PCS contracts based on the price of the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method, under which revenue is primarily recognized when the software has been delivered and there are no remaining obligations. Revenue from PCS is recognized ratably over the period of the PCS agreement.


Support and Warranty

     The warranty periods for the Company's products are generally between one and three years from date of shipment. Selected military programs may require extended warranty periods, and certain products sold by Trimble's TDS business have a 90-day warranty period. Trimble supports its GPS products through a circuit board replacement program from locations in the United Kingdom, Germany, Japan, and the United States. The repair and calibration of Trimble's non-GPS products are available from company-owned or authorized facilities. The Company reimburses dealers and distributors for all authorized warranty repairs they perform.

     While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.

     Changes in the Company's product warranty liability during the 12 months, ended January 3, 2003 are as follows:

                                                  (in thousands)
                                                 -----------------
                 Balance at December 28, 2001        $6,827
                 Warranties accrued                   2,821
                 Warranty claims                    (3,254)
                 Balance at January 3, 2003          $6,394


The Company's warranty liability is classified as accrued warranty in the accompanying balance sheet.


Guarantees, Including Indirect Guarantees of Indebtedness of Others

     In November of 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued including a roll-forward of the entity's product warranty liabilities. Trimble will apply the recognition provisions of FIN No. 45 prospectively to guarantees issued after December 31, 2002.


Advertising Costs

     Trimble's expenses advertising costs as incurred. Advertising expenses were approximately $6.3 million, $6.8 million, and $7.9 million in fiscal 2002, 2001, and 2000, respectively.


Research and Development Costs

     Research and development costs are charged to expense when incurred. Trimble received third party funding of approximately $5.3 million, $4.1 million, and $4.8 million in fiscal 2002, 2001, and 2000, respectively. Trimble offsets research and development expenses with any third party funding received.

         The Company retains the rights to any technology developed.



Stock Compensation

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and "Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," Trimble applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, the Company does not recognize compensation cost for stock options granted at fair market value. Note 14 of the Notes to the Consolidated Financial Statements describes the plans operated by Trimble.

     In December of 2002, the Financial Accounting Standards Board issued SFAS No. 148, which amends SFAS No. 123, to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, and the estimated fair value of purchases under the employee stock purchase plan is expensed in the year of purchase as well as the stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards. The effects on pro forma disclosure of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosure of future years.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan using the fair value method of SFAS No.123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2002, 2001, and 2000:

                                         January 3,  December 28,   December 29,
                                            2003         2001           2000
                                        ----------- -------------  -------------
Expected dividend yield                       -            -               -
Expected stock price volatility          52.70%       69.59%          66.41%
Risk free interest rate                   3.13%        4.15%           6.21%
Expected life of options after vesting     1.18         1.20            1.22

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

         Trimble's pro forma information is as follows:


                                                       January 3,   December 28,   December 29,
Fiscal Years Ended                                        2003          2001           2000
--------------------------------------------------- -------------- --------------- -------------
(dollars in thousands)
Net income (loss) - as reported                        $10,324      $ (22,879)         $14,185
Stock-based employee compensation expense
   determined under fair value method based for         11,641          12,718           8,287
   all awards, net of related tax effects
Net earnings (loss) - pro forma                        (1,317)        (35,597)           5,898
Basic earnings (loss) per share - as reported             0.36          (0.93)            0.60
Basic earnings (loss) per share - pro forma             (0.05)          (1.44)            0.25

Diluted earnings (loss) per share - as reported           0.36          (0.93)            0.55

Diluted earnings (loss) per share - pro forma           (0.05)          (1.44)            0.23


Depreciation

     Depreciation of property and equipment owned or under capitalized leases is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms. Useful lives include a range from two to four years for machinery and equipment, four to five years for furniture and fixtures, and four to five years for leasehold improvements.


Income Taxes

     Income taxes are accounted for under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not, that such assets will not be realized.


Earnings (Loss) Per Share

     Number of shares used in calculation of basic earnings per share represents the weighted average common shares outstanding during the period and excludes any dilutive effects of options, warrants, and convertible securities. The dilutive effects of options, warrants, and convertible securities are included in diluted earnings per share.



New Accounting Standards

     Trimble adopted SFAS No. 144, at the beginning of fiscal 2002. The effect of adopting SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

     Trimble adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets , at the beginning of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 significantly reduced amortization expense of purchased intangibles and goodwill to approximately $8.3 million for the fiscal year 2002 from $29.4 million in the prior year. The Company reclassified identifiable intangible assets with indefinite lives with net book value of $73.6 million, as defined by SFAS No. 142, to goodwill at the date of adoption. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. No impairment charge resulted from the impairment tests.


     In October of 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets," which amends accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations.

     In July of 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

     In November of 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. Trimble will apply the recognition provisions of FIN No. 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN No. 45 are effective for financial statements of Trimble's fiscal year 2002.

     In November of 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Trimble is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

     In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of FIN No. 46, however, it does not believe as at January 3, 2003, that the Company has any investment in variable interest entities.

Note 2 - Acquisitions:

     The following is a summary of acquisitions made by Trimble during fiscal 2002, 2001, and 2000, all of which were accounted for as purchases:

Acquisition              Primary Service or Product                   Acquisition Date
------------------------ -------------------------------------------- -----------------
Spectra Precision Group  Optical and laser products                   July 14, 2000
Tripod Data Systems      Software for data collection applications    November 14, 2000
Grid Data                Wireless Application Service Provider        April 2, 2001
LeveLite Technology      Low-end construction instrument products     August 15, 2002


     The consolidated financial statements include the results of operations of acquired companies commencing on the date of acquisition. The total purchase consideration for each of the above acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The Grid Data transaction was an asset purchase.




Allocation of Purchase Consideration

     The following is a summary of purchase price, acquisition costs and purchase price allocation of the Spectra Precision Group, Tripod Data Systems, Grid Data, and LeveLite acquisitions:

                                                    Spectra         Tripod Data                        LeveLite
                                                Precision Group       Systems         Grid Data       Technology
                                                ----------------- ----------------- --------------- ----------------
(In thousands)
Purchase price                                   $292,700             $14,995          $8,248           $6,031
Acquisition costs                                   7,719                 391              50              144
Restructuring costs                                 7,851                   -               -              555
                                                    -----                                                  ---
   Total purchase price                          $308,270             $15,386          $8,298           $6,730
                                                 ========             =======          ======           ======
Purchase Price Allocation:
    Fair value of tangible net assets acquired     65,913               4,261           (141)            6,115
    Deferred tax                                  (9,138)                   -               -                -
    Identified intangible assets:
      Distribution Channel                         78,600                   -               -                -
      Existing Technology                          25,200                   -               -                -
      Assembled Workforce                          18,300                   -               -                -
      Trade names, trade marks, patents, and
         other intellectual properties             10,800                   -               -                -
    Goodwill                                      118,595              11,125           8,439              615
                                                  -------              ------           -----              ---
                      Total                      $308,270             $15,386          $8,298           $6,730
                                                 ========             =======           =====            =====



Spectra Precision Group

     Spectra Precision, a group of wholly-owned businesses, formerly owned by Thermo Electron Corporation, collectively known as the "Spectra Precision Group," was acquired on July 14, 2000. The acquisition was completed for an aggregate purchase price, excluding acquisition and restructuring costs, of approximately $293.8 million. Subsequently, in March 2002, the purchase price was adjusted by $1.1 million as a result of the completion of final negotiations with Thermo Electron relating to certain assets and liabilities acquired. This adjustment subsequently decreased the purchase price to approximately $292.7 million and goodwill to approximately $118.6 million. The acquisition included 100% of the stock of Spectra Precision Inc., a Delaware corporation; Spectra Precision SRL, an Italian corporation; Spectra Physics Holdings GmbH, a German corporation; and Spectra Precision BV, a Netherlands corporation. The acquisition also included certain assets and liabilities of Spectra Precision AB, a Swedish corporation; including 100% of the shares of Spectra Precision SA, a French corporation; Spectra Precision Scandinavia AB, a Swedish corporation; Spectra Precision of Canada Ltd., a Canadian corporation; and Spectra Precision Handelsges GmbH, an Austrian corporation.


Spectra Precision Group Restructuring Activities

     At the time the Company acquired the Spectra Precision Group, the management formulated a restructuring plan and provided approximately $9.0 million for costs to close certain duplicative office facilities, combine operations including redundant domestic and foreign legal entities, reduce workforce in overlapping areas, and relocate certain employees. These costs were accrued for as part of the allocation of the purchase price. Included in the total cost was approximately $2.7 million related to the discontinuance of overlapping product lines, which was included in the accrual for excess and obsolete inventory. The facility consolidation and employee relocations resulted primarily from combining certain office facilities and duplicative functions, including management functions, of the Spectra Precision Group.

     In fiscal 2002, the Company used approximately $1.9 million of the accrual, which consisted of $1.5 million for legal and tax consulting expenses relating to consolidation of legal entities and, $0.4 million for facilities and direct sales office closures. As of January 3, 2003, the accrual was fully utilized.

     In fiscal 2001, the Company had used approximately $3.3 million of the accrual, which consisted of $0.9 million for legal and tax consulting expenses relating to consolidation of legal entities, $1.3 million for severance expenses, $0.7 million for facilities and direct sales office closures, $0.3 million for an underfunded pension plan, and other costs of $0.1 million. The Company revised its final estimates for costs to complete the remaining planned activities and accordingly reduced its restructuring accrual by approximately $1.1 million, with a corresponding adjustment to goodwill, in the fourth quarter of fiscal 2001.


     The elements of the restructuring accrual, which are included in accrued liabilities in the balance sheet, are as follows:


                                Employee Severance   Facility Closure,    Total
                                  and Relocation   Legal and Tax Expense
(In thousands)

Total accrual                       $ 1,945           $  4,370           $ 6,315
Amounts paid                        (1,685)            (1,610)           (3,295)
Revision to estimates                 (260)              (812)           (1,072)
Balance as of December 28, 2001     $     -           $  1,948           $ 1,948
Amounts paid                              -            (1,948)           (1,948)
Balance as of January 3, 2003       $     -           $      -           $     -


Tripod Data Systems

     Tripod Data Systems, Inc., an Oregon corporation, was purchased on November 14, 2000 for an aggregate final purchase price of approximately $15.0 million. The purchase price consisted of 576,726 shares of Trimble's common stock valued at the average closing price for the five trading days preceding the closing date.


Grid Data, Inc.

     On April 2, 2001, Trimble acquired certain assets of Grid Data, an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, the purchase agreement provided for Trimble to make earn-out payments based upon the completion of certain business milestones. In June 2002, Trimble issued 268,352 in settlement of all earn-out payments, which resulted in additional goodwill of $4.8 million, with a final purchase price of approximately $8.3 million.


LeveLite Technology, Inc.

     On August 15, 2002, Trimble acquired LeveLite Technology, Inc. ("LeveLite"), a California corporation, for approximately $5.7 million. This strategic acquisition complements our entry-level construction instrument product line. The purchase price consisted of 437,084 shares of our common stock. The merger agreement provides for Trimble to make additional earn-out payments not to exceed $3.9 million (in common stock and cash payment) based on future revenues derived from existing product sales to a certain customer. On January 22, 2003, Trimble issued the first earn-out payment (stock and cash combination) with a fair market value of approximately $0.4 million, related to the earn-out for the quarter ended January 3, 2003. Also, if Trimble receives any proceeds from a pending litigation, a portion will be paid to the former shareholders of LeveLite. The additional payments, if earned, will result in additional goodwill.

Note 3 - Unaudited Pro Forma Information:

     The consolidated statements of operations of Trimble presented throughout this report include the operating results of the acquired companies from the date of the respective acquisitions. The following pro forma information for fiscal 2002, 2001, and 2000 presents net revenue, net loss from continuing operations, and net loss for each of these periods as if the transactions with Spectra Precision Group were consummated on January 1, 2000. The following pro forma information does not include Tripod Data Systems, Grid Data, and Levelite, as these acquisitions were not material to the Company. This unaudited pro forma data does not purport to represent the Company's actual results of operations had the Spectra Precision Group acquisition occurred on January 1, 2000, and should not serve as a forecast of the Company's operating results for any future periods.



                                                              January 3,     December 28,     December 29,
Fiscal Years Ended                                               2003            2001             2000
----------------------------------------------------------- --------------- ---------------- ----------------
(In thousands, except for per share amounts)
Net revenue                                                     $  466,602       $  475,292       $  491,436
Net income (loss) from continuing operations                        10,324         (23,492)          (1,920)
Net income (loss)                                                   10,324         (22,879)          (1,920)
Basic earnings (loss) per share from                            $     0.36       $   (0.95)       $   (0.08)
continuing operations
Basic earnings per share from discontinued
   Operations                                                           --             0.02               --
                                                                ----------       ----------       ----------
Basic earnings (loss) per share                                 $     0.36       $   (0.93)       $   (0.08)
                                                                ----------       ----------        ----------
Diluted earnings (loss) per share from continuing               $     0.36       $   (0.95)       $   (0.08)
   Operations
Diluted earnings per share from discontinued
   Operations                                                           --             0.02               --
                                                                 ----------       ---------        ---------
Diluted earnings (loss) per share                                 $   0.36       $   (0.93)       $   (0.08)
                                                                 ----------       ---------        ---------

Note 4 - Goodwill and Intangible Assets:

Goodwill and purchased intangible assets consisted of the following:

                                                      January 3,    December 28,
                                                         2003            2001
(In thousands) Intangible assets:
  Intangible assets with indefinite life:
      Distribution channel                            $        -       $ 73,363
      Assembled workforce                                      -         17,773
                                                          ------         ------
  Total intangible assets with indefinite life                 -         91,136
  Intangible assets with definite life:
     Existing technology                                  25,986         23,907
     Trade names, trademarks, patents, and
      other intellectual properties                       21,594         18,394
                                                          ------         ------
Total intangible assets with definite life                47,580         42,301
                                                          ------         ------
Total intangible assets                                   47,580       $133,437
Less accumulated amortization                            (24,342)      (33,185)
                                                         -------       -------
Total net intangible assets                          $    23,238       $100,252
                                                     ===========       ========
Goodwill:
    Goodwill, Spectra Precision acquisition*             185,277        116,001
    Goodwill, other acquisitions*                         20,656         14,710
                                                          ------         ------
Total goodwill                                           205,933        130,711
Less accumulated amortization *                                -       (10,659)
                                                          ------        -------
Total net goodwill                                    $  205,933      $ 120,052
                                                      ==========      =========
--------------------------------------------------------------------------------


     * Goodwill as of January 3, 2003 includes assembled workforce and distribution channel amounts, which were reclassified to goodwill in accordance with SFAS 142. Also, January 3, 2003 amounts are shown net of accumulated depreciation from December 28, 2001.


     The intangible asset amortization expense as of January 3, 2003 for the five years following fiscal 2002 is projected as follows:

                        Year                (In thousands)
                        ----                --------------

                        2003                 $     7,126
                        2004                       7,084
                        2005                       5,327
                        2006                       1,892
                        2007                       1,116
                     Thereafter                      693
                                                     ---
                       Total                  $   23,238
                                              ==========



     Trimble  adopted SFAS No. 142 on January 1, 2002. As a result,  goodwill is
no  longer   amortized  and  intangible   assets  with  indefinite   lives  were
reclassified to goodwill.


     For  comparative  purposes,  the pro forma  adjusted  net  income per share
excluding   amortization  of  goodwill,   distribution  channel,  and  assembled
workforce is as follows:

                                                             January 3,       December 28,     December 29,
                                                                2003              2001             2000
                                                                ----              ----             ----
(in thousands)
Net income (loss)                                               $  10,324        $ (22,879)      $  14,185
  Add back SFAS 142 adjustments:
      Amortization of goodwill                                                        7,817          3,116
      Amortization of distribution channel                                           11,230          5,176
      Amortization of assembled workforce                                             1,834          1,225
Adjusted net income (loss)                                      $  10,324        $  (1,998)       $ 23,702
                                                                =========        ==========       ========
Weighted average shares outstanding
     Basic                                                         28,573            24,727         23,601
     Diluted                                                       29,052            24,727         25,976
Diluted net income (loss) per share                             $    0.36        $   (0.93)       $   0.55
                                                                ---------        ----------       --------
Pro forma adjusted diluted net income (loss) per share          $    0.36        $   (0.08)       $   0.92
                                                                =========        ==========       ========


Note 5 - Certain Balance Sheet Components:

         Inventories consisted of the following:

                                             January 3,        December 28,
                                                2003               2001
(in thousands)
Raw materials                             $   21,098           $   25,790
Work-in-process                                5,187                7,177
Finished goods                                34,859               18,843
                                              ------               ------
                                          $   61,144           $   51,810
                                          ==========           ==========


         Property and equipment consisted of the following:

                                              January 3,          December 28,
                                                 2003                 2001
(in thousands)
Machinery and equipment                      $  70,660            $  66,265
Furniture and fixtures                           6,538                6,367
Leasehold improvements                           6,451                5,882
Buildings                                        2,905                3,979
Land                                             1,391                1,657
                                                 -----                -----
                                                87,945               84,150
Less accumulated depreciation                 (65,908)             (56,608)
                                              --------             --------
                                             $  22,037            $  27,542
                                             =========            =========


Other current assets consisted of the following:

                                  January 3,             December 28,
                                     2003                    2001
(in thousands)
Notes receivable                $    1,685              $   2,130
Prepaid expenses                     5,495                  4,150
Other                                1,297                    256
                                     -----                    ---
                                $    8,477              $   6,536
                                ==========              =========



Other non-current assets consisted of the following:

                                          January 3,           December 28,
                                             2003                  2001
(in thousands)
Debt issuance costs, net                  $   2,493             $  3,046
Other investments                             1,381                2,737
Deposits                                      1,196                1,241
Demo inventory, net                           2,665                1,961
Receivables from employees                    1,223                  955
Other                                         3,128                  122
                                              -----                  ---
                                          $  12,086             $ 10,062
                                          =========             ========


Note 6 - Derivative Financial Instruments:

     Trimble transacts business in various foreign currencies and hedges identified risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. Trimble utilizes forward contracts to hedge certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the hedge contracts. These hedge instruments are marked to market through earnings every period. From time to time, Trimble may also utilize forward foreign exchange contracts designated as cash flow hedges of operational exposures represented by firm backlog orders to specific accounts over a specific period of time. Trimble records changes in the fair value of cash flow hedges in accumulated other comprehensive income (loss), until the firm backlog transaction ships. Upon recognition of revenue, the Company reclassifies the gain or loss on the cash flow hedge to the statement of operations. For the fiscal year ended January 3, 2003, Trimble recorded a gain of $57,000 reflecting the net change and ending balance in relation to a firm backlog hedge. The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flow from the forecasted transactions. All forward contracts have maturity of less than 12 months. As of January 3, 2003, the effect of all outstanding derivative instruments does not have a material impact on the Company's financial position or results of operations.

     In July 2002, Trimble expanded its worldwide hedging program to include inter-company transactions among the former Spectra Precision Group entities in order to minimize the impact of changes in foreign exchange rates on earnings. The forward foreign currency exchange contracts mature over the next twelve months. As of January 3, 2003, the effect of all outstanding derivative instruments does not have a material impact on the Company's financial position or results of operations.




Note 7 - Disposition of Line of Business and Assets:

Disposition of Line of Business:

     On March 6, 2001, the Company sold certain product lines of its Air Transport Systems to Honeywell Inc. for approximately $4.5 million in cash. Under the asset purchase agreement, Honeywell International, Inc. purchased product lines that included the HT 1000, HT 9000, HT 9100 and Trimble's TNL 8100. As part of this sale, during the third quarter of fiscal 2001, the Company also sold other product lines and discontinued its manufacturing operations in Austin, Texas. The Company also incurred severance costs of approximately $1.7 million, which are included in restructuring charges, related to the termination of employees associated with the product lines disposed of in fiscal 2001.

     At January 3, 2003, the Company had an accrual of approximately $1.1 million for related liabilities associated with the disposition of these product lines and the discontinuance of its manufacturing operations.


Note 8 - The Company, Industry Segment, Geographic, and Customer Information:

     Trimble is a designer and distributor of positioning products and applications enabled by GPS, optical, laser, and wireless communications technology. The Company designs and markets products, by delivering integrated information solutions such as collecting, analyzing, and displaying position data to its end-users. Trimble offers an integrated product line for diverse applications in its targeted markets.

     To achieve distribution, marketing, production, and technology advantages in Trimble's targeted markets, the Company manages its operations in the following five segments:

o Engineering and Construction - Consists of products currently used by survey and construction professionals in the field for positioning data collection, field computing, data management, and automated machine guidance and control. These products provide solutions for numerous construction applications including surveying, general construction, site preparation and excavation, road and runway construction, and underground construction.

o Field Solutions - Consists of products that provide solutions in a variety of agriculture and fixed asset applications, primarily in the areas of precise land leveling, machine guidance, yield monitoring, variable-rate applications of fertilizers and chemicals, and fixed asset data collection for a variety of governmental and private entities. This segment is an aggregation of the Mapping and GIS operation and the Agriculture operation. Trimble has aggregated these business operations under a single general manager in order to continue to leverage its research and development activities due to the similarities of products across the segment.

o Mobile Solutions - Consists of products that enable end-users to monitor and manage their mobile assets by communicating location-relevant information from the field to the office. Trimble offers a range of products that address a number of sectors of this market including truck fleets, security, telematics, and public safety vehicles.

o Component Technologies - Currently, Trimble markets its GPS component products through an extensive network of OEM relationships. These products include proprietary chipsets, modules, and a variety of intellectual property. The applications into which end-users currently incorporate the component products include: timing applications for synchronizing wireless and computer systems; in-vehicle navigation and telematics (tracking) systems; fleet management; security systems; data collection systems; and wireless handheld consumer products.

o Portfolio Technologies - The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of the total revenue. These markets include the operations of the Military and Advanced Systems business and Tripod Data Systems.


     In the first fiscal quarter of fiscal 2002, Trimble realigned two of its reportable segments and therefore the following table shows restated revenue and operating income by segment to reflect this realignment. The Agriculture segment was combined with the Mapping and GIS business to form Field Solutions. Mapping and GIS were previously part of Fleet and Asset Management. The Mobile Positioning business that was part of Fleet and Asset Management is now Mobile Solutions.

     The Company began breaking out Mobile Solutions as a separate reporting segment during the first quarter of 2002 to address the growing importance of the mobile asset management business and its impact on Trimble's profitability. At the same time, the Company combined its GIS and Agriculture businesses to create a new segment called Field Solutions in order to recognize the synergies and similar product requirements between the two businesses.

     Trimble evaluates each of these segment's performance and allocates resources based on profit and loss from operations before income taxes, and some corporate allocations.

     The accounting policies applied by each of the segments are the same as those used by Trimble in general.

     The following table presents revenues, operating income (loss), and identifiable assets for the five segments. The information includes the operations of Spectra Precision Group after July 14, 2000, Tripod Data Systems after November 14, 2000, Grid Data after April 2, 2001, and LeveLite Technology, Inc. after August 15, 2002. Operating income (loss) is net revenue less operating expenses, excluding general corporate expenses, goodwill amortization, restructuring charges, non-operating income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker views by segment are accounts receivable and inventory.


                                                               Fiscal Year Ended
                                                                 January 3, 2003
                                                                 (in thousands)
                             Engineering
                                 and         Field         Mobile       Component       Portfolio
                            Construction   Solutions      Solutions   Technologies    Technologies       Total
External net revenue          $ 305,490    $  67,259      $   8,486    $  59,755       $   25,612    $   466,602
Inter-segment net
     Revenue                      6,193            -              -            -          (6,193)              -
Operating income (loss)
   before corporate
   allocations                   54,931       12,395       (10,830)       11,290            5,072         72,858
Operating income (loss)       $  54,931    $  12,395      $(10,830)     $ 11,290       $    5,072     $   72,858

Assets:
Accounts receivable (2)       $  71,415    $  11,598      $   1,960     $ 11,276       $    4,025     $  100,274
Inventories                   $  44,905    $   7,337      $   1,986     $  2,853       $    4,063     $   61,144




                                                               Fiscal Year Ended
                                                               December 28, 2001
                                                                 (in thousands)
                             Engineering
                                and          Field          Mobile      Component       Portfolio
                            Construction   Solutions      Solutions   Technologies    Technologies       Total
External net revenue         $  303,944     $  68,519     $  13,791    $  58,083       $   30,955     $  475,292
Inter-segment net
    revenue                       2,080             -             -            -          (2,080)              -
Operating income (loss)
   before corporate
   allocations                   51,625        13,652       (8,966)       10,882            4,037         71,230
Operating income (loss)      $   51,625     $  13,652     $ (8,966)    $  10,882       $    4,037      $  71,230

Assets:
Accounts receivable (2)      $   62,471     $  10,191     $   4,274    $   7,392       $    7,249      $  91,577
Inventories                  $   36,896     $   4,639     $   1,992    $   2,490       $    5,463      $  51,480



                                                                Fiscal Year Ended
                                                                December 29, 2000
                                                                  (in thousands)

                              Engineering      Field         Mobile     Component       Portfolio
                                  and        Solutions     Solutions   Technologies    Technologies       Total
                             Construction

External net revenue          $ 195,150      $ 70,652     $  20,471    $  60,230       $   23,295     $  369,798
Operating income (loss)
   before corporate
   allocations                   43,937        19,834         (369)       14,850              965         79,217
Corporate allocations (1)
                               (15,120)        (8,112)      (2,844)      (4,788)          (2,687)       (33,551)
Operating income (loss)       $  28,817     $  11,722     $ (3,213)    $  10,062       $  (1,722)     $   45,666
Assets:
Accounts receivable (2)       $  58,693     $  12,439     $   4,374    $  11,892       $    8,522     $   95,920
Inventories                   $  39,146     $   4,416     $   3,133    $   2,360       $    8,074     $   57,129



(1) In fiscal 2002 and 2001, Trimble did not allocate corporate expenses to its individual business segments. In fiscal 2000, the Company determined the amount of corporate allocations charged to each of its segments based on a percentage of the segments' monthly revenue, gross profit, and controllable spending (research and development, sales and marketing, and general and administrative).

(2) As presented, accounts receivable excludes cash received in advance and allowances for doubtful accounts, which are not allocated between segments.

     The following are reconciliations corresponding to totals in the accompanying consolidated financial statements:


                                                     January 3,      December 28,    December 29,
Fiscal Years Ended                                      2003            2001            2000
---------------------------------------------    ---------------- --------------- ----------------
(in thousands)
Operating income from continuing operations:
   Total for reportable divisions                    $  72,858       $  71,230      $    45,666
   Unallocated corporate expenses

                                                      (39,035)        (71,049)         (19,447)
                                                      --------        --------         --------
 Operating income from continuing operations         $  33,823       $     181      $    26,219
                                                     =========       =========      ===========


                                                    January 3,     December 28,
                                                       2003            2001
                                                 --------------  ---------------
(in thousands)
Assets:
   Accounts receivable total for reportable
       segments                                     $  100,274        $  91,577
   Unallocated (1)                                    (20,629)         (19,897)
       Total                                        $   79,645        $  71,680
                                                    ==========        =========

   Inventory total for reportable segments          $   61,144        $  51,480
   Common inventory (2)
                                                             -              330
                                                             -              ---
       Total                                        $   61,144        $  51,810
                                                    ==========        =========


----------

(1) Includes cash in advance, other receivables, and accruals that are not allocated by segment.

(2) Consists of common inventory that can be used by multiple segments.


The following table presents revenues by product groups.

                               January 3,       December 28,     December 29,
Fiscal Years Ended                2003              2001            2000
---------------------------- ---------------   -------------   -------------
(in thousands)

GPS products                     $269,835        $274,439        $274,215
Laser and optical products        182,650         186,948          93,879
Other                              14,117          13,905           1,704
                                   ------          ------           -----
Total revenue                    $466,602        $475,292        $369,798
                                 ========        ========        ========

     The geographic distribution of Trimble's revenues and identifiable assets is summarized in the table below. Other foreign countries include Canada and countries within South and Central America. Identifiable assets indicated in the table below exclude inter-company receivables, investments in subsidiaries, goodwill, and intangibles assets.


                                                         Geographic Area
                                    -----------------------------------------------------------
                                                        Europe/                       Other
                                                        Middle                       Foreign
Fiscal year ended                           U.S.       East/Africa     Asia         Countries      Eliminations      Total
(In thousands)
January 3, 2003
Sales to unaffiliated customers (1)      $  235,716     $  136,551    $   60,878    $   33,457      $        -    $  466,602
Inter-geographic transfers                   62,843         73,625            -          4,121        (140,589)            -
                                         ----------     ----------    ----------    ----------        --------    ----------
Total revenue                            $  298,559     $  210,176    $   60,878    $   37,578        (140,589)   $  466,602
                                         ----------     ----------    ----------    ----------        --------    ----------
Identifiable assets                      $  127,594     $   70,057    $    9,955    $    5,743            (864)   $  212,485

December 28, 2001
Sales to unaffiliated customers (1)      $  236,665     $  143,051    $   54,710    $   40,866      $       -     $  475,292
Inter-geographic transfers                   57,481         49,940         2,137             -        (109,558)           -
                                         ----------     ----------    ----------    -----------        ---------  ----------
Total revenue                            $  294,146     $  192,991    $   56,847    $   40,866      $ (109,558)   $  475,292
                                         ----------     ----------    ----------    -----------        --------   ----------
Identifiable assets                      $  120,403     $    71,081   $   10,048    $    3,829      $   (5,494)   $  199,867

December 29, 2000
Sales to unaffiliated customers (1)      $  175,993     $  103,455    $   43,922    $   46,428      $        -    $  369,798
Inter-geographic transfers                   65,117         12,108         8,320             -         (85,545)            -
Total revenue                            $  241,110     $  115,563    $   52,242    $   46,428      $  (85,545)   $  369,798
Identifiable assets                      $  146,821     $   84,358    $   12,016    $    4,588      $   (6,274)   $  241,509


(1) Sales attributed to countries based on the location of the customer.

     Transfers between U.S. and foreign geographic areas are made at prices based on total costs and contributions of the supplying geographic area. The Company's subsidiaries in Asia, except for Japan, which is a buy/sell entity, have derived revenue from commissions from domestic operations in each of the periods presented. These commission revenues and expenses are excluded from total revenue and operating income (loss) in the preceding table. The Japanese entity's revenue and expenses are included in total revenue and operating income
(loss) in the preceding table. In fiscal 2002, the United States comprised approximately 51% and Germany 16% of sales to unaffiliated customers.

     No single customer accounted for 10% or more of Trimble's total revenues in fiscal years 2002, 2001, and 2000.


Note 9 - Restructuring Charges:

     Restructuring charges of $1.1 million were recorded in fiscal 2002 and $3.6 million was recorded in fiscal 2001, which related to severance costs. As a result of these actions, Trimble's headcount decreased in fiscal 2002 by 49 and in fiscal 2001 by 207 individuals. As of January 3, 2003, all of the restructuring charges have been paid.



Note 10 - Long-term Debt:

     Trimble's long-term debt consists of the following:

                                                     January 3,     December 28,
                                                        2003            2001
(In thousands)

Credit Facilities:
    Five-year term loan                             $ 32,600         $  61,300
    U.S. and multi-currency revolving
        credit facility                               35,000            40,000
    Subordinated note                                 69,136            84,000
Promissory notes and other                             1,789             5,265
                                                     138,525           190,565
                                                     -------           -------
Less Bank and other short-term borrowings              6,556            40,025
Less current portion of long-term debt                24,104            23,443
                                                      ------            ------
 Non-current portion                               $ 107,865        $  127,097
                                                   =========        ==========


     The following summarizes the future cash payment obligations (excluding interest):

                                                                                              2006 and
January 3, 2003                           Total      2003       2004      2005      2006       Beyond
-------------------------------------------------------------------------------------------------------
(In thousands)
Credit Facilities:
    Five-year term loan                  $32,600    $24,000    $ 8,600    $   -     $    -     $     -
    U.S. and multi-currency
      revolving credit facility           35,000      6,550     28,450        -          -           -
 Subordinated note                        69,136         -      69,136        -          -           -
 Promissory note and other                 1,789        110        110      110        110       1,349
                                           -----        ---        ---      ---        ---       -----
Total contractual cash obligations      $138,525   $ 30,660   $106,296    $ 110     $  110     $ 1,349
                                        ========   ========   ========    =====     ======     =======


Credit Facilities

     In July of 2000, Trimble obtained $200 million of senior, secured credit facilities (the "Credit Facilities") from a syndicate of banks to support the acquisition of Spectra Precision Group and its ongoing working capital requirements and to refinance certain existing debt. At January 3, 2003, Trimble has approximately $67.6 million outstanding under the Credit Facilities, comprised of $32.6 million under a $100 million five-year term loan, $25 million under a $50 million U.S. dollar only revolving credit facility ("revolver"), and $10 million under a $50 million multi-currency revolver. The Company has access to an additional $65 million of cash under the terms of the revolver loans. The Company has commitment fees on the unused portion of 0.5% if the leverage ratio (which is defined as all outstanding debt, excluding the seller subordinated note, over Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is 2.0 or greater and 0.375% if the leverage ratio is less than 2.0.

     Pricing for any borrowings under the Credit Facilities was fixed for the first six months at LIBOR plus 275 basis points and is thereafter tied to a formula, based on the leverage ratio. The weighted average interest rate under the Credit Facilities was 4.9% for the month of December ending January 3, 2003.

     The Credit Facilities are secured by all of the Company's material assets, except for assets that are subject to foreign tax considerations. Financial covenants of the Credit Facilities include leverage, fixed charge, and minimum net worth tests, all of which were amended during the third quarter of 2002. At January 3, 2003, Trimble was in compliance with these debt covenants. The amounts due under the revolver loans are paid as the loans mature, and the loan commitment fees are paid on a quarterly basis.

     Two of the financial covenants, minimum fixed charge coverage and maximum leverage ratios are sensitive to EBITDA. EBITDA is correlated to Trimble's results of operations. Due to uncertainties associated with the downturn in the worldwide economy and other factors, future revenues by quarter are difficult to forecast. Cost cutting measures have been put in place by the management team; however, if revenues should decline at a higher rate than cost cutting measures on a quarter-to-quarter basis, Trimble may violate the two above-mentioned financial covenants.


Subordinated Note

     In July of 2000, as part of the acquisition of Spectra Precision Group, the Company issued Spectra-Physics Holdings USA, Inc., a subordinated seller note that had a stated two-year maturity ($40 million was due in fiscal 2001 and $40 million in fiscal 2002). On March 20, 2002, the Company renegotiated the terms of the subordinated note. Under the revised agreement, Spectra-Physics Holdings, Inc., a subsidiary of Thermo Electron, extended the due date of the note until July 14, 2004, at the current interest rate of approximately 10.4% per year.

     As of January 3, 2003 the principal amount outstanding was approximately $69.1 million. To the extent that interest and principal due on the maturity date becomes delinquent, an additional 4% interest rate per annum will apply.

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


Promissory Note

     The promissory note consists of a $1.8 million liability arising from the purchase of a building for Trimble's Corvallis, Oregon site. The note is payable in monthly installments through April 2015, bearing a variable interest rate (5.4% as of January 3, 2003).


Weighted Average Cost of Debt

     The weighted average cost of debt is approximately 7.6% for fiscal 2002 and 8.0% for fiscal 2001.

Note 11 - Lease Obligations and Commitments:

     Trimble's principal facilities in the United States are leased under non-cancelable operating leases that expire at various dates through 2011. The Company has options to renew certain of these leases for an additional five years. Trimble also leases facilities under operating leases in the United Kingdom, Sweden, and Germany that expire in 2005.

Future minimum payments required under non-cancelable operating leases are as follows:

                                                   Operating
                                                 Lease Payments
                 (In thousands)

                 2003                               $   12,067
                 2004                                    7,438
                 2005                                    6,958
                 2006                                    1,795
                 2007                                    1,461
                 Thereafter                              5,115
                                                         -----
                 Total                              $   34,834
                                                    ==========

     Rent expense under operating leases was $11.6 million in fiscal 2002, $13.1 million in fiscal 2001, and $10.6 million in fiscal 2000.


Note 12 - Fair Value of Financial Instruments:

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


                                                      Carrying       Fair          Carrying          Fair
                                                       Amount        Value          Amount           Value
                                                       ------        -----          ------           -----
                                                        January 3, 2003                 December 28, 2001
(In thousands)
Assets:
   Cash and cash equivalents (See Note 1*)             $28,679        $28,679       $ 31,078         $ 31,078
   Forward foreign currency exchange contracts              93             93            191              191
      (See Note 6*)
   Accounts receivable                                  79,645         79,645         71,680           71,680
Liabilities:
   Subordinated notes (See Note 10*)                   $69,136        $65,798       $ 84,000         $ 81,290
   Credit facilities (See Note 10*)                     67,600         67,600        101,300          101,300
   Promissory notes and other (See Note 10*)             1,789          1,421          5,189            4,958
   Accounts payable                                     30,669         30,669         21,494           21,494



     * See the Notes to the Consolidated Financial Statements

     The fair value of the subordinated notes, bank borrowings, promissory note, and the long-term commitment have been estimated using an estimate of the interest rate Trimble would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that Trimble would currently have to pay to extinguish any of this debt.

     The fair value of forward foreign exchange contracts is estimated, based on quoted market prices of comparable contracts. These contracts are adjusted to fair value at the end of every month.


Note 13 - Income Taxes:

         Trimble's income tax provision consists of the following:

                                January 3,       December 28,    December 29,
Fiscal Years Ended                 2003              2001            2000
(in thousands)

Federal:
      Current                  $      -         $      -        $   1, 408
      Deferred                        -                -                 -
                                      -                -             1,408
State:
      Current                       142               58               144
      Deferred                        -                -
                                    142               58               144
Foreign:
       Current                    2,052            2,729               931
       Deferred                   1,306            (887)             (908)
                                  3,358            1,842                23

Income tax provision           $  3,500        $   1,900        $    1,575


     The domestic (loss) income from continuing operations before income taxes was approximately $3.3 million, $(29.3) million and $14.4 million in fiscal years 2002, 2001 and 2000, respectively.


     The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:


                                                         January 3,      December 28,    December 29,
Fiscal Years Ended                                          2003             2001           2000
(dollars in thousands)
Expected tax from continuing operations at 35%
   in all years                                          $   4,839     $   (7,557)         $   5,516
Operating loss not utilized (utilized)                     (1,156)           9,704           (5,115)
Foreign withholding taxes                                        -             115               141
Foreign tax rate differential                                (137)           (970)               307
Goodwill amortization                                            -             747               370
Other                                                         (46)           (139)               356
Income tax provision                                     $   3,500      $    1,900          $  1,575
Effective tax rate                                             25%            (9%)               10%




The components of deferred taxes consist of the following:

                                                    January 3,      December 28,
                                                       2003             2001
(in thousands)
Deferred tax liabilities:
    Purchased intangibles                            $    381       $    6,933
    Depreciation and amortization                       2,258                -
    Other items                                          (78)              300
           Total deferred tax liabilities               2,561            7,233
Deferred tax assets:
   Inventory valuation differences                     12,069           11,741
   Expenses not currently deductible                    5,762            5,103
   Federal credit carry forwards                        8,172            7,300
   Deferred revenue                                     4,317              808
   State credit carry forwards                          6,215            5,377
   Warranty                                             2,374            2,596
   Depreciation and amortization                        3,184            6,091
   Federal net operating loss (NOL) carry forward       4,451            1,086
   Other items                                          1,827            1,147
Total deferred tax assets                              48,371           51,249
Valuation allowance                                  (47,878)         (50,974)
Total deferred tax assets                                 493              275
Total net deferred tax liabilities                  $ (2,068)        $ (6,958)

     The Company has $12.7 million federal net operating loss carry forwards, which expire beginning in 2022. The total federal credit carry forwards of $8.2 million expire beginning in 2005. The Company has state research and development credit carry forwards of approximately $6.2 million, which do not expire.

     Valuation allowances reduce the deferred tax assets to that amount that, based upon all available evidence, is more likely than not to be realized. The valuation allowance decreased by $3.1 million in 2002 and increased by $13.1 million in 2001. Approximately $12.1 million of the valuation allowance at January 3, 2003 relates to the tax benefits of stock option deductions, which will be credited to equity if and when realized.


Note 14 - Shareholder's Equity:

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


2002 Stock Plan

     In 2002, Trimble's Board of Directors adopted the 2002 Stock Plan ("2002 Plan"). The 2002 Plan approved by the shareholders provides for the granting of incentive and non-statutory stock options for up to 2,000,000 shares plus any shares currently reserved but un-issued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. The exercise price of non-statutory stock options issued under the 2002 Plan must be at least 85% of the fair market value of Common Stock on the date of grant. As of January 3, 2003, options to purchase 782,715 shares were outstanding and 1,217,285 were available for future grant under the 2002 Plan.


1993 Stock Option Plan

     In 1992, Trimble's Board of Directors adopted the 1993 Stock Option Plan ("1993 Plan"). The 1993 Plan, as amended to date and approved by shareholders, provides for the granting of incentive and non-statutory stock options for up to 6,375,000 shares of Common Stock to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 1993 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The exercise price of non-statutory stock options issued under the 1993 Plan must be at least 85% of the fair market value of Common Stock on the date of grant. As of January 3, 2003, options to purchase 4,009,585 shares were outstanding, and 606,955 shares were available for future grant under the 1993 Plan.


1990 Director Stock Option Plan

     In December 1990, Trimble adopted a Director Stock Option Plan under which an aggregate of 380,000 shares of Common Stock have been reserved for issuance to non-employee directors as approved by the shareholders to date. At January 3, 2003, options to purchase 208,333 shares were outstanding, and 35,416 shares were available for future grants under the Director Stock Option Plan.


1992 Management Discount Stock Option Plan

     In 1992, Trimble's Board of Directors approved the 1992 Management Discount Stock Option Plan ("Discount Plan"). Under the Discount Plan, 300,000 non-statutory stock options were reserved for grant to management employees at exercise prices that may be significantly discounted from the fair market value of Common Stock on the dates of grant. Options are generally exercisable six months from the date of grant. As of January 3, 2003, there were no shares available for future grants. For accounting purposes, compensation cost on these grants is measured by the excess over the discounted exercise prices of the fair market value of Common Stock on the dates of option grant. There were no discounted options granted in the plan in fiscal 2002, 2001, and 2000. As of January 3, 2003, options to purchase 126,000 shares were outstanding under the 1992 Management Discount Stock Option Plan.


1988 Employee Stock Purchase Plan

     In 1988, Trimble established an employee stock purchase plan under which an aggregate of 3,350,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. In fiscal 2002 and 2001, 241,608 shares and 208,154 shares, respectively, were issued under the plan for aggregate proceeds to the Company of $2.9 million and $3.1 million, respectively. At January 3, 2003, the number of shares reserved for future purchases by eligible employees was 504,203.


SFAS 123 Disclosures

     As stated in Note 1 of the Notes to the Consolidated Financial Statements, Trimble has elected to follow APB 25 and related interpretations in accounting for its employee stock options and stock purchase plans. The alternative fair value accounting provided for under SFAS 123 requires use of option pricing models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Trimble's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized.


     For purposes of pro forma disclosure assumptions, see the related SFAS 123 information in Note 1 of the Notes to the Consolidated Financial Statements.

     Exercise prices for options outstanding as of January 3, 2003, ranged from $8.00 to $51.69. The weighted average remaining contractual life of those options is 7.13 years. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information in respect of options outstanding:

                                                                                    Currently exercisable
                                                                            -------------------------------------
                                          Total          Weighted-average                    Weighed-average
                       Number        Weighted-average        Remaining          Number        Exercise price
Range              (in thousands)     Exercise price     contractual life   (in thousands)
$8.00 -   $ 8.66          574,141         $8.13             5.64                444,958              8.14
$8.88 -   $11.94          819,055        $10.99             6.25                583,583            $10.90
$12.00 - $13.99          344,701         $12.81             6.55                190,177            $12.57
$15.34 - $15.34          608,765         $15.34             9.47                     -                 -
$15.38 - $17.05          545,163         $15.80             6.23                350,324            $15.60
$17.13 - $17.47          734,211         $17.35             8.51                230,411            $17.34
$17.50 - $19.94          557,278         $18.63             6.22                400,771            $18.48
$21.00 - $34.13          228,382         $26.92             7.02                134,454            $27.20
$41.13 - $41.13          688,037         $41.13             7.65                321,806            $41.13
$51.69 - $51.69           26,900         $51.69             7.55                 13,401            $51.69
$8.00 - $51.69         5,126,633         $18.53             7.13              2,669,885            $17.54




Activity during fiscal 2002, 2001, and 2000, under the combined plans was as follows:


                                            January 3, 2003              December 28, 2001           December 29, 2000
                                     ------------------------------- --------------------------- ---------------------------
                                                                                    Weighted                    Weighted
                                                    Weighted average                average                      average
         Fiscal Years Ended              Options     exercise price    Options   exercise price   Options    exercise price
-------------------------------------- ------------ ----------------- ---------- --------------- ----------- ----------------
(In  thousands, except for per share
data)
Outstanding at beginning of year           4,621          $19.04         4,260         $19.09       4,009           $12.36
     Granted                                 850           14.82         1,070          17.08       1,379            34.39
     Exercised                             (132)           10.00         (291)          12.91       (706)            13.08
     Cancelled                             (211)           20.19         (418)          18.55       (422)            15.51
Outstanding at end of year                 5,127          $18.53         4,621         $19.04       4,260           $19.07
Exercisable at end of year                 2,670          $17.54         2,006         $16.26       1,429           $12.94
Available for grant                        1,860                         1,043                      1,527
Weighted-average fair value of
options granted during year                                $8.46                        $9.58                       $19.04




Non-statutory Options

     On May 3, 1999, Trimble entered into an agreement to grant a non-statutory option to purchase up to 30,000 shares of common stock at an exercise price of $9.75 per share, with an expiration date of March 29, 2004.

     As of January 3, 2003, these non-statutory options have not been exercised.


Warrants

     On December 21, 2001, Trimble granted five-year warrants to purchase 356,670 shares of common stock at an exercise price of $19.475 per share. These warrants were granted to investors as part of a private placement of the Company's common stock.

     On January 15, 2002, in connection with the second closing of the December 21, 2001 private placement of the Company's common stock, Trimble granted five-year warrants to purchase an additional 256,002 shares of common stock, subject to certain adjustments, at an exercise price of $19.475 per share.

     On April 12, 2002, the Company issued to Spectra-Physics Holdings USA, Inc., a warrant to purchase up to 376,233 shares of Trimble's common stock over a fixed period of time. Initially, Spectra-Physics' warrant entitles it to purchase 200,000 shares of common stock over a five-year period at an exercise price of $15.11 per share. On a quarterly basis beginning July 14, 2002, Spectra-Physics' warrant became exercisable for an additional 250 shares of common stock for every $1 million of principal and interest outstanding until the note is paid off in full. These shares are purchasable at a price equal to the average of Trimble's closing price for the five days immediately preceding the last trading day of each quarter. On July 14, 2002 an additional 17,364 shares became exercisable at an exercise price of $14.46 per share. On October 14, 2002 an additional 17,824 shares became exercisable at an exercise price of $9.18. On January 14, 2003, an additional 18,284 shares became exercisable at an exercise price of $13.54. The additional shares are exercisable over a 5-year period.

     The approximate fair value of the warrants of $1.5 million was determined using the Black-Scholes pricing model with the following assumptions: contractual life of 5-year period, risk-free interest rate of 4%; volatility of 65%; and no dividends during the contractual term. The value of the warrants is amortized to interest expense over the term of the subordinated note.



Common Stock Reserved for Future Issuances

     As of January 3, 2003, Trimble had reserved 8,478,397 common shares for issuance upon exercise of options and warrants outstanding and options available for grant under the 2002 Plan, the 1993 Plan, the 1990 Director Plan, and the 1992 Management Discount Plan, and available for issuance under the 1988 Employee Stock Purchase Plan.



Note 15 - Benefit Plans:


401(k) Plan

     Under Trimble's 401(k) Plan, U.S. employee participants (including employees of certain subsidiaries) may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Trimble Fund sold net 23,813 shares of Common Stock for an aggregate of $291,565 in fiscal 2002. Trimble, at its discretion, matches individual employee 401(k) Plan contributions at a rate of fifty cents of every dollar that the employee contributes to the 401(k) Plan up to 5% of the employee's annual salary to an annual maximum of $2,500. Trimble's matching contributions to the 401(k) Plan were $1.8 million in fiscal 2002, $1.7 million in fiscal 2001, and $0.8 million in fiscal 2000.


Profit-Sharing Plan

     In 1995, Trimble introduced an employee profit-sharing plan in which all employees, excluding executives and certain levels of management, participate. The plan distributes to employees approximately 5% of quarterly adjusted pre-tax income. Payments under the plan during fiscal 2002, 2001 and 2000 were $1.1 million, $0.9 million, and $2.1 million, respectively.


Defined Contribution Pension Plans

     Certain of the Company's European subsidiaries participate in state sponsored pension plans. Contributions are based on specified percentages of employee salaries. For these plans, Trimble contributed and charged to expense approximately $1.4 million for fiscal 2002, $1.4 million for fiscal 2001, and $0.3 million for fiscal 2000.


Defined Benefit Pension Plan

     The Swedish and German subsidiaries have an unfunded defined benefit pension plan that covered substantially all of their full-time employees through 1993. Benefits are based on a percentage of eligible earnings. The employee must have had a projected period of pensionable service of at least 30 years as of 1993. If the period was shorter, the pension benefits were reduced accordingly. Active employees do not accrue any future benefits; therefore, there is no service cost and the liability will only increase for interest cost.

Net periodic benefit costs in fiscal 2002 and 2001 were not material. The fair value of the plan assets were as follows:

                                                 January 3,     December 28,
                                                   2003             2001
-----------------------------------------------------------------------------
(in thousands)

Fair value of plan assets at beginning of year      $ 503        $ 465
Actual return on plan assets                           60           56
Employer contribution                                   -            -
Plan participants' contributions                       23           33
Benefits paid                                           -            -
Translation adjustment                                 76         (51)
                                                       --         ---
Fair value of plan assets at end of year            $ 662        $ 503
                                                    =====        =====



The defined benefit plan activity was as follows:

                                              January 3, 2003  December 28, 2001
(in thousands)
Change in benefit obligation:
  Benefit obligation at beginning of year         $ 4,706          $  4,811
   Interest cost                                      131               134
   Translation adjustment                           (237)             (312)
   Actuarial (gain) loss                              282                73
Benefit obligation at end of year                 $ 4,318           $ 4,706
                                                  -------           -------
Unrecognized prior service cost                         -                 -
Unrecognized net actuarial gain                         -                 -
Accrued pension costs (included in accrued
    liabilities)                                  $ 4,318           $ 4,706
                                                  =======           =======


     Actuarial assumptions used to determine the net periodic pension costs for the year ended January 3, 2003 were as follows:

                                   Swedish Subsidiary     German Subsidiaries
                                 ---------------------- ----------------------
Discount rate                                5.5%                 6.25%
Rate of compensation increase                2.5%                  1.5%

Note 16 - Earnings Per Share:

     The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential Common Stock.


                                                      January 3,      December 28,    December 29,
Fiscal Years Ended                                       2003             2001            2000
--------------------------------------------------- ---------------- --------------- ---------------
(in thousands, except per share data)
Numerator:
  Income available to common shareholders:
    Used in basic and diluted earnings (loss)
       per share from continuing operations           $  10,324     $  (23,492)       $  14,185
    Used in basic and diluted earnings
       per share from discontinued operations
                                                             --             613               -
                                                                            ---
    Used in basic and diluted earnings (loss)
       per share                                      $  10,324     $  (22,879)       $  14,185
                                                      =========     ===========       =========

Denominator:
  Weighted-average number of common shares
      used in basic earnings (loss) per share            28,573          24,727          23,601

   Effect of dilutive securities (using treasury stock method):
      Common stock options                                  470               -           2,098
      Common stock warrants                                   9               -             277
  Weighted-average number of common shares
      and dilutive potential common shares used
      in diluted income  per share                       29,052          24,727          25,976

Basic earnings (loss) per share from continuing
      operations                                       $   0.36       $   (0.95)        $  0.60
Basic earnings per share from discontinued
      operations
                                                              -            0.02               -
                                                              -            ----               -
Basic earnings (loss) per share                        $   0.36       $   (0.93)        $  0.60
                                                       --------       ---------         -------
Diluted earnings (loss) per share from
      continuing operations                            $   0.36       $   (0.95)        $  0.55
                                                       ========       =========         =======
Diluted  earnings per share from discontinued
      operations
                                                              -            0.02              -
                                                              -            ----              -
Diluted income (loss) per share                        $   0.36       $   (0.93)        $  0.55
                                                       ========       =========         =======

     Due to the fact that the Company reported a net loss in fiscal 2001, options and warrants were not included in the computation of earnings per share in fiscal 2001. If the Company had reported net income in 2001, additional 938,000 common equivalent shares related to outstanding options and warrants would have been included in the calculation of diluted loss per share.

Note 17 - Comprehensive Income (Loss):

The components of other comprehensive income (loss), net of related tax as follows:


                                             January 3,      December 28,    December 29,
Fiscal Years Ended                              2003             2001            2000
------------------------------------------ ---------------- --------------- ---------------
(in thousands)
Cumulative foreign currency translation
   adjustments                               $   17,697      $   (9,766)      $  (8,045)
Net gain (loss) on interest rate swap               210            (203)              -
Net unrealized gain (loss) on investments           (17)             16             123

   Other comprehensive income (loss)         $   17,890      $   (9,953)      $  (7,922)



Accumulated other comprehensive income (loss) on the consolidated balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments.

The components of accumulated other comprehensive (loss), net of related tax as follows:

                                                        January 3   December 28,
                                                          2003          2001
(in thousands)
Cumulative foreign currency translation adjustments   $ (1,032)      $  (18,729)
Unrealized gain-hedges of forecasted transactions             7                0
Net gain (loss) on interest rate swap                                      (203)
                                                              -
Net unrealized gain (loss) on investments                   (1)               16
                                                            ---               --
   Accumulated other comprehensive loss               $ (1,026)      $  (18,916)
                                                      =========     ============


Note 18 - Related-Party Transactions:

Related-Party Lease

     Trimble currently leases office space in Ohio from an association of three individuals, one of whom is an employee of one of the U.S. operating units, under a non-cancelable operating lease arrangement expiring in 2011. The annual rent is subject to adjustment based on the terms of the lease. The Consolidated Statements of Operations include expenses from this operating lease of $0.345 million for fiscal 2002, $0.345 million for fiscal 2001, and $0.172 million for fiscal 2000.


Related-Party Notes Receivable

     Trimble has notes receivable from officers and employees of approximately $1.2 million as of January 3, 2003 and $955,000 as of December 28, 2001. The notes bear interest from 4.49% to 6.62% and have an average remaining life of
2.89 years as of January 3, 2003.


Caterpillar Joint Venture

     On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT, or "Joint Venture"), a Joint Venture formed by Trimble and Caterpillar began operations. The Joint Venture, 50 percent owned by Trimble and 50 percent owned by Caterpillar, with equal voting rights, is developing and marketing next generation advanced electronic guidance and control products for earthmoving machines in the construction, mining, and waste industries. The Joint Venture is based in Dayton, Ohio. Under the terms of the joint venture agreement, Caterpillar contributed $11.0 million cash plus selected technology, for a total contributed value of $14.5 million, and Trimble contributed selected existing machine control product technologies valued at $25.5 million. Additionally, both companies have licensed patents and other intellectual property from their portfolios to the Joint Venture. During the first fiscal quarter of 2002, Trimble received a special cash distribution of $11.0 million from the Joint Venture.

     Trimble has elected to treat the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from the Joint Venture under the equity method described above. When and if the Joint Venture is profitable on a sustainable basis, and future operating losses are not anticipated, then Trimble will recognize as a gain, the portion of the $11.0 million, which is un-amortized. To the extent that it is possible that the Company will have any future-funding obligation relating to the Joint Venture, then the relevant amount of the $11.0 million will be deferred until such a time, as the funding obligation no longer exists. Both Trimble's share of profits (losses) under the equity method and the amortization of our $11.0 million deferred gain are recorded under the heading of "Expense for affiliated operations, net" in Non-operating income (expense).

     During fiscal year 2002, Trimble recorded approximately $4.0 million of expenses under the heading of "Expense for affiliated operations, net" in Non-operating income (expense) related to certain transactions between the Joint Venture and Trimble. This was comprised of approximately $4.9 million of incremental costs incurred by Trimble as a result of purchasing products from the Joint Venture at a higher transfer price than its original manufacturing costs, offset by approximately $0.9 million of contract manufacturing fees charged to the Joint Venture by Trimble. Due to the nature of the transfer price agreements between Trimble and the Joint Venture, a related party, the impact of these agreements is classified under Non-operating income (expense).

     In addition, during fiscal year 2002, Trimble recorded lower operating expenses of approximately $4.2 million due to the transfer of employee related expenses for research and development ($2.8 million), and sales, marketing, and administrative functions ($1.4 million) to the Joint Venture. These employees are devoted to the Joint Venture and are primarily engaged in developing next generation products and technology for that entity.

     Trimble has adopted the equity method of accounting for its investment in the Joint Venture. This requires that the Company records its share of the Joint Venture profits or losses in a given fiscal period. During fiscal year 2002, the Joint Venture reported a loss of $0.4 million of which Trimble's share is $0.2 million, which was recorded as a Non-operating expense under the heading of
"Expense for affiliated operations, net", but which was offset by the amortization of an equal amount of the original deferred gain on the sale of technology to the Joint Venture.



Note 19 - Statement of Cash Flow Data:

                                       January 3,    December 28,   December 29,
Fiscal Years Ended                        2003          2001            2000
(in thousands)
Supplemental disclosure of cash
   flow information:
Interest paid                           $  12,215      $ 17,363       $  9,037
Income taxes paid                        $  2,635        $  825       $  3,835

Note 20 - Litigation:

     In January of 2001, Philip M. Clegg instituted a lawsuit in the United States District Court for the District of Utah, Central Division, against Spectra-Physics Laserplane, Inc., Spectra Precision AB and Trimble Navigation Limited. On January 29, 2003, Trimble and Mr. Clegg settled this patent infringement lawsuit whereby Trimble has purchased a fully paid up, non-exclusive license under U.S. Patent No. 4,807,131 from Mr. Clegg.

     In November of 2001, Qualcomm Inc. filed a lawsuit against Trimble in the Superior Court of the State of California. The complaint alleges claims for an unspecified amount of money damages arising out of Qualcomm's perceived lack of assurances in early 1999 that Trimble's products purchased by Qualcomm would work properly after a scheduled week number rollover event that took place in August of 1999. Qualcomm is the only customer to make a claim against Trimble based on the week number rollover event. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company's overall financial position.

     The Company is also a party to other disputes incidental to its business. Trimble believes that its ultimate liability as a result of such disputes, if any, would not be material to its overall financial position, results of operations, or liquidity.


Note 21 - Selected Quarterly Financial Data (unaudited):


                                                 First           Second            Third           Fourth
                                                Quarter          Quarter          Quarter          Quarter
------------------------------------------- ---------------- ---------------- ---------------- ----------------
(In thousands, except per share data)
Fiscal 2002
     Total revenue                               $ 104,029       $ 123,256         $ 114,748        $ 124,569
     Gross margin                                   54,333          60,951            57,581           61,567
     Net income (loss)                               (715)           4,326             2,708            4,005
                                                     ----            -----             -----            -----
     Basic net income (loss) per share           $  (0.03)       $    0.15         $    0.09        $    0.14
                                                  ========         =======          ========         ========
     Diluted net income (loss) per share         $  (0.03)       $    0.15         $    0.09        $    0.14
                                                 ========        =========          ========         ========
Fiscal 2001
     Total revenue                               $ 117,863       $ 133,587         $ 117,437        $ 106,405
     Gross margin                                   57,500          65,531            60,315           53,889
     Net loss                                     (11,587)         (1,974)           (2,686)          (6,632)
                                                   -------          ------            ------           ------
     Basic net loss per share                    $  (0.48)       $  (0.08)         $  (0.11)        $  (0.26)
                                                 =========       =========          ========         ========
     Diluted net loss per share                  $  (0.48)       $  (0.08)         $  (0.11)        $  (0.26)
                                                  ========        ========          ========         ========




     Significant quarterly items include the following: (i) in the first quarter of 2002 a $0.3 million charge or $0.01 per diluted share relating to workforce reduction (ii) in the second quarter of 2002 a $0.2 million charge, or $0.01 per diluted share relating to work force reduction (iii) in the third quarter of 2002 a $0.2 million charge, or $0.01 per diluted share relating to work force reduction and a $0.2 million gain, or $0.01 per diluted share relating to the sale of an investment; (iv) in the fourth quarter of 2002 a $0.5 million charge, or $0.02 per diluted share relating to work force reduction and a $1.5 million charge, or $0.05 per diluted share relating to the write-down of an investment.



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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders, Trimble Navigation Limited

     We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of January 3, 2003 and December 28, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 3, 2003. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule, based on our audits.

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

     In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at January 3, 2003 and December 28, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                            s/ Ernst & Young LLP


January 24, 2003
Palo Alto, California

                           TRIMBLE NAVIGATION LIMITED
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    PART III


Item 10   Directors and Executive Officers of the Registrant

     The information required by this item, insofar as it relates to Trimble's directors, will be contained under the captions "Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.


Item 11  Executive Compensation

     The information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters" and is incorporated herein by reference.


Item 13   Certain Relationships and Related Transactions

     The information required by this item will be contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.


Item 14   Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

     Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing of this Form 10-K (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to timely alert management to material information relating to Trimble during the period when our periodic reports are being prepared.

     (b) Changes in internal controls.

     Since the Evaluation Date, there have not been any significant changes to our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on form 8-K

     (a) 1. Financial Statements

     The following consolidated financial statements required by this item are included in Part II Item 8 hereof under the caption "Financial Statements and Supplementary Data."

                                                                             Page in this
                                                                             Annual Report
                                                                             on Form 10-K
Consolidated Balance Sheets at January 3, 2003 and December 28, 2001            56

Consolidated Statements of Operations for each of the three fiscal years
in the period ended January 3, 2003                                             57

Consolidated Statement of Shareholders' Equity for the three fiscal years
in the period ended January 3, 2003                                             58
Consolidated Statements of Cash Flows for each of the three fiscal years
in the period ended January 3, 2003                                             59

Notes to Consolidated Financial Statements                                      60-92

Report of Ernst & Young LLP, Independent Auditors                               93


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

    Exhibit
    Number

     3.1  Restated Articles of Incorporation of the Company filed June 25, 1986.
          (6)

     3.2 Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (6)

     3.3 Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)

     3.4  Certificate of  Determination  of the Company filed February 19, 1999.
          (6)

     3.8  Amended and Restated Bylaws of the Company. (15)

     4.1 Specimen copy of certificate for shares of Common Stock of the Company. (1)

     4.2  Preferred Shares Rights Agreement dated as of February 18, 1999. (5)

     4.3 First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (10)

     4.4 Form of Warrant to Purchase Shares of Common Stock dated January 14, 2002. (11)

     4.5  Form of Warrant dated April 12, 2002. (12)

    10.4+ Form  of  Indemnification   Agreement  between  the  Company  and  its
          officers and directors. (1)

    10.32+ 1990  Director  Stock Option Plan,  as amended,  and form of Outside
          Director Non-statutory Stock Option Agreement. (4)

    10.35 Sublease Agreement dated January 2, 1991, between the Company, Aetna Insurance Company, and Poqet Computer Corporation for property located at 650 North Mary Avenue, Sunnyvale, California. (2)

    10.40 Industrial Lease Agreement dated December 3, 1991, between the Company and Aetna Life Insurance Company for property located at 585 North Mary Avenue, Sunnyvale, California. (3)

    10.41 Industrial Lease Agreement dated December 3, 1991, between the Company and Aetna Life Insurance Company for property located at 570 Maude Court, Sunnyvale, California. (3)

    10.42 Industrial Lease Agreement dated December 3, 1991, between the Company and Aetna Life Insurance Company for property located at 580 Maude Court, Sunnyvale, California. (3)

    10.46+ 1992 Management Discount Stock Option and form of Nonstatutory Stock
          Option Agreement. (3)

    10.59+ 1993 Stock Option Plan, as amended May 11, 2000. (8)

    10.60+ 1988 Employee Stock Purchase Plan, as amended May 11, 2000. (8)

    10.65+ Standby  Consulting  Agreement  between the Company and  Bradford W.
          Parkinson dated September 1, 1998. (6)

    10.66+ Standby  Consulting  Agreement  between  the  Company  and Robert S.
          Cooper dated September 1, 1998. (6)

    10.67+ Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (6)

    10.68+ Nonqualified  deferred  Compensation  Plan of the Company  effective
          February 10, 1994. (6)

    10.70***Supply  Agreement  dated  August  10,  1999  by and  among  Trimble
          Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (7)

    10.77+ Australian  Addendum to the Trimble  Navigation  1988 Employee Stock
          Purchase Plan. (9)

    10.80 Amended and Restated Subordinated Promissory Note dated March 20, 2002. (13)

    10.81+ 2002 Stock Plan, including form of Option. (14)

    10.82 Amended and Restated Credit Agreement dated January 14, 2003. (16)

    10.83 Letter dated May 8, 2002 exercising renewal option of the Supply Agreement dated August 10, 1999 by and among Trimble Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc.
          (16)

     21.1 Subsidiaries of the Company. (16)

     23.1 Consent of Ernst & Young LLP, independent auditors. (16)

     24.1 Power of Attorney included on signature page herein.

     99.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

     99.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

     *** Confidential treatment has been granted for certain portions of this exhibit pursuant to an order dated effective October 5, 1999.

     + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to
          Item 14(c) thereof.

     (1) Incorporated by reference to identically numbered exhibits to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

     (2) Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

     (3) Incorporated by reference to identically numbered exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-45990), which was filed February 18, 1992.

     (4) Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (5) Incorporated by reference to Exhibit No. 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.

     (6) Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

     (7) Incorporated by reference to identically numbered exhibits to the registrant's Report on Form 8-K, which was filed on August 25, 1999.

     (8) Incorporated by reference to identically numbered exhibits to the registrant's registration statement on Form S-8 filed on June 1, 2000.

     (9) Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2000.

     (10) Incorporated by reference to exhibit number 4.1 to the registrant's Current Report on Form 8-K filed on January 16, 2002.

     (11) Incorporated by reference to exhibit number 4.2 to the registrant's Current Report on Form 8-K filed on January 16, 2002.

     (12) Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-3 filed on April 19, 2002.

     (13) Incorporated by reference to exhibit number 10.80 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2002.

     (14) Incorporated by reference to exhibit number 10.82 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.

     (15) Incorporated by reference to exhibit number 3.8 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

     (16) Filed herewith.


     (b)  Reports on Form 8-K.

         On October 24, 2002, the Company filed a report on Form 8-K reporting the Company's quarterly earnings for the third fiscal quarter of 2002.




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


                                      March 6, 2003


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


Signature                  Capacity in which Signed               Date

/s/ Steven W. Berglund     President, Chief Executive             March 6, 2003
-----------------------    Officer, Director
Steven W. Berglund


/s/ Mary Ellen Genovese    Chief Financial Officer and Assistant  March 7, 2003
------------------------   Secretary (Principal Financial Officer)
Mary Ellen Genovese


/s/ Anup V. Singh          Corporate Controller                   March 7, 2003
-------------------        (Principal Accounting Officer)
Anup V. Singh


/s/ Robert S. Cooper       Director                               March 4, 2003
-----------------------
Robert S. Cooper


/s/ John B. Goodrich       Director                               March 7, 2003
----------------------
John B. Goodrich


/s/ William Hart          Director                                March 6, 2003
----------------
William Hart


/s/ Ulf J. Johansson      Director                                March 4, 2003
---------------------
Ulf J. Johansson


/s/ Bradford W. Parkinson Director                                March 4, 2003
-------------------------
Bradford W. Parkinson

                                 CERTIFICATIONS
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


         I, Steven W. Berglund, certify that:

     1. I have reviewed this annual report on Form 10-K of Trimble Navigation Limited.

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  March 6, 2003               /s/ Steven W. Berglund
                                    ----------------------

                                    Steven W. Berglund
                                    Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         I, Mary Ellen Genovese, certify that:

     1. I have reviewed this annual report on Form 10-K of Trimble Navigation Limited.

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 7, 2003                /s/ Mary Ellen Genovese
                                    -----------------------

                                    Mary Ellen Genovese
                                    Chief Financial Officer

                                   SCHEDULE II

                           TRIMBLE NAVIGATION LIMITED
                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)


                                     January 3,  December 28,   December 29,
Allowance for doubtful accounts:        2003         2001          2000
                                    ---------------------------------------
Balance at beginning of period         $ 8,540    $ 6,538        $ 2,949
  Acquired allowance (1)                     -          -          4,445
  Bad debt expense                       5,443      5,077          1,198
  Write-offs, net of recoveries        (4,083)    (3,075)        (2,054)
                                    ----------- ---------- --------------
Balance at end of period                $9,900     $8,540         $6,538
                                    ----------- ---------- --------------

Inventory allowance:
Balance at beginning of period         $23,274    $19,285       $14, 109
  Acquired allowance  (2)                    -          -          7,672
  Additions to allowance                 3,901      7,242            188
  Write-offs, net of recoveries        (2,025)    (3,253)        (2,684)
                                    ----------- ---------- --------------
Balance at end of period               $25,150    $23,274        $19,285
                                    ----------- ---------- --------------


     (1) Includes $4,419,000 acquired at July 14, 2000 as part of the acquisition of Spectra Precision Group and $26,000 acquired at November 14, 2000 as part of the acquisition of Tripod Data Systems.

     (2) Includes $7,659,000 acquired at July 14, 2000 as part of the acquisition of Spectra Precision Group and $13,000 acquired at November 14, 2000 as part of the acquisition of Tripod Data Systems.