Form 10-Q
period 2003-04-04
TRIMBLE NAVIGATION LTD /CA/
filed 2003-05-15
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended APRIL 4, 2003

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


               Yes   [ X ]                    No    [     ]




         As of May 5, 2003, there were 31,656,722 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED

                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Condensed Balance Sheets -
           April 4, 2003 and January 3, 2003 (unaudited)...................... 3

         Consolidated Condensed Statements of Operations -
           Three Months Ended April 4, 2003 and March 29, 2002 (unaudited).... 4

         Consolidated Condensed Statements of Cash Flows -
           Three Months Ended April 4, 2003 and March 29, 2002 (unaudited).... 5

         Notes to Consolidated Condensed Financial Statements............ 6 - 16

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................  17-34

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk....... 35-36

ITEM 4.  Controls and Procedures............................................  36


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................... 37

ITEM 2.  Changes in Securities and Use of Proceeds........................... 37

ITEM 6.  Exhibits and Reports on Form 8-K................................ 38, 44

Signatures................................................................ 39-43

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           TRIMBLE NAVIGATION LIMITED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                          April 4,     January 3,
As at                                                                      2003         2003 (1)
-----                                                                      ----         --------
(in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                         $    13,529      $   28,679
   Accounts and other receivable, net                                     94,214          79,645
   Inventories, net                                                       64,513          61,144
   Other current assets                                                    9,405           8,477
                                                                           -----           -----
         Total current assets                                            181,661         177,945

Property and equipment, at cost less accumulated depreciation             21,590          22,037
Goodwill                                                                 208,591         205,933
Other intangible assets, less accumulated amortization                    21,328          23,238
Deferred income taxes                                                        417             417
Other assets                                                              13,200          12,086
                                                                          ------          ------
         Total non-current assets                                        265,126         263,711
                                                                         -------         -------
         Total assets                                                  $ 446,787      $  441,656
                                                                       =========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank and other short-term borrowings                                $       -      $    6,556
   Current portion of long-term debt                                      24,085          24,104
   Accounts payable                                                       30,511          30,669
   Accrued compensation and benefits                                      17,861          17,728
   Accrued liabilities                                                    20,777          21,000
   Accrued warranty expense                                                6,429           6,394
   Deferred income tax liabilities                                           342               -
   Income taxes payable                                                    7,135           6,450
                                                                           -----           -----
Total current liabilities                                                107,140         112,901

Non-current portion of long-term debt                                    107,265         107,865
Deferred gain on joint venture                                            10,571          10,792
Deferred income tax liabilities                                            2,651           2,561
Other non-current liabilities                                              6,517           6,186
                                                                           -----           -----
Total liabilities                                                        234,144         240,305
                                                                         -------         -------
Commitments and Contingencies

Shareholders' equity:
   Common stock, no par value; 40,000 shares authorized;
        29,399 and 29,309 shares outstanding, respectively               227,583         225,872
   Accumulated deficit                                                  (18,142)        (23,495)
   Accumulated other comprehensive income (loss)                           3,202         (1,026)
                                                                           -----         ------
Total shareholders' equity                                               212,643         201,351
                                                                         -------         -------
Total liabilities and shareholders' equity                             $ 446,787      $  441,656
                                                                       =========      ==========

(1) Derived from the January 3, 2003 audited consolidated financial statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2002.

* See accompanying Notes to Consolidated Condensed Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                     April 4,      March 29,
Three Months Ended                                    2003           2002
------------------                                    ----           ----
(in thousands, except per share data)

Revenue                                            $127,325        $104,029
Cost of revenue                                      65,570          49,696
                                                     ------          ------
Gross margin                                         61,755          54,333

Operating expenses
   Research and development                          16,040          15,038
   Sales and marketing                               23,997          22,127
   General and administrative                         8,635          10,798
   Restructuring charges                                390             304
   Amortization of purchased intangible assets        1,795           1,978
                                                      -----           -----
Total operating expenses                             50,857          50,245
                                                     ------          ------

Operating income                                     10,898           4,088

Non-operating income (expense), net
   Interest income                                      105              87
   Interest expense                                 (3,480)         (4,030)
   Foreign currency transaction gain (loss), net         92            (59)
   Expenses for affiliated operations, net          (1,215)            ----
   Other expense                                       (47)           (199)
                                                       ----           -----
Total non-operating expense, net                    (4,545)         (3,803)
                                                    -------         -------

Income before income taxes                            6,353             285

Income tax provision                                  1,000           1,000
                                                      -----           -----
Net income (loss)                                  $  5,353        $  (715)
                                                   ========        ========

Basic earnings (loss) per share                    $   0.18        $ (0.03)
                                                   ========        ========
Shares used in calculating basic
  earnings per share                                 29,360          27,959
                                                     ======          ======

Diluted earnings (loss) per share                  $   0.18        $ (0.03)
                                                   ========        ========
Shares used in calculating diluted
      earnings per share                             30,092          27,959


* See accompanying Notes to Consolidated Condensed Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                           ------------------
                                                          April 4,     March 29,
Three Months Ended                                         2003          2002
------------------                                         ----          ----
(In thousands)

Cash flow from operating activities:
   Net income (loss)                                       $ 5,353      $ (715)
Adjustments to reconcile net income (loss) to cash
   flows provided by operating activities:
   Depreciation expense                                      2,217        2,671
   Amortization expense                                      1,977        2,186
   Provision for doubtful accounts                             449        1,232
   Amortization of deferred gain                                 -        (398)
   Amortization of debt issuance cost                          513            -
   Deferred income taxes                                       461            -
   Other                                                       272          803
Decrease (increase) in assets:
   Accounts receivable, net                               (15,114)      (2,357)
   Inventories                                             (3,370)      (1,677)
   Other assets                                            (1,359)        (980)
   Effect of foreign currency translation adjustment         2,008      (1,284)
Increase (decrease) in liabilities:
   Accounts payable                                          (158)        (448)
   Accrued compensation and benefits                           133        2,901
   Deferred gain on joint venture                            (221)       11,000
   Deferred gain - other                                         -          345
   Accrued liabilities                                         426      (4,540)
   Income taxes payable                                        685          508
                                                               ---          ---
Net cash provided (used) by operating activities           (5,728)        9,247
                                                           -------        -----

Cash flow from investing activities:
   Acquisition of property and equipment, net              (1,429)      (1,783)
   Acquisitions, net of cash acquired                        (397)      (2,158)
   Costs of capitalized patents                                (4)         (48)
                                                               ---         ----
Net cash used by investing activities                      (1,830)      (3,989)
                                                           -------      -------

Cash flow from financing activities:
   Issuance of common stock and warrants                       540       17,433
  Collections (payment) of notes receivable                  (188)           80
   Proceeds from (payments on) long-term debt and
       revolving credit lines                              (7,944)     (20,828)
                                                           -------     --------
Net cash used by financing activities                      (7,592)      (3,315)
                                                           ------       -------

Net increase (decrease) in cash and cash equivalents      (15,150)        1,943
Cash and cash equivalents, beginning of period              28,679       31,078
                                                            ------       ------
Cash and cash equivalents, end of period                   $13,529      $33,021
                                                           =======      =======

* See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 -- Basis of Presentation and New Accounting Standards:

Basis of Presentation

         The Condensed Consolidated Financial Statements of Trimble Navigation Limited and subsidiaries, ("Trimble" or the "Company") for the three-month periods ended April 4, 2003, and March 29, 2002, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at January 3, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Trimble's Annual Report on Form 10-K for the fiscal year ended January 3, 2003.

         The results of operations for the three-month period ended April 4, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2004.


New Accounting Standards

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

            In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of FIN No. 46.


Stock Compensation and SFAS 123 Disclosures

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

         Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan using the fair value method of SFAS No.123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions at April 4, 2003 and March 29, 2002:

                                                   April 4,        March 29,
                                                     2003             2002
                                                     ----             ----

Expected dividend yield                                  -               -
Expected stock price volatility                     61.27%          67.50%
Risk free interest rate                              3.13%           4.15%
Expected life of options after vesting                1.30            1.34

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

         Trimble's pro forma information is as follows:

                                                        April 4,       March 29,
Three Months Ended                                        2003           2002
------------------                                        ----           ----
(dollars in thousands)

Net income (loss) - as reported                         $ 5,353         $ (715)
Stock-based employee compensation expense                 2,394
   determined under fair value method based for
   all awards, net of related tax effects                                 2,907
Net earnings (loss) - pro forma                           2,959         (3,622)
Basic earnings (loss) per share - as reported              0.18          (0.03)
Basic earnings (loss) per share - pro forma                0.10          (0.13)

Diluted earnings (loss) per share - as reported            0.18          (0.03)

Diluted earnings (loss) per share - pro forma              0.10          (0.13)


         The alternative fair value accounting provided for under SFAS 123 requires use of option pricing models that were not developed for use in valuing employee stock options.


NOTE 2 - Acquisitions:

         The consolidated condensed financial statements include the results of operations of acquired companies commencing on the date of acquisition. The total purchase consideration for each of the above acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition.


LeveLite Technology, Inc.

         On August 15, 2002, Trimble acquired LeveLite Technology, Inc. ("LeveLite"), a California corporation, for approximately $5.7 million. This strategic acquisition complements Trimble's entry-level construction instrument product line. The purchase price consisted of 437,084 shares of the common stock. The merger agreement provides for Trimble to make additional earn-out payments not to exceed $3.9 million (in common stock and cash payment) based on future revenues derived from existing product sales to a certain customer. On January 22, 2003, Trimble issued the first earn-out payment (combination of stock and cash) with a fair market value of approximately $0.4 million, related to the earn-out for the quarter ended January 3, 2003. On April 23, 2003, Trimble issued the second earn-out payment (combination of stock and cash) with a fair market value of approximately $0.4 million, related to the earn-out for the quarter ended April 4, 2003. Also, if Trimble receives any proceeds from a pending litigation, a portion will be paid to the former shareholders of LeveLite. The additional payments, if earned, result in additional goodwill.

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


NOTE 3 - Goodwill and Intangible Assets:

Goodwill and purchased intangible assets consisted of the following:

                                                       April 4,       January 3,
As of                                                    2003            2003
-----                                                    ----            ----
(in thousands)

Goodwill:
    Goodwill, Spectra Precision acquisition              187,537        185,277
    Goodwill, other acquisitions                          21,054         20,656
                                                          ------         ------
Total goodwill*                                        $ 208,591     $  205,933
                                                       =========     ==========
Intangible assets:
  Intangible assets with definite life:
     Existing technology                                  26,256         25,986
     Trade names, trademarks, patents, and other
        intellectual property                             21,528         21,594
                                                          ------         ------
Total intangible assets                                   47,784         47,580
Less accumulated amortization                           (26,456)       (24,342)
                                                         -------        -------
Total net intangible assets                            $  21,328     $   23,238
                                                       =========     ==========

*  Increase  in the  first  fiscal  quarter  of 2003  was  primarily  due to the weakening of the US dollar versus Euro and Swedish Krona (approximately $2.26 million) and the issuance of the second earn-out payment related to the LeveLite acquisition of approximately $0.4 million.


NOTE 4 -- Certain Balance Sheet Components:

         Inventories consisted of the following:

                                              April 4,           January 3,
As of                                           2003                2003
-----                                           ----                ----
(in thousands)
Raw materials                               $   22,095           $   21,098
Work-in-process                                  3,431                5,187
Finished goods                                  38,987               34,859
                                                ------               ------
                                            $   64,513           $   61,144
                                            ==========           ==========

         Property and equipment consisted of the following:

                                               April 4,          January 3,
As of                                            2003              2003
-----                                            ----              ----
in thousands)

Machinery and equipment                     $    70,080          $   70,660
Furniture and fixtures                           10,065               6,538
Leasehold improvements                            6,514               6,451
Buildings                                         2,909               2,905
Land                                              1,391               1,391
                                                  -----               -----
                                                 90,959              87,945
Less accumulated depreciation                  (69,369)            (65,908)
                                               --------             -------
                                            $    21,590          $   22,037
                                            ===========          ==========

         Other current assets consisted of the following:

                                                 April 4,        January 3,
As of                                              2003             2003
-----                                              ----             ----
(in thousands)

Notes receivable                            $     1,873          $    1,685
Prepaid expenses                                  5,806               5,495
Other                                             1,726               1,297
                                                  -----               -----
                                            $     9,405          $    8,477
                                            ===========          ==========


         Other non-current assets consisted of the following:

                                                 April 4,        January 3,
As of                                              2003             2003
-----                                              ----             ----
(in thousands)

Debt issuance costs, net                    $     2,749          $    2,493
Other investments                                 1,410               1,381
Deposits                                          1,177               1,196
Demonstration inventory, net                      3,383               2,665
Receivables from employees                        1,094               1,223
Other                                             3,387               3,128
                                                  -----               -----
                                            $    13,200          $   12,086
                                            ===========          ==========


NOTE 5 -- Derivative Financial Instruments:


         Trimble transacts business in various foreign currencies and hedges certain identified risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. Trimble utilizes forward contracts to hedge certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the hedge contracts. These hedge instruments are marked to market through earnings every period.

         The following table provides information about our foreign exchange forward contracts outstanding as of April 4, 2003:


                          Foreign Currency   Contract Value     Fair Value in
                               Amount             USD                USD
Currency      Buy/Sell     (in thousands)    (in thousands)    (in thousands)
--------      --------     --------------    --------------    --------------
  AUD           BUY             (1,300)        $    (764)         $   (778)
  CAD           BUY               (800)             (539)             (544)
  EUR           BUY            (11,100)          (11,936)          (11,937)
  GBP           BUY               (526)             (832)             (826)
  JPY           BUY           (335,000)           (2,828)           (2,835)
  MXN           BUY             (1,280)             (117)             (119)
  NZD           BUY             (2,800)           (1,546)           (1,523)
  SEK           BUY           (115,660)          (13,533)          (13,582)
  CAD           SELL              1,630             1,086             1,110
  EUR           SELL             19,559            20,977            21,095
  GBP           SELL                263               412               413
  JPY           SELL            881,431             7,363             7,460
  MXN           SELL              5,000               435               465
                                               $  (1,822)         $ (1,601)
                                               ==========         =========


NOTE 6 -- Long-Term Debt:

         Trimble's long-term debt consists of the following:

                                                         April 4,     January 3,
As of                                                      2003          2003
-----                                                      ----          ----
(in thousands)

Credit Facilities:
    Five-year term loan                                   $ 26,600      $ 32,600
    U.S. and multi-currency revolving credit facility       33,850        35,000
    Subordinated note                                       69,136        69,136
    Promissory notes and other                               1,764         1,789
                                                             -----         -----
                                                           131,350       138,525

Less bank and other short-term borrowings                        -         6,556
Less current portion of long-term debt                      24,085        24,104
                                                            ------        ------
    Non-current portion                                  $ 107,265     $ 107,865
                                                         =========     =========


Credit Facilities

         In July of 2000, Trimble obtained $200 million of senior, secured credit facilities (the "Credit Facilities") from a syndicate of banks to support the acquisition of Spectra Precision Group and its ongoing working capital requirements and to refinance certain existing debt. At April 4, 2003, Trimble has approximately $60.5 million outstanding under the Credit Facilities, comprised of $26.6 million under a $100 million five-year term loan, $18.8 million under a $50 million U.S. dollar only revolving credit facility ("revolver"), and $15.1 million under a $50 million multi-currency revolver. The Company has access to an additional $66.1 million of cash under the terms of the revolver loans. The Company has commitment fees on the unused portion of 0.5% if the leverage ratio (which is defined as all outstanding debt, excluding the seller subordinated note, divided by Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is
2.0 or greater and 0.375% if the leverage ratio is less than 2.0.

         Pricing for any borrowings under the Credit Facilities was fixed for the first six months at LIBOR plus 275 basis points and is thereafter tied to a formula, based on the leverage ratio.

         The Credit Facilities are secured by all of the Company's material assets, except for assets that are subject to foreign tax considerations. Financial covenants of the Credit Facilities include leverage, fixed charge, and minimum net worth tests, all of which were amended during the third quarter of 2002. At April 4, 2003, Trimble was in compliance with these financial debt covenants. The amounts due under the revolver loans are paid as the loans mature, and the loan commitment fees are paid on a quarterly basis.

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

         The Credit Facilities allow Trimble to repay the subordinated note at any time (in part or in whole), provided that (a) Trimble's leverage ratio (Debt (excluding the seller note)/EBITDA) prior to such repayment is less than 1.0x and (b) after giving effect to such repayment Trimble would have (i) a leverage ratio (Debt (excluding any remaining portion of the subordinated note)/EBITDA) of less than 2.0x and (ii) cash and unused availability under the revolvers of the Credit Facilities of at least $35 million. The note, by its terms, is subordinated to the borrowings under Credit Facilities.

         As of April 4, 2003 the principal amount outstanding was approximately $69.1 million. To the extent that interest and principal due on the maturity date becomes delinquent, an additional 4% interest rate per annum will apply.

         On April 14, 2003, the Company sold 2,100,000 shares of its common stock, no par value per share, to a certain investor at a price of $18.25 per share in an offering pursuant to the Company's "shelf" registration statement which was declared effective by the Securities and Exchange Commission on March 28, 2003. The offering resulted in net proceeds to the Company of approximately $36.7 million (less commission and fees), approximately $31 million of which was used to pay down the principal balance and $5.7 million was used to pay down the accrued interest due on the Subordinated Note.


Promissory Note

         The promissory note consists of a $1.7 million liability arising from the purchase of a building for Trimble's Corvallis, Oregon site. The note is payable in monthly installments through April 2015, bearing a variable interest rate (3.99% as of April 4, 2003).


Weighted Average Cost of Debt

         The weighted average cost of debt was approximately 5.9% for the fiscal quarter ended April 4, 2003.


NOTE 7 -- Segment Information:

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

         To  achieve  distribution,   marketing,   production,   and  technology
advantages in Trimble's targeted markets, the Company manages its operations in the following five segments:

o Engineering and Construction -- Consists of products currently used by survey and construction professionals in the field for positioning data collection, field computing, data management, and automated machine guidance and control. These products provide solutions for numerous construction applications including surveying, general construction, site preparation and excavation, road and runway construction, and underground construction.

o Field Solutions -- Consists of products that provide solutions in a variety of agriculture and fixed asset applications, primarily in the areas of precise land leveling, machine guidance, yield monitoring, variable-rate applications of fertilizers and chemicals, and fixed asset data collection for a variety of governmental and private entities. This segment is an aggregation of the Mapping and GIS operation and the Agriculture operation. Trimble has aggregated these business operations under a single general manager in order to continue to leverage its research and development activities due to the similarities of products across the segment.

o Mobile Solutions -- Consists of products that enable end-users to monitor and manage their mobile assets by communicating location-relevant information from the field to the office. Trimble offers a range of products that address a number of sectors of this market including truck fleets, security, telematics, and public safety vehicles.

o Component Technologies -- Currently, Trimble markets its GPS component products through an extensive network of OEM relationships. These products include proprietary chipsets, modules, and a variety of intellectual property. The applications into which end-users currently incorporate the component products include: timing applications for synchronizing wireless and computer systems; in-vehicle navigation and telematics (tracking) systems; fleet management; security systems; data collection systems; and wireless handheld consumer products.

o Portfolio Technologies -- The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of the total revenue. In the first fiscal quarter of 2003, this segment was comprised solely of the Military and Advanced Systems business. The Tripod Data Systems business is now included in the Engineering and Construction segment, while previously it was included in this segment.


         Trimble evaluates each of these segment's performance and allocates resources based on profit and loss from operations before income taxes, and some corporate allocations. The accounting policies applied by each of the segments are the same as those used by Trimble in general.

         The following table presents revenues, operating income (loss), and identifiable assets for the five segments. All financial information for fiscal 2002 has been re-stated in order to reflect the realignment of the reportable segments. Operating income (loss) is net revenue less operating expenses, excluding general corporate expenses, goodwill amortization, restructuring charges, non-operating income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker views by segment are accounts receivable and inventory.


                                     Engineering &    Field        Mobile       Component       Portfolio
                                     Construction    Solutions    Solutions    Technologies   Technologies      Total
(In thousands)
Three months ended April 4, 2003:
       External net revenues          $  85,663      $  20,681      $ 3,168     $  15,866       $  1,947       $ 127,325
       Operating income (loss)
        before corporate allocations  $  12,240      $   3,314      $  (687)    $   3,855       $   (752)      $  17,970

Three months ended March 29, 2002:
       External net revenues          $  72,049      $  18,031      $ 2,352     $  10,025       $  1,572       $ 104,029
       Operating income (loss)
        before corporate allocations  $  12,195      $   3,862      $(3,323)    $   1,042       $   (997)      $  12,779


As of April 4, 2003
    Accounts receivable (1)           $  85,470      $  15,433      $ 2,955     $  10,076       $  2,424       $ 116,358
    Inventories                       $  50,566      $   5,823      $ 2,782     $   2,607       $  2,735       $  64,513

As of January 3, 2003
    Accounts receivable (1)           $  73,474      $  11,598      $ 1,960     $  11,276       $   1,966      $ 100,274
    Inventories                       $  46,332      $   7,337      $ 1,986     $   2,853       $   2,636      $  61,144


 (1) As presented, the accounts receivable number excludes cash received in advance, deferred revenue and allowances, which are not allocated between segments.


         The following are reconciliations corresponding to totals in the accompanying consolidated condensed financial statements:

                                                     April 4,        March 29,
Three Months Ended                                     2003             2002
------------------                                     ----             ----
(In thousands)
Operating income (loss):
Total for reportable segments                        $ 17,970        $ 12,779
Unallocated corporate expenses                        (4,887)         (6,409)
Amortization of purchased intangible assets           (1,795)         (1,978)
Restructuring charges                                   (390)           (304)
                                                        ----            ----
         Operating income                            $ 10,898        $  4,088
                                                     ========        ========


                                                        April 4,      January 3,
As of                                                     2003           2003
-----                                                     ----           ----
(In thousands)
Assets:
   Accounts receivable total for reportable divisions   $116,358       $100,274
   Unallocated (1)                                      (22,144)       (20,629)
                                                        --------       --------
       Total                                            $ 94,214       $ 79,645
                                                        ========       ========
----------------------------
(1) Includes cash in advance, deferred revenue and reserves that are not allocated by segment.


NOTE 8-- Equity:

Comprehensive Income (Loss)

         The components of comprehensive loss, net of related tax, include:

                                                          April 4,     March 29,
Three Months Ended                                         2003          2002
------------------                                         ----          ----
(In thousands)

Net income (loss)                                        $  5,353       $ (715)
Foreign currency translation adjustments                    4,208         (216)
Net gain (loss) on  hedging transactions                      (7)           203
Net unrealized gain on investments                             28             -
                                                               --
   Comprehensive income (loss)                           $  9,582       $ (728)
                                                         ========       =======

         Accumulated other comprehensive income (loss) on the consolidated balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments.


         The components of accumulated other comprehensive income (loss), net of related tax as follows:

                                                          April 4,    January 3,
As of                                                       2003         2003
-----                                                       ----         ----
(In thousands)
Cumulative foreign currency translation adjustments      $  3,176     $ (1,032)
Net loss on hedging transactions                                -             7
Net unrealized gain on investments                             26           (1)
                                                               --           --
   Accumulated other comprehensive income (loss)         $  3,202     $ (1,026)
                                                         ========     =========


NOTE 9 -- Earnings Per Share:

         The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential Common Stock.

                                                        April 4,       March 29,
Three Months Ended                                        2003           2002
------------------                                        ----           ----
(in thousands, except per share data)

Numerator:
  Income available to common shareholders used in
       Basic and diluted earnings (loss) per share       $ 5,353        $ (715)
                                                         =======        =======
Denominator:
  Weighted-average number of common shares
      used in basic earnings (loss) per share             29,360         27,959

   Effect of dilutive securities (using treasury
      stock method):
      Common stock options                                   720              -
      Common stock warrants                                   12              -
                                                              --             --
   Weighted-average number of common shares
      and dilutive potential common shares used
      in diluted income  per share                        30,092         27,959
                                                          ======         ======

Basic earnings (loss) per share                          $  0.18       $ (0.03)
Diluted income (loss) per share                          $  0.18       $ (0.03)


NOTE 10 -- Related-Party Transactions:

Related-Party Lease

         Trimble currently leases office space in Ohio from an association of three individuals, one of whom is an employee of one of the U.S. operating units, under a non-cancelable operating lease arrangement expiring in 2011. The annual rent is subject to adjustment based on the terms of the lease. The Consolidated Condensed Statements of Operations include expenses from this operating lease of $96,882 for fiscal quarter ended April 4, 2003, and $88,025 for fiscal quarter ended March 29, 2002.

Related-Party Notes Receivable

         Trimble has notes receivable from officers and employees of approximately $1.1 million as of April 4, 2003 and $1.2 million as of January 3, 2003. The notes bear interest from 4.49% to 6.62% and have an average remaining life of 2.15 years as of April 4, 2003.


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

         Trimble has elected to treat the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from the Joint Venture under the equity method described above. When and if the Joint Venture is profitable on a sustainable basis, and future operating losses are not anticipated, then Trimble will recognize as a gain, the portion of the $11.0 million, which is un-amortized. To the extent that it is possible that the Company will have any future-funding obligation relating to the Joint Venture, then the relevant amount of the $11.0 million will be deferred until such a time, as the funding obligation no longer exists. Both Trimble's share of profits (losses) under the equity method and the amortization of the $11.0 million deferred gain are recorded under the heading of "Expense for affiliated operations, net" in Non-operating income (expense).

         During the fiscal quarter ended April 4, 2003, Trimble recorded approximately $1.2 million of expenses under the heading of "Expense for affiliated operations, net" in non-operating income (expense) related to certain transactions between the Joint Venture and Trimble. This was comprised of approximately $1.6 million of incremental costs incurred by Trimble as a result of purchasing products from the Joint Venture at a higher price than its original manufacturing costs, offset by approximately $0.4 million of contract manufacturing fees charged to the Joint Venture by Trimble. Due to the nature of the relationship between Trimble and the Joint Venture, a related party, the impact of these agreements is classified under non-operating income (expense) in the condensed consolidated income statement.

         In addition, during the fiscal quarter ended April 4, 2003, Trimble recorded lower operating expenses of approximately $1.9 million due to the transfer of employee related expenses for research and development ($1.2 million), and sales, marketing, and administrative functions ($0.7 million) to the Joint Venture. These employees are devoted to the Joint Venture and are primarily engaged in developing next generation products and technology for that entity.

         Trimble has adopted the equity method of accounting for its investment in the Joint Venture. This requires that the Company records its share of the Joint Venture profits or losses in a given fiscal period. During fiscal quarter ended April 4, 2003, the Joint Venture reported a loss of $0.4 million of which Trimble's share is $0.2 million, which was recorded as a Non-operating expense under the heading of "Expense for affiliated operations, net", but which was offset by the amortization of an equal amount of the original deferred gain on the sale of technology to the Joint Venture.


Nikon Joint Venture

     On March 28, 2003, Trimble and Nikon Corporation reached a definitive agreement to form a 50-50 percent joint venture in Japan, Nikon-Trimble Co., Ltd., which will assume the operations of Nikon Geotecs Co., Ltd. in Japan. Financially, Nikon will contribute (Y)1.2 billion (approximately US$10 million on April 4, 2003) in cash, while Trimble will contribute (Y)500 million in the second fiscal quarter of 2003 (approximately US$4.2 million on April 4, 2003) in cash and (Y)700 million (approximately US$5.9 million on April 4, 2003) in its common stock. Nikon-Trimble Co., Ltd. will purchase assets from Nikon Geotecs Co., Ltd., a Japanese subsidiary of Nikon

Corporation, and Trimble Japan KK, a wholly owned subsidiary of Trimble, and is expected to begin operations during the second fiscal quarter of 2003.

         This new entity will focus on the design and manufacture of surveying instruments including mechanical total stations and related products. In Japan, the joint venture will distribute Nikon's survey products as well as Trimble's survey products including Global Positioning System (GPS) and robotic total stations. Outside of Japan, Trimble will become the exclusive distributor of Nikon survey and construction products.


NOTE 11 -- Product Warranties:

         While Trimble engages in extensive product quality programs and processes including actively monitoring and evaluating the quality of component suppliers, the Company's warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.

Changes in the product warranty liability during the three-months, ended April 4, 2003 are as follows:


                                                                  (in thousands)
                                                                  --------------
                                 Balance at January 3, 2003         $   6,394
                                 Warranties accrued                     1,318
                                 Warranty claims                      (1,283)
                                                                      -------
                                 Balance at April 4, 2003           $   6,429
                                                                    =========

The product warranty liability is classified as accrued warranty in the accompanying condensed consolidated balance sheet.


NOTE 12 -- Litigation:

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

         In November 2001, Qualcomm Inc. filed a lawsuit against Trimble in the Superior Court of the State of California. The complaint asked for damages arising out of Qualcomm's perceived lack of assurances in early 1999 that Trimble's products purchased by Qualcomm would work properly after a scheduled week number rollover event that took place in August 1999. Qualcomm is the only customer to make a claim against Trimble based on the week number rollover event. On March 12, 2003, Qualcomm was awarded a verdict of $916,000, which, except for a small deductible, is covered by the Company's insurance.

         The Company is also a party to other disputes incidental to its business, including a current claim from a European distributor. The Company believes that its ultimate liability as a result of such disputes, if any, would not be material to its overall financial position, results of operations, or liquidity.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in "Certain Other Risk Factors" below and elsewhere in this report as well as in the Company's Annual Report on Form 10-K for fiscal year 2002 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," " could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Trimble's discussion and analysis of its financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See the discussion of our critical accounting policies under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10K for fiscal 2002.


Recent Business Developments

Nikon Joint Venture

     On March 28, 2003, Trimble and Nikon Corporation reached a definitive agreement to form a 50-50 percent joint venture in Japan, Nikon-Trimble Co., Ltd., which will assume the operations of Nikon Geotecs Co., Ltd. in Japan. Financially, Nikon will contribute(Y)1.2 billion (approximately US$10 million on April 4, 2003) in cash, while we will contribute(Y)500 million the second fiscal quarter of 2003 (approximately US$4.2 million on April 4, 2003) in cash and(Y)700 million (approximately US$5.9 million on April 4, 2003) in our common stock. Nikon-Trimble Co., Ltd. will purchase assets from Nikon Geotecs Co., Ltd., a Japanese subsidiary of Nikon Corporation, and Trimble Japan KK, our wholly owned subsidiary, and is expected to begin operations during the second fiscal quarter of 2003.

         This new entity will focus on the design and manufacture of surveying instruments including mechanical total stations and related products. In Japan, the joint venture will distribute Nikon's survey products as well as Trimble's survey products including Global Positioning System (GPS) and robotic total stations. Outside of Japan, Trimble will become the exclusive distributor of Nikon survey and construction products.

* We expect the joint venture to enhance our market position in survey instruments through geographic expansion and market penetration. The Nikon instruments will broaden our survey and construction product portfolio and enable us to better access emerging markets in Russia, Eastern Europe, India and China. It will provide us with the ability to sell its GPS and robotic technology to existing Nikon customers around the world. Additionally, the new company is expected to improve our market position in Japan, which remains a major market for survey instruments.

Equity Financing

              On March 7, 2003, we filed a common stock shelf registration statement with the Securities and Exchange Commission to sell up to $100 million of our common stock, from time to time. We plan to use the net proceeds of any offering of these securities for general corporate purposes, which may include repayment of debt, working capital, capital expenditures, possible acquisitions and any other purpose that we may specify in any supplemental filing. The registration statement was filed with the Securities and Exchange Commission on Form S-3 and became affective on March 28, 2003.

         On April 14, 2003, the Company sold 2,100,000 shares of its common stock, no par value per share, to a certain investor at a price of $18.25 per share in an offering pursuant to the Company's shelf registration statement. Gerard Klauer Mattison & Co., Inc. served as placement agent for the transaction. The offering resulted in net proceeds to the Company of approximately $36.7 million, approximately $31 million of which was used to pay down the principal balance and $5.7 million was used to pay down the accrued interest due on the Subordinated Note, payable to Spectra Physics Holdings, Inc., a subsidiary of Thermo Electron.


Results of Operations

         Our quarterly revenues from operations increased from $104 million in the first fiscal quarter of 2002 to $127.3 million in the first fiscal quarter of 2003. In the first fiscal quarter of 2003, we had net income of $5.4 million, or $0.18 diluted earnings per share, compared to a net loss of $0.7 million, or $0.03 loss per share, in the first fiscal quarter of 2002.

         The following table shows revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below. Operating income by segment excludes unallocated corporate expenses, which are comprised primarily of general and administrative costs, amortization of goodwill and other purchased intangibles as well as other items not controlled by the business segment.

         In the first fiscal quarter of fiscal 2003, we realigned two of our reportable segments and therefore the following table shows restated revenue and operating income by segment to reflect this realignment. The TDS business is now included in the Engineering and Construction segment, while previously it was included in the Portfolio segment.

                                                        % of                         % of
                                        April 4,        Total         March 29,      Total
Three Months Ended                        2003         Revenue         2002         Revenue
------------------                        ----         -------         ----         -------
(Dollars in thousands)
Engineering and Construction
   Revenue                              $ 85,663         67%         $ 72,049         69%
   Segment operating income             $ 12,240                     $ 12,195
   Segment operating income                  14%                          17%
    as a percent of segment
    revenue
Field Solutions
   Revenue                              $ 20,681         16%         $ 18,031         17%
   Segment operating income             $  3,314                     $  3,862
   Segment operating income                  16%                          21%
     (loss) as a percent of
     segment revenue
Mobile Solutions
   Revenue                              $  3,168          2%         $  2,352          2%
   Segment operating loss               $  (687)                     $(3,323)
   Segment operating loss                  (22%)                       (141%)
     as a percent of  segment
     revenue
Component Technologies
   Revenue                              $ 15,866         13%         $ 10,025         10%
   Segment operating income             $  3,855                     $  1,042
   Segment operating income                  24%                          10%
     as a percent of segment
     revenue
Portfolio Technologies
   Revenue                              $  1,947          2%         $  1,572          2%
   Segment operating income             $  (752)                     $  (997)
   Segment operating income                (39%)                        (63%)
     as a percent of segment
     revenue
Total Revenue                           $127,325                     $104,029
Total Segment operating                 $ 17,970                     $ 12,779
    income


A reconciliation of our consolidated segment operating income to consolidated income (loss) before income taxes from operations follows:


                                                   April 4,         March 29,
Three Months Ended                                   2003              2002
(In thousands)

Consolidated segment operating income               $17,970           $12,779
Unallocated corporate expenses                      $ 4,887           $ 6,409
Amortization of purchased                           $ 1,795           $ 1,978
 intangible assets
Restructuring charges                               $   390           $   304
Non-operating expense, net                          $ 4,545           $ 3,803
                                                    -------           -------
Income  from operations before
  income taxes                                      $ 6,353           $   285
                                                    =======           =======


Engineering and Construction

         Engineering and Construction revenues increased by $13.6 million, or 18.9% while segment operating income was flat during the first fiscal quarter of 2003 as compared to the first fiscal quarter of 2002. We continued to experience strong demand for 3-D machine control systems such as the SiteVision product line as our technology continues to be well accepted, and strong demand for survey GPS equipment primarily due to the strength of our products, our marketing actions and geographic expansion (especially in Asia). We also recorded approximately $1.9 million in incremental revenues from LeveLite that was acquired in August of 2002, and benefited from new product introductions and increased demand for existing TDS hand-held data collection products, in particular the Ranger and Recon data collectors. The weakening of the US dollar versus several major currencies during the year contributed approximately $3.1 million of the revenue increase year over year.

         Despite the increased revenues, segment operating income was flat year over year due to increased operating expenses overseas (largely driven by the weaker US dollar), increased research and development spending as we continue to invest in developing next generation technology, lower gross margins resulting from product mix changes, and strength in our OEM business which typically has lower gross margins than sales through our dealer channel.


 Field Solutions

         Field Solutions revenues increased by approximately $2.7 million or 15%, and segment operating income decreased by $0.5 million or 14% during the first fiscal quarter of 2003 as compared the first fiscal quarter of 2002. The GeoExplorer product family for GIS that began shipping in the fourth quarter of fiscal 2002 continues to receive a positive response. GIS sales are typically weaker during the first quarter, but still increased by more than 10% from the previous year, driven primarily by sales of the Geo CE series of products. Agriculture sales benefited from seasonal strength due to the planting season and continued success of autoguidance products partially offset by weakness in the water management segment. Our high-end Autopilot product, which automatically guides a tractor, continues to be met with strong customer acceptance. Despite increased revenues, segment operating income decreased from the first quarter of 2002 primarily due to lower gross margins as a result of product mix changes and additional costs associated with the introduction of new products.

Mobile Solutions

         Mobile Solutions revenues increased by $0.8 million or 35%, and its segment operating loss decreased by $2.6 million or 79% during the first fiscal quarter of 2003 as compared to the first fiscal quarter of 2002. The increased revenues were primarily attributable to the ready mix vertical market, mainly from the CrossCheck product family. During the past year, we also saw a shift in the composition of revenue in this segment, with a growing portion attributed to the newer service-based products while the legacy hardware-only business is declining in importance. The reduction of the segment operating loss by $2.6 million was due to the implementation of cost reduction initiatives of approximately $1.0 million in this business segment, plus the positive impact in the first quarter of 2003 of approximately $1.1 million of other items, $0.7 million of which was a reduction in product related allowances for inventory which has been sold. Gross margins in this segment also increased over prior year due to shift demand to higher margin products, led by the introduction of new GPRS products.


Component Technologies

         Component Technologies revenues increased by $5.8 million or 58%, and segment operating income increased by $2.8 million or 270% during the first fiscal quarter of 2003 as compared to the first fiscal quarter of 2002. Timing revenue increased by $4 million primarily due to strong demand from our wireless infrastructure customers, embedded product lines increased by $0.9 million primarily due to a new product introduced during the second fiscal quarter of 2002. We also saw stronger demand for in-vehicle-navigation products and increases in our chipset license revenues. The increased revenues plus higher gross margins aided by favorable product mix, as well as lower manufacturing costs due to the transfer of the manufacture of some of our products to Solectron China, resulted in higher segment operating income.


Portfolio Technologies

         Portfolio Technologies revenues increased by $0.4 million or 24% during the first fiscal quarter of 2003 as compared to the first fiscal quarter of 2002 due to delayed shipments experienced during the first fiscal quarter of 2002 in the Military and Advanced Systems business, while the operating loss decreased by approximately $0.2 million or 25% due to higher revenues.


International Revenues

         Sales to unaffiliated customers outside the United States comprised approximately 50% of total revenues for both three months ended April 4, 2003 and March 29, 2002, respectively. During the first fiscal quarter of 2003, North and South America represented 55%, Europe, the Middle East and Africa represented 31%, and Asia represented 14%. We anticipate that sales to international customers will continue to account for a significant portion of our revenue. For this reason, we are subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, tariffs, or other barriers. Even though the U.S. Government announced on March 29, 1996, that it supports and maintains the GPS system, and on May 1, 2000, stated that it has no intent to ever again use Selective Availability (SA), a method of degrading GPS accuracy, there may be reluctance in certain foreign markets to purchase such products given the control of GPS by the U.S. Government. Our results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.


Gross Margin

         Gross margin varies due to a number of factors including product mix, international sales mix, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. Gross margin as a percentage of total revenues was 49% for the three months ended April 4, 2003, and 52% for the three months ended March 29, 2002. Gross margin was down due to product mix shifts, strength in OEM sales, including Component Technologies and portions of Agriculture and Construction Instruments, as well as strong revenue from large contracts such as GSI in Japan. These sales typically have lower gross margin than sales to the dealer channel. In addition, $1.1 million in information technology service and other service expense, previously reported as operating expense, was reclassified to cost of sales. We also experienced a drop in margin related to foreign exchange rates fluctuation unfavorable to the U.S. currency due to foreign produced products. Gross margins in the prior year were also unusually high due to favorable product mix and sales of our virtual reference software product.

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


Operating Expenses

         The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                                     April 4,      March 29,
Three months ended                                     2003          2002
------------------                                     ----          ----
(In thousands)

Research and development                           $ 16,040      $ 15,038
Sales and marketing                                  23,997        22,127
General and administrative                            8,635        10,798
Restructuring charges                                   390           304
Amortization of purchased intangible assets           1,795         1,978
                                                      -----         -----
 Total                                             $ 50,857      $ 50,245
                                                   ========      ========



Research and Development

         Research and development spending increased by $1 million during the first fiscal quarter of 2003 representing 12.6% of total revenues, compared with 14.4% in the same corresponding period in fiscal 2002. We experienced an increase of approximately $0.9 million due to the weakness of the US dollar versus major European currencies, and an increase of approximately $1.2 million due to continued investment in next generation technology, primarily in the Engineering and Construction segment. These increases were partially offset by a reduction of approximately $1.2 million due to the transfer of employee related expenses to the CTCT Joint Venture.

* We believe that the development and introduction of new products are critical to the Company's future success and expect to continue the active development of new products.

Sales and Marketing

         Sales and marketing expense increased by $1.9 million during the first fiscal quarter of 2003 and represented 18.8% of total revenues, compared with 21.3% in the same corresponding period in fiscal 2002. We experienced an increase of approximately $1.3 million due to the weakness of the US dollar versus major European currencies, and an increase of approximately $0.6 million in compensation, commission, advertising and promotion related expenses driven primarily by higher revenues.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and exploit new markets for our products.


General and Administrative

         General and administrative expense decreased by $ 2.2 million during the first fiscal quarter of 2003 and represented 6.8% of total revenues, compared with 10.4% in the same corresponding period in fiscal 2002. The primary reasons for lower general and administrative expense were lower bad debt expenses of approximately $1.0 million and a decrease in legal expenses of approximately $0.4 million principally due to the settlement of the Clegg lawsuit.


Restructuring Charges

         Restructuring charges of $0.4 million and $0.3 million were recorded for the three months periods ended April 4, 2003 and March 29, 2002, respectively, which related to severance costs. As a result of these actions, our headcount decreased during the first fiscal quarter of 2003 by 30 individuals and in the corresponding period of fiscal 2002 by 7 individuals. As of April 4, 2003, all of the restructuring charges have been paid.


Non-operating Expense, Net

         The following table shows Non-operating expenses, net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

                                            April 4,        March 29,
Three Months Ended                            2003            2002
------------------                            ----            ----
(in thousands)

Interest income                             $   105         $    87
Interest expense                            (3,480)         (4,030)
Foreign currency transaction gain                92            (59)
 (loss)
Expenses for affiliated operations, net     (1,215)              -
Other expense                                  (47)           (199)
                                               ----           -----
 Total                                     $(4,545)        $(3,803)
                                           ========        ========


         Non-operating expense, net increased by $0.7 million during the first fiscal quarter of 2003 as compared with the corresponding period in fiscal 2002 primarily due to a reduction in net interest expense of approximately $0.6 million offset by expenses of $1.2 million incurred as a result of transfer pricing effects between the company and its CTCT Joint Venture.


Income Tax Provision

         We recorded provisions for income taxes of $1.0 million in each of the three months ended April 4, 2003 and March 29, 2002. These tax provisions reflected mainly foreign taxes on profits in foreign jurisdictions and the ability to realize benefits from the net operating losses generated in the United States.


Off-Balance Sheet Financings and Liabilities

         Other than lease commitments incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any variable interest entities.


Liquidity And Capital Resources

                                                     April 4,       January 3,
As of                                                  2003            2003
-----                                                  ----            ----
(dollars in thousands)

Cash and cash equivalents                           $13,529         $28,679
As a percentage of total assets                        3.0%            6.5%
Accounts receivable days sales outstanding (DSO)         56              58
Inventory turns per year                                4.1             4.1

                                                    April 4,        March 29,
Three Months Ended                                    2003             2002
------------------                                    ----             ----
(dollars in thousands)

Cash provided (used) by operating activities     $ (5,728)         $   9,247
Cash used by investing activities                $ (1,830)         $ (3,989)
Cash used by financing activities                $ (7,592)         $ (3,315)
Net decrease in cash and cash equivalents        $  15,150         $   1,943


         At April 4, 2003, our cash and cash equivalents decreased by $15.2 million from January 3, 2003. We repaid approximately $7.2 million of our debt outstanding during the first fiscal quarter. We also increased our accounts receivables by approximately $14.6 million during the quarter (primarily due to strong shipments in the third month of the quarter), and our inventories by approximately $3.4 million in anticipation of our seasonally strong second fiscal quarter. These increases resulted in a net cash used in operating activities of approximately $5.7 million during the quarter. We also used approximately $1.4 million for capital expenditures.

         At  April  4,  2003,  our  debt  mainly   consisted  of  $60.5  million
outstanding under senior secured credit facilities, and $69.1 million outstanding under the subordinated promissory note related to the acquisition of the Spectra Precision Group. We have relied primarily on cash provided by operating activities to fund capital expenditures and other investing activities.

         On April 14, 2003, the Company sold 2,100,000 shares of its common stock, no par value per share, to a certain investor at a price of $18.25 per share in an offering pursuant to the Company's "shelf" registration statement which was declared effective by the Securities and Exchange Commission on March 28, 2003. The offering resulted in net proceeds to the Company of approximately $36.7 million (less commissions and fees), approximately $31 million of which was used to pay down the principal balance and $5.7 million was used to pay down the accrued interest due on the Subordinated Note.


* In the first fiscal quarter of 2003, cash used by operating activities was $(5.7) million, as compared to $9.3 million provided by operating activities during the corresponding period in fiscal 2002. The prior year was positively impacted by a special one-time distribution of $11.0 million by the CTCT Joint Venture to us. Our ability to continue to generate cash from operations will depend in large part on revenues, the rate of collections of accounts receivable, and profitability.

         Cash flows used in investing activities were $1.8 million in the first fiscal quarter of 2003, as compared to $4.0 million in the corresponding quarter in fiscal 2002 primarily due to $2.2 million cash outlay related to additional 25% equity interest in TerraSat, a German Corporation during the first quarter of fiscal 2002.

         Cash used in financing activities was $7.6 million in the first fiscal quarter of 2003, as compared to $3.3 million in the corresponding quarter in fiscal 2002. During the first quarter of fiscal 2002, the company received $17.4 million related to private equity placement offset by $20.8 million repayment of subordinated debt. In the first fiscal quarter of fiscal 2003 the Company received $0.5 million of cash from the issuance of stock to the Trimble's employees under the stock option plan offset by $7.9 million of debt repayments.

         In July 2000, we obtained $200 million of senior, secured credit facilities (the "Credit Facilities") from a syndicate of banks to support our acquisition of the Spectra Precision Group, the Company's ongoing working capital requirements, and to refinance certain existing debt (see Note 6- of the Notes to the to the Condensed Consolidated Financial Statements). The Credit Facilities consisted of $100 million available as a term loan and $100 million available under the two revolvers. On January 14, 2003, Trimble executed an Amended and Restated Credit Agreement, which restructured the $100 million revolver into four Tranches. Tranches A and C belong to the $50 million U.S. dollar revolver and Tranches B and D belong to the $50 million multi-currency revolver. Allocated to Tranche A is $12.5 million with an expiration date of July 14, 2003 and allocated to Tranche C is $37.5 million with an expiration date of April 7, 2004. Allocated to Tranche B is $1.5 million with an expiration date of July 14, 2003 and allocated to Tranche D is $48.5 million with an expiration date of April 7, 2004. As a result, the $100 million revolver will remain in effect through July 14, 2003 and be reduced to $86 million for the period starting

July 15, 2003 through April 7, 2004. As of April 4, 2003, outstanding balance under the revolver was $33.9 million and under the term loan was $26.6 million.

          The Credit Facilities are secured by all material assets of our Company, except for assets that are subject to foreign tax considerations. Financial covenants of the Credit Facilities include leverage, fixed charge, and minimum net worth tests. At April 4, 2003 and as of the date of this report, we are in compliance with debt covenants. The amounts due under the revolver loans are paid as the loans mature, and the loan commitment fees are paid on a quarterly basis. Under the five-year term loan portion of the Credit Facility, we are due to make payments (excluding interest) of approximately $24 million in fiscal 2003 and the remaining $2.6 million in fiscal 2004.

* We believe that our cash and cash equivalents, together with our credit facilities, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. At April 4 2003, we had $13.5 million of cash and cash equivalents, as well as access to $66.1 million of cash under the terms of our revolver loans.

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


New Accounting Standards

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

         In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We are currently evaluating the provisions of FIN No. 46.

Risks And Uncertainties

     You should carefully consider the following risk factors, in addition to the other information contained in this Form 10-Q and in any other documents to which we refer you in this Form 10-Q, before purchasing our securities. The risks and uncertainties described below are not the only ones we face.

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

Our  current  contract  with  Solectron   expires  in  August  of  2003  and  is
automatically renewable 90-days prior to this expiration date.

     During the first quarter of 2003, Solectron was assembling most of our Component Technology products in China. Although we believe that this initiative in China will bring significant cost savings, we cannot predict potential effects that may result from this program.

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

Our Gross Margin Is Subject to Fluctuation.

     Our gross margin is affected by a number of factors, including product mix, product pricing, cost of components, foreign currency exchange rates and manufacturing costs. For example, since our Engineering and Construction (E&C) and Geographic Information Systems (GIS) products generally have higher gross margins than our Component Technologies products, absent other factors, a shift in sales toward E&C and GIS products would lead to a gross margin improvement. On the other hand, if market conditions in the highly competitive E&C and GIS market segments forced us to lower unit prices, we would suffer a decline in gross margin unless we were able to timely offset the price reduction by a reduction in production costs or by sales of other products with higher gross margins. A decline in gross margin could have negatively impact our earnings per share.

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

The Spread of Severe Acute Respiratory Syndrome May Have a Negative Impact on Our Business and Results of Operations.

     The recent outbreak of severe acute respiratory syndrome, or SARS, which has had particular impact in China, Hong Kong, and Singapore, could have a negative effect on our operations. Our operations may be impacted by a number of SARS-related factors, including, among other things, disrupting operations at the Solectron facility in China and delaying or preventing our expansion in China. If the number of SARS cases continues to spread to other areas, our international and domestic sales and operations could be harmed.


Our Substantial Indebtedness Could Materially Restrict Our Operations and Adversely Affect Our Financial Condition.

     We now have, and for the foreseeable future expect to have, a significant level of indebtedness. Our substantial indebtedness could:

     - increase our vulnerability to general adverse economic and industry conditions;

     -    limit  our   ability  to  fund   future   working   capital,   capital
          expenditures, research and development and other general corporate requirements, or to make certain investments that could benefit us;

     - require us to dedicate a substantial portion of our cash flow to service interest and principal payments on our debt;

     - limit our flexibility to react to changes in our business and the industry in which we operate; and - limit our ability to borrow additional funds.


Our Credit Agreement Contains Stringent Financial Covenants.

     Two of the financial covenants in our Credit Agreement with The Bank of Nova Scotia and certain other banks, dated as of July 14, 2000 as amended (the "Credit Agreement"), minimum fixed charge coverage and maximum leverage ratio, are extremely sensitive to changes in earnings before interest, taxes, depreciation and amortization ("EBITDA"). In turn, EBITDA is highly correlated to revenues and costs. Due to uncertainties associated with the downturn in the worldwide economy, our future revenues by quarter are more difficult to forecast and we have put in place various cost cutting measures, including the consolidation of service functions and centers, offices, and of redundant product lines and reductions in staff. If revenues should decline at a faster pace than the rate of these cost cutting measures, on a quarter-to-quarter basis we may not be in compliance with the two above-mentioned financial covenants. If we default on one or more covenants, we will have to obtain either negotiated waivers or amendments to the Credit Agreement. If we were unable to obtain such waivers or amendments, the banks would have the right to accelerate the payment of our outstanding obligations under the Credit Agreement, which would have a material adverse effect on our financial condition and viability as an operating company. In addition, a default under one of our debt instruments may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us. In September of 2002, we reached an agreement, to ease our financial covenants. These revised covenants will remain in effect through the term of the current credit facility. On January 14, 2003, Trimble executed an Amended and Restated Credit Agreement, which restructured the $100 million revolver into four Tranches. Tranches A & C belong to the $50 million US dollar revolver and Tranches B & D belong to the $50 million multi-currency revolver. Allocated to Tranche A is $12.5 million with an expiration date of July 14, 2003 and allocated to Tranche C is $37.5 million with an expiration date of April 7, 2004. Allocated to Tranche B is $1.5 million with an expiration date of July 14, 2003 and allocated to Tranche D is $48.5 million with an expiration date of April 07, 2004. As a result, the $100 million revolver will remain in effect through July 14, 2003 and be reduced to $86 million for the period starting July 15, 2003 through April 7, 2004.

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

We Face Risks in Investing in and Integrating New Acquisitions.

     We are continuously evaluating external investments in technologies related to our business, and have made relatively small strategic equity investments in a number of GPS-related and laser-related technology companies. Acquisitions of, and investments, in companies, divisions of companies, or products entail numerous risks, including:

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

     As a result of such acquisitions, we have significant assets that include goodwill and other purchased intangibles. The testing of these intangibles under established accounting guidelines for impairment requires significant use of judgment and assumptions. Changes in business conditions could require adjustments to the valuation of these assets. In addition, losses incurred by a company in which we have an investment may have a direct impact on our financial statements or could result in our having to write-down the value of such investment. Any such problems in integration or adjustments to the value of the assets acquired could harm our growth strategy and have a material adverse effect on our business, financial condition and compliance with debt covenants.


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


We are Dependent on Proprietary Technology.

     Our future success and competitive position is dependent upon our proprietary technology, and we rely on patent, trade secret, trademark and copyright law to protect our intellectual property. The patents owned or licensed by us may be invalidated, circumvented and challenged. The rights granted under these patents may not provide competitive advantages to us. Any of our pending or future patent applications may not be issued within the scope of the claims sought by us, if at all.

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

     The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. We recognize that as new patents are issued or are brought to our attention by the holders of such patents or as other intellectual property claims are made, it may be necessary for us to withdraw products from the market, take a license from such patent holders, or redesign our products. We do not believe any of our products currently infringe patents or other proprietary rights of third parties, but we cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Such events could have a material adverse effect on our revenues or profitability.

We are a Party to Certain Litigation Matters From Time to Time in the Ordinary Course of Our Business.

     We are a party to certain litigation matters from time to time in the ordinary course of our business. For example, we are a defendant in a lawsuit filed by one of our European distributors. If we are found liable, we could be required to pay significant damages, including punitive damages and attorneys' fees.

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

We May Encounter Problems Associated With International Operations and Sales.

     Our customers are located throughout the world. Sales to unaffiliated customers outside the United States comprised approximately 50% of total revenues  for both  three  months  ended  April  4,  2003 and  March  29,  2002, respectively. In addition, we have significant international operations, including manufacturing facilities, sales personnel and customer support operations. Our international sales organization contains offices in 21 foreign countries. Our international manufacturing facilities are in Sweden and Germany, and we have a regional fulfillment center in the Netherlands. Our international presence exposes us to risks not faced by wholly domestic companies. Specifically, we have experienced issues relating to integration of foreign operations, greater difficulty in accounts receivable collection, longer payment cycles and currency fluctuations. Additionally, we face the following risks, among others:

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

We are Exposed to Fluctuations in Currency Exchange Rates.

     A significant portion of our business is conducted outside the United States, and as such, we face exposure to adverse movements in non-U.S. currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Compared to the first fiscal quarter of 2002, in the first fiscal quarter of 2003, the US currency has weakened against other currencies, especially against Euro and Swedish Krona.

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


The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

     The market price of our common stock has been, and may continue to be, highly volatile. During the first fiscal quarter of 2003, our stock price ranged from a high of $20.45 to a low of $13.19. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

- announcements and rumors of developments related to our business or the industry in which we compete;

- quarterly fluctuations in our actual or anticipated operating results and order levels;

- general conditions in the worldwide economy, including fluctuations in interest rates;

-    announcements  of  technological  innovations;

-    new products or product enhancements by us or our competitors;

-    developments  in  patents  or  other   intellectual   property  rights  and
     litigation;

-    developments in our relationships  with our customers and suppliers;  and

-    any significant acts of terrorism against the United States.

     In addition, in recent years the stock market in general and the markets for shares of "high-tech" companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock, and the market price of our common stock may decline.


We are Subject to Environmental Laws and Potential Exposure to Environmental Liabilities.

     We are subject to various federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of non-hazardous and hazardous wastes, and emissions and discharges into the environment. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of, or failure to remediate properly, such substances could adversely affect the value and the ability to transfer or encumber such property. Based on currently available information, although there can be no assurance, we believe that such liabilities will not have a material impact on our business.

Provisions in Our Charter Documents and Under California Law Could Prevent or Delay a Change of Control, which Could Reduce the Market Price of Our Common Stock.

     Certain provisions of our articles of incorporation, as amended and restated, our bylaws, as amended and restated, and the California General Corporation Law may be deemed to have an anti-takeover effect and could discourage a third party from acquiring, or make it more difficult for a third party to acquire, control of us without approval of our board of directors. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions allow the board of directors to authorize the issuance of preferred stock with rights superior to those of the common stock.

     We have adopted a Preferred Shares Rights Agreement, commonly known as a "poison pill". The provisions described above, our poison pill and provisions of the California General Corporation Law may discourage, delay or prevent a third party from acquiring us.

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

Market Interest Rate Risk

     We are exposed to market risk due to the possibility of changing interest rates under our senior secured credit facilities. Our credit facilities are comprised of U.S. dollar-only tranches A and C revolvers and multi-currency tranches B and D revolvers. A and B expire July 14, 2003, and C and D expire April 7, 2004, while the five-year term loan expires June 30, 2004. Borrowings under the credit facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on our leverage ratio.

     As of April 4, 2003, our senior debt to EBITDA, as defined under our credit agreement (senior leverage ratio) was approximately 1.15. At this leverage ratio our interest rate on the credit facility is LIBOR plus 125 basis points. EBITDA, as defined in our credit agreement, differs from the common definition of EBITDA in so far as it excludes extraordinary non-cash charges. We have presented the senior leverage ratio from our credit agreement so that readers can see how it impacts our interest expense. If our senior leverage ratio were to decrease to
1.5 the interest rate on the Credit Facility would be LIBOR plus 1.75 basis points. If our senior leverage ratio were to increase to 2.00 the interest rate on the Credit Facility would be LIBOR plus 2.25 basis points.

     The U.S. dollar and the multi-currency revolvers run through April 2004 and have outstanding principal balances of $35 million, in U.S. currency only, as of April 4, 2003. The U.S. dollar and the multi-currency revolvers (tranches A and
B) that run through July of 2003 have been paid down to zero as of April 4, 2003. The term loan expires on June 30, 2004 and has an outstanding principal balance of $26.6 million at April 4, 2003. The three-month LIBOR effective rate at April 4, 2003 was 1.28%. A hypothetical 10% increase in three-month LIBOR rates could result in approximately $77,000 annual increase in interest expense on the existing principal balances.

     In addition, we have a $1.7 million promissory note, of which $85,000 was classified as a current liability at April 4, 2003. The note is payable in monthly installments, bearing a variable interest rate of 3.99% as of April 4, 2003. A hypothetical 10% increase in interest rates would not have a material impact on the results of our operations.

* The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.


Foreign Currency Exchange Rate Risk

     We transact business in various foreign currencies and hedges identified risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the hedge contracts. These hedge instruments are marked to market through earnings every period. From time to time, we may also utilize forward foreign exchange contracts designated as cash flow hedges of operational exposures represented by firm backlog orders to specific accounts over a specific period of time. We record changes in the fair value of cash flow hedges in accumulated, other comprehensive income (loss), until the firm backlog transaction ships. Upon recognition of revenue, we reclassify the gain or loss on the cash flow hedge to the statement of operations. For the fiscal quarter ended April 4, 2003, we recorded a loss of approximately $7,000 reflecting the net change and ending balance in relation to a firm backlog hedge. The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flow from the forecasted transactions. All forward contracts have maturity of less than six months.

* We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

     The following table provides information about our foreign exchange forward contracts outstanding as of April 4, 2003:


                         Foreign Currency     Contract Value     Fair Value in
                             Amount                USD                USD
Currency    Buy/Sell     (in thousands)      (in thousands)      (in thousands)
--------    --------     --------------      --------------      --------------
 AUD          BUY            (1,300)           $   (764)          $   (778)
 CAD          BUY              (800)               (539)              (544)
 EUR          BUY           (11,100)            (11,936)           (11,937)
 GBP          BUY              (526)               (832)              (826)
 JPY          BUY          (335,000)             (2,828)            (2,835)
 MXN          BUY            (1,280)               (117)              (119)
 NZD          BUY            (2,800)             (1,546)            (1,523)
 SEK          BUY          (115,660)            (13,533)           (13,582)
 CAD          SELL             1,630               1,086              1,110
 EUR          SELL            19,559              20,977             21,095
 GBP          SELL               263                 412                413
 JPY          SELL           881,431               7,363              7,460
 MXN          SELL             5,000                 435                465
                               -----                 ---                ---
                                               $ (1,822)          $ (1,601)
                                               ---------          ---------


ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

     Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing of this Form 10-Q (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to timely alert management to material information relating to Trimble (including our consolidated subsidiaries) required to be included in the Company's reports filed under the Exchange Act during the period when our periodic reports are being prepared.

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

     In November 2001, Qualcomm Inc. filed a lawsuit against Trimble in the Superior Court of the State of California. The complaint asked for damages arising out of Qualcomm's perceived lack of assurances in early 1999 that Trimble's products purchased by Qualcomm would work properly after a scheduled week number rollover event that took place in August 1999. Qualcomm is the only customer to make a claim against Trimble based on the week number rollover event. On March 12, 2003, Qualcomm was awarded a verdict of $916,000, which, except for a small deductible, is covered by insurance.

     The Company is also a party to other disputes incidental to its business, including a current claim from a European distributor. The Company believes that its ultimate liability as a result of such disputes, if any, would not be material to its overall financial position, results of operations, or liquidity.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.


     On January 22, 2003, Trimble issued 23,996 shares of its common stock, no par value per share, to former shareholders of LeveLite. This stock issuance, combined with a cash payment to each such shareholder, constituted the first earn-out payment pursuant to the Company's merger agreement with LeveLite. The merger agreement provides for Trimble to make earn-out payments not to exceed an aggregate $3.9 million (in common stock and cash payment) based on future revenues derived from existing product sales to a certain customer. Upon a hearing before the California Department of Corporations in which the terms and conditions of the offer to the LeveLite shareholders were approved, the shares of Common Stock to be issued in the transaction were exempt from registration by reason of qualification under Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits

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

     10.1 Amended and Restated Credit Agreement dated January 14, 2003.

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

     (2) Incorporated by reference to exhibit number 3.8 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

  (b)  Reports on Form 8-K

          On January 27, 2003, the Company filed a report on Form 8-K reporting updated financial guidance for the quarter ending January 3, 2003.

          On February 4, 2003, the Company filed a report on Form 8-K reporting the financial results for the quarter ending January 3, 2003.

          On March 28, 2003, the Company filed a report on Form 8-K, reporting that it reached a definitive agreement with Nikon Corporation to form a joint venture in Japan.

          On March 28, 2003, the Company filed a report on Form 8-K reporting the non-GAAP financial measure, as defined by Regulation G promulgated under Section 401(b) of the Sarbanes-Oxley Act of 2002 ("Regulation G"), which became effective on March 28, 2003.

          On March 28, 2003, the Company filed a report on Form 8-K reporting information required under Form 10-K, Part III, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that was omitted from the Company's annual report on Form 10-K pursuant to Form 10-K, General Instruction G(3). General Instruction G(3) provides that information required by Part III may be incorporated by reference from the registrant's definitive proxy statement (filed or to be filed pursuant to Regulation 13A under the Exchange Act) which involves the election of directors, if such definitive proxy statement is filed with the Commission not later than 120 days after the end of the fiscal year covered by the Form 10-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           TRIMBLE NAVIGATION LIMITED
                                  (Registrant)



By: /s/ Mary Ellen Genovese
---------------------------
    Mary Ellen Genovese
    Chief Financial Officer
   (Authorized Officer and Principal
    Financial Officer)


DATE:  May 15, 2003

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


Dated: May 15, 2003                              /s/ Steven W. Berglund
                                                 ----------------------
                                                     Steven W. Berglund
                                                     Chief Executive Officer

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

Dated: May 15, 2003                           /s/ Mary Ellen Genovese
                                              -----------------------
                                                  Mary Ellen Genovese
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.      Description

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

   10.1 Amended and Restated Credit Agreement, dated January 14, 2003.

   99.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
   (1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, as filed with the SEC on March 29, 1999.

   (2) Incorporated by reference to exhibit number 3.8 to the registrant's Quarterly Report on Form 10-Q for the period ending September 27, 2002.