Form 10-Q
period 2003-07-04
TRIMBLE NAVIGATION LTD /CA/
filed 2003-08-15
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JULY 4, 2003

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


               Yes   [ X ]                    No    [     ]


     Indicate by check mark whether the registrant is an accelerated filer (as defined under in Rule 12b-2 of the Exchange Act).

               Yes   [   ]                    No    [  X ]



     As of August 7, 2003, there were 32,612,030 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED

                                    FORM 10-Q

                                      INDEX

                                                                                        Page
                                                                                       Number


                   PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements:

         Consolidated Condensed Balance Sheets --
           July 4, 2003 and January 3, 2003 (unaudited)..............................    3

         Consolidated Condensed Statements of Operations --
           Three and Six Months Ended July 4, 2003 and June 28, 2002 (unaudited).....    4

         Consolidated Condensed Statements of Cash Flows --
           Six Months Ended July 4, 2003 and June 28, 2002 (unaudited)...............    5

         Notes to Consolidated Condensed Financial Statements........................    6-18

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................    18-34

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..................    35-36

ITEM 4.  Controls and Procedures.....................................................    36


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................................    37

ITEM 2.  Changes in Securities and Use of Proceeds...................................    37

ITEM 4.  Submission of Matters to a Vote of Securities Holders.......................    37

ITEM 6.  Exhibits and Reports on Form 8-K............................................    38,45

SIGNATURES...........................................................................    40-44


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           TRIMBLE NAVIGATION LIMITED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                     July 4,         January 3,
As at                                                                 2003            2003 (1)
-----                                                                 ----            --------
(in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                           $  30,825         $   28,679
   Accounts and other receivables, net                                   114,661             79,645
   Inventories, net                                                       71,108             61,144
   Other current assets                                                    7,398              8,477
                                                                           -----              -----
         Total current assets                                            223,992            177,945

Property and equipment, at cost less accumulated depreciation             21,591             22,037
Goodwill                                                                 216,384            205,933
Other intangible assets, less accumulated amortization                    18,916             23,238
Deferred income taxes                                                        434                417
Other assets                                                              22,985             12,086
                                                                          ------             ------
         Total non-current assets                                        280,310            263,711
                                                                         -------            -------
         Total assets                                                  $ 504,302         $  441,656
                                                                       =========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank and other short-term borrowings                                $       -         $    6,556
   Current portion of long-term debt                                      12,623             24,104
   Accounts payable                                                       36,719             30,669
   Accrued compensation and benefits                                      22,467             17,728
   Accrued liabilities                                                    16,053             21,000
   Accrued warranty expense                                                6,591              6,394
   Deferred income tax liabilities                                         1,385                  -
   Income taxes payable                                                    7,187              6,450
                                                                           -----              -----
Total current liabilities                                                103,025            112,901

Non-current portion of long-term debt                                     98,114            107,865
Deferred gain on joint venture                                            10,377             10,792
Deferred income tax liabilities                                            2,779              2,561
Other non-current liabilities                                              6,434              6,186
                                                                           -----              -----
Total liabilities                                                        220,729            240,305
                                                                         -------            -------
Commitments and Contingencies

Shareholders' equity:
   Common stock, no par value; 60,000 shares authorized;
        32,309 and 29,309 shares outstanding, respectively               277,719            225,872
   Accumulated deficit                                                  (10,037)           (23,495)
   Accumulated other comprehensive income (loss)                          15,891            (1,026)
                                                                          ------            ------
Total shareholders' equity                                               283,573            201,351
                                                                         -------            -------
Total liabilities and shareholders' equity                             $ 504,302         $  441,656
                                                                       =========         ==========

(1) Derived from the January 3, 2003 audited consolidated financial statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2002.

* See accompanying Notes to Consolidated Condensed Financial Statements.


                           TRIMBLE NAVIGATION LIMITED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended           Six Months Ended
                                                             ------------------           ----------------
                                                        July 4,      June 28,        July 4,       June 28,
                                                         2003         2002            2003           2002
                                                         ----         ----            ----           ----
(in thousands, except per share data)
Revenue                                                $138,132      $123,256      $ 265,457      $ 227,285
Cost of revenue                                          67,037        62,305        132,607        112,001
                                                         ------        ------        -------        -------
Gross margin                                             71,095        60,951        132,850        115,284

Operating expenses
   Research and development                              17,077        14,986         33,117         30,024
   Sales and marketing                                   24,560        21,897         48,557         44,024
   General and administrative                             9,896         9,874         18,531         20,672
   Restructuring charges                                    716           188          1,106            492
   Amortization of purchased intangibles                  1,725         2,324          3,520          4,302
                                                          -----         -----          -----          -----
Total operating expenses                                 53,974        49,269        104,831         99,514
                                                         ------        ------        -------         ------

Operating income                                         17,121        11,682         28,019         15,770

Non-operating income (expense), net
   Interest income                                           82           133            187            220
   Interest expense                                     (6,096)       (3,548)        (9,576)        (7,578)
   Foreign currency transaction gain (loss), net            391         (710)            483          (769)
   Expenses for affiliated operations, net              (1,901)       (1,210)        (3,116)        (1,210)
   Other income (expense), net                             (92)          (21)          (139)            178
                                                           ---           ---           ----             ---
Total non-operating expense, net                        (7,616)       (5,356)       (12,161)        (9,159)
                                                        -------        -------       -------         ------

Income before income taxes                                9,505         6,326         15,858          6,611

Income tax provision                                      1,400         2,000          2,400          3,000
                                                          -----         -----          -----          -----
Net income                                             $  8,105      $  4,326      $  13,458      $   3,611
                                                       ========      ========      =========      =========
Basic earnings per share                               $   0.26      $   0.15      $    0.44      $  0.13
                                                       ========      ========      =========      =========
Shares used in calculating basic earnings per share      31,474        28,339         30,417         28,149

Diluted earnings per share                             $   0.25      $   0.15      $    0.43      $    0.13
                                                       ========      ========      =========      =========
Shares used in calculating diluted earnings per share    33,079        29,058         31,564         28,758


* See accompanying Notes to Consolidated Condensed Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                               ----------------
                                                             July 4,    June 28,
                                                              2003        2002
                                                              ----        ----
(In thousands)

Cash flow from operating activities:
   Net income                                              $ 13,458      $3,611
Adjustments to reconcile net income to cash
flows provided by operating activities:
   Depreciation expense                                       4,460       5,585
   Amortization expense                                       3,908       4,697
   Provision for doubtful accounts                              150       1,542
   Amortization of deferred gain                                  -       (796)
   Amortization of debt issuance cost                         3,273           -
   Deferred income taxes                                      1,588       1,044
   Other                                                      1,875         892
Decrease (increase) in assets:
   Accounts receivable, net                                (32,550)    (14,001)
   Inventories                                             (10,795)       (784)
   Other assets                                             (2,877)     (1,239)
   Effect of foreign currency translation adjustment          5,132         757
Increase (decrease) in liabilities:
   Accounts payable                                           6,050       2,272
   Accrued compensation and benefits                          4,739       2,457
   Deferred gain on joint venture                             (415)      11,000
   Deferred gain - other                                          -         324
   Accrued liabilities                                      (2,366)     (2,752)
   Income taxes payable                                         737       1,571
                                                                ---       -----
Net cash provided (used) by operating activities            (3,633)      16,180
                                                            ------       ------

Cash flow from investing activities:
   Acquisition of property and equipment, net               (3,472)     (4,213)
   Acquisitions, net of cash acquired                       (5,453)     (2,158)
   Costs of capitalized patents                                (13)        (48)
                                                               ---         ---
Net cash used by investing activities                       (8,938)     (6,419)
                                                            ------      -------

Cash flow from financing activities:
   Issuance of common stock and warrants                     44,386      19,262
  Collections (payment) of notes receivable                     645       (665)
   Payments on long-term debt and revolving credit lines   (30,314)    (31,700)
                                                           --------    --------
Net cash provided (used) by financing activities             14,717    (13,103)
                                                             ------    --------

Net increase (decrease) in cash and cash equivalents          2,146     (3,342)
Cash and cash equivalents, beginning of period               28,679      31,078
                                                             ------      ------
Cash and cash equivalents, end of period                   $ 30,825    $ 27,736
                                                           ========    ========

Supplemental  disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                            $  7,993    $ 10,294
       Income tax, net of refunds                               290       1,733


* See accompanying Notes to Consolidated Condensed Financial Statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 -- Basis of Presentation and New Accounting Standards:

Basis of Presentation

         The Condensed Consolidated Financial Statements of Trimble Navigation Limited and subsidiaries, ("Trimble" or the "Company") for the three and six month periods ended July 4, 2003 and June 28, 2002, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at January 3, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Certain amounts from prior years have been reclassified to conform to the current year presentation. The Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Trimble's Annual Report on Form 10-K for the fiscal year ended January 3, 2003.

         The results of operations for the three and six month periods ended July 4, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2004.

New Accounting Standards

         In November of 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 is not expected to have a material impact on the Company's financial condition or results of operations.

         In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is considered to be the primary beneficiary in a VIE. Primary beneficiary is the party subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The requirements of FIN No. 46 apply immediately to VIE's created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of FIN No. 46.

         In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity" which requires freestanding financial instruments such as mandatory redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial condition or results of operations.

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

         Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan using the fair value method of SFAS No.123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions at July 4, 2003 and June 28, 2002:

                                                    July 4,          June 28,
                                                     2003             2002
                                                     ----             ----
Expected stock price volatility                      61.4%            53.3%
Risk free interest rate                               2.9%             3.1%
Expected life of options after vesting                1.5              1.4
Expected dividend yield                                -                -

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

         Trimble's pro forma information is as follows:


                                                     Three Months Ended             Six Months Ended
                                                     ------------------             ----------------
                                                    July 4,       June 28,       July 4,      June 28,
                                                     2003           2002          2003          2002
                                                     ----           ----          ----          ----
(In thousands)
Net income - as reported                           $  8,105      $  4,326       $ 13,458      $  3,611

Stock-based employee compensation expense
   determined under fair value method for all
   awards, net of related tax effects                 2,970         3,473          5,364        6,380
Net earnings (loss) - pro forma                       5,135           853          8,094       (2,769)

Basic earnings  per share - as reported                0.26          0.15           0.44          0.13
Basic earnings (loss) per share - pro forma            0.16          0.03           0.27        (0.10)

Diluted earnings per share - as reported               0.25          0.15           0.43          0.13
Diluted earnings (loss) per share - pro forma          0.16          0.03           0.26        (0.10)


NOTE 2 - Acquisitions:

         The consolidated condensed financial statements include the results of operations of acquired companies commencing on the date of acquisition. The total purchase consideration for each of the below acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition.


Applanix Corporation

* At the beginning of the third fiscal quarter, Trimble acquired privately held Applanix Corporation of Ontario, Canada in a stock transaction valued at CAD $25 million (769,493 shares valued at approximately US$18.7 million).

Applanix develops systems that integrate Inertial Navigation System (INS) and Global Positioning System (GPS) technologies. Trimble expects the Applanix acquisition to extend its technology portfolio and enable increased robustness and capabilities in its future positioning products. Applanix's performance will be reported under the Company's Portfolio Technologies business segment.

LeveLite Technology, Inc.

         On August 15, 2002, Trimble acquired LeveLite Technology, Inc. ("LeveLite"), a California corporation, for approximately $5.7 million. This strategic acquisition complements Trimble's entry-level construction instrument product line. The purchase price consisted of 437,084 shares of common stock. The merger agreement provides for Trimble to make additional earn-out payments not to exceed $3.9 million (in common stock and cash payment) based on future revenues derived from existing product sales to a certain customer. The additional payments, if earned, result in additional goodwill. As of July 4, 2003, the total earn-out amount was approximately $1.1 million.

         Also, if Trimble receives any proceeds from a pending litigation, a portion will be paid to the former shareholders of LeveLite.


Grid Data, Inc.

         On April 2, 2001, Trimble acquired certain assets of Grid Data, an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, the purchase agreement provided for Trimble to make earn-out payments based upon the completion of certain business milestones. In June 2002, Trimble issued 268,352 shares in settlement of all earn-out payments, which resulted in additional goodwill of $4.8 million, with a final purchase price of approximately $8.3 million.


NOTE 3 - Joint Ventures:

Caterpillar Trimble Control Technologies Joint Venture

         On April 1, 2002, Caterpillar Trimble Control Technologies LLC ("CTCT"), a joint venture formed by Trimble and Caterpillar began operations. CTCT is 50 percent owned by Trimble and 50 percent owned by Caterpillar, with equal voting rights. It is developing and marketing next generation advanced electronic guidance and control products for earthmoving machines in the construction, mining, and waste industries. CTCT is based in Dayton, Ohio. Under the terms of the joint venture agreement, Caterpillar contributed $11.0 million cash plus selected technology, for a total contributed value of $14.5 million, and Trimble contributed selected existing machine control product technologies valued at $25.5 million. Additionally, both companies have licensed patents and other intellectual property from their portfolios to CTCT. During the first fiscal quarter of 2002, Trimble received a special cash distribution of $11.0 million from CTCT.

         Trimble has elected to treat the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from CTCT under the equity method. When and if CTCT is profitable on a sustainable basis, and future operating losses are not anticipated, then Trimble will recognize as a gain, the portion of the $11.0 million, which is un-amortized. To the extent that it is possible that the Company will have any future-funding obligation relating to CTCT, then the relevant amount of the $11.0 million will be deferred until such a time, as the funding obligation no longer exists. Both Trimble's share of profits (losses) under the equity method and the amortization of the $11.0 million deferred gain are recorded under the heading of "Expense for affiliated operations, net" in Non-operating income (expense).

         The expenses for affiliated operations at CTCT, net is comprised of incremental costs as a result of purchasing products from CTCT at a higher price than Trimble's original manufacturing costs, partially offset by contract manufacturing fees charged to CTCT:

                                                 Three Months Ended     Six Months Ended
                                                 ------------------     ----------------
                                                  July 4,   June 28,    July 4,   June 28,
                                                   2003      2002        2003       2002
                                                   ----      ----        ----       ----
(in millions)
Total expenses for affiliated operations, net*    $ 1.9      $ 1.2      $ 3.1      $ 1.2


* Due to the nature of the relationship between Trimble and CTCT, a related party, the impact of these agreements is classified under non-operating income (expense) under the heading of "Expense for affiliated operations, net".


         Reimbursement of costs from CTCT due to employee-related costs for Trimble's employees devoted to CTCT:

                                      Three Months Ended      Six Months Ended
                                      ------------------      ----------------
                                      July 4,    June 28,    July 4,    June 28,
                                        2003       2002        2003       2002
                                        ----       ----        ----       ----
(in millions)
Total reimbursed costs from CTCT       $ 1.9      $ 1.2       $ 3.8      $ 1.2


         Trimble has adopted the equity method of accounting for its investment in CTCT. This requires that the Company records its share of CTCT profits or losses in a given fiscal period, partially offset by the amortization of an equal amount of the original deferred gain on the sale of technology to CTCT. These transactions are recorded as a Non-operating expense under the heading of "Expense for affiliated operations, net":


                                           Three Months Ended   Six Months Ended
                                           ------------------   ----------------
                                            July 4,  June 28,   July 4, June 28,
                                             2003      2002      2003    2002
                                             ----      ----      ----    ----
(in millions)
CTCT's reportable loss                     $ (0.4)  $ (0.3)    $ (0.8)  $ (0.3)
Trimble's share of CTCT's reportable loss  $ (0.2)  $ (0.1)    $ (0.4)  $ (0.1)

     At July 4, 2003, the outstanding balance due from CTCT to Trimble was approximately $5.9 million while the outstanding balance due to CTCT from Trimble was approximately $5.7 million.

Nikon-Trimble Joint Venture

     On March 28, 2003, Trimble and Nikon Corporation entered into an agreement to form a joint venture in Japan, Nikon-Trimble Co., Ltd. ("Nikon-Trimble"), which would assume the operations of Nikon Geotecs Co., Ltd., a Japanese subsidiary of Nikon Corporation and Trimble Japan KK, a Japanese subsidiary of Trimble. Nikon-Trimble began operations in July 2003.

     Under the terms of the Nikon-Trimble agreement, Nikon contributed (Y)1.2 billion (approximately US$10 million on June 30, 2003) in cash, while Trimble contributed (Y)500 million (approximately US$4.1 million on June 30, 2003) in cash and (Y)700 million of its common stock (232,834 shares valued at approximately US$5.9 million on June 30, 2003). The Nikon-Trimble joint venture purchased certain tangible and intangible assets from Nikon Geotecs Co., Ltd. and Trimble Japan KK.

     Nikon-Trimble is 50 percent owned by Trimble and 50 percent owned by Nikon, with equal voting rights. It is focusing on the design and manufacture of surveying instruments including mechanical total stations and related products. In Japan, this joint venture will distribute Nikon's survey products as well as Trimble's Global Positioning System (GPS) survey products and other Engineering and Contstruction products, including robotic total stations. Outside of Japan, Trimble will be the exclusive distributor of Nikon survey and construction products.

     Trimble has adopted the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture to be reported by Trimble in the Non-operating section of the Consolidated Statement of Operations under the heading of "Expenses for affiliated operations, net." At July 4, 2003, the outstanding balance from Nikon-Trimble due to Trimble was approximately $2.6 million related to the transfer of certain tangible and intangible assets from Trimble Japan KK.


NOTE 4 - Goodwill and Intangible Assets:

Goodwill and purchased intangible assets consisted of the following:

                                                                            July 4,         January 3,
As of                                                                         2003             2003
(in thousands)
Goodwill:
    Goodwill, Spectra Precision acquisition                                   196,540          185,277
    Goodwill, other acquisitions                                               19,844           20,656
                                                                               ------           ------
Total goodwill*                                                            $  216,384       $  205,933
                                                                           ==========       ==========

Other intangible assets: Intangible assets with definite life:
     Technology                                                                27,029           25,986
     Trade names, trademarks, patents, and other intellectual property         20,548           21,594
                                                                               ------           ------
Total intangible assets                                                        47,577           47,580
Less accumulated amortization                                                (28,661)         (24,342)
                                                                              -------          -------
Total Other intangible assets, net                                         $   18,916       $   23,238
                                                                           ==========       ==========

* The increase in goodwill during the six-months of 2003 was primarily due to the weakening of the US dollar versus Euro and Swedish Krona of approximately $8.3 million.

NOTE 5 -- Certain Balance Sheet Components:


   Inventories, net consisted of the following:
                                                   July 4,        January 3,
As of                                               2003             2003
(in thousands)
Raw materials                                    $  20,922        $  21,098
Work-in-process                                      3,322            5,187
Finished goods                                      46,864           34,859
                                                    ------           ------
                                                 $  71,108         $ 61,144
                                                 =========         ========


         Other current assets, net consisted of the following:

                                                 July 4,        January 3,
As of                                             2003             2003
-----                                             ----             ----
(in thousands)

Notes receivable                             $  1,040         $   1,685
Prepaid expenses                                5,434             5,495
Other                                             924             1,297
                                                  ---             -----
                                             $  7,398         $   8,477
                                             ========         =========

         Property and equipment consisted of the following:

                                                July 4,       January 3,
As of                                            2003            2003
-----                                            ----            ----
(in thousands)

Machinery and equipment                       $  70,686     $   64,964
Furniture and fixtures                           10,092          9,779
Leasehold improvements                            6,649          6,558
Buildings                                         5,253          5,253
Land                                              1,391          1,391
                                                  -----          -----
                                                 94,071         87,945
Less accumulated depreciation                  (72,480)       (65,908)
                                                -------       -------
                                              $  21,591     $   22,037
                                              =========     ==========

         Other non-current assets consisted of the following:

                                                     July 4,       January 3,
As of                                                 2003            2003
-----                                                 ----            ----
(in thousands)

Debt issuance costs, net                         $     1,826     $    2,493
Nikon-Trimble joint venture investment*               10,570              -
Other investments                                      1,384          1,381
Deposits                                               1,112          1,196
Demonstration equipment, net                           3,954          2,665
Receivables from employees                             1,050          1,223
Other                                                  3,089          3,128
                                                       -----          -----
                                                 $    22,985     $   12,086
                                                 ===========     ==========

* Includes transaction costs of approximately $0.5 million.

NOTE 6 -- Derivative Financial Instruments:


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

         The following table provides information about our foreign exchange forward contracts outstanding as of July 4, 2003:

                       Foreign Currency    Contract Value      Fair Value in
                            Amount              USD                 USD
Currency    Buy/Sell    (in thousands)     (in thousands)      (in thousands)
--------    --------    --------------     --------------      --------------
   AUD        Buy             1,300          $   (794)           $   (881)
   CAD        Buy               470              (334)               (351)
   EUR        Buy             1,693            (1,947)             (1,944)
   JPY        Buy           122,864            (1,031)             (1,040)
   MXN        Buy               320               (29)                (31)
   NZD        Buy             4,100            (2,375)             (2,438)
   SEK        Buy           112,241           (13,577)            (13,991)
   CAD        Sell            (700)                457                 524
   EUR        Sell         (28,859)             32,416              33,080
   JPY        Sell        (551,795)              4,652               4,676
   MXN        Sell          (5,000)                460                 473
                                             $  17,898           $  18,078
                                             ---------           ---------

NOTE 7 -- Long-Term Debt:

         Trimble's long-term debt consists of the following:

                                                      July 4,        January 3,
As of                                                   2003            2003
-----                                                   ----            ----
(in thousands)

 Credit Facilities:
    Term loan                                        $ 50,000        $ 32,600
    Revolving credit facility                          59,000          35,000
    Subordinated note                                       -          69,136
    Promissory notes and other                          1,737           1,789
                                                        -----           -----
                                                      110,737         138,525

Less bank and other short-term borrowings                   -           6,556
Less current portion of long-term debt                 12,623          24,104
                                                       ------          ------
    Non-current portion                              $ 98,114       $ 107,865
                                                     ========       =========

The following table summarizes our future repayment obligations (excluding interest):

                                                                                      2007 and
July 3, 2003                            Total     2003     2004      2005     2006      Beyond
------------                            -----     ----     ----      ----     ----      ------
(in thousands)
Credit Facilities:
 Term Loan                              50,000  $ 6,250   $12,500   $12,500  $12,500   $6,250
 Revolving credit facility              59,000        -         -         -   59,000        -
 Promissory note and other               1,737       55       110       110      110    1,352
 Total contractual cash obligations   $110,737  $ 6,305   $12,610   $12,610  $71,610   $7,602


Credit Facility

         On June 25, 2003, Trimble obtained a $175 million secured credit facility, ("the Credit Facility") from a syndicate of 9 banks to repay the Thermo Subordinated Note ("the Subordinated Note") and certain existing higher interest credit facilities, pay fees and expenses related to this new credit facility, and for ongoing working capital and general corporate needs. Due to the full repayment of the Subordinated Note and the amount outstanding under the original higher interest credit facility, the Company recorded a non-cash charge as Interest Expense of approximately $3.6 million.

         At July 4, 2003, Trimble had approximately $109 million of borrowings under the Credit Facility, comprised of a $50 million four-year term loan and $59 million of a $125 million three-year revolver. The Company has access to an additional $64 million of cash under the terms of the revolving credit facility. The Company has commitment fees on the unused portion of 0.5% if the Leverage Ratio (which is defined as total indebtedness to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is 2.0 or greater and 0.375% if the Leverage Ratio is less than 2.0.

         Pricing for any borrowings under the Credit Facility is fixed for the first six months at LIBOR plus 200 basis points (3.11 % at July 4, 2003) and is thereafter tied to a formula, based on the Leverage Ratio.

         The Credit Facility is secured by all of the Company's material assets, except for assets that are subject to foreign tax considerations. Financial covenants of the Credit Facility include leverage, fixed charge, and minimum net worth tests. At July 4, 2003, Trimble was in compliance with all financial debt covenants. The amount due under the revolver loan is paid as the loan matures on June 25, 2006, and the loan commitment fees are paid on a quarterly basis.

         Under the terms of the Credit Facility, the Company is currently restricted from paying dividends and is limited as to the amount of its common stock that it can repurchase. The Company is allowed to pay dividends and repurchase shares of its common stock up to 25% of net income in the previous fiscal year.

Subordinated Note

         In the first fiscal quarter of 2002, the Company renegotiated the terms of the Subordinated Note and under the revised agreement extended the term of the Subordinated Note until July 14, 2004, at an interest rate of approximately 10.4% per year. The Subordinated Note was paid-off in full on June 25, 2003 as permitted in the new Credit Facility Agreement dated June 25, 2003.


Promissory Note

         The promissory note consists of a $1.7 million liability arising from the purchase of a building for Trimble's Corvallis, Oregon site. The note is payable in monthly installments through April 2015, bearing a 3.99% variable interest rate as of July 4, 2003.

Weighted Average Cost of Debt

         The weighted average cost of debt was approximately 3.11% for the fiscal quarter ended July 4, 2003.

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

o Field Solutions -- Consists of products that provide solutions in a variety of agriculture and fixed asset applications, primarily in the areas of precise land leveling, machine guidance, yield monitoring, variable-rate applications of fertilizers and chemicals, and fixed asset data collection for a variety of governmental and private entities. This segment is an aggregation of the mapping and geographic information systems (GIS) and Agriculture operations. Trimble has aggregated these business operations under a single general manager in order to continue to leverage its research and development activities due to the similarities of products across the segment.

o Mobile Solutions -- Consists of products that enable end-users to monitor and manage their mobile assets by communicating location-relevant information from the field to the office. Trimble offers a range of products that address a number of sectors of this market including truck fleets, security, telematics, and public safety vehicles.

o Component Technologies -- Currently, Trimble markets its GPS component products through an extensive network of OEM relationships. These products include proprietary chipsets, modules, and a variety of intellectual property. The applications into which end-users currently incorporate the component products include: timing applications for synchronizing wireless and computer systems; in-vehicle navigation and telematics (tracking) systems; fleet management; security systems; data collection networks; and wireless handheld consumer products.

o Portfolio Technologies -- The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of the total revenue. During the first two fiscal quarters of 2003, this segment was comprised solely of the Military and Advanced Systems business. The Tripod Data Systems business is now included in the Engineering and Construction segment, while previously it was included in this segment. Beginning with the third quarter of fiscal 2003, Applanix's performance will be reported in this business segment.


         Trimble evaluates each of these segment's performance and allocates resources based on profit and loss from operations before income taxes, and some corporate allocations. The Company and each of its segments employ the same accounting policies.

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


The identifiable assets that Trimble's Chief Operating Decision Maker (Trimble's Chief Executive Officer) views by segment are accounts receivable and inventory.

                                     Engineering
                                          &            Field       Mobile       Component       Portfolio
                                     Construction    Solutions    Solutions    Technologies   Technologies    Total
                                     ------------    ---------    ---------    ------------   ------------    -----
(In thousands)
Three months ended July 4, 2003:
    External net revenues              $ 95,797        $ 19,950    $  3,651       $ 16,820      $  1,914       $138,132
    Operating income (loss)
    before corporate allocations       $ 18,623        $  3,555    $ (2,025)      $  4,558      $  (386)       $ 24,325

Three months ended June 28, 2002:
    External net revenues              $ 83,856        $ 18,212    $   1,840      $ 15,175      $  4,173       $123,256
    Operating income (loss)
    before corporate allocations       $ 15,124        $  3,152    $ (3,172)      $  2,173      $    754       $ 18,031

Six months ended July 4, 2003:
    External net revenues              $181,460        $ 40,631    $   6,819      $ 32,686      $  3,861       $265,457
    Operating income (loss)
    before corporate allocations       $ 30,863        $  6,869    $ (2,712)      $  8,413      $(1,138)       $ 42,295

Six months ended June 28, 2002:
    External net revenues              $155,905        $ 36,243    $   4,192      $ 25,200      $  5,745       $227,285
    Operating income (loss)
    before corporate allocations       $ 27,319        $  7,014    $ (6,495)      $  3,215      $  (243)       $ 30,810

As of July 4, 2003
    Accounts receivable (1)            $105,213        $ 13,103    $   2,698      $  8,275      $  2,736       $132,025
    Inventories                        $ 58,196        $  4,639    $   3,057      $  1,861      $  3,355       $ 71,108

As of January 3, 2003
    Accounts receivable (1)            $ 73,474        $ 11,598    $   1,960      $ 11,276      $  1,966       $100,274
    Inventories                        $ 46,332        $  7,337    $   1,986      $  2,853      $  2,636       $ 61,144
----------------------------

(1) As presented, the accounts receivable number excludes cash received in advance, deferred revenue and allowances, which are not allocated between segments.


         The following are reconciliations corresponding to totals in the accompanying consolidated condensed financial statements:

                                           Three Months Ended  Six Months Ended
                                           ------------------  ----------------
                                           July 4,  June 28,   July 4,  June 28,
                                            2003      2002      2003      2002
                                            ----      ----      ----      ----
(In thousands)
Operating income:
Total for reportable segments               $24,325   $18,031  $42,295  $30,810
Unallocated corporate expenses                4,763     3,837    9,650   10,246
Amortization of purchased intangible assets   1,725     2,324    3,520    4,302
Restructuring charges                           716       188    1,106      492
                                                ---       ---    -----      ---
         Operating income                   $17,121   $11,682  $28,019  $15,770
                                            =======   =======  =======  =======

                                                         July 4,     January 3,
As of                                                     2003          2003
-----                                                     ----          ----
(In thousands)
Assets:
   Accounts receivable total for reportable divisions    $132,025     $100,274
   Unallocated (1)                                       (17,364)     (20,629)
                                                         -------      -------
       Total                                             $114,661      $79,645
                                                         ========      =======
----------
(1) Includes cash in advance, deferred revenue, reserves, and other receivables that are not allocated by segment.


NOTE 9 -- Equity:

Comprehensive Income (Loss)

         The components of comprehensive income, net of related tax, include:



                                            Three Months Ended    Six Months Ended
                                            ------------------    ----------------
                                            July 4,   June 28,    July 4,   June 28,
                                             2003       2002       2003       2002
                                             ----       ----       ----       ----
(In thousands)
Net income                                $ 8,105    $ 4,326      $13,458   $ 3,611
Foreign currency translation adjustments   12,619     11,685       16,825    11,469
Net gain on hedging transactions               14          -            7       203
Net unrealized gain on investments             57         14           85        14
   Comprehensive income                   $20,795    $16,025      $30,375   $15,297


Accumulated other comprehensive income on the consolidated condensed balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments.


         The components of accumulated other comprehensive income (loss), net of related tax as follows:

                                                         July 4,    January 3,
As of                                                     2003         2003
(In thousands)
Cumulative foreign currency translation adjustments    $  15,793    $  (1,032)
Net gain on hedging transactions                              14             7
Net unrealized gain (loss) on investments                     84           (1)
                                                              --           --
   Accumulated other comprehensive income (loss)       $  15,891       (1,026)
                                                       =========       ======

Equity Financing:

         On April 14, 2003, Trimble sold 2,100,000 shares of its common stock, no par value per share, to a certain investor at a price of $18.25 per share in an offering pursuant to its shelf registration statement. The offering resulted in net proceeds to Trimble of approximately $36.6 million, approximately $31 million of which was used to pay down the principal balance and $5.6 million was used to pay down the accrued interest due on the Subordinated Note. This Subordinated Note was paid off on June 25, 2003.

NOTE 10 -- Earnings Per Share:

         The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.


                                                       Three Months Ended         Six Months Ended
                                                       ------------------         ----------------
                                                      July 4,      June 28,      July 4,      June 28,
                                                       2003          2002         2003          2002
                                                       ----          ----         ----          ----
(In thousands)
Numerator:
  Net Income                                        $ 8,105      $ 4,326         $ 13,458      $ 3,611
                                                    =======      =======         ========      =======
Denominator:
  Weighted-average number of common shares
      used in basic earnings per share               31,429       28,339           30,395       28,149
   Effect of dilutive securities (using treasury
      Stock method):
      Common stock options                            1,425          673            1,068          587
      Common stock warrants                             225           46              101           22
  Weighted-average number of common shares
      and dilutive potential common shares used
      in diluted earnings  per share                 33,079       29,058           31,564       28,758
                                                     ======       ======           ======       ======

Basic earnings per share                              $0.26        $0.15            $0.44        $0.13
Diluted earnings per share                            $0.25        $0.15            $0.43        $0.13

NOTE 11 -- Related-Party Transactions:

Lease

         Trimble currently leases office space in Ohio from an association of three individuals, one of whom is an employee of one of the U.S. operating units, under a non-cancelable operating lease arrangement expiring in 2011. The annual rent is subject to adjustment based on the terms of the lease. The Consolidated Condensed Statements of Operations include expenses from this operating lease of $86,351 for each of fiscal quarters ended July 4, 2003 and June 28, 2002, and $172,702 for each of six-month periods ended July 4, 2003 and June 28, 2002.


Notes Receivable

         Trimble has notes receivable from officers and employees of approximately $1.05 million as of July 4, 2003 and $1.2 million as of January 3, 2003. The notes bear interest from 4.49% to 6.62% and have an average remaining life of 2.17 years as of July 4, 2003.


Joint Ventures

     See Note 3 of the Notes to Consolidated Condensed Financial Statements.



NOTE 12 -- Product Warranties:

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

Changes in the product warranty liability during the six months ended July 4, 2003 are as follows:


                                                     (in thousands)
                                                     --------------
                     Balance at January 3, 2003       $ 6,394
                     Warranties accrued                 2,746
                     Warranty claims                  (2,549)
                                                      ------
                     Balance at July 4, 2003          $ 6,591
                                                      =======


NOTE 13 -- Litigation:

         The Company is a party to other disputes incidental to its business, including a current claim from a European distributor. The Company believes that its ultimate liability as a result of such disputes, if any, would not be material to its overall financial position, results of operations, or liquidity.

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


Recent Business Developments

Nikon-Trimble Joint Venture

     On March 28, 2003, Trimble and Nikon Corporation entered into an agreement to form a joint venture in Japan, Nikon-Trimble Co., Ltd. ("Nikon-Trimble"), which would assume the operations of Nikon Geotecs Co., Ltd., a Japanese subsidiary of Nikon Corporation and Trimble Japan KK, our Japanese subsidiary. Nikon-Trimble began operations in July of 2003.

     Under the terms of the Nikon-Trimble agreement, Nikon contributed (Y)1.2 billion (approximately US$10 million on June 30, 2003) in cash, while we contributed (Y)500 million (approximately US$4.1 million on June 30, 2003) in cash and (Y)700 million of our common stock (232,834 shares valued at approximately US$5.9 million on June 30, 2003). Nikon-Trimble purchased certain tangible and intangible assets from Nikon Geotecs Co., Ltd., and Trimble Japan KK.

     Nikon-Trimble is 50 percent owned by us and 50 percent owned by Nikon, with equal voting rights. It is focusing on the design and manufacture of surveying instruments including mechanical total stations and related products. In Japan, this joint venture will distribute Nikon's survey products as well as our Global Positioning System (GPS) survey products and other Engineering and Construction products, including robotic total stations. Outside of Japan, we will be the exclusive distributor of Nikon survey and construction products.

     We have adopted the equity method of accounting for our investment in Nikon-Trimble, therefore 50% share of profit or loss from this joint venture will be reported by Trimble in the Non-operating section of the Consolidated Statement of Operations under the heading of "Expenses for affiliated operations, net." At July 4, 2003, the outstanding balance from Nikon-Trimble due to Trimble was approximately $2.6 million related to the transfer of certain tangible and intangible assets from Trimble Japan KK.

     * We expect the joint venture to enhance our market position in survey instruments through geographic expansion and market penetration. The Nikon instruments will broaden our survey and construction product portfolio and enable us to better access emerging markets. It will also provide us with the ability to sell our GPS and robotic technology to existing Nikon customers. Additionally, Nikon-Trimble is expected to improve our market position in Japan.

Acquisition of Applanix Corporation

     * At the beginning of our third fiscal quarter, we acquired privately held Applanix Corporation of Ontario, Canada in a stock transaction valued at CAD $25 million (769,493 shares valued at approximately US$18.7 million). Applanix develops systems that integrate Inertial Navigation System (INS) and Global Positioning System (GPS) technologies. We expect the Applanix acquisition to extend our technology portfolio and enable increased robustness and capabilities in our future positioning products. Applanix's performance will be reported under our Portfolio Technologies business segment.

Results of Operations

         Our revenues from operations from the three months and six months periods ended July 4, 2003, were $138.1 million and $265.5 million, as compared to $123.3 million and $227.3 million in the corresponding periods in fiscal 2002. The net income for the three and six months periods ended July 4, 2003 was $8.1 million, or $0.25 diluted income per share and $13.5 million, or $0.43 diluted income per share, compared to a net income for the corresponding periods in fiscal 2002, of $4.3 million, or $0.15 diluted income per share and $3.6 million or $0.13 diluted income per share.

         The following table shows revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below. Operating income by segment excludes unallocated corporate expenses, which are comprised primarily of general and administrative costs, amortization of purchased intangibles as well as other items not controlled by the business segment.

     At the beginning of fiscal 2003, we realigned two of our reportable segments and therefore the following table shows restated revenue and operating income by segment to reflect this realignment. The Tripod Data Systems business is now included in the Engineering and Construction segment, while previously it was included in the Portfolio segment.



                                      Three Months Ended                              Six Months Ended
                                                  % of                  % of                 % of                  % of
                                     July 4,      Total    June 28,     Total     July 4,     Total    June 28,     Total
                                      2003       Revenue     2002      Revenue     2003      Revenue     2002      Revenue
                                      ----       -------     ----      -------     ----      -------     ----      -------
(Dollars in thousands)
Engineering and Construction
   Revenue                           $ 95,797     69%      $ 83,856      68%     $181,460      68%      $155,905     69%
   Segment operating income          $ 18,623              $ 15,124              $ 30,863               $ 27,319
   Segment operating income as a          19%                   18%                   17%                    18%
     percent of segment revenue
Field Solutions
   Revenue                           $ 19,950     15%      $ 18,212      15%     $ 40,631      15%      $ 36,243     16%
   Segment operating income          $  3,555              $  3,152              $  6,869               $  7,014
   Segment operating income as a          18%                   17%                   17%                    19%
     percent of segment revenue
Mobile Solutions
   Revenue                           $  3,651      3%      $  1,840       2%     $  6,819       3%      $  4,192      2%
   Segment operating loss            $(2,025)              $(3,172)              $(2,712)               $(6,495)
   Segment operating loss as a          (55%)                (172%)                 (40%)                 (155%)
     percent of segment revenue



                                                  Three Months Ended                              Six Months Ended
                                                       % of                   % of                   % of                  % of
                                          July 4,       Total     June 28,    Total    July 4,       Total     June 28,    Total
                                            2003       Revenue     2002      Revenue    2003        Revenue     2002      Revenue
                                            ----       -------     ----      -------    ----        -------     ----      -------
Component Technologies
   Revenue                                 $ 16,820       12%     $ 15,175     12%      $ 32,686       12%      $ 25,200    11%
   Segment operating income                $  4,558               $  2,173              $  8,413                $  3,215
   Segment operating income as a                27%                    14%                   26%                     13%
   percent of segment revenue
Portfolio Technologies
   Revenue                                 $  1,914        1%     $  4,173      3%      $  3,861        2%      $  5,745     2%
   Segment operating income (loss)         $  (386)               $    754              $(1,138)                $  (243)
   Segment operating income                   (20%)                    18%                 (29%)                    (4%)
  (loss) as a percent of segment revenue

Total Revenue                              $138,132               $123,256              $265,457                $227,285
Total Segment operating income             $ 24,325               $ 18,031              $ 42,295                $ 30,810


A reconciliation of our consolidated segment operating income to consolidated income before income taxes from operations follows:


                                             Three Months Ended     Six Months Ended
                                             July 4,   June 28,   July 4,   June 28,
                                              2003      2002       2003      2002
                                              ----      ----       ----      ----
(In thousands)
Consolidated segment operating income        $ 24,325  $ 18,031   $ 42,295   $ 30,810
Unallocated corporate expenses                (4,763)   (3,837)    (9,650)   (10,246)
Amortization of purchased intangible assets   (1,725)   (2,324)    (3,520)    (4,302)
Restructuring charges                           (716)     (188)    (1,106)      (492)
Non-operating expense, net                    (7,616)   (5,356)   (12,161)    (9,159)
                                              ------    ------    -------     ------
Income from operations before income taxes   $  9,505  $  6,326   $ 15,858   $  6,611
                                             ========  ========   ========   ========



Engineering and Construction

     Engineering and Construction revenues increased by $11.9 million (or 14.2%) and $25.6 million (or 16.4%) while segment operating income increased $3.5 million (or 23.1%) and $3.5 million (or 13%) for the three and six months ended July 4, 2003 as compared to the same corresponding periods in fiscal 2002. We continued to experience increased demand for survey equipment primarily due to the strength of our products, our marketing actions and geographic expansion. We also recorded approximately $1.9 million and $3.9 million in incremental revenues for the three and six months ended July 4, 2003, respectively, from LeveLite that was acquired in August of 2002. We benefited from new product introductions and increased demand for TDS hand-held data collection products, in particular the Recon (tm) data collector. The weakening of the US dollar versus several major currencies during the year contributed approximately $4.6 million and $7.7 million of the revenue increases for the three and six months ended July 4, 2003 as compared to the same corresponding periods in fiscal 2002.

         Segment operating income increased as a result of higher revenues but were partially offset by increased operating expenses overseas (largely driven by the weaker US dollar), increased research and development ("R&D") spending as we continue to invest in developing next generation technology, and strength in our OEM business which typically has lower gross margins than sales through our dealer channel.


 Field Solutions

     Field Solutions revenues increased by approximately $1.7 million (or 9.5%) and $4.4 million (or 12%), while segment operating income increased by $0.4 million (or 12.8%) and decreased by $0.1 million (or 2%) for the three and six months ended July 4, 2003 as compared to the same corresponding periods in fiscal 2002. Revenues were up year over year due to continued strong sales of the GeoExplorer (r) CE series handhelds and robust market acceptance of Autopilot products. Despite increased revenues, segment operating income decreased from the corresponding first six months of 2002 primarily due to lower gross margins as a result of product mix changes and additional costs associated with the introduction of new products.


Mobile Solutions

     Mobile Solutions revenues increased by $1.8 million (or 98%) and $2.6 million (or 63%), while segment operating loss decreased by $1.1 million (or 36%) and $3.8 million (or 58%) for the three and six months ended July 4, 2003 as compared to the same corresponding periods in fiscal 2002. The increased revenues were primarily attributable to the ready-mix vertical market, mainly from increased sales of products and services related to the Televisant (tm) system platform. During the past year, we also saw a shift in the composition of revenue in this segment, with a growing portion attributed to this newer service-based product offering while the legacy hardware-only business is declining in importance. The reduction of the segment operating loss by $1.1 million was due to the implementation of cost reduction initiatives of over $0.9 million, and the positive impact in the first half of 2003 of increased gross margins in this segment over prior year due to shift in demand to higher margin products, led by the introduction of new General Packet Radio System ("GPRS") products.


Component Technologies

         Component Technologies revenues increased by $1.6 million (or 11%) and $7.5 million (or 30%), while segment operating income increased by $2.4 million (or 110%) and $5.2 million (or 162%) for the three and six months ended July 4, 2003 as compared to the same corresponding periods in fiscal 2002. The increase in revenues during fiscal 2003 was primarily due to increased demand from our wireless infrastructure customers. The increased revenues and higher gross margins aided by favorable product mix, as well as lower costs due to the transfer of the manufacturing of our products to China, which resulted in higher segment operating income.


Portfolio Technologies

         Portfolio Technologies revenues decreased by $2.3 million (or 54%) and $1.9 million (or 33%), while operating loss increased by $1.1 million (or 151%) and $0.9 million (or 368%) for the three and six months ended July 4, 2003 as compared to the same corresponding periods in fiscal 2002. These results were primarily driven by lower revenue of military-related products and unfavorable product mix changes.


International Revenues

* Sales to our unaffiliated customers in locations outside the U.S. were approximately 49% and 46% of total revenues for six months ended July 4, 2003 and June 28, 2002, respectively. North and South America represented 56% of total revenue, Europe, the Middle East and Africa 31%, and Asia 13% in the first six months of fiscal 2003. We anticipate that sales to international customers will continue to account for a significant portion of our revenue. For this reason, we are subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. Trimble's results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the U.S.


Gross Margin

         Gross margin varies due to a number of factors including product mix, international sales mix, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs.

Gross margin as a percentage of total revenues was approximately 51% and 50% for the three and six months ended July 4, 2003, and approximately 50% and 51% for the corresponding periods in fiscal 2002. Gross margin was higher due to strong sales by Tripod Data Systems', GIS, wireless infrastructure, survey products, and strong focus on product cost reductions.

* Because of potential product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margins cannot be assured. In addition, should the global economic conditions deteriorate further, gross margin could be further adversely impacted.


Operating Expenses

         The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                         Three Months Ended     Six Months Ended
                                         ------------------     ----------------
                                         July 4,   June 28,    July 4,  June 28,
                                          2003       2002       2003      2002
                                          ----       ----       ----      ----
(In thousands)

Research and development               $ 17,077   $ 14,986   $  33,117  $ 30,024
Sales and marketing                      24,560     21,897      48,557    44,024
General and administrative                9,896      9,874      18,531    20,672
Restructuring charges                       716        188       1,106       492
Amortization of purchased intangibles     1,725      2,324       3,520     4,302
                                          -----      -----       -----     -----
 Total                                 $ 53,974   $ 49,269   $ 104,831  $ 99,514
                                       ========   ========   =========  ========


Research and Development

         Research and development spending increased by $2.1 million and $3.1 million during the three and six month periods ended July 4, 2003, and represented 12.4% and 12.5% of revenue, compared with 12.2% and 13.2% in the same corresponding periods in fiscal 2002. The increase in fiscal 2003 was due primarily to continued investment in next generation technology of approximately $2.4 million and $3.7 million during the three and six months periods ended July 4, 2003, primarily in the Engineering and Construction segment and the weakness of the US dollar versus major European currencies.


* We believe that the development and introduction of new products are critical to the Company's future success and expect to continue the active development of new products.


Sales and Marketing

         Sales and marketing expense increased by $2.7 million and $4.5 million during the three and six month periods ended July 4, 2003 and represents 17.8% and 18.3% of revenue, compared with 17.8% and 19.4% in the same corresponding periods in fiscal 2002. The increases in fiscal 2003 were primarily due to increased compensation, commission, advertising and promotion related expenses of approximately $1.5 million and $2.0 million during the three and six-month periods ended July 4, 2003 compared with similar periods during the prior year essentially driven by higher revenues and the weakness of the US dollar versus major European currencies.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and exploit new markets for our products.

General and Administrative

         General and administrative expense increased by $22,000 (representing 7.2% of revenue) during the second fiscal quarter of 2003 as compared to the corresponding period during fiscal 2002 (representing 8.0% of revenue). General and administrative expense decreased by $2.1 million (representing 7.0% of revenue) during the six-month period ended July 4, 2003 over the corresponding period during fiscal 2002 (representing 9.1% of revenue). The primary reasons for lower general and administrative expense during the first six-months period of fiscal 2003 as compared to the corresponding period in fiscal 2002 were lower bad debt expenses of approximately $1.4 million and a decrease in legal expenses of approximately $0.6 million principally due to the settlement of a lawsuit.


Restructuring Charges

         Restructuring charges of $0.7 million and $1.1 million were recorded during the three and six months periods ended July 4, 2003, respectively, which related to severance costs and Trimble's Japanese office relocation due to the Nikon-Trimble joint venture formation. As a result of these actions, our headcount decreased during the six months period ended July 4, 2003 by 50 individuals and in the corresponding period of fiscal 2002 by 30 individuals. As of July 4, 2003, the outstanding unpaid balance related to restructuring activities was approximately $135,000.


Non-operating Expense, Net

         The following table shows Non-operating expenses, net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:


                                            Three Months Ended         Six Months Ended
                                            ------------------         ----------------
                                           July 4,      June 28,     July 4,     June 28,
                                             2003         2002        2003         2002
                                             ----         ----        ----         ----
(in thousands)
Interest income                            $      82    $     133    $     187     $    220
Interest expense                             (6,096)      (3,548)      (9,576)      (7,578)
Foreign currency transaction gain (loss)         391        (710)          483        (769)
Expenses for affiliated operations, net      (1,901)      (1,210)      (3,116)      (1,210)
Other expense                                   (92)         (21)        (139)          178
                                                ---          ---         ----           ---
 Total                                     $ (7,616)    $ (5,356)    $(12,161)     $(9,159)
                                           ========     ========     =========     ========


     Non-operating expense, net increased by $2.3 million during the second quarter of fiscal 2003 as compared with the corresponding period in fiscal 2002, while increasing by $3.0 million during the six-months period ended July 4, 2003 as compared with the corresponding period in fiscal 2002 primarily due to increased interest expense and expenses for affiliated operations. The increase in interest expense of $2.6 million was mainly due to $2.3 million of debt issuance costs written off as a result of our debt refinancing in June 2003 and $1.3 million related to the write off of the remaining unamortized portion of the warrants issued to Spectra Physics Holdings, Inc. upon the full repayment of the principal balance of the Subordinated Note in June 2003. The increase of expenses for affiliated operations for the three-month period is due to the shipment of a higher volume of Machine Control products containing CTCT technology as compared to the corresponding period in fiscal 2002. The increase of expenses for affiliated operations during the six-month period is due to the fact that CTCT commenced operations in April of 2002, resulting in no such expenses during the first fiscal quarter of 2002. Thess increases were partially offset by a reduction in interest expenses mainly due to debt reduction and lower interest rate.


Income Tax Provision

         The Company recorded provisions for income taxes of $1.4 million for the three months ended July 4, 2003 and $2.4 million for the six months ended July 4, 2003. The provisions for income taxes for the comparable periods in 2002 were $2 million and $3 million, respectively. These amounts reflect foreign taxes on profits in foreign jurisdictions and the ability to realize the benefit from the net operating losses generated in the United States.

Off-Balance Sheet Financings and Liabilities

         Other than lease commitments incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements.


Liquidity And Capital Resources

                                                     July 4,       January 3,
As of                                                 2003            2003
-----                                                 ----            ----
(dollars in thousands)

Cash and cash equivalents                            $30,825       $28,679
As a percentage of total assets                         6.1%          6.5%
Accounts receivable days sales outstanding (DSO)          69            58
Inventory turns per year                                 3.8           4.1


                                                  July 4,          June 28,
Six Months Ended                                   2003              2002
----------------                                   ----              ----
(in thousands)

Cash provided (used) by operating activities      $ (3,633)         $ 16,180
Cash used by investing activities                 $ (8,938)         $ (6,419)
Cash provided (used) by financing activities      $  14,717         $(13,103)
Net change in cash and cash equivalents           $   2,146         $ (3,342)


         At July 4, 2003, our cash and cash equivalents increased by $2.1 million from January 3, 2003. We repaid our entire indebtedness under our previous credit facility on June 25, 2003 as well as our subordinated note. We simultaneously borrowed $109 million on our new Credit Facility dated June 25, 2003. We also increased our accounts receivables by approximately $32.6 million during the first six months of fiscal 2003 and our inventories by approximately $10.8 million. These increases resulted in net cash used in operating activities of approximately $3.6 million during the first six months of fiscal 2003. We also used approximately $3.5 million for capital expenditures.

         At July 4, 2003, our debt mainly consisted of $109 million outstanding under a secured credit facility. We have relied primarily on cash provided by operating activities to fund capital expenditures and other investing activities.

         On April 14, 2003, the Company sold 2,100,000 shares of its common stock, no par value per share, to a certain investor at a price of $18.25 per share in an offering pursuant to the Company's shelf registration statement. The offering resulted in net proceeds to the Company of approximately $36.6 million, approximately $31 million of which was used to pay down the principal balance and $5.6 million was used to pay down the accrued interest due on the Subordinated Note.

* In the first six months of 2003, cash used by operating activities was $3.6 million, as compared to $16.2 million provided by operating activities during the corresponding period in fiscal 2002. The decrease was primarily due to increase in accounts receivable and inventories of $32.6 million and $10.8 million, respectively. Also, the prior year was positively impacted by a special one-time distribution of $11.0 million by the CTCT joint venture to us. Our ability to continue to generate cash from operations will depend in large part on revenues, the rate of collections of accounts receivable, and profitability.

         Cash flows used in investing activities were $8.9 million in the first six months of fiscal 2003, as compared to $6.4 million in the corresponding fiscal period in 2002. The increase was primarily due to a $4.2 million cash outlay related to the company's cash contribution to the Nikon-Trimble joint venture in June 2003.

         Cash provided by financing activities was $14.7 million in the first six months of 2003, as compared to $13.1 million used in financing activities in the corresponding period in fiscal 2002. In the first six months ended July 4, 2003, we received net proceeds of approximately $36.6 million from the sale of
2.1 million shares of our common stock in April 2003, $7.8 million of cash from the issuance of common stock to our employees under the stock option and stock purchase plans. These receipts were partially offset by $30.3 million of debt repayments. In the corresponding period in fiscal 2002, we made $31.7 million of debt repayments and this was partially offset by $17.4 million of net proceeds received from a private equity placement and $1.9 million related to the issuance of common stock under the employee stock option and stock purchase plans.

         On June 25, 2003, we obtained a new Credit Facility which enabled us to pay off our indebtedness under the previous credit facility and the Subordinated
Note in the amount of $109 million.

          The new Credit Facility is secured by all material assets of our Company, except for assets that are subject to foreign tax considerations. Financial covenants of the Credit Facility include leverage, fixed charge, and minimum net worth tests. At July 4, 2003 and as of the date of this report, we are in compliance with debt covenants. The amounts due under the revolver loan are paid as the loans mature, and the loan commitment fees are paid on a quarterly basis. Under the four-year term loan portion of the Credit Facility, we are due to make payments (excluding interest) of approximately $6.3 million in fiscal 2003, $12.5 million in each of the following fiscal years for the next 3 years (2004, 2005, and 2006) and $6.2 million in fiscal 2007.

* We believe that our cash and cash equivalents, together with our Credit Facility, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. At July 4 2003, we had $30.8 million of cash and cash equivalents, as well as access to $64 million of borrowings under the terms of our revolver loans.

         Under the terms of the Credit Facility, we are currently restricted from paying dividends and are limited as to the amount of our common stock that we can repurchase. We are allowed to pay dividends and repurchase shares of our common stock up to 25% of net income in the previous fiscal year.


         The  following  table  summarizes  our  future  repayment   obligations
(excluding interest):

                                                                        2007 and
July 3, 2003               Total      2003     2004    2005     2006     Beyond
------------               -----      ----     ----    ----     ----     ------
(in thousands)

Credit Facilities:
Term Loan                 $ 50,000  $ 6,250  $12,500  $12,500  $12,500  $ 6,250
Revolving credit facility   59,000        -        -        -   59,000        -
Promissory note and other    1,737       55      110      110      110    1,352
Total contractual cash
obligations               $110,737  $ 6,305  $12,610  $12,610  $71,610    7,602


* We expect fiscal 2003 capital expenditures to be approximately $8 million to $11 million, primarily for computer equipment, software, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.


New Accounting Standards

     In November of 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 is not expected to have a material impact on the Company's financial condition or results of operations.

         In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is considered to be the primary beneficiary in a VIE. Primary beneficiary is the party subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The requirements of FIN No. 46 apply immediately to VIE's created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We are currently evaluating the provisions of FIN No. 46.

     In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity" which requires freestanding financial instruments such as mandatory redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial condition or results of operations.


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

         Our current contract with Solectron continues in effect until either party gives the other ninety days written notice.

         Since January 2003, Solectron has been assembling most of our Component Technology products in China. Although this initiative in China has brought cost savings over assembling in California, we cannot predict potential effects that may result in the future.

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

Our Credit Agreement Contains Stringent Financial Covenants.

         On June 25, 2003, Trimble executed a Credit Agreement with Scotia Capital and certain other banks, which provides for financial commitments totaling up to $175 million. This credit facility contains financial covenants regarding minimum fixed charge coverage and maximum leverage ratio, which are extremely sensitive to changes in earnings before interest, taxes, depreciation and amortization ("EBITDA"). In turn, EBITDA is highly correlated to revenues and costs. Due to uncertainties associated with the downturn in the worldwide economy, our future revenues by quarter are more difficult to forecast and we have put in place various cost cutting measures, including the consolidation of service functions and centers, offices, and of redundant product lines and reductions in staff. If revenues should decline at a faster pace than the rate of these cost cutting measures, on a quarter-to-quarter basis we may not be in compliance with the two above-mentioned financial covenants. If we default on one or more covenants, we will have to obtain either negotiated waivers or amendments to the Credit Agreement. If we were unable to obtain such waivers or amendments, the banks would have the right to accelerate the payment of our outstanding obligations under the Credit Agreement, which would have a material adverse effect on our financial condition and viability as an operating company. In addition, a default under one of our debt instruments may also trigger cross-defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

We Are Dependent on Key Customers.

     We generate a portion of our revenue from large original equipment manufacturers such as Siemens VDO Automotive AG and Nortel. A reduction or loss of business with these customers could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to continue to realize value from these relationships in the future.

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

We Face Risks of Entering Into and Maintaining Alliances.

         We believe that in certain emerging markets our success will depend on our ability to form and maintain alliances with established system providers and industry leaders, such as Caterpillar, McNeilus, and CNH Global. Our failure to form and maintain such alliances, or the preemption of such alliances by actions of other competitors or us will adversely affect our ability to penetrate emerging markets. No assurances can be given that we will not experience problems from current or future alliances or that we will realize value from any such strategic alliances.

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

We Are Subject to the Adverse Impact of Radio Frequency Congestion.

         We have certain RTK products, such as our 5800 RTK GPS Survey system, that use integrated radio communication technology requiring access to available radio frequencies allocated by the FCC. In addition, access to these frequencies by state agencies is under management by state radio communications coordinators. Some bands are experiencing congestion that excludes their availability for access by state agencies in some states, including the state of California. An inability to obtain access to these radio frequencies could have an adverse effect on our operating results.

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

We Face Risks in Investing in and Integrating New Acquisitions.

            We are continuously evaluating external investments in technologies related to our business, and have made relatively small strategic equity investments in a number of GPS-related and laser-related technology companies. For example, we recently acquired Applanix Corporation. Acquisitions of, and investments in, companies, divisions of companies, or products entail numerous risks, including:

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

We May Encounter Problems Associated With International Operations and Sales.

     Our customers are located throughout the world. Sales to unaffiliated customers outside the United States comprised approximately 49% of our revenues in the first six months of fiscal 2003, and 46% in the corresponding period in fiscal 2002. In addition, we have significant international operations, including manufacturing facilities, sales personnel and customer support operations. Our international sales organization contains offices in 21 foreign countries. Our international manufacturing facilities are in Sweden and Germany, and we have a regional fulfillment center in the Netherlands. Our international presence exposes us to risks not faced by wholly domestic companies.

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

o    war and acts of terrorism; and

o    potentially adverse tax consequences.

     In certain foreign markets there may be reluctance to purchase products based on GPS technology, given the control of GPS by the U.S. Government.

We Are Exposed to Fluctuations in Currency Exchange Rates.

         A significant portion of our business is conducted outside the United States, and as such, we face exposure to adverse movements in non-U.S. currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Compared to the first six months of 2002, in the first six months of 2003, the US currency has weakened against other currencies, especially against the Euro and Swedish Krona.

         Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. Our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our net income.

We Are Subject to the Impact of Governmental and Other Similar Certifications.

         We market certain products that are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results. Also, some of our products that use integrated radio communication technology require an end-user to obtain licensing from the Federal Communications Commission (FCC) for frequency-band usage. These are secondary licenses that are subject to certain restrictions. During the fourth quarter of 1998, the FCC temporarily suspended the issuance of licenses for certain of our real-time kinematic products because of interference with certain other users of similar radio frequencies. An inability or delay in obtaining such certifications or changes to the rules by the FCC could adversely affect our ability to bring our products to market, which could harm our customer relationships and have a material adverse effect on our business.

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

         The market price of our common stock has been, and may continue to be, highly volatile. During the first six months of 2003, our stock price ranged from a high of $27.75 to a low of $13.02. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

o announcements and rumors of developments related to our business or the industry in which we compete;

o quarterly fluctuations in our actual or anticipated operating results and order levels;

o general conditions in the worldwide economy, including fluctuations in interest rates;

o    announcements of technological innovations;

o    new products or product enhancements by us or our competitors;

o    developments  in  patents  or  other   intellectual   property  rights  and
     litigation;

o    developments in our relationships with our customers and suppliers; and

o    any significant acts of terrorism against the United States.

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

Market Interest Rate Risk

         We are exposed to market risk due to the possibility of changing interest rates under our secured credit Facility. Our Credit Facility is comprised of a three-year U.S. dollar-only revolver, and a four-year term loan that expires on June 25, 2007. Borrowings under the Credit Facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on our Leverage Ratio.

         As of July 4, 2003, our debt to EBITDA, as defined under our Credit Facility (Leverage Ratio) was approximately 2.05. At this Leverage Ratio our interest rate on the Credit Facility is LIBOR plus 200 basis points. EBITDA, as defined in our credit agreement, differs from the common definition of EBITDA in so far as it excludes extraordinary non-cash charges.


                   Leverage Ratio Effect on Interest Expense:


LEVERAGE RATIO                               APPLICABLE EUROCURRENCY MARGIN
Less than 1.50                                          1.50%
1.50 or greater, but less than 2.00                     1.75%
2.00 or greater, but less than 2.25                     2.00%
2.25 or greater, but less than 2.50                     2.50%
2.50 or greater, but less than 2.75                     2.75%
2.75 or greater                                         3.00%

         The revolver matures on June 25, 2006 and has an outstanding principal balance of $59 million, while the term loan matures on June 25, 2007 and has an outstanding principal balance of $50 million, as of July 4, 2003 (all in U.S. currency only). The three-month LIBOR effective rate at July 4, 2003 was 1.11%. A hypothetical 10% increase in three-month LIBOR rates could result in approximately $121,000 annual increase in interest expense on the existing principal balances.

         In addition, we have a $1.7 million promissory note, of which approximately $0.1 million was classified as a current liability at July 4, 2003. The note is payable in monthly installments, bearing a 3.99% variable interest rate as of July 4, 2003. A hypothetical 10% increase in interest rates would not have a material impact on the results of our operations.

* The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

Foreign Currency Exchange Rate Risk

         We transact business in various foreign currencies and hedges identified risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the hedge contracts. These hedge instruments are marked to market through earnings every period. From time to time, we may also utilize forward foreign exchange contracts designated as cash flow hedges of operational exposures represented by firm backlog orders to specific accounts over a specific period of time. We record changes in the fair value of cash flow hedges in accumulated, other comprehensive income
(loss), until the firm backlog transaction ships. Upon recognition of revenue, we reclassify the gain or loss on the cash flow hedge to the statement of operations. For the fiscal quarter ended July 4, 2003, we have no outstanding contracts related to firm backlog hedges. The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flow from the forecasted transactions. All forward contracts have maturity of less than six months.

* We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

         The following table provides information about our foreign exchange forward contracts outstanding as of July 4, 2003:

                       Foreign Currency      Contract Value      Fair Value in
                           Amount                 USD                USD
Currency    Buy/Sell   (in thousands)       (in thousands)      (in thousands)
--------    --------   --------------       --------------      --------------
   AUD        Buy            1,300              (794)             $   (881)
   CAD        Buy              470              (334)                 (351)
   EUR        Buy            1,693            (1,947)               (1,944)
   JPY        Buy          122,864            (1,031)               (1,040)
   MXN        Buy              320               (29)                  (31)
   NZD        Buy            4,100            (2,375)               (2,438)
   SEK        Buy          112,241           (13,577)              (13,991)
   CAD        Sell           (700)                457                   524
   EUR        Sell        (28,859)             32,416                33,080
   JPY        Sell       (551,795)              4,652                 4,676
   MXN        Sell         (5,000)                460                   473
                                                  ---                   ---
                                             $ 17,898             $  18,078

ITEM 4.  CONTROLS AND PROCEDURES

(a) Controls and Procedures.

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

 (b) Internal Controls Over Financial Reporting.

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The Company is a party to other disputes incidental to its business, including a current claim from a European distributor. The Company believes that its ultimate liability as a result of such disputes, if any, would not be material to its overall financial position, results of operations, or liquidity.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On April 23, 2003, Trimble issued 17,699 shares, of its common stock, no par value per share, to former shareholders of LeveLite. This stock issuance, combined with cash payments to each such shareholder, constituted the first quarter of fiscal 2003, earn-out payments pursuant to the Company's merger agreement with LeveLite. The merger agreement provides for Trimble to make earn-out payments not to exceed an aggregate $3.9 million (in common stock and cash payment) based on future revenues derived from existing product sales to a certain customer. Upon a hearing before the California Department of Corporations in which the terms and conditions of the offer to the LeveLite shareholders were approved, the shares of Common Stock to be issued in the transaction were exempt from registration by reason of qualification under
Section 3(a)(10) of the Securities Act of 1933, as amended.

         On June 30, 2003, Trimble issued 232,834 shares of common stock to Nikon-Trimble Co. Ltd. The Company issued these shares as a contribution to capital in the formation of Nikon-Trimble Co. as a joint venture with Nikon Corporation. The shares were valued at $25.43 per share and were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the purchaser and the nature of the arms-length negotiated transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's annual meeting of shareholders ("Annual Meeting") was held at the Sheraton Four Points Hotel in Sunnyvale, located at 1250 Lakeside Drive, Sunnyvale, California 94086, on May 20, 2003.

         At the Annual Meeting, an election of directors was held with the following individuals being elected to the Company's Board of Directors.

                                                       VOTE
                                                       ----
                                         FOR                       WITHHELD
                                         ---                       --------
Steven W. Berglund                     26,055,409                     803,980
Robert S. Cooper                       16,380,506                  10,478,883
John B. Goodrich                       25,077,929                   1,781,460
William Hart                           25,043,285                   1,816,104
Ulf J. Johansson                       25,075,204                   1,784,185
Bradford W. Parkinson                  16,305,049                  10,554,340

         Other matters voted upon at the Annual Meeting and the results of the voting with respect to each such matter were as follows:

1. To amend the Company's Articles of Incorporation to increase the amount of authorized shares from 40,000,000 to 60,000,000.

                                                                 BROKER
      FOR              AGAINST            ABSTAINED             NON-VOTE
      ---              -------            ---------             --------
  26,171,716           551,508             136,164             2,506,744


2. To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the current fiscal year ending January 2, 2004.

                                                                   BROKER
      FOR               AGAINST             ABSTAINED             NON-VOTE
      ---               -------             ---------             --------
  24,801,387           2,025,325              32,676              2,506,744

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1 Restated Articles of Incorporation of Trimble Navigation Limited, filed June 25, 1986. (1)

     3.2 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed October 6, 1988. (1)

     3.3 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed July 18, 1990. (1)

     3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

     3.5 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed May 29, 2003.

     3.6  Amended and Restated Bylaws of Trimble Navigation Limited. (2)

     10.2 Credit Agreement dated June 25, 2003.

     31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2003.

     31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2003.

     32.1 Certification of Chief Executive Officer pursuant to section 18 U.S.C.
          section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2003.

     32.2 Certification of Chief Financial Officer pursuant to section 18 U.S.C.
          section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2003.
----------

     (1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, as filed with the SEC on March 29, 1999.

     (2) Incorporated by reference to exhibit number 3.8 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

(b)  Reports on Form 8-K


     On April 9, 2003, the Company filed a report on Form 8-K to make certain information publicly available.

     On April 14, 2003, the Company filed a report on Form 8-K to make certain information publicly available.

     On April 14, 2003, the Company filed a report on Form 8-K reporting the sale of 2,100,000 shares of its common stock, no par value per share, to a certain investor at a price of $18.25 per share.

     On April 30, 2003, the Company filed a report on Form 8-K reporting the financial results for the fiscal quarter ending April 4, 2003.

     On June 20, 2003, the Company filed a report on Form 8-K reporting that it had reached a definitive agreement to acquire Applanix Corporation of Ontario, a Canadian corporation.

     On June 26, 2003, the Company filed a report on Form 8-K reporting that it had signed an agreement for a new $175 Million credit facility syndicated by nine banks and arranged by the Bank of Nova Scotia.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  TRIMBLE NAVIGATION LIMITED
                  --------------------------
                         (Registrant)



By:           /s/ Mary Ellen Genovese
              -----------------------
                  Mary Ellen Genovese
                  Chief Financial Officer
             (Authorized Officer and Principal
                   Financial Officer)


DATE:  August 15, 2003

                 EXHIBIT INDEX

Exhibit No.      Description

     3.1 Restated Articles of Incorporation of Trimble Navigation Limited, filed June 25, 1986. (1)

     3.2 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed October 6, 1988. (1)

     3.3 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed July 18, 1990. (1)

     3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

     3.5 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed May 29, 2003.

     3.6  Amended and Restated Bylaws of Trimble Navigation Limited. (2)

     10.2 Credit Agreement dated June 25, 2003.

     31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2003.

     31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2003.

     32.1 Certification of Chief Executive Officer pursuant to section 18 U.S.C.
          section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2003.

     32.2 Certification of Chief Financial Officer pursuant to section 18 U.S.C.
          section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2003.
----------
     (1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, as filed with the SEC on March 29, 1999.

     (2) Incorporated by reference to exhibit number 3.8 to the registrant's Quarterly Report on Form 10-Q for the period ending September 27, 2002.