Form 10-Q
period 2003-10-03
TRIMBLE NAVIGATION LTD /CA/
filed 2003-11-12
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended OCTOBER 3, 2003

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


                   645 North Mary Avenue, Sunnyvale, CA 94085
               (Address of principal executive offices) (Zip Code)

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

            Yes   [ X ]                    No    [     ]


         As of November 6, 2003, there were 33,051,287 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED

                                    FORM 10-Q

                                      INDEX

                                                                         Page
                                                                        Number


                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Consolidated Condensed Balance Sheets --
               October 3, 2003 and January 3, 2003 (unaudited) ............... 3

          Consolidated Condensed Statements of Operations --
               Three and Nine Months Ended October 3, 2003
                and September 27, 2002 (unaudited)............................ 4

          Consolidated Condensed Statements of Cash Flows --
               Nine Months Ended October 3, 2003
                and September 27, 2002 (unaudited)............................ 5

          Notes to Consolidated Condensed Financial Statements............. 6-17

ITEM 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................. 18-33

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk...... 33-34

ITEM 4.   Controls and Procedures......................................... 34-35


                           PART II - OTHER INFORMATION

 ITEM 1.   Legal Proceedings................................................. 35

 ITEM 6.   Exhibits and Reports on Form 8-K............................ 35-36,42

 Signatures............................................................... 37-41

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                       TRIMBLE NAVIGATION LIMITED
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (Unaudited)

                                                                   October 3,        January 3,
As at                                                                 2003            2003 (1)
-----                                                                 ----            --------
(in thousands)

ASSETS
Current assets:
   Cash and cash equivalents                                          $   43,409     $    28,679
   Accounts and other receivables, net                                   103,065          79,645
   Inventories, net                                                       72,699          61,144
   Other current assets                                                    8,215           8,477
                                                                           -----           -----
         Total current assets                                            227,388         177,945

Property and equipment, at cost less accumulated depreciation             24,347          22,037
Goodwill                                                                 229,835         205,933
Other intangible assets, less accumulated amortization                    21,140          23,238
Deferred income taxes                                                        420             417
Other assets                                                              22,391          12,086
                                                                          ------          ------
         Total non-current assets                                        298,133         263,711
                                                                         -------         -------
         Total assets                                                 $  525,521     $   441,656
                                                                      ==========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank and other short-term borrowings                               $        -     $     6,556
   Current portion of long-term debt                                      12,767          24,104
   Accounts payable                                                       25,961          30,669
   Accrued compensation and benefits                                      22,388          17,728
   Accrued liabilities                                                    14,467          21,000
   Accrued warranty expense                                                6,488           6,394
   Deferred income taxes                                                   1,636               -
   Income taxes payable                                                    7,831           6,450
                                                                           -----           -----
Total current liabilities                                                 91,538         112,901

Non-current portion of long-term debt                                     95,230         107,865
Deferred gain on joint venture                                            10,237          10,792
Deferred income taxes                                                      2,944           2,561
Other non-current liabilities                                              7,329           6,186
                                                                           -----           -----
Total liabilities                                                        207,278         240,305
                                                                         -------         -------
Commitments and Contingencies

Shareholders' equity:
   Common stock, no par value; 60,000 shares authorized;
        33,000 and 29,309 shares outstanding, respectively               299,387         225,872
   Accumulated deficit                                                     (101)        (23,495)
   Accumulated other comprehensive income (loss)                          18,957         (1,026)
                                                                          ------         ------
Total shareholders' equity                                               318,243         201,351
                                                                         -------         -------
Total liabilities and shareholders' equity                            $  525,521     $   441,656
                                                                      ==========     ===========

(1) Derived from the January 3, 2003 audited consolidated financial statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2002.

* See accompanying Notes to Consolidated Condensed Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                             ------------------          -----------------
                                                         October 3,   September 27,   October 3,   September 27,
                                                           2003          2002           2003           2002
                                                           ----          ----           ----           ----
(in thousands, except per share data)
Revenue                                                  $139,569      $ 114,748     $ 405,026       $342,033
Cost of revenue                                            70,457         57,167       203,064        169,168
                                                           ------         ------       -------        -------
Gross margin                                               69,112         57,581       201,962        172,865

Operating expenses
   Research and development                                17,346         15,235        50,463         45,259
   Sales and marketing                                     25,015         21,338        73,572         65,362
   General and administrative                              10,306         10,812        28,837         31,484
   Restructuring charges                                      627            154         1,733            646
   Amortization of purchased intangibles assets             1,870          1,832         5,390          6,134
                                                            -----          -----         -----          -----
Total operating expenses                                   55,164         49,371       159,995        148,885
                                                           ------         ------       -------        -------
Operating income                                           13,948          8,210        41,967         23,980

Non-operating income (expense), net
   Interest income                                            129            116           316            336
   Interest expense                                       (1,188)        (3,654)      (10,764)       (11,232)
   Foreign currency transaction gain (loss), net              166          (354)           649        (1,123)
   Expenses for affiliated operations, net                (1,984)        (1,516)       (5,100)        (2,726)
   Other income, net                                         265             156           126            334
                                                             ---             ---           ---            ---
Total non-operating expense, net                          (2,612)        (5,252)      (14,773)       (14,411)
                                                          ------         ------       -------        -------

Income before income taxes                                 11,336          2,958        27,194          9,569
Income tax provision                                        1,400            250         3,800          3,250
Net income                                               $  9,936      $   2,708     $  23,394       $  6,319
                                                         ========      =========     =========       ========

Basic earnings per share                                 $   0.30      $    0.09     $    0.75       $   0.22
                                                         ========      =========     =========       ========
Shares used in calculating basic earnings per share        32,739         28,819        31,176         28,372

Diluted earnings per share                               $   0.29      $    0.09     $    0.72       $   0.22
                                                         ========      =========     =========       ========
Shares used in calculating diluted earnings per share      34,562         29,211        32,617         28,907

* See accompanying Notes to Consolidated Condensed Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                      -----------------
                                                                 October 3,       September 27,
                                                                    2003              2002
                                                                    ----              ----
(In thousands)
Cash flow from operating activities:
   Net income                                                     $    23,394         $  6,319
Adjustments  to reconcile net income to cash flows provided by operating activities:
   Depreciation expense                                                 6,647            7,804
   Amortization expense                                                 5,880            6,775
   Provision for doubtful accounts                                        295            3,590
   Amortization of deferred gain                                            -          (1,061)
   Amortization and write off of debt issuance cost                     3,389                -
   Deferred income taxes                                                1,880              731
   Other                                                                2,002            2,277
Decrease (increase) in assets:
   Accounts receivable, net                                          (18,023)         (11,132)
   Inventories                                                        (7,890)          (3,873)
   Other assets                                                       (2,586)          (2,395)
   Effect of foreign currency translation adjustment                    5,749              506
Increase (decrease) in liabilities:
   Accounts payable                                                   (6,040)            3,886
   Accrued compensation and benefits                                    3,900            3,813
   Deferred gain on joint venture                                       (555)           11,000

   Accrued liabilities                                                (4,365)          (3,750)
   Income taxes payable                                                 2,063              574
                                                                        -----              ---
Net cash provided by operating activities                              15,740           25,064
                                                                       ------           ------
Cash flow from investing activities:
   Acquisition of property and equipment, net                         (6,226)          (5,474)
   Acquisitions, net of cash acquired                                 (3,315)            1,717
   Investment in Nikon-Trimble Joint Venture                          (4,803)                -
   Costs of capitalized patents                                         (652)             (48)
                                                                        ----              ---
Net cash used by investing activities                                (14,996)          (3,805)
                                                                     -------           ------

Cash flow from financing activities:
   Issuance of common stock and warrants                               47,015           19,302
  Collections (payment) of notes receivable                               495            (590)
   Payments on long-term debt and revolving credit lines             (33,524)         (40,697)
                                                                     -------          -------
Net cash provided (used) by financing activities                       13,986         (21,985)
                                                                       ------         -------

Net increase (decrease) in cash and cash equivalents                   14,730            (726)
Cash and cash equivalents, beginning of period                         28,679           31,078
                                                                       ------           ------
Cash and cash equivalents, end of period                          $    43,409       $   30,352
                                                                  ===========       ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                    $     9,133       $   11,163
      Income tax, net of refunds                                          582            1,906


* See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED


NOTE 1 -- Basis of Presentation and New Accounting Standards:

Basis of Presentation

         The Consolidated Condensed Financial Statements of Trimble Navigation Limited and subsidiaries, ("Trimble" or the "Company") for the three and nine month periods ended October 3, 2003 and September 27, 2002, which are presented in this Quarterly Report on Form 10-Q are unaudited. The balance sheet at January 3, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Certain amounts from prior years have been reclassified to conform to the current year presentation. The Consolidated Condensed Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Trimble's Annual Report on Form 10-K for the fiscal year ended January 3, 2003.

         The results of operations for the three and nine month periods ended October 3, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2004.

New Accounting Standards

         In November of 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The effect of adopting EITF Issue No. 00-21 did not and is not expected to have a material impact on the Company's financial condition or results of operations.

         In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is considered to be the primary beneficiary in a VIE. Primary beneficiary is the party subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The requirements of FIN No. 46 apply immediately to VIE's created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. The Company is currently evaluating the provisions of FIN No. 46.

         In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity" which requires freestanding financial instruments such as mandatory redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The effect of adopting SFAS No. 150 did not have a material impact on the Company's financial condition or results of operations.

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

         Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan using the fair value method of SFAS No.123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions at October 3, 2003 and September 27, 2002:

                                                 October 3,      September 27,
                                                    2003             2002
                                                    ----             ----
Expected stock price volatility                    59.71%           51.62%
Risk free interest rate                             3.09%            3.13%
Expected life of options after vesting              1.54             1.54
Expected dividend yield                                -                -

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

         Trimble's pro forma information is as follows:


                                                         Three Months Ended                Nine Months Ended
                                                         ------------------                -----------------
                                                      October 3,   September 27,    October 3,     September 27,
                                                         2003          2002           2003             2002
                                                         ----          ----           ----             ----
(In thousands)
Net income - as reported                              $ 9,936       $  2,708       $  23,394         $  6,319
Stock-based employee compensation expense
   determined under fair value method for all
   awards, net of related tax effects                   2,857          2,862           8,221            9,242
Net earnings (loss) - pro forma                         7,079          (154)          15,173          (2,923)

Basic earnings  per share - as reported               $  0.30       $   0.09       $    0.75         $   0.22
Basic earnings (loss) per share - pro forma              0.22         (0.01)            0.49           (0.10)

Diluted earnings per share - as reported                 0.29           0.09            0.72             0.22
Diluted earnings (loss) per share - pro forma            0.20         (0.01)            0.47           (0.10)


NOTE 2 - Acquisitions:

         The consolidated condensed financial statements include the results of operations of acquired companies commencing on the date of acquisition. The total purchase consideration for each of the below acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition.

Applanix Corporation

     * On July 7, 2003, Trimble acquired privately held Applanix Corporation ("Applanix") of Ontario, Canada for approximately $18.7 million. Applanix develops systems that integrate inertial navigation system (INS) and Global Positioning System (GPS) technologies. The purchase price consisted of 769,493 shares of Trimble common stock, of which 480,269 were issued. Former Applanix shareholders have the right to receive the remaining 289,224 shares of Trimble common stock upon the surrender of exchangeable shares of a Trimble subsidiary. Trimble expects the Applanix acquisition to extend its technology portfolio and enable increased robustness and capabilities in its future positioning products.

Applanix's performance is reported under the Company's Portfolio Technologies business segment. Trimble's preliminary allocation of the excess of the purchase price over the fair market value of the net tangible and intangible assets acquired resulted in goodwill of approximately $10.6 million.

LeveLite Technology, Inc.

         On August 15, 2002, Trimble acquired LeveLite Technology, Inc. ("LeveLite"), a California corporation, for approximately $5.7 million. This strategic acquisition complements Trimble's entry-level construction instrument product line. The purchase price consisted of 437,084 shares of common stock. The merger agreement provides for Trimble to make additional earn-out payments not to exceed $3.9 million (in common stock and cash payment) based on future revenues derived from existing product sales to a certain customer and a share of the payments received from the settlement of litigation. The additional payments, if earned, result in additional goodwill. As of October 3, 2003, the total earn-out amount was approximately $1.5 million.

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

         Trimble has recorded the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from CTCT under the equity method. When and if CTCT is profitable on a sustainable basis, and future operating losses are not anticipated, then Trimble will recognize as a gain, the un-amortized portion of the $11.0 million. To the extent that it is possible that the Company will have any future-funding obligation relating to CTCT, then the relevant amount of the $11.0 million will be deferred until such a time, as the funding obligation no longer exists. Both Trimble's share of profits (losses) under the equity method and the amortization of the $11.0 million deferred gain are recorded under the heading of "Expense for affiliated operations, net" in Non-operating income (expense).

         The expenses for affiliated operations at CTCT, net is comprised of incremental costs as a result of purchasing products from CTCT at a higher price than Trimble's original manufacturing costs, partially offset by contract manufacturing fees charged to CTCT:

                                  Three Months Ended       Nine Months Ended
                                  ------------------       -----------------
                                 Oct. 3,     Sept. 27,    Oct.3,     Sept. 27,
                                  2003         2002        2003        2002
                                  ----         ----        ----        ----
(in millions)
Total CTCT expenses for
affiliated operations, net*      $ 1.8        $ 1.5      $ 4.9         $ 2.7


     * Due to the nature of the relationship between Trimble and CTCT, a related party, the impact of these agreements is classified under non-operating income (expense) under the heading of "Expense for affiliated operations, net".

         Reimbursement  of  costs  from  CTCT  of  employee-related   costs  for
Trimble's employees devoted to CTCT:

                                    Three Months Ended       Nine Months Ended
                                    ------------------       -----------------
                                   Oct. 3,    Sept. 27,      Oct.3,    Sept. 27,
                                    2003        2002         2003       2002
                                    ----        ----         ----       ----
(in millions)
Total reimbursed costs from CTCT    $ 1.9     $ 1.2         $ 5.7       $ 2.4


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

                                    Three Months Ended       Nine Months Ended
                                    ------------------       -----------------
                                    Oct. 3,    Sept. 27,    Oct.3,     Sept. 27,
                                     2003        2002        2003        2002
                                     ----        ----        ----        ----
(in millions)
CTCT's reportable gain (loss)      $ (0.3)    $ (0.2)      $ (1.1)      $ 0.1
Trimble's share of CTCT's
 reportable gain (loss)            $ (0.1)    $ (0.1)      $ (0.6)      $ 0.1


         At October 3, 2003, the net outstanding balance due from CTCT to Trimble was approximately $0.8 million.

Nikon-Trimble Joint Venture

     On March 28, 2003, Trimble and Nikon Corporation entered into an agreement to form a joint venture in Japan, Nikon-Trimble Co., Ltd. ("Nikon-Trimble"), which assumed the operations of Nikon Geotecs Co., Ltd., a Japanese subsidiary of Nikon Corporation and Trimble Japan KK, a Japanese subsidiary of Trimble. Nikon-Trimble began operations in July 2003.

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

     Nikon-Trimble is 50 percent owned by Trimble and 50 percent owned by Nikon, with equal voting rights. It is focusing on the design and manufacture of surveying instruments including mechanical total stations and related products. In Japan, this joint venture will distribute Nikon's survey products as well as Trimble's Global Positioning System (GPS) survey products and other Engineering and Construction products, including robotic total stations. Outside of Japan, Trimble will be the exclusive distributor of Nikon survey and construction products.

     Trimble has adopted the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture to be reported by Trimble in the Non-operating section of the Consolidated Condensed Statement of Operations under the heading of "Expenses for affiliated operations, net." During the third quarter of fiscal 2003 and the first quarter of its operations, Nikon-Trimble reported a loss of $428,000 of which Trimble's share is $214,000. At October 3, 2003, the outstanding balance from Nikon-Trimble due to Trimble was approximately $1.4 million related to the purchase of certain tangible and intangible assets from Trimble Japan KK, recorded under the heading of "Other non-current assets" on the Consolidated Condensed Balance Sheets.

NOTE 4 - Goodwill and Intangible Assets:

Goodwill and purchased intangible assets consisted of the following:

                                                   October 3,       January 3,
As of                                                2003             2003
-----                                                ----             ----
(in thousands)

Goodwill:
    Goodwill, Spectra Precision acquisition          199,038          185,277
    Goodwill, other acquisitions                      30,797           20,656
                                                      ------           ------
Total goodwill*                                   $  229,835       $  205,933
                                                  ==========       ==========
Other intangible assets:
Intangible assets with definite life:
     Technology                                       31,457           25,986
     Trade names, trademarks, patents,
        and other intellectual property               20,588           21,594
                                                      ------           ------
Total intangible assets                               52,045           47,580
Less accumulated amortization                       (30,905)         (24,342)
                                                    -------          -------
Total Other intangible assets, net                $   21,140       $   23,238
                                                  ==========       ==========

     * The increase in goodwill during the nine-months of 2003 was primarily due to the acquisition of Applanix with $10.6 million of goodwill in the third quarter and due to the weakening of the US dollar versus Euro and Swedish Krona of approximately $10.8 million.


NOTE 5 -- Certain Balance Sheet Components:

         Inventories, net consisted of the following:

                                       October 3,        January 3,
As of                                     2003             2003
-----                                     ----             ----
(in thousands)
Raw materials                          $   22,606      $   21,098
Work-in-process                             4,407           5,187
Finished goods                             45,686          34,859
                                           ------          ------
                                       $   72,699      $   61,144
                                       ==========      ==========


         Other current assets, net consisted of the following:

                                         October 3,      January 3,
As of                                       2003            2003
-----                                       ----            ----
(in thousands)

Notes receivable                        $   1,190      $    1,685
Prepaid expenses                            5,787           5,495
Other                                       1,238           1,297
                                            -----           -----
                                        $   8,215      $    8,477
                                        =========      ==========

         Property and equipment consisted of the following:

                                                    October 3,     January 3,
As of                                                  2003           2003
-----                                                  ----           ----
(in thousands)

Machinery and equipment                             $ 68,046        $ 64,964
Furniture and fixtures                                 9,934           9,779
Leasehold improvements                                 5,131           6,558
Buildings                                              5,253           5,253
Land                                                   1,391           1,391
                                                       -----           -----
                                                      89,755          87,945
Less accumulated depreciation and amortization      (65,408)        (65,908)
                                                    -------         -------
                                                    $ 24,347        $ 22,037
                                                    ========        ========


         Other non-current assets consisted of the following:

                                                    October 3,     January 3,
As of                                                  2003           2003
-----                                                  ----           ----
(in thousands)

Debt issuance costs, net                            $  1,765        $  2,493
Nikon-Trimble joint venture investment*               10,530               -
Other investments                                      1,180           1,381
Deposits                                               1,071           1,196
Demonstration equipment, net                           3,633           2,665
Receivables from employees                             1,021           1,223
Other                                                  3,191           3,128
                                                       -----           -----
                                                    $ 22,391        $ 12,086
                                                    ========        ========

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

         The following table provides information about our foreign exchange forward contracts outstanding as of October 3, 2003:

                         Foreign Currency   Contract Value   Fair Value in
                              Amount             USD              USD
Currency     Buy/Sell     (in thousands)    (in thousands)   (in thousands)
--------     --------     --------------    --------------   --------------
   AUD         Buy            1,950          $ (1,263)        $ (1,314)
   CAD         Buy            6,871            (4,932)          (5,099)
   MXN         Buy            2,400              (227)            (213)
   NZD         Buy            4,050            (2,352)          (2,393)
   SEK         Buy          139,667           (17,153)         (17,958)
   CAD         Sell         (1,000)                712              742
   EUR         Sell        (31,574)             35,993           36,476
   JPY         Sell        (70,746)                608              638
   MXN         Sell         (5,000)                460              442
   SEK         Sell        (13,375)              1,634            1,732
                                                 -----            -----
                                            $   13,480         $ 13,052

NOTE 7 -- Long-Term Debt:

         Trimble's long-term debt consists of the following:

                                                October 3,      January 3,
As of                                             2003            2003
-----                                             ----            ----
(in thousands)

 Credit Facilities:
    Term loan                                  $   46,875      $   32,600
    Revolving credit facility                      59,000          35,000
    Subordinated note                                   -          69,136
    Promissory notes and other                      2,122           1,789
                                                    -----           -----
                                                  107,997         138,525

Less bank and other short-term borrowings               -         (6,556)
Less current portion of long-term debt           (12,767)        (24,104)
                                                 -------         -------
    Non-current portion                        $   95,230      $  107,865
                                               ==========      ==========


The following table summarizes our future repayment obligations (excluding interest):

                                                                                              2007 and
October 3, 2003                          Total        2003      2004      2005      2006       Beyond
---------------                          -----        ----      ----      ----      ----       ------
(in thousands)
Credit Facilities:
 Term Loan                             $   46,875    $ 3,125  $12,500    $12,500   $12,500    $ 6,250
 Revolving credit facility                 59,000          -        -          -    59,000          -
 Promissory note and other                  2,122        136      286        115       110      1,475
                                            -----        ---      ---        ---       ---      -----
 Total contractual cash obligations    $  107,997    $ 3,261  $12,786    $12,615   $71,610    $ 7,725
                                       ==========    =======  =======    =======   =======    =======


Credit Facility

         On June 25, 2003, Trimble obtained a $175 million secured credit facility, ("the Credit Facility") from a syndicate of nine banks to repay the Thermo Subordinated Note ("the Subordinated Note") and certain existing higher interest credit facilities, pay fees and expenses related to this new credit facility, and for ongoing working capital and general corporate needs. Due to the full repayment of the Subordinated Note and the amount outstanding under the original higher interest credit facility, the Company recorded a non-cash charge for the write off of unamortized debt issuance costs and fair value of warrants issued in connection with the Subordinated Note as interest expense of approximately $3.6 million in the second quarter of fiscal 2003.

         At October 3, 2003, Trimble had approximately $106 million of borrowings under the Credit Facility, comprised of a $47 million four-year term loan and $59 million of a $125 million three-year revolver. The Company has access to an additional $66 million of cash under the terms of the revolving credit facility. The Company has commitment fees on the unused portion of 0.5% if the Leverage Ratio (which is defined as total indebtedness to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is 2.0 or greater and 0.375% if the Leverage Ratio is less than 2.0.

         Pricing of interest for any borrowings under the Credit Facility is fixed for the first six months at LIBOR plus 175 basis points (2.90 % at October 3, 2003) and is thereafter tied to a formula, based on the Leverage Ratio.

         The Credit Facility is secured by all of the Company's material assets, except for assets that are subject to foreign tax considerations. Financial covenants of the Credit Facility include leverage, fixed charge, and minimum net worth tests. At October 3, 2003, Trimble was in compliance with all financial debt covenants. The amount due under the revolver loan is paid as the loan matures on June 25, 2006, and the loan commitment fees are paid on a quarterly basis.

         Under the terms of the Credit Facility, the Company is currently restricted from paying dividends and is limited as to the amount of its common stock that it can repurchase. The Company is allowed to either pay dividends or repurchase shares of its common stock up to 25% of net income in the previous fiscal year, or a combination of both.

Promissory Note

         The promissory note consists of a $1.7 million liability arising from the purchase of a building for Trimble's Corvallis, Oregon site. The note is payable in monthly installments through April 2015, bearing a 3.99% variable interest rate as of October 3, 2003.

Weighted Average Cost of Debt

         The weighted average cost of debt was approximately 2.99% for the fiscal quarter ended October 3, 2003.


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

o Portfolio Technologies -- The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of the total revenue. During the first two fiscal quarters of 2003, this segment was comprised solely of the Military and Advanced Systems business. The Tripod Data Systems business is now included in the Engineering and Construction segment, while previously it was included in this segment. Beginning with the third quarter of fiscal 2003, Applanix's performance is reported in this business segment.


         Trimble evaluates each of these segment's performance and allocates resources based on profit and loss from operations before income taxes, and some corporate allocations. The Company and each of its segments employ the same accounting policies.

         The following table presents revenues, operating income (loss), and identifiable assets for the five segments. All financial information for fiscal 2002 has been re-stated in order to reflect the realignment of the reportable segments. Operating income (loss) is net revenue less operating expenses, excluding unallocated general corporate expenses, goodwill amortization, restructuring charges, non-operating income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker (Trimble's Chief Executive Officer) views by segment are accounts receivable and inventory.


                                      Engineering
                                          &            Field       Mobile       Component      Portfolio
                                     Construction    Solutions    Solutions    Technologies   Technologies    Total
                                     ------------    ---------    ---------    ------------   ------------    -----
(In thousands)
Three months ended Oct. 3, 2003:
       External net revenues             $ 93,607     $ 20,160     $  2,672      $ 16,230      $  6,900      $ 139,569
       Operating income (loss)
       before Corporate allocations      $ 14,997     $  4,111     $(2,118)      $  4,625      $  (271)      $  21,344

Three months ended Sept. 27, 2002:
       External net revenues             $ 82,037     $ 13,252     $  2,244      $ 14,607      $  2,608      $ 114,748
       Operating income (loss)
       before Corporate allocations      $ 14,590     $    707     $(3,139)      $  2,524      $  (174)      $  14,508

Nine months ended Oct. 3, 2003:
       External net revenues             $275,067     $ 60,791     $  9,491      $ 48,916      $ 10,761      $ 405,026
       Operating income (loss)
       before Corporate allocations       $45,860     $ 10,980     $(4,830)      $ 13,038      $(1,409)      $  63,639

Nine months ended Sept. 27, 2002:
       External net revenues             $237,942     $ 49,495     $  6,436      $ 39,807      $  8,353      $ 342,033
       Operating income (loss)
       before Corporate allocations      $ 41,909     $  7,721     $(9,634)      $  5,739      $  (417)      $  45,318

As of Oct. 3, 2003
    Accounts receivable (1)              $ 86,278     $ 16,650     $  2,775      $  8,954      $  5,327      $ 119,984
    Inventories                          $ 56,099     $  4,588     $  3,285      $  2,040      $  6,687      $  72,699

As of January 3, 2003
    Accounts receivable (1)              $ 73,474     $ 11,598     $  1,960      $ 11,276      $  1,966      $ 100,274
    Inventories                          $ 46,332     $  7,337     $  1,986      $  2,853      $  2,636      $  61,144


----------------------------

 (1) As presented, the accounts receivable number excludes cash received in advance, deferred revenue and allowances, which are not allocated between segments.

         The following are reconciliations corresponding to totals in the accompanying consolidated condensed financial statements:

                                                  Three Months Ended          Nine Months Ended
                                                  ------------------          -----------------
                                                 Oct. 3,     Sept. 27,         Oct. 3,   Sept. 27,
                                                  2003         2002             2003       2002
                                                  ----         ----             ----       ----
(In thousands)
Operating income:
Total for reportable segments                   $ 21,344     $ 14,508        $  63,639     $ 45,318
Unallocated corporate expenses                   (4,899)      (4,312)         (14,549)     (14,558)
Amortization of purchased intangible assets      (1,870)      (1,832)          (5,390)      (6,134)
Restructuring charges                              (627)        (154)          (1,733)        (646)
         Operating income                       $ 13,948     $  8,210        $  41,967     $ 23,980
                                                ========     ========        =========     ========

                                                        October 3,    January 3,
As of                                                      2003          2003
-----                                                      ----          ----
(In thousands)
Assets:
   Accounts receivable total for reportable divisions    $ 119,984   $ 100,274
   Unallocated (1)                                        (16,919)    (20,629)
               --                                         -------     -------
       Total                                             $ 103,065   $  79,645
                                                         =========   =========
----------------------------
(1)  Includes  cash  in  advance,  deferred  revenue,   allowances,   and  other
     receivables that are not allocated by segment.


NOTE 9 -- Shareholders' Equity:

Comprehensive Income (Loss)

         The components of comprehensive income, net of related tax, include:


                                               Three Months Ended        Nine Months Ended
                                               ------------------        -----------------
                                              Oct. 3,   Sept. 27,         Oct. 3,     Sept. 27,
                                               2003       2002             2003         2002
                                               ----       ----             ----         ----
(In thousands)
Net income                                    $   9,936   $   2,708    $   23,394      $  6,319
Foreign currency translation adjustments          3,099      (1,778)       19,924         9,691
Net gain (loss) on hedging transactions             (14)         50            (7)          253
Net unrealized gain (loss) on investments           (19)          -            66            14
                                                    ---                        --            --
   Comprehensive income                       $  13,002   $     980    $   43,377      $ 16,277
                                              =========   =========    ==========      ========

         Accumulated other comprehensive income on the consolidated condensed balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments.

         The components of accumulated other comprehensive income (loss), net of related tax as follows:

                                                       October 3,   January 3,
As of                                                     2003         2003
-----                                                     ----         ----
(In thousands)
Cumulative foreign currency translation adjustments    $  18,892    $  (1,032)
Net gain on hedging transactions                               -             7
Net unrealized gain (loss) on investments                     65           (1)
                                                              --           --
   Accumulated other comprehensive income (loss)       $  18,957    $  (1,026)
                                                       =========    =========

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

                                                          Three Months Ended      Nine Months Ended
                                                          ------------------      -----------------
                                                         Oct. 3,    Sept. 27,    Oct. 3,   Sept. 27,
                                                          2003        2002        2003       2002
                                                          ----       ----         ----       ----
(In thousands)
Numerator:
   Net Income                                            $ 9,936     $ 2,708    $ 23,394   $ 6,319
Denominator:
  Weighted-average number of common shares
      Used in basic earnings per share                    32,739      28,819      31,176    28,372
   Effect of dilutive securities (using treasury
      Stock method):
      Common stock options                                 1,492         384       1,251       525
      Common stock warrants                                  331           8         190        10
  Weighted-average number of common shares
      and dilutive potential common shares used
      in diluted earnings  per share                      34,562      29,211      32,617    28,907
                                                          ======      ======      ======    ======

Basic earnings per share                                 $  0.30     $  0.09    $   0.75   $  0.22
Diluted earnings per share                               $  0.29     $  0.09    $   0.72   $  0.22

NOTE 11 -- Related-Party Transactions:

Lease

         Trimble currently leases office space in Ohio from an association of three individuals, one of whom is an employee of one of the U.S. operating units, under a non-cancelable operating lease arrangement expiring in 2011. The annual rent is subject to adjustment based on the terms of the lease. The Consolidated Condensed Statements of Operations include expenses from this operating lease of $86,351 for each of fiscal quarters ended October 3, 2003 and September 27, 2002, and $259,054 for each of nine-month periods ended October 3, 2003 and September 27, 2002.

Notes Receivable

         Trimble has notes receivable from officers and employees of approximately $1.0 million as of October 3, 2003 and $1.2 million as of January 3, 2003. The notes bear interest from 4.49% to 6.62% and have an average remaining life of 1.7 years as of October 3, 2003.

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

Changes in the accrued warranty expense during the nine months ended October 3, 2003 are as follows:

                                           (in thousands)
                                           --------------
           Balance at January 3, 2003       $    6,394
           Warranties accrued                    3,802
           Warranty claims                     (3,708)
                                               ------
           Balance at October 3, 2003       $    6,488
                                            ==========


NOTE 13 -- Litigation:

         From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company's overall financial position, results of operations, or liquidity.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in "Risks and Uncertainties" below and elsewhere in this report as well as in the Company's Annual Report on Form 10-K for fiscal year 2002 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," " could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Trimble's discussion and analysis of its financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See the discussion of our critical accounting policies under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10K for fiscal 2002.


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

     We have adopted the equity method of accounting for our investment in Nikon-Trimble, therefore 50% share of profit or loss from this joint venture will be reported by Trimble in the Non-operating section of the Consolidated Condensed Statement of Operations under the heading of "Expenses for affiliated operations, net." During the third quarter of fiscal 2003, and the first quarter of its operations, Nikon-Trimble reported a loss of $428,000 of which Trimble's share is $214,000. At October 3, 2003, the outstanding balance from

Nikon-Trimble due to Trimble was approximately $1.4 million related to the transfer of certain tangible and intangible assets from Trimble Japan KK.

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

Applanix Corporation

     * On July 7, 2003, Trimble acquired privately held Applanix Corporation ("Applanix") of Ontario, Canada for approximately $18.7 million. Applanix develops systems that integrate inertial navigation system and Global Positioning System (GPS) technologies. Trimble expects the Applanix acquisition to extend its technology portfolio and enable increased robustness and capabilities in its future positioning products. Applanix's performance is reported under the Company's Portfolio Technologies business segment.

Acquisition of MENSI S.A.

     On September 17, 2003, we signed a definitive agreement with EDF Environnement et Developpement S.A. of France to acquire its subsidiary, MENSI S.A., a developer of terrestrial 3D laser scanning technology. Closing of the transaction is subject to approval by French authorities and is expected to occur in the fourth quarter of fiscal 2003.


Results of Operations

         Our revenues from operations for the three and nine month periods ended October 3, 2003, were $139.6 million and $405.0 million, as compared to $114.7 million and $342.0 million in the corresponding periods in fiscal 2002. The net income for the three and nine month periods ended October 3, 2003 was $9.9 million, or $0.29 diluted income per share and $23.4 million, or $0.72 diluted income per share, compared to a net income for the corresponding periods in fiscal 2002, of $2.7 million, or $0.09 diluted income per share and $6.3 million or $0.22 diluted income per share. The impact of the weaker U.S. dollar added approximately $2.7 million and $11.5 million to our revenues while decreasing our operating income by $1.0 million and $3.8 million for the three and nine month periods ended October 3, 2003 as compared to corresponding periods in the prior fiscal year.

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

                                            Three Months Ended                              Nine Months Ended
                                            ------------------                              -----------------
                                                    % of                  % of                  % of                  % of
                                         Oct. 3,     Total    Sept. 27,   Total     Oct. 3,      Total    Sept. 27,   Total
                                          2003      Revenue     2002     Revenue     2003       Revenue     2002     Revenue
                                          ----      -------     ----     -------     ----       -------     ----     -------
(Dollars in thousands)
Engineering and Construction
   Revenue                               $ 93,607      67%     $ 82,037    71%      $275,067      68%      $237,942     70%
 Operating income                        $ 14,997              $ 14,590             $ 45,860               $ 41,909
 Operating income as a                        16%                   18%                  17%                    18%
     percent of segment revenue
Field Solutions
   Revenue                               $ 20,160      14%     $ 13,252    12%      $ 60,791      15%      $ 49,495     14%
 Operating income                        $  4,111              $    707             $ 10,980               $  7,721
 Operating income as a                        20%                    5%                  18%                    16%
     percent of segment revenue
Mobile Solutions
   Revenue                               $  2,672       2%     $  2,244     2%      $  9,491       2%      $  6,436      2%
 Operating loss                          $(2,118)              $(3,139)             $(4,830)               $(9,634)
 operating loss as a                        (79%)                (140%)                (51%)                 (150%)
     percent of segment revenue

Component Technologies
   Revenue                               $ 16,230      12%     $ 14,607    13%      $ 48,916      12%      $ 39,807     12%
 Operating income                        $  4,625              $  2,524             $ 13,038               $  5,739
 Operating income as a                        28%                   17%                  27%                    14%
   percent of segment revenue
Portfolio Technologies
   Revenue                               $  6,900       5%     $  2,608     2%      $ 10,761       3%      $  8,353      2%
 Operating income (loss)                 $  (271)              $  (174)             $(1,409)               $  (417)
 Operating income (loss)                     (4%)                  (7%)                (13%)                   (5%)
   as a percent of segment revenue

Total Revenue                                                  $114,748             $405,026               $342,033
                                         $139,569
Total operating income                   $ 21,344              $ 14,508             $ 63,639               $ 45,318


     A  reconciliation   of  our  consolidated   segment   operating  income  to
consolidated income before income taxes follows:

                                               Three Months Ended    Nine Months Ended
                                               ------------------    -----------------
                                               Oct. 3,  Sept. 27,    Oct. 3,     Sept. 27,
                                                2003     2002         2003         2002
                                                ----     ----         ----         ----
(In thousands)
Consolidated segment operating income         $ 21,344   $14,508    $ 63,639    $ 45,318
Unallocated corporate expenses                 (4,899)   (4,312)    (14,549)    (14,558)
Amortization of purchased intangible assets    (1,870)   (1,832)     (5,390)     (6,134)
Restructuring charges                            (627)     (154)     (1,733)       (646)
Non-operating expense, net                     (2,612)   (5,252)    (14,773)    (14,411)
                                               ------    ------     -------     -------
Consolidated income before income taxes       $ 11,336   $ 2,958    $ 27,194    $  9,569
                                              ========   =======    ========    ========

Engineering and Construction

         Engineering and Construction revenues increased by $11.6 million (or 14%) and $37.1 million (or 16%) while segment operating income increased $0.4 million (or 3%) and 4.0 million (or 9%) for the three and nine months ended October 3, 2003 as compared to the same corresponding periods in fiscal 2002. We continued to experience stronger demand for survey equipment primarily due to the strength of our new products, our marketing actions, and geographic expansion, especially in Asia and Russia. The weakening of the US dollar versus several major currencies during the year contributed approximately $2.0 million and $9.7 million of the revenue increases for the three and nine months ended October 3, 2003 as compared to the same corresponding periods in fiscal 2002.

     * Segment operating income was impacted year over year due to increased operating expenses outside of the United States (largely driven by the weaker US dollar), and increased research and development spending on certain programs as we continue to invest in developing next generation technology.


Field Solutions

     Field Solutions revenues increased by approximately $6.9 million (or 52%) and $11.3 million (or 23%), while segment operating income increased by $3.4 million (or 482%) and by $3.3 million (or 42%) for the three and nine months ended October 3, 2003 as compared to the same corresponding periods in fiscal 2002. Revenues were up year over year due to continued stronger sales of the GeoExplorer(R) CE series handhelds and robust market acceptance of automatic guidance products. In addition, stronger U.S. governmental and manual guidance agricultural sales in Brazil bolstered revenues substantially. Delayed shipments of our GeoExplorer products in the third quarter of fiscal 2002 resulted in $2.4 million of sales deferred into the fourth quarter of fiscal 2002, which also contributed to increased operating income compared to prior fiscal year.

         Segment operating income increased from the corresponding first nine months of 2002 primarily due to higher revenues and a mix shift to higher margin product sales.

Mobile Solutions

         Mobile Solutions revenues increased by $0.4 million (or 19%) and $3.1 million (or 47%), while segment operating loss decreased by $1.02 million (or 33%) and $4.8 million (or 50%) for the three and nine months ended October 3, 2003 as compared to the same corresponding periods in fiscal 2002. The increased revenues were primarily attributable to the ready-mix vertical market and the - dealer distribution network, resulting in increased sales of products and services related to the Televisant(R) system platform. These increases were offset by certain field failures resulting from purchased components, which have been largely resolved at this time. During the past year, we also saw a shift in the composition of revenues in this segment, with a growing portion attributed to this newer service-based product offering while the legacy hardware-only business is declining in importance. The reduction of the segment operating loss by $0.4 million was due to the increased service billings. and improved margins over prior year due to a shift in demand to higher margin products. This was led by the introduction of new General Packet Radio System ("GPRS") products and service revenues from the Televisant service offering.

Component Technologies

         Component Technologies revenues increased by $1.6 million (or 11%) and $9.1 million (or 23%), while segment operating income increased by $2.1 million (or 83%) and $7.3 million (or 127%) for the three and nine months ended October 3, 2003 as compared to the same corresponding periods in fiscal 2002. The increase in revenues during fiscal 2003 was primarily due to increased demand from our wireless infrastructure customers. The increased revenues and higher margins aided by favorable product mix, as well as lower costs due to the transfer of the manufacturing of our products to China, resulted in higher segment operating income.

Portfolio Technologies

         Portfolio Technologies revenues increased by $4.3 million (or 165%) and $2.4 million (or 29%), while operating loss increased by $0.1 million (or 56%) and $1.0 million (or 238%) for the three and nine months ended October 3, 2003 as compared to the same corresponding periods in fiscal 2002. The increases in revenues were primarily driven by the inclusion of revenue from Applanix, while offset by lower revenue of military-related products.

         Segment operating income decreased from the corresponding first nine months of fiscal 2002 primarily due to a mix shift to lower margin product sales, weaker operating results from military products, and the amortization of inventory cost associated with the mark up adjustment of Applanix inventory to fair market value as a result of purchase price acquisition accounting.

International Revenues

     * Sales to our unaffiliated customers in locations outside the U.S. were approximately 49% of total revenues for both the nine months ended October 3, 2003 and September 27, 2002, respectively. North and South America represented 56% of total revenue, Europe, the Middle East and Africa 31%, and Asia 13% in the first nine months of fiscal 2003. We anticipate that sales to international customers will continue to account for a significant portion of our revenue. For this reason, we are subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, and tariffs or other barriers. Our results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the United States


Gross Margin

         Gross margin varies due to a number of factors including product mix, international sales mix, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, and new product start-up costs. Gross margin as a percentage of total revenues was approximately 50% and 50% for the three and nine months ended October 3, 2003, and approximately 50% and 51% for the corresponding periods in fiscal 2002. Gross margin was stable due to continued stronger sales by Tripod Data Systems, GIS, wireless infrastructure, survey products, and stronger focus on product cost reductions. These factors were offset by inclusion of revenue from Nikon-Trimble products which have a lower gross margin compared to our other products and the impact of the weaker US dollar on the cost of our manufacturing and distribution locations outside of the United States.

     * Because of potential product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margins cannot be assured. In addition, should the global economic conditions deteriorate further, gross margin could be adversely impacted.

Operating Expenses

         The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:


                                        Three Months Ended     Nine Months Ended
                                        ------------------     -----------------
                                        Oct. 3,   Sept. 27,  Oct. 3,   Sept. 27,
                                         2003       2002      2003      2002
                                         ----       ----      ----      ----
(In thousands)
Research and development               $ 17,346   $ 15,235   $ 50,463   $ 45,259
Sales and marketing                      25,015     21,338     73,572     65,362
General and administrative               10,306     10,812     28,837     31,484
Restructuring charges                       627        154      1,733        646
Amortization of purchased intangibles     1,870      1,832      5,390      6,134
                                          -----      -----      -----      -----
   Total                               $ 55,164   $ 49,371   $159,995   $148,885
                                       ========   ========   ========   ========

Research and Development

         Research and development spending increased by $2.1 million and $5.2 million during the three and nine month periods ended October 3, 2003, and represented 12.4% and 12.5% of revenue, compared with 13.3% and 13.2% in the same corresponding periods in fiscal 2002. The increase in absolute dollars during the three and nine months of fiscal 2003 compared to similar periods in prior year was due to continued investment in next generation technology primarily in the Engineering and Construction segment, the weakness of the US dollar versus major European and New Zealand currencies and also the inclusion of the research and development expenses from Applanix after the acquisition in July 2003.

     * We believe that the development and introduction of new products are critical to the Company's future success and expect to continue the active development of new products.

Sales and Marketing

         Sales and marketing expense increased by $3.7 million and $8.2 million during the three and nine month periods ended October 3, 2003 and represents 17.9% and 18.2% of revenue, compared with 18.6% and 19.1% in the corresponding periods in fiscal 2002. The increases in absolute dollars in fiscal 2003 were primarily driven by increased sales efforts, the impact of the weakness of the US dollar in Europe, and the inclusion of Applanix sales and marketing expenses versus prior fiscal year.

     * Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and exploit new markets for our products.

General and Administrative

         General and administrative expenses decreased by $0.5 million (representing 7% of revenue) during the third fiscal quarter of 2003 as compared to the corresponding period during fiscal 2002 (representing 9% of revenue). General and administrative expense decreased by $2.6 million (representing 7% of revenue) during the nine month period ended October 3, 2003 as compared to the corresponding period during fiscal 2002 (representing 9% of revenue). The impact of troubled South American economies as well as a significant customer receivable write off drove provisions and write off of receivables higher in the corresponding fiscal 2002 compared to the fiscal 2003.This decrease was partially offset by the inclusion of the expenses from Applanix after the acquisition in July 2003.

Restructuring Charges

         Restructuring charges of $0.6 million and $1.7 million were recorded during the three and nine months periods ended October 3, 2003, respectively, which related to severance costs and Trimble's Japanese office relocation due to the Nikon-Trimble joint venture formation. As a result of these actions, our headcount decreased during the nine months period ended October 3, 2003 by 50 individuals and in the corresponding period of fiscal 2002 by 40 individuals. As of October 3, 2003, the outstanding unpaid balance related to restructuring activities was approximately $0.4 million.

Non-operating Expense, Net

         The following table shows Non-operating expenses, net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:


                                          Three Months Ended   Nine Months Ended
                                          ------------------   -----------------
                                          Oct. 3,   Sept. 27, Oct. 3,  Sept. 27,
                                           2003       2002     2003     2002
                                           ----       ----     ----     ----
(in thousands)

Interest income                          $    129  $    116 $     316  $     336
Interest expense                          (1,188)   (3,654)  (10,764)   (11,232)
Foreign currency transaction gain (loss)      166     (354)       649    (1,123)
Expenses for affiliated operations, net   (1,984)   (1,516)   (5,100)    (2,726)
Other expense                                 265       156       126        334
                                              ---       ---       ---        ---
 Total                                   $(2,612)  $(5,252) $(14,773)  $(14,411)
                                         ========  ======== =========  =========

         Non-operating expense, net decreased by $2.6 million during the third quarter of fiscal 2003 as compared with the corresponding period in fiscal 2002, while it increased by $0.4 million during the nine-months period ended October 3, 2003 as compared with the corresponding period in fiscal 2002 primarily due to expenses for affiliated operations. The increase of expenses for affiliated operations for the three-month period is primarily due to the inclusion of the Nikon-Trimble joint venture share of losses. The increase of expenses for affiliated operations during the nine-month period is due to the fact that CTCT commenced operations in April of 2002, resulting in no such expenses during the first fiscal quarter of 2002. In the second quarter of fiscal 2003, we wrote off $2.3 million of debt issuance costs as a result of our debt refinancing in June 2003 and $1.3 million related to the remaining unamortized portion of the warrants issued upon full repayment of the principal balance of the Subordinated Note. This reduction in debt and lower interest rate resulted in a decrease in interest expense during the third quarter of fiscal 2003.

Income Tax Provision

         We recorded provisions for income taxes of $1.4 million for the three months ended October 3, 2003 and $3.8 million for the nine months ended October 3, 2003. The provisions for income taxes for the comparable periods in 2002 were $0.25 million and $3.25 million, respectively. These amounts reflect foreign taxes on profits in foreign jurisdictions and the benefit from utilizing net operating loss carryforwards.

Off-Balance Sheet Financings and Liabilities

         Other than lease commitments incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements.

Liquidity and Capital Resources

                                                    October 3,       January 3,
As of                                                  2003             2003
-----                                                  ----             ----
(dollars in thousands)

Cash and cash equivalents                            $ 43,409       $ 28,679
As a percentage of total assets                          8.3%           6.5%
Accounts receivable days sales outstanding (DSO)           59             58
Inventory turns per year                                  3.9            4.1


                                                    October 3,     September 27,
Nine Months Ended                                      2003             2002
-----------------                                      ----             ----
(in thousands)

Cash provided (used) by operating activities         $  15,740       $  25,064
Cash used in investing activities                    $(14,996)       $ (3,805)
Cash provided (used) by financing activities         $  13,986       $(21,985)
Net change in cash and cash equivalents              $  14,730       $   (726)


         At October 3, 2003, we had cash and cash equivalents of $43.4 million, total debt amounting to $108.0 million and $66 million available for borrowing under our new Credit Facility subject to compliance with certain financial ratios.

         In the first nine months of 2003, cash provided by operating activities was $15.7 million, as compared to $25.1 million provided by operating activities during the corresponding period in fiscal 2002. The decrease was primarily due to increase in accounts receivable, inventories and decrease in accounts payable. Also, the prior year was positively impacted by a special one-time distribution of $11.0 million by the CTCT joint venture to us. Our ability to continue to generate cash from operations will depend in large part on revenues, the rate of collections of accounts receivable, and profitability.

         Cash flows used in investing activities were $15.0 million in the first nine months of fiscal 2003, as compared to $3.8 million in the corresponding fiscal period in 2002. The increase was primarily due to a $4.2 million cash outlay related to the company's cash contribution to the Nikon-Trimble joint venture in June 2003, $2.6 million cash outlay related to the company's acquisition of Applanix and increased expenditure on capital equipment and intangibles.

         Cash provided by financing activities was $14.0 million in the first nine months of 2003, as compared to $22.0 million used in financing activities in the corresponding period in fiscal 2002. In the first nine months ended October 3, 2003, we received net proceeds of approximately $36.6 million from the sale of 2.1 million shares of our common stock in April 2003, $10.4 million of cash from the issuance of common stock to our employees under the stock option and stock purchase plans. These receipts were partially offset by $33.5 million of debt repayments. In the corresponding period in fiscal 2002, we made $40.7 million of debt repayments and this was partially offset by $17.4 million of net proceeds received from a private equity placement and $1.9 million related to the issuance of common stock under the employee stock option and stock purchase plans.

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

         On June 25, 2003, we obtained a new Credit Facility which enabled us to pay off our indebtedness under our previous credit facility and the Subordinated
Note in the amount of $109 million. At October 3, 2003 we had $106 million outstanding under the new Credit Facility.

          The new Credit Facility is secured by all material assets of our Company, except for assets that are subject to foreign tax considerations. Financial covenants of the Credit Facility include leverage, fixed charge, and minimum net worth tests. At October 3, 2003 and as of the date of this report, we are in compliance with all debt covenants. The amounts due under the revolver loan are paid as the loans mature, and the loan commitment fees are paid on a quarterly basis. Under the four-year term loan portion of the Credit Facility, we are due to make payments (excluding interest) of approximately $3.1 million in fiscal 2003, $12.5 million in each of the next three fiscal years (2004, 2005, and 2006) and $6.3 million in fiscal 2007.

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

         The  following  table  summarizes  our  future  repayment   obligations
(excluding interest):

                                                                                        2007 and
October 3, 2003                        Total      2003       2004       2005     2006    Beyond
---------------                        -----      ----       ----       ----     ----    ------
(in thousands)
Credit Facilities:
 Term Loan                             $ 46,875   $ 3,125    $12,500   $12,500  $12,500  $ 6,250
 Revolving credit facility               59,000         -          -         -   59,000        -
 Promissory note and other                2,122       136        286       115      110    1,475
                                          -----       ---        ---       ---      ---    -----
 Total contractual cash obligations    $107,997   $ 3,261    $12,786   $12,615  $71,610  $ 7,725
                                       ========   =======    =======   =======  =======  =======

     * We expect fiscal 2003 capital expenditures to be approximately $8 million to $11 million, primarily for computer equipment, software, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

New Accounting Standards

         In November of 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The effect of adopting EITF Issue No. 00-21 did not have a material impact on our financial condition or results of operations.

         In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is considered to be the primary beneficiary in a VIE. Primary beneficiary is the party subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The requirements of FIN No. 46 apply immediately to VIE's created after January 31,

2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. We are currently evaluating the provisions of FIN No. 46.

         In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity" which requires freestanding financial instruments such as mandatory redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The effect of adopting SFAS No. 150 did not have a material impact on our financial condition or results of operations.

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

Our Inability to Accurately Predict Orders and Shipments May Affect Our Revenue, Expenses and Earnings per Share.

         We have not been able in the past to consistently predict when our customers will place orders and request shipments, so that we cannot always accurately plan our manufacturing requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional inventory write-downs. Any significant change in our customers' purchasing patterns could have a material adverse effect on our operating results and reported earnings per share for a particular quarter.

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

         Since January 2003, Solectron has been assembling most of our Component Technology products in China. Although this initiative in China has brought cost savings over assembling in California, we may experience quality control issues, shipping delays or other problems associated with manufacturing in China.

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

We Are Subject to the Adverse Impact of Radio Frequency Congestion.

         We have certain products, such as GPS RTK systems and Robotic Total Stations, that use integrated radio communication technology requiring access to available radio frequencies allocated by the FCC for which the end-user is required to obtain a license in order to operate. In addition, access to these frequencies by state agencies is under management by state radio communications coordinators. Some bands are experiencing congestion that excludes their availability for access by state agencies in some states, including the State of California. To reduce congestion, the FCC is requiring migration of radio technology from wideband to narrowband operations in these bands. As of January 2004, the Commission will only issue new licenses for narrowband radios. An inability to obtain access to these radio frequencies by the end-user and for new products to comply with FCC requirements could have an adverse effect on our operating results.

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

We May Encounter Problems Associated With International Operations and Sales.

     Our customers are located throughout the world. Sales to unaffiliated customers outside the United States comprised approximately 49% of our revenues in both the first nine months of fiscal 2003 and the first nine months of fiscal 2002. In addition, we have significant international operations, including manufacturing facilities, sales personnel and customer support operations. Our international sales organization contains offices in 21 foreign countries. Our international manufacturing facilities are in Sweden and Germany, and we have a regional fulfillment center in the Netherlands. Our international presence exposes us to risks not faced by wholly domestic companies.

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

We Are Exposed to Fluctuations in Currency Exchange Rates.

         A significant portion of our business is conducted outside the United States, and as such, we face exposure to adverse movements in non-U.S. currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Compared to the first nine months of 2002, in the first nine months of 2003, the U.S. currency has weakened against other currencies, especially against the Euro and Swedish Krona.

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

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

         The market price of our common stock has been, and may continue to be, highly volatile. During the first nine months of 2003, our stock price ranged from a high of $28.49 to a low of $13.19. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

Market Interest Rate Risk

         We are exposed to market risk due to the possibility of changing interest rates under our secured credit Facility. Our Credit Facility is comprised of a three-year U.S. dollar-only revolver that expires on June 25, 2006, and a four-year term loan that expires on June 25, 2007. Borrowings under the Credit Facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on our Leverage Ratio.

         The revolver matures on June 25, 2006 and has an outstanding principal balance of $59 million, while the term loan matures on June 25, 2007 and has an outstanding principal balance of $47 million, as of October 3, 2003 (all in U.S. currency only). The three-month LIBOR effective rate at October 3, 2003 was 1.15%. A hypothetical 10% increase in three-month LIBOR rates could result in approximately $121,756 annual increase in interest expense on the existing principal balances.

         In addition, we have a $1.7 million promissory note, of which approximately $0.1 million was classified as a current liability at October 3, 2003. The note is payable in monthly installments, bearing a 3.99% variable interest rate as of October 3, 2003. A hypothetical 10% increase in interest rates would not have a material impact on the results of our operations.

     * The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

Foreign Currency Exchange Rate Risk

         We transact business in various foreign currencies and hedges identified risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We utilize forward contracts to hedge certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the hedge contracts. These hedge instruments are marked to market through earnings every period. From time to time, we may also utilize forward foreign exchange contracts designated as cash flow hedges of operational exposures represented by firm backlog orders to specific accounts over a specific period of time. We record changes in the fair value of cash flow hedges in accumulated, other comprehensive income
(loss), until the firm backlog transaction ships. Upon recognition of revenue, we reclassify the gain or loss on the cash flow hedge to the statement of operations. For the fiscal quarter ended October 3, 2003, we have no outstanding contracts related to firm backlog hedges. The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flow from the forecasted transactions. All forward contracts have maturity of less than six months.

     * We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

         The following table provides information about our foreign exchange forward contracts outstanding as of October 3, 2003:

                         Foreign Currency   Contract Value      Fair Value in
                              Amount              USD                USD
Currency    Buy/Sell      (in thousands)    (in thousands)      (in thousands)
--------    --------      --------------    --------------      --------------
   AUD        Buy               1,950        $  (1,263)         $   (1,314)
   CAD        Buy               6,871           (4,932)             (5,099)
   MXN        Buy               2,400             (227)               (213)
   NZD        Buy               4,050           (2,352)             (2,393)
   SEK        Buy             139,667          (17,153)            (17,958)
   CAD        Sell            (1,000)               712                 742
   EUR        Sell           (31,574)            35,993              36,476
   JPY        Sell           (70,746)               608                 638
   MXN        Sell            (5,000)               460                 442
   SEK        Sell           (13,375)             1,634               1,732
                                                  -----               -----
                                              $  13,480           $  13,052


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


(b) Internal Control Over Financial Reporting.

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  Legal Proceedings

         From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company's overall financial position, results of operations, or liquidity.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

3.1 Restated Articles of Incorporation of Trimble Navigation Limited, filed June 25, 1986. (1)

3.2 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed October 6, 1988. (1)

3.3 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed July 18, 1990. (1)

3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

3.5 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed May 29, 2003. (2)

3.6  Amended and Restated Bylaws of Trimble Navigation Limited. (3)

10.3+ 1993 Stock Option Plan, as amended October 24, 2003.

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

32.1 Certification  of Chief  Executive  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

32.2 Certification  of Chief  Financial  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

-------------------------

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, as filed with the SEC on March 29, 1999.

(2) Incorporated by reference to exhibit number 3.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(3) Incorporated by reference to exhibit number 3.8 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

(b) Reports on Form 8-K


     On July 18, 2003, the Company filed a report on Form 8-K reporting that Nickolas W. Vande Steeg, a senior vice president and operating officer for Parker Hannifin Corporation, joined its board of directors.

     On July 30, 2003, the Company filed a report on Form 8-K reporting the financial results for the fiscal quarter ended July 4, 2003.

     On September 17, 2003, the Company filed a report on Form 8-K reporting that it had signed an agreement with Environnement et Developpement S.A. of France to acquire its subsidiary, MENSI S.A.

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



DATE:  November 11, 2003

                                  EXHIBIT INDEX

Exhibit No.       Description

3.1 Restated Articles of Incorporation of Trimble Navigation Limited, filed June 25, 1986. (1)

3.2 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed October 6, 1988. (1)

3.3 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed July 18, 1990. (1)

3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

3.5 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed May 29, 2003. (2)

3.6  Amended and Restated Bylaws of Trimble Navigation Limited. (3)

10.3+ 1993 Stock Option Plan, as amended October 24, 2003.

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

32.1 Certification  of Chief  Executive  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

32.2 Certification  of Chief  Financial  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

--------------------

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, as filed with the SEC on March 29, 1999.

(2) Incorporated by reference to exhibit number 3.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(3) Incorporated by reference to exhibit number 3.8 to the registrant's Quarterly Report on Form 10-Q for the period ending September 27, 2002.