Form 10-K
period 2004-01-02
TRIMBLE NAVIGATION LTD /CA/
filed 2004-03-16
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          (X) ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 2004

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

                              California 94-2802192
         (State or other jurisdiction of incorporation or organization)
                      (I.R.S. Employer Identification No.)

                   749 North Mary Avenue, Sunnyvale, CA 94085
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 481-8000

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                         Preferred Share Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on July 3, 2003 was approximately $795 million.

There were 50,537,119 shares of the registrant's Common Stock issued and outstanding as of March 11, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Trimble Navigation Limited's Proxy Statement relating to the annual meeting of stockholders to be held on May 19, 2004 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

                           TRIMBLE NAVIGATION LIMITED

                          2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

           PART I
Item 1     Business...........................................................5
Item 2     Properties........................................................17
Item 3     Legal Proceedings.................................................17
Item 4     Submission of Matters to a Vote of Security Holders...............17

           PART II
Item 5     Market for the Registrant's Common Equity and Related
           Stockholder Matters...............................................18
Item 6     Selected Financial Data...........................................19
Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................20
Item 7A    Quantitative and Qualitative Disclosures about Market Risk........42
Item 8     Financial Statements and Supplementary Data.......................45
Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................76
Item 9A    Controls and Procedures...........................................76

           PART III
Item 10    Directors and Executive Officers of the Registrant................76
Item 11    Executive Compensation............................................76
Item 12    Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters........................77
Item 13    Certain Relationships and Related Transactions....................77
Item 14    Principal Accountant Fees and Services............................77

           PART IV
Item 15    Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.......................................................77-89





                                   TRADEMARKS

Trimble, the globe and triangle logo, EZ-Guide, Telvisant, Lassen, SiteVision, GeoExplorer, AgGPS, Thunderbolt, FirstGPS, and CrossCheck are trademarks of Trimble Navigation Limited registered in the United States Patent and Trademark Office and other countries. Force, Galaxy, Placer, TrimTrac and Trimble Toolbox are trademarks of Trimble Navigation Limited. All other trademarks are the property of their respective owners.

                                     PART I


Item 1   Business Overview

Trimble Navigation Limited, a California corporation ("Trimble" or "the Company" or "we" or "our" or "us"), provides advanced positioning product solutions to commercial and government users in a large number of markets. These markets include surveying, construction, agriculture, urban and resource management, military, transportation, and telecommunications. Our products typically provide benefits that can include cost savings, improved quality, or higher productivity. Examples of our products include earthmoving equipment guidance systems, surveying instruments, fleet management systems, components for in vehicle navigation and telematics systems, farm equipment guidance systems, field data collection handhelds, and timing modules used in the synchronization of wireless networks.

Our products typically integrate positioning, communication, and information technologies. Positioning technologies used include the Global Positioning
System (GPS), laser, optical, and inertial, while communication techniques include both public networks, such as cellular, and private networks such as business band radio. A significant amount of the differentiation in the products is provided through software; both firmware that enables the positioning solution and applications software that allows the customer to make use of the positioning information.

We design and market our own products. Our manufacturing strategy includes a combination of in house assembly and fabrication as well as subcontracting those functions to third parties. We conduct our business globally with major development, manufacturing or logistics operations in the United States, Sweden, Germany, New Zealand, and the Netherlands. Products are sold through dealers, representatives, joint ventures, and other channels throughout the world. These channels are supported by our sales offices located in more than 20 countries.

We began operations in 1978 and incorporated in California in 1981. Our common stock has been publicly traded on Nasdaq since 1990 under the symbol TRMB.

Technology Overview

A majority of our revenues is derived from applying GPS to terrestrial applications. GPS is a system of 24 orbiting satellites and associated ground control that is funded and maintained by the U. S. Government and is available worldwide free of charge. GPS positioning is based on a technique that precisely measures distances from four or more satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and then uses those distances to compute its position. Under normal circumstances, a stand-alone GPS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to approximately 10 meters, 24 hours a day. Much better accuracies are possible through a technique called "differential GPS." In addition, GPS provides extremely accurate time measurement.

GPS accuracy is dependent upon the locations of the receiver and the number of GPS satellites that are above the horizon at any given time. Reception of GPS signals requires line-of-sight visibility between the satellites and the receiver, which can be blocked by buildings, hills, and dense foliage. The receiver must have a line of sight to at least four satellites to determine its latitude, longitude, attitude (angular orientation), and time. The accuracy of GPS may also be limited by distortion of GPS signals from ionospheric and other atmospheric conditions.

Our GPS products are based on proprietary receiver technology. The convergence of positioning, wireless, and information technologies enables significant new value to be added to positioning systems, thereby creating a more robust solution for the user. In addition, recent developments in wireless technology and deployments of next generation wireless networks have enabled less expensive wireless communications. These developments allow for the efficient transfer of position data to locations away from the positioning field device, allowing the data to be accessed by more users and thereby increasing productivity.

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


Business Strategy


Our business strategy leverages our expertise in positioning to provide solutions for our customers, built around several key elements:

o Attractive markets - We focus on markets that offer potential for revenue growth, profitability, and market leadership.

o Innovative solutions that provide significant benefits to our customers - We seek to apply our technology to applications for which position data has a high value. We anticipate that further advances in positioning, wireless, and information technologies will enable new classes of solutions to emerge that will create new opportunities.

o Distribution channels to best access our markets - We utilize a range of distribution channels to best serve the needs of individual markets. These channels can include independent dealers, direct sales, OEM sales, and distribution alliances with key partners. In addition, we will continue to extend our international distribution.

Business Segments and Markets

We are organized into four main operating segments encompassing our various applications and product lines: Engineering and Construction, Field Solutions, Component Technologies, and Mobile Solutions. We also operate in smaller business areas, primarily focused on military and inertial integration technologies, which aggregate into the Portfolio Technologies segment. Our segments are distinguished by the markets they serve. Each segment consists of businesses which are responsible for product development, marketing, sales, strategy, and financial performance, and is headed by a general manager.

Segment Realignment

In the first fiscal quarter of 2003, we realigned two of our reportable segments. The Tripod Data Systems (TDS) business is now included in the Engineering and Construction segment. Previously it was included in the Portfolio Technologies segment. All comparable information for earlier periods has been restated to conform to the new basis.

Engineering and Construction

Products in the Engineering and Construction segment improve productivity and accuracy throughout the entire construction process including the initial survey, planning, design, earthmoving, and building phases. The product emphasis is aimed at making each individual task more efficient, as well as speeding up the entire process by improving information flow from one step to the next.

We typically combine a number of technologies into product solutions. The elements of these solutions may incorporate GPS, optical, laser, radio or cellular communications, and software.

An example of the customer benefits provided by our product is our GPS and robotic optical surveying instruments which enable the surveyor to perform operations in the field faster, more reliably and with a smaller crew. Similarly, our construction machine guidance products allow the operator to achieve the desired landform by eliminating stakeout and reducing rework. In turn, these steps in the construction process can be readily linked together with data collection modules and software to minimize the time and effort required to maintain data accuracy throughout the entire construction process.

We sell and distribute our products from this segment through a global network of independent dealers that are supported by our sales force. This channel is supplemented by relationships that create additional channel breadth including our joint ventures with Caterpillar, Nikon, and private branding arrangements with other companies.

We also design and market handheld data collectors and data collection software for field use by surveyors, contractors, and other professionals. These products are sold directly, through dealers, and other survey manufacturers. Competitors in this portion of the business are small and geographically diverse.

Competitors in this segment are typically companies that provide optical, laser, or GPS positioning products. Our principal competitors are Topcon Corporation and Leica Geosystems. Price points in this segment range from less than $1,000 for certain laser systems to approximately $125,000 for a high precision, three-dimensional, machine control system.

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

Spectra Precision(R) Laser GL 700 Series - This laser product provides grade control capability for heavy equipment on a construction site. The level surface of the laser light can be precisely controlled, and machines with a laser receiver can be controlled to establish a precise and uniform grade over the desired area. Applications include trenching, pipe laying, machine control grading, and road construction applications.

TDS Ranger(TM) Series - The TDS Ranger device is a handheld data collector supporting Microsoft's Windows CE operating system. Running TDS survey software, this unit can control and collect data from all major brands of optical and GPS surveying instruments. The operator can also run his or her own application programs for the Microsoft Windows CE operating system on the platform.

Field Solutions

Our Field Solutions segment addresses the agriculture and geographic information system (GIS) markets.

Our agriculture products consist of manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivation, and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of chemicals. We also provide positioning solutions for leveling agricultural fields in irrigation applications and aligning drainage systems to better manage water flow in fields.

Our distribution to the agricultural market is through multiple channels. Revenue is generated through independent dealers and through partners such as CNH Global. Competitors in this market are either vertically integrated implement companies such as John Deere, or agricultural instrumentation suppliers such as Raven, RHS, CSI Wireless, Beeline and Integrinautics.

Our GIS product line is centered on handheld data collectors that gather information in the field to be incorporated into GIS databases. Typically this information includes features, attributes, and positions of fixed infrastructure and natural resource assets. An example would be that of a utility company performing a survey of its transmission poles including the age and condition of each telephone pole. Our handheld unit enables this data to be collected and automatically stored while confirming the location of the asset. The data can then be downloaded into a GIS database. This stored data could later be used to navigate back to any individual asset or item for maintenance or data update. Our mobile GIS initiative goes one step further by allowing this information to be communicated from the field worker to the back-office GIS database through the combination of wireless technologies (Bluetooth and cellular), as well as giving the field worker the ability to download information from the database using these same wireless technologies. This capability provides significant advantages to users including improved productivity, accuracy and access to the information in the field.

Distribution for GIS products is primarily through a network of independent dealers and business partners, supported by our sales force. Primary markets for our GIS products and solutions include government, defense and homeland security, utility and communications and natural resources management. Competitors in this market are typically either survey instrument companies having GPS technology and/or consumer GPS companies. Two examples are Leica Geosystems and Thales Navigation.

Approximate price points in this segment range from $3,000 for a GIS handheld unit to $35,000 for a fully automated, farm equipment control system.

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

AgGPS(R) EZ-Guide(R) System - A GPS-enabled, manual guidance system that provides the tractor operator with steering visual corrections required to stay on course to within 25 centimeters. This system reduces the overlap or gap in spraying, fertilizing, and other field applications.

Component Technologies

Our Component Technologies segment provides GPS-based components for applications that require embedded position or time. Our largest markets are in the telecommunications and automotive industries where we supply modules, boards, custom integrated circuits and software, or single application IP licenses to the customer according to the needs of the application. Sales are made directly to original equipment manufacturers (OEMs) and system integrators who incorporate our component into a sub-system or a complete system-level product.

In the telecommunications infrastructure market, we provide timing modules that keep wireless networks synchronized and on frequency. For example, CDMA cellular telephone networks require a high level of both short-term and long-term frequency stability for proper operation (synchronization of information/voice flow to avoid dropped calls). Our timing modules meet these needs at a much lower cost than the atomic standards or other specially prepared components that would otherwise be required. Customers include wireless infrastructure companies such as Nortel, Samsung, Nokia, UTStarcom, and Andrew.

In the automotive and embedded market, we provide a GPS component that is embedded into in-vehicle navigation (IVN) systems. Our focus on high reliability, continuous improvement, and low cost has earned us supplier awards and continuing business in this market. Customers include IVN system manufacturers and integrators such as Siemens VDO Automotive AG, Hyundai Automotive Company, Robert Bosch GmbH, and Ixfin Magneti Marelli Sistemi Electronici S.P.A .

* The declining size and power requirements for GPS components, coupled with improving capabilities allow GPS to potentially be used in a new class of applications such as position-aware cellular telephones or other wireless handheld devices. We expect our strength in GPS technology will expand our participation in this market.

* Component Technologies continues to explore other positioning solutions in addition to GPS. An example of such a solution is the television triangulation technology developed by Rosum. With Rosum, we intend to develop a family of devices which will greatly extend the ability to locate both people and assets in environments that would be difficult or impossible for GPS only solutions.

The major competitor in the telecommunication infrastructure market is Symmetricom. Competitors in the automotive and embedded markets are typically component companies with GPS capability, including Japan Radio Corporation, Motorola, and SiRF.

Representative products sold by this segment include:

Thunderbolt(R) GPS Disciplined Clock - The Thunderbolt clock is used as a time source for the synchronization of wireless networks. By combining a GPS receiver with a high-quality quartz oscillator, the Thunderbolt achieves the performance of an atomic standard with higher reliability and lower price.

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

Lassen(R) SQ Module - The Lassen SQ module adds complete GPS functionality to a mobile product in a postage stamp-sized footprint with ultra-low power consumption, consuming less than 100mW at 3.3V. This module is designed for portable handheld, battery-powered applications such as cell phones, pagers, PDAs, digital cameras, and many others.

TrimTrac(TM) Locator - Our new TrimTrac product is a complete end user device that combines GPS functionality with tri-band global system for mobile communications (GSM) wireless communications. It is intended for high volume personal vehicle and commercial asset management applications that demand a low-cost locator device.

Mobile Solutions

Our Mobile Solutions segment addresses the market for fleet management services by providing a Trimble-hosted platform solution that bundles both the hardware and software needed to run the application. The software solution is typically provided to the user through Internet-enabled access to our hosted platform for a monthly service fee. This bundled solution enables the fleet owner to dispatch, track, and monitor the conditions of vehicles in the fleet on a real-time basis. A vehicle-mounted unit consists of a single module including a GPS receiver, sensor interface, and a cellular modem. Our solution includes the communication service from the vehicle to our data center and access over the Internet to the application software, relieving the user of the need to maintain extensive computer operations.

We market our fleet management services in three primary areas, leveraging the core platform. Our vertical market strategy targets opportunities in specific vertical markets where we believe we can provide a unique value to the end user by customizing the hardware and software solution for a particular industry. For example, the first vertical we are addressing is ready mix concrete. Here, we combine a suite of sensors into a solution that can automatically determine the status of a vehicle without driver intervention. Our agreement with McNeilus, a major manufacturer of trucks for the ready mix concrete and waste management industries, facilitates the delivery of a complete management solution to ready mix concrete fleet operators and refuse haulers. McNeilus' sales force markets our solution as a retrofit for trucks already in the field, or as a factory-installed option. We plan on leveraging our technology, partners and customers into other verticals, such as other construction material delivery vehicles and waste management trucks, where a customized solution can provide similar benefits as in ready mix.

We also have a horizontal market strategy that focuses on providing turnkey solutions to a broad range of service fleets and mobile workers that span over 90 distinct markets. Here, we leverage the same general applications that are used in our vertical markets, however, the same level of customization, such as additional sensors, is typically not required. These products are distributed through individual dealers and dealer service providers, as well as after-market automotive electronics suppliers.

Our enterprise strategy focuses on sales to large, enterprise accounts. Here, in addition to a Trimble-hosted solution, we can also integrate our software directly into the customer's IT infrastructure, giving them control of the information. In this market we sell directly to end users and sales cycles tend to be long due to field trials followed by an extensive decision-making process.

Approximate prices for the hardware fall in the range of $300 to $3,000, while the monthly software service fees range from approximately $20 to approximately $55, depending on the customer service level. Competition comes largely from service-oriented businesses such as @Road and software companies such as Command Alkon.

Representative products sold by this division include:

Telvisant(R) System - Our fleet management service offering, Telvisant provides different levels of service that run from snapshots of fleet activity to real-time fleet dispatch capability. Telvisant includes truck communication service and computer backbone support of the software. Variations of Telvisant are tailored for specific industry applications.

CrossCheck(R) Module - This hardware, mounted on the vehicle, provides location and information through its built-in cellular interface. This module also includes GPS positioning, sensor interfaces for vehicle conditions, and built-in intelligence for distributed decision-making.

Portfolio Technologies

Our Portfolio Technologies segment includes various operations that aggregate to less than 10 percent of our total revenue. The products in this segment are navigation modules and embedded sensors that are used in avionics, flight, and military applications. The two operations in this segment are Applanix, and Military and Advanced Systems (MAS).

Applanix develops, manufactures, sells and supports high-value, precision products that combine GPS with inertial sensors for accurate measurement of the position and attitude of moving vehicles. Sales are made directly by our sales force to the end users or to systems integrators. Competitors include IGI in the airborne survey market, and iXsea and VT TSS in the marine survey market.

Our MAS business supplies GPS modules that use the military's GPS advanced capabilities. The modules are used for guiding aircraft. Military products are sold directly by our sales force to either the US Government or a contractor. Sales are also made to non-US governments, with the sales of the encrypted components taking place through the US Government. Competitors in this market include Rockwell, L3, Raytheon, and Thales.

Representative products sold by this segment include:

Applanix POS/AV - An integrated GPS/inertial system for airborne surveying that measures aircraft position to an accuracy of a few centimeters and aircraft attitude (angular orientation) to an accuracy of 30 arc seconds or better. This system is typically interfaced to large format cameras and scanning lasers for producing geo-referenced topographic maps of the terrain.

Force 5(TM) Module - A dual frequency, embedded GPS module that is used in a variety of military airborne applications.

Acquisitions and Joint Ventures

Our growth strategy is centered around developing and marketing innovative and complete value-added solutions to our existing customers, while also marketing them to new customers and geographic regions. To do this, we believe it is essential to continually enhance our market position, which has led to partnering with or acquiring companies that bring technologies, products or distribution capabilities that will allow us to enter or penetrate a market quicker than if we had done so solely through internal development. Over the past five years, this has led us to form two joint ventures and acquire six companies. No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results.

Applanix Corporation

* On July 7, 2003, we acquired privately held Applanix Corporation, a Canadian developer of systems that integrate inertial navigation system and GPS technologies. We expect the Applanix acquisition to extend our technology portfolio and enable increased robustness and capabilities in our future positioning products. Applanix's performance is reported under our Portfolio Technologies segment.

MENSI S.A.

* On December 9, 2003, we acquired privately held MENSI S.A., a French developer of terrestrial 3D laser scanning technology. We expect the MENSI acquisition to enhance our technology portfolio and expand our product offerings. MENSI's performance is reported under our Engineering and Construction segment.

TracerNET Corporation

* On March 5, 2004, we acquired privately held TracerNET Corporation of Virginia, a provider of wireless fleet management solutions. We expect the TracerNET acquisition to offer more diverse and complete fleet management solutions. TracerNET's performance will be reported under our Mobile Solutions segment.

Nikon-Trimble Co., Ltd.

On March 28, 2003, Trimble and Nikon Corporation entered into an agreement to form a joint venture in Japan, Nikon-Trimble Co., Ltd., which would assume the operations of Nikon Geotecs Co., Ltd., a Japanese subsidiary of Nikon Corporation and Trimble Japan KK, our Japanese subsidiary. Nikon-Trimble began operations in July of 2003.

Nikon-Trimble is 50% owned by us and 50% owned by Nikon, with equal voting rights. It is focusing on the design and manufacture of surveying instruments including mechanical total stations and related products. In Japan, this joint venture distributes Nikon's survey products as well as our survey, agriculture, construction and GIS products. Outside of Japan, we are the exclusive distributor of Nikon survey and construction products.

* We expect the joint venture to enhance our market position in survey instruments through geographic expansion and market penetration. The Nikon instruments will broaden our survey and construction product portfolio and enable us to better access emerging markets such as Russian, Chinese, and Indian markets. It will also provide us with the ability to sell our GPS and robotic technology to existing Nikon customers. Additionally, Nikon-Trimble is expected to improve our market position in Japan.

Caterpillar Trimble Control Technologies, LLC

On April 1, 2002, we established and began operations of a joint venture with Caterpillar called Caterpillar Trimble Control Technologies, LLC, in which each company has a 50% ownership stake and have equal voting rights. This joint venture is developing new generations of machine control products for the construction and mining markets for installation in the factory or as a dealer option.

* Today, we sell construction machine control products to contractors through our dealer channel, for installation on bulldozers, motorgraders, and excavators that are already in the field (the "after-market"). However, both companies believe the adoption of the technology will spur future demand for machine control products that can be integrated into the design of new Caterpillar machines, while also available for "after-market" installation.

Patents, Licenses and Intellectual Property

We hold approximately 600 US patents and 108 non-US patents, the majority of which cover GPS technology and applications, and over 94 of which cover optical and laser technology and applications.

We prefer to own the intellectual property used in our products, either directly or though subsidiaries. From time to time we license technology from third parties.

There are approximately 60 trademarks registered to Trimble including "Trimble," the globe and triangle logo, "AgGPS," "GeoExplorer," and "Telvisant," among others that are registered to Trimble Navigation Limited in the United States and other countries. Additional trademarks are pending registration.

Sales and Marketing

We currently have regional sales offices throughout North America and Europe. Offices serving the rest of the world include Australia, China, Korea, New Zealand, Singapore, and United Arab Emirates. We tailor the distribution channel to the needs of our products and regional markets. Therefore, we have a number of forms of sales channel solutions around the world.

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

International

We market to end users through an extensive world wide network of dealers and distributors. Distributors carry one or more product lines and are generally assigned a territory. We occasionally grant exclusive rights to market certain products within specified countries. See Note 3 of the Notes to the Consolidated Financial Statements for financial information regarding joint ventures

Sales to unaffiliated customers outside the United States comprised approximately 51% in 2003, 49% in 2002, and 50% in 2001. During the 2003 fiscal year, North and South America represented 56%, Europe, the Middle East and Africa represented 31%, and Asia represented 13% of our total revenues.

Support and Warranty

The warranty periods for our products are generally between one and three years from date of shipment. Selected military programs may require extended warranty periods up to 5.5 years, certain TDS products have a 90-day warranty period, and certain Nikon products have a five-year warranty period. We support our GPS products through a circuit board replacement program from locations in the
United Kingdom, Germany, Japan, and the United States. The repair and calibration of our non-GPS products are available from company-owned or authorized facilities. We reimburse dealers and distributors for all authorized warranty repairs they perform.

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

Seasonality of Business

* Our revenues are affected by seasonal buying patterns in some of our businesses. Over half of our total revenue comes from our Engineering and Construction business, which has the biggest seasonal impact on our total revenue. This business, and therefore our total revenue, is seasonally strongest during the second quarter due to the start of the construction buying season in the northern hemisphere in spring. Typically, we expect the first and fourth quarters to be the seasonal lows due to the lack of construction during the winter months. If other factors such as economic conditions or underlying growth in the business are removed, the historical variability in our total quarterly revenue from seasonality has generally been less than 10 percent.

Backlog

In most of our markets, the time between order placement and shipment is short. Therefore, we believe that backlog is not a reliable indicator of present or future business conditions.

Manufacturing

Manufacturing of our GPS products is subcontracted to Solectron Corporation. We completed the move of all Component Technologies products to Solectron in China in the first quarter of 2003. During 2003 we started utilizing Solectron in Mexico for some of our handheld products. We continue to utilize Solectron California for our high-end GPS products and new product introduction services. Solectron is responsible for substantially all material procurement, assembly, and testing. We continue to manage product design up through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Solectron continues in effect until either party gives the other ninety days written notice.

We manufacture laser and optics-based products at our plants in Dayton, Ohio; Danderyd, Sweden; and Jena and Kaiserslautern, Germany. Some of these products or portions of these products are also subcontracted to third parties for assembly.

All of our manufacturing sites are registered to ISO9001:2000, covering the design, production, distribution, and servicing of all our products. The Component Technologies segment is registered to QS9000 for its automotive products. QS9000 is the automotive version of ISO9000 covering specific requirements for the market.

Research and Development

We believe that our competitive position is maintained through the development and introduction of new products that incorporate improved features, better performance, smaller size and weight, lower cost, or some combination of these factors. We invest substantially in the development of new products. We also make significant investment in the positioning, communication, and information technologies that underlie our products and will likely provide competitive advantages.

Our research and development expenditures, net of reimbursed amounts were $67.6 million for fiscal 2003, $61.2 million for fiscal 2002, and $62.9 million for fiscal 2001.

* We expect to continue investing in research and development with the goal of maintaining or improving our competitive position, as well as the goal of entering new markets and satisfying new needs for positioning related solutions. There can be no assurance that we will succeed in doing so.

Employees

As of January 2, 2004, we employed approximately 2,150 employees, including 30% in sales and marketing, 29% in manufacturing, 28% in engineering, and 13% in general and administrative positions. Approximately 45% of employees are in locations outside the United States.

Our employees are not represented by unions except for those in Sweden and some in Germany. We also employ temporary and contract personnel that are not included in the above headcount numbers. We have not experienced work stoppages or similar labor actions.

Available Information

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company's website through www.trimble.com/investors.html, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Information contained on our website is not part of this annual report on Form 10-K.

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:

Trimble Navigation Limited
749 North Mary Avenue, Sunnyvale, CA 94085
Attention: Investor Relations
Telephone: 408-481-8000


Executive Officers

The names, ages, and positions of the Company's executive officers as of March 1, 2004 are as follows:

Name                      Age    Position
---------------------------------------------------------------------------
Steven W. Berglund        52     President and Chief Executive Officer
Mary Ellen P. Genovese    44     Chief Financial Officer
William C. Burgess        57     Vice President, Human Resources
Joseph F. Denniston, Jr.  43     Vice President, Operations
Bryn A. Fosburgh          41     Vice President and General Manager,
                                    Geomatics and Engineering
Mark A. Harrington        48     Vice President of Strategy
                                    and Business Development
John E. Huey              54     Treasurer
Irwin L. Kwatek           64     Vice President and General Counsel
Michael W. Lesyna         43     Vice President and General Manager,
                                    Mobile Solutions
Bruce E. Peetz            52     Vice President, Advanced Technology and Systems
Christopher J. Shephard   41     Vice President and General Manager,
                                    Construction Instruments
Anup V. Singh             33     Corporate Controller
Alan R. Townsend          55     Vice President and General Manager,
                                    Field Solutions
Dennis L. Workman         58     Vice President and General Manager,
                                    Component Technologies


Steven W. Berglund - Steven Berglund joined Trimble as president and chief executive officer in March 1999. Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, a group within Spectra Physics AB, and a pioneer in the development of laser systems. He spent 14 years at Spectra Physics in a variety of senior leadership positions. In the early 1980s, Mr. Berglund spent a number of years at Varian Associates in Palo Alto, where he held a variety of planning and manufacturing roles. Mr. Berglund began his career as a process engineer at Eastman Kodak in Rochester, New York. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering in 1974. He later received his M.B.A. from the University of Rochester in New York in 1977.

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

William C. Burgess - William Burgess joined Trimble in August of 2000 as vice president of Human Resources. Prior to joining Trimble, Mr. Burgess was vice president of Human Resources and Management Information Systems for Sonoma West Holdings, Inc. From 1993 to 1997, he served as vice president of Human Resources for Optical Coating Laboratory, from 1990 to 1993, he established and managed the human resources function at Teknekron Communications Systems, and from 1985 to 1990 he was vice president of Human Resources for a $25 billion, 35,000-employee segment of Asea Brown Boveri (ABB), a global technology company. Mr. Burgess received a B.S. from the University of Nebraska and an M.S. in organizational development from Pepperdine University.

Joseph F. Denniston, Jr. - Joseph Denniston joined Trimble as vice president of operations in April 2001, responsible for worldwide manufacturing, distribution and logistics. Prior to Trimble, Mr. Denniston worked for 3Com Corporation. During his 14-year tenure, he served as vice president of supply chain management for the Americas and held several positions in test engineering, manufacturing engineering and operations. Previously at Sentry Schlumberger for seven years, he held several positions including production engineering, production management and test engineering over six years. Mr. Denniston received a B.S. in electrical engineering technology from the Missouri Institute of Technology in 1981 and an M.S. in computer science engineering from Santa Clara University in 1990.

Bryn A.  Fosburgh - Bryn  Fosburgh  was  appointed  vice  president  and general manager of the Geomatics and Engineering business in July 2002, with responsibility for all the division-level activities associated with survey, construction, and infrastructure solutions. From October 1999 to July 2002, Mr. Fosburgh served as division vice president of survey and infrastructure. In 1997, Mr. Fosburgh was appointed director of development for the Company's land survey business unit where he oversaw the development of field and office software that enabled the interoperability of Trimble survey products. Mr. Fosburgh joined Trimble in 1994 as technical service manager for surveying, mining, and construction. Prior to Trimble, Mr. Fosburgh was a civil engineer with the Wisconsin Department of Transportation where he was responsible for coordinating the planning, data acquisition, and data analysis for statewide GPS surveying projects in support of transportation improvement projects. He has also held various engineering, research and operational positions for the US Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. in civil engineering from Purdue University in 1989.

Mark A. Harrington - Mark Harrington joined Trimble in January 2004 as vice president of strategy and business development. Prior to joining Trimble, Mr. Harrington served as vice president of finance at Finisar Corporation and chief financial officer for both Cielo Communications, Inc. and Vixel Corporation. His experience also includes 11 years at Spectra-Physics where he served in a variety of roles including vice president of finance for Spectra-Physics Lasers, Inc. and vice president of finance for Spectra-Physics Analytical, Inc. Mr. Harrington began his career at Varian Associates, Inc. where he held a variety of management and individual positions in finance, operations and IT. Mr. Harrington received his B.S. in Business Administration from the University of Nebraska-Lincoln.

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

Michael W. Lesyna - Michael Lesyna has been vice president and general manager of the Mobile Solutions segment since September 2000. Prior to Trimble, Mr. Lesyna spent six years at Booz Allen & Hamilton where he most recently served as a principal in the operations management group. Prior to Booz Allen & Hamilton, Mr. Lesyna held a variety of engineering positions at Allied Signal Aerospace. Mr. Lesyna received his M.B.A., as well as an M.S. and B.S. in mechanical engineering from Stanford University.

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

Christopher J. Shephard - Chris Shephard was appointed vice president and general manager of the Construction Instruments business area in July 2002 after serving as division vice president of operations for Engineering and Construction since Trimble's acquisition of Spectra Precision Group in July
2000. Prior to Trimble, Mr. Shephard served from 1998 to 2000 as Spectra Precision's chief financial officer. Mr. Shephard also worked for more than eight years at Booz Allen & Hamilton. Prior to Booz Allen & Hamilton, Mr. Shephard spent three years at Copeland Corporation, a division of Emerson, in their management-training program. Mr. Shephard received a B.A. in business studies from Manchester Polytechnic in England in 1985 and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University, Evanston, Illinois in 1990.

Alan R. Townsend - Alan Townsend has served as vice president and general manager of the Field Solutions business area since November 2001. He also serves as the managing director of Trimble Navigation New Zealand Ltd. for which he has overall site responsibility. From 1995 to 2001, Mr. Townsend was general manager of Mapping and GIS. Mr. Townsend joined Trimble in 1991 as the manager of Trimble Navigation New Zealand Ltd. Prior to Trimble, Mr. Townsend held a variety of technical and senior management roles within the Datacom Group of companies in New Zealand including managing director of Datacom Software Research Ltd. from 1986 to 1991. In addition, Mr. Townsend is a director of IT Capital Ltd., a venture capital company based in Auckland, New Zealand. He is also a fellow of the New Zealand Institute of Management and a past president of the New Zealand Software Exporters Association. Mr. Townsend received a B.S.c in economics from the University of Canterbury in 1970.

Dennis L. Workman - Dennis Workman has served as vice president and general manager of Trimble's Component Technologies segment since September 1999. From 1998 to 1999, Mr. Workman was senior director and chief technical officer of the newly formed Mobile and Timing Technologies (MTT) business group, also serving as general manager of Trimble's Automotive and Timing group. In 1997, he was director of engineering for Software & Component Technologies. Mr. Workman joined Trimble in 1995 as director of the newly created Timing vertical market. Prior to Trimble, Mr. Workman held various senior-level technical positions at Datum Inc. During his nine year tenure at Datum, he held the position of CTO. Mr. Workman received a B.S. in mathematics and physics from St. Mary's College in 1967 and an M.S. in electrical engineering from the Massachusetts Institute of Technology in 1969.

Item 2            Properties

The following table sets forth the significant real property that we own or lease:


Location                     Segment(s) served            Size in sq.feet Commitment
Sunnyvale, California        All                              150,000     Leased, expiring 2005
                                                                          4 buildings

Huber Heights (Dayton), Ohio Engineering & Construction,      150,000     Owned, no encumbrances
                             Field Solutions                   57,200     Leased, expiring in 2011
                             Distribution                      32,800     Leased, month to month

Westminster, Colorado        Engineering & Construction,       73,000     Leased, expiring 2006
                             Field Solutions                              2 buildings

Corvallis, Oregon            Engineering & Construction        20,000     Owned, encumbered by $1.7M mortgage
                                                               21,000     Leased, expiring 2006

Chandler, Arizona            Mobile Solutions                  11,500     Leased, expiring 2004

Toronto, Canada              Portfolio Technologies            50,500     Leased, expiring 2004

Danderyd, Sweden             Engineering & Construction        93,900     Leased, expiring 2005

Christchurch, New Zealand    Engineering & Construction,       65,000     Leased, expiring 2011
                             Mobile Solutions, Field                      2 buildings
                             Solutions

Jena, Germany                Engineering & Construction        28,700     Leased, no expiration date
                                                                          12 months notice

Kaiserslautern, Germany      Engineering & Construction        26,000     Leased, expiring 2005

Raunheim, Germany            Sales                             28,700     Leased, expiring 2011


In addition, we lease a number of smaller offices around the world primarily for sales functions. For financial information regarding obligations under leases, see Note 10 of the Notes to the Consolidated Financial Statements.

* We believe that our facilities are adequate to support current and near-term operations.


Item 3            Legal Proceedings

* We are from time to time a party to disputes or litigation incidental to our business. We believe that our ultimate liability as a result of such disputes, if any, would not be material to our overall financial position, results of operations, or liquidity.


Item 4            Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


On January 22, 2004, our Board of Directors approved a 3-for-2 split of all outstanding shares of our common stock, payable March 4, 2004 to stockholders of record on February 17, 2004. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.


Our common stock is traded on the Nasdaq National Market under the symbol "TRMB." The table below sets forth, during the periods indicated, the high and low per share bid prices for our common stock as reported on the Nasdaq National Market.

                                       2003                   2002
                                   Sales Price             Sales Price
           Quarter Ended          High      Low           High      Low
           -------------          ----      ---           ----      ---
           First quarter         $14.17     $8.68       $11.43     $7.84
           Second quarter         18.50     12.43        12.33      9.98
           Third quarter          19.57     14.97        10.00      6.85
           Fourth quarter         25.60     13.49         9.65      5.35

As of January 2, 2004, there were approximately 1,055 holders of record of our common stock.

We made the following sales of unregistered securities during the year ended January 2, 2004.

Our merger agreement with LeveLite provides for us to make earn-out payments not to exceed an aggregate $3.9 million (in common stock and cash payment) based on certain future revenues and payments received. Upon a hearing before the California Department of Corporations in which the terms and conditions of the offer to the LeveLite shareholders were approved, the shares of Common Stock to be issued in the transaction were exempt from registration by reason of qualification under Section 3(a)(10) of the Securities Act of 1933, as amended.

We made the following earn-outs in common stock during fiscal 2003:

           Date of                     Number of
           issuance                  shares issued          Price
           --------                  -------------          -----
           January 22, 2003             35,994             $ 9.35
           April 23, 2003               26,549              13.86
           July 29, 2003                20,679              16.52
           October 27, 2003             19,842              15.25

On June 30, 2003, we issued 349,251 shares of common stock to Nikon-Trimble Co. Ltd. We issued these shares as a contribution to capital in the formation of Nikon-Trimble Co. Ltd. as a joint venture with Nikon Corporation. The shares were valued at $16.95 per share and were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the nature of the purchaser and the nature of the arms-length negotiated transaction.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this Annual Report on Form 10-K. At this time, we intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We are allowed to pay dividends and repurchase shares of our common stock up to 25% of net income in the previous fiscal year, under the existing terms of our credit facilities.

Equity Compensation Plan Information

The following table sets forth, as of January 2, 2004, the total number of securities outstanding under our stock option plans, the weighted average exercise price of such options, and the number of options available for grant under such plans.


Plan Category               Number of securities to   Weighted average exercise    Number of securities remaining
                            be issued upon exercise      price of outstanding       available for future issuance
                            of outstanding options,     options, warrants and      under equity compensation plans
                              warrants and rights               rights             (excluding securities reflected
                                                                                           in column (a))
                                      (a)                       (b)                             (c)
                                      ---                       ---                             ---
Equity compensation plans approved by security holders:
Stock Option Plans....              7,600,787                  $13.61                        1,643,555
Equity compensation plans
   not approved by
   security holders...                 -                          -                              -
Total.....................          7,600,787                  $13.61                        1,643,555


Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results. In particular, because the results of operations and financial condition related to our acquisitions are included in our Consolidated Statement of Operations and Consolidated Balance Sheets data commencing on those respective acquisition dates, comparisons of our results of operations and financial condition for periods prior to and subsequent to those acquisitions are not indicative of future results.

We have significant intangible assets on our Consolidated Balance Sheets that include goodwill and other purchased intangibles related to acquisitions. At the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Application of the non-amortization provisions of SFAS 142 significantly reduced amortization expense of purchased intangibles and goodwill to approximately $8.3 million for the fiscal year 2002 from $29.4 million in fiscal year 2001.



                                               January 2,    January 3,  December 28,  December 29,   December 31,
Fiscal Years Ended                                2004          2003        2001           2000           1999
------------------                                ----          ----        ----           ----           ----
(Dollar in thousands, except per share data)

Revenue                                       $  540,903     $ 466,602   $  475,292    $  369,798     $   271,364

Gross margin                                  $  268,030     $ 234,432   $  237,235    $  196,561     $   144,247
Gross margin percentage                              50%           50%          50%           53%             53%

Income (loss) from continuing operations      $   38,485     $  10,324   $ (23,492)    $   14,185     $    18,662
Gain on disposal of discontinued operations
   (net of tax)                               $        -     $       -   $      613    $        -     $     2,931

Net income (loss)                             $   38,485     $  10,324   $ (22,879)    $   14,185     $    21,593
Per common share: (1)
Income (loss) from continuing operations

  - Basic                                     $     0.81     $    0.24   $   (0.63)    $     0.40     $      0.55

  - Diluted                                   $     0.77     $    0.24   $   (0.63)    $     0.37     $      0.54
Gain on disposal of discontinued operations
   (net of tax)

  - Basic                                     $        -     $       -   $     0.01    $        -     $      0.09

  - Diluted                                   $        -     $       -   $     0.01    $        -     $      0.09
Net income (loss)

  - Basic                                     $     0.81     $    0.24   $   (0.62)    $     0.40     $      0.64

  - Diluted                                   $     0.77     $    0.24   $   (0.62)    $     0.37     $      0.63
Shares used in calculating basic earnings
   per share (1)                                  47,505        42,860       37,091        35,402          33,636
Shares used in calculating diluted earnings
   per share (1)                                  50,012        43,578       37,091        38,964          34,278
Cash dividends per share                      $        -     $       -   $        -    $        -     $         -


Total assets                                  $  544,903     $ 441,656   $  419,395    $  488,628     $   181,751
Non-current portion of long term debt and
   other liabilities                          $   85,880     $ 114,051   $  131,759    $  143,553     $    33,821


(1) Earnings per share and shares used in calculating earnings per share have been restated to reflect a three-for-two stock split in February 2004.


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


EXECUTIVE LEVEL OVERVIEW

We are a global provider of complete, integrated solutions that provide a seamless flow of position information both in the field and between the field and back office. To do this, we utilize advanced positioning technologies (including GPS, optical, inertial and laser technologies) combined with wireless communications and applications software, to get data points with accuracies down to several millimeters. This can increase productivity through time and cost savings, as the need for labor is reduced, rework from mistakes is less frequent, and the time to complete a job is shortened.

Our solutions businesses, Engineering and Construction, Field Solutions, and Mobile Solutions make up over 80% of our revenue. We believe our strength in these businesses stems from our ability to bring innovative products or solutions to the market, as well as effectively train and manage a global, third-party distribution channel that is proficient in selling technology solutions into markets that have historically utilized manual and low-tech processes.

In 2003 we extended our market and product capabilities through internal development, acquisitions, and alliances. In July, we established a joint venture with Nikon Corporation, which will extend our presence in the global construction positioning market. Our acquisitions of Applanix in July and MENSI in December added important new technologies which will enable us to develop new applications or broaden current application solutions. We also announced an alliance with CNH Global, which will significantly extend our distribution reach for our Autopilot agricultural product line.

Our other strategic business, Component Technologies, is different from the "solution businesses", as it seeks to either provide GPS technology directly to third parties, such as OEM's and system integrators, or to integrate GPS into other technologies, such as wireless. These products allow for higher functionality and therefore, a higher average selling price for our offerings. Through greater integration we see potential future growth opportunities. For example, our recently announced TrimTrac product integrates GPS and GSM cellular technologies into a fully functional location device. It establishes a new asset tracking or security capability at an aggressive price point and opens up a new class of customers and applications which were previously not available to us.

In 2003 we positioned ourselves in newer markets that will serve as important sources of future growth. Our efforts in China, India, Russia, Korea and Eastern Europe all reflected improving financial results, with the promise of more in the future.

With our improving profitability, we now have the opportunity to re-emphasize revenue growth. We expect this growth to come from the continuation of several trends that we saw in 2003. These trends include further penetrating existing markets with current and new products, continued geographic expansion into emerging markets such as Russia, China, India, Korea and Eastern Europe, taking advantage of market consolidation, improving competitive position due to offering complete solutions with a proficient dealer channel, and entering new markets with new products such as our TrimTrac (tm) locator and Recon products, fleet management services, and our inertial/GPS positioning and orientation systems acquired as part of Applanix.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. We consider the accounting polices described below to be our critical accounting polices. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met. Our total deferred revenue was $7.7 million and $6.0 million as of January 2, 2004 and January 3, 2003, respectively. Revenue is reduced by a sales return reserve as described under "Allowance for Doubtful Accounts and Sales Returns."

Revenue from purchased extended warranty and support agreements is deferred and recognized ratably over the term of the warranty/support period. Substantially all technology licenses and research revenue have consisted of initial license fees and royalties, which were recognized when earned, provided we had no remaining obligations.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

Our shipment terms for US orders, and international orders fulfilled from our European distribution center are typically FCA (Free Carrier) shipping point, except certain sales to US government agencies which are shipped FOB destination. FCA shipping point means that we fulfill the obligation to deliver when the goods are handed over, cleared for export, and into the charge of the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, we may choose within the place or range stipulated where the carrier will take the goods into carrier's charge.

Other international orders are shipped FOB destination, which means these international orders are not recognized as revenue until the product is delivered and title has transferred to the buyer or FCA shipping point. FOB destination means that we bear all costs and risks of loss or damage to the goods up to that point. .

Revenue to distributors and resellers is recognized upon delivery, assuming all other criteria for revenue recognition have been met. Distributors and resellers do not have a right of return.

When a sale involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product revenue allocated to an individual element is limited to the lesser of its relative fair value or the amount not contingent on our delivery of other elements under the arrangement, regardless of the probability of our performance.

Our software arrangements generally consist of a license fee and post-contract customer support (PCS). We have established vendor-specific objective evidence
(VSOE) of fair value for our PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method, and revenue is primarily recognized when the software has been delivered and there are no remaining obligations. Revenue from PCS is recognized ratably over the term of the PCS agreement.

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $96.2 million as of January 2, 2004, compared with $77.6 million as of January 3, 2003. The allowance for doubtful accounts as of January 2, 2004 was $10.0 million, compared with $9.9 million as of January 3, 2003. We evaluate the collectibility of our trade accounts receivable based on a number of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

A reserve for sales returns is established based on historical trends in product return rates experienced in the ordinary course of business. The reserve for sales returns as of January 2, 2004 and January 3, 2003 included $3.3 million and $2.7 million, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation

Our inventory balance was $70.8 million as of January 2, 2004, compared with $61.1 million as of January 3, 2003. Our inventory allowances as of January 2, 2004 were $25.9 million, compared with $25.2 million as of January 3, 2003. Our inventory is recorded at the lower of cost or market. We use a standard cost accounting system to value inventory and these standards are reviewed a minimum of once a year and multiple times a year in our most active manufacturing plants. We adjust the inventory value for estimated excess and obsolete inventory based on our assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider future taxable income, resolution of tax uncertainties and prudent and feasible tax planning strategies. In fiscal year 2003, we have recorded a deferred tax asset of $7.6 million that is more likely than not to be realized. We need to generate $20.0 million of future US income to realize the deferred tax asset.

If we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination is made.

Our effective income tax rates from continuing operations for fiscal years 2003, 2002 and 2001 were (8%), 25% and (9%), respectively. The 2002 and 2001 income tax rates differ from the US federal statutory rate of 35%, due primarily to non-US taxes and the inability to realize the benefit of net operating losses. The 2003 income tax rate is less than the US federal statutory rate, due primarily to the realization of benefits from net operating losses and other previously reserved deferred tax assets.

Goodwill Impairment

Goodwill as of January 2, 2004 was $241.4 million, compared with $205.9 million as of January 3, 2003. We perform goodwill impairment tests on an annual basis for each reporting unit. Based on impairment tests performed, there was no impairment of our goodwill in fiscal 2003 and 2002.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers.

Accounting  for  the  Long-Lived   Assets  Including   Intangibles   Subject  to
Amortization

Depreciation and amortization of our long-lived assets is provided using straight-line methods over their estimated useful lives. Changes in circumstances such as the passage of new laws or changes in regulations, technological advances, changes to our business model, or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In those cases where we determine that the useful life of a long-lived asset should be revised, we will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments, or mandated regulatory requirements could result in shortened useful lives.

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

Warranty Costs

The liability for product warranties was $5.1 million as of January 2, 2004, compared with $6.4 million as of January 3, 2003. (See Note 1 of the Notes to the Consolidated Financial Statements for further information regarding our warranty liability.) The warranty periods for our products are generally between one and three years from date of shipment. Selected military programs may require extended warranty periods up to 5.5 years, certain TDS products have a five year or 90-day warranty period, and certain Nikon products have a five year warranty period. We accrue for warranty costs as part of our cost of sales based on associated material costs and technical support labor costs. Material cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment.

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

Stock Compensation

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for our stock option plans and stock purchase plan. Accordingly, we do not recognize compensation cost for stock options granted at a price equal to fair market value. Note 13 of the Notes to the Consolidated Financial Statements describes the plans we operate, and Note 1 of the Notes to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income
(loss) and earnings (loss) per share for fiscal 2003, 2002, and 2001 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date.

Investment in Joint Ventures

We have adopted the equity method of accounting for our investments in the Caterpillar and Nikon joint ventures. This requires that we record our share of the joint ventures' profits or losses in a given fiscal period. See Note 3 of the Notes to the Consolidated Financial Statements for joint venture accounting.

Upon the formation of our Caterpillar joint venture in April 2002, we received a cash distribution of $11.0 million. We have elected to treat the cash distribution as a deferred gain, being amortized to the extent that losses are attributable from the Caterpillar joint venture under the equity method described above. When and if the joint venture is profitable on a sustainable basis and future operating losses are not anticipated, then we will recognize as a gain, the portion of the $11.0 million, which is unamortized. To the extent that it is possible that we will have any future-funding obligation relating to the Caterpillar joint venture, then the relevant amount of the $11.0 million will be deferred until such time that the funding obligation no longer exists. As of January 2, 2004, the balance of the unamortized deferred gain was $9.8 million.

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

Under the terms of the Nikon-Trimble agreement, Nikon contributed (Y)1.2 billion (approximately US$10 million on June 30, 2003) in cash, while we contributed
(Y)500  million  (approximately  US$4.1 million as of June 30, 2003) in cash and
(Y)700 million of our common stock or 349,251 shares valued at approximately US$5.9 million on June 30, 2003. Nikon-Trimble purchased certain tangible and intangible assets from Nikon Geotecs Co., Ltd., and Trimble Japan KK.

Nikon-Trimble is 50% owned by us and 50% owned by Nikon, with equal voting rights for both. Nikon-Trimble focuses on the design and manufacture of surveying instruments including mechanical total stations and related products. In Japan, this joint venture will distribute Nikon's survey products as well as our GPS survey products and other Engineering and Construction products, including robotic total stations. Outside Japan, we will be the exclusive distributor of Nikon survey and construction products.

* We expect the joint venture to enhance our market position in survey instruments through geographic expansion and market penetration. Nikon's line of instruments will broaden our survey and construction product portfolio and enable us to better access emerging markets. It will also provide us with the ability to sell our GPS and robotic technology to existing Nikon customers. Additionally, we expect to improve our market position in Japan because of the Nikon-Trimble distribution network.

Acquisitions

Applanix Corporation

* On July 7, 2003, we acquired privately held Applanix Corporation, a Canadian developer of systems that integrate inertial navigation system and GPS technologies. We expect the Applanix acquisition to extend our technology portfolio and enable increased robustness and capabilities in our future positioning products. Applanix's performance is reported under our Portfolio Technologies segment.

MENSI S.A.

* On December 9, 2003, we acquired privately held MENSI S.A., a French developer of terrestrial 3D laser scanning technology. We expect the MENSI acquisition to enhance our technology portfolio and expand our product offerings. MENSI's performance is reported under our Engineering and Construction segment.

The combined purchase price of Applanix and MENSI was approximately $25 million.

TracerNET Corporation

* On March 5, 2004, we acquired privately held TracerNET Corporation of Virginia, a provider of wireless fleet management solutions. We expect the TracerNET acquisition to offer more diverse and complete fleet management solutions. TracerNET's performance will be reported under our Mobile Solutions segment.

RESULTS OF OPERATIONS

The following table shows revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below. Operating income by segment excludes unallocated corporate expenses which are comprised primarily of general and administrative costs, amortization of purchased intangibles as well as other items not controlled by the business segment. Segment operating income for fiscal 2002 and fiscal 2001 have been restated to reflect the allocations of certain corporate expenses so as to be comparable with the allocation methodology in fiscal 2003.

At the beginning of fiscal 2003, we realigned two of our reportable segments. The following table shows restated revenue and operating income by segment to reflect this realignment. The Tripod Data Systems business is now included in the Engineering and Construction segment and was previously included in the Portfolio Technologies segment.


                                                            January 2,       January 3,      December 28,
Fiscal Years Ended                                             2004             2003             2001
------------------                                             ----             ----             ----
(Dollars in thousands)
Total consolidated revenue                                  $540,903         $466,602         $475,292
Total consolidated operating income                          $83,586          $62,320          $62,306

Engineering and Construction

   Revenue                                                  $367,058         $319,615         $317,849
   Segment revenue as a percent of total revenue                 68%              68%              67%

   Operating income                                           60,664           53,453           49,849
   Operating income as a percent of segment revenue              17%              17%              16%
Field Solutions

   Revenue                                                    79,879           67,259           68,519
   Segment revenue as a percent of total revenue                 15%              14%              14%

   Operating income                                           14,500            9,676           11,349
   Operating income as a percent of segment revenue              18%              14%              17%
Mobile Solutions

   Revenue                                                    12,981            8,486           13,791
   Revenue as a percent of total consolidated revenue             2%               2%               3%

   Operating loss                                            (6,452)         (12,039)          (9,990)
   Operating loss as a percent of segment revenue              (50%)           (142%)            (72%)
Component Technologies

   Revenue                                                    64,193           59,755           58,083
   Segment revenue as a percent of total revenue                 12%              13%              12%

   Operating income                                           16,560           10,673           10,359
   Operating income as a percent of segment revenue              26%              18%              18%
Portfolio Technologies

   Revenue                                                    16,792           11,487           17,050
   Segment revenue as a percent of total revenue                  3%               2%               4%

   Operating income (loss)                                   (1,686)              557              738
   Operating income (loss) as a percent of segment
     revenue                                                   (10%)               5%               4%


A reconciliation of our consolidated segment operating income (loss) to consolidated income before income taxes follows:



                                                  January 2,   January 3,   December 28,
Fiscal Years Ended                                   2004         2003         2001
------------------                                   ----         ----         ----
(In thousands)
Consolidated segment operating income from
  continuing operations                           $ 83,586     $  62,320    $   62,306
Unallocated corporate expense                     (20,320)      (19,098)      (29,137)
Amortization of purchased intangible assets        (7,312)       (8,300)      (29,389)
Restructuring charges                              (2,019)       (1,099)       (3,599)
Non-operating expense, net                        (18,350)      (19,999)      (21,773)
                                                  --------      --------      --------
Consolidated income (loss) before income taxes    $ 35,585     $  13,824    $ (21,592)
                                                  ========     =========    ==========

Basis of Presentation

We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2003 was January 2, 2004. Fiscal 2003 was a 52-week year and fiscal 2002 a 53-week year. As a result of the extra week in fiscal 2002, year-over-year results are not exactly comparable. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, the Company, analysts, shareholders, investors, and others will have to make appropriate adjustments to any analysis performed when comparing our activities and results in fiscal years that contain 53 weeks to those that contain the standard 52 weeks. Fiscal year 2001 comprised 52 weeks.

Impact of Weaker US Dollar on Operating Income in Fiscal 2003

The depreciation of the US dollar versus major European currencies positively impacted revenues by approximately $15.3 million in fiscal 2003 compared with fiscal 2002. As a result of our significant manufacturing, distribution, research and development, and selling expenses incurred outside of the US, the weaker US dollar negatively impacted our operating income by approximately $5.9 million in fiscal 2003.

Revenue

In fiscal 2003, total revenue increased by $74.3 million or 15.9% to $540.9 million from $466.6 million in fiscal 2002. The increase in fiscal 2003 was primarily due to stronger performances in all of our operating segments driven by the new product offerings, increased acceptance of our products in the markets we serve, expanded distribution and selective acquisitions, as well the positive impact of the weaker US dollar on revenues generated in foreign currencies, primarily the Euro. Total revenue in fiscal 2002 decreased by $8.7 million or 1.8% to $466.6 million from $475.3 million in fiscal 2001, primarily due to the reduction of revenue in Mobile Solutions and Portfolio Technologies segments.

International Revenues

* Total revenue outside the United States comprised approximately 51% in 2003, 49% in 2002, and 50% in 2001. During the 2003 fiscal year, North and South America represented 56%, Europe, the Middle East and Africa represented 31%, and Asia represented 13% of total revenues. In fiscal 2003, the United States comprised approximately 49% of total revenues. We anticipate that sales to international customers will continue to account for a significant portion of our revenue. For this reason, we are subject to the risks inherent in these foreign sales, including unexpected changes in regulatory requirements, exchange rates, governmental approval, tariffs, or other barriers. Even though the US Government announced on March 29, 1996, that it supports and maintains the GPS system, and on May 1, 2000, stated that it has no intent to restore Selective Availability, a method of degrading GPS accuracy, there may be reluctance in certain non-US markets to purchase such products given the control of GPS by the US Government. Our results of operations could be adversely affected if we were unable to continue to generate significant sales in locations outside the US.

* No single customer accounted for 10% or more of our total revenues in fiscal 2003, 2002, and 2001. It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by us may adversely affect the results of operations.

Gross Margin

Our gross margin varies due to a number of factors including product mix, international sales mix, customer type, the effects of production volumes and fixed manufacturing costs on unit product costs, new product start-up costs, and foreign currency translations. Gross margin as a percentage of total revenues was 49.6 % in fiscal 2003 and 50.2% in fiscal 2002. The slight decrease in gross margin percentage for fiscal 2003, compared with fiscal 2002, was due primarily to the introduction of the Nikon products in the third quarter which generated a lower consolidated gross margin of approximately 0.8%. This was partially offset by stronger sales of TDS, GIS, wireless infrastructure, survey products as well as our ongoing focus on product cost reductions. Shipping and handling costs are included in cost of goods sold.

Gross margin as a percentage of total revenues was 50.2% in fiscal 2002 and 49.9% in fiscal 2001. The slight increase in gross margin percentage for fiscal 2002, compared with fiscal 2001, was due in part to approximately $3.3 million of additional charges associated with the write down of obsolete inventory in fiscal 2001 related to the rationalization and simplification of product lines and inventories in excess of our forecasted 12-month demand.

* Because of potential product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margins cannot be assured. In addition, should the global economic conditions deteriorate, gross margin could be further adversely impacted.

Engineering and Construction

Engineering and Construction revenues increased by $47.4 million or 14.8% while segment operating income increased by $7.2 million or 13.5% for fiscal 2003 as compared to fiscal 2002. Approximately half of the revenue increase was driven by new product introductions and our increased marketing efforts. The remaining increase was split evenly between geographic expansion, especially in Asia and Russia, and the impact of the weaker US dollar. Segment operating income increased due to higher revenues that were partially offset by increased operating expenses outside the United States (largely driven by the weaker US dollar), increased research and development spending on certain programs as we continue to invest in developing next generation technology and lower margins earned on the sale of Nikon products. Overall, segment operating income remained consistent at 17% of revenues.

Engineering and Construction revenues increased by $1.8 million or 0.6% during fiscal 2002 as compared to fiscal 2001 primarily due to the LeveLite acquisition which added $3.6 million of revenues, and strong performance by our machine control product offering as we continue to penetrate the after-market for machine guidance on earthmoving equipment. Increased revenues were partially offset by a reduction in revenues in several product areas due to continued difficult global economic conditions. Segment operating income increased by $3.6 million or 7.2% in fiscal 2002 over fiscal 2001 primarily due to a reduction of $4.2 million of operating expenses due to the transfer of employee-related expenses to Caterpillar Trimble Control Technologies. Higher revenues and lower operating expenses were partially offset by a reduction in gross margin as a result of product sales mix during fiscal 2002.

Field Solutions

Field Solutions revenues increased by approximately $12.6 million or 18.8% while segment operating income increased by $4.8 million or 49.9% for fiscal year 2003 as compared to fiscal 2002. Revenues were up year over year due to continued strong sales of the GeoExplorer(R) CE series handhelds released at the end of fiscal 2002, and due to the expansion of our automatic guidance products onto new agricultural vehicles.

Segment operating income increased in 2003 from the fiscal year 2002 primarily due to higher revenues. This increase was partially offset by fractionally lower gross margins and more investment in research and development and sales functions. This enabled the segment operating income to increase from 14% to 18% of revenues.

Field Solutions experienced a revenue decline in fiscal 2002 of $1.3 million or 1.8% compared with fiscal 2001 primarily due to the decline in the United States federal, state, and local government spending and a delay in the release of the new GeoExplorer(R) CE Series due to component supply issues. This decrease was partially offset by the increased demand for both the manual and auto guidance product lines. Segment operating income decreased by $1.7 million or 14.7% in fiscal 2002 over fiscal 2001 primarily due to the decrease in government spending described above and lower gross margin due to product sales mix, which was more weighted toward the relatively lower margin agricultural business area.

Mobile Solutions

Mobile Solutions revenues increased by $4.5 million or 53% in fiscal 2003 over fiscal 2002 due primarily to an increase in our CrossCheck product sales and higher fleet management services revenues as a result of an expanded customer base. Segment operating loss decreased by $5.6 million or 46.4% in fiscal 2003 over fiscal 2002 due to increased revenues and lower operating expenses. Operating expenses decreased by approximately $3.0 million primarily due to a reduction in outside services and our personnel related to the completion of our Telvisant system.

Mobile Solutions revenues decreased by $5.3 million or 38.5% in fiscal 2002 over fiscal 2001 primarily due to the reduction of approximately $3.0 million in our satellite communications business as a result of our decision to discontinue the Galaxy(TM) Inmarsat-C product line in early 2001, a slow down in system integration projects due to reduced spending at municipalities, and reduced sales of wireless products of $0.9 million due to a transition from a sensor provider to a fully integrated service provider. Sales of some product lines were down as a result of the economic slow down and the shift of technology from analog to digital.

Segment operating loss increased by $2.0 million or 20.5% in fiscal 2002 over fiscal 2001 primarily due to the lower revenues as described above, and increased costs incurred in the development and marketing of a service platform to enable a range of asset management solutions.

Component Technologies

Component Technologies revenues increased by $4.4 million or 7.4%, while segment operating income increased by $5.9 million or 55.2% for the fiscal year 2003 as compared to fiscal 2002. The increase in revenues was primarily due to increased demand from our existing wireless infrastructure customers. Segment operating income increased from 18% to 26% of revenues. The increase was primarily due to a reduction in costs of goods sold due to the transfer of the manufacturing of our products to China, reduced costs of raw materials, increased revenues and higher margins aided by favorable product mix.

Component Technologies revenues increased by $1.7 million or 2.9% in fiscal 2002 over fiscal 2001 due primarily to a timing products increase of $4.6 million in fiscal 2002 over fiscal 2001 due to significant demand during the second half of fiscal 2002 from new and existing wireless infrastructure customers. IVN revenue decreased $1.0 million in fiscal 2002 over fiscal 2001 as average selling prices declined by more than 9%, and license revenue decreased $1.7 million in fiscal 2002 over fiscal 2001 due to an expired license contract. Component Technologies operating income increased by $0.3 million or 3% in fiscal 2002 over fiscal 2001 as a result of higher gross margins resulting from higher revenues and favorable product mix, partially offset by higher operating expenses, primarily in research and development and marketing.

Portfolio Technologies

Portfolio Technologies revenues increased by $5.3 million or 46.2% for the fiscal year 2003 as compared to fiscal 2002. The increase in revenues was mostly driven by the inclusion of revenue from Applanix acquired in 2003, while offset by lower revenue of military-related products. Segment operating income decreased by $2.2 million or 402.7% for fiscal 2003 as compared to fiscal 2002 due to weaker operating results from military products.

Portfolio Technologies revenues decreased by $5.6 million or 32.6% in fiscal 2002 over fiscal 2001 primarily due to lost revenues of $4.4 million as a result of the sale of our air transport product line to Honeywell in fiscal 2001. Portfolio Technologies operating income decreased by $0.2 million or 24.5% in fiscal 2002 over fiscal 2001 due to the lower revenues which was offset by cost reduction initiatives.

Operating Expenses

The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:


                                                     January 2,       January 3,     December 28,
Fiscal Years Ended                                     2004             2003            2001
------------------                                     ----             ----            ----
(In thousands)
Research and development                             $  67,641        $  61,232       $  62,881
Sales and marketing                                     97,870           89,344         103,778
General and administrative                              39,253           40,634          37,407
Restructuring charges                                    2,019            1,099           3,599
Amortization of goodwill and other purchased
  intangible assets                                      7,312            8,300          29,389
                                                         -----            -----          ------
Total operating expenses                             $ 214,095        $ 200,609       $ 237,054
                                                     =========        =========       =========

Research and Development

Research and development expenses increased by $6.4 million to $67.6 million in fiscal 2003 over fiscal 2002 due to continued investment in next generation technology primarily in the Engineering and Construction segment, the weakness of the US dollar versus major European and New Zealand currencies, and also the inclusion of the research and development expenses from Applanix after the acquisition in July 2003. Overall spending remained relatively constant at approximately 13% of revenues. All of our research and development costs have been expensed as incurred.

Research and development spending decreased by $1.6 million during fiscal 2002 as compared to fiscal 2001 and represented 13% of revenue, consistent with 13% in fiscal 2001, primarily due to the transfer of employee-related expenses to our Caterpillar joint venture of approximately $2.8 million, partially offset by an increase in engineering expenses associated with the introduction of new products.

* We believe that the development and introduction of new products are critical to the our future success and we expect to continue active development of new products.

Sales and Marketing

Sales and marketing expenses increased by $8.5 million to $97.9 million in fiscal 2003 over fiscal 2002 primarily due to higher revenue, increased sales efforts mostly in emerging geographic areas such as China and Russia, the impact of the weaker US dollar in Europe, and the inclusion of Applanix sales and marketing expenses not applicable in the prior fiscal year. As a percentage of revenue, sales and marketing expenses decreased from 19% to 18%.

Sales and marketing expenses decreased by $14.4 million in fiscal 2002 and represented 19% of revenue, compared with 22% in fiscal 2001. During fiscal 2001, we sold off many of our direct sales offices which decreased sales and marketing expenses by approximately $7.0 million for fiscal 2002, and we decreased overall compensation, travel, advertising, promotional, and trade show expenses by approximately $7.4 million for fiscal 2002 compared to the corresponding period in fiscal 2001.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and exploit new markets for our products.

General and Administrative

General and administrative expenses in fiscal 2003 decreased by $1.4 million to $39.3 million and represented 7.3% of revenues compared with 8.7% in fiscal 2002. In fiscal 2002, we experienced higher bad debt expenses, primarily due to the bankruptcy of a large Japanese distributor. In addition, in fiscal 2003 we incurred $3.0 million less in information systems expenses. These reductions were offset in fiscal 2003 by lower sublease income received, expenses from Applanix after the acquisition in July 2003, and higher compensation costs.

General and administrative expenses increased by $3.2 million in fiscal 2002 representing 9% of revenue, compared with 8% in fiscal 2001 primarily due to an increase in bad debt provisions related to customers in an uncertain economic environment and bad debt expenses for accounts written off during the year due to customer defaults.

Restructuring Charges

Restructuring charges of $2.0 million were recorded in fiscal 2003, $1.1 million in fiscal 2002, and $3.6 million in fiscal 2001, all of which related to severance costs, except for $0.3 in 2003 which related to lease costs of our Japanese office closure due to the Nikon joint venture. As a result of the restructuring activities, our headcount decreased by 77, 49, and 207 in fiscal 2003, 2002, and 2001, respectively. As of January 2, 2004, the restructuring accrual balance was approximately $0.4 million which will be paid over the remaining term of the lease through 2006.

Amortization of Goodwill, Purchased and Other Intangible Assets

                                           January 2,   January 3,  December 28,
Fiscal Years Ended                            2004         2003         2001
------------------                            ----         ----         ----
(in thousands)
Amortization of goodwill and purchased
   intangibles(1)                           $   7,312     $  8,300    $ 29,389
Amortization of other intangible assets           604          868         917
                                                  ---          ---         ---
Total amortization of goodwill, purchased,
   and other intangible assets              $   7,916     $  9,168    $ 30,306
                                            =========     ========    ========

(1) Amortization of goodwill in 2001 only.

Amortization expense of purchased and other intangibles decreased in fiscal 2003 by approximately $1.3 million representing 1.5% of revenue, compared with 2% in fiscal 2002. The decrease was due to certain Spectra intangibles being fully amortized during fiscal 2003.

Amortization expense of goodwill, purchased, and other intangibles decreased in fiscal 2002 by approximately $21.1 million representing 2% of revenue, compared with 6% in fiscal 2001. The decrease was primarily due to the adoption of FAS 142 in fiscal 2002 that does not require the amortization of goodwill and intangible assets with indefinite lives.

Non-operating Expense, Net

The following table shows non-operating expense, net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

                                         January 2,    January 3,   December 28,
Fiscal Years Ended                          2004          2003          2001
------------------                          ----          ----          ----
(in thousands)

Interest income                          $      465   $     659     $    1,118
Interest expense                           (11,938)    (14,710)       (22,224)
Foreign exchange loss                         (592)       (823)          (237)
Expenses for affiliated operations, net     (6,403)     (3,954)              -
Other income (expense)                          118     (1,171)          (430)
                                                ---     ------           ----
Total non-operating expense, net         $ (18,350)   $(19,999)     $ (21,773)
                                         =========    ========      =========


Non-operating expense, net decreased by $1.6 million or 8% during fiscal 2003 as compared with fiscal 2002 primarily due to a reduction in interest expense of $2.8 million offset by an increase in expenses for affiliated operations. The increase in expenses for affiliated operations is primarily due to the full year impact of transfer pricing effects on transactions between us and our Caterpillar joint venture, which commenced operations in April 2002. (See Note 3 of the Notes to the Consolidated Financial Statements for financial information regarding joint ventures). In addition, we recorded approximately $0.3 million relating to our share of the losses in our Nikon joint venture established in 2003.

In fiscal 2003, interest expense decreased by approximately $2.8 million due to continued debt repayment during the year of approximately $51.8 million, combined with the effect of lower interest rates. Offsetting the lower debt interest, during the year, we recorded approximately $3.6 million of interest expense due to the write off of $2.3 million of unamortized debt issuance costs as a result of our debt refinancing in June 2003, as well as $1.3 million related to the unamortized portion of warrants associated with the principal balance of our Subordinated Note. (See Note 9 of the Notes to the Consolidated Financial Statements for financial information regarding our Subordinated Note.)

Non-operating expense, net decreased by $1.8 million during fiscal 2002 as compared with fiscal 2001, as a result of a decrease in net interest expense of $7.1 million due to significant repayment of debt balances during the year of approximately $52 million, combined with the effect of lower interest rates. This was partially offset by expenses recorded for affiliated operations of $4.0 million as a result of transfer pricing effects on transactions between us and our Caterpillar joint venture, an increase in foreign exchange loss of $0.6 million, and a write-down of minority investment of $1.5 million.

Income Tax Provision

Our effective income tax rates from continuing operations for fiscal years 2003, 2002, and 2001 were (8%), 25% and (9%), respectively. The fiscal 2002 and 2001 income tax rates differ from the US federal statutory rate of 35% due primarily to non-US taxes and the inability to realize the benefit of net operating losses. The 2003 income tax rate is less than the US federal statutory rate, primarily due to the realization of benefits from net operating losses and other previously reserved deferred tax assets.

Litigation Matters

* From time to time, we are involved in litigation arising out of the ordinary course of our business. There are no known claims or pending litigation that are expected to have a material effect on our overall financial position, results of operations, or liquidity.

Off-balance Sheet Financings and Liabilities

Other than lease commitments incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

                                                      January 2,     January 3,   December 28,
As of and for the Fiscal Year Ended                      2004           2003          2001
-----------------------------------                      ----           ----          ----
(dollars in thousands)
Cash and cash equivalents                             $  45,416      $  28,679    $  31,078
As a percentage of total assets                            8.3%           6.5%         7.4%
Accounts receivable days sales outstanding (DSO)             60             58           53
Inventory turns per year                                      4              5            4
Total debt                                            $  90,486      $ 138,525    $ 190,565

Cash provided by operating activities                 $  36,460      $  32,316    $  26,370
Cash used by investing activities                     $(22,653)      $ (5,766)    $(11,441)
Cash provided (used) by financing activities          $      54      $(31,729)    $(23,450)
Net increase/(decrease) in cash and cash equivalents  $  16,737      $ (2,399)    $ (9,798)


Cash and Cash Equivalents

In fiscal 2003, our cash and cash equivalents increased by $16.7 million from fiscal 2002. The increase was primarily due to cash generated by operating activities, partially offset by cash used in investing activities.

In fiscal 2003, cash provided by operating activities was $36.5 million, as compared to $32.3 million in fiscal 2002. The increase of $4.1 million was primarily driven by the $28.2 million increase in net income during fiscal 2003 compared to fiscal 2002 offset by an increase in accounts receivable and inventory and a decrease in accounts payable. Also, fiscal 2002 was positively impacted by a special one-time distribution of $11.0 million to us from our Caterpillar joint venture. Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital. Our accounts receivable days for sales outstanding increased from 58 days at the end of fiscal 2002 to 60 days at the end of fiscal 2003. Our inventory turns decreased from five at the end of fiscal 2002 to four at the end of fiscal 2003.

Cash used in investing activities were $22.7 million in fiscal 2003 as compared to $5.8 million in fiscal 2002. The increase was primarily due to approximately $4.8 million invested in our Nikon joint venture upon its formation, $2.2 million and $4.3 million cash outlays related to our acquisitions of Applanix and MENSI, respectively, certain earn-out payments made as a result of our previous LeveLite acquisition, and increased expenditure on capital equipment. During fiscal 2003, we spent approximately $10.9 million on capital expenditures.

Cash provided by financing activities, net, was neutral in fiscal 2003, as compared to $31.7 million cash used in fiscal 2002. However during fiscal 2003, we repaid approximately $69 million of debt-related to our previous Subordinated Note and Credit Facility. These debt payments were funded primarily by proceeds from the issuance of common stock to employees pursuant to our stock option plan and employee stock purchase plan of approximately $13.9 million, as well as issuance of common stock under a private equity placement of $38.3 million. On April 14, 2003, we sold 3,148,000 shares of our common stock, no par value per share, to an investor at a price of $12.17 per share in an offering pursuant to our shelf registration statement. The offering resulted in net proceeds to us of approximately $36.6 million, approximately $31 million of which was used to pay down the principal balance on the Subordinated Note and $5.6 million was used to pay down the accrued interest on that Note.

* We believe that our cash and cash equivalents, together with our credit facilities, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. At January 2, 2004, we had $45.4 million of cash and cash equivalents as well as access to $81 million of cash under the terms of our revolver loans.

* We expect fiscal 2004 capital expenditures to be approximately $12 million to $14 million, primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Debt

At the end of fiscal 2003, our total debt was approximately $90.5 million as compared with approximately $138.5 million at the end of fiscal 2002. This balance primarily consists of $43.8 million outstanding under a term loan and $44.0 million outstanding under a senior secured revolving credit facility. On June 25, 2003, we obtained a new Credit Facility (comprising of a term loan and revolver) in the amount of $109 million that enabled us to pay off our indebtedness under our previous credit facility and the Subordinated Note.

The new Credit Facility is secured by all material assets of our Company, except for a portion of assets that are not pledged due to foreign tax considerations. Financial covenants of the Credit Facility include leverage, fixed charge, and minimum net worth tests. At January 2, 2004 and as of the date of this report, we are in compliance with all debt covenants. The amortized principal, interest, and commitment fees due under the Credit Facility are paid quarterly. Under the four-year term loan portion of the Credit Facility, we are due to make payments (excluding interest) of approximately $12.5 million in each of the next three fiscal years (2004, 2005, and 2006), and $6.3 million in fiscal 2007.

Under the terms of the Credit Facility, we are allowed to pay dividends and repurchase shares of our common stock up to 25% of net income in the previous fiscal year. For additional discussion of our debt, see Note 9 of Notes to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future payment obligations:


                                         Less than        1-3          3-5        More than
Contractual Obligations       Total        1 year        Years        years        5 years
-----------------------       -----        ------        -----        -----        -------
(in thousands)
Total debt including      $   99,941   $   17,310    $   73,570    $   7,851    $   1,210
  interest
Operating leases              28,141       10,129        11,723        3,132        3,157
Purchase obligations          33,062       31,485         1,577            -            -
                              ------       ------         -----
Total                     $  161,144   $   58,924    $   86,870    $  10,983    $   4,367
                          ==========   ==========    ==========    =========    =========


* As of January 2, 2004, $65.9 million of our total debt was subject to variable quarterly interest rates. Per our loan agreement, we pay a three-month LIBOR rate plus a certain spread that depends on our leverage ratio. Our spread is expected to be 1.5% over the remaining life of our obligation of the debt. We have assumed a three-month LIBOR rate of 1.20% for each quarter in fiscal 2004 and have forecasted an increase of 25 basis points quarter over quarter to a maximum of 3.25%. (See Note 9 of the Notes to the Consolidated Financial Statements for further financial information regarding long-term debt)

Purchase obligations represent open purchase orders for material purchases with our customers. Our pension obligation which is not included in the table above, and is included in "Other non-current liabilities" on our Consolidated Balance Sheets, is disclosed at Note 14 of the Notes to the Consolidated Financial Statements.

New Accounting Standards

In November of 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have a material effect on our results.

Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not obtained any variable interests in any entities we believe are variable interest entities. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. We are in the process of determining the effect, if any, the adoption of FIN 46-R will have on our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have an effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have an effect on our financial statements.

RISKS AND UNCERTAINTIES

You should carefully consider the following risk factors, in addition to the other information contained in this Form 10-K and in any other documents to which we refer you in this Form 10-K, before purchasing our securities. The risks and uncertainties described below are not the only ones we face.

Our Inability to Accurately Predict Orders and Shipments May Affect Our Revenue, Expenses and Earnings per Share.

We have not been able in the past to consistently predict when our customers will place orders and request shipments so that we cannot always accurately plan our manufacturing requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional reserves and allowances. Any significant change in our customers' purchasing patterns could have a material adverse effect on our operating results and reported earnings per share for a particular quarter.


Our Operating Results in Each Quarter May Be Affected by Special Conditions, Such As Seasonality, Late Quarter Purchases, and Other Potential Issues.

Due in part to the buying patterns of our customers, a significant portion of our quarterly revenues occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter, although our operating expenses tend to remain fairly predictable. Engineering and construction purchases tend to occur in early spring, and governmental agencies tend to utilize funds available at the end of the government's fiscal year for additional purchases at the end of our third fiscal quarter in September of each year. Concentrations of orders sometimes also occur at the end of our other two fiscal quarters. Additionally, a majority of our sales force earns commissions on a quarterly basis which may cause concentrations of orders at the end of any fiscal quarter. If for any reason expected sales are deferred, orders are not received, or shipments are delayed a few days at the end of a quarter, our operating results and reported earnings per share for that quarter could be significantly impacted.


We Are Dependent on a Sole Manufacturer and Assembler for Many of Our Products and on Sole Suppliers of Critical Parts for Our Products.

We are substantially dependent upon Solectron Corporation in California, China and Mexico as the exclusive manufacturing partner for many of our GPS products previously manufactured out of our Sunnyvale facilities. Under the agreement with Solectron, we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron at least thirty calendar days in advance of the scheduled delivery of products to our customers depending on production lead time. Although purchase orders placed with Solectron are cancelable, the terms of the agreement would require us to purchase from Solectron all inventory not returnable or usable by other Solectron customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet customers' delivery requirements or we may accumulate excess inventories, if such inventories are not usable by other Solectron customers.

Our current contract with Solectron continues in effect until either party gives the other ninety days written notice.

Solectron is assembling all of our Component Technologies products in China. Although this initiative in China has brought cost savings over assembling in California, we may experience quality control issues, shipping delays, or other problems associated with manufacturing in China.

In addition, we rely on sole suppliers for a number of our critical components. We have experienced shortages of components in the past. Our current reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand, and could have a material adverse effect on our business.

Our Annual and Quarterly Performance May Fluctuate.

Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

     o    changes in market demand,
     o    competitive market conditions,
     o    market acceptance of existing or new products,
     o    fluctuations in foreign currency exchange rates,
     o    the cost and availability of components,
     o    our ability to manufacture and ship products,
     o    the mix of our customer base and sales channels,
     o    the mix of products sold,
     o    our   ability   to  expand  our  sales  and   marketing   organization
          effectively,
     o our ability to attract and retain key technical and managerial employees,
     o the timing of shipments of products under contracts and sale of licensing rights, and
     o    general global economic conditions.

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

Our Gross Margin Is Subject to Fluctuation.

Our gross margin is affected by a number of factors, including product mix, product pricing, cost of components, foreign currency exchange rates and manufacturing costs. For example, sales of Nikon products generally have lower gross margins as compared to our GPS survey products. Absent other factors, a shift in sales towards Nikon would lead to a reduction in our overall gross margins A decline in gross margin could negatively impact our earnings per share.

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

Our Credit Agreement Contains Financial Covenants.

On June 25, 2003, we executed a Credit Agreement with Scotia Capital and certain other banks which provides for financial commitments totaling up to $175 million. This credit facility contains financial covenants regarding minimum fixed charge coverage and maximum leverage ratio which are extremely sensitive to changes in earnings before interest, taxes, depreciation and amortization, or EBITDA. In turn, EBITDA is highly correlated to revenues and costs. If we default on one or more covenants, we will have to obtain either negotiated waivers or amendments to the Credit Agreement. If we were unable to obtain such waivers or amendments, the banks would have the right to accelerate the payment of our outstanding obligations under the Credit Agreement which would have a material adverse effect on our financial condition and viability as an operating company. In addition, a default under one of our debt instruments may also trigger cross defaults under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could have a material adverse effect on us.


We Rely on Key Customers.

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

We May Not Be Able to Enter Into or Maintain Important Alliances.

We believe that in certain business opportunities our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon, McNeilus, and CNH Global. Our failure to form and maintain such alliances, or the pre-emption of such alliances by actions of other competitors or us, will adversely affect our ability to penetrate emerging markets. No assurances can be given that we will not experience problems from current or future alliances or that we will realize value from any such strategic alliances.


We Are Dependent on the Availability of Allocated Bands Within the Radio Frequency Spectrum.

Our GPS technology is dependent on the use of the Standard Positioning Service ("SPS") provided by the US Government's GPS. The GPS SPS operates in radio frequency bands that are globally allocated for radio navigation satellite services. International allocations of radio frequency are made by the International Telecommunications Union ("ITU"), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference.

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

We Are Subject to the Adverse Impact of Radio Frequency Congestion.

We have certain products, such as GPS RTK systems, surveying and mapping systems, and Robotic Total Stations, that use integrated radio communication technology requiring access to available radio frequencies allocated by the FCC (or the NTIA in the case of federal government users of this equipment) for which the end user is required to obtain a license in order to operate their equipment. In addition, access to these frequencies by state agencies is under management by state radio communications coordinators. Some bands are experiencing congestion that excludes their availability for access by state agencies in some states, including the State of California. To reduce congestion, the FCC announced that it will require migration of radio technology from wideband to narrowband operations in these bands. In December 2003, the FCC stayed the effectiveness of its new rules until it acts on petitions requesting a reconsideration of this new requirement. The stay is indefinite at this point and the outcome of this proceeding is unknown at this time. An inability to obtain access to these radio frequencies by end users, and for new products to comply with FCC requirements, could have an adverse effect on our operating results.

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

In addition, there can be no assurance that the US Government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the US Government for the use of GPS without charge will remain unchanged. However, a 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access for civilian use free of direct user fees is specifically recognized and supported by Presidential policy. In addition, Presidential policy has been complemented by corresponding legislation, signed into law. Because of ever-increasing commercial applications of GPS, other US Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies.

Many of our products also use signals from systems that augment GPS, such as the Wide Area Augmentation System (WAAS) and national Differential GPS System (NDGPS). Many of these augmentation systems are operated by the federal government and rely on continued funding and maintenance of these systems. Any curtailment of the operating capability of these systems could result in decreased user capability thereby impacting our markets.

Any resulting change in market demand for GPS products could have a material adverse effect on our financial results. For example, European governments have expressed interest in building an independent satellite navigation system, known as Galileo. Depending on the as yet undetermined design and operation of this system, there may be interference to the delivery of the GPS SPS and may materially and adversely affect the utility and reliability of our products which could result in a material adverse effect on our business and operating results.

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

We Face Competition in Our Markets.

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GPS, optical and laser suppliers and competition may intensify from various larger US and non-US competitors and new market entrants, some of which may be our current customers. The competition in the future, may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

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

Others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned by us. In addition, effective copyright, patent and trade secret protection may be unavailable, limited or not applied for in certain countries. The steps taken by us to
protect  our  technology  might  not  prevent  the   misappropriation   of  such
technology.

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

We Must Carefully Manage Our Future Growth.

Growth in our sales or continued expansion in the scope of our operations could strain our current management, financial, manufacturing and other resources, and may require us to implement and improve a variety of operating, financial and other systems, procedures, and controls. Specifically we have experienced strain in our financial and order management system. We are expanding our sales, accounting, manufacturing, and other information systems to meet these challenges. These systems, procedures, or controls may not be adequate to support our operations and may not be designed, implemented, or improved in a cost-effective and timely manner. Any failure to implement, improve and expand such systems, procedures, and controls in a timely and efficient manner could harm our growth strategy and adversely affect our financial condition and ability to achieve our business objectives.

We Are Dependent on Retaining and Attracting Highly Skilled Development and Managerial Personnel.

Our ability to maintain our competitive technological position will depend, in a large part, on our ability to attract, motivate, and retain highly qualified development and managerial personnel. Competition for qualified employees in our industry and location is intense, and there can be no assurance that we will be able to attract, motivate, and retain enough qualified employees necessary for the future continued development of our business and products.

We May Encounter Problems Associated With International Operations and Sales.

Our customers are located throughout the world. Sales to unaffiliated customers in non-US locations represented approximately 51% of our revenues in our fiscal year 2003, 49% in our fiscal year 2002 and 50% in our fiscal year 2001. In addition, we have significant international operations, including manufacturing facilities, sales personnel and customer support operations. We have sales offices outside the US. Our non-US manufacturing facilities are in Sweden and Germany, and we have a regional fulfillment center in the Netherlands. Our non-US presence exposes us to risks not faced by wholly US companies.

Specifically, we have experienced issues relating to integration of non-US operations, greater difficulty in accounts receivable collection, longer payment cycles, and currency fluctuations. Additionally, we face the following risks, among others:

     o    unexpected changes in regulatory requirements;
     o    tariffs and other trade barriers;
     o    political,   legal  and  economic   instability  in  non-US   markets,
          particularly in those markets in which we maintain manufacturing and research facilities;
     o    difficulties in staffing and management;
     o    language and cultural barriers;
     o seasonal reductions in business activities in the summer months in Europe and some other countries;
     o    war and acts of terrorism; and
     o    potentially adverse tax consequences.

In certain non-US markets, there may be reluctance to purchase products based on GPS technology, given the control of GPS by the US Government.

We Are Exposed to Fluctuations in Currency Exchange Rates.

A significant portion of our business is conducted outside the United States, and as such, we face exposure to adverse movements in non-US currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. In fiscal 2003, the US dollar weakened against several major currencies in which we do business, adversely impacting our financial results.

Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. Our attempts to hedge against these risks may not be successful resulting in an adverse impact on our net income.

We Are Subject to the Impact of Governmental and Other Similar Certifications.

We market certain products that are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results. Also, our products that use integrated radio communication technology require an end user to obtain licensing from the Federal Communications Commission (FCC) for frequency-band usage. These are secondary licenses that are subject to certain restrictions. During the fourth quarter of 1998, the FCC temporarily suspended the issuance of licenses for certain of our real-time kinematics products because of interference with certain other users of similar radio frequencies. An inability or delay in obtaining such certifications or changes to the rules by the FCC could adversely affect our ability to bring our products to market which could harm our customer relationships and have a material adverse effect on our business.

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2003, our stock price ranged from $8.68 to $25.60. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

We are Subject to Environmental Laws and Potential Exposure to Environmental Liabilities.

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of non-hazardous and hazardous wastes, and emissions and discharges into the environment. Failure to comply with such laws and regulations could result in costs for corrective action, penalties, or the imposition of other liabilities. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of, or failure to remediate properly, such substances could adversely affect the value and the ability to transfer or encumber such property. Based on currently available information, although there can be no assurance, we believe that such liabilities will not have a material impact on our business.

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

We have adopted a Preferred Shares Rights Agreement, commonly known as a "poison pill." The provisions described above, our poison pill and provisions of the California General Corporation Law may discourage, delay or prevent a third party from acquiring us.


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

Market Interest Rate Risk

We are exposed to market risk due to the possibility of changing interest rates under our secured Credit Facility. Our Credit Facility is comprised of a three-year, US dollar-only revolver that expires on June 25, 2006, and a four-year term loan that expires on June 25, 2007. Borrowings under the Credit Facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on our Leverage Ratio. The revolver matures on June 25, 2006 and has an outstanding principal balance of $44 million, while the term loan matures on June 25, 2007 and has an outstanding principal balance of $43.8 million, as of January 2, 2004 (all in US currency only). The three-month LIBOR effective rate at January 2, 2004 was 1.155%. A hypothetical 10% increase in three-month LIBOR rates could result in approximately $101,790 annual increase in interest expense on the existing principal balances. We have hedged the market risk with an interest rate swap on 50% of our term loan. The rate on that interest rate swap is 2.517%.

* The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

Foreign Currency Exchange Rate Risk

We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, New Zealand, and Swedish currencies, the Euro, and the British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign exchange forward contract for trading purposes.

Foreign exchange forward contracts outstanding as of January 2, 2004 and January 3, 2003 are summarized as follows (in thousands):


                            January 2, 2004                January 3, 2003
                            ---------------                ---------------
                      Nominal Amount  Fair Value   Nominal Amount   Fair Value
                      --------------  ----------   --------------   ----------
Forward contracts:
     Purchased         $ 15,767       $ (1,666)     $  24,414         $ (658)
     Sold              $ 44,236           2,994        24,539             955


* We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

From time to time, we may also utilize forward foreign exchange contracts designated as cash flow hedges of operational exposures represented by firm backlog orders to specific accounts over a specific period of time. We record
changes  in  the  fair  value  of  cash  flow  hedges  in   accumulated,   other
comprehensive income (loss), until the firm backlog transaction ships. Upon recognition of revenue, we reclassify the gain or loss on the cash flow hedge to the statement of operations. The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flow from the forecasted transactions. All forward contracts have maturities of less than 12 months. For the fiscal year ended January 3, 2003, we recorded a gain of $57,000 reflecting the net change and ending balance in relation to a firm backlog hedge. We did not hedge against backlog orders during fiscal 2003.

                           TRIMBLE NAVIGATION LIMITED
                          INDEX TO FINANCIAL STATEMENTS



Consolidated Balance Sheets at January 2, 2004 and January 3, 2003...........45

Consolidated Statements of Operations for each of the three fiscal years in the period ended January 2, 2004.......................................46

Consolidated Statement of Shareholders' Equity for each of the three fiscal years in the period ended January 2, 2004..........................47

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 2, 2004.......................................48

Notes to Consolidated Financial Statements...................................49

Report of Ernst & Young LLP, Independent Auditors............................74

Item 8.         Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

                                                                                 January 2,      January 3,
As at                                                                               2004            2003
-----                                                                               ----            ----
(in thousands)
ASSETS

Current assets:

   Cash and cash equivalents                                                    $    45,416       $  28,679
   Accounts receivable, less allowance for doubtful accounts of $9,953
     and $9,900, respectively                                                       103,350          79,645
   Inventories, net                                                                  70,826          61,144
   Deferred income taxes                                                              4,380              76
   Other current assets                                                               5,659           8,401
                                                                                      -----           -----
        Total current assets                                                        229,631         177,945
Property and equipment, at cost less accumulated depreciation                        27,379          22,037
Goodwill                                                                            241,425         205,933
Other purchased intangible assets, less accumulated amortization                     19,741          23,238
Deferred income taxes                                                                 4,173             417
Other assets                                                                         22,554          12,086
                                                                                     ------          ------
        Total non-current assets                                                    315,272         263,711
                                                                                    -------         -------
        Total assets                                                            $   544,903       $ 441,656
                                                                                ===========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank and other short-term borrowings                                         $         -       $   6,556
   Current portion of long-term debt                                                 12,885          24,104
   Accounts payable                                                                  26,019          30,669
   Accrued compensation and benefits                                                 25,950          17,728
   Accrued liabilities                                                               15,599          21,000
   Accrued warranty expense                                                           5,147           6,394
   Deferred income taxes                                                              1,136               -
   Income taxes payable                                                               9,969           6,450
                                                                                      -----           -----
        Total current liabilities                                                    96,705         112,901

Non-current portion of long-term debt                                                77,601         107,865
Deferred gain on joint venture                                                        9,845          10,792
Deferred income tax                                                                   4,229           2,561
Other non-current liabilities                                                         8,279           6,186
                                                                                      -----           -----
        Total liabilities                                                           196,659         240,305
                                                                                    -------         -------
Commitments and Contingencies

Shareholders' equity:
   Preferred stock no par value; 3,000 shares authorized; none outstanding                -               -
   Common stock, no par value; 90,000 shares authorized; 49,988, and 43,965
     shares outstanding, respectively                                               303,015         225,872
   Retained earnings (accumulated deficit)                                           14,990        (23,495)
   Accumulated other comprehensive income (loss)                                     30,239         (1,026)
                                                                                     ------         ------
        Total shareholders' equity                                                  348,244         201,351
                                                                                    -------         -------
        Total liabilities and shareholders' equity                              $   544,903       $ 441,656
                                                                                ===========       =========

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  January 2,   January 3,   December 28,
Fiscal Years Ended                                                   2004         2003          2001
------------------                                                   ----         ----          ----
(in thousands, except per share data)

Revenue  (1)                                                     $  540,903   $  466,602    $  475,292
Cost of revenue                                                     272,873      232,170       238,057
                                                                    -------      -------       -------
Gross margin                                                        268,030      234,432       237,235

Operating expenses
   Research and development                                          67,641       61,232        62,881
   Sales and marketing                                               97,870       89,344       103,778
   General and administrative                                        39,253       40,634        37,407
   Restructuring charges                                              2,019        1,099         3,599
   Amortization of purchased intangible assets and goodwill           7,312        8,300        29,389
                                                                      -----        -----        ------
Total operating expenses                                            214,095      200,609       237,054
                                                                    -------      -------       -------
Operating income from continuing operations                          53,935       33,823           181
Non-operating income (expense), net

   Interest income                                                      465          659         1,118
   Interest expense                                                (11,938)     (14,710)      (22,224)
   Foreign currency transaction loss, net                             (592)        (823)         (237)
   Expenses for affiliated operations, net                          (6,403)      (3,954)             -
   Other income (expense), net                                          118      (1,171)         (430)
                                                                        ---      ------          ----
Total non-operating expense, net                                   (18,350)     (19,999)      (21,773)
                                                                    -------      -------       -------
Income (loss) before income taxes from continuing operations         35,585       13,824      (21,592)
Income tax provision (benefit)                                      (2,900)        3,500         1,900
                                                                    -------        -----         -----
Income (loss) from continuing operations                             38,485       10,324      (23,492)
Gain on disposal of discontinued operations (net of tax)                  -            -           613
                                                                                                   ---
Net income (loss)                                                $   38,485   $   10,324    $ (22,879)
                                                                 ==========   ==========    ==========

Basic earnings (loss) per share from continuing operations       $     0.81   $     0.24    $   (0.63)
Basic earnings per share from discontinued operations                     -                       0.01
                                                                                                  ====
Basic earnings (loss) per share                                  $     0.81   $     0.24    $   (0.62)
                                                                 ==========   ==========    ==========
Shares used in calculating basic earnings per share                  47,505       42,860        37,091

Diluted earnings (loss) per share from continuing operations     $     0.77   $     0.24    $   (0.63)
Diluted earnings per share from discontinued operations                   -            -          0.01
                                                                                                  ====
Diluted earnings (loss) per share                                $     0.77   $     0.24    $   (0.62)
                                                                 ==========   ==========    ==========
Shares used in calculating diluted earnings per share                50,012       43,578        37,091

(1) Includes sales to related parties of $4.0 million for fiscal 2003. None in fiscal 2001 and 2002.

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                Common stock and warrants              Accumulative
                                                                          Retained        Other           Total
                                                                          Earnings    Comprehensive    Shareholders'
                                                  Shares       Amount     (Deficit)    Income/(Loss)      Equity
                                                  ------       ------     ---------    -------------      ------
(in thousands)
Balance at December 29, 2000                      36,243      $154,846    $(10,940)       $(8,963)       $134,943
  Components of comprehensive income (loss):
    Net loss                                                               (22,879)                      (22,879)
    Loss on interest rate swap                                                               (203)          (203)
    Unrealized gain on investments                                                              16             16
    Foreign currency translation adjustments                                               (9,766)        (9,766)
                                                                                           ------         ------
  Comprehensive loss                                                                                     (32,832)
                                                                                                         -------
  Subtotal                                                                                                102,111
  Issuance of stock under employee plans
    and exercise of warrants                       1,376        11,344                                     11,344
  Issuance of stock in private placement           2,675        25,034                                     25,034
                                                   -----        ------                                     ------
Balance at December 28, 2001                      40,294       191,224     (33,819)       (18,916)        138,489

  Components of comprehensive income (loss):
    Net income                                                               10,324                        10,234
    Gain on interest rate swap                                                                 210            210
    Unrealized loss on investments                                                            (17)           (17)
    Foreign currency translation adjustments                                                17,697         17,697
                                                                                            ------         ------
  Comprehensive income                                                                                     28,214
                                                                                                           ------
  Subtotal                                                                                                166,703
  Issuance of stock for
  acquisition                                      1,190        12,033                                     12,033
   Issuance of stock under employee plans
     exercise of warrants                            561         4,091                                      4,091
  Issuance of warrants                                           1,528                                      1,528
  Issuance of stock in private placement           1,920        16,996                                     16,996
                                                   -----        ------                                     ------
Balance at January 3, 2003                        43,965       225,872     (23,495)        (1,026)        201,351

   Components of comprehensive income (loss):
    Net income                                                               38,485                        38,485
    Gain on interest rate swap                                                                 (7)            (7)
    Unrealized gain on investments                                                              74             74
    Foreign currency translation adjustments                                                31,198         31,198
                                                                                            ------         ------
  Comprehensive income                                                                                     69,750
                                                                                                           ------
  Subtotal                                                                                                271,101
  Issuance of stock for
  acquisition                                        825        18,524                                     18,524
  Issuance of stock for Joint Venture with
     Nikon                                           350         5,922                                      5,922
  Issuance of stock under employee plans
     and exercise of warrants                      1,593        13,929                                     13,929
  Issuance of stock for Levelite                     107         1,349                                      1,349
  Issuance of warrants                                             836                                        836
  Issuance of stock in private placement           3,148        36,583                                     36,583
                                                   -----        ------                                     ------
Balance at January 2, 2004                        49,988      $303,015    $  14,990       $ 30,239       $348,244
                                                  ======      ========    =========       ========       ========

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  January 2,    January 3,   December 28,
Fiscal Years Ended                                                   2004          2003          2001
------------------                                                   ----          ----          ----
(In thousands)
Cash flow from operating activities:
   Net income (loss)                                             $ 38,485      $ 10,324     $(22,879)
Adjustments to reconcile net income (loss) to cash
   flows provided by operating activities:
   Depreciation expense                                             8,864         9,850        11,218
   Amortization expense                                             7,916         9,168        30,306
   Provision for doubtful accounts                                   (32)         5,443         5,077
   (Gain) loss on sale of fixed assets                                  -           423         (135)
   Amortization of deferred gain                                        -       (1,061)       (1,584)
   Amortization of debt issuance cost                               3,515         1,197           960
   Deferred income taxes                                          (6,532)         1,464         (887)
   Other                                                            2,533           193         (508)
Decrease (increase) in assets:
   Accounts receivable                                           (16,683)      (10,615)         6,842
   Inventories                                                    (4,862)       (7,649)         7,442
   Other current and non-current assets                             (792)       (3,920)         2,393
   Effect of foreign currency translation adjustment                6,895           438       (3,261)
Increase (decrease) in liabilities:
   Accounts payable                                               (6,387)         8,593       (4,954)
   Accrued compensation and benefits                                6,723         3,452       (3,112)
   Deferred gain on joint venture                                   (947)        10,792             -
   Accrued liabilities                                            (6,437)       (4,823)       (2,946)
   Income taxes payable                                             4,201         (953)         2,398
                                                                    -----         ----          -----
Net cash provided by operating activities                          36,460        32,316        26,370
                                                                   ------        ------        ------
Effect of exchange rate changes on cash and cash                    2,876         2,780       (1,277)
  equivalents

Cash flow from investing activities:
   Acquisition of property and equipment                         (10,901)       (7,157)       (7,254)
   Proceeds from sale of assets                                       334         1,407         1,177
   Acquisitions, net of cash acquired                             (6,606)         1,718       (4,430)
   Investment in Nikon-Trimble Joint Venture                      (4,810)             -             -
   Costs of capitalized patents                                     (670)       (1,734)         (934)
                                                                    -----       -------         -----
Net cash used by investing activities                            (22,653)       (5,766)      (11,441)
                                                                 --------       -------      --------
Cash flow from financing activities:
   Issuance of common stock and warrants                           50,514        21,393        36,378
   (Payment)/collection of notes receivable                         1,326       (1,082)           872
   Proceeds from long-term debt and revolving credit lines        138,288        18,000        30,062
   Payments on long-term debt and revolving credit lines        (190,074)      (70,040)      (90,762)
                                                                ---------      --------      --------
Net cash provided (used) by financing activities                       54      (31,729)      (23,450)
                                                                       --      --------      --------
Net increase (decrease) in cash and cash equivalents               16,737       (2,399)       (9,798)
Cash and cash equivalents, beginning of period                     28,679        31,078        40,876
                                                                   ------        ------        ------
Cash and cash equivalents, end of period                         $ 45,416      $ 28,679     $  31,078
                                                                 ========      ========     =========

See accompanying Notes to the Consolidated Financial Statements.

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

Basis of Presentation

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2003 was January 2, 2004. Fiscal 2002 was a 53-week year. The financial results of fiscal year 2002 have an extra week, and therefore will not be exactly comparable to the prior and subsequent 52-week fiscal years. Fiscal year 2001 comprised 52 weeks.

The consolidated financial statements include the results of Trimble and its subsidiaries. Inter-company accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the current year presentation.

Foreign Currency

Assets and liabilities of the Company's non-US subsidiaries are translated into US dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Local currencies are considered to be the functional currencies for the Company's non-US subsidiaries. Translation adjustments are included in shareholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive income (loss)." Foreign currency transaction gains and losses are included in results of operations as incurred and have not been significant to the Company's operating results in any fiscal year presented. The effect of foreign currency rate changes on cash and cash equivalents is not material. Cumulative translation adjustment increased by approximately $31.2 million due to weakening US dollar against other currencies affecting the translation of our assets dominated in non-US currencies.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with insignificant interest rate risk and maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Concentration of Risk

In entering into forward foreign exchange contracts, Trimble has assumed the risk that might arise from the possible inability of counter-parties to meet the terms of their contracts. The counter-parties to these contracts are major multinational investment and commercial banks, and the Company does not expect any losses as a result of counter-party defaults (see Note 6 of the Notes to the Consolidated Financial Statements). The Company is also exposed to credit risk in the Company's trade receivables, which are derived from sales to end user customers in diversified industries as well as various resellers. Trimble performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral.

With the selection of Solectron Corporation in August 1999 as an exclusive manufacturing partner for many of its GPS products, Trimble became substantially dependent upon a sole supplier for the manufacture of many of its products. In addition, the Company relies on sole suppliers for a number of its critical components.

Many of Trimble's products use GPS as the positioning technology. GPS is a system of 24 orbiting satellites established and funded by the US Government, which has been fully operational since March 1995. A significant reduction in the number of operating satellites would impair the current utility of the GPS system and the growth of current and additional market opportunities. In addition, the US Government may not remain committed to the operation and maintenance of GPS satellites over a long period, and the policy of the US Government for the use of GPS without charge may change.

Allowance for Doubtful Accounts

Trimble  maintains   allowances  for  doubtful  accounts  for  estimated  losses resulting from the inability of its customers to make required payments.

Trimble evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations to the Company, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount Trimble believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company's recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. The amount was not significant in fiscal 2003 and the expenses recorded for doubtful accounts were $5.4 million in fiscal 2002 and $5.1 million in fiscal 2001.

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

Intangible and Non-Current Assets

Intangible assets include goodwill, assembled workforce, distribution channels, patents, licenses, technology, and trademarks which are capitalized at cost. Intangible assets with definite lives are amortized on the straight-line basis. Useful lives generally range from five to seven years, with weighted average useful life of 5.7 years. Prior to December 29, 2001, goodwill was amortized over 20 years, except for goodwill from the Grid Data purchase, which was amortized over five years.

If facts and circumstances indicate that the goodwill, other intangible assets, or property and equipment may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write-down to fair market value or discounted cash flow value is required. Trimble performed an impairment test of goodwill upon transition to FAS No. 142 on December 29, 2001, and an annual impairment test at the end of the third fiscal quarter of 2002 and 2003, respectively, and found no impairment. Trimble will continue to evaluate its goodwill for impairment on an annual basis at the end of each fiscal third quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

Trimble adopted SFAS No. 142 on December 29, 2001. As a result, goodwill is no longer amortized and intangible assets with indefinite lives were reclassified to goodwill.

Revenue Recognition

Trimble's revenues are recorded in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Revenues from purchased extended warranty and support agreements are deferred and recognized ratably over the term of the warranty/support period. Substantially all technology licenses and research revenue have consisted of initial license fees and royalties, which were recognized when earned, provided we had no remaining obligations.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

Trimble's shipment terms for US orders, and international orders fulfilled from its European distribution center are typically FCA (Free Carrier) shipping point, except certain sales to US government agencies which are shipped FOB destination. FCA shipping point means that Trimble fulfills the obligation to deliver when the goods are handed over, cleared for export, and into the charge of the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, Trimble may choose within the place or range stipulated where the carrier will take the goods into carrier's charge. Shipping and handling costs are included in the cost of goods sold.

Other international orders are shipped FOB destination, which means these international orders are not recognized as revenue until the product is delivered and title has transferred to the buyer or FCA shipping point. FOB destination means that Trimble bears all costs and risks of loss or damage to the goods up to that point.

Revenue to distributors and resellers is recognized upon delivery, assuming all other criteria for revenue recognition have been met. Distributors and resellers do not have a right of return.

When a sale involves multiple elements the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product revenue allocated to an individual element is limited to the lesser of its relative fair value or the amount not contingent on the Company's delivery of other elements under the arrangement, regardless of the probability of the Company's performance.

Trimble's software arrangements generally consist of a license fee and post contract customer support (PCS). Trimble has established vendor-specific objective evidence (VSOE) of fair value for its PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method, which revenue is primarily recognized when the software has been delivered and there are no remaining obligations. Revenue from PCS is recognized ratably over the term of the PCS agreement.

Support and Warranty

The warranty periods for the Company's products are generally between one and three years from date of shipment. Selected military programs may require extended warranty periods up to 5.5 years, certain TDS products have a five year or 90-day warranty period, and certain Nikon products have a five year warranty period. Trimble supports its GPS products through a circuit board replacement program from locations in the United Kingdom, Germany, Japan, and the United States. The repair and calibration of Trimble's non-GPS products are available from company- owned or authorized facilities. The Company reimburses dealers and distributors for all authorized warranty repairs they perform.

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

Changes in the Company's product warranty liability during the 12 months, ended January 2, 2004 and January 3, 2003, are as follows:

                                         January 2,      January 3,
Fiscal Years Ended                          2004            2003
------------------                          ----            ----
(In thousands)

Beginning balance                      $    6,394       $    6,827
Warranties accrued                          4,417            2,821
Warranty claims                           (5,664)           (3,254)
                                          ------            ------
Ending Balance                         $    5,147       $    6,394
                                       ==========       ==========

Guarantees, Including Indirect Guarantees of Indebtedness of Others

In addition to product warranties, the Company, from time to time, in the normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third party claims that the Trimble's products when used for their intended purpose(s) infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by the Company under these obligations were not material and no liabilities have been recorded for these obligations on the balance sheets as of January 2, 2004 and January 3, 2003.

Advertising Costs

Trimble expenses advertising costs as incurred. Advertising expenses were approximately $9.2 million, $6.3 million, and $6.8 million in fiscal 2003, 2002, and 2001, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. Trimble received third party funding of approximately $4.9 million, $5.3 million, and $4.1 million in fiscal 2003, 2002, and 2001, respectively. The Company offsets research and development expenses with any third party funding received.

The Company retains the rights to any technology developed.

Stock Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and "Statement of Financial Accounting Standards No. 148" ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," Trimble applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, the Company does not recognize compensation cost for stock options granted at fair market value. Note 13 of the Consolidated Financial Statements describe the plans operated by Trimble.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan using the fair value method of SFAS No.123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2003, 2002, and 2001:

                                          January 2,   January 3,  December 28,
                                             2004        2003          2001
                                             ----        ----          ----

Expected dividend yield                        -            -            -
Expected stock price volatility            59.87%       52.70%       69.59%
Risk free interest rate                     3.34%        3.13%        4.15%
Expected life of options after vesting      1.56         1.18         1.20


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

Trimble's pro forma information is as follows:

                                                      January 2,     January 3,      December 28,
Fiscal Years Ended                                       2004           2003             2001
------------------                                       ----           ----             ----
(dollars in thousands)
Net income (loss) - as reported                       $  38,485      $  10,324        $(22,879)
Stock-based employee compensation expense
   determined under fair value method based for all
   awards, net of related tax effects                    11,549         11,641           12,718
                                                         ------         ------           ------
Net earnings (loss) - pro forma                       $  26,936      $ (1,317)        $(35,597)
Basic earnings (loss) per share - as reported              0.81           0.24           (0.62)
Basic earnings (loss) per share - pro forma                0.57         (0.03)           (0.96)
Diluted earnings (loss) per share - as reported            0.77           0.24           (0.62)
Diluted earnings (loss) per share - pro forma              0.54         (0.03)           (0.96)

Depreciation

Depreciation of property and equipment owned or under capitalized leases is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms. Useful lives include a range from two to six years for machinery and equipment, five years for furniture and fixtures, two to five years for computer equipment and software, and the life of the lease for leasehold improvements.

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

Earnings (Loss) Per Share

Number of shares used in calculation of basic earnings per share represents the weighted average common shares outstanding during the period and excludes any dilutive effects of options, warrants, and convertible securities. The dilutive effects of options, warrants, and convertible securities are included in diluted earnings per share. (See Note 21 to the Consolidated Financial Statements regarding a 3 for 2 stock split subsequent to year end.)

New Accounting Standards

In November of 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into after June, 2003. The effect of adoption of EITF Issue No. 00-21 on Trimble's results of operations and financial condition was immaterial.

Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, Trimble has not obtained any variable interests in any entities it believes are variable interest entities. For arrangements entered into prior to February 1, 2003, Trimble would be required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. Trimble is in the process of determining the effect, if any, the adoption of FIN 46-R will have on its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have an effect on Trimble's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, which for Trimble, was the fourth quarter of 2003. The adoption of this Statement did not have an effect on Trimble's financial statements.

Note 2 - Acquisitions:

The following is a summary of acquisitions made by Trimble during fiscal 2003, 2002, and 2001, all of which were accounted for as purchases:

Acquisition     Primary Service or Product                     Acquisition Date
-----------     --------------------------                     ----------------
Grid Data       Wireless application service provider          April 2, 2001
LeveLite        Low-end construction instrument products       August 15, 2002
Applanix        Inertial navigation systems and GPS            July 7, 2003
MENSI           3D laser scanning technology                   December 9, 2003

The consolidated financial statements include the results of operations of acquired companies commencing on the date of acquisition. Pro forma information is not presented, as these acquisitions did not have a material effect on the Company's results of operations.

Allocation of Purchase Consideration

The total purchase consideration for each of the above acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The following is a summary of purchase price, acquisition costs and purchase price allocation of the Grid Data, and LeveLite, Applanix, and MENSI acquisitions:


                                         Grid Data        LeveLite          Applanix           MENSI
                                         ---------        --------          --------           -----
(In thousands)
Purchase price                            $  8,248         $  7,506          $ 17,401         $  4,273
Acquisition costs                               50              144               438              372
Restructuring costs                              -              555                 -                -
                                                                ---
   Total purchase price                   $  8,298         $  8,205          $ 17,839         $  4,645
                                          ========         ========          ========         ========
Purchase price allocation:
    Fair value of tangible net assets
     acquired                                (141)            6,115             3,742            1,434
    Deferred tax                                 -                -           (1,153)                -
    Identified intangible assets:
      Existing technology                        -                -             3,440                -
   Goodwill                                  8,439            2,090            11,810            3,211
                                             -----            -----            ------            -----
Total                                     $  8,298         $  8,205          $ 17,839         $  4,645
                                          ========         ========          ========         ========

Grid Data, Inc.

On April 2, 2001, Trimble acquired certain assets of Grid Data, an Arizona corporation, for approximately $3.5 million in cash and the assumption of certain liabilities. In addition, the purchase agreement provided for Trimble to make earn-out payments based upon the completion of certain business milestones. In June 2002, Trimble issued 402,528 shares of common stock in settlement of all earn-out payments, which resulted in additional goodwill of $4.8 million, with a final purchase price of approximately $8.3 million.

LeveLite Technology, Inc.

On August 15, 2002, Trimble acquired LeveLite Technology, Inc., a California corporation, for approximately $5.7 million. This strategic acquisition complements Trimble's entry-level construction instrument product line. The purchase price consisted of 655,626 shares of common stock. The merger agreement provides for Trimble to make additional earn-out payments not to exceed $3.9 million (in common stock and cash payment) based on future revenues derived from existing product sales to a certain customer and a share of the payments received from the settlement of potential litigation. As of January 2, 2004, the total earn-out amount was approximately $1.8 million resulting in additional goodwill and a final purchase price of approximately $7.5 million.

Applanix Corporation

* On July 7, 2003, Trimble acquired privately held Applanix Corporation of Ontario, Canada for approximately $17.8 million. Applanix develops systems that integrate inertial navigation system (INS) and GPS technologies. The purchase price consisted of 1,154,240 shares of Trimble common stock, of which 720,404 were issued. Former Applanix shareholders have the right to receive the remaining 433,836 shares of Trimble common stock upon the surrender of exchangeable shares of a Trimble subsidiary. Trimble expects the Applanix acquisition to extend its technology portfolio and enable increased robustness and capabilities in its future positioning products. Applanix's performance is reported under the Company's Portfolio Technologies segment. Trimble's allocated a portion of the purchase price to existing technology, which is being amortized over seven years.

MENSI S.A.

On December 9, 2003, we acquired privately held MENSI S.A., a French developer of terrestrial 3D laser scanning technology. This strategic acquisition will enhance our technology portfolio and expand our product offerings. The purchase price consisted of an initial cash payment of approximately Euro 3.5 million (approximately US$4.3 million on December 9, 2003). The acquisition agreement provides for Trimble to make additional earn-out cash payments not to exceed Euro 3 million (approximately US$3.7 million on December 9, 2003) based on future revenue derived from existing product sales. The additional payments, if earned, will result in additional goodwill. MENSI's performance is reported under our Engineering and Construction segment.

NOTE 3 - Joint Ventures:

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC ("CTCT"), a joint venture formed by Trimble and Caterpillar began operations. CTCT, based in Dayton, Ohio, is 50% owned by Trimble and 50% owned by Caterpillar, with equal voting rights. It develops and markets next generation advanced electronic guidance and control products for earthmoving machines in the construction, mining, and waste industries. Under the terms of the joint venture agreement, Caterpillar contributed $11.0 million cash plus selected technology, for a total contributed value of $14.5 million, and Trimble contributed selected existing machine control product technologies valued at $25.5 million. Additionally, both companies have licensed patents and other intellectual property from their portfolios to CTCT. During the first fiscal quarter of 2002, Trimble received a special cash distribution of $11.0 million from CTCT.

Trimble has recorded the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from CTCT under the equity method of accounting. When and if CTCT is profitable on a sustainable basis, and future operating losses are not anticipated, then Trimble will recognize as a gain, the un-amortized portion of the $11.0 million. To the extent that it is possible that the Company will have any future-funding obligation relating to CTCT, then the relevant amount of the $11.0 million will be deferred until such a time, as the funding obligation no longer exists. Both Trimble's share of profits (losses) under the equity method and the amortization of the $11.0 million deferred gain are recorded under the heading of "Expense for affiliated operations, net" in Non-operating income (expense).

The expenses for affiliated operations at CTCT, net also includes incremental costs as a result of purchasing products from CTCT at a higher price than Trimble's original manufacturing costs, partially offset by contract manufacturing fees charged to CTCT. In addition, Trimble received reimbursement of employee-related costs from CTCT for Trimble employees devoted to CTCT totaling $7.9 million in fiscal 2003 and $3.9 million in fiscal 2002. The reimbursements were offset against operating expenses.

                                                         January 2,  January 3,
Fiscal year ended                                           2004        2003
-----------------                                           ----        ----
(In millions)

CTCT incremental pricing effects, net                      $ 5.9        $ 4.0
Trimble's 50% share of CTCT's reported gain (loss)         (0.9)        (0.2)
Amortization of deferred gain                                0.9          0.2
                                                             ---          ---
Total CTCT expense for affiliated operations, net (1)      $ 5.9        $ 4.0
                                                           =====        =====

 (1) Due to the nature of the relationship between Trimble and CTCT, a related party, the impact of these agreements is classified under non-operating income (expense) under the heading of "Expense for affiliated operations, net".

At January 2, 2004, the net outstanding balance due from CTCT to Trimble was approximately $0.8 million.

Nikon-Trimble Joint Venture

On March 28, 2003, Trimble and Nikon Corporation entered into an agreement to form a joint venture in Japan, Nikon-Trimble Co., Ltd., which assumed the operations of Nikon Geotecs Co., Ltd., a Japanese subsidiary of Nikon Corporation and Trimble Japan KK, a Japanese subsidiary of Trimble. Nikon-Trimble began operations in July 2003.

Under the terms of the Nikon-Trimble agreement, Nikon contributed (Y)1.2 billion (approximately US$10 million on June 30, 2003) in cash, while Trimble contributed (Y)500 million (approximately US$4.1 million on June 30, 2003) in cash and (Y)700 million of its common stock or 349,251 shares valued at approximately US$5.9 million on June 30, 2003. The Nikon-Trimble joint venture purchased certain tangible and intangible assets from Nikon Geotecs Co., Ltd. and Trimble Japan KK.

Nikon-Trimble is 50% owned by Trimble and 50% owned by Nikon, with equal voting rights. It focuses on the design and manufacture of surveying instruments including mechanical total stations and related products. In Japan, this joint venture will distribute Nikon's survey products as well as Trimble's GPS survey products and other Engineering and Construction products, including robotic total stations. Outside Japan, Trimble is the exclusive distributor of Nikon survey and construction products.

Trimble has adopted the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture to be reported by Trimble in the Non-operating section of the Consolidated Statement of Operations under the heading of "Expenses for affiliated operations, net." During fiscal 2003, and the first year of its operations, Nikon-Trimble reported a loss of $0.6 million of which Trimble's share is $0.3 million. At January 2, 2004, the outstanding balance from Nikon-Trimble due to Trimble was approximately $1.4 million related to the transfer of certain tangible and intangible assets from Trimble Japan KK, recorded under the heading of "Accounts and other receivables, net" and $2.0 million net payable by Trimble to Nikon-Trimble related to the purchase and sale of products from and to Nikon-Trimble recorded under the heading of "Other accrued liabilities" on the Consolidated Balance Sheets.

Note 4 - Goodwill and Intangible Assets:

Goodwill and purchased intangible assets consisted of the following:

                                                       January 2,    January 3,
As of                                                     2004          2003
-----                                                     ----          ----
(in thousands)
Intangible assets:
  Intangible assets with definite life:
     Existing technology                              $ 32,389      $ 25,986
     Trade names, trademarks, patents, and other
     intellectual properties                            20,911        21,594
                                                        ------        ------
Total intangible assets with definite life              53,300        47,580
Less accumulated amortization                         (33,559)      (24,342)
                                                      -------       -------
Total net intangible assets                           $ 19,741      $ 23,238
                                                      ========      ========
Goodwill:
    Goodwill, Spectra Precision acquisition            205,562       185,277
    Goodwill, other acquisitions                        35,863        20,656
                                                        ------        ------
Total goodwill                                         241,425       205,933
                                                       =======       =======

The increase in goodwill of approximately $35.5 million during fiscal 2003 was primarily due to the acquisition of Applanix and MENSI of approximately $15.0 million and the exchange rate impact of approximately $18.0 million on non-US currency denominated goodwill assets.

The intangible asset amortization expense as of January 2, 2004 for the five years following fiscal 2003 is projected as follows:

                                 Amortization
                                    Expense
(In thousands)
2004                                 $8,177
2005                                  5,384
2006                                  2,522
2007                                  1,747
2008                                    824
Thereafter                            1,087
                                      -----
Total                              $ 19,741
                                   ========

For  comparative  purposes,  the pro forma  adjusted net income (loss) per share
excluding   amortization  of  goodwill,   distribution  channel,  and  assembled
workforce is as follows:

                                                          January 2,     January 3,     December 28,
Fiscal Years Ended                                           2004           2003            2001
------------------                                           ----           ----            ----
(in thousands, except per share data)
Net income (loss)                                        $  38,485       $  10,324      $(22,879)
  Add back SFAS 142 adjustments:
      Amortization of goodwill                                   -              -           7,817
      Amortization of distribution channel                       -              -          11,230
      Amortization of assembled workforce                        -              -           1,834
                                                                                            -----
Adjusted net income (loss)                               $  38,485       $  10,324      $ (1,998)
                                                         =========       =========      =========
Weighted average shares outstanding
     Basic                                                  47,505         42,860          37,091
     Diluted                                                50,012         43,578          37,091
Diluted net income (loss) per share                      $    0.81       $   0.24       $  (0.05)
Pro forma adjusted diluted net income (loss) per share   $    0.77       $   0.24       $  (0.05)


Note 5 - Certain Balance Sheet Components:

Inventories consisted of the following:

                                     January 2,           January 3,
As of                                   2004                 2003
-----                                   ----                 ----
(in thousands)
Raw materials                       $  20,927            $   21,098
Work-in-process                         3,876                 5,187
Finished goods                         46,023                34,859
                                       ------                ------
                                    $  70,826            $   61,144
                                    =========            ==========

Property and equipment consisted of the following:

                                            January 2,          January 3,
As of                                          2004                2003
-----                                          ----                ----
(in thousands)

Machinery and equipment                     $  66,634           $  70,660
Furniture and fixtures                          9,085               6,538
Leasehold improvements                          4,502               6,451
Buildings                                       5,236               2,905
Land                                            1,391               1,391
                                                -----               -----
                                               86,848              87,945
Less accumulated depreciation                (59,469)            (65,908)
                                             --------            --------
                                            $  27,379           $  22,037
                                            =========           =========

Other current assets consisted of the following:

                                            January 2,          January 3,
As of                                          2004                2003
-----                                          ----                ----
(in thousands)

Notes receivable                            $     446           $   1,685
Prepaid expenses
                                                4,566               5,495
Other                                             647               1,221
                                                  ---               -----
                                            $   5,659           $   8,401
                                            =========           =========

Other non-current assets consisted of the following:

                                            January 2,          January 3,
As of                                          2004                2003
-----                                          ----                ----
(in thousands)

Debt issuance costs, net                    $   1,691           $   2,493
Nikon-Trimble joint venture investment*        10,717                   -
Other investments                               1,216               1,381
Deposits                                          925               1,196
Demonstration equipment, net                    3,226               2,665
Receivables from employees                        801               1,223
Other                                           3,978               3,128
                                                -----               -----
                                            $  22,554           $  12,086
                                            =========           =========

* Includes transaction costs of approximately $0.7 million.

Note 6 - Derivative Financial Instruments:

Trimble transacts business in various foreign currencies and hedges identified risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. Trimble utilizes forward contracts to hedge certain trade and inter-company receivables and payables. These contracts reduce the exposure to fluctuations in exchange rate movements, as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the hedge contracts and are marked to market through earnings every period and generally range from one to three months in original maturity. These hedge instruments are marked to market through earnings every period. Gains and losses are not material to the Company's financial position or results of operation.

From time to time, Trimble may also utilize forward foreign exchange contracts designated as cash flow hedges of operational exposures represented by firm backlog orders to specific accounts over a specific period of time. Trimble records changes in the fair value of cash flow hedges in accumulated other comprehensive income (loss), until the firm backlog transaction ships. Upon recognition of revenue, the Company reclassifies the gain or loss on the cash flow hedge to the statement of operations. For the fiscal year ended January 3, 2003, Trimble recorded a gain of $57,000 reflecting the net change and ending balance in relation to a firm backlog hedge. The critical terms of the cash flow hedging instruments are the same as the underlying forecasted transactions. The changes in fair value of the derivatives are intended to offset changes in the expected cash flow from the forecasted transactions. All forward contracts have maturity of less than 12 months. As of January 3, 2003, the effect of all outstanding derivative instruments did not have a material impact on the Company's financial position or results of operations and none are outstanding as of January 2, 2004.

Note 7 - The Company, Industry Segment, Geographic, and Customer Information:

Trimble is a designer and distributor of positioning products and applications enabled by GPS, optical, laser, and wireless communications technology. The Company designs and markets products, by delivering integrated information solutions such as collecting, analyzing, and displaying position data to its end users. Trimble offers an integrated product line for diverse applications in its targeted markets.

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

o Field Solutions -- Consists of products that provide solutions in a variety of agriculture and fixed asset applications, primarily in the areas of precise land leveling, machine guidance, yield monitoring, variable-rate applications of fertilizers and chemicals, and fixed asset data collection for a variety of governmental and private entities. This segment is an aggregation of the mapping and geographic information systems (GIS) and agriculture businesses. Trimble has aggregated these business operations under a single general manager in order to continue to leverage its research and development activities due to the similarities of products across the segment.

o Mobile Solutions -- Consists of products that enable end users to monitor and manage their mobile assets by communicating location-relevant information from the field to the office. Trimble offers a range of products that address a number of sectors of this market including truck fleets, security, telematics, and public safety vehicles.

o Component Technologies -- Currently, Trimble markets its GPS component products through an extensive network of OEM relationships. These products include proprietary chipsets, modules, and a variety of intellectual property. The applications into which end users currently incorporate the component products include: timing applications for synchronizing wireless and computer systems; in-vehicle navigation and telematics (tracking) systems; fleet management; security systems; data collection networks; and wireless handheld consumer products.

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

At the beginning of fiscal 2003, Trimble realigned two of its reportable segments. The Tripod Data Systems business is now included in the Engineering and Construction segment, while previously it was included in the Portfolio Technologies segment. The following table has been restated to reflect this realignment.

Trimble evaluates each of its segment's performance and allocates resources based on profit and loss from operations before income taxes, and some corporate allocations. Trimble and each of its segments employ the same accounting policies.

The following table presents revenues, operating income (loss), and identifiable assets for the five segments. The information includes the operations of Grid Data after April 2, 2001, LeveLite after August 15, 2002, Applanix after July 7, 2003 and MENSI after December 9, 2003. Operating income (loss) is net revenue less operating expenses, excluding general corporate expenses, goodwill amortization, restructuring charges, non-operating income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker views by segment are accounts receivable and inventory.


                               Reporting Segments
                               ------------------

                                 Engineering and      Field       Mobile      Component      Portfolio
Fiscal Years Ended                Construction      Solutions   Solutions   Technologies    Technologies    Total
------------------                ------------      ---------   ---------   ------------    ------------    -----
(In thousands)
January 2, 2004
    External net revenues          $  367,058      $ 79,879     $ 12,981     $  64,193       $  16,792     $ 540,903
    Operating income (loss)
        before corporate
        allocations                    60,664        14,500      (6,452)        16,560         (1,686)        83,586
    Accounts receivable (1)            84,897        16,589        4,103        10,003           7,321       122,913
    Inventories                        56,008         3,398        3,038         2,021           6,361        70,826

January 3, 2003
    External net revenues          $  319,615      $ 67,259     $  8,486     $  59,755       $  11,487     $  466,602
    Operating income (loss)
        before corporate
        allocations                    53,453         9,676     (12,039)        10,673             557         62,320
    Accounts receivable (1)            73,474        11,598        1,960        11,276           1,966        100,274
    Inventories                        46,332         7,337        1,986         2,853           2,636         61,144

December 28, 2001
    External net revenues          $  317,849      $ 68,519     $ 13,791     $  58,083       $  17,050     $  475,292
    Operating income (loss)
        before corporate
        allocations                    49,849        11,349      (9,990)        10,359             738         62,306
    Accounts receivable (1)            64,185        10,191        4,274         7,392           5,535         91,577
    Inventories                        38,921         4,639        1,992         2,490           3,438         51,480

 (1) As presented, accounts receivable excludes cash received in advance and allowances for doubtful accounts, which are not allocated between segments.


The following are reconciliations corresponding to totals in the accompanying consolidated financial statements:


                                                    January 2,      January 3,      December 28,
Fiscal Years Ended                                     2004            2003             2001
------------------                                     ----            ----             ----
(in thousands)
Operating income from continuing operations:
Total for reportable divisions (1)                  $   83,586       $  62,320        $  62,306
Unallocated corporate expenses                        (29,651)        (28,497)         (62,125)
                                                      -------         -------          -------
   Operating income from continuing operations      $   53,935       $  33,823        $     181
                                                    ==========       =========        =========


(1) Segment operating income for fiscal 2002 and fiscal 2001 have been restated to reflect the allocations of certain corporate expenses so as to be comparable with the allocation methodology in fiscal 2003.

                                                   January 2,     January 3,
As of                                                 2004           2003
-----                                                 ----           ----
(in thousands)
Assets:
Accounts receivable total for reportable segments   $  122,913    $ 100,274
Unallocated (1)                                       (19,563)     (20,629)
                                                      -------      -------
   Total                                            $  103,350    $  79,645
                                                    ==========    =========

(1) Includes cash received in advance, other receivables, and accruals that are not allocated by segment.


The following table presents revenues by product groups.

                                January 2,       January 3,      December 28,
Fiscal Years Ended                 2004            2003             2001
------------------                 ----            ----             ----
(in thousands)

GPS Products                     $ 320.9         $ 274.5         $ 274.2
Laser and Optical Products         199.7           186.9            93.9
Other                               20.3            13.9             1.7
                                    ----            ----             ---
Total revenue                    $ 540.9         $ 475.3         $ 369.8
                                 =======         =======         =======

The geographic distribution of Trimble's revenues and identifiable assets is summarized in the table below. Other foreign countries include Canada and countries within South and Central America. Identifiable assets indicated in the table below exclude inter-company receivables, investments in subsidiaries, goodwill, and intangibles assets.

                                                                     Geographic Area
                                                                     ---------------
                                                        Europe                        Other
                                                      Middle East                     Non-US
Fiscal Years Ended                           US         Africa          Asia         Countries      Eliminations       Total
------------------                           --         ------          ----         ---------      ------------       -----
(In thousands)
January 2, 2004
   Sales to unaffiliated customers (1)
                                         $ 265,846     $  166,153     $  70,257      $  38,648       $        -       $ 540,903
   Inter-geographic transfers              112,623        116,185             -          3,755        (232,563)               -
                                           -------        -------                        -----        --------
   Total revenue                         $ 378,469     $  282,338     $  70,257      $  42,403        (232,563)       $ 540,903

   Identifiable assets                   $ 172,850     $   91,008     $   7,549      $  12,330       $        -       $ 283,737

January 3, 2003
   Sales to unaffiliated customers (1)   $ 235,716     $  136,551     $  60,878      $  33,457       $        -       $ 466,602
   Inter-geographic transfers            $  62,843         73,625             -          4,121        (140,589)               -
                                         ---------         ------                        -----        --------
   Total revenue                         $ 298,559     $  210,176     $  60,878      $  37,578        (140,589)       $ 466,602
   Identifiable assets                   $ 127,594     $   70,057     $   9,955      $   5,743       $    (864)       $ 212,485

December 28, 2001
   Sales to unaffiliated customers (1)   $ 236,665     $  143,051     $  54,710      $  40,866       $        -       $ 475,292
   Inter-geographic transfers               57,481         49,940         2,137              -        (109,558)               -
                                            ------         ------         -----                       --------
   Total revenue                         $ 294,146     $  192,991     $  56,847      $  40,866       $(109,558)       $ 475,292
   Identifiable assets                   $ 120,403     $   71,081     $  10,048      $   3,829       $  (5,494)       $ 199,867


(1) Sales attributed to countries based on the location of the customer.

Transfers between US and non-US geographic areas are made at prices based on total costs and contributions of the supplying geographic area. The Company's subsidiaries in Asia, except for Japan, which is a buy/sell entity, have derived revenue from commissions from US operations in each of the periods presented. These commission revenues and expenses are excluded from total revenue and operating income (loss) in the preceding table. The Japanese entity's revenues and expenses are included in total revenue and operating income (loss) in the preceding table. In fiscal 2002, Germany comprised approximately 16% of sales to unaffiliated customers. Other than the United States, no other country comprised more than 10% of sales to unaffiliated customers for any periods presented, except as disclosed above.

No single customer accounted for 10% or more of Trimble's total revenues in fiscal years 2003, 2002, and 2001.

Note 8  - Restructuring Charges:

Restructuring charges of $2.0 million were recorded in fiscal 2003, $1.1 million in fiscal 2002, and $3.6 million in fiscal 2001, all of which related to severance costs, except for $0.3 in 2003 which related to lease costs of Trimble's Japanese office closure due to the Nikon joint venture. As a result of the restructuring activities, the Company's headcount decreased in fiscal 2003 by 77, 49 and 207 in fiscal 2003, 2002, and 2001, respectively. As of January 2, 2004, the restructuring accrual balance was approximately $0.4 million which will be paid over the remaining term of the lease through 2006.

Note 9 - Long-term Debt:

Long-term debt consisted of the following:

                                                   January 2,     January 3,
As of                                                 2004           2003
(In thousands)

 Credit Facilities:
    Term loan                                    $  43,750        $ 32,600
    Revolving credit facility                       44,000          35,000
Subordinated note                                        -          69,136
Promissory notes and other                           2,736           1,789
                                                     -----           -----
                                                    90,486         138,525
Less bank and other short-term borrowings                -           6,556
Less current portion of long-term debt              12,885          24,104
                                                    ------          ------
    Non-current portion                          $  77,601        $107,865
                                                 =========        ========

The  following  summarizes  the  future  cash  payment  obligations   (excluding
interest) as of January 2, 2004:

                                                                                                          2009 and
                                        Total       2004        2005       2006       2007      2008       Beyond
                                        -----       ----        ----       ----       ----      ----       ------
(in thousands)
 Credit Facilities:
    Term loan                         $  43,750   $  12,500   $ 12,500    $ 12,500   $ 6,250    $    -      $     -
    Revolving credit facility            44,000           -          -      44,000         -         -            -
 Subordinated note                            -           -          -           -         -         -            -
 Promissory note and other                2,736         385        165         285       110       110        1,681
                                          -----         ---        ---         ---       ---       ---        -----
Total contractual cash obligations    $  90,486   $  12,885   $ 12,665    $ 56,785   $ 6,360    $  110      $ 1,681
                                      =========   =========   ========    ========   =======    ======      =======

Credit Facilities

On June 25, 2003, Trimble obtained a $175 million secured Credit Facility ("2003 Credit Facility") from a syndicate of nine banks to repay the Subordinated Note and refinance certain existing higher interest credit facilities, pay fees and expenses related to this new credit facility, and for ongoing working capital and general corporate needs.

At January 2, 2004, Trimble had approximately $87.8 million of borrowings under the 2003 Credit Facility, comprised of a $43.8 million term loan and $44.0 million of a $125 million revolver. The Company has access to an additional $81 million of cash under the terms of the revolving credit facility. The Company has commitment fees on the unused portion of 0.5% if the Leverage Ratio (which is defined as total indebtedness to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is
2.0 or greater and 0.375% if the Leverage Ratio is less than 2.0.

Pricing of interest for any borrowings under the 2003 Credit Facility was fixed for the first six months at LIBOR plus 175 basis points (1.5% at January 2, 2004) and now is thereafter tied to a formula, based on the Leverage Ratio.

The Credit Facility is secured by all of the Company's material assets, except for assets that are subject to foreign tax considerations. Financial covenants of the 2003 Credit Facility include leverage, fixed charge, and minimum net worth tests. At January 2, 2004, Trimble was in compliance with all financial debt covenants. The amount due under the revolver loan is paid as the loan matures on June 25, 2006, and the loan commitment fees are paid on a quarterly basis.

Under the terms of the 2003 Credit Facility, the Company is allowed to pay dividends and repurchase shares of common stock up to 25% of net income in the previous fiscal year, under the existing terms of the credit facilities.

In July of 2000, Trimble obtained $200 million of senior, secured credit facilities (the "2000 Credit Facility") from a syndicate of banks to support the acquisition of Spectra Precision Group and its ongoing working capital requirements and to refinance certain existing debt. At January 3, 2003, Trimble had approximately $67.6 million outstanding under the 2000 Credit Facility, comprised of $32.6 million under a $100 million five-year term loan, $25 million under a $50 million US dollar only revolving credit facility ("revolver"), and $10 million under a $50 million multi-currency revolver. The Company had commitment fees on the unused portion of 0.5% assuming certain ratios were met. Pricing for any borrowings under the 2000 Credit Facility was fixed for the first six months at LIBOR plus 275 basis points and was thereafter tied to a formula, based on the leverage ratio.

Due to the full repayment of the Subordinated Note and the refinancing of the 2000 Credit Facility, the Company wrote off approximately $3.6 million of unamortized debt issuance costs and warrants issued in connection with the Subordinated Note, as interest expense in fiscal 2003.

Subordinated Note

In July of 2000, as part of the  acquisition  of Spectra  Precision  Group,  the
Company issued Spectra-Physics Holdings USA, Inc., a subordinated seller note that had a stated two-year maturity. On March 20, 2002, the Company renegotiated the terms of the subordinated note. Under the revised agreement, Spectra-Physics Holdings, Inc., a subsidiary of Thermo Electron, extended the due date of the note until July 14, 2004, at the current interest rate of approximately 10.4% per year.

As of January 3, 2003 the principal amount  outstanding was approximately  $69.1
million.  As  permitted  by  the  2000  Credit  Facility,   Trimble  repaid  the
subordinated note during fiscal 2003.

Promissory Note and Others

The promissory note and others mainly consists of a $1.7 million liability arising from the purchase of a building for Trimble's Corvallis, Oregon site and other government loans in our foreign subsidiaries. The $1.7 million note is payable in monthly installments through April 2015, bearing a 3.99% variable interest rate as of January 2, 2004.

Weighted Average Cost of Debt

The weighted average cost of debt is approximately 2.9% for fiscal 2003 and 7.6% for fiscal 2002.


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

Future minimum payments required under non-cancelable operating leases are as follows:

                            Operating
                          Lease Payments
                          --------------
(In thousands)

2004                               $ 10,129
2005                                  9,401
2006                                  2,322
2007                                  1,643
2008                                  1,489
Thereafter                            3,157
                                      -----
Total                              $ 28,141
                                   --------

Net rent expense under operating leases was $13.2 million in fiscal 2003, $5.9 million in fiscal 2002, and $9.6 million in fiscal 2001. Sublease income was $1.7 million, $4.7 million, and $3.5 million, respectively.


Note 11 - Fair Value of Financial Instruments:

The carrying amounts and fair values of Trimble's financial instruments are as follows:

                                                      Carrying            Fair         Carrying          Fair
                                                       Amount            Value          Amount          Values
                                                       ------            -----          ------          ------
                                                           January 2, 2004                  January 3, 2003
                                                           ---------------                  ---------------
(In thousands)
Assets:
   Cash and cash equivalents (See Note 1)              $ 45,416       $ 45,416       $ 28,679         $ 28,679
   Forward foreign currency exchange contracts            1,412          1,328            125              297
      (See Note 6)
   Accounts receivable                                  103,350        103,350         79,645           79,645

Liabilities:
   Subordinated notes (See Note 9)                            -              -         69,136           65,798
   Credit facilities (See Note 9)                        87,750         87,750         67,600           67,600
   Promissory note and other (See Note 9)                 2,736          2,335          1,789            1,421
   Accounts payable                                      26,019         26,019         30,669           30,669

The fair value of the subordinated notes, bank borrowings, and promissory notes have been estimated using an estimate of the interest rate Trimble would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that Trimble would currently have to pay to extinguish any of this debt.

The fair value of forward foreign exchange contracts is estimated based on the difference between the market price and the carrying amount of comparable contracts. These contracts are adjusted to fair value at the end of every month.

Note 12 - Income Taxes:

Trimble's income tax provision (benefit) consisted of the following:

                                     January 2,    January 3,  December 28,
Fiscal Years Ended                     2004          2003         2001
------------------                     ----          ----         ----
(In thousands)

US Federal:
      Current                        $     513     $     -      $    -
      Deferred                         (7,000)           -           -
                                       -------
                                       (6,487)           -           -
                                       -------
US State:
      Current                              250         142          58
      Deferred                           (600)           -           -
                                         -----
                                         (350)         142          58
                                         -----         ---          --
Non-US:
       Current                           1,594       2,052       2,729
       Deferred                          2,343       1,306       (887)
                                         -----       -----       ----
                                         3,937       3,358       1,842
                                         -----       -----       -----
Income tax provision (benefit)       $ (2,900)     $ 3,500      $1,900
                                     =========     =======      ======

The pre-tax US income (loss) from continuing operations was approximately $39.5 million, $3.3 million and $(29.3) million in fiscal years 2003, 2002 and 2001, respectively.

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:


                                               January 2,       January 3,     December 28,
Fiscal Years Ended                                2004             2003            2001
------------------                                ----             ----            ----
(In thousands)
Expected tax from continuing operations at    $   12,455       $  4,839        $(7,557)
   35% in all years
Change in valuation allowance                   (15,028)        (1,156)           9,704
Non-US tax rate differential                           -          (137)           (855)
Goodwill amortization                                  -              -             747
Other                                              (327)           (46)           (139)
                                                   ----            ---             ----
Income tax provision (benefit)                $  (2,900)       $  3,500        $  1,900
                                              =========        ========        ========
Effective tax rate                                  (8%)            25%            (9%)
                                                    ===             ==             ===

The components of deferred taxes consist of the following:

                                                        January 2,   January 3,
As of                                                      2004         2003
-----                                                      ----         ----
(In thousands)

Deferred tax liabilities:
     Purchased intangibles                            $    1,338     $    381
     Depreciation and amortization                         3,776        2,258
    Other individually immaterial items                      251         (78)
                                                             ---         ---
           Total deferred tax liabilities                  5,365        2,561
                                                           -----        -----
Deferred tax assets:
   Inventory valuation differences                         9,001       12,069
   Expenses not currently deductible                       5,528        5,762
   US Federal credit carryforwards                         9,150        8,172
   Deferred revenue                                        4,280        4,317
   US State credit carryforwards                           6,999        6,215
   Warranty                                                2,374        2,374
   Depreciation and amortization                           2,871        3,184
   US Federal net operating loss (NOL) carryforward            -        4,451
   Other individually immaterial items                     3,106        1,827
                                                           -----        -----
Total deferred tax assets                                 43,309       48,371
Valuation allowance                                     (34,756)     (47,878)
                                                        -------      -------
Total deferred tax assets                                  8,553          493
                                                           -----          ---
Total net deferred tax assets/(liabilities)           $    3,188     $(2,068)
                                                      ==========     =======

The Company has US Federal credit carryforwards of approximately $9.1 million that expire beginning in 2004. The Company has state research and development credit carryforwards of approximately $10.4 million which do not expire.

The change in valuation allowance in 2003 includes net operating losses realized as well as the benefit given to certain deferred tax assets in the amount of $7.6 million based on management's assessment that it is more likely than not that such assets will be realized. The valuation allowance decreased by $13.1 million in 2003 and decreased by $3.1 million in 2002. Approximately $14.1 million of the valuation allowance at January 2, 2004 relates to the tax benefits of stock option deductions, which will be credited to equity if and when realized.

Note 13 - Shareholders' Equity:


3-for-2 Stock Split


Trimble's Board of Directors approved a 3-for-2 split of all outstanding shares of the Company's Common Stock, payable March 4, 2004 to stockholders of record on February 17, 2004. Cash will be paid in lieu of fractional shares. All share and per share information have been adjusted to reflect the stock split on a retroactive basis for all periods presented.


Common Stock

On April 14, 2003, Trimble sold 3,148,000 shares of its Common Stock, no par value per share, to an investor at a price of $12.17 per share in an offering pursuant to its shelf registration statement. The offering resulted in net proceeds to Trimble of approximately $36.6 million, approximately $31 million of which was used to pay down the principal balance and $5.6 million was used to pay down the accrued interest due on the Subordinated Note (see Note 9 to the Consolidated Financial Statements).

On December 21, 2001, Trimble completed a private placement of 2,675,006 shares of its Common Stock at a price of $10.00 per share to certain qualified investors, resulting in gross proceeds of approximately $26.8 million to the Company. On January 15, 2002, Trimble had a second closing of the private placement issuing 1,920,006 shares of Common Stock at $10.00 per share resulting in gross proceeds of an additional $19.2 million.

2002 Stock Plan

In 2002, Trimble's Board of Directors adopted the 2002 Stock Plan ("2002 Plan"). The 2002 Plan approved by the shareholders provides for the granting of incentive and non-statutory stock options for up to 3,000,000 shares plus any shares currently reserved but un-issued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. The exercise price of non-statutory stock options issued under the 2002 Plan must be at least 85% of the fair market value of Common Stock on the date of grant. As of January 2, 2004, options to purchase 2,326,742 shares were outstanding and 619,949 were available for future grant under the 2002 Plan.

1993 Stock Option Plan

In 1992, Trimble's Board of Directors adopted the 1993 Stock Option Plan ("1993 Plan"). The 1993 Plan, as amended to date and approved by shareholders, provides for the granting of incentive and non-statutory stock options for up to 9,562,500 shares of Common Stock to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 1993 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The exercise price of non-statutory stock options issued under the 1993 Plan must be at least 85% of the fair market value of Common Stock on the date of grant. As of January 2, 2004, options to purchase 4,799,045 shares were outstanding, and 980,627 shares were available for future grant under the 1993 Plan.

1990 Director Stock Option Plan

In December 1990, Trimble adopted a Director Stock Option Plan under which an aggregate of 570,000 shares of Common Stock have been reserved for issuance to non-employee directors as approved by the shareholders to date. At January 2, 2004, options to purchase 287,501 shares were outstanding, and no shares were available for future grants under the Director Stock Option Plan.

1992 Management Discount Stock Option Plan

In 1992, Trimble's Board of Directors approved the 1992 Management Discount Stock Option Plan ("Discount Plan"). Under the Discount Plan, 450,000 non-statutory stock options were reserved for grant to management employees at exercise prices that may be significantly discounted from the fair market value of Common Stock on the dates of grant. Options are generally exercisable six months from the date of grant. As of January 2, 2004, there were no shares available for future grants. For accounting purposes, compensation cost on these grants is measured by the excess over the discounted exercise prices of the fair market value of Common Stock on the dates of option grants. There were no discounted options granted in the plan in fiscal 2003, 2002, and 2001. As of January 2, 2004, options to purchase 187,500 shares were outstanding under the 1992 Management Discount Stock Option Plan.

1988 Employee Stock Purchase Plan

In 1988, Trimble established an employee stock purchase plan under which an aggregate of 5,025,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. In fiscal 2003 and 2002, 328,044 shares and 362,412 shares, respectively, were issued under the plan for aggregate proceeds to the Company of $3.1 million and $2.9 million, respectively. At January 2, 2004, the number of shares reserved for future purchases by eligible employees was 428,216.

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

Exercise prices for options outstanding as of January 2, 2004, ranged from $5.33 to $34.46. The weighted average remaining contractual life of those options is
6.91 years. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information in respect of options outstanding:


                                        Options Outstanding                          Options Exercisable
                                        -------------------                          -------------------
                                           Weighted-          Weighted-                            Weighted-
                                            Average            Average                             Average
                           Number        Exercise Price       Remaining          Number         Exercise Price
Range                  Outstanding(1)      per Share      Contractual Life    Exercisable(1)       per Share
-----                 --------------      ---------      ----------------    --------------       ---------
$ 5.33 - 6.63              908              5.70                5.01              873              $  5.71
  6.67 - 8.53              861              7.91                6.03              614                 7.89
  8.75 - 9.33              111              9.10                6.07               65                 8.94
  10.23                    843             10.23                8.47              228                10.23
  10.25 - 11.43            957             10.81                6.13              585                10.66
  11.65 - 11.67            780             11.65                6.74              426                11.65
  11.93 - 15.71            783             13.29                6.18              525                13.13
  16.04                     21             16.04                6.02               17                16.04
  17.00                  1,064             17.00                9.53                5                17.00
  17.55 - 34.46          1,274             26.37                6.86              800                27.01
                         -----             -----                ----              ---                -----
Total                    7,601             13.61                6.91            4,136              $ 12.76
                         =====             =====                ====            =====              =======

(1) In thousands

Activity during fiscal 2003, 2002, and 2001, under the combined plans was as follows:


                                         January 2, 2004           January 3, 2003            December 28, 2001
                                         ---------------           ---------------            -----------------
                                                    Weighted                  Weighted                    Weighted
                                                    average                   average                     average
                                                    exercise                  exercise                    exercise
Fiscal Years Ended                    Options        price         Options     price        Options        price
------------------                    -------        -----         -------     -----        -------        -----
(In thousands, except for per
   share data)
Outstanding at beginning of year       7,691      $  12.35          6,932      $  12.69       6,390      $  12.73
     Granted                           1,298         16.87          1,275          9.88       1,605         11.39
     Exercised                       (1,263)          8.90          (199)          6.67       (436)          8.61
     Cancelled                         (125)         15.51          (317)         13.46       (627)         12.37
                                        ----         -----          -----         -----       ----          -----
Outstanding at end of year             7,601      $  13.61          7,691      $  12.35       6,932      $  12.69
Exercisable at end of year             4,136      $  12.76          4,005      $  11.69       3,009      $  10.84
Available for grant                    1,605                        2,790                     1,565
Weighted-average fair value of
   options granted during year                    $  10.03                     $   5.64                  $   6.39


Non-statutory Options

On May 3, 1999, Trimble entered into an agreement to grant a non-statutory option to purchase up to 45,000 shares of common stock at an exercise price of $6.50 per share, with an expiration date of March 29, 2004.

As of January 2, 2004, these non-statutory options have not been exercised.

Warrants

On April 12, 2002, the Company issued to Spectra-Physics Holdings USA, Inc., a warrant to purchase up to 564,350 shares of Trimble's Common Stock over a fixed period of time. Initially, Spectra-Physics' warrant entitles it to purchase 300,000 shares of Common Stock over a five-year period at an exercise price of $10.07 per share. On a quarterly basis beginning July 14, 2002, Spectra-Physics' warrant became exercisable for an additional 375 shares of Common Stock for every $1 million of principal and interest outstanding to Spectra-Physics until the obligation is paid off in full. These shares are purchasable at a price equal to the average of Trimble's closing price for the five days immediately preceding the last trading day of each quarter. On July 14, 2002 an additional 26,046 shares became exercisable at an exercise price of $9.64 per share. On October 14, 2002 an additional 26,736 shares became exercisable at an exercise price of $6.12. On January 14, 2003, an additional 27,426 shares became exercisable at an exercise price of $9.03. On April 14, 2003, an additional 14,312 shares became exercisable at an exercise price of $13.37. The additional shares are exercisable over a 5-year period. No additional shares will be issuable under the warrant to Spectra-Physics as the underlying obligation has been paid off in full.

The approximate fair value of the warrants of $2.4 million was determined using the Black-Scholes pricing model with the following assumptions: contractual life of 5-year period, risk-free interest rate of 4%; volatility of 65%; and no dividends during the contractual term. The value of the warrants was being amortized to interest expense over the term of the subordinated note and the unamortized balances was written off to interest expense on June 2003 upon repayment of the note.

On December 21, 2001 and January 15, 2002, in connection with the first and second closing of the private placement of the Company's Common Stock, Trimble granted five-year warrants to purchase an additional 919,008 shares of Common Stock, subject to certain adjustments, at an exercise price of $12.97 per share.

Common Stock Reserved for Future Issuances

As of January 2, 2004, Trimble had reserved 11,371,652 common shares for issuance upon exercise of options and warrants outstanding and options available for grant under the 2002 Plan, the 1993 Plan, the 1990 Director Plan, and the 1992 Management Discount Plan, and available for issuance under the 1988 Employee Stock Purchase Plan.

Note 14 - Benefit Plans:

401(k) Plan

Under Trimble's 401(k) Plan, US employee participants (including employees of certain subsidiaries) may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Trimble Fund sold net 61,238 shares of Common Stock for an aggregate of $0.9 million in fiscal 2003. Trimble, at its discretion, matches individual employee 401(k) Plan contributions at a rate of fifty cents of every dollar that the employee contributes to the 401(k) Plan up to 5% of the employee's annual salary to an annual maximum of $2,500. Trimble's matching contributions to the 401(k) Plan were $1.8 million in fiscal 2003, $1.8 million in fiscal 2002, and $1.7 million in fiscal 2001.

Profit-Sharing Plan

In 1995, Trimble introduced an employee profit-sharing plan in which all employees, excluding executives and certain levels of management, participate. The plan distributes to employees approximately 5% of quarterly adjusted pre-tax income. Payments under the plan during fiscal 2003, 2002 and 2001 were $2.5 million, $1.1 million, and $0.9 million, respectively.

Defined Contribution Pension Plans

Certain of the Company's European subsidiaries participate in state sponsored pension plans. Contributions are based on specified percentages of employee salaries. For these plans, Trimble contributed and charged to expense approximately $2.0 million for fiscal 2003, $1.4 million for fiscal 2002, and $1.4 million for fiscal 2001.

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

Net periodic benefit costs in fiscal 2003, 2002, and 2001 were not material.

The changes in the benefit obligations and plan assets of the significant non-US defined benefit pension plans for fiscal 2003 and 2002 were as follows:



Fiscal Years Ended                                        January 2, 2004      January 3, 2003(1)
------------------                                        ---------------      -----------------
(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                         $ 4,972            $ 4,105
   Interest cost                                                    328                317
   Benefits paid                                                  (256)              (212)
   Foreign exchange impact                                        1,102                814
   Actuarial (gains) losses                                          58               (52)
                                                                     --               ---
Benefit obligation at end of year                                 6,204              4,972
                                                                  -----              -----
 Change in plan assets:
 Fair value of plan assets at beginning of year                     787                731
    Actual return on plan assets                                     29                122
    Employer contribution                                           150                121
    Plan participants' contributions                                  -                  -
    Benefits paid                                                 (256)              (212)
    Foreign exchange impact                                         162                 24
 Fair value of plan assets at end of year                           872                786
Benefit obligation in excess of plan assets                       5,332              4,186
                                                                  -----              -----
Unrecognized prior service cost                                       -                  -
Unrecognized net actuarial gain                                      35                 25
                                                                     --                 --
Accrued pension costs (included in accrued liabilities)         $ 5,297            $ 4,161
                                                                -------            -------

(1) Prior year's disclosure has been restated to correct for a clerical error.


Actuarial assumptions used to determine the net periodic pension costs for the year ended January 2, 2004 were as follows:

                                     Swedish Subsidiary    German Subsidiaries
                                     ------------------    -------------------
Discount rate                                 5.5%                   6.0%
Rate of compensation increase                 2.5%                   1.5%


Note 15 - Earnings Per Share:

The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of potentially dilutive Common Stock.


                                                                January 2,        January 3,        December 28,
Fiscal Years Ended                                                 2004              2003               2001
------------------                                                 ----              ----               ----
(in thousands, except per share data)
Numerator:
    Income available to common shareholders:
         Used in basic and diluted earnings (loss) per
            share from continuing operations                   $   38,485       $    10,324        $  (23,492)
         Used in basic and diluted earnings per share
            from discontinued operations                                -                -                 613
                                                                                                           ---
         Used in basic and diluted earnings (loss) per
            share                                              $   38,485       $    10,324        $  (22,879)
                                                               ==========       ===========        ===========
Denominator:
    Weighted-average number of common shares used in
      basic earnings (loss) per share                              47,505            42,860             37,091
    Effect of dilutive securities (using treasury stock
      method):
        Common stock options                                        2,058               705                  -
        Common stock warrants                                         449                13                  -
    Weighted-average number of common shares and dilutive
       potential common shares used in diluted income per
       share                                                       50,012            43,578             37,091
                                                                   ======            ======             ======

Basic earnings (loss) per share from continuing operations     $     0.81       $      0.24        $    (0.63)
Basic earnings per share from discontinued operations                   -                 -               0.01
Basic earnings (loss) per share                                $     0.81       $      0.24        $    (0.62)
Diluted earnings (loss) per share from continuing
   operations                                                  $     0.77       $      0.24        $    (0.63)
Diluted  earnings per share from discontinued operations                -                 -               0.01
Diluted income (loss) per share                                $     0.77       $      0.24        $    (0.62)


Due to the fact that the Company reported a net loss in fiscal 2001, options and warrants were not included in the computation of earnings per share in fiscal 2001. If the Company had reported net income in 2001, additional 1,407,000 common equivalent shares related to outstanding options and warrants would have been included in the calculation of diluted loss per share.

Note 16 - Comprehensive Income (Loss):

The components of comprehensive income (loss), net of related tax as follows:

                                            January 2,  January 3,  December 28,
Fiscal Years Ended                             2004        2003         2001
------------------                             ----        ----         ----
(in thousands)
Net income (loss)                           $ 38,485     $10,324    $(22,879)
Foreign currency translation adjustments      31,198      17,697      (9,766)
Net gain (loss) on hedging transactions          (7)         210        (203)
Net unrealized gain (loss) on investments         74        (17)           16
                                                  --        ---            --
Comprehensive income (loss)                 $ 69,750     $28,214    $(32,832)
                                            ========     =======    ========

The components of accumulated other comprehensive (loss), net of related tax as follows:

                                                        January 2,    January 3,
Fiscal Years Ended                                         2004          2003
------------------                                         ----          ----
(in thousands)
Cumulative foreign currency translation adjustments    $  30,166     $  (1,032)
Net gain on hedging transactions                               -              7
Net unrealized gain (loss) on investments                     73            (1)
                                                              --            --
Accumulated other comprehensive income (loss)          $  30,239     $  (1,026)
                                                       =========     =========

Note 17 - Related-Party Transactions:

Related-Party Lease

Trimble currently leases office space in Ohio from an association of three individuals, one of whom is an employee of one of the US operating units, under a non-cancelable operating lease arrangement expiring in 2011. The annual rent is subject to adjustment based on the terms of the lease. The Consolidated Statements of Operations include expenses from this operating lease of $0.35 million for fiscal 2003, fiscal 2002, and fiscal 2001.

Related -Party Notes Receivable

Trimble has notes receivable from officers and employees of approximately $0.8 million as of January 2, 2004 and $1.2 million as of January 3, 2003. The notes bear interest from 4.49% to 6.62% and have an average remaining life of 1.47 years as of January 2, 2004.

See Note 3 to the Notes to the Consolidated Financial Statements for additional information regarding Trimble's related party transactions with joint venture partners.

Note 18 - Statement of Cash Flow Data:

                                                               January 2,    January 3,   December 28,
Fiscal Years Ended                                               2004          2003          2001
------------------                                               ----          ----          ----
(in thousands)
Supplemental disclosure of cash flow information:

   Interest paid                                             $  10,208     $   12,215    $ 17,363

   Income taxes paid                                         $     688     $    2,635    $    825

Significant non-cash investing activities:
   Issuance of shares related to invest in joint venture     $   5,922     $        -    $      -
   Issuance of shares related to LeveLite earn-out
   payments                                                  $   1,349     $      336    $      -


Note 19 - Litigation:

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company's overall financial position, results of operations, or liquidity.

Note 20 - Selected Quarterly Financial Data (unaudited):


                                                    First         Second         Third         Fourth
                                                   Quarter        Quarter       Quarter        Quarter
                                                   -------        -------       -------        -------
(in thousands, except per share data)
Fiscal 2003
    Revenue                                    $    127,325   $    138,132  $    139,569   $   135,877
    Gross margin                                     61,755         71,095        69,112        66,068
    Net income                                        5,353          8,105         9,936        15,091

    Basic net income per share                         0.12           0.17          0.20          0.30
    Diluted net income per share                       0.12           0.16          0.19          0.28

Fiscal 2002
    Revenue                                    $    104,029   $    123,256  $    114,748   $   124,569
    Gross margin                                     54,333         60,951        57,581        61,567
    Net income (loss)                                 (715)          4,326         2,708         4,005

    Basic net income (loss) per share                (0.02)           0.10          0.06          0.09
    Diluted net income (loss) per share              (0.02)           0.10          0.06          0.09



Significant quarterly items for fiscal 2003 include the following: (i) in the first quarter of 2003 a $0.4 million charge or $0.01 per diluted share relating to workforce reduction; (ii) in the second quarter of 2003 a $0.7 million charge, or $0.01 per diluted share relating to work force reduction and $3.6 million of interest expenses, or $0.07 per diluted share relating to the Company's debt refinancing; (iii) in the third quarter of 2003 a $0.6 million charge, or $0.01 per diluted share relating to work force reduction; (iv) in the fourth quarter of 2003 a $0.3 million charge, or less than $0.01 per diluted share relating to work force reduction.

Significant quarterly items for fiscal 2002 include the following: (i) in the first quarter of 2002 a $0.3 million charge or $0.01 per diluted share relating to workforce reduction; (ii) in the second quarter of 2002 a $0.2 million charge, or less than $0.01 per diluted share relating to work force reduction;
(iii) in the third quarter of 2002 a $0.2 million charge, or less than $0.01 per diluted share relating to work force reduction and a $0.2 million gain, or less than $0.01 per diluted share relating to the sale of an investment; (iv) in the fourth quarter of 2002 a $0.5 million charge, or $0.01 per diluted share relating to work force reduction and a $1.5 million charge, or $0.03 per diluted share relating to the write-down of an investment.

Note 21 - Subsequent Events


3-for-2 Stock Split


Trimble's Board of Directors approved a 3-for-2 split of all outstanding shares of the Company's Common Stock, payable March 4, 2004 to stockholders of record on February 17, 2004. Cash will be paid in lieu of fractional shares. All share and per share information have been adjusted to reflect the stock split on a retroactive basis for all periods presented.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders, Trimble Navigation Limited

We have audited the accompanying Consolidated Balance Sheets of Trimble Navigation Limited as of January 2, 2004 and January 3, 2003, and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for each of the three years in the period ended January 2, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule, based on our audits.

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

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at January 2, 2004 and January 3, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective December 29, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


                                         /s/ Ernst & Young LLP


March 11, 2004
Palo Alto, California

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a.  Controls and Procedures

(a) Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


Item 10  Directors and Executive Officers of the Registrant

The information required by this item, insofar as it relates to Trimble's directors, will be contained under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference. The information required by this item relating to executive officers is set forth above in Item 1 Business Overview under the caption "Executive Officers."

Code of Ethics

The Company's Business Ethics and Conduct Policy that applies, among others, to the Company's Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other finance organization employees. The Business Ethics and Conduct Policy is available on the Company's website at www.trimble.com under the heading "Corporate Governance and Policies" on the Investor Information page of our website. A copy will be provided, without charge, to any shareholder who requests one by written request addressed to General Counsel, Trimble Navigation Limited, 749 N. Mary Avenue, Sunnyvale, CA 94085.

If any substantive amendments to the Business Ethics and Conduct Policy are made or any waivers are granted, including any implicit waiver, from a provision of the Business Ethics and Conduct Policy, to its Chief Executive Officer, Chief Financial Officer or Corporate Controller, the Company will disclose the nature of such amendment or waiver on the Company's website at www.trimble.com or in a report on Form 8-K.


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

Item 14 Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the caption "Principal Accountant Fees and Services" and is incorporated herein by reference.


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on form 8-K

(a)      1.       Financial Statements

The following consolidated financial statements required by this item are included in Part II Item 8 hereof under the caption "Financial Statements and Supplementary Data."



                                                                   Page in this
                                                                   Annual Report
                                                                   on Form 10-K


Consolidated Balance Sheets at January 2, 2004 and January 3, 2003...........45

Consolidated Statements of Operations for each of the three
fiscal years in the period ended January 2, 2004.............................46

Consolidated Statement of Shareholders' Equity for each of the three fiscal years in the period ended January 2, 2004.............................47

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 2, 2004..........................................48

Notes to Consolidated Financial Statements ..................................49

Report of Ernst & Young LLP, Independent Auditors............................74


     2.  Financial Statement Schedules



The following financial statement schedule is filed as part of this report:


                                                                  Page in this
                                                                  Annual Report
                                                                  on Form 10-K

Schedule II - Valuation and Qualifying Accounts........................S-1

All other schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

     3.  Exhibits

Exhibit
Number

3.1 Restated Articles of Incorporation of the Company filed June 25, 1986. (5)

3.2 Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (5)

3.3 Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (5)

3.4 Certificate of Determination of the Company filed February 19, 1999. (5)

3.5 Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (15)

3.8 Amended and Restated Bylaws of the Company. (16)

4.1 Specimen copy of certificate for shares of Common Stock of the Company. (1)

4.2 Preferred Shares Rights Agreement dated as of February 18, 1999. (4)

4.3 First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (9)

4.4 Form of Warrant to Purchase  Shares of Common Stock dated  January 14, 2002.
(10)

4.5 Form of Warrant dated April 12, 2002. (11)

10.4+ Form of Indemnification Agreement between the Company and its officers and directors. (1)

10.32+ 1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)

10.46+ 1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)

10.59+ 1993 Stock Option Plan, as amended May 11, 2000. (7)

10.60 + 1988 Employee Stock Purchase Plan, as amended May 11, 2000. (7)

10.65+ Standby Consulting Agreement between the Company and Bradford W. Parkinson dated September 1, 1998. (5)

10.66+ Standby Consulting Agreement between the Company and Robert S. Cooper dated September 1, 1998. (5)

10.67+ Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (5)

10.68+ Nonqualified deferred Compensation Plan of the Company effective February 10, 1994. (5)

10.70***Supply Agreement dated August 10, 1999 by and among Trimble Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (6)

10.77+ Australian Addendum to the Trimble Navigation 1988 Employee Stock Purchase Plan. (8)

10.81+ 2002 Stock Plan, including form of Option. (12)

10.82 Credit Agreement dated June 25, 2003. (14)

10.83 Letter dated May 8, 2002 exercising renewal option of the Supply Agreement dated August 10, 1999 by and among Trimble Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (13)

21.1 Subsidiaries of the Company. (16)

23.1 Consent of Ernst & Young LLP, independent auditors. (16)

24.1 Power of Attorney included on signature page herein.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

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

(2)  Incorporated  by  reference  to  identically   numbered   exhibits  to  the
registrant's Registration Statement on Form S-1 (File No. 33-45990), which was filed February 18, 1992.

(3)  Incorporated  by  reference  to  identically   numbered   exhibits  to  the
registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4) Incorporated by reference to Exhibit No. 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.

(5)  Incorporated  by  reference  to  identically   numbered   exhibits  to  the
registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(6)  Incorporated  by  reference  to  identically   numbered   exhibits  to  the
registrant's Report on Form 8-K, which was filed on August 25, 1999.

(7)  Incorporated  by  reference  to  identically   numbered   exhibits  to  the
registrant's registration statement on Form S-8 filed on June 1, 2000.

(8)  Incorporated  by  reference  to  identically   numbered   exhibits  to  the
registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2000.

(9) Incorporated by reference to exhibit number 4.1 to the registrant's Current Report on Form 8-K filed on January 16, 2002.

(10) Incorporated by reference to exhibit number 4.2 to the registrant's Current Report on Form 8-K filed on January 16, 2002.

(11) Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-3 filed on April 19, 2002.

(12) Incorporated by reference to exhibit number 10.82 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.

(13) Incorporated by reference to exhibit number 10.83 to the registrant's Annual Report on Form 10-K for the year ended January 3, 2003.

(14) Incorporated by reference to exhibit number 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(15) Incorporated by reference to exhibit number 3.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(16) Filed herewith.


(b)      Reports on Form 8-K.

On October 28, 2003, the Company filed a report on Form 8-K reporting the Company's quarterly earnings for the third fiscal quarter of 2003.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIMBLE NAVIGATION LIMITED


                                   By: /s/ Steven W. Berglund
                                      -----------------------
                                      Steven W. Berglund,
                                      President and Chief Executive Officer

                                      March 10, 2004


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



Signature                     Capacity in which Signed              Date



/s/ Steven W. Berglund        President, Chief Executive
----------------------        Officer, Director                     March 15, 2004
Steven W. Berglund


/s/ Mary Ellen Genovese       Chief Financial Officer and Assistant
-----------------------       Secretary
Mary Ellen Genovese           (Principal Financial Officer)         March 15, 2004


/s/ Anup V. Singh             Corporate Controller
-----------------             (Principal Accounting Officer)        March 15, 2004
Anup V. Singh



/s/ Robert S. Cooper          Director                              March 9, 2004
--------------------
Robert S. Cooper


/s/ John B. Goodrich          Director                              March 15, 2004
--------------------
John B. Goodrich


/s/ William Hart              Director                              March 9, 2004
----------------
William Hart


/s/ Ulf J. Johansson          Director                              March 9, 2004
--------------------
Ulf J. Johansson


/s/ Bradford W. Parkinson     Director                              March 9, 2004
-------------------------
Bradford W. Parkinson


/s/ Nickolas W. Vande Steeg   Director                              March 9, 2004
---------------------------
Nickolas W. Vande Steeg


                                   SCHEDULE II

                           TRIMBLE NAVIGATION LIMITED
                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)

                                      January 2,      January 3,    December 28,
Allowance for doubtful accounts:         2004            2003          2001

Balance at beginning of period        $  9,900        $  8,540     $  6,538
  Acquired allowance (1)                   752               -            -
  Bad debt expense                        (32)           5,443        5,077
  Write-offs, net of recoveries          (667)         (4,083)      (3,075)
                                         ----          ------       ------
Balance at end of period              $  9,953        $  9,900     $  8,540
                                      --------        --------     --------

Inventory allowance:
Balance at beginning of period        $ 25,150        $ 23,274     $ 19,285
  Acquired allowance  (2)                1,292               -            -
  Additions to allowance                 5,762           3,901        7,242
  Write-offs, net of recoveries        (6,319)         (2,025)      (3,253)
                                       ------          ------       ------
Balance at end of period              $ 25,885        $ 25,150     $ 23,274
                                      --------        --------     --------


(1) Includes $168,000 acquired at July 7, 2003 as part of the acquisition of Applanix and $584,000 acquired at December 9, 2003 as part of the acquisition of MENSI.

(2) Includes $494,000 acquired at July 7, 2003 as part of the acquisition of Applanix and $797,000 acquired at December 9, 2003 as part of the acquisition of MENSI.