Form 10-K/A
period 2004-01-02
TRIMBLE NAVIGATION LTD /CA/
filed 2004-03-25
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No.1

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

                                EXPLANATORY NOTE

This Amendment No.1 to Trimble Navigation Limited's Annual Report on Form 10-K for the year ended January 2, 2004 (the "Original Form 10-K") is being filed solely to change the date of the Report of Ernst & Young LLP, Independent Auditors from March 11, 2004, which was reported in error, to January 23, 2004. In all other respects, the text of Item 8 and the remainder of the Original Form 10-K is unchanged.

This Amendment No. 1 continues to reflect circumstances as of the date of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures in any way.

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


January 23, 2004
Palo Alto, California




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

                                    TRIMBLE NAVIGATION LIMITED


                                   By: /s/ Steven W. Berglund
                                      -----------------------
                                      Steven W. Berglund,
                                      President and Chief Executive Officer

                                      March 25, 2004

                                 EXHIBIT INDEX


Exhibit
Number
------

23.1 Consent of Ernst & Young LLP, independent auditors.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.