Form 10-Q
period 2004-04-02
TRIMBLE NAVIGATION LTD /CA/
filed 2004-05-07
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended APRIL 2, 2004

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act oF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission file number: 0-18645

                           TRIMBLE NAVIGATION LIMITED
                           --------------------------
             (Exact name of registrant as specified in its charter)

         California                                    94-2802192
         ----------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                   749 North Mary Avenue, Sunnyvale, CA 94085
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

      Yes [ X ]                 No [ ]


As of May 5, 2004, there were 50,657,604 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED
                  FORM 10-Q for the Quarter ended April 2, 2004

                                      INDEX


   PART I.  Financial Information                                         Page

   ITEM 1.  Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets
                  April 2, 2004 and January 2, 2004  ....................   3

            Condensed Consolidated Statements of Operations
                Three Months Ended April 2, 2004 and April 4,2003........   4

            Condensed Consolidated Statements of Cash Flows
                Three Months Ended April 2, 2004 and April 4, 2003.......   5

            Notes to Condensed Consolidated Financial Statements.........   6

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................  15

   ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...  27

   ITEM 4.  Controls and Procedures......................................  28


   PART II. Other Information

   ITEM 1.  Legal Proceedings............................................  29

   ITEM 2.  Changes in Securities, Use of Proceeds and Issuer
            Purchases of Equity Securities...............................  29

   ITEM 6.  Exhibits and Reports on Form 8-K.............................  29

   Signatures............................................................  31

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         April 2,           January 2,
(in thousands)                                                             2004              2004 (1)
--------------                                                             ----              --------
ASSETS
Current assets:
    Cash and cash equivalents                                        $    40,201         $     45,416
    Accounts and other receivables, net                                  124,051              103,350
    Inventories, net                                                      64,910               70,826
    Deferred income taxes                                                  4,380                4,380
    Other current assets                                                   7,887                8,885
                                                                           -----                -----
          Total current assets                                           241,429              232,857
Property and equipment, net                                               26,758               27,379
Goodwill and other intangible assets, net                                267,208              261,166
Deferred income taxes                                                      4,185                4,173
Other assets                                                              20,546               19,328
                                                                          ------               ------
          Total non-current assets                                       318,697              312,046
                                                                         -------              -------
          Total assets                                               $   560,126         $    544,903
                                                                     ===========         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                $    12,795         $     12,885
    Accounts payable                                                      36,208               26,019
    Accrued compensation and benefits                                     23,749               25,950
    Accrued liabilities                                                   10,584               15,599
    Accrued warranty expense                                               5,627                5,147
    Deferred income taxes                                                     --                1,136
    Income taxes payable                                                  11,891                9,969
                                                                          ------                -----
          Total current liabilities                                      100,854               96,705
Non-current portion of long-term debt                                     71,850               77,601
Deferred gain on joint venture                                             9,694                9,845
Deferred income tax                                                        5,112                4,229
Other non-current liabilities                                             10,581                8,279
                                                                          ------                -----
          Total liabilities                                              198,091              196,659
                                                                         -------              -------
Commitments and contingencies                                                 --                   --
Shareholders' equity:
    Preferred stock no par value; 3,000 shares authorized;
    none outstanding                                                          --                   --
    Common stock, no par value; 90,000 shares authorized;
    50,600 and 49,988 shares issued and outstanding, respectively        307,512              303,015
    Retained earnings                                                     27,829               14,990
    Accumulated other comprehensive income                                26,694               30,239
                                                                          ------               ------
          Total shareholders' equity                                     362,035              348,244
                                                                         -------              -------
          Total liabilities and shareholders' equity                 $   560,126          $   544,903
                                                                     ===========          ===========

(1) Derived from the January 2, 2004 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2003.

See accompanying Notes to the Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Three Months Ended
                                                                    ------------------
                                                                April 2,             April 4,
                                                                  2004                 2003
                                                                  ----                 ----
(in thousands, except per share amounts)
Revenue  (1)                                                 $   156,510         $    127,325
Cost of revenue                                                   80,750               65,570
                                                                  ------               ------
Gross margin                                                      75,760               61,755

Operating expenses
        Research and development                                  18,848               16,040
        Sales and marketing                                       26,304               23,997
        General and administrative                                10,386                8,635
        Restructuring charges                                         --                  390
        Amortization of purchased intangible assets                1,984                1,795
                                                                  ------               ------
              Total operating expenses                            57,522               50,857
                                                                  ------               ------
Operating income                                                  18,238               10,898
Non-operating income (expense), net
        Interest income                                               98                  105
        Interest expense                                         (1,076)              (3,480)
        Foreign currency transaction gain (loss), net              (636)                   92
        Expenses for affiliated operations, net                  (1,599)              (1,215)
        Other income (expense), net                                   80                 (47)
                                                                  ------               ------
             Total non-operating expense, net                    (3,133)              (4,545)
                                                                 -------              -------
Income before taxes                                               15,105                6,353
Income tax provision                                               2,265                1,000
                                                                  ------               ------
Net income                                                   $    12,840         $      5,353
                                                             ===========         ============
Basic earnings per share                                     $      0.25         $       0.12
Shares used in calculating basic earnings per share               50,418               44,040
Diluted earnings per share                                   $      0.24         $       0.12
Shares used in calculating diluted earnings per share             54,215               45,138

(1) Includes sales to related parties of $0.8 million for fiscal quarter ended April 2, 2004 and no such sales for the fiscal quarter ended April 4, 2003.

See accompanying Notes to the Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                              ------------------
                                                                           April 2,         April 4,
                                                                            2004              2003
                                                                            ----              ----
(In thousands)
Cash flow from operating activities:
         Net income                                                   $   12,840         $    5,353
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
         Depreciation expense                                              2,191              2,217
         Amortization expense                                              2,035              1,977
         Provision for doubtful accounts                                     390                449
         Amortization of debt issuance cost                                  122                513
         Deferred income taxes                                              (93)                461
         Other                                                             (113)                272
         Decrease (increase) in assets and liabilities:
                 Accounts receivable                                    (17,096)           (15,114)
                 Inventories                                               6,561            (3,370)
                 Other current and non-current assets                      (760)            (1,359)
                 Effect of foreign currency translation adjustment         (403)              1,582
                 Accounts payable                                          5,600              (158)
                 Accrued compensation and benefits                       (1,675)                133
                 Deferred gain on joint venture                            (151)              (221)
                 Accrued liabilities                                     (1,588)                 29
                 Income taxes payable                                        825                685
                                                                           -----              -----

Net cash provided by (used in) operating activities                        8,685            (6,551)
                                                                           -----            -------

Cash flow from investing activities:
         Acquisition of property and equipment                           (2,544)            (1,485)
         Proceeds from sale of assets                                         47                 56
         Cost of acquisitions, net of cash acquired                      (9,179)                 --

         Costs of capitalized patents                                       (26)                (4)
                                                                            ----                ---
Net cash used in investing activities                                   (11,702)            (1,433)
                                                                        --------            -------

Cash flow from financing activities:
         Issuance of common stock and warrants                             4,211                540
         (Payment) collection of notes receivable                             53              (188)
         Proceeds from long-term debt and revolving credit lines           9,000             12,232
         Payments on long-term debt and revolving credit lines          (14,823)           (20,176)
                                                                        --------           --------

Net cash used in financing activities                                    (1,559)            (7,592)
                                                                         -------            -------

Effect of exchange rate changes on cash and cash equivalents               (639)                426

Net decrease in cash and cash equivalents                                (5,215)           (15,150)
Cash and cash equivalents, beginning of period                            45,416             28,679
                                                                          ------             ------
Cash and cash equivalents, end of period                              $   40,201         $   13,529
                                                                      ==========         ==========

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Trimble Navigation Limited ("we," "Trimble" or the "company"), incorporated in California in 1981, provides positioning product solutions to commercial and government users in a large number of markets. These markets include surveying, construction, agriculture, urban and resource management, military, transportation and telecommunications.

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2003 was January 2, 2004. The first fiscal quarters of 2004 and 2003 ended on April 2, 2004 and April 4, 2003, respectively. Fiscal 2004 and 2003 are 52-week years. Unless otherwise stated, all dates refer to its fiscal year and fiscal periods.

Trimble has prepared the accompanying financial data for the three months ended April 2, 2004 and April 4, 2003 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with Trimble's 2003 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly its condensed consolidated financial position as of April 2, 2004 and January 2, 2004, and condensed consolidated results of operations and cash flow activities for the three months ended April 2, 2004 and April 4, 2003.

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Trimble's critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 3. STOCK-BASED COMPENSATION

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan using the fair value method of SFAS No.123. The fair value of options granted during the quarter was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions at April 2, 2004 and April 4, 2003:

                                                      April 2,         April 4,
                                                        2004             2003
                                                        ----             ----
    Expected dividend yield                               --              --
    Expected stock price volatility                    52.14%           61.27%
    Risk free interest rate                             2.83%            3.13%
    Expected life of options after vesting              1.58             1.30

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

Trimble's pro forma information is as follows:


                                                                            April 2,            April 4,
Three Months Ended                                                            2004                2003
------------------                                                            ----                ----
(dollars in thousands, except per share amounts)
Net income - as reported                                                    $  12,840           $  5,353
Stock-based employee compensation expense determined under fair value
   method based for all awards, net of related tax effects                      2,229              2,078
                                                                                -----              -----
Net income - pro forma                                                      $  10,611           $  3,275
Basic earnings per share - as reported                                      $    0.25           $   0.12
Basic earnings per share - pro forma                                        $    0.21           $   0.07
Diluted earnings per share - as reported                                    $    0.24           $   0.12
Diluted earnings per share - pro forma                                      $    0.20           $   0.07


NOTE 4. BUSINESS COMBINATIONS

The following is a summary of acquisitions made by Trimble during the first fiscal quarter of 2004 and fiscal 2003, all of which were accounted for as purchases. The individual purchase price of these acquisitions were not significant. We recognized an immaterial amount of goodwill as a result of these acquisitions and no goodwill was impaired during the first quarter of 2004.

Acquisition       Primary Service or Product                    Acquisition Date
-----------       --------------------------                    ----------------
Applanix          Inertial navigation systems and GPS           July 7, 2003
MENSI             3D laser scanning technology                  December 9, 2003
TracerNET         Wireless fleet management solutions           March 5, 2004

The consolidated condensed financial statements include the results of operations of acquired companies commencing on the date of acquisition. Pro forma information is not presented, as these acquisitions did not have a material effect on the Company's results of operations.

NOTE 5. JOINT VENTURES:

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

The expenses for affiliated operations at CTCT, net also includes incremental costs as a result of purchasing products from CTCT at a higher price than Trimble's original manufacturing costs, partially offset by contract manufacturing fees charged to CTCT. In addition, Trimble received reimbursement of employee-related costs from CTCT for Trimble employees devoted to CTCT totaling $2.3 million and $1.9 million for the three months ended April 2, 2004 and April 4, 2003, respectively. The reimbursements were offset against operating expenses.

                                                          April 2,      April 4,
Three Months Ended                                          2004          2003
------------------                                          ----          ----
(In millions)

CTCT incremental pricing effects, net                      $ 1.7          $ 1.2
Trimble's 50% share of CTCT's reported losses                0.2            0.2
Amortization of deferred gain                              (0.2)          (0.2)
                                                           -----          -----
Total CTCT expense for affiliated operations, net (1)      $ 1.7          $ 1.2
                                                           =====          =====

(1) Due to the nature of the relationship between Trimble and CTCT, a related party, the impact of these agreements is classified under non-operating income (expense) under the heading of "Expense for affiliated operations, net".

At April 2, 2004, the net outstanding balance due from CTCT to Trimble was approximately $0.4 million recorded under the heading of "Accounts and other receivables, net."

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

Trimble has adopted the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture to be reported by Trimble in the Non-operating section of the Condensed Consolidated Statement of Operations under the heading of "Expenses for affiliated operations, net." During fiscal quarter ended April 2, 2004, Nikon-Trimble reported a profit of which Trimble's share is $0.1 million. At April 2, 2004, the outstanding balance from Nikon-Trimble due to Trimble was approximately $1.6 million primarily related to the transfer of certain tangible and intangible assets from Trimble Japan KK, recorded under the heading of "Accounts and other receivables, net" and $1.9 million net payable by Trimble to Nikon-Trimble related to the purchase and sale of products from and to Nikon-Trimble recorded under the heading of "Accounts Payable" on the Condensed Consolidated Balance Sheets.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS:

Goodwill and purchased intangible assets consisted of the following:

                                                                                April 2,         January 2,
As of                                                                             2004              2004
-----                                                                             ----              ----
(in thousands)
Intangible assets:
  Intangible assets with definite life:
     Existing technology                                                       $  31,964         $  32,389
     Trade names, trademarks, patents, and other intellectual properties          21,835            20,911
                                                                                  ------            ------
Total intangible assets with definite life                                        53,799            53,300
Less accumulated amortization                                                   (35,269)          (33,559)
                                                                                --------          --------
Total net intangible assets                                                    $  18,530         $  19,741
                                                                               =========         =========
Goodwill:
    Goodwill, Spectra Precision acquisition                                    $ 202,637         $ 205,562
    Goodwill, other acquisitions                                                  46,041            35,863
                                                                                  ------            ------
Total goodwill                                                                 $ 248,678         $ 241,425
                                                                               =========         =========

NOTE 7. CERTAIN BALANCE SHEET COMPONENTS:

Inventories consisted of the following:

                                                                                April 2,         January 2,
As of                                                                             2004              2004
-----                                                                             ----              ----
(in thousands)

Raw materials                                                                  $  17,054         $  20,927
Work-in-process                                                                    1,988             3,876
Finished goods                                                                    45,868            46,023
                                                                                  ------            ------
                                                                               $  64,910         $  70,826
                                                                               =========         =========

Property and equipment consisted of the following:

                                                                               April 2,          January 2,
As of                                                                            2004              2004
-----                                                                            ----              ----
(in thousands)
Machinery and equipment                                                        $  68,281         $  66,634
Furniture and fixtures                                                             9,252             9,085
Leasehold improvements                                                             4,719             4,502
Buildings                                                                          5,247             5,236
Land                                                                               1,231             1,391
                                                                                   -----             -----
                                                                                  88,730            86,848
Less accumulated depreciation                                                   (61,972)          (59,469)
                                                                                --------          --------
                                                                               $  26,758         $  27,379
                                                                               =========         =========

Other current assets consisted of the following:

                                                                               April 2,          January 2,
As of                                                                            2004               2004
-----                                                                            ----               ----
(in thousands)
Notes receivable                                                               $      --         $     446
Demonstration equipment, net                                                       3,326             3,226
Prepaid expenses                                                                   4,310             4,566
Other                                                                                251               647
                                                                                     ---               ---
                                                                               $   7,887         $   8,885
                                                                               =========         =========


Other non-current assets consisted of the following:

                                                                               April 2,          January 2,
As of                                                                            2004               2004
-----                                                                            ----               ----
(in thousands)
Debt issuance costs, net                                                       $   1,568         $   1,691
Nikon-Trimble joint venture investment                                            12,021            10,717
Other investments                                                                    554               553
Deposits                                                                           1,136               925
Receivables from employees                                                           769               801
Notes receivable                                                                     642               663
Other                                                                              3,856             3,978
                                                                                   -----             -----
                                                                               $  20,546         $  19,328
                                                                               =========         =========


NOTE 8. THE COMPANY AND SEGMENT INFORMATION:

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

To achieve distribution, marketing, production, and technology advantages in Trimble's targeted markets, the Company manages its operations in the following five segments:

o Engineering and Construction -- Consists of products currently used by survey and construction professionals in the field for positioning data collection, field computing, data management, and automated machine guidance and control. These products provide solutions for numerous applications including surveying, general, road, runway and underground construction, site preparation and excavation.

o Field Solutions -- Consists of products that provide solutions in a variety of agriculture and fixed asset applications, primarily in the areas of precise land leveling, machine guidance, yield monitoring, variable-rate applications of fertilizers and chemicals, and fixed asset data collection for a variety of governmental and private entities. Trimble has aggregated products for these applications under a single general manager in order to continue to leverage its research and development activities due to the similarities of products across the segment.

o Component Technologies -- Currently, Trimble markets its GPS component products through an extensive network of OEM relationships. These products include proprietary chipsets, modules, and a variety of intellectual property. The applications into which end users currently incorporate the component products include: timing applications for synchronizing wireless networks; in-vehicle navigation and telematics (tracking) systems; fleet management; security systems; data collection networks; and wireless handheld consumer products.

o Mobile Solutions -- Consists of products that enable end users to monitor and manage their mobile assets by communicating location-relevant information from the field to the office. Trimble offers a range of products that address a number of sectors of this market including truck fleets, security, telematics, and public safety vehicles. Beginning with the first quarter of fiscal 2004, TracerNET's performance is reported in this business segment.

o Portfolio Technologies -- The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of Trimble's total revenue. During the first two fiscal quarters of 2003, this segment was comprised solely of the Military and Advanced Systems business. Beginning with the third quarter of fiscal 2003, Applanix's performance is reported in this business segment.

Trimble evaluates each of its segment's performance and allocates resources based on profit and loss from operations before income taxes, and some corporate allocations. Trimble and each of its segments employ the same accounting policies.

The following table presents revenues, operating income (loss), and identifiable assets for the five segments. The information includes the operations of Applanix after July 7, 2003, MENSI after December 9, 2003, and TracerNET after March 5, 2004. Operating income (loss) is net revenue less operating expenses, excluding general corporate expenses, amortization, restructuring charges, non-operating income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker views by segment are accounts receivable and inventory.

                                                               Reporting Segments
                                                              ------------------
                                 Engineering and    Field        Component      Mobile       Portfolio
Three Months Ended                Construction    Solutions    Technologies    Solutions    Technologies    Total
------------------                ------------    ---------    ------------    ---------    ------------    -----
(In thousands)
Three Months Ended April 2, 2004
    External net revenues         $ 102,482       $ 24,713       $ 16,415       $  5,262      $ 7,638      $ 156,510
     Operating income
       (loss) before corporate
       allocations                   16,498          6,054          3,926        (1,643)          902         25,737

Three Months Ended April 4, 2003
    External net revenues         $  85,663       $ 20,681       $ 15,866       $  3,168      $ 1,947      $ 127,325
     Operating income
        (loss) before corporate
        allocations                  12,240          3,314          3,855          (687)        (752)         17,970

As of April 2, 2004
    Accounts receivable (1)       $  92,924       $ 22,061       $ 10,940       $  6,312      $ 7,997      $ 140,234
    Inventories                      49,652          4,961          2,424          2,873        5,000         64,910

As of January 2, 2004
    Accounts receivable (1)       $  84,897       $ 16,589       $ 10,003       $  4,103      $ 7,321      $ 122,913
    Inventories                      56,008          3,398          2,021          3,038        6,361         70,826


(1) As presented, accounts receivable excludes cash received in advance and allowances for doubtful accounts, which are not allocated between segments.

The following are reconciliations corresponding to totals in the accompanying condensed consolidated financial statements:

                                                         April 2,           April 4,
Three Months Ended                                         2004               2003
------------------                                         ----               ----
(in thousands)
Operating income:
Total for reportable divisions (1)                      $   25,737         $   17,970
Unallocated corporate expenses                             (7,499)            (7,072)
                                                           -------            -------
   Operating income from continuing operations          $   18,238         $   10,898
                                                        ==========         ==========



                                                         April 2,           January 2,
As of                                                      2004               2004
-----                                                      ----               ----
(in thousands)
Assets:
Accounts receivable total for reportable segments       $  140,234         $  122,913
Unallocated (1)                                           (16,183)           (19,563)
            --                                            -------            -------
   Total                                                $  124,051         $  103,350
                                                        ==========         ==========

(1) Includes cash received in advance, other receivables, and accruals that are not allocated by segment.

NOTE 9. LONG-TERM DEBT:

Long-term debt consisted of the following:
                                                    April 2,         January 2,
As of                                                2004              2004
-----                                                ----              ----
(In thousands)

 Credit Facilities:
       Term loan                                  $    40,625    $    43,750
       Revolving credit facility                       43,000         44,000
Promissory notes and other                              1,020          2,736
                                                        -----          -----
                                                       84,645         90,486

Less current portion of long-term debt               (12,795)       (12,885)
                                                     -------        -------
       Non-current portion                        $    71,850    $    77,601
                                                  ===========    ===========

Credit Facilities

On June 25, 2003, Trimble obtained a $175 million secured Credit Facility ("2003 Credit Facility") from a syndicate of nine banks to repay the Subordinated Note and refinance $200 million of senior, secured credit facilities (the "2000 Credit Facility") obtained in July of 2000. The 2003 Credit Facility will be used to pay fees and expenses related to this new credit facility, and for ongoing working capital and general corporate needs.

At April 2, 2004, Trimble had approximately $83.6 million of borrowings under the 2003 Credit Facility, comprised of a $40.6 million term loan and $43.0 million of a $125 million revolver. The Company has access to an additional $82 million of cash under the terms of the revolving credit facility. The Company has commitment fees on the unused portion of 0.5% if the Leverage Ratio (which is defined as total indebtedness to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is
2.0 or greater and 0.375% if the Leverage Ratio is less than 2.0.

Pricing of interest for borrowings under the 2003 Credit Facility as of April 2, 2004 is at LIBOR plus a spread of 1.50%. The spread is tied to a formula based on the Leverage Ratio.

The Credit Facility is secured by all of the Company's material assets, except for assets that are subject to foreign tax considerations. Financial covenants of the 2003 Credit Facility include leverage, fixed charge, and minimum net worth tests. At April 2, 2004, Trimble was in compliance with all financial debt covenants. The amount due under the revolver loan is paid as the loan matures on June 25, 2006, and the loan commitment fees are paid on a quarterly basis.

Under the terms of the 2003 Credit Facility, the Company is allowed to pay dividends and repurchase shares of common stock up to 25% of net income in the previous fiscal year, under the existing terms of the credit facilities.

Promissory Note and Others

As of April 2, 2004, the Company had other notes payable totaling $1.0 million. During the quarter, Trimble extinguished the promissory note related to the purchase of a building for Trimble's Corvallis, Oregon site for $1.7 million. The balance outstanding at April 2, 2004 primarily consists of other government loans in our foreign subsidiaries.

Weighted Average Cost of Debt

Our weighted average interest rate was approximately 2.7%. Our total weighted average cost of debt, which includes amortization of debt issuance costs, was approximately 5.1% for the fiscal quarter ended April 2, 2004.

NOTE 10. PRODUCT WARRANTIES:

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

Changes in the Company's product warranty liability during the three-months ended April 2, 2004 and April 4, 2003 are as follows:

                                             April 2,       April 4,
                                               2004           2003
                                               ----           ----
Three Months Ended
------------------
(In thousands)

Beginning balance                        $    5,147      $   6,394
Warranties accrued                            1,611          1,318
Warranty claims                             (1,131)        (1,283)
                                            -------        -------
Ending Balance                           $    5,627      $   6,429
                                         ==========      =========

The product warranty liability is classified as accrued warranty in the accompanying condensed consolidated balance sheets.

NOTE 11. SHAREHOLDER'S EQUITY:

3-for-2 Stock Split

Trimble's Board of Directors approved a 3-for-2 split of all outstanding shares of the Company's Common Stock, payable March 4, 2004 to stockholders of record on February 17, 2004. Cash was paid in lieu of fractional shares. All share and per share information has been adjusted to reflect the stock split on a retroactive basis for all periods presented.

NOTE 12. EARNINGS PER SHARE:

The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive Common Stock.

                                                                            April 2,     April 4,
Three Months Ended                                                            2004         2003
------------------                                                            ----         ----
(in thousands, except per share amounts)
Numerator:
     Income available to common shareholders:
           Used in basic and diluted earnings per share                   $   12,840   $     5,353
                                                                          ==========   ===========
Denominator:
     Weighted-average number of common shares used in basic earnings
       per share                                                              50,418        44,040
     Effect of dilutive securities (using treasury stock method):
          Common stock options                                                 2,961         1,080
          Common stock warrants                                                  836            18
                                                                              ------        ------
     Weighted-average number of common shares and dilutive potential
        common shares used in diluted earnings per share                      54,215        45,138
                                                                              ======        ======
Basic earnings per share                                                  $     0.25   $      0.12
                                                                          ==========   ===========
Diluted earnings per share                                                $     0.24   $      0.12
                                                                          ==========   ===========

NOTE 13. COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax as follows:

                                                      April 2,          April 4,
 Three Months Ended                                     2004              2003
 ------------------                                     ----              ----
 (in thousands)
 Net income                                          $ 12,840          $  5,353
 Foreign currency translation adjustments             (3,645)             4,208
 Net gain (loss) on hedging transactions                   98               (7)
 Net unrealized gain on investments                        --                28
                                                     --------          --------
 Comprehensive income                                $  9,293          $  9,582
                                                     ========          ========

The components of accumulated other comprehensive income, net of related tax as follows:

                                                     April 2,       January 2,
  Three Months Ended                                   2004            2004
  ------------------                                   ----            ----
  (in thousands)
  Cumulative foreign currency translation
   adjustments                                     $  26,523        $  30,166
  Net gain on hedging transactions                        98               --
  Net unrealized gain on investments                      73               73
                                                          --               --
  Accumulated other comprehensive income           $  26,694        $  30,239
                                                   =========        =========

NOTE 14. RELATED-PARTY TRANSACTIONS:

Related-Party Lease

Trimble currently leases office space in Ohio from an association of three individuals, one of whom is an employee of one of the company's US operating units, under a non-cancelable operating lease arrangement expiring in 2011. The annual rent is subject to adjustment based on the terms of the lease. The Condensed Consolidated Statements of Operations include expenses from this operating lease of $86,351 for fiscal quarter ended April 2, 2004, and $96,882 for fiscal quarter ended April 2, 2003.

Related-Party Notes Receivable

Trimble has notes receivable from officers and employees of approximately $0.8 million as of April 2, 2004 and $0.8 million as of January 2, 2004. The notes bear interest from 4.49% to 6.62% and have an average remaining life of 1.27 years as of April 2, 2004.

See Note 5 to the Notes to the Condensed Consolidated Financial Statements for additional information regarding Trimble's related party transactions with joint venture partners.

NOTE 15. LITIGATION:

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See the discussion of our critical accounting policies under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for fiscal 2003.

RECENT BUSINESS DEVELOPMENTS

TracerNET Corporation

* On March 5, 2004 we acquired TracerNET which we believe will augment our current fleet management capabilities, extend our customer base and provide us with increased sales. TracerNET's performance is reported under our Mobile Solutions segment. TracerNET brings us additional capabilities, such as the experience and ability to integrate fleet management solutions into a company's enterprise software system.

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


                                                                     April 2,          April 4,
Three Months Ended                                                     2004              2003
------------------                                                     ----              ----
(Dollars in thousands)
Total consolidated revenue                                          $ 156,510           $ 127,325
Total consolidated segment operating income                         $  25,737           $  17,970

Engineering and Construction
   Revenue                                                          $ 102,482           $  85,663
   Segment revenue as a percent of total revenue                          66%                 67%
   Operating income                                                 $  16,498           $  12,240
   Operating income as a percent of segment revenue                       16%                 14%
Field Solutions
   Revenue                                                          $  24,713           $  20,681
   Segment revenue as a percent of total revenue                          16%                 16%
   Operating income                                                 $   6,054           $   3,314
   Operating income as a percent of segment revenue                       24%                 16%
Component Technologies
   Revenue                                                          $  16,415           $  15,866
   Segment revenue as a percent of total revenue                          10%                 13%
   Operating income                                                 $   3,926           $   3,855
   Operating income as a percent of segment revenue                       24%                 24%
Mobile Solutions
   Revenue                                                          $   5,262           $   3,168
   Revenue as a percent of total revenue                                   3%                  2%
   Operating loss                                                   $ (1,643)           $   (687)
   Operating loss as a percent of segment revenue                       (31%)               (22%)
Portfolio Technologies
   Revenue                                                          $   7,638           $   1,947
   Segment revenue as a percent of total revenue                           5%                  2%
   Operating income (loss)                                          $     902           $   (752)
   Operating income (loss) as a percent of segment revenue                12%               (39%)



A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

                                                      April 2,        April 4,
  Three Months Ended                                    2004            2003
  ------------------                                    ----            ----
  (In thousands)
  Consolidated segment operating income               $ 25,737        $ 17,970
  Unallocated corporate expense                        (5,515)         (4,887)
  Amortization of purchased intangible assets          (1,984)         (1,795)
  Restructuring charges                                     --           (390)
  Non-operating expense, net                           (3,133)         (4,545)
                                                       ------          ------
  Consolidated income before income taxes             $ 15,105        $  6,353
                                                      ========        ========

Revenue

In fiscal quarter ended April 2, 2004, total revenue increased by $29.2 million or 23% to $156.5 million from $127.3 million in fiscal quarter April 4, 2003. The increase was primarily due to stronger performances in all of our operating segments driven by the new product offerings, increased acceptance of our products in the markets we serve, acquisitions, expanded distribution, and the positive impact of the weaker US dollar on revenues generated in foreign currencies, primarily the Euro.

International Revenues

* Total revenue outside the United States comprised approximately 50% for the three months ended April 2, 2004, and 50% for the three months ended April 4, 2003. During the first fiscal quarter of 2004, North and South America represented 57%, Europe, the Middle East and Africa represented 30%, and Asia/Pacific Rim represented 13% of total revenues. We anticipate that sales to international customers will continue to account for a significant portion of our revenue.

Gross Margin

Gross margin as a percentage of total revenues was 48.4% for the three months ended April 2, 2004 and 48.5% for the three months ended April 4, 2003. The stronger than anticipated demand for our Nikon-branded products was the main reason gross margins decreased when compared to the first quarter of 2003. Although favorable to the bottom line with a double-digit operating margin, these sales negatively impacted gross margin by approximately 1.7%.

* Because of potential product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margins cannot be assured. In addition, should the global economic conditions deteriorate, gross margin could be further adversely impacted.

Engineering and Construction

When comparing the first fiscal quarter of 2004 to the same quarter in 2003, Engineering and Construction revenues increased by $16.8 million or 19.6% and segment operating income increased by $4.3 million or 34.8%. An improving economic environment, the addition of the Nikon-branded product line in July 2003, and an early start to the buying season resulted in increased sales across all product categories. These enabled the segment operating income to increase from 14% to 16% of revenues.

Field Solutions

When comparing the first fiscal quarter of 2004 to the same quarter in 2003, Field Solutions revenues increased by approximately $4.0 million or 19.5%, and segment operating income increased by $2.7 million or 82.7%. Revenue increases were a result of higher sales of high end automated guidance products, coupled with strong demand for our newly released manual guidance product into the agricultural market. Sales of our GeoExplorer(TM) series handhelds through current and new distribution channels also contributed to increased revenues.

Segment operating income increased in the first fiscal quarter of 2004 from the comparative period of 2003 primarily due to higher revenues. This enabled the segment operating income to increase from 16% to 24% of revenues.

Component Technologies

When comparing the first fiscal quarter of 2004 to the same quarter in 2003, Component Technologies revenues increased by $0.5 million or 3.5%, and segment operating income increased by $0.1 million or 1.8%. The increase in revenues was primarily due to higher demand from our existing wireless infrastructure customers. The segment operating income increase was primarily due to increased revenues partially offset by an increase in spending as we develop new categories of products.

Mobile Solutions

When comparing the first fiscal quarter of 2004 to the same quarter in 2003, Mobile Solutions revenues increased by $2.1 million or 66.1%, and segment operating loss increased by $1.0 million or 139.2%. Revenues grew due to an increase in sales into the construction vertical market and our dealer channel. Operating losses increased relative to the first quarter of 2003 due to the positive impact of the reversal of certain product related allowances for inventory which had been sold, which was not repeated in the current period.

Portfolio Technologies

When comparing the first fiscal quarter of 2004 to the same quarter in 2003, Portfolio Technologies revenues increased by $5.7 million or 292.3%, and segment operating income increased by $1.7 million or 219.9%. The increase in revenues and operating income was primarily due to the inclusion of Applanix acquired in July 2003 and higher sales of military-related products.

Operating Expenses

The following table shows operating expenses for the periods indicated and should be read in conjunction with the narrative descriptions of those operating expenses below:

                                                       April 2,         April 4,
   Three Months Ended                                   2004              2003
   ------------------                                   ----              ----
   (In thousands)

   Research and development                            $ 18,848         $ 16,040
   Sales and marketing                                   26,304           23,997
   General and administrative                            10,386            8,635
   Restructuring charges                                     --              390
   Amortization of purchased intangible assets            1,984            1,795
                                                          -----            -----
   Total operating expenses                            $ 57,522         $ 50,857
                                                       ========         ========

Research and Development

Research and development expenses increased by $2.8 million during the first fiscal quarter of 2004 representing 12% of total revenues, compared with 12.6% in the same corresponding period in fiscal 2003. This was due to continued investment in next generation technologies, the weakness of the US dollar versus major European and New Zealand currencies, and also the inclusion of the research and development expenses from the acquisitions of Applanix in July 2003 and Mensi in December 2003. All of our research and development costs have been expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and Marketing

Sales and marketing expenses increased by $2.3 million in the first fiscal quarter of 2004 over the same corresponding period in fiscal 2003 primarily due to higher revenue, increased sales efforts mostly in emerging geographic areas such as China and Russia, the impact of the weaker US dollar in Europe, and the inclusion of Applanix sales and marketing expenses not applicable in the prior fiscal quarter. As a percentage of revenue, sales and marketing expenses decreased from 18.8% to 16.8%.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and exploit new markets for our products.

General and Administrative

General and administrative expenses increased by $1.8 million in the first fiscal quarter of 2004 over the same corresponding period in fiscal 2003 primarily due to higher compensation costs and the inclusion of Applanix and Mensi expenses not applicable in the prior fiscal quarter. As a percentage of revenue, general and administrative decreased slightly to 6.6% from 6.8% the corresponding period of fiscal 2003.

Restructuring Charges

There were no restructuring charges for the first fiscal quarter ended April 2, 2004 and $0.4 million were recorded for the fiscal quarter ended April 4, 2003, all of which related to severance costs. As of April 2, 2004, the restructuring accrual balance related to pre-existing restructuring plans was approximately $0.2 million, which will be paid over the remaining term of the related lease through 2006.

Amortization of Purchased and Other Intangible Assets

                                                      April 2,        April 4,
Three Months Ended                                      2004            2003
------------------                                      ----            ----

(in thousands)
Amortization of purchased intangibles                 $ 1,984        $  1,795
Amortization of other intangible assets                    54             182
                                                         ----            ----
Total amortization of purchased, and other
  intangible assets                                   $ 2,035        $  1,977
                                                      =======        ========

Non-operating Expense, Net

The following table shows non-operating expense, net, for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

                                                  April 2,          April 4,
Three Months Ended                                  2004              2003
------------------                                  ----              ----
(in thousands)

Interest income                                  $      98         $     105
Interest expense                                   (1,076)           (3,480)
Foreign exchange gain (loss)                         (636)                92
Expenses for affiliated operations, net            (1,599)           (1,215)
Other income (expense)                                  80              (47)
                                                        --              ----
Total non-operating expense, net                 $ (3,133)         $ (4,545)
                                                 =========         =========

Non-operating expense, net decreased by $1.4 million or 31.1% during the first fiscal quarter of 2004 as compared with the corresponding period in fiscal 2003. This was primarily due to the reduction in interest expense of approximately $2.4 million due to continued debt repayment ($46.7 million net decrease in debt from April 4, 2003), combined with the effect of lower interest rates. In addition, we had a foreign exchange loss of $0.6 million mainly due to the fact that the U.S. dollar was weaker, on average, against the Euro and Swedish Krona, during the quarter as compared to the corresponding quarter in fiscal 2003.

Income Tax Provision

We recorded provisions for income taxes of $2.3 million for the three months ended April 2, 2004 and $1.0 million for the three months ended April 4, 2003. These amounts reflect taxes on profits in foreign and US jurisdictions and the benefit from utilizing net operating loss and credit carryforwards.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the condensed consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

                                                       April 2,        April 4,
Three Months Ended                                       2004            2003
------------------                                       ----            ----
(dollars in thousands)

Cash and cash equivalents                              $  40,201       $  13,529
As a percentage of total assets                             7.2%            3.0%
Accounts receivable days sales outstanding                    57              56
Inventory turns per year                                       5               4
Total debt                                             $  84,645       $ 131,350

Net cash provided by (used in) operating activities    $   8,685       $ (6,551)
Net cash used in investing activities                  $(11,702)       $ (1,433)
Net cash used in financing activities                  $ (1,559)       $ (7,592)
Net decrease in cash and cash equivalents              $ (5,215)       $(15,150)

Cash and Cash Equivalents

Cash and cash equivalents were $40.2 million as of April 2, 2004, a decrease of $5.2 million or 11.5% from $45.4 million at January 2, 2004. The decrease was primarily due to the net repayment of debt of $5.8 million and cash used for acquisitions of $9.2 million.

* For the first three months of 2004, cash provided by operating activities was $8.7 million, compared to $6.6 million cash used in operating activities during the first three months of 2003. This increase was driven by increased net income and a decrease in accounts payable and inventories, offset by an increase in accounts receivable. Our ability to continue to generate cash from operations will depend in large part on our profitability, the rate of collections of accounts receivable, inventory turns, and our ability to manage other areas of working capital. Our accounts receivable days sales outstanding decreased to 57 days from 60 days at the end of fiscal 2003. Inventory turns were five in the first quarter of fiscal 2004, compared with four in the fourth quarter of fiscal 2003.

We used $11.7  million  in net cash for  investing  activities  during the first three months of 2004, compared to $1.4 million in the first three months of 2003. We continue to invest in capital expenditures, primarily to upgrade our information systems as well as add new tools and test equipment to manufacturing. In addition, we used $9.2 million in cash for acquisitions.

We used $1.6 million in net cash for financing activities in the first three months of 2004, compared to $7.6 million in the first three months of 2003. This decrease was primarily a result of less debt repayments (net $5.8 million) compared to net repayments of $7.2 million during the same period in 2003. This net debt payment was funded primarily by proceeds from cash generated from operations and the issuance of common stock to employees pursuant to our stock option plan of approximately $4.2 million.

* We believe that our cash and cash equivalents, together with our credit facilities, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. At April 2, 2004, we had $40.2 million of cash and cash equivalents as well as access to $82 million of cash under the terms of our revolver loans.

* We expect fiscal 2004 capital expenditures to be approximately $12 million to $14 million, primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Debt

At April 2, 2004, our total debt was approximately $84.6 million as compared with approximately $90.5 million at the end of fiscal 2003. This balance primarily consists of $40.6 million outstanding under a term loan and $43.0 million outstanding under a senior secured revolving credit facility.

Our Credit Facility is secured by all material assets of our Company, except for a portion of assets that are not pledged due to foreign tax considerations. Financial covenants of the Credit Facility include leverage, fixed charge, and minimum net worth tests. At April 2, 2004 and as of the date of this report, we are in compliance with all debt covenants. The amortized principal, interest, and commitment fees due under the Credit Facility are paid quarterly. Under the four-year term loan portion of the Credit Facility, we are due to make payments (excluding interest) of approximately $12.5 million in each of the next three fiscal years (2004, 2005, and 2006), and $6.3 million in fiscal 2007.

Under the terms of the Credit Facility, we are allowed to pay dividends and repurchase shares of our common stock up to 25% of net income in the previous fiscal year. For additional discussion of our debt, see Note 9 of Notes to the Condensed Consolidated Financial Statements.

New Accounting Standards

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


Our Operating Results in Each Quarter May Be Affected by Special Conditions, Such As Seasonality, Late Quarter Purchases, Weather, and Other Potential Issues.

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


We Are Dependent on a Specific Manufacturer and Assembler for Many of Our Products and on Specific Suppliers of Critical Parts for Our Products.

We are substantially dependent upon Solectron Corporation in California, China and Mexico as our preferred manufacturing partner for many of our GPS products previously manufactured out of our Sunnyvale facilities. Under the agreement with Solectron, we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron at least thirty calendar days in advance of the scheduled delivery of products to our customers depending on production lead time. Although purchase orders placed with Solectron are cancelable, the terms of the agreement would require us to purchase from Solectron all inventory not returnable or usable by other Solectron customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet customers' delivery requirements or we may accumulate excess inventories, if such inventories are not usable by other Solectron customers.

Our current contract with Solectron continues in effect until either party gives the other ninety days written notice.

Solectron is assembling certain products in China. Although this initiative in China has brought cost savings over assembling in California, we may experience quality control issues, shipping delays, or other problems associated with manufacturing in China.

In addition, we rely on specific suppliers for a number of our critical components. We have experienced shortages of components in the past. Our current reliance on specific or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand, and could have a material adverse effect on our business.

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

Our Gross Margin Is Subject to Fluctuation.

Our gross margin is affected by a number of factors, including product mix, product pricing, cost of components, foreign currency exchange rates and manufacturing costs. For example, sales of Nikon-branded products generally have lower gross margins as compared to our GPS survey products. Absent other factors, a shift in sales towards Nikon-branded products would lead to a reduction in our overall gross margins. A decline in gross margin could potentially negatively impact our earnings per share.

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

We Rely on Key Customers.

We generate a portion of our revenue from large original equipment manufacturers such as Siemens VDO Automotive AG and Nortel. A reduction or loss of business with these customers could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to continue to realize value from these relationships in the future. No single customer accounted for 10% or more of Trimble's total revenues in our first fiscal quarter of 2004 and fiscal year 2003.


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

Any ITU reallocation of radio frequency bands, including frequency band segmentation or sharing of spectrum, may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. Many of our products use other radio frequency bands, together with the GPS signal, to provide enhanced GPS capabilities, such as real-time kinematic precision. The continuing availability of these non-GPS radio frequencies is essential to provide enhanced GPS products to our precision survey and construction machine controls markets. Any regulatory changes in spectrum allocation or in allowable operating conditions may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results.

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

The European governments have expressed interest in building an independent satellite navigation system, known as Galileo. We believe we will have access to the signal design to develop compatible receivers. However, if access to the signal structure is delayed it may have a materially adverse effect on our business and operating results.

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

We Must Carefully Manage Our Future Growth.

Growth in our sales or continued expansion in the scope of our operations could strain our current management, financial, manufacturing and other resources, and may require us to implement and improve a variety of operating, financial and other systems, procedures, and controls. Specifically we have experienced strain in our financial and order management system. We are expanding our sales, accounting, manufacturing, and other information systems to meet these challenges. Problems associated with any improvement or expansion of these systems, procedures or controls may adversely affect our operations and these systems, procedures or controls may not be designed, implemented or improved in a cost-effective and timely manner. Any failure to implement, improve and expand such systems, procedures, and controls in a timely and efficient manner could harm our growth strategy and adversely affect our financial condition and ability to achieve our business objectives.

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

We May Encounter Problems Associated With International Operations and Sales.

Our customers are located throughout the world. Sales to unaffiliated customers in non-US locations represented approximately 50% of our revenues in our first fiscal quarter of 2004 and 51% in our fiscal year 2003. In addition, we have significant international operations, including manufacturing facilities, sales personnel and customer support operations. We have sales offices outside the US. Our non-US manufacturing facilities are in Sweden and Germany, and we have a regional fulfillment center in the Netherlands. Our non-US presence exposes us to risks not faced by wholly US companies.

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

We Are Exposed to Fluctuations in Currency Exchange Rates.

A significant portion of our business is conducted outside the United States, and as such, we face exposure to adverse movements in non-US currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. In the first fiscal quarter of 2004, the US dollar continued to weaken against several major currencies in which we do business, adversely impacting our financial results. The weaker US dollar negatively impacts our operating income due to significant manufacturing, distribution, research and development, and selling expenses incurred outside of the US, while the weaker US dollar positively impacts our revenues generated in foreign currencies, primarily the Euro.

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

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

The market price of our common stock has been, and may continue to be, highly volatile. During the first fiscal quarter of 2004, our stock price ranged from $20.15 to $28.78. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

Market Interest Rate Risk

We are exposed to market risk due to the possibility of changing interest rates under our secured Credit Facility. Our Credit Facility is comprised of a three-year, US dollar-only revolver that expires on June 25, 2006, and a four-year term loan that expires on June 25, 2007. Borrowings under the Credit Facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on our Leverage Ratio. The revolver matures on June 25, 2006 and has an outstanding principal balance of $43 million, while the term loan matures on June 25, 2007 and has an outstanding principal balance of $40.6 million, as of April 2, 2004 (all in US currency only). The three-month LIBOR effective rate at April 2, 2004 was 1.11%. A hypothetical 10% increase in three-month LIBOR rates could result in approximately $92,000 annual increase in interest expense on the existing principal balances. We have hedged the market risk with an interest rate swap on 50% of our term loan. The rate on that interest rate swap is 2.517%.

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

Foreign exchange forward contracts outstanding as of April 2, 2004 are summarized as follows (in thousands):

                                            April 2, 2004
                                            -------------
                                  Nominal Amount         Fair Value
                                  --------------         ----------
         Forward contracts:
              Purchased           $    15,420           $    (173)
              Sold                $    30,493           $     984

* We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 15, 2004, Trimble issued 45,000 shares of common stock at a price of $6.50 per share (as adjusted for the 3-for-2 stock split on March 4, 2004) to James Sorden, a former executive officer of Trimble, pursuant to the exercise of a Nonstatutory Stock Option Agreement dated March 29, 1999. The stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the stock was issued as a result of a privately negotiated transaction that did not involve a public offering by Trimble.

Our merger agreement with LeveLite provides for us to make earn-out payments not to exceed an aggregate $3.9 million (in common stock and cash payment) based on certain future revenues and payments received. Upon a hearing before the California Department of Corporations in which the terms and conditions of the offer to the LeveLite shareholders were approved, the shares of Common Stock to be issued in the transaction were exempt from registration by reason of qualification under Section 3(a)(10) of the Securities Act of 1933, as amended. On January 26, 2004, we issued 10,491 shares of common stock, valued at $27.31 (each as adjusted for the 3-for-2 stock split on March 4, 2004) to the former shareholders of Levelite pursuant to the merger agreement.


In the first fiscal quarter of 2004, the Company paid cash in lieu of fractional shares of its common stock in connection with the 3-for-2 stock split on March 4, 2004 in the amounts shown in the table below.



                                  ISSUER PURCHASES OF EQUITY SECURITIES
                                  -------------------------------------

                                               Total Number of Shares      Maximum Number (or Approximate
              Total Number     Average          Purchased as Part of      Dollar Value) of Shares that May
               of Shares      Price Paid      Publicly Announced Plans    Yet Be Purchased Under the Plans
Period         Purchased      per Share            or Programs                   or Programs (1)
------         ---------      ---------            -----------                   ---------------
February 7 -
March 5, 2004    997.5          $23.60               997.5                           N/A
                 -----          ------               -----
Total            997.5          $23.60               997.5                           N/A


(1) Trimble's Board of Directors approved a 3-for-2 split of all outstanding shares of the Company's Common Stock, payable March 4, 2004 to stockholders of record on February 17, 2004. No further shares may be purchased by the Company as a result of the 3-for-2 stock split on March 4, 2004. The Company has no other plans for repurchase of its common stock in effect.

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

3.2 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed October 6, 1988. (1)

3.3 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed July 18, 1990. (1)

3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

3.5 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed May 29, 2003. (2)

3.6 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed March 4, 2004. (4)

3.8  Amended and Restated Bylaws of Trimble Navigation Limited. (3)

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2004. (4)

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2004. (4)

32.1 Certification  of Chief  Executive  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2004. (4)

32.2 Certification  of Chief  Financial  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2004. (4)
-------------------------

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits" of the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999, as filed with the SEC on March 29, 1999.

(2) Incorporated by reference to exhibit number 3.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(3) Incorporated by reference to exhibit number 3.8 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2004.

(4)  Filed herewith.


(b)  Reports on Form 8-K


     On February 3, 2004, the Company filed a report on Form 8-K to announce that its Board of Directors approved a 3-for-2 split of all outstanding shares of the Company's common stock, payable March 4, 2004 to stockholders of record on February 17, 2004 and to announce its financial results for the quarter and year ended January 2, 2004.

     On February 17, 2004, the Company filed a report on Form 8-K to announce that it had agreed to acquire privately-held TracerNET Corporation of Chantilly, Virginia.

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



DATE:  May 5, 2004

                                  EXHIBIT INDEX

Exhibit   Description
  No.

3.1 Restated Articles of Incorporation of Trimble Navigation Limited, filed June 25, 1986. (1)

3.2 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed October 6, 1988. (1)

3.3 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed July 18, 1990. (1)

3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

3.5 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed May 29, 2003. (2)

3.6 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed March 4, 2004. (4)

3.8  Amended and Restated Bylaws of Trimble Navigation Limited. (3)

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2004. (4)

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2004. (4)

32.1 Certification  of Chief  Executive  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2004. (4)

32.2 Certification  of Chief  Financial  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2004. (4)

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

(3) Incorporated by reference to exhibit number 3.8 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2004.

(4)  Filed herewith.