Form 10-Q
period 2004-07-02
TRIMBLE NAVIGATION LTD /CA/
filed 2004-08-09
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2004

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


                       Yes [ X ]         No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes [ X ]        No [ ]


As of August 4, 2004, there were 51,161,417 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED
                  FORM 10-Q for the Quarter ended July 2, 2004
                                      INDEX





PART I.    Financial Information                                           Page

  ITEM 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets --
               July 2, 2004 and January 2, 2004  ..........................   3

           Condensed Consolidated Statements of Operations --
               Three and Six Months Ended July 2, 2004 and July 4, 2003....   4

           Condensed Consolidated Statements of Cash Flows --
               Six Months Ended July 2, 2004 and July 4, 2003..............   5

           Notes to Condensed Consolidated Financial Statements............   6

  ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................  16

  ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk......  29

  ITEM 4.  Controls and Procedures.........................................  30


PART II.   Other Information

  ITEM 1.  Legal Proceedings...............................................  30

  ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
               of Equity Securities........................................  30

  ITEM 4.  Submission of Matters to a Vote of Securities Holders...........  30

  ITEM 6.  Exhibits and Reports on Form 8-K................................  31

Signatures.................................................................  33

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          July 2,          January 2,
(in thousands)                                                              2004            2004 (1)
--------------                                                              ----            --------

ASSETS
Current assets:
        Cash and cash equivalents                                        $   54,657      $   45,416
        Accounts and other receivables, net                                 131,581         103,350
        Inventories, net                                                     69,836          70,826
        Deferred income taxes                                                 4,372           4,380
        Other current assets                                                  9,700           8,885
                                                                              -----           -----
              Total current assets                                          270,146         232,857

Property and equipment, net                                                  27,794          27,379
Goodwill and other intangible assets, net                                   264,184         261,166
Deferred income taxes                                                         4,156           4,173
Other assets                                                                 23,203          19,328
                                                                             ------          ------
              Total non-current assets                                      319,337         312,046
                                                                            -------         -------
              Total assets                                               $  589,483      $  544,903
                                                                         ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

        Current portion of long-term debt                                $   12,745      $   12,885
        Accounts payable                                                     44,028          26,019
        Accrued compensation and benefits                                    26,466          25,950
        Accrued liabilities                                                  11,297          15,599
        Accrued warranty expense                                              5,717           5,147
        Deferred income taxes                                                   309           1,136
        Income taxes payable                                                 13,619           9,969
                                                                             ------           -----
              Total current liabilities                                     114,181          96,705

Non-current portion of long-term debt                                        64,717          77,601
Deferred gain on joint venture                                                9,694           9,845
Deferred income tax                                                           4,959           4,229
Other non-current liabilities                                                10,361           8,279
                                                                             ------           -----
              Total liabilities                                             203,912         196,659
                                                                            -------         -------
Commitments and contingencies                                                    --              --
Shareholders' equity:
        Preferred stock no par value; 3,000 shares authorized; none
        outstanding                                                              --              --
        Common stock, no par value; 90,000 shares authorized; 51,030
        and 49,988 shares issued and outstanding, respectively              313,048         303,015
        Retained earnings                                                    48,348          14,990
        Accumulated other comprehensive income                               24,175          30,239
                                                                             ------          ------
              Total shareholders' equity                                    385,571         348,244
                                                                            -------         -------
              Total liabilities and shareholders' equity                 $  589,483      $  544,903
                                                                         ==========      ==========

(1) Derived from the January 2, 2004 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2003.

See accompanying Notes to the Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                        Six Months Ended
                                                           ------------------                        ----------------
                                                        July 2,           July 4,           July 2,            July 4,
                                                         2004               2003              2004               2003
                                                         ----               ----              ----               ----
(in thousands, except per share amounts)
Revenue  (1)                                         $   179,451        $  138,132        $  335,961         $  265,457
Cost of revenue                                           91,132            67,037           171,882            132,607
                                                          ------            ------           -------            -------
Gross margin                                              88,319            71,095           164,079            132,850

Operating expenses
        Research and development                          19,937            17,077            38,785             33,117
        Sales and marketing                               27,358            24,560            53,662             48,557
        General and administrative                        11,952             9,896            22,338             18,531
        Restructuring charges                                327               716               327              1,106
        Amortization of purchased intangible assets        2,075             1,725             4,059              3,520
                                                           -----             -----             -----              -----
              Total operating expenses                    61,649            53,974           119,171            104,831
                                                          ------            ------           -------            -------
Operating income                                          26,670            17,121            44,908             28,019
Non-operating income (expense), net
        Interest income                                       69                82               167                187
        Interest expense                                   (947)           (6,096)           (2,023)            (9,576)
        Foreign currency transaction gain (loss),net         507               391             (129)                483
        Expenses for affiliated operations, net          (2,453)           (1,901)           (4,052)            (3,116)
        Other income (expense), net                        1,240              (92)             1,320              (139)
                                                           -----              ---              -----              ----
             Total non-operating expense, net            (1,584)           (7,616)           (4,717)           (12,161)
                                                         ------            ------            ------            -------
Income before taxes                                       25,086             9,505            40,191             15,858
Income tax provision                                       4,568             1,400             6,833              2,400
                                                           -----             -----             -----              -----
Net income                                           $    20,518        $    8,105        $   33,358         $   13,458
                                                     ===========        ==========        ==========         ==========
Basic earnings per share                             $      0.40        $     0.17        $     0.66         $     0.29
                                                     ===========        ==========        ==========         ==========
Shares used in calculating basic earnings per share       50,817            47,211            50,617             45,626

Diluted earnings per share                           $      0.38        $     0.16        $     0.61         $     0.28
                                                     ===========        ==========        ==========         ==========
Shares used in calculating diluted earnings per           54,627            49,619            54,424             47,346
share

(1) Sales to related parties for the three months and six months periods ended July 2, 2004, were approximately $1.0 million and $1.8 million and no sales in the comparable periods of fiscal 2003.

See accompanying Notes to the Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                             ----------------
                                                                        July 2,         July 4,
                                                                          2004            2003
                                                                          ----            ----
(In thousands)
Cash flow from operating activities:

         Net income                                                   $    33,358      $   13,458
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
         Depreciation expense                                               4,172           4,460
         Amortization expense                                               4,150           3,908
         Provision for doubtful accounts                                    1,552             150
         Amortization of debt issuance cost                                   243           3,273
         Deferred income taxes                                                126           1,588
         Other                                                              (460)           1,875
         Changes in assets and liabilities:
                 Accounts receivable                                     (31,515)        (32,550)
                 Inventories                                                  915        (10,795)
                 Other current and non-current assets                     (2,588)         (2,877)
                 Effect of foreign currency translation adjustment          1,221           4,038
                 Accounts payable                                          15,464           6,050
                 Accrued compensation and benefits                          1,188           4,739
                 Deferred gain on joint venture                             (151)           (415)
                 Accrued liabilities                                      (1,361)         (3,171)
                 Income taxes payable                                       3,715             737
Net cash provided by (used in) operating activities                        30,029         (5,532)

Cash flow from investing activities:
         Acquisition of property and equipment                            (6,068)         (3,500)
         Proceeds from sale of assets                                         541              28
         Cost of acquisitions, net of cash acquired                      (10,838)         (4,648)
         Costs of capitalized patents                                        (26)            (13)
Net cash used in investing activities                                    (16,391)         (8,133)

Cash flow from financing activities:
         Issuance of common stock and warrants                              9,498          44,386
         Collection of notes receivable                                        65             645
         Proceeds from long-term debt and revolving credit lines           14,000         133,394
         Payments on long-term debt and revolving credit lines           (26,985)        (163,708)
Net cash provided by (used in) financing activities                       (3,422)          14,717

Effect of exchange rate changes on cash and cash equivalents                (975)           1,094

Net increase in cash and cash equivalents                                   9,241           2,146
Cash and cash equivalents, beginning of period                             45,416          28,679
Cash and cash equivalents, end of period                              $    54,657      $   30,825


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

The accompanying financial data as of July 2, 2004 and for the three and six months ended July 2, 2004 and July 4, 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with Trimble's 2003 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of July 2, 2004, results of operations for the three and six months ended July 2, 2004 and July 4, 2003 and cash flows for the six months ended July 2, 2004 and July 4, 2003, as applicable, have been made. The results of operations for the three and six months ended July 2, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In March 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the Company's consolidated statement of operations. The recommended effective date of the proposed standard is currently for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized in its current form, it will have a material impact on the Company's consolidated statement of operations, as the Company will be required to expense the fair value of its stock option grants and stock purchases under the Company's employee stock purchase plan. See Note 3 of Notes to the Condensed Consolidated Financial Statements for the pro forma estimate of the impact.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan using the fair value method of SFAS No.123. The fair value of options granted during the quarter was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions at July 2, 2004 and July 4, 2003:

                                                      July 2,        July 4,
                                                       2004            2003
                                                       ----            ----
    Expected dividend yield                             --               --
    Expected stock price volatility                   52.4%            61.4%
    Risk free interest rate                            3.9%             2.9%
    Expected life of options after vesting             1.6              1.5

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

Trimble's pro forma information is as follows:

                                                          Three Months Ended                      Six Months Ended
                                                          ------------------                      ----------------
                                                      July 2,            July 4,             July 2,            July 4,
                                                       2004                2003               2004                2003
                                                       ----                ----               ----                ----
(in thousands, except per share amounts)
Net income - as reported                          $    20,518        $      8,105        $    33,358        $     13,458
Stock-based compensation expense, net of tax            2,729               2,525              4,958               4,559
                                                        -----               -----              -----               -----
Net income - pro forma                            $    17,789        $      5,580        $    28,400        $      8,899

Basic earnings per share - as reported            $      0.40        $       0.17        $      0.66        $       0.29
                                                  -----------        ------------        -----------        ------------
Basic earnings per share - pro forma              $      0.35        $       0.12        $      0.56        $       0.20
                                                  -----------        ------------        -----------        ------------
Diluted earnings per share - as reported          $      0.38        $       0.16        $      0.61        $       0.28
                                                  -----------        ------------        -----------        ------------
Diluted earnings per share - pro forma            $      0.33        $       0.11        $      0.52        $       0.19
                                                  -----------        ------------        -----------        ------------


NOTE 4. JOINT VENTURES:

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC ("CTCT"), a joint venture formed by Trimble and Caterpillar began operations, as described in Trimble's 2003 Annual Report on Form 10-K. The joint venture is equally owned by Trimble and Caterpillar, with equal voting rights.

During the first quarter of fiscal 2002, Trimble received a special cash distribution of $11.0 million from CTCT. Trimble has recorded the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from CTCT under the equity method of accounting. When and if CTCT is profitable on a sustainable basis, and future operating losses are not anticipated, then Trimble will recognize as a gain, the un-amortized portion of the $11.0 million. To the extent that it is possible that the Company will have any future-funding obligation relating to CTCT, then the relevant amount of the $11.0 million will be deferred until such a time as the funding obligation no longer exists. Both Trimble's share of profits (losses) under the equity method and the amortization of the $11.0 million deferred gain are recorded under the heading of "Expense for affiliated operations, net" in Non-operating income (expense). As of July 2, 2004, the un-amortized portion of the deferred gain was approximately $9.7 million.

The expenses for affiliated operations at CTCT, net also includes incremental costs as a result of purchasing products from CTCT at a higher price than Trimble's original manufacturing costs, partially offset by contract manufacturing fees charged to CTCT. In addition, Trimble received reimbursement of employee-related costs from CTCT for Trimble employees devoted to CTCT totaling $2.6 million and $1.9 million for the three months ended July 2, 2004 and July 4, 2003, respectively, and $5.0 million and $3.8 million for the six months ended July 2, 2004 and July 4, 2003, respectively. The reimbursements were offset against operating expenses.

                                                          July 2,      July 4,
Three Months Ended                                          2004        2003
------------------                                          ----        ----
(In millions)

CTCT incremental pricing effects, net                      $ 2.7        $ 1.9
Trimble's 50% share of CTCT's reported (gain) losses        (0.1)         0.2
Amortization of deferred gain                                 --         (0.2)
                                                            ----         ----
Total CTCT expense for affiliated operations, net (1)      $ 2.6        $ 1.9
                                                           =====        =====



                                                          July 2,      July 4,
Six Months Ended                                            2004        2003
----------------                                            ----        ----
(In millions)

CTCT incremental pricing effects, net                      $ 4.5        $ 3.1
Trimble's 50% share of CTCT's reported losses                0.0          0.4
Amortization of deferred gain                               (0.2)        (0.4)
                                                            ----         ----
Total CTCT expense for affiliated operations, net (1)      $ 4.3        $ 3.1
                                                           =====        =====

(1) Due to the nature of the relationship between Trimble and CTCT, a related party, the impact of these agreements is classified under non-operating income (expense) under the heading of "Expense for affiliated operations, net".

At July 2, 2004, the net outstanding balance due from CTCT to Trimble was approximately $0.5 million recorded under the heading of "Accounts and other receivables, net."

Nikon-Trimble Joint Venture

On March 28, 2003, Trimble and Nikon Corporation entered into an agreement to form a joint venture in Japan, Nikon-Trimble Co., Ltd., as described in Trimble's 2003 Annual Report on Form 10-K. Nikon-Trimble began operations in July, 2003 and is equally owned by Trimble and Nikon, with equal voting rights.

Trimble has adopted the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture to be reported by Trimble in the Non-operating section of the Condensed Consolidated Statement of Operations under the heading of "Expenses for affiliated operations, net." During the second quarter and first six months of fiscal 2004, Nikon-Trimble reported a profit of which Trimble's share was $0.2 million and $0.3 million, respectively. At July 2, 2004, the net payable by Trimble to Nikon-Trimble related to the purchase and sale of products from and to Nikon-Trimble is $1.7 million recorded under the heading of "Accounts Payable" on the Condensed Consolidated Balance Sheets.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS:

Goodwill and purchased intangible assets consisted of the following:

                                                                            July 2,           January 2,
As of                                                                        2004               2004
-----                                                                        ----               ----
(in thousands)
Intangible assets:
  Intangible assets with definite life:
     Existing technology                                                  $   31,762         $    32,389
     Trade names, trademarks, patents, and other intellectual properties      21,813              20,911
                                                                              ------              ------
Total intangible assets with definite life                                    53,575              53,300
Less accumulated amortization                                               (37,286)            (33,559)
                                                                            -------             --------
Total net intangible assets                                               $   16,289         $    19,741
                                                                          ----------         -----------
Total goodwill                                                            $  247,895         $   241,425
                                                                          ==========         ===========


NOTE 6. CERTAIN BALANCE SHEET COMPONENTS:

Inventories consisted of the following:

                                                                            July 2,            January 2,
As of                                                                         2004               2004
-----                                                                         ----               ----
(in thousands)
Raw materials                                                             $   17,431         $    20,927
Work-in-process                                                                3,706               3,876
Finished goods                                                                48,699              46,023
                                                                          ----------         -----------
                                                                          $   69,836         $    70,826
                                                                          ==========         ===========

Property and equipment consisted of the following:

                                                                            July 2,            January 2,
As of                                                                         2004               2004
-----                                                                         ----               ----

(in thousands)

Machinery and equipment                                                   $   64,912         $    66,634
Furniture and fixtures                                                         9,432               9,085
Leasehold improvements                                                         4,831               4,502
Buildings                                                                      5,295               5,236
Land                                                                           1,231               1,391
                                                                              85,701              86,848
Less accumulated depreciation                                               (57,907)            (59,469)
                                                                            -------             -------
                                                                          $   27,794         $    27,379
                                                                          ==========         ===========


Other current assets consisted of the following:

                                                                            July 2,            January 2,
As of                                                                         2004                2004
-----                                                                         ----                ----
(in thousands)
Notes receivable *                                                        $       --         $       446
Demonstration equipment, net                                                   2,640               3,226
Prepaid expenses                                                               4,539               4,566
Other                                                                          2,521                 647
                                                                               -----                 ---
                                                                          $    9,700         $     8,885
                                                                          ==========         ===========

* Notes receivable were reclassified into trade accounts receivable in fiscal 2004.

Other non-current assets consisted of the following:

                                                                            July 2,            January 2,
As of                                                                         2004                2004
-----                                                                         ----                ----

(in thousands)

Debt issuance costs, net                                                  $    1,446         $     1,691
Investment in joint venture                                                   12,687              10,717
Other investments                                                              2,033                 553
Deposits                                                                       1,146                 925
Receivables from employees                                                       746                 801
Notes receivable                                                                 642                 663
Other                                                                          4,503               3,978
                                                                               -----               -----
                                                                          $   23,203         $    19,328
                                                                          ==========         ===========

NOTE 7. THE COMPANY AND SEGMENT INFORMATION:

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

To achieve distribution, marketing, production, and technology advantages in Trimble's targeted markets, the Company manages its operations in the following five segments:


o Engineering and Construction -- Consists of products currently used by survey and construction professionals in the field for positioning, data collection, field computing, data management, and automated machine guidance and control. These products provide solutions for numerous applications including surveying, general, road, runway and underground construction, site preparation and excavation. After its acquisition in the fourth quarter of fiscal 2003, MENSI's performance is reported in this business segment.

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

o Mobile Solutions -- Consists of products that enable end users to monitor and manage their mobile assets by communicating location and activity-relevant information from the field to the office. Trimble offers a range of products that address a number of sectors of this market including truck fleets, security, telematics, and public safety vehicles. After its acquisition in the first quarter of fiscal 2004, TracerNET's performance is reported in this business segment.

o Portfolio Technologies -- The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of Trimble's total revenue. During the first two fiscal quarters of 2003, this segment was comprised solely of the Military and Advanced Systems business. After its acquisition in the third quarter of fiscal 2003, Applanix's performance is reported in this business segment.

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

                                                       Reporting Segments
                                                       ------------------
                              Engineering and    Field        Component       Mobile        Portfolio
                               Construction    Solutions    Technologies    Solutions     Technologies      Total
                               ------------    ---------    ------------    ---------     ------------      -----
(In thousands)
Three Months Ended July 2, 2004
    External net revenues         $ 117,236    $ 30,831        $ 18,616       $  5,225        $  7,543   $  179,451
     perating income
        (loss) before corporate
        allocations                  22,836       9,026           4,051        (1,754)             736       34,895

Three Months Ended July 4, 2003
    External net revenues           $95,797    $ 19,950        $ 16,820       $  3,651        $  1,914   $  138,132
     perating income
        (loss) before corporate
        allocations                  18,623       3,555           4,558        (2,025)           (386)       24,325

Six Months Ended July 2, 2004
    External net revenues         $ 219,717    $ 55,544        $ 35,031       $ 10,487        $ 15,182   $  335,961
     perating income
        (loss) before corporate
        allocations                  39,334      15,080           7,977        (3,397)           1,638       60,632

Six Months Ended July 4, 2003
    External net revenues          $181,460    $ 40,631        $ 32,686       $  6,819        $  3,861   $  265,457
     perating income
        (loss) before corporate
        allocations                  30,863       6,869           8,413        (2,712)         (1,138)       42,295

As of July 2, 2004
    Accounts receivable (1)       $ 103,448    $ 24,448        $ 11,796       $  6,880        $  7,953   $  154,525
    Inventories                      52,429       6,113           2,068          3,867           5,359       69,836

As of January 2, 2004
    Accounts receivable (1)       $  84,897    $ 16,589        $ 10,003       $  4,103        $  7,321   $  122,913
    Inventories                      56,008       3,398           2,021          3,038           6,361       70,826


 (1) As presented, accounts receivable excludes cash received in advance and allowances for doubtful accounts, which are not allocated between segments.

The following are reconciliations corresponding to totals in the accompanying condensed consolidated financial statements:

                                             Three Months Ended                 Six Months Ended
                                             ------------------                 ----------------
                                          July 2,         July 4,          July 2,         July 4,
                                           2004            2003             2004            2003
                                           ----            ----             ----            ----
(In thousands)
Operating income:
     Total for reportable divisions(1)  $    34,895      $   24,325      $    60,632     $    42,295
     Unallocated corporate expenses         (8,225)         (7,204)         (15,724)        (14,276)
                                            ------          ------          -------         -------
Operating income                        $    26,670      $   17,121      $    44,908     $    28,019
                                        ===========      ==========      ===========     ===========


                                                                     July 2,           January 2,
As of                                                                  2004               2004
-----                                                                  ----               ----
(In thousands)
Assets:
          Accounts receivable total for reportable segments       $    154,525       $    122,913
          Unallocated (1)                                             (22,944)           (19,563)
                                                                      -------            -------
Total                                                             $    131,581       $    103,350
                                                                  ============       ============


(1) Includes cash received in advance, other receivables, and allowances that are not allocated by segment.

NOTE 8. LONG-TERM DEBT:

Long-term debt consisted of the following:

                                                July 2,           January 2,
As of                                             2004               2004
-----                                             ----               ----
(in thousands)

Credit Facilities:
          Term loan                          $     37,500        $     43,750
          Revolving credit facility                39,000              44,000
Promissory notes and other                            962               2,736
                                                      ---               -----
                                                   77,462              90,486
                                                   ------              ------
Less current portion of long-term debt           (12,745)            (12,885)
                                                 -------             -------
          Non-current portion                $     64,717        $     77,601
                                             ============        ============

Credit Facilities

On June 25, 2003, Trimble obtained a $175 million secured Credit Facility ("2003 Credit Facility") from a syndicate of nine banks to repay a Subordinated Note and refinance $200 million of senior, secured credit facilities obtained in July of 2000. The 2003 Credit Facility is used for ongoing working capital and general corporate needs.

At July 2, 2004, Trimble had approximately $76.5 million of borrowings under the 2003 Credit Facility, comprised of a $37.5 million term loan and $39.0 million outstanding on a $125 million revolver. The Company has access to an additional $86 million of cash under the terms of the revolving credit facility. The Company has commitment fees on the unused portion of 0.5% if the Leverage Ratio (which is defined as total indebtedness to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is
2.0 or greater and 0.375% if the Leverage Ratio is less than 2.0.

Pricing of interest for borrowings under the 2003 Credit Facility as of July 2, 2004 is at LIBOR plus a spread of 1.50%. The spread is tied to a formula based on the Leverage Ratio.

The 2003 Credit Facility is secured by all of the Company's material assets, except for assets that are subject to foreign tax considerations. Financial covenants of the 2003 Credit Facility include leverage, fixed charge, and minimum net worth tests. At July 2, 2004, Trimble was in compliance with all financial debt covenants. The amount due under the revolver loan is payable as the loan matures on June 25, 2006, and the loan commitment fees are paid on a quarterly basis.

Under the terms of the 2003 Credit Facility, the Company is allowed to pay dividends and repurchase shares of common stock up to 25% of net income in the previous fiscal year.

Promissory Note and Others

As of July 2, 2004, the Company had other notes payable  totaling  approximately
$1.0  million   primarily   consisting  of  government   loans  in  its  foreign
subsidiaries.

Weighted Average Cost of Debt

Trimble's weighted average cash interest rate of the 2003 Credit Facility for the second quarter of fiscal 2004 was approximately 3.0%. Trimble's total weighted average cost of debt, which includes amortization of debt issuance costs, was approximately 5.0% for the fiscal quarter ended July 2, 2004.

NOTE 9. PRODUCT WARRANTIES:

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

Changes in the Company's product warranty liability during the six months ended July 2, 2004 and July 4, 2003 are as follows:

                                               July 2,             July 4,
                                                2004                2003
                                                ----                ----
As of
(In thousands)

Balance at beginning of period              $    5,147         $    6,394
Provision for warranties issued                  3,232              2,746
Warranty expenses incurred                      (2,662)            (2,549)
                                               -------             ------
Balance at end of period                    $    5,717         $    6,591
                                            ==========         ==========

The product warranty liability is classified as accrued warranty in the accompanying condensed consolidated balance sheets.

NOTE 10. SHAREHOLDER'S EQUITY:


3-for-2 Stock Split


Trimble's Board of Directors approved a 3-for-2 split of all outstanding shares of the Company's Common Stock, payable March 4, 2004 to stockholders of record on February 17, 2004. Cash was paid in lieu of fractional shares. All share and per share information has been adjusted to reflect the stock split on a retroactive basis for all periods presented.


NOTE 11. EARNINGS PER SHARE:

The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive Common Stock.

                                                        Three Months Ended                      Six Months Ended
                                                        ------------------                      ----------------
                                                    July 2,             July 4,            July 2,            July 4,
                                                      2004               2003               2004                2003
                                                      ----               ----               ----                ----
(In thousands, except per share amounts)
Numerator:
  Income available to common shareholders:
    Used in basic and diluted earnings per
        share                                   $     20,518        $     8,105        $    33,358        $     13,458
                                                ------------        -----------        -----------        ------------

Denominator:
  Weighted average number of common shares
        used in basic earnings per share              50,928             47,144             50,767              45,593
  Effect of dilutive securities (using
        treasury stock method):
        Common stock options                           3,002              2,138              2,983               1,602
        Common stock warrants                            697                337                674                 151
                                                         ---                ---                ---                 ---
  Weighted average number of common shares            54,627             49,619             54,424              47,346
        and dilutive potential common
        shares used in diluted earnings
        per share

Basic earnings per share                        $       0.40        $      0.17        $      0.66        $       0.29
                                                ============        ===========        ===========        ============
Diluted earnings per share                      $       0.38        $      0.16        $      0.61        $       0.28
                                                ============        ===========        ===========        ============


NOTE 12. COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax as follows:


                                           Three Months Ended               Six Months Ended
                                           ------------------               ----------------
                                    July 2,          July 4,             July 2,         July 4,
                                      2004             2003                2004           2003
                                      ----             ----                ----           ----
(In thousands)
Net income                        $    20,518      $   8,105        $    33,358      $  13,458
Foreign currency translation
    adjustments                       (2,596)         12,619            (6,045)         16,825
Net gain on hedging transactions          100             14                  2              7
Net unrealized gain (loss) on
    investments                          (20)             57               (20)             85
                                         ---              --               ---              --
Comprehensive income              $    18,002      $  20,795        $    27,295      $  30,375
                                  ===========      =========        ===========      =========

The components of accumulated other comprehensive income, net of related tax as follows:

                                                         July 2,      January 2,
                                                           2004          2004
                                                           ----          ----
(In thousands)

Cumulative foreign currency translation adjustments    $   24,120    $   30,166
Net gain on hedging transactions                                2            --
Net unrealized gain on investments
                                                               53            73
                                                               --            --
Accumulated other comprehensive income                 $   24,175    $   30,239
                                                       ==========    ==========

NOTE 13. RELATED-PARTY TRANSACTIONS:

Related-Party Lease

Trimble currently leases office space in Ohio from an association of three individuals, one of whom is an employee of one of the company's US operating units, under a non-cancelable operating lease arrangement expiring in 2011. The annual rent is subject to adjustment based on the terms of the lease. The Condensed Consolidated Statements of Operations include expenses from this operating lease of approximately $86,000 for both of the three months ended July 2, 2004 and July 4, 2003, and approximately $172,000 for both of the first six months of fiscal 2004 and 2003.

Related-Party Notes Receivable

Trimble has notes receivable from officers and employees of approximately $0.8 million as of July 2, 2004 and January 2, 2004. The notes bear interest from 4.49% to 6.62% and have an average remaining life of 1.07 years as of July 2, 2004.

See Note 4 to the Notes to the Condensed Consolidated Financial Statements for additional information regarding Trimble's related party transactions with joint venture partners.

NOTE 14. LITIGATION:

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company's overall financial position, results of operations, or liquidity.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in "Risks and Uncertainties" below and elsewhere in this report as well as in the Company's Annual Report on Form 10-K for fiscal year 2003 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.


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

RECENT BUSINESS DEVELOPMENTS

TracerNET Corporation

* During the first quarter of fiscal 2004 we acquired TracerNET Corporation which we believe will augment our current fleet management capabilities, extend our customer base and provide us with increased sales. TracerNET's performance is reported under our Mobile Solutions segment.

Applanix Corporation

* During the third quarter of fiscal 2003, we acquired Applanix Corporation, a Canadian developer of systems that integrate inertial navigation and GPS technologies. We expect the Applanix acquisition to extend our technology portfolio and enable increased robustness and capabilities in our future positioning products. Applanix's performance is reported under our Portfolio Technologies segment.

MENSI S.A.

* During the fourth quarter of fiscal 2003, we acquired MENSI S.A., a French developer of terrestrial 3D laser scanning technology. We expect the MENSI acquisition to enhance our technology portfolio and expand our product offerings. MENSI's performance is reported under our Engineering and Construction segment.

RESULTS OF OPERATIONS

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following five segments:
Engineering and Construction, Field Solutions, Component Technologies, Mobile Solutions, and Portfolio Technologies. Operating income (loss) is net revenue less operating expenses, excluding general corporate expenses, amortization, restructuring charges, non-operating income (expense), and income taxes.

The following table is a breakdown of revenue and operating income by segment (in thousands, except percentages):


                                                                 Three Months Ended            Six Months Ended
                                                                 ------------------            ----------------
                                                                July 2,      July 4,         July 2,      July 4,
                                                                 2004         2003            2004         2003
                                                                 ----         ----            ----         ----

Total consolidated revenue                                     $ 179,451     $ 138,132      $ 335,961    $ 265,457
Total consolidated segment operating income                    $  34,895     $  24,325      $  60,632    $  42,295

Engineering and Construction
   Revenue                                                     $ 117,236     $  95,797      $ 219,718    $ 181,460
   Segment revenue as a percent of total revenue                     65%           69%            65%          68%
   Operating income                                            $  22,836     $  18,623      $  39,334    $  30,863
   Operating income as a percent of segment revenue                  19%           19%            18%          17%
Field Solutions
   Revenue                                                     $  30,831     $  19,950      $  55,544    $  40,631
   Segment revenue as a percent of total revenue                     17%           15%            17%          15%
   Operating income                                            $   9,026     $   3,555      $  15,080    $   6,869
   Operating income as a percent of segment revenue                  29%           18%            27%          17%
Component Technologies
   Revenue                                                     $  18,616     $  16,820      $  35,031    $  32,686
   Segment revenue as a percent of total revenue                     10%           12%            10%          12%
   Operating income                                            $   4,051     $   4,558      $   7,977    $   8,413
   Operating income as a percent of segment revenue                  22%           27%            23%          26%
Mobile Solutions
   Revenue                                                     $   5,225     $   3,651      $  10,487    $   6,819
   Revenue as a percent of total revenue                              3%            3%             3%           3%
   Operating loss                                              $ (1,754)     $ (2,025)      $ (3,397)    $ (2,712)
   Operating loss as a percent of segment revenue                  (34%)         (55%)          (32%)        (40%)
Portfolio Technologies
   Revenue                                                     $   7,543     $   1,914      $  15,181    $   3,861
   Segment revenue as a percent of total revenue                      4%            1%             5%           1%
   Operating income (loss)                                     $     736     $   (386)      $   1,638    $ (1,138)
   Operating income (loss) as a percent of segment revenue           10%         (20%)            11%        (29%)


A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:


                                            Three Months Ended                    Six Months Ended
                                            ------------------                    ----------------
                                      July 2,            July 4,             July 2,           July 4,
                                        2004               2003                2004              2003
                                        ----               ----                ----              ----
(In thousands)
Consolidated segment operating
    income                         $    34,895       $     24,325        $    60,632        $   42,295
Unallocated corporate expense
                                       (5,823)            (4,763)           (11,337)           (9,650)
Amortization of purchased
    intangible assets                  (2,075)            (1,725)            (4,059)           (3,520)
Restructuring charges
                                         (327)              (716)              (328)           (1,106)
Non-operating expense, net
                                       (1,584)            (7,616)            (4,717)          (12,161)
Consolidated income before
    income taxes                   $    25,086       $      9,505        $    40,191        $   15,858

Revenue

Revenues were $179.5 million in the second quarter of fiscal 2004, compared with $138.1 million in the second quarter of fiscal 2003, an increase of $41.3 million or 29.9%. The increase was primarily due to Engineering and Construction and Field Solutions segments, acceptance of new product offerings, and a generally improved economic environment.

Revenues were $336.0 million in the first six months of fiscal 2004, compared with $265.5 million in the first six months of fiscal 2003, an increase of $70.5 million or 26.6%. Revenues increased primarily due to stronger performances in all of our operating segments driven by new product offerings, increased acceptance of our products in the markets we serve, acquisitions, expanded distribution, and the positive impact of the weaker US dollar on revenues generated in non-US currencies, primarily the Euro.

International Revenues

* Total revenue outside the United States comprised approximately 49% for both the six months ended July 2, 2004 and July 4, 2003. During the second quarter of fiscal 2004, North and South America represented 59%, Europe, the Middle East and Africa represented 28%, and Asia/Pacific Rim represented 13% of total revenues. We anticipate that sales to international customers will continue to account for a significant portion of our revenue.

Gross Margin

Gross margin as a percentage of total revenues was 49.2% and 51.5% for the second quarter of 2004 and 2003, respectively, and 48.8% and 50.0% for the six months ended fiscal 2004 and 2003, respectively. The stronger than anticipated demand for our Nikon-branded products was the main reason gross margins decreased when compared to the second quarter of fiscal 2003. Although favorable to the bottom line with a double-digit operating margin, these sales negatively impacted gross margin by approximately 1.8% for the second quarter and first six months of fiscal 2004.

* Gross margin could be adversely impacted by product mix, changes in unit selling prices, fluctuations in unit manufacturing costs and foreign currencies, and alternative sourcing strategies.

Engineering and Construction

Engineering and Construction revenues increased by $21.4 million (or 22.4%) and $38.3 million (or 21.1%) while segment operating income increased $4.2 million (or 22.6%) and $8.5 million (or 27.4%) for the three and six months ended July 2, 2004 as compared to the same corresponding periods in fiscal 2003. An improving economic environment, the addition of the Nikon-branded product line in July 2003, and a strong buying season resulted in increased sales across all product categories. Segment operating income increased as a result of higher revenues.

Field Solutions

Field solutions revenues increased by $10.9 million (or 54.5%) and $14.9 million (or 36.7%) while segment operating income increased $5.5 million (or 153.9%) and $8.2 million (or 119.5%) for the three and six months ended July 2, 2004 as compared to the same corresponding periods in fiscal 2003. Revenues increased primarily as a result of strong demand for both automated and manual guidance products into the agricultural market. We saw increases in our GIS product line due to stronger distribution in the US and Europe and spending by state and local governments ahead of their June 30 year end. Increases in segment operating income were primarily due to higher revenues and a more favorable product mix, particularly in our agricultural product line.

Component Technologies

Component Technologies revenues increased by $1.8 million (or 10.7%) and $2.3 million (or 7.2%), while segment operating income decreased by $0.5 million (or 11.1%) and $0.4 million (or 5.2%) for the three and six months ended July 2, 2004 as compared to the same corresponding periods in fiscal 2003. The increase in revenues was primarily due to higher demand from vehicle navigation and tracking customers. The segment operating income decreases were primarily a result of lower margins due to product mix and an increase in spending as we develop new categories of products, such as the TrimTrac product line and wireline products.

Mobile Solutions

Mobile Solutions revenues increased by $1.6 million (or 43.1%) and $3.7 million (or 53.8%), while segment operating loss decreased by $0.3 million (or 13.4%) and increased by $0.7 million (or 25.3%) for the three and six months ended July 2, 2004 as compared to the same corresponding periods in fiscal 2003. Revenues grew due to an increase in sales into the construction materials vertical, primarily ready-mix suppliers, as well as increased sales from our dealer channel as we continue to develop and extend this channel. Operating losses decreased relative to the second quarter of 2003 due to increased revenues offset by additional expenses of our TracerNET integration. Losses increased for the first six months of fiscal 2004 versus the same period last year due to the positive impact of the reversal of certain product related allowances for inventory which had been sold, which was not repeated in the current period.

Portfolio Technologies

Portfolio Technologies revenues increased by $5.6 million (or 294.1%) and $11.3 million (or 293.2%), while operating income increased by $1.1 million (or 290.7%) and $2.8 million (or 243.9%) for the three and six months ended July 2, 2004 as compared to the same corresponding periods in fiscal 2003. The increases in revenues and operating income were primarily due to the inclusion of Applanix, acquired in July 2003, and higher sales of military-related products.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research  and  development  ("R&D"),  sales  and  marketing,   and  general  and
administrative ("G&A") expenses are summarized in the following table (in thousands, except percentages):

                                        Three Months Ended                                   Six Months Ended
                                        ------------------                                   ----------------
                                                   Variance     Variance                                Variance     Variance
                           July 2,     July 4,        in           in         July 2,      July 4,         In           in
                            2004        2003       Dollars      Percent        2004          2003       Dollars      Percent
                            ----        ----       -------      -------        ----          ----       -------      -------
Research and development  $ 19,937    $ 17,077     $  2,860      16.7%        $ 38,785     $ 33,117     $  5,668        17.1%
Percentage of revenue        11.1%       12.4%                                   11.5%        12.5%
Sales and marketing         27,358      24,560        2,798      11.4%          53,662       48,557        5,105        10.5%
Percentage of revenue        15.2%       17.8%                                   16.0%        18.3%
General and
administrative              11,952       9,896        2,056      20.8%          22,338       18,531        3,807        20.5%
Percentage of revenue         6.7%        7.2%                                    6.6%         7.0%
                              ---         ---                                     ---          ---
          Total           $ 59,247    $ 51,533     $  7,714      15.0%        $114,785     $100,205     $ 14,580        14.6%
                          --------    --------     --------      ----         --------     --------     --------        ----
Percentage of revenue        33.0%       37.3%                                   34.2%        37.7%
                             ----        ----                                    ----         ----

The increase in R&D expenses in the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003 was primarily due to the inclusion of expenses from acquisitions of $1.8 million not applicable in the prior fiscal quarter and continued investment in next generation technologies. The increase in R&D expenses in the first six months of fiscal 2004 compared with the first six months of fiscal 2003 was primarily due to the inclusion of R&D expenses from recent acquisitions of $3.3 million not applicable in the prior six month period, continued investment in next generation technologies, increased compensation, and the effect of foreign currency fluctuations. All of our R&D costs have been expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

The increase in sales and marketing expenses in the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003 was primarily due the inclusion of expenses from acquisitions of $1.7 million not applicable in the prior fiscal quarter, an increase in business development and key account management, and the continuing effect of foreign currency fluctuations. The increase in sales and marketing expenses in the first six months of fiscal 2004 compared with the first six months of fiscal 2003 was primarily due to the inclusion of expenses from recent acquisitions of $3.3 million not applicable in the prior six-month period, $1.5 million due to the effect of foreign currency fluctuations, and an increase in sales commissions and related travel due to higher revenue,.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

The increase in G&A expenses in the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003 was primarily due to the inclusion of G&A expenses from acquisitions of $1.1 million not applicable in the prior fiscal quarter and an increase in the accounts receivable reserve of $1.4 million. The increase in G&A expenses in the first six months of fiscal 2004 compared with the first six months of fiscal 2003 was primarily due to the inclusion of G&A expenses from acquisitions of $2.0 million not applicable in the prior fiscal quarter, an increase in the accounts receivable reserve of $1.4 million, and the effect of foreign currency fluctuations.

Restructuring Charges

There were no restructuring charges for the first quarter of fiscal 2004 and $0.3 million was recorded during the three months ended July 2, 2004, which primarily related to severance costs due to the realignment of Trimble Mobile Solutions, Inc. Restructuring charges of $0.7 million and $1.1 million were recorded during the three and six months ended July 4, 2003, respectively, which related to severance costs and our Japanese office relocation due to the Nikon-Trimble joint venture formation. As a result of these actions, our headcount of the affected operations decreased during the six months ended July 2, 2004 by 24 individuals and in the corresponding period of fiscal 2003 by 50 individuals. As of July 2, 2004, the outstanding unpaid balance related to restructuring activities was approximately $0.4 million.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $2.1 million in the second quarter of fiscal 2004, compared with $1.7 million in the second quarter of fiscal 2003. Amortization of purchased intangible assets included in operating expenses was $4.1 million in the first six months of fiscal 2004, compared with $3.5 million in the first six months of fiscal 2003. The increase in the amortization of purchased intangible assets in the three and six months of fiscal 2004 compared with the three and six months of fiscal 2003, was primarily due to the acquisition of certain technology and patent intangibles as a result of the Applanix and TracerNET acquisitions not applicable in the comparable periods of fiscal 2003.

Non-operating Expense, Net

The components of non-operating expense, net, are as follows (in thousands):


                                                   Three Months Ended                 Six Months Ended
                                                   ------------------                 ----------------
                                                 July 2,         July 4,         July 2,          July 4,
                                                  2004             2003            2004             2003
                                                  ----             ----            ----             ----
Interest income                                 $       69     $        82      $      167       $       187
Interest expense                                     (947)         (6,096)         (2,023)           (9,576)
Foreign currency transaction gain (loss), net          507             391           (129)               483
Expenses for affiliated operations, net            (2,453)         (1,901)         (4,052)           (3,116)
Other income (expense), net                          1,240            (92)           1,320             (139)
                                                     -----            ---            -----             ----
Total non-operating expense, net                $  (1,584)     $   (7,616)      $  (4,717)       $  (12,161)
                                                ----------     -----------      ----------        ----------


Non-operating expense, net decreased by $6.0 million (or 79.2%) and $7.4 million (or 61.2%) during the second quarter and first six months of fiscal 2004, respectively, as compared with the corresponding periods in fiscal 2003. The decrease is primarily due to the write off of $2.3 million of debt issuance costs as a result of our debt refinancing in June 2003 and $1.3 million related to the write off of the remaining unamortized portion of the warrants issued to Spectra Physics Holdings, Inc. upon the full repayment of the principal balance of the Subordinated Note in June 2003. The remainder of the decrease is due to continued debt repayment combined with the effect of lower interest rates. The increases in expense for affiliated operations were primarily due to Trimble's higher construction machine control revenues which led to increased costs related to the pricing effects of transactions between Trimble and the Caterpillar joint venture.

Income Tax Provision

Our income tax provisions reflect effective tax rates of 18.2% and 17% for the three and six months ended July 2, 2004, respectively. The effective tax rates for the comparable periods in fiscal 2003 were 14.7% and 15.1%. These rates reflect benefits from utilizing net operating loss and tax credit carry-forwards. The 2004 second fiscal quarter tax rate of 18.2% is higher than the 2004 first fiscal quarter tax rate of 15% due to higher levels of profits. * In future years, we expect the effective tax rate to continue to increase up to the statutory rate of 35% because of increased profits and limited remaining benefits of tax carry-forwards and other deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                        July 2,       January 2,
As of                                                    2004            2004
-----                                                    ----            ----
(dollars in thousands)

Cash and cash equivalents                             $  54,657      $  45,416
As a percentage of total assets                            9.3%           8.3%
Accounts receivable days sales outstanding                   58             60
Inventory turns per year                                      5              4
Total debt                                            $  77,462      $  90,486

                                                        July 2,        July 4,
Six Months Ended                                         2004           2003
----------------                                         ----           ----
(in thousands)

Net cash provided by (used in) operating activities   $  30,029      $ (5,532)
Net cash used in investing activities                 $(16,391)      $ (8,133)
Net cash provided by (used in) financing activities   $ (3,422)      $  14,717
Net increase in cash and cash equivalents             $   9,241      $   2,146

Cash and Cash Equivalents

Cash and cash equivalents were $54.7 million as of July 2, 2004, an increase of $9.2 million or 20.3% from $45.4 million at January 2, 2004.

* For the first six months of fiscal 2004, cash provided by operating activities was $30.0 million, compared to $5.5 million cash used in operating activities during the first six months of fiscal 2003. This increase was driven by increased net income and overall better working capital management. Our ability to continue to generate cash from operations will depend in large part on our profitability, the rate of collections of accounts receivable, inventory turns, and our ability to manage other areas of working capital. Our accounts receivable days sales outstanding decreased to 58 days from 60 days at the end of fiscal 2003. Inventory turns were five in the second quarter of fiscal 2004, compared with four in the fourth quarter of fiscal 2003.

We used $16.4 million in net cash for investing activities during the first six months of fiscal 2004, compared to $8.1 million in the first six months of fiscal 2003. We continue to invest in capital expenditures, primarily to upgrade our information systems as well as add new tools and test equipment to manufacturing, and we used $10.8 million in cash for acquisitions in the first six months of fiscal 2004 compared to $4.6 million for the same period in fiscal 2003.

* We expect fiscal 2004 capital expenditures to be approximately $12 million to $14 million, primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

We used $3.4 million in net cash for financing activities in the first six months of fiscal 2004, compared to $14.7 million cash provided by financing activities in the first six months of fiscal 2003. During the second quarter of fiscal 2003, the Company sold 3,148,000 shares of its common stock, at a price of $12.17 per share in an offering pursuant to the Company's shelf registration statement, resulting in net proceeds to the Company of approximately $36.6 million. Net debt repayments were $13.0 million for the first six months of fiscal 2004 compared to $30.3 for the comparable period of fiscal 2003.

* We believe that our cash and cash equivalents, together with available funds under our credit facilities ($86 million as of July 2, 2004), will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

Debt

At July 2, 2004, our total debt was approximately $77.5 million as compared with approximately $90.5 million at the end of fiscal 2003. This balance primarily consists of $37.5 million outstanding under a term loan and $39.0 million outstanding under a senior secured revolving credit facility.

Our Credit Facility is secured by all material assets of our Company, except for a portion of assets that are not pledged due to foreign tax considerations. Financial covenants of the Credit Facility include leverage, fixed charge, and minimum net worth tests. At July 2, 2004 and as of the date of this report, we are in compliance with all debt covenants. The amortized principal, interest, and commitment fees due under the Credit Facility are paid quarterly. Under the four-year term loan portion of the Credit Facility, we are due to make payments (excluding interest) of approximately $12.5 million in each of the next three fiscal years (2004, 2005, and 2006), and $6.3 million in fiscal 2007.

Under the terms of the Credit Facility, we are allowed to pay dividends and repurchase shares of our common stock up to 25% of net income in the previous fiscal year. For additional discussion of our debt, see Note 8 of Notes to the Condensed Consolidated Financial Statements.

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


We Rely on Key Customers.

We generate a portion of our revenue from large original equipment manufacturers such as Siemens VDO Automotive AG and Nortel. A reduction or loss of business with these customers could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to continue to realize value from these relationships in the future. No single customer accounted for 10% or more of Trimble's total revenues in our first six months of fiscal 2004 and fiscal 2003.


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

Many of Our Products Rely on the GPS Satellite System.

The GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 29 satellites in place, some have already been in operation for 12 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites may impair the current utility of the GPS system and the growth of current and additional market opportunities.

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

We Face Competition in Our Markets.

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GPS, optical and laser suppliers and competition may intensify from various larger US and non-US competitors and new market entrants, some of which may be our current customers. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

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

We May Encounter Problems Associated With International Operations and Sales.

Our customers are located throughout the world. Sales to unaffiliated customers in non-US locations represented approximately 49% of our revenues in our first six months of fiscal 2004 and fiscal 2003. In addition, we have significant international operations, including manufacturing facilities, sales personnel and customer support operations. We have sales offices outside the US. Our non-US manufacturing facilities are in Sweden and Germany, and we have a regional fulfillment center in the Netherlands. Our non-US presence exposes us to risks not faced by wholly US companies.

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

We Are Exposed to Fluctuations in Currency Exchange Rates.

A significant portion of our business is conducted outside the United States, and as such, we face exposure to adverse movements in non-US currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. In the first six months of fiscal 2004, the US dollar continued to weaken against several major currencies in which we do business, adversely impacting our financial results. The weaker US dollar negatively impacts our operating income due to significant manufacturing, distribution, research and development, and selling expenses incurred outside of the US, while the weaker US dollar positively impacts our revenues generated in foreign currencies, primarily the Euro.

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

We Are Subject to the Impact of Governmental and Other Similar Certifications.

We market certain products that are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results. Also, some of our products that use integrated radio communication technology require an end user to obtain licensing from the Federal Communications Commission (FCC) for frequency-band usage. These are secondary licenses that are subject to certain restrictions. During the fourth quarter of 1998, the FCC temporarily suspended the issuance of licenses for certain of our real-time kinematic products because of interference with certain other users of similar radio frequencies. An inability or delay in obtaining such certifications or changes to the rules by the FCC could adversely affect our ability to bring our products to market which could harm our customer relationships and have a material adverse effect on our business.

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

The market price of our common stock has been, and may continue to be, highly volatile. During the first six months of fiscal 2004, our stock price ranged from $20.60 to $29.50. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

Market Interest Rate Risk

We are exposed to market risk due to the possibility of changing interest rates under our secured Credit Facility. Our Credit Facility is comprised of a three-year, US dollar-only revolver that expires on June 25, 2006, and a four-year term loan that expires on June 25, 2007. Borrowings under the Credit Facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on our Leverage Ratio. The revolver matures on June 25, 2006 and has an outstanding principal balance of $39 million, while the term loan matures on June 25, 2007 and has an outstanding principal balance of $37.5 million, as of July 2, 2004 (all in US currency only). The three-month LIBOR effective rate at July 2, 2004 was 1.59%. A hypothetical 10% increase in three-month LIBOR rates could result in approximately $121,000 annual increase in interest expense on the existing principal balances. We have hedged the market risk with an interest rate swap on 50% of our term loan at a fixed rate (LIBOR) of 2.517%.

* The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

Foreign Currency Exchange Rate Risk

We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, New Zealand, and Swedish currencies, the Euro, and the British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign exchange forward contracts for trading purposes.

Foreign exchange forward contracts outstanding as of July 2, 2004 are summarized as follows (in thousands):

                                         July 2, 2004
                                         ------------
                            Nominal Amount           Fair Value
                            --------------           ----------
   Forward contracts:
        Purchased           $     13,225           $       380
        Sold                $    (18,896)          $      (187)

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Our merger agreement with LeveLite provides for us to make earn-out payments not to exceed an aggregate $3.9 million (in common stock and cash payment) based on certain future revenues and payments received. Upon a hearing before the California Department of Corporations in which the terms and conditions of the offer to the LeveLite shareholders were approved, the shares of Common Stock to be issued in the transaction were exempt from registration by reason of qualification under Section 3(a)(10) of the Securities Act of 1933, as amended. On April 28, 2004, we issued 10,549 shares of common stock, valued at $23.59 to the former shareholders of Levelite pursuant to the merger agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's annual meeting of shareholders ("Annual Meeting") was held at the Sheraton Four Points Hotel in Sunnyvale, located at 1250 Lakeside Drive, Sunnyvale, California 94086, on May 19, 2004.

         At the Annual Meeting, an election of directors was held with the following individuals being elected to the Company's Board of Directors.

                                                    VOTE
                                                    ----
                                      FOR                       WITHHELD
                                      ---                       --------
Steven W. Berglund                  45,537,669                   2,541,236
Robert S. Cooper                    45,507,425                   2,571,480
John B. Goodrich                    33,348,500                  14,730,408
William Hart                        41,658,780                   6,420,125
Ulf J. Johansson                    41,963,980                   6,114,925
Bradford W. Parkinson               27,002,829                  21,076,076
Nickolas W. Vande Steeg             45,682,182                   2,396,723

         Other matters voted upon at the Annual Meeting and the results of the voting with respect to each such matter were as follows:

1. To approve an increase of 1,500,000 shares in the number of shares available for issuance under the Company's 2002 Stock Plan.
                                                                    BROKER
       FOR               AGAINST              ABSTAINED            NON-VOTE
       ---               -------              ---------            --------
   30,553,388           9,577,339              107,298            10,349,121

2. To approve an increase of 300,000 shares in the number of shares available for purchase under the Company's 1988 Employee Stock Purchase Plan.


                                                                    BROKER
       FOR               AGAINST              ABSTAINED            NON-VOTE
       ---               -------              ---------            --------
   37,383,787           2,745,016              109,222            10,349,121


3. To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the current fiscal year ending December 31, 2004.

                                                                    BROKER
       FOR               AGAINST              ABSTAINED            NON-VOTE
       ---               -------              ---------            --------
   42,027,075           5,940,380              111,450             2,508,241



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

     3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

     3.5 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed May 29, 2003. (2)

     3.6 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed March 4, 2004. (4)

     3.8  Amended and Restated Bylaws of Trimble Navigation Limited. (3)

     31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004. (5)

     31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004. (5)

     32.1 Certification of Chief Executive Officer pursuant to section 18 U.S.C.
          section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004. (5)

     32.2 Certification of Chief Financial Officer pursuant to section 18 U.S.C.
          section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004. (5)

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

     (4) Incorporated by reference to exhibit number 3.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

     (5)  Filed herewith.


     (b)  Reports on Form 8-K


     On April 27, 2004, the Company filed a report on Form 8-K to announce its financial results for the quarter ended April 2, 2004. The Company also reported information requested by Institutional Shareholder Services relating to the tax fees billed by Ernst & Young, L.L.P. as a supplement to the disclosures made in the Company's proxy statement dated April 8, 2004.

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



DATE:  August 6, 2004

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

     3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

     3.5 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed May 29, 2003. (2)

     3.6 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed March 4, 2004. (4)

     3.8  Amended and Restated Bylaws of Trimble Navigation Limited. (3)

     31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 6, 2004. (5)

     31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 6, 2004. (5)

     32.1 Certification of Chief Executive Officer pursuant to section 18 U.S.C.
          section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2004. (5)

     32.2 Certification of Chief Financial Officer pursuant to section 18 U.S.C.
          section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2004. (5)

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

     (4) Incorporated by reference to exhibit number 3.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

     (5)  Filed herewith.