Form 10-Q
period 2004-10-01
TRIMBLE NAVIGATION LTD /CA/
filed 2004-11-08
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended OCTOBER 1, 2004

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
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification Number)



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

                                Yes [ X ] No [ ]





As of November 4, 2004, there were 51,839,934 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED
                 FORM 10-Q for the Quarter ended October 1, 2004
                                      INDEX



PART I.     Financial Information Page

   ITEM 1.  Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets --
                  October 1, 2004 and January 2, 2004  .............................      3

            Condensed Consolidated Statements of Income --
                Three and Nine Months Ended October 1, 2004 and October 3, 2003.....      4

            Condensed Consolidated Statements of Cash Flows --
                Nine Months Ended October 1, 2004 and October 3, 2003...............      5

            Notes to Condensed Consolidated Financial Statements....................      6

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations...............................................     16

   ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..............     29

   ITEM 4.  Controls and Procedures.................................................     30


PART II.    Other Information

   ITEM 1.  Legal Proceedings.......................................................     30

   ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds ............     30

   ITEM 6.  Exhibits................................................................     31

SIGNATURES  ........................................................................     33


PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            October 1,          January 2,
(in thousands)                                                                 2004              2004 (1)
--------------                                                                 ----              --------
ASSETS
Current assets:
        Cash and cash equivalents                                        $      59,119       $       45,416
        Accounts and other receivables, net                                    124,134              103,350
        Inventories, net                                                        81,751               70,826
        Deferred income taxes                                                    4,525                4,380
        Other current assets                                                    10,022                8,885
                                                                                ------                -----
              Total current assets                                             279,551              232,857
Property and equipment, net                                                     28,974               27,379
Goodwill and other intangible assets, net                                      267,866              261,166
Deferred income taxes                                                            4,145                4,173
Other assets                                                                    23,403               19,328
                                                                                ------               ------
              Total non-current assets                                         324,388              312,046
                                                                               -------              -------
              Total assets                                               $     603,939       $      544,903
                                                                         -------------       --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt                                $      12,661       $       12,885
        Accounts payable                                                        44,381               26,019
        Accrued compensation and benefits                                       29,115               25,950
        Accrued liabilities                                                     12,412               15,599
        Accrued warranty expense                                                 6,370                5,147
        Deferred income taxes                                                    1,934                1,136
        Income taxes payable                                                    13,728                9,969
                                                                                ------                -----
              Total current liabilities                                        120,601               96,705
Non-current portion of long-term debt                                           39,610               77,601
Deferred gain on joint venture                                                   9,489                9,845
Deferred income tax                                                              5,088                4,229
Other non-current liabilities                                                   10,820                8,279
                                                                                ------                -----
              Total liabilities                                                185,608              196,659
                                                                               -------              -------
Commitments and contingencies                                                       --                   --
Shareholders' equity:
        Preferred stock no par value; 3,000 shares authorized; none
        outstanding                                                                 --                   --
        Common stock, no par value; 90,000 shares authorized; 51,816
        and 49,988 shares issued and outstanding, respectively                 322,303              303,015
        Retained earnings                                                       66,265               14,990
        Accumulated other comprehensive income                                  29,763               30,239
                                                                                ------               ------
              Total shareholders' equity                                       418,331              348,244
                                                                               -------              -------
              Total liabilities and shareholders' equity                 $     603,939       $      544,903
                                                                         -------------       --------------

(1) Derived from the January 2, 2004 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2003.

See accompanying Notes to the Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended                   Nine Months Ended
                                                          ------------------                   -----------------
                                                       October 1,       October 3,         October 1,       October 3,
                                                          2004            2003               2004             2003
                                                          ----            ----               ----             ----
(in thousands, except per share amounts)
Revenue  (1)                                       $   170,164        $  139,569         $  506,125        $   405,026
Cost of revenue                                         86,792            70,457            258,674            203,064
                                                        ------            ------            -------            -------
Gross margin                                            83,372            69,112            247,451            201,962

Operating expenses
        Research and development                        19,177            17,346             57,962             50,463
        Sales and marketing                             26,576            25,015             80,238             73,572
        General and administrative                      10,800            10,306             33,138             28,837
        Restructuring charges                               --               627                327              1,733
        Amortization of purchased intangible
assets                                                   2,019             1,870              6,078              5,390
                                                         -----             -----              -----              -----
              Total operating expenses                  58,572            55,164            177,743            159,995
                                                        ------            ------            -------            -------
Operating income                                        24,800            13,948             69,708             41,967
Non-operating income (expense), net
        Interest income                                     94               129                260                316
        Interest expense                                 (937)           (1,188)            (2,959)           (10,764)
        Foreign currency transaction gain
(loss), net                                              (317)               166              (446)                649
        Expenses for affiliated operations, net        (2,284)           (1,984)           ( 6,336)            (5,100)
        Other income, net                                  231               265              1,551                126
                                                           ---               ---              -----                ---
             Total non-operating expense, net          (3,213)           (2,612)            (7,930)           (14,773)
                                                       ------            ------             ------            -------
Income before taxes                                     21,587            11,336             61,778             27,194
Income tax provision                                     3,670             1,400             10,503              3,800
                                                         -----             -----             ------              -----
Net income                                         $    17,917        $    9,936         $   51,275        $    23,394
                                                   ===========        ==========         ==========        ===========
Basic earnings per share                           $      0.35        $     0.20         $     1.01        $      0.50
                                                   ===========        ==========         ==========        ===========
Shares used in calculating basic earnings per           51,412            49,109             50,882             46,764
share
Diluted earnings per share                         $      0.33        $     0.19         $     0.94        $      0.48
                                                   ===========        ==========         ==========        ===========
Shares used in calculating diluted earnings per         55,056            51,843             54,641             48,926
share


(1) Sales to related parties for the three months and nine months periods ended October 1, 2004, were approximately $2.3 million and $6.5 million, respectively, and $2.3 million for both the three and nine months periods ended October 3, 2003.

See accompanying Notes to the Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Nine Months Ended
                                                                                   -----------------
                                                                            October 1,             October 3,
                                                                               2004                   2003
                                                                               ----                   ----
(In thousands)
Cash flow from operating activities:
         Net income                                                      $    51,275            $    23,394
Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation expense                                                  6,249                  6,647
         Amortization expense                                                  6,216                  5,880
         Provision for doubtful accounts                                         909                    295
         Amortization of debt issuance cost                                      366                  3,389
         Deferred income taxes                                                 1,629                  1,880
         Other                                                                 (141)                  2,002
         Changes in assets and liabilities:
                 Accounts receivable, net                                   (22,158)               (18,023)
                 Inventories, net                                           (10,080)                (7,890)
                 Other current and non-current assets                        (3,656)                (2,586)
                 Effect of foreign currency translation adjustment               747                  4,332
                 Accounts payable                                             15,398                (6,040)
                 Accrued compensation and benefits                             3,463                  3,900
                 Deferred gain on joint venture                                (356)                  (555)
                 Accrued liabilities                                             558                (5,530)
                 Income taxes payable                                          3,564                  2,063
                                                                               -----                  -----
Net cash provided by operating activities                                     53,983                 13,158
                                                                              ------                 ------

Cash flow from investing activities:
         Acquisition of property and equipment                               (8,909)                (6,383)
         Proceeds from sale of assets                                            562                    157
         Cost of acquisitions, net of cash acquired                         (12,165)                (6,953)
         Costs of capitalized patents                                           (40)                  (652)
                                                                                ----                   ----
Net cash used in investing activities                                       (20,552)               (13,831)
                                                                            --------                -------

Cash flow from financing activities:
         Issuance of common stock and warrants                                18,389                 47,015
         Collection of notes receivable                                          218                    495
         Proceeds from long-term debt and revolving credit lines              14,000                138,339
         Payments on long-term debt and revolving credit lines              (52,110)              (171,863)
                                                                            --------               --------
Net cash provided by (used in) financing activities                         (19,503)                 13,986
                                                                            --------                 ------

Effect of exchange rate changes on cash and cash equivalents                   (225)                  1,417

Net increase in cash and cash equivalents                                     13,703                 14,730
Cash and cash equivalents, beginning of period                                45,416                 28,679
                                                                              ------                 ------
Cash and cash equivalents, end of period                                 $    59,119            $    43,409
                                                                         -----------            -----------

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

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2003 was January 2, 2004 and for fiscal 2004 is December 31, 2004. Fiscal 2004 and 2003 are 52-week years. Unless otherwise stated, all dates refer to its fiscal year and fiscal periods.

The accompanying financial data as of October 1, 2004 and for the three and nine months ended October 1, 2004 and October 3, 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with Trimble's 2003 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of October 1, 2004, results of operations for the three and nine months ended
October 1, 2004 and October 3, 2003 and cash flows for the nine months ended October 1, 2004 and October 3, 2003, as applicable, have been made. The results of operations for the three and nine months ended October 1, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain reclassifications have been made to prior period balances in order to conform to the current period's presentation.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the Company's consolidated statement of income. The recommended effective date of the proposed standard is currently for fiscal periods beginning after June 15, 2005. Should this proposed statement be finalized in its current form, it could have a material impact on the Company's consolidated statement of income, as the Company would be required to expense the fair value of its stock option grants and stock purchases under the Company's employee stock purchase plan.

NOTE 3. STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and "Statement of Financial Accounting Standards No. 148" ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," Trimble applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, the Company generally does not recognize compensation cost for stock options granted at fair market value.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan using the fair value method of SFAS No.123. The fair value of options granted during the quarter was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions at October 1, 2004 and October 3, 2003:

                                                 October 1,        October 3,
                                                    2004              2003
                                                    ----              ----

 Expected dividend yield                              --                --
 Expected stock price volatility                   53.58%            59.71%
 Risk free interest rate                            3.46%             3.09%
 Expected life of options after vesting             1.67              1.54

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

Trimble's pro forma information is as follows:

                                                     Three Months Ended                    Nine Months Ended
                                                     ------------------                    -----------------
                                                 October 1,         October 3,        October 1,          October 3,
                                                    2004               2003              2004                2003
                                                    ----               ----              ----                ----
(in thousands, except per share amounts)
Net income - as reported                        $    17,917        $     9,936       $    51,275        $    23,394
Stock-based compensation expense, net of
    tax                                               1,149              2,428             6,107              6,988
                                                      -----              -----             -----              -----
Net income - pro forma                          $    16,768        $     7,508       $    45,168        $    16,406

Basic earnings per share - as reported          $      0.35        $      0.20       $      1.01        $      0.50
                                                -----------        -----------       -----------        -----------
Basic earnings per share - pro forma            $      0.33        $      0.15       $      0.89        $      0.35
                                                -----------        -----------       -----------        -----------

Diluted earnings per share - as reported        $      0.33        $      0.19       $      0.94        $      0.48
                                                -----------        -----------       -----------        -----------
Diluted earnings per share - pro forma          $      0.30        $      0.14       $      0.83        $      0.34
                                                -----------        -----------       -----------        -----------


NOTE 4. JOINT VENTURES:

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC ("CTCT"), a joint venture formed by Trimble and Caterpillar began operations, as described in Trimble's 2003 Annual Report on Form 10-K. The joint venture is equally owned by Trimble and Caterpillar, with equal voting rights.

During the first quarter of fiscal 2002, Trimble received a special cash distribution of $11.0 million from CTCT. Trimble has recorded the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from CTCT under the equity method of accounting. When and if CTCT is profitable on a sustainable basis, and future operating losses are not anticipated, then Trimble will recognize as a gain, the un-amortized portion of the $11.0 million. To the extent that it is possible that the Company will have any future-funding obligation relating to CTCT, then the relevant amount of the $11.0 million will be deferred until such a time as the funding obligation no longer exists. Both Trimble's share of profits (losses) under the equity method and the amortization of the $11.0 million deferred gain are recorded under the heading of "Expense for affiliated operations, net" in Non-operating income (expense). As of October 1, 2004, the un-amortized portion of the deferred gain was approximately $9.5 million.

The net expenses for affiliated operations at CTCT also includes incremental costs as a result of purchasing products from CTCT at a higher price than Trimble's original manufacturing costs, partially offset by contract manufacturing fees charged to CTCT. In addition, Trimble received reimbursement of employee-related costs from CTCT for Trimble employees dedicated to CTCT totaling $2.4 million and $1.9 million for the three months ended October 1, 2004 and October 3, 2003, respectively, and $7.3 million and $5.7 million for the nine months ended October 1, 2004 and October 3, 2003, respectively. The reimbursements were offset against operating expenses.


                                                            October 1,            October 3,
Three Months Ended                                             2004                  2003
------------------                                             ----                  ----
(In millions)
CTCT incremental pricing effects, net                         $  2.6                 $  1.8
Trimble's 50% share of CTCT's reported losses                    0.2                    0.1
Amortization of deferred gain                                  (0.2)                  (0.1)
                                                                ----                  -----
Total CTCT expense for affiliated operations, net (1)         $  2.6                 $  1.8
                                                              ======                 ======

                                                            October 1,            October 3,
Nine Months Ended                                              2004                  2003
-----------------                                              ----                  ----
(In millions)

CTCT incremental pricing effects, net                         $  7.0                 $  4.9
Trimble's 50% share of CTCT's reported losses                    0.2                    0.6
Amortization of deferred gain                                  (0.4)                  (0.6)
                                                                ----                   ----
Total CTCT expense for affiliated operations, net (1)         $  6.8                 $  4.9
                                                              ======                 ======

 (1) Due to the nature of the relationship between Trimble and CTCT, a related party, the impact of these agreements is classified under non-operating income (expense) under the heading of "Expense for affiliated operations, net".

At October 1, 2004, the net outstanding balance due from CTCT to Trimble was approximately $0.7 million recorded under the heading of "Accounts and other receivables, net."

Nikon-Trimble Joint Venture

On March 28, 2003, Trimble and Nikon Corporation entered into an agreement to form a joint venture in Japan, Nikon-Trimble Co., Ltd., as described in Trimble's 2003 Annual Report on Form 10-K. Nikon-Trimble began operations in July, 2003 and is equally owned by Trimble and Nikon, with equal voting rights.

Trimble has adopted the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture to be reported by Trimble in the Non-operating section of the Condensed Consolidated Statement of Income under the heading of "Expenses for affiliated operations, net." During the third quarter and first nine months of fiscal 2004, Nikon-Trimble reported a profit of which Trimble's share was $0.2 million and $0.4 million, respectively. During the third quarter of fiscal 2003 and the first quarter of its operations, Nikon-Trimble reported a loss of $0.4 million of which Trimble's share was $0.2 million. At October 1, 2004, the net payable by Trimble to Nikon-Trimble related to the purchase and sale of products from and to Nikon-Trimble is $2.5 million recorded under the heading of "Accounts Payable" on the Condensed Consolidated Balance Sheets.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS:

Goodwill and purchased intangible assets consisted of the following:

                                                   October 1,       January 2,
As of                                                2004              2004
-----                                                ----              ----
(in thousands)

Intangible assets:
  Intangible assets with definite life:
     Existing technology                          $   33,547      $    32,389
     Trade names, trademarks, patents, and
       other intellectual property                    21,935           20,911
                                                      ------           ------
Total intangible assets with definite life            55,482           53,300
Less accumulated amortization                       (39,800)         (33,559)
                                                    --------         --------
Total net intangible assets                       $   15,682      $    19,741
                                                  ==========      ===========
Total goodwill                                    $  252,184      $   241,425
                                                  ==========      ===========


NOTE 6. CERTAIN BALANCE SHEET COMPONENTS:

Inventories consisted of the following:

                                                   October 1,        January 2,
As of                                                2004              2004
-----                                                ----              ----
(in thousands)
Raw materials                                     $   24,710      $    20,927
Work-in-process                                        3,853            3,876
Finished goods                                        53,188           46,023
                                                      ------           ------
                                                  $   81,751      $    70,826
                                                  ==========      ===========

Property and equipment consisted of the following:

                                                    October 1,        January 2,
As of                                                  2004              2004
-----                                                  ----              ----
(in thousands)

Machinery and equipment                           $   67,648      $    66,634
Furniture and fixtures                                10,104            9,085
Leasehold improvements                                 5,215            4,502
Buildings                                              5,296            5,396
Land                                                   1,231            1,231
                                                      89,494           86,848
Less accumulated depreciation                       (60,520)         (59,469)
                                                    --------         --------
                                                  $   28,974      $    27,379
                                                  ==========      ===========

Other current assets consisted of the following:

                                                    October 1,        January 2,
As of                                                  2004              2004
-----                                                  ----              ----
(in thousands)

Demonstration equipment, net                      $    2,440      $     3,226
Prepaid expenses                                       4,986            4,566
Other                                                  2,596            1,093
                                                       -----            -----
                                                  $   10,022      $     8,885
                                                  ==========      ===========

Other non-current assets consisted of the following:

                                                    October 1,       January 2,
As of                                                  2004             2004
-----                                                  ----             ----
(in thousands)

Debt issuance costs, net                          $    1,325      $     1,691
Investment in joint venture                           12,967           10,717
Other investments                                      2,007              553
Deposits                                               1,026              925
Receivables from employees                               583              801
Notes receivable                                          --              663
Other                                                  5,495            3,978
                                                  $   23,403      $    19,328
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

To achieve distribution, marketing, production, and technology advantages in Trimble's targeted markets, the Company manages its operations in the following five segments:

o Engineering and Construction -- Consists of products currently used by survey and construction professionals in the field for positioning, data collection, field computing, data management, and automated machine guidance and control. These products provide solutions for numerous applications including surveying, general, road, runway and underground construction, site preparation and excavation. Trimble acquired MENSI in the fourth quarter of fiscal 2003 and MENSI's performance is reported in this business segment.

o Field Solutions -- Consists of products that provide solutions in a variety of agriculture and fixed asset applications, primarily in the areas of precise land leveling, machine guidance, yield monitoring, variable-rate applications of fertilizers and chemicals, and fixed asset data collection for a variety of governmental and private entities.

o Component Technologies -- Consists of products including proprietary chipsets, printed circuit boards, modules, and licenses of intellectual property. The applications into which end users currently incorporate the component products include timing applications for synchronizing wireless networks, in-vehicle navigation and telematics systems, fleet management, security systems, data collection networks, and wireless handheld consumer products.

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

o Portfolio Technologies -- The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of Trimble's total revenue. During the first two fiscal quarters of 2003, this segment was comprised solely of the Military and Advanced Systems business. During the third quarter of fiscal 2003 the Company completed the acquisition of Applanix and its performance is reported in this business segment.

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


                                                       Reporting Segments
                                                       ------------------
                               Engineering and    Field        Component       Mobile        Portfolio
                                Construction    Solutions    Technologies    Solutions     Technologies      Total
                                ------------    ---------    ------------    ---------     ------------      -----
(In thousands)
Three Months Ended October 1, 2004

    External net revenues         $  112,994    $  26,293      $  14,872     $  6,353       $   9,652      $ 170,164
    Operating income
     (loss) before corporate
      allocations                     24,002        5,850          2,782      (2,058)           1,462         32,038

Three Months Ended October 3, 2003
    External net revenues             93,607       20,160         16,230        2,672           6,900        139,569
    Operating income
     (loss) before corporate
      allocations                     14,997        4,111          4,625      (2,118)           (271)         21,344

Nine Months Ended October 1, 2004
    External net revenues            332,711       81,837         49,903       16,840          24,833        506,124
    Operating income
     (loss) before corporate
      allocations                     63,336       20,930         10,759      (5,455)           3,100         92,670

Nine Months Ended October 3, 2003
    External net revenues            275,067       60,791         48,916        9,491          10,761        405,026
    Operating income
     (loss) before corporate
      allocations                     45,860       10,980         13,038      (4,830)         (1,409)         63,639

As of October 1, 2004
    Accounts receivable (1)           97,697       20,690          8,921        8,086           8,419        143,813
    Inventories                       58,052        7,526          5,051        5,170           5,952         81,751

As of January 2, 2004
    Accounts receivable (1)           84,897       16,589         10,003        4,103           7,321        122,913
    Inventories                       56,008        3,398          2,021        3,038           6,361         70,826


 (1) As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

The following are reconciliations corresponding to totals in the accompanying condensed consolidated financial statements:



                                           Three Months Ended                  Nine Months Ended
                                       October 1,        October 3,      October 1,         October 3,
                                          2004              2003            2004               2003
                                          ----              ----            ----               ----
(In thousands)
Operating income:
Total for reportable segments (1)
                                      $    32,038     $    21,344      $    92,670       $    63,639
Unallocated corporate expenses            (7,238)         (7,396)         (22,962)          (21,672)
                                          ------          ------          --------           -------
Operating income                      $    24,800     $    13,948      $    69,708       $    41,967
                                      ===========     ===========      ===========       ===========

                                                           October 1,        January 2,
As of                                                         2004              2004
-----                                                         ----              ----
(In thousands)
Assets:
  Accounts receivable total for reportable segments      $   143,813       $    122,913
  Unallocated (1)                                            (19,679)           (19,563)
                                                             -------            -------
Total                                                    $   124,134       $    103,350


(1) Includes cash received in advance, other receivables, and accruals that are not allocated by segment.

NOTE 8. LONG-TERM DEBT:

Long-term debt consisted of the following:

                                               October 1,          January 2,
As of                                              2004               2004
                                                  -----               -----
(in thousands)

Credit Facilities:
          Term loan                         $     34,375        $     43,750
          Revolving credit facility               17,000              44,000
Promissory notes and other                           896               2,736
                                                     ---               -----
                                                  52,271              90,486
                                                  ------              ------

Less current portion of long-term debt          (12,661)            (12,885)
                                                -------             -------
          Non-current portion                $    39,610         $    77,601
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

At October 1, 2004, Trimble had approximately $51.4 million of borrowings under the 2003 Credit Facility, comprised of a $34.4 million term loan and $17 million outstanding on a $125 million revolver. The Company has access to an additional $108 million of cash under the terms of the revolving credit facility. The Company has commitment fees on the unused portion of 0.5% if the Leverage Ratio (which is defined as total indebtedness to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is
2.0 or greater and 0.375% if the Leverage Ratio is less than 2.0.

Pricing of interest for borrowings under the 2003 Credit Facility as of October 1, 2004 is at LIBOR plus a spread of 1.50%. The spread is tied to a formula based on the Leverage Ratio.

The 2003 Credit Facility is secured by all of the Company's material assets, except for assets that are subject to foreign tax considerations. Financial covenants of the 2003 Credit Facility include leverage, fixed charge, and minimum net worth tests. At October 1, 2004 and as of the date of this report, Trimble was in compliance with all financial debt covenants. The amount due under the revolver loan is payable as the loan matures on June 25, 2006, and the loan commitment fees are paid on a quarterly basis.

Under the terms of the 2003 Credit Facility, the Company is allowed to pay dividends and repurchase shares of common stock up to 25% of net income in the previous fiscal year.

Promissory Note and Others

As  of  October  1,  2004,   the  Company  had  other  notes  payable   totaling
approximately $0.9 million primarily consisting of government loans in its foreign subsidiaries.

Weighted Average Cash Interest Rate

Trimble's weighted average cash interest rate of the 2003 Credit Facility for the third quarter of fiscal 2004 was approximately 3.33%.

NOTE 9. PRODUCT WARRANTIES:

Changes in the Company's product warranty liability during the nine months ended October 1, 2004 and October 3, 2003 are as follows (in thousands):

                                                    Nine Months Ended
                                                    -----------------
                                            October 1,           October 3,
                                               2004                 2003
                                               ----                 ----

Balance at beginning of period           $     5,147          $    6,394
Provision for warranties issued                5,713               3,802
Warranty expenses incurred                   (4,490)             (3,708)
Balance at end of period                 $     6,370               6,488


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

                                                     Three Months Ended                      Nine Months Ended
                                                     ------------------                      -----------------
                                                 October            October            October            October
                                                    1,                 3,                 1,                 3,
                                                   2004               2003               2004               2003
                                                   ----               ----               ----               ----
(In thousands, except per share amounts)
Numerator:
  Income available to common
        shareholders:
    Used in basic and diluted earnings
        per share                             $    17,917        $     9,936        $     51,275       $    23,394
                                              -----------        -----------        ------------       -----------

Denominator:
  Weighted average number of common
        shares - basic earnings per
        share                                      51,503             49,109              51,013            46,764
  Effect of dilutive securities (using
        treasury stock method):
        Common stock options                        2,831              2,238               2,938             1,877
        Common stock warrants                         722                425                 690               261
Denominator for diluted net income per
        share                                      55,056             51,771              54,641            48,902
                                                   ------             ------              ------            ------

Basic earnings per share                      $      0.35        $      0.20        $       1.01       $      0.50
                                              -----------        -----------        ------------       -----------
Diluted earnings per share                    $      0.33        $      0.19        $       0.94       $      0.48
                                              -----------        -----------        ------------       -----------

NOTE 12. COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax as follows:

                                        Three Months Ended                   Nine Months Ended
                                        ------------------                   -----------------
                                  October 1,        October 3,          October 1,        October 3,
                                     2004              2003                2004              2003
                                     ----              ----                ----              ----
(In thousands)
Net income                       $   17,917       $     9,936        $    51,275        $   23,394
Foreign currency translation
    adjustments                       5,614             3,099              (431)            19,924
Net gain on hedging
    transactions                          -              (14)                  2               (7)
Net unrealized gain (loss) on
    investments                        (26)              (19)               (46)                66
                                       ---               ---                ---                 --
Comprehensive income             $   23,505       $    13,002        $    50,800        $   43,377
                                 ==========       ===========        ===========        ==========


The components of accumulated other comprehensive income, net of related tax as follows:

                                                       October 1,    January 2,
                                                          2004          2004
                                                          ----          ----
(In thousands)

Cumulative foreign currency translation adjustments   $   29,734     $   30,166
Net gain on hedging transactions                                             --
                                                               2
Net unrealized gain on investments
                                                              27             73
                                                              --             --
Accumulated other comprehensive income                $   29,763     $   30,239
                                                      ==========     ==========

NOTE 13. RELATED-PARTY TRANSACTIONS:

Related-Party Lease

Trimble currently leases office space in Ohio from an association of three individuals, one of whom is an employee of the Company, under a non-cancelable operating lease arrangement expiring in 2011. The annual rent is subject to adjustment based on the terms of the lease. The Condensed Consolidated Statements of Income include expenses from this operating lease of approximately $86,000 for both of the three months ended October 1, 2004 and October 3, 2003, and approximately $259,000 for both of the first nine months of fiscal 2004 and 2003.

Related-Party Notes Receivable

Trimble has notes receivable from officers and employees of approximately $0.4 million as of October 1, 2004 and $0.8 million as of January 2, 2004. The notes bear interest from 4.52% to 6.62% and have an average remaining life of 1.2 years as of October 1, 2004.

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

RECENT BUSINESS DEVELOPMENTS

Trimble Outdoors

During the fourth quarter of fiscal 2004, we announced our newest business, Trimble Outdoors. Trimble Outdoors is a consumer business utilizing GPS enabled cell phones to provide information for outdoor recreational activities. Trimble Outdoors performance will be reported under our Portfolio segment.

Geo-Nav

During the third quarter of fiscal 2004, we acquired GeoNav GmbH, a small provider of customized field data collection solutions for the cadastral survey market in Europe. GeoNav's performance is reported under our Engineering and Construction segment.

TracerNET Corporation

 During the first quarter of fiscal 2004 we acquired TracerNET Corporation which we expect to augment our current fleet management capabilities, extend our customer base and provide us with increased sales. TracerNET's performance is reported under our Mobile Solutions segment.

MENSI S.A.

* During the fourth quarter of fiscal 2003, we acquired MENSI S.A., a French developer of terrestrial 3D laser scanning technology. The MENSI acquisition enhances our technology portfolio and expands our product offerings. MENSI's performance is reported under our Engineering and Construction segment.

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

RESULTS OF OPERATIONS

Results by Segment

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

The following table is a breakdown of revenue and operating income by segment (in thousands, except percentages):


                                                               Three Months Ended           Nine Months Ended
                                                               ------------------           -----------------
                                                            October 1,   October 3,      October 1,   October 3,
                                                               2004         2003            2004         2003
                                                               ----         ----            ----         ----
Total consolidated revenue                                  $ 170,164     $ 139,569       $ 506,124    $ 405,026
                                                            ---------     ---------       ---------    ---------
Total consolidated segment operating income                 $  32,038     $  21,344       $  92,670    $  63,639
                                                            ---------     ---------       ---------    ---------

Engineering and Construction
   Revenue                                                    112,994        93,607         332,711      275,067
   Segment revenue as a percent of total revenue                  66%           67%             66%          68%
   Operating income                                            24,002        14,997          63,336       45,860
   Operating income as a percent of segment revenue               21%           16%             19%          17%
Field Solutions
   Revenue                                                     26,293        20,160          81,837       60,791
   Segment revenue as a percent of total revenue                  15%           14%             16%          15%
   Operating income                                             5,850         4,111          20,930       10,980
   Operating income as a percent of segment revenue               22%           20%             26%          18%
Component Technologies
   Revenue                                                     14,872        16,230          49,903       48,916
   Segment revenue as a percent of total revenue                   9%           12%             10%          12%
   Operating income                                             2,782         4,625          10,759       13,038
   Operating income as a percent of segment revenue               19%           28%             22%          27%
Mobile Solutions
   Revenue                                                      6,353         2,672          16,840        9,491
   Revenue as a percent of total revenue                           4%            2%              3%           2%
   Operating loss                                             (2,058)       (2,118)         (5,455)      (4,830)
   Operating loss as a percent of segment revenue               (32%)         (79%)           (32%)        (51%)
Portfolio Technologies
   Revenue                                                      9,652         6,900          24,833       10,761
   Segment revenue as a percent of total revenue                   6%            5%              5%           3%
   Operating income (loss)                                      1,462         (271)           3,100      (1,409)
   Operating income (loss) as a percent of segment revenue        15%          (4%)             12%        (13%)

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

                                         Three Months Ended                   Nine Months Ended
                                         ------------------                   -----------------
                                    October 1,       October 3,        October 1,      October 3,
                                       2004             2003              2004            2003
                                       ----             ----              ----            ----
(In thousands)
Consolidated segment operating
    income                         $   32,038      $    21,344        $   92,670      $   63,639
Unallocated corporate expense
                                      (5,219)          (4,899)          (16,557)        (14,549)
Amortization of purchased
    intangible assets                 (2,019)          (1,870)           (6,078)         (5,390)
Restructuring charges
                                            -            (627)             (327)         (1,733)
Non-operating expense, net
                                      (3,213)          (2,612)           (7,930)        (14,773)
                                      -------           ------            ------         -------
Consolidated income before         $   21,587      $    11,336        $   61,778      $   27,194
    income taxes                   ----------      -----------        ----------      ----------


Engineering and Construction

Engineering and Construction revenues increased by $19.4 million (or 20.7%) and $57.6 million (or 21.0%) while segment operating income increased $9.0 million (or 60.0%) and $17.5 million (or 38.1%) for the three and nine months ended October 1, 2004 as compared to the same corresponding periods in fiscal 2003. Demand for construction machinery and infrastructure solutions, the addition of the Nikon-branded product line in October 2003, and a strong construction season resulted in increased sales across all product categories. Segment operating income increased as a result of higher revenues.

Field Solutions

Field Solutions revenues increased by $6.1 million (or 30.4%) and $21.0 million (or 34.6%) while segment operating income increased $1.7 million (or 42.3%) and $10.0 million (or 90.6%) for the three and nine months ended October 1, 2004 as compared to the same corresponding periods in fiscal 2003. Revenues increased primarily as a result of higher demand for both automated and manual guidance products into the agricultural market. We saw increases in our GIS product lines due to stronger distribution in the US, Europe, and Latin America. Increases in segment operating income were primarily due to higher revenues and a more favorable product mix.

Component Technologies

Component Technologies revenues decreased by $1.4 million (or 8.4%) and increased by $1.0 million (or 2.0%), while segment operating income decreased by $1.8 million (or 39.8%) and $2.3 million (or 17.5%) for the three and nine months ended October 1, 2004 as compared to the same corresponding periods in fiscal 2003. The decrease in revenues for the three months ended October 1, 2004 as compared to the same period in fiscal 2003 was primarily due to the decline in demand from wireless infrastructure customers and was partially offset by an increase in our in-vehicle navigation business. The increase in revenues for the nine months ended October 1, 2004 as compared to the same period of fiscal 2003 was primarily due to higher demand from vehicle navigation and tracking customers and partially offset by the decline in demand from wireless infrastructure customers. The segment operating income decreases were primarily a result of lower margins due to product mix and an increase in spending for development of new categories of products, such as TrimTrac and Wireline products.

Mobile Solutions

Mobile Solutions revenues increased by $3.7 million (or 137.8%) and $7.3 million (or 77.4%), while segment operating loss decreased by $0.1 million (or 2.8%) and increased by $0.6 million (or 12.9%) for the three and nine months ended October 1, 2004 as compared to the same corresponding periods in fiscal 2003. Revenues grew due to an increase in sales into the construction materials vertical, primarily ready-mix suppliers, as well as increased sales from our dealer channel as we continue to develop and extend this channel. Losses increased for the first nine months of fiscal 2004 versus the same period last year due to additional expenses of our TracerNET integration and expenses recorded at the beginning of a significant contract, offset by increased revenues.

Portfolio Technologies

Portfolio Technologies revenues increased by $2.8 million (or 39.9%) and $14.1 million (or 130.8%), while operating income increased by $1.7 million (or 639.5%) and $4.5 million (or 320%) for the three and nine months ended October

1, 2004 as compared to the same corresponding periods in fiscal 2003. The increases in revenues and operating income were primarily due to the inclusion of Applanix, acquired in July 2003, and higher sales of defense products.

Gross Margin

Gross margin as a percentage of total revenues was 49.0% and 49.5% for the third quarter of fiscal 2004 and 2003, respectively, and 48.9% and 49.9% for the nine months ended fiscal 2004 and 2003, respectively. The decreases were primarily due to changes in the mix of products sold, principally related to increased sales of Mobile Solutions, Nikon-branded, and agriculture products combined with a decline in the higher gross margin timing business.

* Gross margin could be impacted by product mix, changes in unit selling prices, fluctuations in unit manufacturing costs and foreign currencies, and alternative sourcing strategies.

Revenues by Geography

* Total revenue outside the United States comprised approximately 50% and 49% for the nine months ended October 1, 2004 and October 3, 2003, respectively. During the third quarter of fiscal 2004, North and South America represented 57%, Europe, the Middle East and Africa represented 30%, and Asia/Pacific Rim represented 13% of total revenues. We anticipate that these proportionate percentages of sales by geography will continue.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research  and  development  ("R&D"),  sales  and  marketing,   and  general  and
administrative ("G&A") expenses are summarized in the following table (in thousands, except percentages):

                                         Three Months Ended                                    Nine Months Ended
                          --------------------------------------------------    -------------------------------------------------
                            October       October       Variance     Variance     October       October      Variance     Variance
                               1,            3,            in           in           1,            3,            in          in
                              2004          2003        Dollars      Percent        2004          2003        Dollars      Percent
                              ----          ----        -------      -------        ----          ----        -------      -------
Research and development   $ 19,177      $ 17,346      $  1,831       10.6%      $ 57,962      $ 50,463      $  7,499       14.9%
Percentage of revenue         11.3%         12.4%                                   11.5%         12.5%
Sales and marketing          26,576        25,015         1,561        6.2%        80,238        73,572         6,666        9.1%
Percentage of revenue         15.6%         17.9%                                   15.9%         18.2%
General and
administrative               10,800        10,306           494        4.8%        33,138        28,837         4,301       14.9%
Percentage of revenue          6.3%          7.4%                                    6.5%          7.1%
         Total               56,553        52,667         3,886        7.4%       171,338       152,872        18,466       12.1%
Percentage of revenue         33.2%         37.7%                                   33.9%         37.7%

The increase in R&D expenses in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003 was primarily due to the inclusion of expenses from acquisitions of $1.0 million not applicable in the prior fiscal quarter and continued investment in next generation technologies. The increase in R&D expenses in the first nine months of fiscal 2004 compared with the first nine months of fiscal 2003 was primarily due to the inclusion of R&D expenses from recent acquisitions of $4.3 million not applicable in the prior nine month period, continued investment in next generation technologies, and the effect of foreign currency fluctuations. All of our R&D costs have been expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

The increase in sales and marketing expenses in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003 was primarily due an increase in business development and key account management, and the continuing effect of foreign currency fluctuations. The increase in sales and marketing expenses in the first nine months of fiscal 2004 compared with the first nine months of fiscal 2003 was primarily due to the inclusion of expenses from recent acquisitions of $4.9 million not applicable in the prior nine-month period, and the continuing effect of foreign currency fluctuations.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

The increase in G&A expenses in the first nine months of fiscal 2004 compared with the first nine months of fiscal 2003 was primarily due to the inclusion of G&A expenses from acquisitions of $2.5 million not applicable in the prior fiscal quarter, an increase in the provision for doubtful accounts, and the continuing effect of foreign currency fluctuations.

Restructuring Charges

There were no restructuring charges for the third quarter of fiscal 2004 and $0.3 million was recorded during the nine months ended October 1, 2004, which primarily related to severance costs due to the realignment of Trimble Mobile Solutions, Inc. Restructuring charges of $0.6 million and $1.7 million were recorded during the three and nine months ended October 3, 2003, respectively, which related to severance costs and our Japanese office relocation due to the Nikon-Trimble joint venture formation. As a result of these actions, our headcount of the affected operations decreased during the nine months ended October 1, 2004 by 24 individuals and in the corresponding period of fiscal 2003 by 50 individuals. As of October 1, 2004, the remaining accrual balance of $0.3 million is primarily related to lease payments on facilities exited prior to fiscal year 2004 and is expected to be paid by the end of fiscal year 2006.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $2.0 million in the third quarter of fiscal 2004, compared with $1.9 million in the third quarter of fiscal 2003. Amortization of purchased intangible assets included in operating expenses was $6.1 million in the first nine months of fiscal 2004, compared with $5.4 million in the first nine months of fiscal 2003. The increase in the amortization of purchased intangible assets in the three and nine months of fiscal 2004 compared with the three and nine months of fiscal 2003, was primarily due to the acquisition of certain technology and patent intangibles as a result of the TracerNET and MENSI acquisitions not applicable in the comparable periods of fiscal 2003.

Non-operating Expense, Net

The components of non-operating expense, net, are as follows (in thousands):

                                                       Three Months Ended                Nine Months Ended
                                                       ------------------                -----------------

                                                  October 1,       October 3,       October 1,       October 3,
                                                     2004             2003             2004             2003
                                                     ----             ----             ----             ----
Interest income                                   $      94       $      129        $     260       $      316
Interest expense                                      (937)          (1,188)          (2,959)         (10,764)
Foreign currency transaction gain (loss), net         (317)              166            (446)              649
Expenses for affiliated operations, net             (2,284)          (1,984)          (6,336)          (5,100)
Other income, net                                       231              265            1,551              126
                                                        ---              ---            -----              ---
Total non-operating expense, net                  $ (3,213)       $  (2,612)        $ (7,930)       $ (14,773)
                                                  ---------       ----------        ---------       ----------


Non-operating expense, net increased by $0.6 million (or 23%) and decreased by $6.8 million (or 46.3%) during the third quarter and first nine months of fiscal 2004, respectively, as compared with the corresponding periods in fiscal 2003. The decrease for the nine month period is primarily due to the write off of $2.3 million of debt issuance costs as a result of our debt refinancing in June 2003 and $1.3 million related to the write off of the remaining unamortized portion of the warrants issued to Spectra Physics Holdings, Inc. upon the full repayment of the principal balance of the Subordinated Note in June 2003. The remainder of the decrease is due to continued debt repayment combined with the effect of lower interest rates. The increases in expense for affiliated operations were primarily due to our higher construction machine control revenues which led to increased costs related to the pricing effects of transactions between us and the Caterpillar joint venture.

Income Tax Provision

Our income tax provisions reflect effective tax rates of 17.0% for the three and nine months ended October 1, 2004, respectively. The effective tax rates for the comparable periods in fiscal 2003 were 12.4% and 14.0%. These rates reflect benefits from utilizing net operating loss and tax credit carry-forwards. The 2004 third fiscal quarter tax rate of 17% is higher than the 2003 third fiscal quarter tax rate of 12.4% due to higher levels of profits.

* In future years, we expect the effective tax rate to continue to increase up to the US statutory rate of 35% because of increased profits and limited remaining benefits of tax carry-forwards and other deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                       October 1,    January 2,
   As of                                                  2004          2004
   -----                                                  ----          ----
   (dollars in thousands)

   Cash and cash equivalents                            $ 59,119      $ 45,416
   As a percentage of total assets                          9.8%          8.3%
   Accounts receivable days sales outstanding                 56            60
   Inventory turns per year                                    4             4
   Total debt                                           $ 52,271      $ 90,486

                                                       October 1,    October 3,
   Nine Months Ended                                      2004          2003
   -----------------                                      ----          ----
   (in thousands)

   Net cash provided by operating activities            $ 53,983      $ 13,158
   Net cash used in investing activities                (20,552)      (13,831)
   Net cash provided by (used in) financing activities  (19,503)        13,986
   Net increase in cash and cash equivalents              13,703        14,730

Cash and Cash Equivalents

Cash and cash equivalents increased by $13.7 million or 30.2% from January 2, 2004.

* For the first nine months of fiscal 2004, cash provided by operating activities was $54.0 million, compared to $13.2 million cash used in operating activities during the first nine months of fiscal 2003. This increase was driven by increased net income of $27.9 million and overall better working capital management. Our ability to continue to generate cash from operations will depend in large part on our profitability, the rate of collections of accounts receivable, inventory turns, and our ability to manage other areas of working capital. Our accounts receivable days sales outstanding decreased to 56 days from 60 days at the end of fiscal 2003. Inventory turns were four in both the third quarter of fiscal 2004 and in the fourth quarter of fiscal 2003.

We used $20.6 million in net cash for investing activities during the first nine months of fiscal 2004, compared to $13.8 million in the first nine months of fiscal 2003. We continue to invest in capital expenditures, primarily to upgrade our information systems as well as add new tools and test equipment to manufacturing, and we used $12.2 million in net cash for acquisitions in the first nine months of fiscal 2004 compared to $7.0 million for the same period in fiscal 2003.

* We expect fiscal 2004 capital expenditures to be approximately $12 million to $14 million, primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

We used $19.5 million in net cash for financing activities in the first nine months of fiscal 2004, compared to $14.0 million cash provided by financing activities in the first nine months of fiscal 2003. During the second quarter of fiscal 2003, we sold 3,148,000 shares of its common stock, at a price of $12.17 per share in an offering pursuant to the our shelf registration statement, resulting in net proceeds to us of approximately $36.6 million. Net debt repayments were $38.1 million for the first nine months of fiscal 2004 compared to $33.5 for the comparable period of fiscal 2003. This net debt payment was funded primarily by proceeds from cash generated from operations and the issuance of common stock to employees pursuant to our stock option plan of approximately $8.0 million.

* We believe that our cash and cash equivalents, together with available funds under our credit facilities ($108 million as of October 1, 2004), will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

Debt

At October 1, 2004, our total debt was approximately $52.3 million as compared with approximately $90.5 million at the end of fiscal 2003. This balance primarily consists of $34.4 million outstanding under a term loan and $17.0 million outstanding under a senior secured revolving credit facility.

Our Credit Facility is secured by all material assets of our Company, except for a portion of assets that are not pledged due to foreign tax considerations. Financial covenants of the Credit Facility include leverage, fixed charge, and minimum net worth tests. At October 1, 2004 and as of the date of this report, we are in compliance with all debt covenants. The amortized principal, interest, and commitment fees due under the Credit Facility are paid quarterly. Under the four-year term loan portion of the Credit Facility, we are due to make payments (excluding interest) of approximately $12.5 million in each of the fiscal years 2004, 2005, and 2006, and $6.3 million in fiscal 2007.

Under the terms of the Credit Facility, we are allowed to pay dividends and repurchase shares of our common stock up to 25% of net income in the previous fiscal year. For additional discussion of our debt, see Note 8 of Notes to the Condensed Consolidated Financial Statements.

New Accounting Standards

In March 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the Company's consolidated statement of income. The recommended effective date of the proposed standard is currently for fiscal years beginning after June 15, 2005. Should this proposed statement be finalized in its current form, it could have a material impact on the Company's consolidated statement of income, as the Company would be required to expense the fair value of its stock option grants and stock purchases under the Company's employee stock purchase plan. See Note 3 of Notes to the Condensed Consolidated Financial Statements for the pro forma estimate of the impact.

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

Failure to achieve and maintain  effective  internal controls in compliance with
Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act will require us to include an internal control report of management in our Annual Report on Form 10-K for fiscal 2004. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing we may not complete all necessary procedures and we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.

A system of controls, however well designed and operated, cannot provide absolute assurance that the objectives of the system will be met. In addition, the design of a control system is based in part upon certain assumptions about the likelihood of future events. Because of the inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

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

We Rely on Key Customers.

We generate a portion of our revenue from large original equipment manufacturers such as Siemens VDO Automotive AG and Nortel. A reduction or loss of business with these customers could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to continue to realize value from these relationships in the future. No single customer accounted for 10% or more of Trimble's total revenues in our first nine months of fiscal 2004 and fiscal 2003.

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

Our products may contain errors or defects, which could result in damage to our reputation, lost revenues, diverted development resources and increased service costs, warranty claims and litigation.

Our devices are complex and must meet stringent requirements. We warrant that our products will be free of defect for various periods of time, depending on the product. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return or obtain credits for products and inventory, or to cancel outstanding purchase orders even if the products themselves are not defective.

We must develop our products quickly to keep pace with the rapidly changing market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released. In general, our products may not be free from errors or defects after commercial shipments have begun, which could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation which could harm our business, results of operations and financial condition.

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

We May Encounter Problems Associated With International Operations and Sales.

Our customers are located throughout the world. Sales to unaffiliated customers in non-US locations represented approximately 50% and 49% of our revenues in our first nine months of fiscal 2004 and fiscal 2003, respectively. In addition, we have significant international operations, including manufacturing facilities, sales personnel and customer support operations. We have sales offices outside the US. Our non-US manufacturing facilities are in Sweden and Germany, and we have a regional fulfillment center in the Netherlands. Our non-US presence exposes us to risks not faced by wholly US companies.

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

We Are Exposed to Fluctuations in Currency Exchange Rates.

A significant portion of our business is conducted outside the United States, and as such, we face exposure to adverse movements in non-US currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. In the first nine months of fiscal 2004, the US dollar continued to weaken against several major currencies in which we do business, adversely impacting our financial results. The weaker US dollar negatively impacts our operating income due to significant manufacturing, distribution, research and development, and selling expenses incurred outside of the US, while the weaker US dollar positively impacts our revenues generated in foreign currencies, primarily the Euro.

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

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

The market price of our common stock has been, and may continue to be, highly volatile. During the first nine months of fiscal 2004, our stock price ranged from $20.64 to $32.09. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

Market Interest Rate Risk

We are exposed to market risk due to the possibility of changing interest rates under our secured Credit Facility. Our Credit Facility is comprised of a three-year, US dollar-only revolver that expires on June 25, 2006, and a four-year term loan that expires on June 25, 2007. Borrowings under the Credit Facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on our Leverage Ratio. The revolver matures on June 25, 2006 and has an outstanding principal balance of $17 million, while the term loan matures on June 25, 2007 and has an outstanding principal balance of $34.4 million, as of October 1, 2004 (all in US currency only). The three-month LIBOR effective rate at October 1, 2004 was 1.98%. A hypothetical 10% increase in three-month LIBOR rates could result in approximately $101,500 annual increase in interest expense on the existing principal balances. We have hedged the market risk with an interest rate swap on 50% of our term loan at a fixed rate (LIBOR) of 2.517%.

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

Foreign exchange forward contracts outstanding as of October 1, 2004 are summarized as follows (in thousands):

                                             October 1, 2004
                                             ---------------
                                  Nominal Amount           Fair Value
                                  --------------           ----------
         Forward contracts:
              Purchased           $      9,780           $       224
              Sold                $    (20,257)          $      (257)

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our merger agreement with LeveLite provides for us to make earn-out payments not to exceed an aggregate $3.9 million (in common stock and cash payment) based on certain future revenues and payments received. Upon a hearing before the California Department of Corporations in which the terms and conditions of the offer to the LeveLite shareholders were approved, the shares of Common Stock to be issued in the transaction were exempt from registration by reason of qualification under Section 3(a)(10) of the Securities Act of 1933, as amended. On July 28, 2004, pursuant to the merger agreement we issued 15,384 shares of common stock, valued at $23.65 per share to the former shareholders of Levelite.


ITEM 6.  EXHIBITS


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

3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

3.5 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed May 29, 2003. (2)

3.6 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed March 4, 2004. (4)

3.8  Amended and Restated Bylaws of Trimble Navigation Limited. (3)

10.1 Form of Change in Control Agreement (5)

10.2 Amended and Restated 2002 Stock Plan,  including forms of option  agreement
     (5)

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2004. (5)

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2004. (5)

32.1 Certification  of Chief  Executive  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2004. (5)

32.2 Certification  of Chief  Financial  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2004. (5)

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



                  TRIMBLE NAVIGATION LIMITED
                         (Registrant)



                 By: /s/ Mark Harrington
                 -----------------------
                         Mark Harrington
                    Chief Financial Officer
               (Authorized Officer and Principal
                      Financial Officer)



DATE:  November 5, 2004

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

3.4 Certificate of Determination of Trimble Navigation Limited, filed February 19, 1999. (1)

3.5 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed May 29, 2003. (2)

3.6 Certificate of Amendment of Articles of Incorporation of Trimble Navigation Limited, filed March 4, 2004. (4)

3.8  Amended and Restated Bylaws of Trimble Navigation Limited. (3)

10.1 Form of Change of Control Agreement. (5)

10.2 Amended and Restated 2002 Stock Plan,  including forms of option agreement.
     (5)

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2004. (5)

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2004. (5)

32.1 Certification  of Chief  Executive  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2004. (5)

32.2 Certification  of Chief  Financial  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2004. (5)

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