Form 10-K
period 2004-12-31
TRIMBLE NAVIGATION LTD /CA/
filed 2005-03-15
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          (X) ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2004

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________to______________

                         Commission File Number: 0-18645

                           TRIMBLE NAVIGATION LIMITED
             (Exact name of Registrant as specified in its charter)

          California                                  94-2802192
          ----------                                  ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         749 North Mary Avenue, Sunnyvale, CA           94085
         ------------------------------------           -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes X   No

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the NASDAQ National Market on July 2, 2004 was approximately $1.3 billion.

There were 52,581,679 shares of the registrant's Common Stock issued and outstanding as of March 9, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Trimble Navigation Limited's Proxy Statement relating to the annual meeting of stockholders to be held on May 19, 2005 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements regarding future events and the future results of Trimble Navigation Limited ("Trimble" or "The Company" or "We" or "Our" or "Us") are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements, but are not limited to those discussed in this Report under the section entitled "Other Risk Factors" and elsewhere, and in other reports Trimble files with the Securities and Exchange Commission ("SEC"), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We reserve the right to update these statements for any reason, including the occurrence of material events. The risks and uncertainties under the caption "Management's Discussion and
Analysis of Financial Condition and Results of Operations-Risks and Uncertainties" contained herein, among other things, should be considered in evaluating our prospects and future financial performance. We have attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs containing such material.

                           TRIMBLE NAVIGATION LIMITED

                          2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

           PART I
Item 1     Business Overview...................................................5
Item 2     Properties.........................................................17
Item 3     Legal Proceedings..................................................17
Item 4     Submission of Matters to a Vote of Security Holders................17

           PART II
Item 5     Market for Registrant's Common Equity and Related
              Stockholder Matters.............................................18
Item 6     Selected Financial Data............................................19
Item 7     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................20
Item 7A    Quantitative and Qualitative Disclosures about Market Risk.........42
Item 8     Financial Statements and Supplementary Data........................44
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................75
Item 9a    Controls and Procedures............................................75

           PART III
Item 10    Directors and Executive Officers of the Registrant.................75
Item 11    Executive Compensation.............................................76
Item 12    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................76
Item 13    Certain Relationships and Related Transactions.....................76
Item 14    Principal Accountant Fees and Services.............................76

           PART IV
Item 15    Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.....................................................76-91





                                   TRADEMARKS

Trimble, the globe and triangle logo, EZ-Guide, Telvisant, Lassen, SiteVision, GeoExplorer, AgGPS, Thunderbolt, FirstGPS, Spectra Precision and CrossCheck are trademarks of Trimble Navigation Limited and its subsidiaries registered in the United States Patent and Trademark Office and other countries. Force, Ranger, Recon and TrimTrac are trademarks of Trimble Navigation Limited and its subsidiaries. All other trademarks are the property of their respective owners.

                                     PART I


Item 1   Business Overview

Trimble Navigation Limited, a California corporation ("Trimble" or "the Company" or "we" or "our" or "us"), provides advanced positioning product solutions, most typically to commercial and government users. The principle applications served include surveying, construction, agriculture, urban and natural resource management, and fleet and asset management. Our products typically provide benefits that can include lower operational costs, and higher productivity. Examples of products include systems that guide agricultural and construction equipment, surveying instruments, systems that track fleets of vehicles, and data collection systems that enable the management of large amounts of geo-referenced information. In addition, we also manufacture components for in vehicle navigation and telematics systems, and timing modules used in the synchronization of wireless networks.

Trimble products often combine knowledge of location or position together with applications software and a wireless link to provide a solution to a specific application. Position is provided through a number of alternative technologies including the Global Positioning System (GPS) and systems that use laser or optical technologies to establish position. Wireless communication techniques include both public networks, such as cellular, and private networks, such as business band radio. A significant amount of the differentiation in our products is provided through software; this includes embedded firmware that enables the positioning solution and applications software that allows the customer to make use of the positioning information.

We design and market our own products. Our manufacturing strategy includes a combination of in house assembly as well as the use of third party subcontractors. Our global operations include major development, manufacturing or logistics operations in the United States, Sweden, Germany, New Zealand, France, Canada, and the Netherlands. Products are sold through dealers, representatives, joint ventures, and other channels throughout the world. These channels are supported by our sales offices located in more than 20 countries.

We began operations in 1978 and incorporated in California in 1981. Our common stock has been publicly traded on NASDAQ since 1990 under the symbol TRMB.

Technology Overview

A majority of our revenue is derived from applying GPS to terrestrial applications. GPS is a system of 24 orbiting satellites and associated ground control that is funded and maintained by the U. S. Government and is available worldwide free of charge. GPS positioning is based on a technique that precisely measures distances from four or more satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and then uses those distances to compute its position. Under normal circumstances, a stand-alone GPS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to approximately 10 meters, 24 hours a day. Much better accuracies are possible through a technique called "differential GPS." In addition to providing position, GPS provides extremely accurate time measurement.

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

Our GPS products are based on proprietary receiver technology. Over time, the advances in positioning, wireless communication, and information technologies have enabled us to add more capability to our products and thereby deliver more value to our users. For example, the recent developments in wireless technology and deployments of next generation wireless networks have enabled less expensive wireless communications. These developments allow for the efficient transfer of position data to locations away from the positioning field device, allowing the data to be accessed by more users and thereby increasing productivity. This has allowed us to include a wireless link in many of our products and connect remote field operations to a central location.

Our laser and optical products either measure distances and angles to provide a position in three dimensional space or they provide highly accurate laser references from which position can be established. The key elements of these products are typically a laser, which is generally a commercially available laser diode and a complex mechanical assembly. These elements are augmented by software algorithms.


Business Strategy


Our business strategy is developed around an analysis of several key elements:

     o Attractive markets - We focus on markets that offer potential for revenue growth, profitability, and market leadership.

     o Innovative solutions that provide significant benefits to our customers - We seek to apply our technology to applications for which position data is important and where we can create unique value. We look for opportunities in which the rate of technological change is high and which have a requirement for the integration of multiple technologies into a solution.

     o Distribution channels to best access our markets - We select distribution channels that best serve the needs of individual markets. These channels can include independent dealers, direct sales, joint ventures, OEM sales, and distribution alliances with key partners. We view international expansion as an important element of our strategy and seek to develop international channels.

Business Segments and Markets

We are organized into four main operating segments encompassing our various applications and product lines: Engineering and Construction, Field Solutions, Component Technologies, and Mobile Solutions. Our Portfolio Technologies segment aggregates smaller businesses, primarily focused on defense and the integration of GPS and inertial technologies. Our segments are distinguished by the markets they serve. Each segment consists of businesses which are responsible for product development, marketing, sales, strategy, and financial performance.

Engineering and Construction

Products in the Engineering and Construction segment improve productivity and accuracy throughout the entire construction process including the initial survey, planning, design, site preparation, and building phases. Our products are intended to both improve the productivity of each phase, as well as facilitate the entire process by improving information flow from one step to the next.

The product solutions typically include multiple  technologies.  The elements of
these  solutions  may  incorporate  GPS,  optical,   laser,  radio  or  cellular
communications, and software.

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

We sell and distribute our products in this segment through a global network of independent dealers that are supported by Trimble personnel. This channel is supplemented by relationships that create additional channel breadth including our joint ventures with Caterpillar, Nikon, and private branding arrangements with other companies.

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

Representative products sold in this segment include:

Trimble(R) S6 Total Station - The Trimble S6 Total Station is a technologically advanced optical surveying system. Its advanced servo motors make the Trimble S6 fast, silent, and precise, allowing surveyors to measure points and collect data in the field efficiently and productively. The Trimble S6 offers unique new Trimble technologies that enable cable-free operation, longer battery life, and accuracy assurance, among many other features. Its detachable Trimble CU controller runs powerful Trimble field software for collecting, displaying, and managing field data.

Trimble(R) R8 GPS System - The Trimble R8 GPS System combines a GPS receiver, radio, and battery in one compact unit to produce a lightweight and versatile, cable-free GPS surveying solution. Surveyors can use the Trimble R8 system to achieve centimeter-level accuracy in their measurements in real time. The Trimble R8 system offers R-Track technology, which is a unique Trimble technology developed to support new GPS signals for civilian use. These new signals will be transmitted from modernized GPS satellites that the U.S. Department of Defense has scheduled for launch in 2005.

Trimble(R) Recon(TM) Controller - The Trimble Recon Controller is a rugged handheld controller used by surveyors and engineers in the field. Running the Microsoft Pocket PC operating system, the Trimble Recon controller enables users to run the Trimble software of their choice, plus other applications to support their business needs. The Trimble Recon controller features a touch screen for quick and easy data entry and a color graphic display. It tackles multiple surveying applications, including topographic surveying, engineering, construction, and mapping.

GCS family of Grade Control Systems - Grade control systems meets construction contractors' needs with productivity-enhancing solutions for earthmoving, site prep and roadwork. The Trimble(R) GCS family provides upgrade options that deliver earthmoving contractors with the flexibility to select a system that meets their daily needs today, and later add on to meet their changing needs. For example, a single control system such as the GCS300 can provide for low-cost point of entry into grade control, and over time can be upgraded to the GCS400 dual sensor system, or to the full 3D GCS900 Grade Control System.

Spectra Precision(R) Laser portable tools - Our Spectra Precision Laser portfolio includes a broad range of laser based tools for the interior, drywalls and ceilings, HVAC, and mechanical contractor. Designed to replace traditional methods of measurement and leveling for a wide range of interior construction applications, our laser tools are easy to learn and use. Our Spectra Precision Laser product portfolio includes rotating lasers for horizontal leveling and vertical alignment, as well as laser pointers and a laser based distance measuring device. They are available through independent and national construction supply houses both in the US and in Europe.

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

We use multiple distribution channels to access the agricultural market, including independent dealers and partners such as CNH Global. Competitors in this market are either vertically integrated implement companies such as John Deere, or agricultural instrumentation suppliers such as Raven, RHS, CSI Wireless, Beeline and Novariant.

Our GIS product line is centered on handheld data collectors that gather information in the field to be incorporated into GIS databases. Typically this information includes features, attributes, and positions of fixed infrastructure and natural resource assets. An example would be that of a utility company performing a survey of its transmission poles including the age and condition of each telephone pole. Our handheld unit enables this data to be collected and automatically stored while confirming the location of the asset. The data can then be downloaded into a GIS database. This stored data could later be used to navigate back to any individual asset or item for maintenance or data update. Our mobile GIS initiative goes one step further by allowing this information to be communicated from the field worker to the back-office GIS database through the combination of wireless technologies, as well as giving the field worker the ability to download information from the database. This capability provides significant advantages to users including improved productivity, accuracy and access to the information in the field.

Distribution for GIS products is primarily through a network of independent dealers and business partners, supported by Trimble personnel. Primary markets for our GIS products and solutions include both governmental and commercial users. Government users are most often municipal governments and natural resource agencies. Commercial users include utility companies. Competitors in this market are typically survey instrument companies utilizing GPS technology. Two examples are Leica Geosystems and Thales.

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

AgGPS(R) Autopilot(TM) System - A GPS-enabled, agricultural navigation system that connects to a tractor's steering system and automatically steers the tractor along a precise path to within three centimeters or less. This enables both higher machine productivity and more precise application of seed and chemicals, thereby reducing costs to the farmer.

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

In the telecommunications infrastructure market, we provide timing modules that keep wireless networks synchronized and on frequency. For example, CDMA cellular telephone networks require a high level of both short-term and long-term frequency stability for proper operation (synchronization of information/voice flow to avoid dropped calls). Our timing modules meet these needs at a much lower cost than the atomic standards or other specially prepared components that would otherwise be required. Customers include wireless infrastructure companies such as Nortel, Samsung, and Andrew.

In the automotive and embedded market, we provide a GPS component that is embedded into in-vehicle navigation (IVN), fleet management, vehicle security, asset management and telematics applications. For the automotive market, in addition to core GPS technology, we provide a location engine for IVN that blends GPS with advanced dead reckoning (DR) technology to provide exceptional position density in the most challenging navigation environments. The primary selling attributes in this market are quality, technology, logistics and customer support. Trimble supplies several Tier-1 IVN system manufacturers in Europe and Asia.

* The requirements for smaller size and lower power of GPS components, coupled with improving capabilities allow GPS to potentially be used in a new class of wireless devices. Indicative of this trend, in 2004 we announced a new product category, the TrimTrac, which combines a cellular phone in the same package as a GPS receiver. We expect our strength in GPS technology will expand our participation in this market.

* Component Technologies has developed GPS software technologies which it is making available for license. This software can run on certain digital signal processors (DSP) or microprocessors removing the need for dedicated GPS baseband signal processor chips. Component Technologies has a partnership with u-Nav Microelectronics to license Trimble GPS software technology for u-Nav GPS chipsets.

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

Lassen(R) iQ Module - The Lassen iQ module adds complete GPS functionality to a mobile product in a postage stamp-sized footprint with ultra-low power consumption, consuming less than 100mW at 3.3V. This module is designed for portable handheld, battery-powered applications such as cell phones, pagers, PDAs, digital cameras, and many others.

TrimTrac(TM) Locator - Our new TrimTrac product is a complete end user device that combines GPS functionality with tri-band global system for mobile communications (GSM) wireless communications. It is intended for high volume personal vehicle and commercial asset management applications that demand a low-cost locator device.

Mobile Solutions

Our Mobile Solutions segment addresses the market for fleet management services by providing a Trimble-hosted platform solution that bundles both the hardware and software needed to run the application. The software solution is typically provided to the user through Internet-enabled access to our hosted platform for a monthly service fee. This solution enables the fleet owner to dispatch, track, and monitor the conditions of vehicles in the fleet on a real-time basis. A vehicle-mounted unit consists of a single module including a GPS receiver, sensor interface, and a cellular modem. Our solution includes the communication service from the vehicle to our data center and access over the Internet to the application software, relieving the user of the need to maintain extensive computer operations.

We market our fleet management services in three primary areas, leveraging the core platform. Our market strategy targets opportunities in specific vertical markets where we believe we can provide a unique value to the end user by customizing the hardware and software solution for a particular industry. For example, the first vertical we are addressing is ready mix concrete. Here, we combine a suite of sensors into a solution that can automatically determine the status of a vehicle without driver intervention. Our agreement with McNeilus, a major manufacturer of trucks for the ready mix concrete and waste management industries, facilitates factory installations of our management solution to ready mix concrete fleet operators. McNeilus', along with a Trimble sales force, markets our solution as a retrofit for trucks already in the field, or as a factory-installed option. We plan on leveraging our technology, partners and customers into other verticals, such as other construction material delivery vehicles and waste management trucks, where a customized solution can provide similar benefits as in ready mix.

We also have a horizontal market strategy that focuses on providing turnkey solutions to a broad range of service fleets and mobile workers that span a large number of market segments. Here, we leverage the same general applications that are used in our vertical markets without the same level of customization. These products are distributed through individual dealers as well as after-market automotive electronics suppliers.

Our enterprise strategy focuses on sales to large, enterprise accounts. Here, in addition to a Trimble-hosted solution, we can also integrate our software directly into the customer's IT infrastructure, giving them control of the information. In this market we sell directly to end users and sales cycles tend to be long due to field trials followed by an extensive decision-making process.

Approximate prices for the hardware fall in the range of $400 to $3,000, while the monthly software service fees range from approximately $20 to approximately $55, depending on the customer service level. Competition comes largely from service-oriented businesses such as @Road.

Representative products sold by this segment include:

TrimWeb(TM) and TrimFleet(TM) Systems - Our fleet management service offerings are comprised of the TrimWeb system and TrimFleet system. The TrimWeb system provides different levels of service that run from snapshots of fleet activity to real-time fleet dispatch capability via access to the TrimWeb platform network through a secure internet connection. The TrimWeb system includes truck communication service and computer backbone support of the software. The TrimFleet system offers many of the same features, though the software resides on the end users servers and is accessed by the customer through their own internal networks, not via the internet. Variations of the TrimWeb system and TrimFleet system are tailored for specific industry applications.

CrossCheck(R) Module - This hardware, mounted on the vehicle, provides location and information through its built-in cellular interface. This module also includes GPS positioning, sensor interfaces for vehicle conditions, and built-in intelligence for distributed decision-making.

Portfolio Technologies

Our Portfolio Technologies segment includes various operations that aggregate to less than 10 percent of our total revenue. The operations in this segment are Applanix, Military and Advanced Systems (MAS), and Trimble Outdoors.

Applanix develops, manufactures, sells and supports high-value, precision products that combine GPS with inertial sensors for accurate measurement of the position and attitude of moving vehicles. Sales are made directly by our sales force to the end users or to systems integrators. Competitors include IGI in the airborne survey market, and iXsea and VT TSS in the marine survey market.

Our MAS business supplies GPS receivers and embedded modules that use the military's GPS advanced capabilities. The modules are principally used in aircraft navigation and timing application. Military products are sold directly to either the US Government or defense contractors. Sales are also made to authorized foreign end users. Competitors in this market include Rockwell Collins, L3, and Raytheon.

During fiscal 2004, we announced our newest business, Trimble Outdoors. Trimble Outdoors is a consumer business utilizing GPS enabled cell phones to provide information for outdoor recreational activities.

Representative products sold by this segment include:

Applanix POS/AV(TM) - An integrated GPS/inertial system for airborne surveying that measures aircraft position to an accuracy of a few centimeters and aircraft attitude (angular orientation) to an accuracy of 30 arc seconds or better. This system is typically interfaced to large format cameras and scanning lasers for producing geo-referenced topographic maps of the terrain.

Force(TM) 5 GS (GRAM-SAASM) Module - A dual frequency, embedded GPS module that is used in a variety of military airborne applications.

Acquisitions and Joint Ventures

Our growth strategy is centered on developing and marketing innovative and complete value-added solutions to our existing customers, while also marketing them to new customers and geographic regions. In some cases, this has led to partnering with or acquiring companies that bring technologies, products or distribution capabilities that will allow us to enter or penetrate a market more effectively than if we had done so solely through internal development. Over the past five years, this has led us to form two joint ventures and acquire multiple companies. No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results.

GeoNav

* On July 5, 2004 we acquired GeoNav GmbH, a small provider of customized field data collection solutions for the cadastral survey market in Europe. We expect the acquisition to augment our capability for localization of our products in Europe. GeoNav's performance is reported under our Engineering and Construction segment.

TracerNET Corporation

* On March 5, 2004 we acquired TracerNET Corporation of Virginia, a provider of wireless fleet management solutions. We expect the TracerNET acquisition to offer more diverse and complete fleet management solutions. TracerNET's performance has been integrated into our Mobile Solutions segment.

MENSI S.A.

On December 9, 2003, we acquired MENSI S.A., a French developer of terrestrial 3D laser scanning technology. The MENSI acquisition enhanced our technology portfolio and expanded our product offerings. MENSI's performance is reported under our Engineering and Construction segment.

Applanix Corporation

On July 7, 2003, we acquired Applanix Corporation, a Canadian developer of systems that integrate inertial navigation system and GPS technologies. The Applanix acquisition extended our technology portfolio and offers increased robustness and capabilities in our future positioning products. Applanix's performance is reported under our Portfolio Technologies segment.

Nikon-Trimble Co., Ltd.

On March 28, 2003, Trimble and Nikon Corporation agreed to form a joint venture in Japan, Nikon-Trimble Co., Ltd., which assumed the operations of Nikon Geotecs Co., Ltd., a Japanese subsidiary of Nikon Corporation and Trimble Japan KK, our Japanese subsidiary. Nikon-Trimble began operations in July of 2003.

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

* We expect the joint venture to enhance our market position in survey instruments through geographic expansion and market penetration. The Nikon products will broaden our survey and construction product portfolio and enable us to better access emerging markets such as Russia, China, and India. It will also provide us with the ability to sell our GPS and robotic technology to existing Nikon customers. Additionally, Nikon-Trimble is expected to improve our market position in Japan.

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

Patents, Licenses and Intellectual Property

We hold approximately 600 US patents and 108 non-US patents, the majority of which cover GPS technology and applications, and over 93 of which cover optical and laser technology and applications.

We prefer to own the intellectual property used in our products, either directly or though subsidiaries. From time to time we license technology from third parties.

There are approximately 60 trademarks registered to Trimble and its subsidiaries including "Trimble," the globe and triangle logo, "AgGPS," "GeoExplorer," and "Telvisant," among others that are registered to Trimble Navigation Limited in the United States and other countries. Additional trademarks are pending registration.

Sales and Marketing

We tailor the distribution channel to the needs of our products and regional markets through a number of forms of sales channel solutions around the world. We sell our products worldwide primarily through dealers, distributors, and authorized representatives, occasionally granting exclusive rights to market certain products within specific countries. This channel is supported and supplemented (where third party distribution is not available) by our regional sales offices in North America, Europe, Australia, China, Korea, New Zealand, Singapore, and United Arab Emirates. We also utilize distribution alliances, OEM relationships and joint ventures with other companies as a means to serve selected markets.

Sales to unaffiliated customers outside the United States comprised approximately 50% in 2004, 51% in 2003, and 49% in 2002. During the 2004 fiscal year, North and South America represented 57%, Europe, the Middle East and Africa represented 30%, and Asia represented 13% of our total revenues.

Support and Warranty

The warranty periods for our products are generally between one and three years. Selected military programs may require extended warranty periods up to 5.5 years, certain TDS products have a 90-day warranty period, and certain Nikon products have a five-year warranty period. We support our GPS products through a circuit board replacement program from locations in the United Kingdom, Germany, Japan, and the United States. The repair and calibration of our non-GPS products are available from company-owned or authorized facilities. We reimburse dealers and distributors for all authorized warranty repairs they perform.

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

Seasonality of Business

* Our revenues are affected by seasonal buying patterns in some of our businesses. Over half of our total revenue comes from our Engineering and Construction business, which has the biggest seasonal impact on our total revenue. This business, and therefore our total revenue, is seasonally strongest during the second quarter due to the start of the construction buying season in the northern hemisphere in spring. Typically, we expect the first and fourth quarters to be the seasonal lows due to the lack of construction during the winter months. The second quarter has averaged to 26.2% of total revenue in the last two fiscal years versus a straight line of 25% per quarter.

Backlog

In most of our markets, the time between order placement and shipment is short. Therefore, we believe that backlog is not a reliable indicator of present or future business conditions.

Manufacturing

Manufacturing of substantially all our GPS products is subcontracted to Solectron Corporation. During fiscal 2004 we utilized Solectron's Suzhou facilities in China for all of our Component Technologies products. During 2004 we expanded our use of Solectron in Mexico for our Field Solutions products and handhelds. We continue to utilize Solectron California for our high-end GPS products and new product introduction services. Solectron is responsible for substantially all material procurement, assembly, and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Solectron continues in effect until either party gives the other ninety days written notice.

We manufacture laser and optics-based products at our plants in Dayton, Ohio; Danderyd, Sweden; Jena and Kaiserslautern, Germany; Paris, France; and Toronto, Canada. Some of these products or portions of these products are also subcontracted to third parties for assembly.

Our manufacturing sites in Dayton, Ohio; Danderyd, Sweden; Jena and Kaiserslautern, Germany are registered to ISO9001:2000, covering the design, production, distribution, and servicing of all our products. The Component Technologies segment is registered to QS9000 for its automotive products. QS9000 is the automotive version of ISO9000 covering specific requirements for the market.

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

Our research and development expenditures, net of reimbursed amounts were $77.6 million for fiscal 2004, $67.6 million for fiscal 2003, and $61.2 million for fiscal 2002.

* We expect to continue investing in research and development with the goal of maintaining or improving our competitive position, as well as the goal of entering new markets.

Employees

As of December 31, 2004, we employed approximately 2,160 employees, including 31% in sales and marketing, 27% in manufacturing, 28% in engineering, and 14% in general and administrative positions. Approximately 44% of employees are in locations outside the United States.

Our employees are not represented by unions except for those in Sweden and some in Germany. We also employ temporary and contract personnel that are not included in the above headcount numbers. We have not experienced work stoppages or similar labor actions.

Available Information

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company's web site through www.trimble.com/investors.html, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Information contained on our web site is not part of this annual report on Form 10-K.

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:

Trimble Navigation Limited
749 North Mary Avenue, Sunnyvale, CA 94085
Attention: Investor Relations
Telephone: 408-481-8000

Executive Officers

The names, ages, and positions of the Company's executive officers as of March 1, 2005 are as follows:

Name                      Age    Position
----                      ---    --------
Steven W. Berglund        53     President and Chief Executive Officer
Rajat Bahri               40     Chief Financial Officer
William C. Burgess        58     Vice President, Human Resources
Joseph F. Denniston, Jr.  44     Vice President, Operations
Bryn A. Fosburgh          42     Vice President and General Manager,
                                      Engineering and Construction
Mark A. Harrington        49     Vice President, Strategy and Business
                                      Development
John E. Huey              55     Treasurer
Irwin L. Kwatek           65     Vice President and General Counsel
Michael W. Lesyna         44     Vice President, Business Transformation
Bruce E. Peetz            53     Vice President, Advanced Technology and
                                      Systems
Anup V. Singh             34     Vice President and Corporate Controller
Alan R. Townsend          56     Vice President and General Manager,
                                      Field Solutions
Dennis L. Workman         60     Vice President and General Manager,
                                      Component Technologies

Steven W. Berglund - Steven Berglund has served as president and chief executive officer of Trimble since March 1999. Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, a group within Spectra Physics AB, and a pioneer in the development of laser systems. He spent 14 years at Spectra Physics in a variety of senior leadership positions. In the early 1980s, Mr. Berglund spent a number of years at Varian Associates in Palo Alto, where he held a variety of planning and manufacturing roles. Mr. Berglund began his career as a process engineer at Eastman Kodak in Rochester, New York. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering in 1974. He later received his M.B.A. from the University of Rochester in New York in 1977.

Rajat Bahri - Rajat Bahri joined Trimble as Chief Financial Officer in January 2005. Prior to joining Trimble, Mr. Bahri served for more than 15 years in various capacities within the financial organization of several subsidiaries of Kraft Foods, Inc. and General Foods Corporation. Most recently, he served as the chief financial officer for Kraft Canada, Inc. From June 2000 to June 2001 he served as chief financial officer of Kraft Pizza Company. From 1997 to 2000, Mr. Bahri was Operations Controller for Kraft Jacobs Suchard Europe. Mr. Bahri holds a Bachelor of Commerce from the University of Delhi in 1985 and an M.B.A. from Duke University in 1987.

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

Bryn A. Fosburgh - Bryn Fosburgh joined Trimble in 1994 as a technical service manager for surveying, mining, and construction. In 1997, Mr. Fosburgh was appointed director of development for the Company's land survey business unit where he oversaw the development of field and office software that enabled the interoperability of Trimble survey products. From October 1999 to July 2002, he served as division vice president of survey and infrastructure. From 2002 to 2005, Mr. Fosburgh served as vice president and general manager of Trimble's Geomatics and Engineering (G&E) business area, with responsibility for all the division-level activities associated with survey, construction, and infrastructure solutions. In January 2005, he was appointed vice president and general manager of the Engineering and Construction Division. Prior to Trimble, he was a civil engineer with the Wisconsin Department of Transportation responsible for coordinating the planning, data acquisition, and data analysis for statewide GPS surveying projects in support of transportation improvement projects. He has also held various engineering, research and operational positions for the U.S. Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. in civil engineering from Purdue University in 1989.

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

Michael W. Lesyna -Michael Lesyna joined Trimble in September 1999 as vice president of strategic marketing. In September 2000, he was appointed vice president and general manager of the Mobile Solutions Division. In July 2004, Lesyna was appointed vice president of Business Transformation. In this cross-divisional role he focuses on driving operational improvements based on the marketing, sales and distribution channel strategies of Trimble's business segments. The scope of his work includes tailored business prioritization as well as lean manufacturing and lean overhead principles. Prior to Trimble, Mr. Lesyna spent six years at Booz Allen & Hamilton where he most recently served as a principal in the operations management group. Prior to Booz Allen & Hamilton, Mr. Lesyna held a variety of engineering positions at Allied Signal Aerospace. Mr. Lesyna received his M.B.A., as well as an M.S. and B.S. in mechanical engineering from Stanford University.

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

Anup V. Singh - Anup Singh joined Trimble in December 2001 as corporate controller. In August 2004 he was appointed vice president and corporate controller. Prior to joining Trimble, Mr. Singh was with Excite@Home from July 1999 to December 2001. During his tenure at Excite@Home, he held the positions of senior director of Corporate Financial Planning and Analysis, and international controller. Before Excite@Home, Mr. Singh also worked for 3Com

Corporation from December 1997 to July 1999, and Ernst & Young LLP in San Jose, California and London, England. Mr. Singh received his B.A. in 1991 and M.A. in 1995 in economics and management science from Cambridge University in England. He is also a chartered accountant and was admitted as a member of the Institute of Chartered Accountants in England and Wales in 1994.

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

Item 2            Properties

The following table sets forth the significant real property that we own or lease:

                                                              Size in
Location                      Segment(s) served               sq. feet     Commitment
--------                      -----------------               --------     ----------
Sunnyvale, California          All                             150,000     Leased, expiring 2005
                                                                           4 buildings
Huber Heights (Dayton), Ohio   Engineering & Construction,     150,000     Owned, no encumbrances
                               Field Solutions
                                                               57,200      Leased, expiring in 2011
                               Distribution                    35,600      Leased, month to month

Westminster, Colorado          Engineering & Construction,     73,000      Leased, expiring 2006
                               Field Solutions                             2 buildings

Corvallis, Oregon              Engineering & Construction      20,000      Owned, no encumbrances
                                                               21,000      Leased, expiring 2006

Richmond Hill, Canada          Portfolio Technologies          50,200      Leased, expiring 2007

Danderyd, Sweden               Engineering & Construction      93,900      Leased, expiring 2005

Christchurch, New Zealand      Engineering & Construction,     65,000      Leased, expiring 2010
                               Mobile Solutions, Field                     2 buildings
                               Solutions

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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

Our common stock is traded on the NASDAQ National Market under the symbol "TRMB." The table below sets forth, during the periods indicated, the high and low per share sale prices for our common stock as reported on the NASDAQ National Market.

                                            2004                 2003
                                        Sales Price           Sales Price
                 Quarter Ended         High      Low         High      Low
                 -------------         ----      ---         ----      ---
                 First quarter         $28.78    $20.15    $14.17     $8.68
                 Second quarter         29.50     22.43     18.50     12.43
                 Third quarter          32.16     21.55     19.57     14.97
                 Fourth quarter         34.45     24.56     25.60     13.49

As of December 31, 2004, there were approximately 1,075 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2004, the total number of securities outstanding under our stock option plans, the weighted average exercise price of such options, and the number of options available for grant under such plans. See Note 15 of the Notes to the Consolidated Financial Statements for a summary of our plans.


Plan Category               Number of securities to   Weighted average exercise    Number of securities remaining
                            be issued upon exercise      price of outstanding       available for future issuance
                            of outstanding options,     options, warrants and      under equity compensation plans
                              warrants and rights               rights             (excluding securities reflected
                               (a) (b) (c)                                                   in column (a))

Equity compensation plans
approved by security
holders:

Stock Option Plans ....         6,720,631                    $16.10                        2,275,485

Equity compensation plans
   not approved by
   security holders...

Total  .....................    6,720,631                    $16.10                        2,275,485

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results. In particular, because the results of operations and financial condition related to our acquisitions are included in our Consolidated Statements of Income and Consolidated Balance Sheets data commencing on those respective acquisition dates, comparisons of our results of operations and financial condition for periods prior to and subsequent to those acquisitions are not indicative of future results.



                                              December 31,   January 2,     January 3,  December 28,    December 29,
Fiscal Years Ended                                2004          2004         2003          2001            2000
------------------                                ----          ----         ----          ----            ----
(Dollar in thousands, except per share data)

Revenue                                      $     668,808  $    540,903  $     466,602  $    475,292  $     369,798

Gross margin                                 $     324,810  $    268,030  $     234,432  $    237,235  $     196,561
Gross margin percentage                                49%           50%            50%           50%            53%

Income (loss) from continuing operations (1) $      67,680  $     38,485  $      10,324  $   (23,492)  $      14,185
Gain on disposal of discontinued operations
   (net of tax)                              $           -  $          -  $           -  $        613  $           -

Net income (loss)                            $      67,680  $     38,485  $      10,324  $   (22,879)  $      14,185
Per common share:
Income (loss) from continuing operations

  - Basic                                    $        1.32  $       0.81  $        0.24  $     (0.63)  $        0.40

  - Diluted                                  $        1.23  $       0.77  $        0.24  $     (0.63)  $        0.37
Gain on disposal of discontinued operations
   (net of tax)

  - Basic                                    $           -  $          -  $           -  $       0.01  $           -

  - Diluted                                  $           -  $          -  $           -  $       0.01  $           -
Net income (loss)

  - Basic                                    $        1.32  $       0.81  $        0.24  $     (0.62)  $        0.40

  - Diluted                                  $        1.23  $       0.77  $        0.24  $     (0.62)  $        0.37
Shares used in calculating basic earnings
   per share                                        51,163        47,505         42,860        37,091         35,402
Shares used in calculating diluted earnings
   per share                                        54,948        50,012         43,578        37,091         38,964
Cash dividends per share                     $           -  $          -  $           -  $          -  $           -

Total assets                                 $     653,978  $    552,602  $     447,704  $    425,475  $     498,506
Non-current portion of long term debt and
   other liabilities                         $      38,226  $     85,880  $     114,051  $    131,759  $     143,553


(1) We have significant intangible assets on our Consolidated Balance Sheets that include goodwill and other purchased intangibles related to acquisitions. At the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Application of the non-amortization provisions of SFAS 142 significantly reduced amortization expense of purchased intangibles and goodwill to approximately $8.3 million for the fiscal year 2002 from $29.4 million in fiscal year 2001.

(2) We have reclassified deferred revenues previously included in accounts receivable, net to the liabilities section in the Consolidated Balance Sheets in fiscal year 2004. All prior periods have been changed to reflect this reclassification.

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


EXECUTIVE LEVEL OVERVIEW

Trimble's foundation remains positioning technology. We have augmented this technology with wireless communication and software capabilities in order to enable us to participate in a wider number of markets and to play a more central role in those markets. Our efforts to market these technologies can generally be characterized as falling into the categories of either end user markets or component markets. The Engineering and Construction, Field Solutions, and Mobile Solutions segments can be broadly described as end user markets and the Component Technologies and Portfolio Technologies segments can be described as components markets. In the end user markets we provide a value added solution to the end user. Typically this requires a solution that includes a hardware platform, significant applications software, and substantial levels of customer support. In the components businesses, we typically sell to another company that adds significant value and brings the solution to the end user.

The segments constituting the end user, solutions activities, make up over 80% of our revenue. The critical success factors in these businesses center around attaining a significant understanding of the end users' needs, applying that knowledge to create highly innovative products, integrating those products into an effective system, and establishing a proficient global, third-party distribution.

The components businesses require different characteristics to be successful. The customer is typically an OEM, system integrator, or other third party that integrates our components into a system. To satisfy this customer group, our focus is on price, product functionality, and quality. With recent product introductions we have begun to add higher functionality into our products in order to provide greater value and potentially capture higher average selling prices for our offerings. For example, our TrimTrac product integrates GPS and GSM cellular technologies into a fully functional location device. It establishes a new asset tracking or security capability at an aggressive price point and opens up a new class of customers and applications which were previously not available to us.

During 2004 we continued to execute our strategy with a series of actions that can be summarized in four categories.

Reinforcing our position in existing markets

Generally, we believe that our markets provide us with additional, substantial potential for substituting our technology for traditional methods. In 2004 we continued to develop new products and to strengthen our distribution channels to realize these opportunities. The acquisitions of GeoNav and TracerNET provided us with additional software capability and applications knowledge. A number of new products, such as the Easy Guide Plus, strengthened our competitive position and created new value for the user. The first full year of operation of our joint venture with Nikon proved successful in extending our position in surveying instruments.

Extend our position in existing markets through new product categories

We are utilizing the strength of the Trimble brand in our markets to expand our revenues by bringing new products to existing users. A 2004 example was the introduction of asset and fleet management services to the construction industry.

Bring existing technology to new markets

We continue to reinforce our position in existing markets, and positioned ourselves in newer markets that will serve as important sources of future growth. Our efforts in China, India, Russia, Korea and Eastern Europe all reflected improving financial results, with the promise of more in the future.

Pioneer completely new markets

In 2004 we introduced the TrimTrac product and Trimble Outdoors. Both products embed new feature sets and are intended to address markets not traditionally served by Trimble.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. We consider the accounting polices described below to be our critical accounting polices. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

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

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $123.9 million as of December 31, 2004, compared with $104.6 million as of January 2, 2004. The allowance for doubtful accounts as of December 31, 2004 was $9.0 million, compared with $10.0 million as of January 2, 2004. We evaluate the collectibility of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer's ability to pay. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

A reserve for sales returns is established based on historical trends in product return rates experienced in the ordinary course of business. The reserve for sales returns as of December 31, 2004 and January 2, 2004 included $2.2 million and $3.3 million, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation

Our inventories, net balance was $87.7 million as of December 31, 2004, compared with $70.8 million as of January 2, 2004. Our inventory allowances as of December 31, 2004 were $26.2 million, compared with $25.9 million as of January 2, 2004. Our inventory is recorded at the lower of standard cost or market (net realizable value). We generally use a standard cost accounting system to value inventory and these standards are reviewed a minimum of once a year and multiple times a year in our most active manufacturing plants. We adjust the inventory value based on estimated excess and obsolete inventories determined primarily by future demand forecasts. If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

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

The valuation allowance decreased by $21.8 million in fiscal 2004 and $13.1 million in fiscal 2003. Approximately $8 million of the valuation allowance at December 31, 2004 and $14.1 million at January 2, 2004 relates to the tax benefit of stock option deductions, which will be credited to equity if and when realized. In evaluating the need for a valuation allowance, we consider future taxable income, resolution of tax uncertainties and prudent and feasible tax planning strategies.

Goodwill Impairment

Goodwill as of December 31, 2004 was $259.5 million, compared with $241.4 million as of January 2, 2004. We performed goodwill impairment tests at the end of the fiscal third quarter of 2004 and 2003 for each reporting unit and found there was no impairment of our goodwill. We will continue to evaluate our goodwill for impairment on an annual basis at the end of each fiscal third quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

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

Accounting for Long-Lived Assets Including Intangibles Subject to Amortization

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

Warranty Costs

The liability for product warranties was $6.4 million as of December 31, 2004, compared with $5.1 million as of January 2, 2004. (See Note 2 of the Notes to the Consolidated Financial Statements for further information regarding our warranty liability.) The warranty periods for our products are generally between one and three years. Selected military programs may require extended warranty periods up to 5.5 years, certain TDS products have a five year or 90-day warranty period, and certain Nikon products have a five year warranty period. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and costs incurred by third parties performing warranty work on our behalf. Our expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment.

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

Stock Compensation

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for our stock option plans and stock purchase plan. Accordingly, we do not recognize compensation cost for stock options granted at a price equal to fair market value. Note 15 of the Notes to the Consolidated Financial Statements describes the plans we operate, and Note 2 of the Notes to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for fiscal 2004, 2003, and 2002 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date.

Investment in Joint Ventures

We have adopted the equity method of accounting for our investments in the Caterpillar and Nikon joint ventures. This requires that we record our share of the joint ventures' profits or losses in a given fiscal period. See Note 5 of the Notes to the Consolidated Financial Statements for joint venture accounting.

Upon the formation of our Caterpillar joint venture in April 2002, we received a cash distribution of $11.0 million. We have elected to treat the cash distribution as a deferred gain, being amortized to the extent that losses are attributable from the Caterpillar joint venture under the equity method described above. When and if the joint venture is profitable on a sustainable basis and future operating losses are not anticipated, then we will recognize as a gain, the portion of the $11.0 million, which is unamortized. To the extent that it is possible that we will have any future-funding obligation relating to the Caterpillar joint venture, then the relevant amount of the $11.0 million will be deferred until such time that the funding obligation no longer exists. As of December 31, 2004, the balance of the unamortized deferred gain was $9.2 million.

RECENT BUSINESS DEVELOPMENTS

Trimble Outdoors

During the fourth quarter of fiscal 2004, we announced our newest business, Trimble Outdoors. Trimble Outdoors is a consumer business utilizing GPS enabled cell phones to provide information for outdoor recreational activities. Trimble Outdoors performance is reported under our Portfolio segment.

GeoNav

* On July 5, 2004 we acquired GeoNav GmbH, a small provider of customized field data collection solutions for the cadastral survey market in Europe. We expect the acquisition to augment our capability for localization of our products in Europe. GeoNav's performance is reported under our Engineering and Construction segment.

TracerNET Corporation

* On March 5, 2004 we acquired TracerNET Corporation of Virginia, a provider of wireless fleet management solutions. We expect the TracerNET acquisition to offer more diverse and complete fleet management solutions. TracerNET's performance is reported under our Mobile Solutions segment.

Pacific Crest Corporation

* On January 10, 2005 we acquired Pacific Crest Corporation of Santa Clara, a supplier of wireless data communication systems for positioning and environmental monitoring applications. We expect the Pacific Crest acquisition to further enhance our wireless data communications capabilities in the Engineering and Construction business segment.

RESULTS OF OPERATIONS

Overview

The following table is a breakdown of revenue and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

                                       December 31,    January 2,    January 3,
Fiscal Years Ended                        2004           2004          2003
------------------                        ----           ----          ----
(Dollars in thousands)

Total consolidated revenue             $ 668,808      $ 540,903     $ 466,602
Gross Margin                           $ 324,810      $ 268,030     $ 234,432
Total consolidated operating income    $ 117,405      $  83,586     $  62,320

Basis of Presentation

We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2004 was December 31, 2004. Fiscal 2004 and fiscal 2003 were 52-week years and fiscal 2002 a 53-week year. As a result of the extra week in fiscal 2002, year-over-year results are not exactly comparable. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, the Company, analysts, shareholders, investors, and others will have to make appropriate adjustments to any analysis performed when comparing our activities and results in fiscal years that contain 53 weeks to those that contain the standard 52 weeks.

Impact of Weaker US Dollar on Operating Results in Fiscal 2004

The depreciation of the US dollar versus major European currencies positively impacted revenues by approximately $12.6 million in fiscal 2004 when compared with rates used throughout fiscal 2003. As a result of our significant manufacturing, distribution, research and development, and selling expenses incurred outside of the US, the weaker US dollar negatively impacted our operating income by approximately $3.0 million in fiscal 2004 when compared with rates used throughout fiscal 2003.

Revenue

In fiscal 2004, total revenue increased by $127.9 million or 23.6% to $668.8 million from $540.9 million in fiscal 2003. The increase in fiscal 2004 was primarily due to stronger performances in most of our operating segments driven by the new product offerings and increased penetration in the markets we serve (primarily Engineering and Construction and Field Solutions), expanded distribution and selective acquisitions (primarily Mobile Solutions and Portfolio Technologies), as well the positive impact of the weaker US dollar on revenues generated in foreign currencies, primarily the Euro. Total revenue in fiscal 2003 increased by $74.3 million or 15.9% to $540.9 million from $466.6 million in fiscal 2002. This increase was primarily due to the same factors outlined above as all of our operating segments demonstrated stronger performances versus prior periods.

* Total revenue outside the United States comprised approximately 50% in 2004, 51% in 2003, and 49% in 2002. During the 2004 fiscal year, North and South America represented 57%, Europe, the Middle East and Africa represented 30%, and Asia represented 13% of total revenues. In fiscal 2004, the United States comprised approximately 50% of total revenues. We anticipate that sales to international customers will continue to account for a significant portion of our revenue.

* No single customer accounted for 10% or more of our total revenues in fiscal 2004, 2003, and 2002. It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by us may adversely affect the results of operations.

Gross Margin

Our gross margin varies due to a number of factors including product mix, pricing, distribution channel used, the effects of production volumes, new product start-up costs, and foreign currency translations. Gross margin as a percentage of total revenues was 48.6 % in fiscal 2004 and 49.6% in fiscal 2003. The decrease in gross margin percentage for fiscal 2004, compared with fiscal 2003, was due to changes in the mix of products sold, principally related to increased sales of lower margin Nikon-branded survey and construction products, our agriculture products, pricing pressure in our Component Technologies business (which typically demonstrates increased unit volumes coupled with declining unit prices), the impact of the weaker US dollar on our non US manufacturing, and distribution costs.

Gross margin as a percentage of total revenues was 49.6% in fiscal 2003 and 50.2% in fiscal 2002. The slight decrease in gross margin percentage for fiscal 2003, compared with fiscal 2002, was due primarily to the introduction of the Nikon products in the third quarter, which was responsible for a margin decline of approximately 0.8%. This was partially offset by stronger sales of handheld survey products, GIS, wireless infrastructure, survey products as well as our ongoing focus on product cost reductions.

* Because of potential product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margins cannot be assured. In addition, should the global economic conditions deteriorate, gross margin could be further adversely impacted.

Operating Income

Operating income as a percentage of total revenue was 12.8% in fiscal 2004 compared to 10% in fiscal 2003 and 7.2% in fiscal 2002. The increase is driven by disciplined management of operating expenses and greater leverage due to revenue growth. The operating expenses represented 35.8% of total revenue in fiscal 2004 as compared to 39.6% in fiscal 2003.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following five segments:
Engineering and Construction, Field Solutions, Component Technologies, Mobile Solutions, and Portfolio Technologies. Operating income (loss) is net revenue less operating expenses, excluding general corporate expenses, amortization of purchased intangibles, restructuring charges, non-operating income (expense), and income taxes.

The following table is a breakdown of revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below.

                                                                December 31,   January 2,       January 3,
Fiscal Years Ended                                                 2004           2004            2003
------------------                                                 ----           ----            ----
(Dollars in thousands)
Engineering and Construction
   Revenue                                                      $   440,478    $  367,058       $  319,615
   Segment revenue as a percent of total revenue                        66%           68%              68%
   Operating income                                                  79,505        60,664           53,453
   Operating income as a percent of segment revenue                     18%           17%              17%
Field Solutions
   Revenue                                                          105,591        79,879           67,259
   Segment revenue as a percent of total revenue                        16%           15%              14%
   Operating income                                                  25,151        14,500            9,676
   Operating income as a percent of segment revenue                     24%           18%              14%
Component Technologies
   Revenue                                                           65,522        64,193           59,755
   Segment revenue as a percent of total revenue                         9%           12%              13%
   Operating income                                                  13,880        16,560           10,673
   Operating income as a percent of segment revenue                     21%           26%              18%
Mobile Solutions
   Revenue                                                           23,531        12,981            8,486
   Revenue as a percent of total consolidated revenue                    4%            2%               2%
   Operating loss                                                   (5,997)       (6,452)         (12,039)
   Operating loss as a percent of segment revenue                     (25%)         (50%)           (142%)
Portfolio Technologies
   Revenue                                                           33,686        16,792           11,487
   Segment revenue as a percent of total revenue                         5%            3%               2%
   Operating income (loss)                                            4,866       (1,686)              557
   Operating income (loss) as a percent of segment revenue              14%         (10%)               5%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

                                              January 31,     January 2,     January 3,
Fiscal Years Ended                               2004            2004           2003
------------------                               ----            ----           ----
(In thousands)
Consolidated segment operating income          $ 117,405     $   83,586      $  62,320
Unallocated corporate expense                    (22,901)       (20,320)       (19,098)
Amortization of purchased intangible assets       (8,327)        (7,312)        (8,300)
Restructuring charges                               (552)        (2,019)        (1,099)
Non-operating expense, net                       (10,701)       (18,350)       (19,999)
                                                 -------        -------        -------
Consolidated income before income taxes        $  74,924     $   35,585      $  13,824
                                               =========     ==========      =========

Engineering and Construction

Engineering and Construction revenues increased by $73.4 million or 20% while segment operating income increased by $18.8 million or 31.1% for fiscal 2004 as compared to fiscal 2003. The relatively strong environment of fiscal 2003 continued into fiscal 2004, resulting in continued robust demand for survey, machine control, and laser products. In addition, the full year effects for Nikon-branded products contributed to the year over year increase. Targeted new product introductions, such as the 5500 Servo Driven Station, provided improved market penetration. The weaker US dollar also contributed to increased revenues in this operating segment. Operating income increased at a higher rate than revenue growth due to greater operating leverage on expenses.

Engineering and Construction revenues increased by $47.4 million or 14.8% during fiscal 2003 as compared to fiscal 2002. Approximately half of the revenue increase was driven by new product introductions and our increased marketing efforts. The remaining increase was split evenly between geographic expansion, especially in Asia and Russia, and the impact of the weaker US dollar. Segment operating income increased due to higher revenues that were partially offset by increased operating expenses outside the United States (largely driven by the weaker US dollar), increased research and development spending on certain programs as we continue to invest in developing next generation technology, and lower margins earned on the sale of Nikon products. Overall, segment operating income remained consistent at 17% of revenues.

Field Solutions

Field Solutions revenues increased by approximately $25.7 million or 32.2% while segment operating income increased by $10.7 million or 73.5% for fiscal year 2004 as compared to fiscal 2003. Revenues increased primarily as a result of higher demand for both automated and manual guidance products in the agricultural market. In particular, revenues were enhanced by the introduction of EZ-Guide(R) Plus. We saw increases in our GIS product lines due to increases in our dealer and distributor business. Additionally, programs designed to expand our distribution channel by supplementing adding value-added, solutions focused business partners to our traditional dealer profile were successful. In addition, we saw improved results in Europe and increased opportunities in China. Increases in segment operating income were primarily due to higher revenues.

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

Component Technologies

Component Technologies revenues increased by $1.3 million or 2.1%, while segment operating income decreased by $2.7 million or 16.2% for the fiscal year 2004 as compared to fiscal 2003. Revenues increased primarily due to higher demand from vehicle navigation and tracking customers, partially offset by the decline in demand from wireless infrastructure customers. The segment operating income decrease was primarily due to pricing pressures from the embedded and in-vehicle navigation product lines, a less favorable product mix, and increased spending for development of new categories of products.

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

Mobile Solutions

Mobile Solutions revenues increased by $10.6 million or 81.3% in fiscal 2004 over fiscal 2003 due primarily to increases sales into the construction materials market, higher dealer sales and a significant enterprise sale. During the first quarter of fiscal 2004, we completed the acquisition of TracerNET to strengthen our presence in this segment. The benefits of the integration were not fully reflected until the fourth quarter of fiscal 2004 and the full year impact of these activities will not be realized until fiscal 2005. Segment operating loss decreased by $0.5 million or 7.1% in fiscal 2004 over fiscal 2003 due to increased revenues which was largely offset by increased expenses related to the integration of the TracerNET acquisition.

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

Portfolio Technologies

Portfolio Technologies revenues increased by $16.9 million or 100.6% while segment operating income increased by $6.6 million or 388.6% for fiscal 2004 as compared to fiscal 2003. The increases in revenues and operating income were primarily due to the inclusion of full year results of Applanix, acquired in July 2003, and higher sales of our military and advanced systems products.

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

Research and Development, Sales and Marketing, and General and Administrative Expenses

The following table shows research and development ("R&D"), sales and marketing, and general and administrative ("G&A") expenses in absolute dollars and as a percentage of total net revenues for the fiscal years ended 2004, 2003 and 2002 and should be read in conjunction with the narrative descriptions of those operating expenses below.

                                    December 31,            January 2,             January 3,
Fiscal Years Ended                     2004                   2004                    2003
------------------                     ----                   ----                    ----
(In thousands)
Research and development          $  77,558    11%      $  67,641    13%        $  61,232     13%
Sales and marketing                 108,054    16%         97,870    18%           89,344     19%
General and administrative           44,694     7%         39,253     7%           40,634      9%
                                     ------     -          ------     -            ------      -
                                  $ 230,306    34%      $ 204,764    38%        $ 191,210     41%
                                  ---------    --       ---------    --         ---------     --

Overall, R&D, sales and marketing, and G&A increased by approximately $25.5 million in fiscal 2004 compared to fiscal 2003. Incremental expenses arising from acquisitions were approximately $13.7 million and the impact of the weaker US dollar on non US operating expenses were approximately $7.6 million.

Research and development expenses increased by $9.9 million in fiscal 2004 compared to fiscal 2003 primarily due to sustaining engineering expenses and costs incurred related to new product development, continued investment in next generation technologies, and the effect of foreign currency fluctuations.

Research and development expenses increased by $6.4 million in fiscal 2003 compared to fiscal 2002 due to continued investment in next generation technology primarily in the Engineering and Construction segment, the weakness of the US dollar versus major European and New Zealand currencies, and also the inclusion of the research and development expenses from Applanix after its acquisition in July 2003.

* Overall spending remained relatively constant at approximately 13% of revenues. We expect to continue to devote resources to the development of new products and the enhancement of existing products. We believe that research and development is critical to our strategic product development objectives and that to leverage our leading technology and meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel.

Sales and marketing expenses increased by $10.2 million in fiscal 2004 compared to fiscal 2003, but decreased as a percent of total revenues. The majority of the increase was due to the increase in revenue, promotional programs associated with new products, and the foreign exchange impact on expenses in our non US operations.

Sales and marketing expenses increased by $8.5 million in fiscal 2003 compared to fiscal 2002 primarily due to higher revenue, increased sales efforts mostly in emerging geographic areas such as China and Russia, the impact of the weaker US dollar in Europe, and the inclusion of Applanix sales and marketing expenses not applicable in the prior fiscal year.

* We intend to continue to focus and expand our sales and marketing efforts across all the geographies and markets we serve in order to increase market awareness of our products and to better support our existing customers worldwide. Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and exploit new markets for our products.

General and administrative expenses increased by $5.4 million in fiscal 2004 compared to fiscal 2003 primarily due to the inclusion of G&A expenses from acquisitions, compliance with Sarbanes-Oxley, and bad debt expenses of $1.2 million. Spending overall remained relatively constant at approximately 7% of revenues.

General and administrative expenses in fiscal 2003 decreased by $1.4 million and represented 7.3% of revenues compared with 8.7% in fiscal 2002. In fiscal 2002, we experienced higher bad debt expenses, primarily due to the bankruptcy of a large Japanese distributor. In addition, in fiscal 2003 we incurred $3.0 million less in information systems expenses. These reductions were offset in fiscal 2003 by lower sublease income received, expenses from Applanix after the acquisition in July 2003, and higher compensation costs.

Other Operating Expenses

Restructuring Charges

Restructuring charges of $0.6 million, $2.0 million, and $1.1 million were recorded in fiscal years 2004, 2003 and 2002, respectively. The charges in fiscal 2004 were primarily related to severance costs due to the realignment of Trimble Mobile Solutions, Inc., while charges in fiscal 2003 were primarily related to our Japanese office relocation due to the Nikon-Trimble joint venture formation As a result of these actions, the headcount of the affected operations decreased by 36, 77 and 49 in fiscal 2004, 2003, and 2002, respectively. As of December 31, 2004, the remaining accrual balance of $0.4 million is primarily related to severance expected to be paid in fiscal 2005.

Amortization of Purchased and Other Intangible Assets

                                                   December 31,       January 2,       January 3,
Fiscal Years Ended                                     2004              2004             2003
------------------                                     ----              ----             ----
(in thousands)
Amortization of purchased intangibles              $   8,327         $   7,312        $   8,300
Amortization of other intangible assets                  183               604              868
                                                         ---               ---              ---
Amortization of purchased and other intangible
   assets                                          $   8,510         $   7,916        $   9,168
                                                   ---------         ---------        ---------

Amortization expense of purchased and other intangibles represented 1.3% of revenue in fiscal 2004, having increased $0.6 million from fiscal 2003 when it represented 1.5% of revenue.

Amortization expense of purchased and other intangibles represented 1.5% of revenue in fiscal 2003, having decreased by approximately $1.3 million from fiscal 2002 when it represented 2% of revenue. The decrease was due to certain Spectra intangibles being fully amortized during fiscal 2003.

Non-operating Expense, Net

The following table shows non-operating expense, net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

                                             December 31,      January 2,     January 3,
Fiscal Years Ended                               2004             2004           2003
------------------                               ----             ----           ----
(in thousands)
Interest income                              $      436      $      465       $     659
Interest expense                                 (3,888)        (11,938)        (14,710)
Foreign exchange loss                              (859)           (592)           (823)
Expenses for affiliated operations, net          (7,590)         (6,403)         (3,954)
Other income (expense)                            1,200             118          (1,171)
                                                  -----             ---          ------
Total non-operating expense, net             $  (10,701)      $ (18,350)      $ (19,999)
                                             ===========      ==========      ==========


Non-operating expense, net decreased by $7.6 million or 42% during fiscal 2004 as compared with fiscal 2003 primarily due to lower interest expense after the repayment of the principal balance of a subordinated note in June 2003, the write off of $2.3 million of debt issuance costs as a result of our debt refinancing in June 2003 and $1.3 million related to the write off of the remaining unamortized portion of the warrants issued to Spectra Physics Holdings, Inc. The increases in expense for affiliated operations were primarily due to our higher construction machine control revenues which led to increased impact from the pricing effects of transactions between us and the Caterpillar joint venture. (See Note 5 of the Notes to the Consolidated Financial Statements for financial information regarding joint ventures). This was partially offset by $1.1 million related to our share of profits in the Nikon-Trimble joint venture. The increase in other income (expense) was primarily due to a net gain related to the sale of an investment.

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

In fiscal 2003, interest expense decreased by approximately $2.8 million due to continued debt repayment during the year of approximately $51.8 million, combined with the effect of lower interest rates. Offsetting the lower debt interest, during the year, we recorded approximately $3.6 million of interest expense due to the write off of $2.3 million of unamortized debt issuance costs as a result of our debt refinancing in June 2003, as well as $1.3 million related to the unamortized portion of warrants associated with the principal balance of a subordinated note.

Income Tax Provision

Our effective income tax rates for fiscal years 2004, 2003 and 2002 were 10%, (8%) and 25%, respectively. The fiscal 2002 income tax rate differs from the US federal statutory rate of 35% due primarily to non-US taxes and the inability to realize the benefit of net operating losses. The 2004 and 2003 income tax rates are less than the US federal statutory rate, primarily due to the realization of benefits from net operating losses and other previously reserved deferred tax assets.

* We expect our effective income tax rate to go up in fiscal year 2005 because of the significant realization of the valuation allowance for deferred taxes in fiscal year 2004. The Company expects its effective income tax rate to approximate 35%.

* In October  2004,  The American  Jobs Creation Act of 2004 was signed into law providing changes in the tax law including an incentive to repatriate undistributed earnings of foreign subsidiaries. We are currently evaluating the potential impact of these provisions, including assessing the details of the Act, analyzing the funds available for repatriation, the economic cost of doing so and assessing the qualified uses of repatriated funds. However, given the preliminary stage of our evaluation, it is not possible to determine the impact to our fiscal year 2005 income tax provision. The Company expects to complete its evaluation by September 30, 2005.

Litigation Matters

* From time to time, we are involved in litigation arising out of the ordinary course of our business. There are no known claims or pending litigation that are expected to have a material effect on our overall financial position, results of operations, or liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

                                                         December 31,        January 2,         January 3,
As of and for the Fiscal Year Ended                          2004               2004               2003
-----------------------------------                          ----               ----               ----
(dollars in thousands)
Cash and cash equivalents                                $    71,872         $   45,416          $  28,679
As a percentage of total assets                                11.1%               8.3%               6.5%
Accounts receivable days sales outstanding (DSO) (1)              61                 65                 64
Inventory turns per year                                           4                  4                  5
Total debt                                               $    38,996         $   90,486          $ 138,525
Cash provided by operating activities                    $    73,115         $   36,460          $  32,316
Cash used in investing activities                        $   (25,133)        $  (22,653)         $  (5,766)
Cash provided (used) by financing activities             $   (24,159)        $       54          $ (31,729)
Net increase/(decrease) in cash and cash equivalents     $    26,456         $   16,737          $  (2,399)

(1) We have reclassified deferred revenues previously included in accounts receivable, net to the liabilities section in the Consolidated Balance Sheets in fiscal year 2004 and for all periods presented. As such, the DSO calculation for all fiscal periods has been restated.

Cash and Cash Equivalents

In fiscal 2004, our cash and cash equivalents increased by $26.5 million from fiscal 2003. The increase was primarily due to cash generated by operating activities, partially offset by cash used in investing activities for acquisitions and cash used in financing activities for debt repayment.

In fiscal 2004, cash provided by operating activities was $73.1 million, as compared to $36.5 million in fiscal 2003. The increase of $36.7 million was primarily driven by the $29.2 million increase in net income during fiscal 2004 compared to fiscal 2003 and better management of working capital. Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital. Our accounts receivable days for sales outstanding decreased from 65 days at the end of fiscal 2003 to 61 days at the end of fiscal 2004. Our inventory turns was unchanged at four at the end of fiscal 2004 and 2003.

Cash used in investing activities was $25.1 million in fiscal 2004 as compared to $22.7 million in fiscal 2003. The increase was primarily due to cash acquisitions and investment in capital equipment. During fiscal 2004, we spent approximately $12.8 million on capital expenditures.

Cash used in financing activities was $24.2 million in fiscal 2004 as compared to $54,000 in fiscal 2003. However, during fiscal 2004, we repaid approximately $65.2 million of debt related to our previous Credit Facility. These debt payments were funded by cash provided by operating activities, and the issuance of common stock to employees pursuant to our stock option plan and employee stock purchase plan of approximately $26.8 million.

* We believe that our cash and cash equivalents, together with our credit facilities, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. At December 31, 2004, we had $71.9 million of cash and cash equivalents as well as access to $118 million of cash under the terms of our revolver loans.

* We expect fiscal 2005 capital expenditures to be approximately $14 million to $15 million, primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Debt

At the end of fiscal 2004, our total debt was approximately $39 million as compared with approximately $90.5 million at the end of fiscal 2003. This balance primarily consists of $31.3 million outstanding under a term loan and $7 million outstanding under a senior secured revolving credit facility. On June 25, 2003, we obtained a new Credit Facility (comprising of a term loan and revolver) in the amount of $109 million that enabled us to pay off our indebtedness under our previous credit facility and a subordinated note used to finance the Spectra Physics acquisition.

The new Credit Facility is secured by all material assets of our Company, except for a portion of assets that are not pledged due to foreign tax considerations. Financial covenants of the Credit Facility include leverage, fixed charge, and minimum net worth tests. At December 31, 2004 and as of the date of this report, we are in compliance with all debt covenants. The amortized principal, interest, and commitment fees due under the Credit Facility are paid quarterly. Under the four-year term loan portion of the Credit Facility, we are due to make payments (excluding interest) of approximately $12.5 million in each of the next two fiscal years (2005 and 2006), and $6.3 million in fiscal 2007.

Under the terms of the Credit Facility, we are allowed to pay dividends and repurchase shares of our common stock up to 25% of net income in the previous fiscal year. For additional discussion of our debt, see Note 9 of Notes to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2004:

                                                                Payments Due By Period
                                                                ----------------------
                                                               Less         1-3           3-5         More
                                                               than                                   than
                                                 Total        1 year       Years         years          5
                                                 -----        ------       -----         -----          -
                                                                                                      years
(in thousands)
Total debt including interest                 $   39,693   $   20,483    $   19,210    $       -    $       -
Operating leases                                  23,957       11,412         6,591        4,018        1,936
Other purchase obligations and commitments        49,862       45,703         4,159            -            -
                                                  ------       ------         -----        -----        -----
Total (1)                                     $  113,512   $   77,598    $   29,960    $   4,018    $   1,936
                                              ==========   ==========    ==========    =========    =========

(1) Total excludes contractual obligations already recorded on our balance sheet as current liabilities, or certain obligations as discussed below.

* As of December 31, 2004, $22.6 million of our total debt was subject to variable quarterly interest rates. Per our loan agreement, we pay a three-month LIBOR rate plus a certain spread that depends on our leverage ratio. Our spread is expected to be 1.5% over the remaining life of the debt. We have assumed a three-month LIBOR rate of 2.56% for the first quarter of fiscal 2005 and have forecasted an increase of 25 basis point quarter over quarter to a maximum of 4.81%. (See Note 9 of the Notes to the Consolidated Financial Statements for further financial information regarding long-term debt)

Other purchase obligations and commitments represent open purchase orders for material purchases with our customers and a forecasted commitment with a supplier for outsourced services as described in Note 10 of the Notes to the Consolidated Financial Statements. Our pension obligation which is not included in the table above, and is included in "Other non-current liabilities" on our Consolidated Balance Sheets, is disclosed at Note 16 of the Notes to the Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If we had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, assuming that adoption would result in amounts similar to the current pro forma disclosures under SFAS 123R, net income would have been reduced by approximately $8.6 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. We are currently evaluating these transition methods.

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

Our Annual and Quarterly Performance May Fluctuate.

Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

o    changes in market demand,
o    competitive market conditions,
o    market acceptance of existing or new products,
o    fluctuations in foreign currency exchange rates,
o    the cost and availability of components,
o    our ability to manufacture and ship products,
o    the mix of our customer base and sales channels,
o    the mix of products sold,
o    our ability to expand our sales and marketing organization effectively,
o    our ability to attract and retain key technical and managerial employees,
o    the timing of shipments of products under contracts and
o    general global economic conditions.

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

Failure to maintain effective internal controls in compliance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to include an internal control report of management in our Annual Report on Form 10-K. For fiscal 2004 we satisfied the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments.

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

We Are Subject to the Adverse Impact of Radio Frequency Congestion.

We have certain products, such as GPS RTK systems, and surveying and mapping systems that use integrated radio communication technology requiring access to available radio frequencies allocated by the FCC (or the NTIA in the case of federal government users of this equipment) for which the end user is required to obtain a license in order to operate their equipment. In addition, access to these frequencies by state agencies is under management by state radio communications coordinators. Some bands are experiencing congestion that excludes their availability for access by state agencies in some states. To reduce congestion, the FCC announced that it will require migration of radio technology from wideband to narrowband operations in these bands. In December 2003, the FCC stayed the effectiveness of its new rules until it acts on petitions requesting a reconsideration of this new requirement. The stay is indefinite at this point and the outcome of this proceeding is unknown at this time. An inability to obtain access to these radio frequencies by end users, and for new products to comply with FCC requirements, could have an adverse effect on our operating results.

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

In addition, there can be no assurance that the US Government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the US Government for the use of GPS without charge will remain unchanged. However, a 1996 Presidential Decision Directive marks the first time in the evolution of GPS that access for civilian use free of direct user fees is specifically recognized and supported by Presidential policy reaffirmed in 2004. In addition, Presidential policy has been complemented by corresponding legislation, signed into law. Because of ever-increasing commercial applications of GPS, other US Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies.

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

The European governments have begun development of an independent satellite navigation system, known as Galileo. We believe we will have access to the signal design to develop compatible receivers. However, if access to the signal structure is delayed it may have a materially adverse effect on our business and operating results.

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

We Are Dependent on Retaining and Attracting Highly Skilled Development and Managerial Personnel.

Our ability to maintain our competitive technological position will depend, in a large part, on our ability to attract, motivate, and retain highly qualified development and managerial personnel. Competition for qualified employees in our industry and locations is intense, and there can be no assurance that we will be able to attract, motivate, and retain enough qualified employees necessary for the future continued development of our business and products.

We May Encounter Problems Associated With International Operations and Sales.

Our customers are located throughout the world. Sales to unaffiliated customers in non-US locations represented approximately 50% of our revenues in our fiscal year 2004, 51% of our revenues in our fiscal year 2003, and 49% in our fiscal year 2002, respectively. In addition, we have significant international operations, including a joint venture, manufacturing facilities, sales personnel and customer support operations. We have sales offices outside the US. Our non-US manufacturing facilities are in Sweden, Canada, France, and Germany, and we have a regional fulfillment center in the Netherlands. Our non-US presence exposes us to risks not faced by wholly US companies.

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

We Are Exposed to Fluctuations in Currency Exchange Rates.

A significant portion of our business is conducted outside the United States, and as such, we face exposure to movements in non-US currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. In fiscal 2004, the US dollar continued to weaken against several major currencies in which we do business, adversely impacting our financial results. The weaker US dollar negatively impacts our operating income due to significant manufacturing, distribution, research and development, and selling expenses incurred outside of the US, while the weaker US dollar positively impacts our revenues generated in foreign currencies, primarily the Euro.

Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. Our attempts to hedge against these risks may not be successful resulting in an adverse impact on our net income.

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

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2004, our stock price ranged from $20.15 to $34.45. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

We may be Materially Affected by New Regulatory Requirements.

We face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of many of our products. The European Union ("EU") has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (WEEE) directive, which directs EU member states to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for specified collection, recycling, treatment and environmentally sound disposal of products placed on the market after August 13, 2005 and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment ("RoHS") directive. The RoHS directive restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006.

Similar laws and regulations have been or may be enacted in other regions, including in the United States, China and Japan. Other environmental regulations may require us to reengineer our products to utilize components which are more environmentally compatible and such reengineering and component substitution may result in additional costs to us. Although we do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on our business.

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

Market Interest Rate Risk

We are exposed to market risk due to the possibility of changing interest rates under our secured Credit Facility. Our Credit Facility is comprised of a three-year, US dollar-only revolver that expires on June 25, 2006, and a four-year term loan that expires on June 25, 2007. Borrowings under the Credit Facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on our Leverage Ratio. The revolver matures on June 25, 2006 and has an outstanding principal balance of $7 million, while the term loan matures on June 25, 2007 and has an outstanding principal balance of $31.25 million, as of December 31, 2004 (all in US currency only). The three-month LIBOR effective rate at December 31, 2004 was 2.56%. A hypothetical 10% increase in three-month LIBOR rates could result in approximately $98,000 annual increase in interest expense on the existing principal balances. We have hedged the market risk with an interest rate swap on 50% of our term loan. The rate on that interest rate swap is 2.517%.

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

Foreign exchange forward contracts outstanding as of December 31, 2004 and January 2, 2004 are summarized as follows (in thousands):

                                December 31, 2004                   January 2, 2004
                                -----------------                   ---------------
                         Nominal Amount      Fair Value        Nominal Amount        Fair Value
                         --------------      ----------        --------------        ----------
Forward contracts:
     Purchased           $   (15,875)        $     431         $    15,767           $  (1,666)
     Sold                $    22,750         $    (970)        $    44,236           $   2,994

* We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

                           TRIMBLE NAVIGATION LIMITED
                          INDEX TO FINANCIAL STATEMENTS



Consolidated Balance Sheets at December 31, 2004 and January 2, 2004..........44

Consolidated Statements of Income for each of the three fiscal years in the period ended December 31, 2004......................................45

Consolidated Statement of Shareholders' Equity for each of the three fiscal years in the period ended December 31, 2004.........................46

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 31, 2004......................................47

Notes to Consolidated Financial Statements....................................48

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm...72

Item 8.           Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS


                                                                          December 31,        January 2,
As at                                                                         2004              2004
-----                                                                         ----              ----
(in thousands)
ASSETS
Current assets:
        Cash and cash equivalents                                       $     71,872        $    45,416
        Accounts receivable, less allowance for doubtful
         accounts of $8,952 and $9,953, respectively                         123,938            104,634
        Other receivables                                                      4,182              6,415
        Inventories, net                                                      87,745             70,826
        Deferred income taxes                                                 21,852              4,380
        Other current assets                                                   7,878              8,847
                                                                               -----              -----
              Total current assets                                           317,467            240,518
Property and equipment, net                                                   30,991             27,379
Goodwill                                                                     259,522            241,425
Other purchased intangible assets, net                                        13,835             19,741
Deferred income taxes                                                          8,019              4,173
Other assets                                                                  24,144             19,366
                                                                              ------             ------
              Total non-current assets                                       336,511            312,084
                                                                             -------            -------
              Total assets                                              $    653,978        $   552,602
                                                                        ============        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt                               $     12,500        $    12,885
        Accounts payable                                                      43,551             26,019
        Accrued compensation and benefits                                     31,202             25,950
        Accrued liabilities                                                   11,510             15,599
        Deferred revenues                                                      9,317              7,699
        Accrued warranty expense                                               6,425              5,147
        Deferred income taxes                                                  2,521              1,136
        Income taxes payable                                                  11,951              9,969
                                                                              ------              -----
              Total current liabilities                                      128,977            104,404
Non-current portion of long-term debt                                         26,496             77,601
Deferred gain on joint venture                                                 9,179              9,845
Deferred income tax                                                            5,435              4,229
Other non-current liabilities                                                 11,730              8,279
                                                                              ------              -----
              Total liabilities                                              181,817            204,358
                                                                             -------            -------
Commitments and contingencies
Shareholders' equity:
        Preferred stock no par value; 3,000 shares authorized;
         none outstanding                                                       --                 --
        Common stock, no par value; 90,000 shares authorized;
         52,213 and 49,988 shares issued and outstanding at
         December 31, 2004 and January 2, 2004, respectively                 345,127            303,015
        Retained earnings                                                     82,670             14,990
        Accumulated other comprehensive income                                44,364             30,239
                                                                              ------             ------
              Total shareholders' equity                                     472,161            348,244
                                                                             -------            -------
              Total liabilities and shareholders' equity                $    653,978        $   552,602
                                                                        ============        ===========

See accompanying Note to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                          December 31,        January 2,        January 3,
Fiscal Years Ended                                            2004               2004              2003
------------------                                            ----               ----              ----
(in thousands, except per share amounts)
Revenue  (1)                                             $    668,808        $   540,903       $   466,602
Cost of sales (1)                                             343,998            272,873           232,170
                                                              -------            -------           -------
Gross margin                                                  324,810            268,030           234,432

Operating expenses
        Research and development                               77,558             67,641            61,232
        Sales and marketing                                   108,054             97,870            89,344
        General and administrative                             44,694             39,253            40,634
        Restructuring charges                                     552              2,019             1,099
        Amortization of purchased intangible assets             8,327              7,312             8,300
                                                                -----              -----             -----
              Total operating expenses                        239,185            214,095           200,609
                                                              -------            -------           -------
Operating income                                               85,625             53,935            33,823
Non-operating income (expense), net
        Interest income                                           436                465               659
        Interest expense                                       (3,888)           (11,938)          (14,710)
        Foreign currency transaction loss, net                   (859)              (592)             (823)
        Expenses for affiliated operations, net                (7,590)            (6,403)           (3,954)
        Other income (expense), net                             1,200                118            (1,171)
                                                                -----                ---            ------
             Total non-operating expense, net                 (10,701)           (18,350)          (19,999)
                                                              -------            -------           -------
Income before taxes                                            74,924             35,585            13,824
Income tax provision (benefit)                                  7,244             (2,900)            3,500
                                                                -----             ------             -----
Net income                                               $     67,680        $    38,485       $    10,324
                                                         ============        ===========       ===========

Basic earnings per share                                 $       1.32        $      0.81       $      0.24
Shares used in calculating basic earnings per share            51,163             47,505            42,860

Diluted earnings per share                               $       1.23        $      0.77       $      0.24
Shares used in calculating diluted earnings per share          54,948             50,012            43,578


(1) Sales to related parties were $7.6 million, $4.0 million, and $0 in fiscal 2004, 2003 and 2002, respectively, while cost of sales to those related parties were $3.8 million, $1.9 million, and $0 in fiscal 2004, 2003 and 2002, respectively. See Note 5 to these Consolidated Financial Statements for a discussion of related parties.

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                    Common stock                       Accumulative
                                                                           Retained       Other          Total
                                                                           Earnings   Comprehensive  Shareholders'
                                                 Shares        Amount     (Deficit)   Income/(Loss)      Equity
                                                 ------        ------     ---------   -------------      ------
(in thousands)
Balance at December 28, 2001                      40,294      $191,224    $ (33,819)     $ (18,916)      $138,489
  Components of comprehensive income:
    Net income                                                               10,324                        10,234
    Gain on interest rate swap                                                                 210            210
    Unrealized loss on investments                                                             (17)           (17)
    Foreign currency translation adjustments                                                17,697         17,697
                                                                                            ------         ------
          Total comprehensive income                                                                       28,214
                                                                                                           ------
  Issuance of common stock in connection           1,190        12,033                                     12,033
      with acquisitions, net
  Issuance of common stock under employee
      plans and exercise of warrants                 561         4,091                                      4,091
  Issuance of warrants                                           1,528                                      1,528
  Issuance of common stock in private
  placement                                        1,920        16,996                                     16,996
                                                   -----        ------      ------         ------          ------
Balance at January 3, 2003                        43,965       225,872      (23,495)        (1,026)       201,351
   Components of comprehensive income:
    Net income                                                               38,485                        38,485
    Loss on interest rate swap                                                                  (7)            (7)
    Unrealized gain on investments                                                              74             74
    Foreign currency translation adjustments                                                31,198         31,198
                                                                                            ------         ------
          Total comprehensive income                                                                       69,750
                                                                                                           ------
  Issuance of common stock in connection           1,282        25,795                                     25,795
      with acquisitions and joint venture,
      net
  Issuance of common stock under employee
      plans and exercise of warrants               1,593        13,929                                     13,929
  Issuance of warrants                                             836                                        836
  Issuance of common stock in private
  placement                                        3,148        36,583                                     36,583
                                                   -----        ------       ------         ------         ------
Balance at January 2, 2004                        49,988       303,015       14,990         30,239        348,244
   Components of comprehensive income:
    Net income                                                               67,680                        67,680
    Gain on interest rate swap                                                                 106            106
    Unrealized loss on investments                                                              (6)            (6)
    Foreign currency translation
       adjustments, net of tax                                                              14,025         14,025
                                                                                            ------         ------
          Total comprehensive income                                                                       81,805
                                                                                                           ------
  Issuance of common stock in connection             294           899                                        899
      with acquisitions, net
  Issuance of common stock under employee
      plans, exercise of warrants                  1,930        26,805                                     26,805
  Tax benefit from stock option exercises                       14,408                                     14,408
                                                  ------      --------    ---------      ---------       --------
Balance at December 31, 2004                      52,213      $345,127    $  82,670      $  44,364       $472,161
                                                  ------      --------    ---------      ---------       --------

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   December 31,          January 2,         January 3,
Fiscal Years Ended                                                     2004                 2004               2003
------------------                                                     ----                 ----               ----
(In thousands)
Cash flows from operating activities:
         Net income                                               $     67,680         $    38,485        $    10,324
Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation                                                    8,874               8,864              9,850
         Amortization                                                    8,510               7,916              9,168
         Provision for doubtful accounts                                 1,210                 (32)             5,443
         Net loss on sale of fixed assets                                  202                   -                423
         Amortization of deferred gain                                       -                   -             (1,061)
         Amortization of debt issuance cost                                487               3,515              1,197
         Deferred income taxes                                          (1,482)             (6,532)             1,464
         Other                                                            (223)              2,533                193
         Decrease (increase) in assets and liabilities:
                 Accounts receivable, net                              (17,245)            (13,944)           (11,043)
                 Deferred revenues                                       1,619               1,650                (32)
                 Other receivables                                       2,231              (4,389)               460
                 Inventories, net                                      (15,529)             (4,862)            (7,649)
                 Other current and non-current assets                      (69)               (792)            (3,920)
                 Effect of foreign currency translation
                 adjustment                                             (1,461)              6,895                438
                 Accounts payable                                       14,668              (6,387)             8,593
                 Accrued compensation and benefits                       4,847               6,723              3,452
                 Deferred gain on joint venture                           (665)               (947)            10,792
                 Accrued liabilities                                    (1,757)             (6,437)            (4,823)
                 Income taxes payable                                    1,218               4,201               (953)
                                                                         -----               -----               ----
Net cash provided by operating activities                               73,115              36,460             32,316
                                                                        ------              ------             ------

Cash flows from investing activities:
         Acquisition of property and equipment                         (12,750)            (10,901)            (7,157)
         Proceeds from sale of assets                                      546                 334              1,407
         Cost of acquisitions, net of cash acquired                    (11,388)             (6,606)             1,718
         Cost of joint venture and equity investments                   (1,500)             (4,810)                 -
         Costs of capitalized patents                                      (41)               (670)            (1,734)
                                                                           ---                ----             ------
Net cash used in investing activities                                  (25,133)            (22,653)            (5,766)
                                                                       -------             -------             ------

Cash flows from financing activities:
         Issuance of common stock and warrants                          26,805              50,514             21,393
         (Payment) collection of notes receivable                          271               1,326             (1,082)
         Proceeds from long-term debt and revolving credit
         lines                                                          14,000             138,288             18,000
         Payments on long-term debt and revolving credit lines         (65,235)           (190,074)           (70,040)
                                                                       -------            --------            -------
Net cash provided by (used in) financing activities                    (24,159)                 54            (31,729)
                                                                       -------            ---------           -------

Effect of exchange rate changes on cash and cash equivalents             2,633               2,876              2,780

Net increase (decrease) in cash and cash equivalents                    26,456              16,737             (2,399)
Cash and cash equivalents, beginning of period                          45,416              28,679             31,078
                                                                        ------              ------             ------
Cash and cash equivalents, end of period                          $     71,872         $    45,416        $    28,679
                                                                  ============         ===========        ===========

See accompanying Notes to the Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

Trimble Navigation Limited began operations in 1978 and incorporated in California in 1981. Trimble provides advanced positioning product solutions, most typically to commercial and government users. The principal applications served include surveying, construction, agriculture, urban and natural resource management, defense, and fleet and asset management. The Company's products typically provide its customers benefits that can include lower costs, and higher productivity. Examples of products include systems that guide agricultural and construction equipment, surveying instruments, systems that track fleets of vehicles, and data collection systems that enable the management of large amounts of geo referenced information. In addition, the Company also manufactures components for in vehicle navigation and telematics systems, and timing modules used in the synchronization of wireless networks.

NOTE 2: ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for revenue recognition, allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, investments, goodwill impairments, and income taxes among others. The actual results experienced by the Company may differ materially from management's estimates.

Basis of Presentation

Trimble has a fiscal year that ends on the Friday nearest to December 31. Fiscal 2004, a 52-week year, ended on December 31, 2004 and fiscal 2003, also a 52-week year, ended on January 2, 2004. Fiscal year 2002 was a 53-week year that ended on January 2, 2003. The financial results of fiscal year 2002 have an extra week, and therefore will not be exactly comparable to the prior and subsequent 52-week fiscal years.

These Consolidated Financial Statements include the results of Trimble and its subsidiaries. Inter-company accounts and transactions have been eliminated.

Certain amounts from prior years have been reclassified to conform to the current year presentation. The Company has reclassified deferred revenues previously included in accounts receivable, net to the liabilities section in the Consolidated Balance Sheets in fiscal year 2004 and for all periods presented.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in local currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Where the U.S. dollar is the functional currency, translation adjustments are recorded in foreign currency transaction loss, net.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with insignificant interest rate risk and maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The fair value of certain of the Company's financial instruments, including cash and cash equivalents, and other accrued liabilities approximate cost because of their short maturities. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Concentration of Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.

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

Trimble evaluates the collectibility of its trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer's ability to pay. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations to the Company, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount Trimble believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company's recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

Inventories

Inventories are stated at the lower of standard cost or market (net realizable value). Standard costs approximate actual costs, which are generally on a first-in, first out basis. The Company uses a standard cost accounting system to value inventory and these standards are reviewed at a minimum of once a year and multiple times a year in the most active manufacturing plants. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Software Development Costs

Software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," have not been material to date.

Goodwill, Purchased Intangible Assets and Long-Lived Assets

Intangible assets include goodwill, assembled workforce, distribution channels, patents, licenses, technology, acquired backlog and trademarks which are capitalized at cost. Intangible assets with definite lives are amortized on the straight-line basis. Useful lives generally range from five to seven years with weighted average useful life of 5.7 years.

If facts and circumstances indicate that the goodwill, other intangible assets, or property and equipment may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write-down to fair market value or discounted cash flow value is required. Trimble performed an annual impairment test of goodwill at the end of the third fiscal quarter of 2004, 2003 and 2002, respectively, and found there was no impairment of goodwill. Trimble will continue to evaluate its goodwill for impairment on an annual basis at the end of each fiscal third quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

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

Contracts and customer purchase orders are typically used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

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

A reserve for sales returns is established based on historical trends in product return rates experienced in the ordinary course of business. The reserve for estimated future returns is recorded as a reduction of our accounts receivable and revenue. If the actual returns were to deviate from the historical data on which the sales reserve had been established, the Company's revenue could be adversely affected.

Support and Warranty

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on Trimble's behalf. The products sold are generally covered by a warranty for periods ranging from 90 days to three years, and in some instances up to 5.5 years.

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

Changes in the Company's product warranty liability during the 12 months ended December 31, 2004 and January 2, 2004, are as follows:

                                     December 31,       January 2,
Fiscal Years Ended                       2004              2004
------------------                       ----              ----
(In thousands)

Beginning balance                  $      5,147        $    6,394
Warranties accrued                        7,333             4,417
Warranty claims                         (6,055)           (5,664)
                                        -------           -------
Ending Balance                     $      6,425        $    5,147
                                   ============        ==========

Guarantees, Including Indirect Guarantees of Indebtedness of Others

In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company's bylaws contain similar indemnification obligations to the Company's agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of December 31, 2004 and January 2, 2004.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses were approximately $9.5 million, $9.2 million, and $6.3 million in fiscal 2004, 2003, and 2002, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. The Company received third party funding of approximately $7.7 million, $4.9 million, and $5.3 million in fiscal 2004, 2003, and 2002, respectively. The Company offsets research and development expenses with any third party funding received. The Company retains the rights to any technology developed under such arrangements.

Stock Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and "Statement of Financial Accounting Standards No. 148" ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," Trimble applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, the Company does not recognize compensation cost for stock options granted at fair market value. Note 15 of the Consolidated Financial Statements describe the plans operated by Trimble.

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

Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during fiscal years 2004, 2003, and 2002 were $13.85, $10.03, and $5.64, respectively. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                  December 31,    January 2,     January 3,
Fiscal Years Ended                                   2004            2004            2003
------------------                                   ----            ----            ----
Expected dividend yield                                -               -              -
Expected stock price volatility                     45.98%          59.87%         52.70%
Risk free interest rate                              3.66%           3.34%          3.13%
Expected life of options after vesting            1.74 years      1.56 years     1.18 years

An analysis of historical information is used to determine the Company's assumptions, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. The expected life for options granted reflects options granted to existing employees that generally vest ratably over five years from the date of grant.

Under the Employee Stock Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each year. The estimated weighted average value of rights granted under the Employee Stock Purchase Plan during fiscal years 2004, 2003, and 2002 were $7.31, $3.57, and $3.06 respectively. The fair value of rights granted during 2004, 2003 and 2002 was estimated at the date of grant using the following weighted average assumptions:

                                                  December 31,    January 2,     January 3,
Fiscal years ended                                   2004           2004           2003
------------------                                   ----           ----           ----
Expected dividend yield                               -               -              -
Expected stock price volatility                    45.98%          59.87%         52.70%
Risk free interest rate                             3.66%           3.34%          3.13%
Expected life of options after vesting            0.5 years       0.5 years      0.5 years


Trimble's pro forma information is as follows:

                                                  December 31,         January 2,          January 3,
(in thousands, except per share amounts)              2004                2004                2003
----------------------------------------              ----                ----                ----
Net income, as reported                          $     67,680        $    38,485        $    10,324
Compensation expense, net of tax                        8,617              9,817              9,895
                                                        -----              -----              -----
Pro-forma net income                             $     59,063        $    28,668        $       429

Reported basic earnings per share                $       1.32        $      0.81        $      0.24
                                                 ------------        -----------        -----------
Pro-forma basic earnings per share               $       1.15        $      0.60        $      0.01
                                                 ------------        -----------        -----------

Reported diluted earnings per share              $       1.23        $      0.77        $      0.24
                                                 ------------        -----------        -----------
Pro-forma diluted earnings per share             $       1.07        $      0.57        $      0.01
                                                 ------------        -----------        -----------

 SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Depreciation and Amortization

Depreciation of property and equipment owned is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms. Useful lives include a range from two to six years for machinery and equipment, five years for furniture and fixtures, two to five years for computer equipment and software, and the life of the lease for leasehold improvements.

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

Computation of Earnings Per Share

Number of shares used in calculation of basic earnings per share represents the weighted average common shares outstanding during the period and excludes any dilutive effects of options, warrants, and convertible securities. The dilutive effects of options, warrants, and convertible securities are included in diluted earnings per share.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or,
(2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Trimble completed its review of the requirements of FIN 46 and as a result of that review, no entities were identified requiring disclosure or consolidation under FIN 46.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, assuming that adoption would result in amounts similar to the current pro forma disclosures under SFAS 123R, net income would have been reduced by approximately $8.6 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

NOTE 3: EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

                                                   December 31,        January 2,        January 3,
Fiscal Years Ended                                     2004               2004              2003
------------------                                     ----               ----              ----
(In thousands, except per share data)
Numerator:
  Income available to common shareholders:
    Used in basic and diluted earnings per
         share                                    $   67,680         $   38,485        $   10,324

Denominator:
  Weighted average number of common shares
         used in basic earnings per share             51,278             47,505            42,860
  Effect of dilutive securities (using
         treasury stock method):
        Common stock options                           2,947              2,058               705
        Common stock warrants                            723                449                13
  Weighted average number of common shares            54,948             50,012            43,578
         and dilutive potential common
         shares used in diluted earnings
         per share

Basic earnings per share                          $     1.32         $     0.81        $     0.24
Diluted earnings per share                        $     1.23         $     0.77        $     0.24


NOTE 4: BUSINESS COMBINATIONS

Acquisitions

The following is a summary of acquisitions made by Trimble during fiscal 2004, 2003 and 2002 all of which were accounted for as purchases:


Acquisition           Primary Service or Product                  Operating Segment               Acquisition Date
-----------           --------------------------                  -----------------               ----------------
LeveLite              Low-end construction instrument products    Engineering & Construction      August 15, 2002
Applanix              Inertial navigation systems and GPS         Portfolio Technologies          July 7, 2003
MENSI S.A.            3D laser scanning technology                Engineering & Construction      December 9, 2003
TracerNET Corp.       Wireless fleet management solutions         Mobile Solutions                March 5, 2004
GeoNav GmbH           Customized field data collection solutions  Engineering and Construction    July 5, 2004

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company's results.

The total purchase consideration for each of the above acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The following table summarizes the Company's business combinations completed during fiscal years 2004, 2003 and 2002 (in thousands):

                                            December 31,       January 2,        January 3,
Fiscal Years Ended                              2004              2004              2003
------------------                              ----              ----              ----
Purchase price                             $   12,246          $   22,352        $  8,880
Acquisition costs                                 279                 810             144
Restructuring costs                                 -                   -             555
                                           ----------          ----------        --------
        Total purchase price               $   12,525          $   23,162        $  9,579

Purchase price allocation:
    Fair value of tangible net assets
    acquired                               $      194          $    5,176        $  6,115
    Deferred tax                                2,455              (1,153)              -
    Identified intangible assets                2,117               3,440               -
    Goodwill                                    7,759              15,699           3,464
                                                -----              ------           -----
        Total                              $   12,525          $   23,162        $  9,579
                                           ==========          ==========        ========


Purchase consideration for the acquisition in fiscal 2002 included 655,626 shares of common stock and additional earn-out payments not to exceed $3.9 million (in common stock and cash payment) based on future revenues derived from existing product sales to a certain customer and a share of the payments received from the settlement of potential litigation. As of December 31, 2004, the total earn-out amount was approximately $3.2 million resulting in additional goodwill and a purchase price of approximately $8.9 million.

The purchase consideration for Applanix consisted of 1,154,240 shares of Trimble common stock, of which 1,083,294 are issued. Former Applanix shareholders have the right to receive the 17,214 shares of Trimble common stock upon the surrender of exchangeable shares of a Trimble subsidiary and another 53,732 pursuant to meeting performance criteria under the terms of the agreement.

The MENSI S.A. acquisition agreement provides for Trimble to make additional earn-out cash payments not to exceed Euro 3 million (approximately US$3.7 million on December 9, 2003) based on future revenue derived from existing product sales. As of December 31, 2004, the total earn-out amount was approximately $0.7 million resulting in additional goodwill and a purchase price of approximately $5.0 million.

Intangible Assets

The following tables present details of the Company's total intangible assets:

                                                                            December 31,          January 2,
As of                                                                           2004                 2004
-----                                                                           ----                 ----
(In thousands)
Intangible assets:
  Intangible assets with definite life:
     Existing technology                                                   $    35,037           $   32,389
     Trade names, trademarks, patents, backlog and other intellectual
         properties                                                             22,111               20,911
                                                                                ------               ------
Total intangible assets with definite life                                      57,148               53,300
Less accumulated amortization                                                  (43,313)             (33,559)
                                                                               -------              -------
Total net intangible assets                                                $    13,835           $   19,741
                                                                           ===========           ==========

The following table presents details of the amortization expense of purchased and other intangible assets as reported in the Consolidated Statements of
Income:

                           December 31,      January 2,       January 3,
Fiscal Years Ended            2004              2004             2003
------------------            ----              ----             ----
(In thousands)

Reported as:
   Cost of sales           $    183           $    604         $     868
   Operating expenses         8,327              7,312             8,300
                              -----              -----             -----
         Total             $  8,510           $  7,916         $   9,168


The estimated future amortization expense of intangible assets as of December 31, 2004, is as follows (in thousands):

                                  Amortization
                                     Expense
                                     -------

2005                              $   6,581
2006                                  2,784
2007                                  1,980
2008                                  1,080
2009                                    967
Thereafter                              443
                                  ---------
Total                             $  13,835
                                  =========

Goodwill

Goodwill consisted of the following:

                                                  December 31,        January 2,
As of                                                 2004               2004
-----                                                 ----               ----
(In thousands)

    Goodwill, Spectra Precision acquisition    $    212,915        $   205,562
    Goodwill, other acquisitions                     46,607             35,863
                                                     ------             ------
Goodwill                                       $    259,522        $   241,425


The increase in goodwill of approximately $18.1 million during fiscal 2004 was primarily due to the acquisition of TracerNET and GeoNav of approximately $7.8 million and the foreign exchange rate impact of approximately $9.2 million on non-US currency denominated goodwill assets. See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding Trimble's goodwill by operating segment.

NOTE 5: JOINT VENTURE

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

Trimble has recorded the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from CTCT under the equity method of accounting. When and if CTCT is profitable on a sustainable basis and future operating losses are not anticipated, Trimble will recognize the un-amortized portion of the $11.0 million as a gain. To the extent that it is possible that the Company will have any future-funding obligation relating to CTCT, then the relevant amount of the $11.0 million will be deferred until such a time, as the funding obligation no longer exists. This un-amortized portion of the deferred gain was approximately $9.2 million at December 31, 2004 and $9.8 million at January 2, 2004. Both Trimble's share of profits (losses) under the equity method and the amortization of the $11.0 million deferred gain are included in expense for affiliated operations, net in the Consolidated Statements of Income.

The expenses for affiliated operations at CTCT also includes incremental costs as a result of purchasing products from CTCT at a higher price than Trimble's original manufacturing costs, partially offset by contract manufacturing fees charged to CTCT. In addition, Trimble received reimbursement of employee-related costs from CTCT for Trimble employees devoted to CTCT. Reimbursed costs totaled $9.7 million, $7.9 million, and $3.9 million in fiscal 2004, 2003, and 2002, respectively. The reimbursements were offset against operating expenses.



                                                       December 31,      January 2,       January 3,
Fiscal Years Ended                                         2004             2004             2003
------------------                                         ----             ----             ----
(In millions)
CTCT incremental pricing effects, net                   $   8.8           $   5.9          $   4.0
Trimble's 50% share of CTCT's reported (gain) loss          0.5               0.9              0.2
Amortization of deferred gain                              (0.7)             (0.9)            (0.2)
                                                           ----              ----             -----
Total CTCT expense for affiliated operations, net       $   8.6           $   5.9          $   4.0
                                                        =======           =======          ========

The net outstanding balance due from CTCT was $0.7 million at December 31, 2004 and $0.8 million at January 2, 2004 and is included in account receivables, net on the Consolidated Balance Sheets.

Nikon-Trimble Joint Venture

On March 28, 2003, Trimble and Nikon Corporation entered into an agreement to form a joint venture in Japan, Nikon-Trimble Co., Ltd., which assumed the operations of Nikon Geotecs Co., Ltd., a Japanese subsidiary of Nikon Corporation and Trimble Japan KK, a Japanese subsidiary of Trimble. Nikon-Trimble began operations in July 2003. It focuses on the design and manufacture of surveying instruments including mechanical total stations and related products. In Japan, this joint venture distributes Nikon's survey products as well as Trimble's products. Outside Japan, Trimble is the exclusive distributor of Nikon survey and construction products.

Under the terms of the Nikon-Trimble agreement, Nikon contributed approximately $10 million in cash, while Trimble contributed approximately $4.1 million in cash and 349,251 common stock shares valued at approximately $5.9 million. The Nikon-Trimble joint venture purchased certain tangible and intangible assets from Nikon Geotecs Co., Ltd. and Trimble Japan KK. The carrying amount of the investment was approximately $13.5 million at December 31, 2004 and $10.7 million at January 2, 2004.

Nikon-Trimble is 50% owned by Trimble and 50% owned by Nikon, with equal voting rights. Trimble has adopted the equity method of accounting for its investment in Nikon-Trimble, with its share of profit or loss from this joint venture included in expenses for affiliated operations, net in the Consolidated Statements of Income. During fiscal 2004, Trimble recorded a profit of approximately $1.1 million as its proportionate share of the net income. During fiscal 2003, and the first year of the joint venture's operations, Trimble's proportionate share of the net loss was $0.3 million.

At December 31, 2004, the net payable by Trimble to Nikon-Trimble related to the purchase and sale of products from and to Nikon-Trimble is $2.5 million and is included in accounts payable on the Consolidated Balance Sheets. At January 2, 2004, the outstanding balance from Nikon-Trimble due to Trimble was approximately $1.4 million related to the transfer of certain tangible and intangible assets from Trimble Japan KK, included in accounts and other receivables, net and $2.0 million net payable by Trimble to Nikon-Trimble related to the purchase and sale of products from and to Nikon-Trimble included in accrued liabilities on the Consolidated Balance Sheets.

NOTE 6: CERTAIN BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet items (in thousands):

                                         December 31,        January 2,
As of                                        2004               2004
-----                                        ----               ----
Inventories:
     Raw materials                        $    26,062        $  20,927
     Work-in-process                            3,989            3,876
     Finished goods                            57,694           46,023
                                               ------           ------
          Total                           $    87,745        $  70,826
                                          ===========        =========
Property and equipment, net:
     Machinery and equipment              $    71,882       $  66,634
     Furniture and fixtures                    10,521           9,085
     Leasehold improvements                     5,861           4,502
     Buildings                                  5,297           5,396
     Land                                       1,231           1,231
                                                -----           -----
                                               94,792          86,848
     Less accumulated depreciation            (63,801)        (59,469)
                                             -------          -------
          Total                           $    30,991       $  27,379
                                          ===========       =========
Other current assets:
     Prepaid expenses                     $     5,775       $   5,122
     Other                                      2,103           3,725
                                                -----           -----
          Total                           $     7,878       $   8,847
                                          ===========       =========


NOTE 7: OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

To achieve distribution, marketing, production, and technology advantages in Trimble's targeted markets, the Company manages its operations in the following five segments:

o Engineering and Construction -- Consists of products currently used by survey and construction professionals in the field for positioning data collection, field computing, data management, and automated machine guidance and control. These products provide solutions for numerous construction applications including surveying, general construction, site preparation and excavation, road and runway construction, and underground construction. During the third quarter of fiscal 2004 the Company acquired GeoNav GmbH and its performance is reported in this business segment

o Field Solutions -- Consists of products that provide solutions in a variety of agriculture and fixed asset applications, primarily in the areas of precise land leveling, machine guidance, yield monitoring, variable-rate applications of fertilizers and chemicals, and fixed asset data collection for a variety of governmental and private entities. This segment is an aggregation of the mapping and geographic information systems (GIS) and agriculture businesses. Trimble has aggregated these business operations under a single general manager in order to continue to leverage its research and development activities due to the similarities of products across the segment.

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

o Mobile Solutions -- Consists of products that enable end users to monitor and manage their mobile assets by communicating location and activity-relevant information from the field to the office. Trimble offers a range of products that address a number of sectors of this market including truck fleets, security, telematics, and public safety vehicles. During the first quarter of fiscal 2004 the Company acquired TracerNET and its performance is reported in this business segment.

o Portfolio Technologies -- The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of Trimble's total revenue. During the first two fiscal quarters of 2003, this segment was comprised solely of the Military and Advanced Systems business. During the third quarter of fiscal 2003 the Company completed the acquisition of Applanix and its performance is reported in this business segment. During the fourth quarter of fiscal 2004 the Company introduced Trimble Outdoors and its performance is reported in this business segment.

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

                                                        December 31,         January 2,       January 3,
Fiscal Years Ended                                          2004                2004             2003
------------------                                          ----                ----             ----
(in thousands)
Engineering & Construction
Revenue                                                 $  440,478           $  367,058        $  319,615
Operating income before corporate allocations               79,505               60,664            53,453
Accounts receivable                                         90,743               84,897            73,474
Inventories                                                 65,116               56,008            46,332
Goodwill                                                   238,801              229,287           205,933

Field Solutions
Revenue                                                    105,591               79,879            67,259
Operating income before corporate allocations               25,151               14,500             9,676
Accounts receivable                                         19,141               16,589            11,598
Inventories                                                  7,016                3,398             7,337

Component Technologies
Revenue                                                     65,522               64,193            59,755
Operating income before corporate allocations               13,880               16,560            10,673
Accounts receivable                                          9,377               10,003            11,276

Inventories                                                  5,271                2,021             2,853

Mobile Solutions
Revenue                                                     23,531               12,981             8,486
Operating loss before corporate allocations                 (5,997)              (6,452)          (12,039)
Accounts receivable                                          9,073                4,103             1,960
Inventories                                                  5,735                3,038             1,986
Goodwill                                                     7,660                    -                 -

Portfolio Technologies
Revenue                                                     33,686               16,792            11,487
Operating income (loss) before corporate allocations         4,866               (1,686)              557
Accounts receivable                                          8,283                7,321             1,966
Inventories                                                  4,607                6,361             2,636
Goodwill                                                    13,061               12,138                 -
Total
Revenue                                                 $  668,808           $  540,903        $  466,602
Operating income before corporate allocations              117,405               83,586            62,320
Accounts receivable (1)                                    136,617              122,913           100,274
Inventories                                                 87,745               70,826            61,144
Goodwill                                                   259,522              241,425           205,933


(1) As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

The following are reconciliations corresponding to totals in the accompanying Consolidated Financial Statements:

                                   December 31,     January 2,      January 3,
Fiscal Years Ended                    2004            2004            2003
------------------                    ----            ----            ----
(in thousands)
Operating income:
Total for reportable divisions     $  117,405       $   83,586      $  62,320
Unallocated corporate expenses        (31,780)         (29,651)       (28,497)
                                      -------          -------        -------
   Operating income                $   85,625       $   53,935      $  33,823
                                   ==========       ==========      =========


                                                      December 31,   January 2,
As of                                                    2004           2004
-----                                                    ----           ----
(in thousands)
Assets:
Accounts receivable total for reportable segments     $  136,617     $  122,913
Unallocated (1)                                          (12,679)       (18,279)
                                                         -------        -------
   Accounts receivable, net                           $  123,938     $  104,634
                                                      ==========     ==========

(1) Includes trade-related accruals and cash received in advance that are not allocated by segment.

The geographic distribution of Trimble's revenues and identifiable assets is summarized in the table below. Other foreign countries include Canada and countries within South and Central America. Identifiable assets indicated in the table below exclude inter-company receivables, investments in subsidiaries, goodwill, and intangibles assets.

                                                                     Geographic Area
                                                                     ---------------
                                                         Europe                      Other
                                                       Middle East                   Non-US
Fiscal Years Ended                           US          Africa          Asia       Countries      Eliminations       Total
------------------                           --          ------          ----       ---------      ------------       -----
(In thousands)
December 31, 2004
   Sales to unaffiliated customers (1)  $   331,607     $  196,737     $  86,118     $   54,346      $        -     $  668,808
   Inter-geographic transfers               140,057        143,094        10,626              -        (293,777)             -
                                            -------        -------        ------                       --------
   Total revenue                        $   471,664     $  339,831     $  96,744     $   54,346      $ (293,777)    $  668,808
   Identifiable assets                  $   234,328     $  117,319     $   6,959     $   12,697      $        -     $  371,303

January 2, 2004
   Sales to unaffiliated customers (1)  $   265,846     $  166,153     $  70,257     $   38,648      $        -     $  540,903


   Inter-geographic transfers               112,623        116,185             -          3,755        (232,563)             -
                                            -------        -------                        -----        --------
   Total revenue                        $   378,469     $  282,338     $  70,257     $   42,403      $ (232,563)    $  540,903
   Identifiable assets                  $   172,850     $   91,008     $   7,549     $   12,330               -     $  283,737

January 3, 2003
   Sales to unaffiliated customers (1)  $   235,716     $  136,551     $  60,878     $   33,457      $        -     $  466,602
   Inter-geographic transfers                62,843         73,625             -          4,121        (140,589)             -
                                             ------         ------                        -----        --------
   Total revenue                        $   298,559     $  210,176     $  60,878     $   37,578      $ (140,589)    $  466,602
   Identifiable assets                  $   127,594     $   70,057     $   9,955     $    5,743      $     (864)    $  212,485

(1) Sales attributed to countries based on the location of the customer.

Transfers between US and non-US geographic areas are made at prices based on total costs and contributions of the supplying geographic area. The Company's subsidiaries in Asia have derived revenue from commissions from US operations in each of the periods presented. These commission revenues and expenses are excluded from total revenue and operating income (loss) in the preceding table. In fiscal 2002, Germany comprised approximately 16% of sales to unaffiliated customers. Other than the United States, no other country comprised more than 10% of sales to unaffiliated customers for any periods presented, except as disclosed above.

Revenues by product groups are not practicable to obtain and therefore are not presented.

No single customer accounted for 10% or more of Trimble's total revenues in fiscal years 2004, 2003, and 2002.

NOTE 8: RESTRUCTURING CHARGES

Restructuring charges of $0.6 million, $2.0 million, and $1.1 million were recorded in fiscal years 2004, 2003 and 2002. The charges in fiscal 2004 were primarily related to severance costs due to the realignment of Trimble Mobile Solutions, Inc., while charges in fiscal 2003 were primarily related to Trimble's Japanese office relocation due to the Nikon-Trimble joint venture formation. As a result of these actions, the headcount of the affected operations decreased by 36, 77 and 49 in fiscal 2004, 2003, and 2002, respectively.

As of December 31, 2004, the remaining accrual balance of $0.4 million is primarily related to severance expected to be paid in fiscal 2005. As of January 2, 2004, the restructuring accrual balance was approximately $0.4 million. The liability for restructuring costs is recorded in other accrued liabilities in the Consolidated Balance Sheets.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following:

                                            December 31,     January 2,
As of                                           2004            2004
-----                                           ----            ----
(In thousands)

 Credit Facilities:
    Term loan                             $      31,250   $     43,750
    Revolving credit facility                     7,000         44,000
Promissory notes and other                          746          2,736
                                                    ---          -----
                                                 38,996         90,486

Less current portion of long-term debt           12,500         12,885
                                                 ------         ------
    Non-current portion                   $      26,496   $     77,601
                                          =============   ============

The  following  summarizes  the  future  cash  payment  obligations   (excluding
interest) as of December 31, 2004:

                                                                                                         2010 and
                                        Total       2005        2006       2007       2008      2009      Beyond
                                        -----       ----        ----       ----       ----      ----      ------
(in thousands)
 Credit Facilities:
    Term loan                         $  31,250  $   12,500  $  12,500  $   6,250  $       -  $      -  $        -
    Revolving credit facility             7,000       7,000          -          -          -         -           -
 Promissory note and other                  746          60        189          -        119       378           -
                                            ---          --        ---                   ---       ---
Total contractual cash obligations    $  38,996  $   19,560  $  12,689  $   6,250  $     119  $    378  $        -
                                      =========  ==========  =========  =========  =========  ========  ==========

Credit Facilities

On June 25, 2003, Trimble obtained a $175 million secured Credit Facility ("2003 Credit Facility") from a syndicate of nine banks to repay a Subordinated Note and refinance $200 million of senior, secured credit facilities obtained in July of 2000. The 2003 Credit Facility is also used for ongoing working capital and general corporate needs.

At December 31, 2004, Trimble had approximately $38.3 million of borrowings under the 2003 Credit Facility, comprised of a $31.3 million term loan and $7.0 million of a $125 million revolver. The Company has access to an additional $118 million of cash under the terms of the revolving credit facility. The Company has commitment fees on the unused portion of 0.5% if the Leverage Ratio (which is defined as total indebtedness to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is
2.0 or greater and 0.375% if the Leverage Ratio is less than 2.0.

Pricing of interest for borrowings under the 2003 Credit Facility as of December 31, 2004 is at LIBOR plus a spread of 1.50%. The spread is tied to a formula based on the Leverage Ratio.

The Credit Facility is secured by all of the Company's material assets, except for assets that are subject to foreign tax considerations. Financial covenants of the 2003 Credit Facility include leverage, fixed charge, and minimum net worth tests. At December 31, 2004, Trimble was in compliance with all financial debt covenants. The amount due under the revolver loan is paid as the loan matures on June 25, 2006, and the loan commitment fees are paid on a quarterly basis.

Under the terms of the 2003 Credit Facility, the Company is allowed to pay dividends and repurchase shares of common stock up to 25% of net income in the previous fiscal year.

Due to the full repayment of the subordinated note which financed the Spectra Precision Group acquisition and the refinancing of the 2000 Credit Facility, the Company wrote off approximately $3.6 million of unamortized debt issuance costs and warrants issued in connection with the subordinated note, as interest expense in fiscal 2003.

Promissory Note and Others

As  of  December  31,  2004,  the  Company  had  other  notes  payable  totaling
approximately   $0.8  million   consisting  of   government   loans  to  foreign
subsidiaries.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

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

Future minimum payments required under non-cancelable operating leases are as follows:

                            Operating
                          Lease Payments
                          --------------
(In thousands)

2005                         $ 11,412
2006                            3,652
2007                            2,939
2008                            2,078
2009                            1,940
Thereafter                      1,936
                                -----
Total                        $ 23,957
                             --------

Net rent expense under operating leases was $10.9 million in fiscal 2004, $13.2 million in fiscal 2003, and $5.9 million in fiscal 2002. Sublease income was $38,000, $1.7 million, and $4.7 million, respectively.

Purchase Commitments with a Supplier

Trimble entered into a significant supply agreement in fiscal 2004 that sets forth minimum purchase commitments for outsourced services. The term of the supply agreement is the earlier of four years from the initial product ship date, or when Trimble has paid for a cumulative total of 200,000 billable hours (approximately $10.4 million). Should Trimble not purchase and pay for 200,000 hours, then Trimble will compensate the supplier for 20% of the shortfall. Thereafter, the contract continues in effect until terminated by either party with 30 days prior written notice to the other party. As of December 31, 2004, based on current hours earned to date the future obligation is approximately $7.7 million which is expected to be paid over the next two years. Trimble does not expect a shortfall based on current hours earned to date.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments outstanding are as follows:

                                                Carrying            Fair       Carrying          Fair
                                                 Amount            Value        Amount          Values
                                                 ------            -----        ------          ------
                                                    December 31, 2004               January 2, 2004
                                                    -----------------               ---------------
As of
(In thousands)
Assets:
   Cash and cash equivalents                     $ 71,872       $ 71,872       $ 45,416         $ 45,416
   Forward foreign currency exchange contracts        639            539          1,412            1,328
   Accounts and other receivable, net             123,938        123,938        104,634          104,634

Liabilities:
   Credit facilities                             $ 38,250       $ 38,250       $ 87,750         $ 87,750
   Promissory note and other                          746            737          2,736            2,335
   Accounts payable                                43,551         43,551         26,019           26,019


The fair value of the bank borrowings, and promissory notes have been estimated using an estimate of the interest rate Trimble would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that Trimble would currently have to pay to extinguish any of this debt.

The fair value of forward foreign exchange contracts is estimated based on the difference between the market price and the carrying amount of comparable contracts. These contracts are adjusted to fair value at the end of every month.

NOTE 12: INCOME TAXES

Trimble's income tax provision (benefit) consisted of the following:

                                    December 31,    January 2,      January 3,
Fiscal Years Ended                      2004           2004            2003
------------------                      ----           ----            ----
(In thousands)

US Federal:
      Current                      $    18,196     $       513     $        -
      Deferred                         (17,995)         (7,000)             -
                                       -------           ------
                                           201          (6,487)             -
                                           ---          ------
US State:
      Current                            2,895             250            142
      Deferred                            (897)           (600)             -
                                          ----            ----
                                         1,998            (350)           142
                                         -----            ----            ---
Non-US:
       Current                           3,137           1,594          2,052
       Deferred                          1,908           2,343          1,306
                                         -----           -----          -----
                                         5,045           3,937          3,358
                                         -----           -----          -----
Income tax provision (benefit)     $     7,244     $    (2,900)    $    3,500
                                   ===========     ===========     ==========

The pre-tax US income was approximately $70.0 million, $39.5 million and $3.3 million in fiscal years 2004, 2003 and 2002, respectively.

The fiscal year 2004 tax provision reflected above was reduced by $14.4 million of tax benefits attributable to stock option deductions which were credited to equity.

The income tax provision (benefit) differs from the amount computed by applying the statutory US federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

                                                December 31,     January 2,       January 3,
Fiscal Years Ended                                  2004            2004             2003
------------------                                  ----            ----             ----
(In thousands)
Expected tax from continuing operations at
   35% in all years                            $     26,223     $   12,455       $   4,839
Change in valuation allowance                       (24,004)       (15,028)         (1,156)
US State income taxes                                 1,299              -               -
Export sales incentives                              (1,176)             -               -
Non-US tax rate differential and
    unbenefitted losses                               5,134              -            (137)
US Federal research and development credit             (508)             -               -
Other                                                   276           (327)            (46)
                                                        ---           ----             ---
Income tax provision (benefit)                 $      7,244     $   (2,900)      $   3,500
                                               ============     ==========       =========
Effective tax rate                                      10%            (8%)            25%
                                               ============     ==========       =========

The components of deferred taxes consist of the following:

                                                     December 31,    January 2,
As of                                                    2004           2004
-----                                                    ----           ----
(In thousands)

Deferred tax liabilities:
     Purchased intangibles                         $      3,247     $    1,338
     Depreciation and amortization                       10,901          3,776
     Other individually immaterial items                    229            251
                                                            ---            ---

           Total deferred tax liabilities                14,377          5,365
                                                         ------          -----
Deferred tax assets:
   Inventory valuation differences                        8,782          9,001
   Expenses not currently deductible                      8,034          5,528
   US Federal credit carryforwards                        5,619          9,150
   Deferred revenue                                       3,857          4,280
   US State credit carryforwards                          6,722          6,999
   Warranty                                               2,216          2,374
   Depreciation and amortization                            718          2,871
   US Federal net operating loss carryforward             2,998              -
   US residual tax on foreign earnings                    2,682              -
   Other individually immaterial items                    7,655          3,106
                                                          -----          -----
Total deferred tax assets                                49,283         43,309
Valuation allowance                                     (12,989)       (34,756)
                                                        -------        -------
Total deferred tax assets                                36,294          8,553

Total net deferred tax assets (liabilities)        $     21,917     $    3,188
                                                   ============     ==========

The Company has $3.0 million of tax effected US federal net operating loss carryforwards from a recent acquisition, which is subject to certain limitations under IRC Section 382. The total US federal credit carryforwards of approximately $5.6 million expire beginning in 2005. The Company has state research and development credit carryforwards of approximately $10.3 million, which do not expire.

The valuation allowance decreased by $21.8 million in fiscal 2004 and $13.1 million in fiscal 2003. Approximately $8 million of the valuation allowance at December 31, 2004 and $14.1 million at January 2, 2004 relates to the tax benefit of stock option deductions, which will be credited to equity if and when realized.

In October  2004,  The  American  Jobs  Creation Act of 2004 was signed into law providing changes in the tax law including an incentive to repatriate undistributed earnings of foreign subsidiaries. Trimble is currently evaluating the potential impact of these provisions, including assessing the details of the Act, analyzing the funds available for repatriation, the economic cost of doing so and assessing the qualified uses of repatriated funds. However, given the preliminary stage of the Company's evaluation, it is not possible to determine the impact to its fiscal year 2005 income tax provision. The Company expects to complete its evaluation by September 30, 2005.

NOTE 13: SHAREHOLDER'S EQUITY

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

NOTE 14: COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects were as follows:

                                                            December 31,        January 2,         January 3,
Fiscal Years Ended                                              2004               2004               2003
------------------                                              ----               ----               ----
(in thousands)
Net income                                                  $   67,680        $    38,485        $    10,324
Foreign currency translation adjustments, net of tax of
    $(912) in 2004                                              14,025             31,198             17,697
Net gain (loss) on hedging transactions                            106                 (7)               210
Net unrealized gain (loss) on investments                           (6)                74                (17)
                                                                    --                 --                ---
     Total comprehensive income                             $   81,805        $    69,750        $    28,214
                                                            ==========        ===========        ===========

The components of accumulated other comprehensive, net of related tax were as follows:

                                                        December 31,      January 2,
Fiscal Years Ended                                          2004             2004
------------------                                          ----             ----
(in thousands)
Accumulated foreign currency translation adjustments     $   44,191       $  30,166
Accumulated net gain on hedging transactions                    106               -
Accumulated net unrealized gain on foreign currency              67              73
                                                                 --              --
     Total accumulated other comprehensive income        $   44,364       $  30,239
                                                         ==========       =========

NOTE 15: EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("Purchase Plan") under which an aggregate of 5,325,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. The Purchase Plan terminates on December 31, 2008. In fiscal 2004 and 2003, the shares issued under the Purchase Plan were 183,214 and 328,044 shares, respectively. At December 31, 2004, the number of shares reserved for future purchases by eligible employees was 547,834.

2002 Stock Plan

In 2002, Trimble's Board of Directors adopted the 2002 Stock Plan ("2002 Plan"). The 2002 Plan approved by the shareholders provides for the granting of incentive and non-statutory stock options for up to 4,500,000 shares plus any shares currently reserved but un-issued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. The exercise price of non-statutory stock options issued under the 2002 Plan must be at least 85% of the fair market value of Common Stock on the date of grant. As of December 31, 2004, options to purchase 3,074,987 shares were outstanding and 2,271,021 were available for future grant under the 2002 Plan.

1993 Stock Option Plan

In 1992, Trimble's Board of Directors adopted the 1993 Stock Option Plan ("1993 Plan"). The 1993 Plan, as amended to date and approved by shareholders, provided for the granting of incentive and non-statutory stock options for up to 9,562,500 shares of Common Stock to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 1993 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The exercise price of non-statutory stock options issued under the

1993 Plan must be at least 85% of the fair market value of Common Stock on the date of grant. As of December 31, 2004 options to purchase 3,223,144 shares were outstanding and no shares were available for future grant.

1990 Director Stock Option Plan

In December 1990, Trimble adopted a Director Stock Option Plan under which an aggregate of 570,000 shares of Common Stock have been reserved for issuance to non-employee directors as approved by the shareholders to date. At December 31, 2004, options to purchase 235,000 shares were outstanding, and no shares were available for future grants under the Director Stock Option Plan.

1992 Management Discount Stock Option Plan

In 1992, Trimble's Board of Directors approved the 1992 Management Discount Stock Option Plan ("Discount Plan"). Under the Discount Plan, 450,000 non-statutory stock options were reserved for grant to management employees at exercise prices that may be significantly discounted from the fair market value of Common Stock on the dates of grant. Options are generally exercisable six months from the date of grant. As of December 31, 2004, there were no shares available for future grants. For accounting purposes, compensation cost on these grants is measured by the excess over the discounted exercise prices of the fair market value of Common Stock on the dates of option grants. There were no discounted options granted in the plan in fiscal 2004, 2003, and 2002. As of December 31, 2004, options to purchase 187,500 shares were outstanding under the 1992 Management Discount Stock Option Plan.

SFAS 123 Disclosures

As stated in Note 2 of the Notes to the Consolidated Financial Statements, Trimble has elected to follow APB 25 and related interpretations in accounting for its employee stock options and stock purchase plans. The alternative fair value accounting provided for under SFAS 123 requires use of option pricing models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Trimble's employee stock options equals the market price of the underlying stock on date of grant, no compensation expense is recognized.

Exercise prices for options outstanding as of December 31, 2004, ranged from $5.33 to $34.46. The weighted average remaining contractual life of those options is 6.73 years. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information in respect of options outstanding at December 31, 2004:


                                      Options Outstanding                          Options Exercisable
                                      -------------------                          -------------------
                                       Weighted-          Weighted-                           Weighted-
                                       Average            Average                             Average
                        Number       Exercise Price       Remaining           Number       Exercise Price
Range                Outstanding       per Share       Contractual Life     Exercisable       per Share
-----                -----------       ---------       ----------------     -----------       ---------
$  5.33 - 7.13           789,503         $ 5.85             4.34               764,653          $   5.82
   7.67 - 8.53           474,717           8.12             5.11               394,988              8.04
   8.79 - 10.23          734,867          10.12             7.39               302,543             10.07
   10.25 - 11.65       1,109,575          11.15             5.81               750,693             11.06
   11.67 - 16.04         637,137          13.16             4.90               529,281             12.99
   17.00                 961,017          17.00             8.54               249,430             17.00
   17.55 - 25.33         369,501          21.77             8.65                75,893             21.17
   27.42                 729,709          27.42             5.65               621,939             27.42
   27.56                   4,500          27.56             9.06                     0                 0
   29.06 - 34.46         910,105          29.72             9.66                31,820             34.46
                         -------          -----             ----                ------             -----
Total                  6,720,631         $ 16.10            6.73             3,721,240          $  13.40
                       =========         =======            ====             =========          ========



Activity during fiscal 2004, 2003, and 2002, under the combined plans was as follows:

                                            December 31, 2004         January 2, 2004            January 3, 2003
                                            -----------------         ---------------            ---------------
                                                      Weighted                   Weighted                  Weighted
                                                      average                    average                    average
                                                      exercise                   exercise                   exercise
Fiscal Years Ended                      Options        price         Options      price         Options      price
------------------                      -------        -----         -------      -----         -------      -----
(In thousands, except for per
   share data)
Outstanding at beginning of year          7,601         13.62          7,691      $  12.35        6,932    $  12.69
     Granted                              1,119         28.20          1,298         16.87        1,275        9.88
     Exercised                           (1,710)        12.92         (1,263)         8.90         (199)       6.67
     Cancelled                             (289)        16.55           (125)        15.51         (317)      13.46
Outstanding at end of year                6,721         16.10          7,601      $  13.62        7,691    $  12.35

Exercisable at end of year                3,721         13.40          4,136      $  12.76        4,005    $  11.69
Available for grant                       2,275                        1,605                      2,790
Weighted-average fair value of
   options granted during year                       $  13.85                     $  10.03                 $   5.64

Non-statutory Options

On May 3, 1999, Trimble entered into an agreement to grant a non-statutory option to purchase up to 45,000 shares of common stock at an exercise price of $6.50 per share, with an expiration date of March 29, 2004. These non-statutory options were exercised January 15, 2004.

Warrants

On April 12, 2002, the Company issued to Spectra-Physics Holdings USA, Inc., a warrant to purchase up to 564,350 shares of Trimble's Common Stock over a fixed period of time. Initially, Spectra-Physics' warrant entitled it to purchase 300,000 shares of Common Stock over a five-year period at an exercise price of $10.07 per share. On a quarterly basis beginning July 14, 2002, Spectra-Physics' warrant became exercisable for an additional 375 shares of Common Stock for every $1 million of principal and interest outstanding to Spectra-Physics until the obligation was paid off in full. These shares are purchasable at a price equal to the average of Trimble's closing price for the five days immediately proceeding the last trading day of each quarter. On July 14, 2002 an additional 26,046 shares became exercisable at an exercise price of $9.64 per share. On October 14, 2002 an additional 26,736 shares became exercisable at an exercise price of $6.12. On January 14, 2003, an additional 27,426 shares became exercisable at an exercise price of $9.03. On April 14, 2003, an additional 14,312 shares became exercisable at an exercise price of $13.37. The additional shares are exercisable over a 5-year period. No additional shares will be issuable under the warrant to Spectra-Physics as the underlying obligation has been paid off in full.

The approximate fair value of the warrants of $2.4 million was determined using the Black-Scholes pricing model with the following assumptions: contractual life of 5-year period, risk-free interest rate of 4%; volatility of 65%; and no dividends during the contractual term. The value of the warrants was being amortized to interest expense over the term of the Subordinated Note and the unamortized balance was written off to interest expense on June 2003 upon repayment of the note.

On December 21, 2001 and January 15, 2002, in connection with the first and second closing of the private placement of the Company's Common Stock, Trimble granted five-year warrants to purchase an additional 919,008 shares of Common Stock, subject to certain adjustments, at an exercise price of $12.97 per share.

Common Stock Reserved for Future Issuances

As of December 31, 2004, Trimble had reserved 10,940,975 common shares for issuance upon exercise of options and warrants outstanding and options available for grant under the various employee stock benefit plans.

NOTE 16: BENEFIT PLANS

401(k) Plan

Under Trimble's 401(k) Plan, US employee participants (including employees of certain subsidiaries) may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Trimble Fund sold net 89,806 shares of Common Stock for an aggregate of $0.7 million in fiscal 2004. Trimble, at its discretion, matches individual employee 401(k) Plan contributions at a rate of fifty cents of every dollar that the employee contributes to the 401(k) Plan up to 5% of the employee's annual salary to an annual maximum of $2,500. Trimble's matching contributions to the 401(k) Plan were $1.9 million in fiscal 2004, $1.8 million in fiscal 2003 and $1.8 million in fiscal 2002.

Profit-Sharing Plan

In 1995, Trimble introduced an employee profit-sharing plan in which all employees, excluding executives and certain levels of management, participate. The plan distributes to employees approximately 5% of quarterly adjusted pre-tax income. Payments under the plan during fiscal 2004, 2003 and 2002 were $4.4 million, $2.5 million, and $1.1 million, respectively.

Defined Contribution Pension Plans

Certain of the Company's European subsidiaries participate in state sponsored pension plans. Contributions are based on specified percentages of employee salaries. For these plans, Trimble contributed and charged to expense approximately $0.6 million for fiscal 2004, $2.0 million for fiscal 2003, and $1.4 million for fiscal 2002.

Defined Benefit Pension Plan

Trimble provides defined benefit pension plans in certain countries outside the United States, including Sweden and Germany. The largest of these plans is provided by the Swedish subsidiary which has an unfunded defined benefit pension plan that covered substantially all of its full-time employees through 1993. Benefits are based on a percentage of eligible earnings. The employee must have had a projected period of pensionable service of at least 30 years as of 1993. If the period was shorter, the pension benefits were reduced accordingly. Active employees do not accrue any future benefits; therefore, there is no service cost and the liability will only increase for interest cost.

Net periodic benefit costs in fiscal 2004, 2003, and 2002 were not material.

The changes in the benefit obligations and plan assets of the significant non-US defined benefit pension plans for fiscal 2004 and 2003 were as follows:


Fiscal Years Ended                                       December 31, 2004      January 2, 2004
------------------                                       -----------------      ---------------
(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                      $  6,204               $ 4,972
        Service cost                                               74                     -
        Interest cost                                             388                   328
        Benefits paid                                            (196)                 (256)
        Foreign exchange impact                                   699                 1,102
        Actuarial (gains) losses                                   39                    58
                                                                   --                    --
Benefit obligation at end of year                               7,208                 6,204
                                                                -----                 -----
 Change in plan assets:
 Fair value of plan assets at beginning of year                   872                   787
         Actual return on plan assets                              64                    29
         Employer contribution                                    238                   150
         Plan participants' contributions                           -                     -
         Benefits paid                                           (196)                 (256)
         Foreign exchange impact                                  110                   162
                                                                  ---                   ---
 Fair value of plan assets at end of year                       1,088                   872
                                                                -----                   ---
Benefit obligation in excess of plan assets                     6,120                 5,332
                                                                -----                 -----
Unrecognized prior service cost                                     -                     -
Unrecognized net actuarial gain                                   127                    35
                                                                  ---                    --
Accrued pension costs (included in accrued liabilities)      $  5,993               $ 5,297
                                                             --------               -------

Actuarial assumptions used to determine the net periodic pension costs for the year ended December 31, 2004 were as follows:

                                    Swedish Subsidiary      German Subsidiaries
                                    ------------------      -------------------
Discount rate                                5.5%                     5.25%
Rate of compensation increase                2.5%                     2.0%

NOTE 17: RELATED-PARTY TRANSACTIONS

Related-Party Lease

Trimble currently leases office space in Ohio from an association of three individuals, one of whom is an employee of the Company, under a non-cancelable operating lease arrangement expiring in 2011. The annual rent is subject to adjustment based on the terms of the lease. The Consolidated Statements of Income include expenses from this operating lease of $0.35 million for fiscal years 2004, 2003, and 2002.

Related-Party Notes Receivable

Trimble has notes receivable from officers and employees of approximately $0.4 million as of December 31, 2004 and $0.8 million as of January 2, 2004. The notes bear interest from 4.49% to 6.62% and have an average remaining life of
0.8 years as of December 31, 2004.

See Note 5 to the Notes to the Consolidated Financial Statements for additional information regarding Trimble's related party transactions with joint venture partners.

NOTE 18: STATEMENT OF CASH FLOW DATA

                                                            December 31,       January 2,       January 3,
Fiscal Years Ended                                              2004              2004             2003
------------------                                              ----              ----             ----
(in thousands)
Supplemental disclosure of cash flow information:
   Interest paid                                             $    3,142         $  10,208        $   12,215
   Income taxes paid                                         $    6,694         $     688        $    2,635

Significant non-cash investing activities:
   Issuance of shares related to invest in joint venture     $        -         $   5,922        $        -
   Issuance of shares related to acquisition related
   earn-out payments                                         $      899         $   1,349        $      336

NOTE 19: LITIGATION

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company's overall financial position, results of operations, or liquidity.

NOTE 20: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 First         Second           Third           Fourth
                                                Quarter        Quarter         Quarter          Quarter
                                                -------        -------         -------          -------
(in thousands, except per share data)
Fiscal 2004
    Revenue                                  $   156,510     $   179,451      $  170,164       $  162,683
    Gross margin                                  75,760          88,319          83,372           77,359
    Net income                                    12,840          20,518          17,917           16,405

    Basic net income per share                      0.25            0.40            0.35             0.32
    Diluted net income per share                    0.24            0.38            0.33             0.29

Fiscal 2003
    Revenue                                  $   127,325     $   138,132      $  139,569       $  135,877
    Gross margin                                  61,755          71,095          69,112           66,068
    Net income                                     5,353           8,105           9,936           15,091

    Basic net income per share                      0.12            0.17            0.20             0.30
    Diluted net income per share                    0.12            0.16            0.19             0.28


Significant quarterly items for fiscal 2004 include the following: (i) in the second quarter of 2004 a $1.2 million income, or $0.03 per diluted share relating to valuation of investment; (ii) in the third quarter of 2004 a $0.2 million income, or less than $0.01 per diluted share relating to revaluation of investment; (iii) in the fourth quarter of 2004 a $0.4 million charge, or less than $0.01 per diluted share relating to revaluation of investment.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of December 31, 2004 and January 2, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at December 31, 2004 and January 2, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight  Board  (United  States),  the  effectiveness  of  Trimble
Navigation  Limited's  internal control over financial  reporting as of December
31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP


Palo Alto, California
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting at Item 9a, that Trimble Navigation Limited maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trimble Navigation Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Trimble Navigation Limited maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Trimble Navigation Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trimble Navigation Limited as of December 31, 2004 and January 2, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Trimble Navigation Limited and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP


Palo Alto, California
March 11, 2005

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Trimble's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of December 31, 2004, have concluded that as of December 31, 2004, the company's disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries required to be included in the company's periodic filings under the Exchange Act would be made known to them by others within those entities.

Inherent Limitations on Effectiveness of Controls

The company's management, including the CEO and CFO, does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management's Report on Internal Control over Financial Reporting

The company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company's management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the company's management concluded that its internal control over financial reporting was effective as of December 31, 2004.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2004, there were no changes in the company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Code of Ethics

The Company's Business Ethics and Conduct Policy that applies to, among others, to the Company's Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other finance organization employees. The Business Ethics and Conduct Policy is available on the Company's website at www.trimble.com under the heading "Corporate Governance and Policies" on the Investor Information page of our website. A copy will be provided, without charge, to any shareholder who requests one by written request addressed to General Counsel, Trimble Navigation Limited, 749 N. Mary Avenue, Sunnyvale, CA 94085.

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


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

The following consolidated financial statements required by this item are included in Part II Item 8 hereof under the caption "Financial Statements and Supplementary Data."

                                                                   Page in this
                                                                   Annual Report
                                                                   on Form 10-K

Consolidated Balance Sheets at January 31, 2004 and January 2, 2004........44

Consolidated Statements of Income for each of the three fiscal years in the period ended January 31, 2004.......................................45

Consolidated Statement of Shareholders' Equity for each of the three fiscal years in the period ended January 31, 2004....................46

Consolidated Statements of Cash Flows for each of the three
fiscal years in the period ended January 31, 2004..........................47

Notes to Consolidated Financial Statements ................................48

Reports of Independent Registered Public Accounting Firm...................72

     (2) Financial Statement Schedules

The following financial statement schedule is filed as part of this report:
                                                                  Page in this
                                                                  Annual Report
                                                                  on Form 10-K

Schedule II - Valuation and Qualifying Accounts.......................S-1

All other schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

     (3) Exhibits

Exhibit
Number

3.1  Restated Articles of Incorporation of the Company filed June 25, 1986. (5)

3.2 Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (6)

3.3 Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (7)

3.4  Certificate of Determination of the Company filed February 19, 1999. (8)

3.5 Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (20)

3.6 Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (24)

3.8  Amended and Restated Bylaws of the Company. (23)

4.1  Specimen copy of certificate for shares of Common Stock of the Company. (1)

4.2  Preferred Shares Rights Agreement dated as of February 18, 1999. (4)

4.3  Agreement  of  Substitution   and  Amendment  of  Preferred  Shares  Rights
     Agreement dated September 10, 2004. (25)

4.4 First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (15)

4.5  Form of Warrant to Purchase  Shares of Common Stock dated January 14, 2002.
     (16)

4.6  Form of Warrant dated April 12, 2002. (17)

10.1+Form of Indemnification Agreement between the Company and its officers and directors. (25)

10.2+1990  Director  Stock  Option  Plan,  as  amended,  and form of  Outside
     Director Non-statutory Stock Option Agreement. (3)

10.3+1992  Management  Discount  Stock  Option and form of  Non-statutory  Stock
     Option Agreement. (2)

10.4+ 1993 Stock Option Plan, as amended May 11, 2000. (12)

10.5+ 1988 Employee Stock Purchase Plan, as amended May 11, 2000. (13)

10.6+Employment  Agreement  between  the Company  and Steven W.  Berglund  dated
     March 17, 1999. (9)

10.7+Nonqualified  deferred  Compensation Plan of the Company effective February
     10, 1994. (10)

10.8***Supply  Agreement  dated August 10, 1999 by and among Trimble  Navigation
     Limited and Solectron Corporation and Solectron Federal Systems, Inc. (11)

10.9+Australian  Addendum to the Trimble Navigation 1988 Employee Stock Purchase
     Plan. (14)

10.10+ Amended and Restated 2002 Stock Plan (as of July 22, 2004), including forms of option agreements. (22)

10.11 Credit Agreement dated June 25, 2003. (19)

10.12Letter dated May 8, 2002 exercising renewal option of the Supply Agreement dated August 10, 1999 by and among Trimble Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (18)

10.13+ Employment  Agreement  between the Company and Rajat Bahri dated December
     7, 2004. (25)

10.14+ Board of Directors annual  compensation policy effective January 1, 2004.
     (25)

10.15+ Form of Change in Control  agreement  between  the  Company  and  certain
     Company officers. (21)

10.16+ Letter of Assignment between the Company and Alan Townsend dated November
     12, 2003. (25)

10.17+ Supplemental agreement to Letter of Assignment between the Company and Alan Townsend dated January 19, 2004. (25)

21.1 Subsidiaries of the Company. (25)

23.1 Consent of Ernst & Young LLP, independent registered public accounting firm. (25)

24.1 Power of Attorney included on signature page herein.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (25)

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (25)

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (25)

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (25)

*** Confidential treatment has been granted for certain portions of this exhibit pursuant to an order dated effective October 5, 1999.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) thereof.

(1) Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)  Incorporated  by  reference   exhibit  number  10.46  to  the  registrant's
     Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.

(3) Incorporated by reference to exhibit number 10.32 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4)  Incorporated  by  reference  to  exhibit  number  1  to  the   registrant's
     Registration Statement on Form 8-A, which was filed on February 18, 1999.

(5) Incorporated by reference to exhibit number 3.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(6) Incorporated by reference to exhibit number 3.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(7) Incorporated by reference to exhibit number 3.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(8) Incorporated by reference to exhibit number 3.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(9) Incorporated by reference to exhibit number 10.67 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(10) Incorporated by reference to exhibit number 10.68 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(11) Incorporated by reference to exhibit number 10.69 to the registrant's Report on Form 8-K, which was filed on August 25, 1999.

(12) Incorporated by reference to exhibit number 10.59 to the registrant's registration statement on Form S-8 filed on June 1, 2000.

(13) Incorporated by reference to exhibit number 10.60 to the registrant's registration statement on Form S-8 filed on June 1, 2000.

(14) Incorporated by reference to exhibit number 10.77 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2000.

(15) Incorporated by reference to exhibit number 4.1 to the registrant's Current Report on Form 8-K filed on January 16, 2002.

(16) Incorporated by reference to exhibit number 4.2 to the registrant's Current Report on Form 8-K filed on January 16, 2002.

(17) Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-3 filed on April 19, 2002.

(18) Incorporated by reference to exhibit number 10.83 to the registrant's Annual Report on Form 10-K for the year ended January 3, 2003.

(19) Incorporated by reference to exhibit number 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(20) Incorporated by reference to exhibit number 3.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(21) Incorporated by reference to exhibit number 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2004.

(22) Incorporated by reference to exhibit number 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2004.

(23) Incorporated by reference to exhibit number 3.8 to the registrant's Annual Report on Form 10-K for the year ended January 2, 2004.

(24) Incorporated by reference to exhibit number 3.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(25) Filed herewith.

                                  EXHIBIT LIST

Exhibit
Number

3.1  Restated Articles of Incorporation of the Company filed June 25, 1986. (5)

3.2 Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (6)

3.3 Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (7)

3.4  Certificate of Determination of the Company filed February 19, 1999. (8)

3.5 Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (20)

3.6 Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (24)

3.8  Amended and Restated Bylaws of the Company. (23)

4.1  Specimen copy of certificate for shares of Common Stock of the Company. (1)

4.2  Preferred Shares Rights Agreement dated as of February 18, 1999. (4)

4.3  Agreement  of  Substitution   and  Amendment  of  Preferred  Shares  Rights
     Agreement dated September 10, 2004. (25)

4.4 First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (15)

4.5  Form of Warrant to Purchase  Shares of Common Stock dated January 14, 2002.
     (16)

4.6  Form of Warrant dated April 12, 2002. (17)

10.1+Form of Indemnification Agreement between the Company and its officers and directors. (25)

10.2+1990 Director Stock Option Plan, as amended,  and form of Outside  Director
     Non-statutory Stock Option Agreement. (3)

10.3+1992  Management  Discount  Stock  Option and form of  Non-statutory  Stock
     Option Agreement. (2)

10.4+ 1993 Stock Option Plan, as amended May 11, 2000. (12)

10.5+ 1988 Employee Stock Purchase Plan, as amended May 11, 2000. (13)

10.6+Employment  Agreement  between  the Company  and Steven W.  Berglund  dated
     March 17, 1999. (9)

10.7+Nonqualified  deferred  Compensation Plan of the Company effective February
     10, 1994. (10)

10.8 ***Supply Agreement dated August 10, 1999 by and among Trimble Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (11)

10.9+Australian  Addendum to the Trimble Navigation 1988 Employee Stock Purchase
     Plan. (14)

10.10+ Amended and Restated 2002 Stock Plan (as of July 22, 2004), including forms of option agreements. (22)

10.11 Credit Agreement dated June 25, 2003. (19)

10.12Letter dated May 8, 2002 exercising renewal option of the Supply Agreement dated August 10, 1999 by and among Trimble Navigation Limited and Solectron Corporation and Solectron Federal Systems, Inc. (18)

10.13+ Employment  Agreement  between the Company and Rajat Bahri dated December
     7, 2004. (25)

10.14+ Board of Directors annual  compensation policy effective January 1, 2004.
     (25)

10.15+ Form of Change in Control  agreement  between  the  Company  and  certain
     Company officers. (21)

10.16+ Letter of Assignment between the Company and Alan Townsend dated November
     12, 2003. (25)

10.17+ Supplemental agreement to Letter of Assignment between the Company and Alan Townsend dated January 19, 2004. (25)

21.1 Subsidiaries of the Company. (25)

23.1 Consent of Ernst & Young LLP, independent registered public accounting firm. (25)

24.2 Power of Attorney included on signature page herein.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (25)

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (25)

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (25)

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (25)

*** Confidential treatment has been granted for certain portions of this exhibit pursuant to an order dated effective October 5, 1999.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) thereof.

(1) Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)  Incorporated  by  reference   exhibit  number  10.46  to  the  registrant's
     Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.

(3) Incorporated by reference to exhibit number 10.32 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4)  Incorporated  by  reference  to  exhibit  number  1  to  the   registrant's
     Registration Statement on Form 8-A, which was filed on February 18, 1999.

(5) Incorporated by reference to exhibit number 3.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(6) Incorporated by reference to exhibit number 3.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(7) Incorporated by reference to exhibit number 3.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(8) Incorporated by reference to exhibit number 3.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(9) Incorporated by reference to exhibit number 10.67 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(10) Incorporated by reference to exhibit number 10.68 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(11) Incorporated by reference to exhibit number 10.69 to the registrant's Report on Form 8-K, which was filed on August 25, 1999.

(12) Incorporated by reference to exhibit number 10.59 to the registrant's registration statement on Form S-8 filed on June 1, 2000.

(13) Incorporated by reference to exhibit number 10.60 to the registrant's registration statement on Form S-8 filed on June 1, 2000.

(14) Incorporated by reference to exhibit number 10.77 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2000.

(15) Incorporated by reference to exhibit number 4.1 to the registrant's Current Report on Form 8-K filed on January 16, 2002.

(16) Incorporated by reference to exhibit number 4.2 to the registrant's Current Report on Form 8-K filed on January 16, 2002.

(17) Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-3 filed on April 19, 2002.

(18) Incorporated by reference to exhibit number 10.83 to the registrant's Annual Report on Form 10-K for the year ended January 3, 2003.

(19) Incorporated by reference to exhibit number 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(20) Incorporated by reference to exhibit number 3.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(21) Incorporated by reference to exhibit number 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2004.

(22) Incorporated by reference to exhibit number 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2004.

(23) Incorporated by reference to exhibit number 3.8 to the registrant's Annual Report on Form 10-K for the year ended January 2, 2004.

(24) Incorporated by reference to exhibit number 3.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(25) Filed herewith.

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

                                         March 14, 2005


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

Signature                    Capacity in which Signed          Date



/s/ Steven W. Berglund       President, Chief Executive        March 14, 2005
----------------------       Officer, Director
Steven W. Berglund



/s/ Rajat Bahri              Chief Financial Officer and       March 14, 2005
---------------              Assistant Secretary
Rajat Bahri                  (Principal Financial Officer)




/s/ Anup Singh               Corporate Controller              March 14, 2005
--------------               (Principal Accounting Officer)
Anup V. Singh



/s/ Robert S. Cooper         Director                          March 10, 2005
--------------------
Robert S. Cooper


_________________            Director                          March __, 2005
John B. Goodrich



/s/ William Hart             Director                          March 14, 2005
----------------
William Hart



/s/ Ulf J. Johansson         Director                          March 10, 2005
--------------------
Ulf J. Johansson



/s/ Bradford W. Parkinson    Director                          March 12, 2005
-------------------------
Bradford W. Parkinson



/s/ Nickolas W. Vande Steeg  Director                          March 11, 2005
---------------------------
Nickolas W. Vande Steeg

                                   SCHEDULE II

                           TRIMBLE NAVIGATION LIMITED
                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)

                                     December 31,       January 2,       January 3,
Allowance for doubtful accounts:         2004              2004             2003
--------------------------------         ----              ----             ----
Balance at beginning of period       $    9,953         $   9,900        $  8,540
  Acquired allowance                        116               752               -
  Bad debt expense                        1,210               (32)          5,443
  Write-offs, net of recoveries          (2,327)             (667)         (4,083)
                                         ------              ----          ------
Balance at end of period             $    8,952         $   9,953        $  9,900
                                     ----------         ---------        --------
Inventory allowance:
Balance at beginning of period       $   25,885         $  25,150        $ 23,274
  Acquired allowance                        591             1,292               -
  Additions to allowance                  3,765             5,762           3,901
  Write-offs, net of recoveries          (4,024)           (6,319)         (2,025)
                                         ------            ------          ------
Balance at end of period             $   26,217         $  25,885        $ 25,150
                                     ----------         ---------        --------