Form 10-Q
period 2005-05-10
TRIMBLE NAVIGATION LTD /CA/
filed 2005-05-10
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2005
                                       OR

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

                                Yes [ X ] No [ ]


As of May 6, 2005, there were 52,765,548 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED
                  FORM 10-Q for the Quarter ended April 1, 2005
                                      INDEX



PART I.    Financial Information                                           Page

  ITEM 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets --
                 April 1, 2005 and December 31, 2004  ...................    3

           Condensed Consolidated Statements of Income --
               Three Months Ended April 1, 2005 and April 2, 2004........    4

           Condensed Consolidated Statements of Cash Flows --
               Three Months Ended April 1, 2005 and April 2, 2004........    5

           Notes to Condensed Consolidated Financial Statements..........    6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   16

  ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk....   29

  ITEM 4.  Controls and Procedures.......................................   30


PART II.   Other Information

  ITEM 1.  Legal Proceedings.............................................   30

  ITEM 6.  Exhibits......................................................   31

SIGNATURES...............................................................   33

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        April 1,       December 31,
As at                                                                                     2005            2004
(in thousands)                                                                         (UNAUDITED)         (1)
ASSETS
Current assets:
        Cash and cash equivalents                                                    $   50,193        $   71,872
        Accounts receivable, net                                                        154,540           123,938
        Other receivables                                                                 3,605             4,182
        Inventories, net                                                                 91,309            87,745
        Deferred income taxes                                                            21,684            21,852
        Other current assets                                                              9,377             7,878
              Total current assets                                                      330,708           317,467
                                                                                        -------           -------
Property and equipment, net                                                              31,264            30,991
Goodwill and other intangible assets, net                                               274,879           273,357
Deferred income taxes                                                                     8,054             8,019
Other assets                                                                             23,982            24,144
                                                                                         ------            ------
              Total non-current assets                                                  338,179           336,511
                                                                                        -------           -------
              Total assets                                                           $  668,887        $  653,978
                                                                                     ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt                                            $   12,500        $   12,500
        Accounts payable                                                                 45,672            43,551
        Accrued compensation and benefits                                                27,928            31,202
        Accrued liabilities                                                              11,328            11,510
        Deferred revenues                                                                10,775             9,317
        Accrued warranty expense                                                          6,844             6,425
        Deferred income taxes                                                             1,466             2,521
        Income taxes payable                                                             16,823            11,951
                                                                                         ------            ------
              Total current liabilities                                                 133,336           128,977
Non-current portion of long-term debt                                                    16,336            26,496
Deferred gain on joint venture                                                            9,304             9,179
Deferred income tax                                                                       6,363             5,435
Other non-current liabilities                                                            13,360            11,730
                                                                                         ------            ------
              Total liabilities                                                         178,699           181,817
                                                                                        -------           -------
Commitments and contingencies                                                                --                --
Shareholders' equity:
        Preferred stock no par value; 3,000 shares authorized; none outstanding              --                --
        Common stock, no par value; 90,000 shares authorized;
         52,680 and 52,213 shares issued and outstanding at April 1, 2005 and
         December 31, 2004, respectively                                                354,449           345,127
        Retained earnings                                                               100,109            82,670
        Accumulated other comprehensive income                                           35,630            44,364
                                                                                         ------            ------
              Total shareholders' equity                                                490,188           472,161
                                                                                        -------           -------
              Total liabilities and shareholders' equity                             $  668,887        $  653,978
                                                                                     ==========        ==========

(1)  Derived  from  the  December  31,  2004  audited   Consolidated   Financial
     Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2004.

See accompanying Notes to the Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                  ------------------
                                                             April 1,            April 2,
                                                               2005                2004
                                                               ----                ----
(in thousands, except per share amounts)
Revenue  (1)                                              $    195,383        $    156,510
Cost of revenue                                                 97,576              80,750
                                                                ------              ------
Gross margin                                                    97,807              75,760

Operating expenses
        Research and development                                21,828              18,848
        Sales and marketing                                     30,371              26,304
        General and administrative                              12,832              10,386
        Restructuring charges                                      278                  --
        Amortization of purchased intangible assets              2,298               1,984
                                                                 -----               -----
              Total operating expenses                          67,607              57,522
                                                                ------              ------
Operating income                                                30,200              18,238
Non-operating income (expense), net
        Interest income                                            129                  98
        Interest expense                                          (740)             (1,076)
        Foreign currency transaction loss, net                    (157)               (636)
        Expenses for affiliated operations, net                 (3,039)             (1,599)
        Other income, net                                           30                  80
                                                                    --                  --
             Total non-operating expense, net                   (3,777)             (3,133)
                                                                ------              ------
Income before taxes                                             26,423              15,105
Income tax provision                                             8,984               2,265
                                                                 -----               -----
Net income                                                $     17,439        $     12,840
                                                          ============        ============

Basic earnings per share                                  $       0.33        $       0.25
                                                          ============        ============
Shares used in calculating basic earnings per share             52,500              50,418
                                                          ============        ============

Diluted earnings per share                                $       0.31        $       0.24
                                                          ============        ============
Shares used in calculating diluted earnings per share           56,371              54,215


(1) Sales to related parties were $2.2 million and $0.8 million for the three month periods ended April 1, 2005 and April 2, 2004, respectively, while cost of sales to those related parties were $0.9 and $0.3 million for the comparable periods.

See accompanying Notes to the Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                           ------------------
                                                                       April 1,           April 2,
                                                                         2005              2004
                                                                         ----              ----
(In thousands)
Cash flow from operating activities:
         Net income                                                $      17,439      $     12,840
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
         Depreciation expense                                              2,512             2,191
         Amortization expense                                              2,339             2,035
         Provision for doubtful accounts                                     388               390
         Amortization of debt issuance cost                                  122               122
         Deferred income taxes                                               488               (93)
         Other                                                               (51)             (113)
         Decrease (increase) in assets and liabilities:
                 Accounts receivable, net                                (32,155)          (18,479)
                 Deferred revenues                                         1,513               685
                 Other receivables                                           456               698
                 Inventories                                              (4,739)             6,561
                 Other current and non-current assets                      1,054              (760)
                 Effect of foreign currency translation
                    adjustment                                               943              (403)
                 Accounts payable                                          2,121             5,600
                 Accrued compensation and benefits                        (3,033)           (1,675)
                 Deferred gain on joint venture                              125              (151)
                 Accrued liabilities                                         765            (1,588)
                 Income taxes payable                                      8,521               825
                                                                           -----               ---
Net cash provided by (used in) operating activities                       (1,192)            8,685
                                                                          ------             -----
Cash flow from investing activities:
         Acquisition of property and equipment                            (3,164)           (2,544)
         Proceeds from sale of assets                                          -                47
         Cost of acquisitions, net of cash acquired                      (11,197)           (9,179)
         Costs of capitalized patents                                        (75)              (26)
                                                                             ---               ---
Net cash used in investing activities                                    (14,436)          (11,702)
                                                                         -------           -------

Cash flow from financing activities:
         Issuance of common stock and warrants                             5,566             4,211
         Collection of notes receivable                                      110                53
         Proceeds from long-term debt and revolving credit lines             --              9,000
         Payments on long-term debt and revolving credit lines           (10,125)          (14,823)
                                                                         -------           -------
Net cash used in financing activities                                     (4,449)           (1,559)
                                                                          ------            ------

Effect of exchange rate changes on cash and cash equivalents              (1,602)             (639)

Net decrease in cash and cash equivalents                                (21,679)           (5,215)
Cash and cash equivalents, beginning of period                            71,872            45,416
                                                                          ------            ------
Cash and cash equivalents, end of period                           $      50,193      $     40,201
                                                                   =============      ============

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

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2004 was December 31. The first fiscal quarters of 2005 and 2004 ended on April 1, 2005 and April 2, 2004, respectively. Fiscal 2005 and 2004 are 52-week years. Unless otherwise stated, all dates refer to its fiscal year and fiscal periods.

The accompanying financial data as of April 1, 2005 and for the three months ended April 1, 2005 and April 2, 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with Trimble's 2004 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of April 1, 2005, results of operations for the three months ended April 1, 2005 and April 2, 2004 and cash flows for the three months ended April 1, 2005 and April 2, 2004, as applicable, have been made. The results of operations for the three months ended April 1, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after December 15, 2005. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the three month ended April 1, 2005 and April 2, 2004, assuming that adoption would result in amounts similar to the current pro forma disclosures under SFAS 123, net income would have been reduced by approximately $2.1 million and $2.2 million, respectively. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

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

Options

The fair value of options  granted  during the quarter was estimated at the date
of  grant  using  a  Black-Scholes   option-pricing  model  with  the  following
weighted-average assumptions at April 1, 2005 and April 2, 2004:

Fiscal Years Ended                                   April 1,         April 2,
                                                       2005             2004
                                                       ----             ----
Expected dividend yield                                 --               --
Expected stock price volatility                       57.42%           52.14%
Risk free interest rate                                4.16%            2.83%
Expected life of options after vesting                 1.71             1.58

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

Trimble's pro forma information is as follows:
                                                           Three Months Ended
                                                           ------------------
                                                       April 1,         April 2,
                                                         2005             2004
                                                         ----             ----
(in thousands, except per share amounts)

Net income - as reported                             $   17,439       $  12,840
Stock-based compensation expense, net of tax(1)           2,062           2,229
                                                     ----------       ---------
Net income - pro forma                               $   15,377       $  10,611

Basic earnings per share - as reported               $     0.33       $    0.25
                                                     ----------       ---------
Basic earnings per share - pro forma                 $     0.29       $    0.21
                                                     ----------       ---------

Diluted earnings per share - as reported             $     0.31       $    0.24
                                                     ----------       ---------
Diluted earnings per share - pro forma               $     0.27       $    0.20
                                                     ----------       ---------

(1) Our stock-based compensation expense reflects effective tax rates of 34% and 15% for the first three months of fiscal 2005 and 2004, respectively, consistent with the income tax provision for the same periods.

NOTE 4. JOINT VENTURES:

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC ("CTCT"), a joint venture formed by Trimble and Caterpillar began operations, as described in Trimble's 2004 Annual Report on Form 10-K. The joint venture is equally owned by Trimble and Caterpillar, with equal voting rights.

During the first quarter of fiscal 2002, Trimble received a special cash distribution of $11.0 million from CTCT. Trimble has recorded the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from CTCT under the equity method of accounting. When and if CTCT is profitable on a sustainable basis, and future operating losses are not anticipated, then Trimble will recognize as a gain, the un-amortized portion of the $11.0 million. To the extent that it is possible that the Company will have any future-funding obligation relating to CTCT, then the relevant amount of the $11.0 million will be deferred until such a time as the funding obligation no longer exists. This un-amortized portion of the deferred gain was approximately $9.3 million at April 1, 2005 and $9.2 million at December 31, 2004. Both Trimble's share of profits (losses) under the equity method and the amortization of the $11.0 million deferred gain are included in expense for affiliated operations, net in the Condensed Consolidated Statements of Income.

The net expenses for affiliated operations at CTCT also includes incremental costs as a result of purchasing products from CTCT at a higher price than Trimble's original manufacturing costs, partially offset by contract manufacturing fees charged to CTCT. In addition, Trimble received reimbursement of employee-related costs from CTCT for Trimble employees dedicated to CTCT totaling $2.6 million and $2.3 million for the three months ended April 1, 2005 and April 2, 2004, respectively. The reimbursements were offset against operating expenses.

                                                          April 1,     April 2,
Three Months Ended                                          2005         2004
------------------                                          ----         ----
(In millions)

CTCT incremental pricing effects, net                      $ 3.1         $ 1.7
Trimble's 50% share of CTCT's reported (gain) loss          (0.3)          0.2
Amortization of deferred gain                                0.0          (0.2)
                                                             ---          ----
Total CTCT expense for affiliated operations, net (1)      $ 2.8         $ 1.7
                                                           =====         =====


(1) Due to the nature of the relationship between Trimble and CTCT, a related party, the impact of these agreements is classified under non-operating income (expense) under the heading of "Expense for affiliated operations, net".

At April 1, 2005, the net outstanding balance due to CTCT from Trimble was approximately $0.5 million recorded under the heading of accounts payable. The net outstanding balance due from CTCT was $0.7 million at December 31, 2004 and is included in account receivables, net.

Nikon-Trimble Joint Venture

On March 28, 2003, Trimble and Nikon Corporation entered into an agreement to form a joint venture in Japan, Nikon-Trimble Co., Ltd., as described in Trimble's 2004 Annual Report on Form 10-K. Nikon-Trimble began operations in July, 2003 and is equally owned by Trimble and Nikon, with equal voting rights.

Trimble has adopted the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture to be reported by Trimble in the Non-operating section of the Condensed Consolidated Statement of Income under the heading of "Expenses for affiliated operations, net." For the three months ended April 1, 2005 and April 2, 2004, Trimble reported a loss of $0.2 million and a profit of $0.1 million, respectively, as its proportionate share of the net income. At April 1, 2005 and December 31, 2004, the net payable by Trimble to Nikon-Trimble related to the purchase and sale of products from and to Nikon-Trimble is $0.2 million and $2.5 million, respectively, recorded under the heading of "Accounts Payable" on the Condensed Consolidated Balance Sheets.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS:

Goodwill and purchased intangible assets consisted of the following:

                                                       April 1,     December 31,
As of                                                    2005          2004
-----                                                    ----          ----
(in thousands)

Intangible assets:
  Intangible assets with definite life:
     Existing technology                             $   36,144     $   35,037
     Trade names, trademarks, patents, and other
     intellectual properties                             21,529         22,111
                                                         ------         ------
Total intangible assets with definite life               57,673         57,148
Less accumulated amortization                           (44,864)       (43,313)
                                                        -------        -------
Total net intangible assets                          $   12,809     $   13,835
                                                     ==========     ==========
Total goodwill                                       $  262,070     $  259,522
                                                     ==========     ==========


NOTE 6. CERTAIN BALANCE SHEET COMPONENTS:

Inventories consisted of the following:

                                                 April 1,        December 31,
As of                                              2005              2004
-----                                              ----              ----
(in thousands)
Raw materials                                    $ 28,658        $ 26,062
Work-in-process                                     5,814           3,989
Finished goods                                     56,837          57,694
                                                   ------          ------
                                                 $ 91,309        $ 87,745
                                                 ========        ========

Property and equipment consisted of the following:

                                              April 1,            December 31,
As of                                           2005                  2004
-----                                           ----                  ----
(in thousands)

Machinery and equipment                     $   74,225             $  71,882
Furniture and fixtures                          11,176                10,521
Leasehold improvements                           5,950                 5,861
Buildings                                        5,298                 5,297
Land                                             1,231                 1,231
                                                97,880                94,792
Less accumulated depreciation                  (66,616)              (63,801)
                                               -------               -------
                                            $   31,264             $  30,991
                                            ==========             =========

Other current assets consisted of the following:

                                               April 1,           December 31,
As of                                            2005                 2004
-----                                            ----                 ----
(in thousands)

Prepaid expenses                             $  6,201             $  5,775
Other                                           3,176                2,103
                                                -----                -----
                                             $  9,377             $  7,878
                                             ========             ========


NOTE 7. THE COMPANY AND SEGMENT INFORMATION:

Trimble is a designer and distributor of positioning products and applications enabled by GPS, optical, laser, and wireless communications technology. The Company provides products for diverse applications in its targeted markets.

To achieve distribution, marketing, production, and technology advantages, the Company manages its operations in the following five segments:

o Engineering and Construction -- Consists of products currently used by survey and construction professionals in the field for positioning, data collection, field computing, data management, and machine guidance and control. The applications served include surveying, road, runway, construction, site preparation and building construction.

o Field Solutions -- Consists of products that provide solutions in a variety of agriculture and geographic information systems (GIS) applications. In agriculture these include precise land leveling and machine guidance systems. In GIS they include handheld devices and software that enable the collection of data on assets for a variety of governmental and private entities.

o Component Technologies -- Consists of products including proprietary chipsets, printed circuit boards, modules, licenses of intellectual property and end user devices. The applications into which end users currently incorporate the component products include timing applications for synchronizing wireless networks, in-vehicle navigation systems, fleet management, and security systems.

o Mobile Solutions -- Consists of products that enable end users to monitor and manage their mobile assets by communicating location and activity-relevant information from the field to the office. Trimble offers a range of products that address a number of sectors of this market including truck fleets, security, and public safety vehicles.

o Portfolio Technologies -- The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of Trimble's total revenue. This segment is comprised of the Military and Advanced Systems and Applanix businesses, as well as Trimble Outdoors which was introduced during the fourth quarter of fiscal 2004.

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

                                                       Reporting Segments
                                                       ------------------
                                 Engineering and   Field        Component       Mobile        Portfolio
                                  Construction    Solutions    Technologies    Solutions     Technologies      Total
                                  ------------    ---------    ------------    ---------     ------------      -----
(In thousands)
Three Months Ended April 1, 2005
    External net revenues          $120,198      $ 45,425        $ 14,197      $  7,401        $  8,162      $195,383
     Operating income
        (loss) before corporate
        allocations                  21,490        15,577           2,600          (636)            632        39,663

Three Months Ended April 2, 2004
    External net revenues          $102,482      $ 24,713        $ 16,415      $  5,262        $  7,638      $156,510
     Operating income
        (loss) before corporate
        allocations                  16,498         6,054           3,926        (1,643)            902        25,737

As of April 1, 2005
    Accounts receivable (1)         105,511        36,047           8,525         7,969           7,919       165,971
    Inventories                      64,518         9,672           6,977         5,211           4,931        91,309
    Goodwill                        232,876             -               -        16,189          13,005       262,070

As of December 31, 2004
    Accounts receivable (1)          90,743        19,141           9,377         9,073           8,283       136,617
    Inventories                      65,116         7,016           5,271         5,735           4,607        87,745
    Goodwill (2)                    230,856             -               -        15,605          13,061       259,522

(1) As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

(2) Our December 31, 2004 disclosure of goodwill by segment included $7.9 million in Engineering and Construction that should have been included in Mobile Solutions. The classification has been corrected for the purposes of the April 1, 2005 Form 10-Q.


The following are reconciliations corresponding to totals in the accompanying condensed consolidated financial statements:

                                                    April 1,         April 2,
Three Months Ended                                    2005             2004
------------------                                    ----             ----
(in thousands)
Operating income:
Total for reporting segments                       $   39,663       $   25,737
Unallocated corporate expenses                         (9,463)          (7,499)
                                                       ------           ------
   Operating income from continuing operations    $    30,200       $   18,238
                                                  ===========       ==========

                                                   April 1,        December 31,
As of                                                2005              2004
-----                                                ----              ----
(in thousands)
Assets:
Accounts receivable total for reporting segments   $  165,971      $  136,617
Unallocated (1)                                       (11,431)        (12,679)
                                                      -------         -------
   Total                                           $  154,540      $  123,938
                                                   ==========      ==========

(1) Includes trade-related accruals and cash received in advance that are not allocated by segment.

NOTE 8. LONG-TERM DEBT:

Long-term debt consisted of the following:

                                                  April 1,          December 31,
As of                                               2005               2004
-----                                               ----               ----
(in thousands)

Credit Facilities:
          Term loan                             $    28,125       $     31,250
          Revolving credit facility                       -              7,000
Promissory notes and other                              711                746
                                                        ---                ---
                                                     28,836             38,996

Less current portion of long-term debt              (12,500)           (12,500)
                                                    -------            -------
          Non-current portion                   $    16,336       $     26,496
                                                ===========       ============

Credit Facilities

On June 25, 2003, Trimble obtained a $175 million secured Credit Facility ("2003 Credit Facility") from a syndicate of nine banks to repay a Subordinated Note and refinance $200 million of senior, secured credit facilities obtained in July of 2000. The 2003 Credit Facility is used for ongoing working capital and general corporate needs.

At April 1, 2005, Trimble had approximately $28.1 million of borrowings under the 2003 Credit Facility, consisting of a $28.1 million term loan. The Company has access to an additional $125 million of cash under the terms of the revolving credit facility. The Company has commitment fees on the unused portion of 0.5% if the Leverage Ratio (which is defined as total indebtedness to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is 2.0 or greater and 0.375% if the Leverage Ratio is less than 2.0.

Pricing of interest for borrowings under the 2003 Credit Facility as of April 1, 2005 is at LIBOR plus a spread of 1.50%. The spread is tied to a formula based on the Leverage Ratio.

The 2003 Credit Facility is secured by all of the Company's material assets, except for assets that are subject to foreign tax considerations. Financial covenants of the 2003 Credit Facility include leverage, fixed charge, and minimum net worth tests. At April 1, 2005 and as of the date of this report, Trimble was in compliance with all financial debt covenants. The amount due under the revolver loan is payable as the loan matures on June 25, 2006, and the loan commitment fees are paid on a quarterly basis.

Under the terms of the 2003 Credit Facility, the Company is allowed to pay dividends and repurchase shares of common stock up to 25% of net income in the previous fiscal year.

Promissory Note and Others

As of April 1, 2005, the Company had other notes payable totaling  approximately
$0.7  million   primarily   consisting  of  government   loans  in  its  foreign
subsidiaries.

NOTE 9. PRODUCT WARRANTIES:

Changes in the Company's product warranty liability during the three months ended April 1, 2005 and April 2, 2004 are as follows:

                                      April 1,             April 2,
                                        2005                 2004
                                        ----                 ----
Three Months Ended
(In thousands)

Beginning balance
                                    $     6,425         $      5,147
Warranties accrued                        2,357                1,611
Warranty claims                          (1,938)              (1,131)
                                         ------               ------
Ending Balance                      $     6,844         $      5,627
                                    ===========         ============

The product warranty liability is classified as accrued warranty in the accompanying condensed consolidated balance sheets.

NOTE 10. RESTRUCTURING CHARGES:

During the first quarter of fiscal 2005, the Company recorded a restructuring charge of approximately $0.2 million associated with closure of one of its offices as a result of integration efforts of a previous acquisition. The restructuring amount is expected to be paid over several years based on the underlying lease agreement. Payments of $0.1 million were made during the quarter relating to previous restructuring plans. As of April 1, 2005, the remaining restructuring accrual balance is $0.5 million of which $0.3 million relates to employee severance costs expected to be paid by the end of fiscal year 2005 under previous restructuring plans and approximately $0.2 million associated with the exit under the plan previously described above. The restructuring accrual is included on the Condensed Consolidated Balance Sheets under the heading of "Accrued Liabilities". No restructuring charges were recorded during the three months ended April 2, 2004.


NOTE 11. EARNINGS PER SHARE:

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive Common Stock.

                                                                            April 1,      April 2,
Three Months Ended                                                            2005          2004
------------------                                                            ----          ----
(in thousands, except per share amounts)
Numerator:
     Income available to common shareholders:
           Used in basic and diluted earnings per share                   $    17,439   $     12,840
                                                                          ===========   ============
Denominator:
     Weighted-average number of common shares used in basic earnings
        per share                                                              52,571         50,418
     Effect of dilutive securities (using treasury stock method):
          Common stock options                                                  3,009          2,961
          Common stock warrants                                                   791            836
                                                                                  ---            ---
     Weighted-average number of common shares and dilutive potential           56,371         54,215
        common shares used in diluted earnings per share

Basic earnings per share                                                  $      0.33   $       0.25
                                                                          ===========   ============
Diluted earnings per share                                                $      0.31   $       0.24
                                                                          ===========   ============

NOTE 12. COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax as follows:

                                                        April 1,       April 2,
Three Months Ended                                        2005           2004
------------------                                        ----           ----
(in thousands)
Net income                                              $ 17,439       $ 12,840
Foreign currency translation adjustments, net of tax      (8,828)        (3,645)
Net gain (loss) on hedging transactions                      118             98
Net unrealized gain (loss) on foreign currency               (24)            --
                                                             ---
    Total comprehensive income                         $   8,705       $  9,293
                                                       =========       ========


The components of accumulated other comprehensive income, net of related tax as follows:

                                                       April 1,     December 31,
As of                                                    2005           2004
-----                                                    ----           ----
(in thousands)
Accumulated foreign currency translation adjustments   $  35,363    $  44,191
Accumulated net gain on hedging transactions                 224          106
Accumulated net unrealized gain on foreign currency           43           67
                                                              --           --
    Total accumulated other comprehensive income       $  35,630    $  44,364
                                                       =========    =========

NOTE 13. RELATED-PARTY TRANSACTIONS:

Related-Party Lease

Trimble currently leases office space in Ohio from an association of three individuals, one of whom is an employee of the Company, under a non-cancelable operating lease arrangement expiring in 2011. The annual rent is subject to adjustment based on the terms of the lease. The Condensed Consolidated Statements of Income include expenses from this operating lease of approximately $86,000 for both of the three months ended April 1, 2005 and April 2, 2004.

Related-Party Notes Receivable

Trimble has notes receivable from officers and employees of approximately $0.2 million as of April 1, 2005 and $0.4 million as of December 31, 2004. The notes bear interest from 4.52% to 6.62% and have an average remaining life of 0.8 years as of April 1, 2005.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in "Risks and Uncertainties" below and elsewhere in this report as well as in the Company's Annual Report on Form 10-K for fiscal year 2004 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See the discussion of our critical accounting policies under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for fiscal 2004.

RECENT BUSINESS DEVELOPMENTS

Apache

* During the second quarter of fiscal 2005, we acquired Apache Technologies, Inc. Apache designs, manufactures, and distributes professional laser products for construction leveling and alignment applications. We expect the Apache acquisition to extend our laser product portfolio for handheld laser detectors and entry-level machine displays and control systems. Apache's performance will be reported under our Engineering and Construction segment.

Pacific Crest

* During the first quarter of fiscal 2005, we acquired Pacific Crest Corporation, a supplier of wireless data communication systems for positioning and environmental monitoring applications. We expect the Pacific Crest acquisition to further enhance our wireless data communications capabilities in the Engineering and Construction business segment.

Trimble Outdoors

* During the fourth quarter of fiscal 2004 we launched Trimble Outdoors. Trimble Outdoors is a consumer business utilizing GPS enabled cell phones to provide information for outdoor recreational activities. Trimble Outdoors' performance is reported under our Portfolio segment.

GeoNav

* During the third quarter of fiscal 2004 we acquired GeoNav GmbH, a small provider of customized field data collection solutions for the cadastral survey market in Europe. We expect the acquisition to augment our capability for localization of our products in Europe. GeoNav's performance is reported under our Engineering and Construction segment.

The effects of these acquisitions were not material to our results.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

                                              Three Months Ended
                                              ------------------
                                           April 1,          April 2,
                                            2005              2004
                                            ----              ----
 (in thousands)
 Total consolidated revenue              $  195,383        $  156,510
 Gross margin                                97,807            75,760
 Total consolidated operating income         30,200            18,238

Revenue

In the fiscal quarter ended April 1, 2005, total revenue increased by $38.9 million or 24.8%, as compared to the same corresponding period in fiscal 2004. The increase was primarily due to stronger performances in most of our operating segments, particularly our Engineering and Construction and Field Solutions businesses. Additionally, revenue was favorably impacted by new products such as the Trimble S6 Total Station, AgGPS(R) EZ-Steer(TM) systems, and the GCS Grade Control systems. Continued subscriber growth in the Mobile Solutions business also contributed to revenue growth in the quarter.

Total revenue outside the United States comprised approximately 46% and 50% for the three months ended April 1, 2005 and April 2, 2004, respectively. During the first quarter of fiscal 2005, North and South America represented 63%, Europe, the Middle East and Africa represented 25%, and Asia/Pacific Rim represented 12% of total revenues. For the comparable period in fiscal 2004, North and South America represented 57%, Europe, the Middle East and Africa represented 30%, and Asia/Pacific Rim represented 13% of total revenues.

Gross Margin

Gross margin as a percentage of total revenues was 50.1% and 48.4% for the first quarter of fiscal 2005 and 2004, respectively. The increase was primarily due to higher margins in new agriculture products in our Field Solutions business, and a move towards profitability in the Mobile Solutions business, partially offset by a decline in margins in the Component Technologies business.

* Gross margin could be impacted by product mix, changes in unit selling prices, fluctuations in unit manufacturing costs and foreign currencies, and alternative sourcing strategies.

Operating Income

Operating income as a percentage of total revenue was 15.5% and 11.7% for the first quarter of fiscal 2005 and 2004, respectively. The increase is driven by an increase in revenues, higher gross margins, and greater leverage of operating expenses.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following five segments:
Engineering and Construction, Field Solutions, Component Technologies, Mobile Solutions, and Portfolio Technologies. Operating income (loss) is net revenue less cost of revenue and operating expenses, excluding general corporate expenses, amortization of purchased intangibles, restructuring charges, non-operating income (expense), and income taxes.

The following table is a breakdown of revenue and operating income by segment (in thousands, except percentages):

                                                           Three Months Ended
                                                           ------------------
                                                         April 1,       April 2,
                                                           2005           2004
                                                           ----           ----
 Engineering and Construction
    Revenue                                              120,198        102,482
    Segment revenue as a percent of total revenue            62%            66%
    Operating income                                      21,490         16,498
    Operating income as a percent of segment revenue         18%            16%
 Field Solutions
    Revenue                                               45,425         24,713
    Segment revenue as a percent of total revenue            23%            16%
    Operating income                                      15,577          6,054
    Operating income as a percent of segment revenue         34%            24%
 Component Technologies
    Revenue                                               14,197         16,415
    Segment revenue as a percent of total revenue             7%            10%
    Operating income                                       2,600          3,926
    Operating income as a percent of segment revenue         18%            24%
 Mobile Solutions
    Revenue                                                7,401          5,262
    Revenue as a percent of total revenue                     4%             3%
    Operating loss                                          (636)        (1,643)
    Operating loss as a percent of segment revenue           (9%)          (31%)
 Portfolio Technologies
    Revenue                                                8,162          7,638
    Segment revenue as a percent of total revenue             4%             5%
    Operating income                                         632            902
    Operating income as a percent of segment revenue          8%            12%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

                                                 April 1,           April 2,
  Three Months Ended                               2005               2004
  ------------------                               ----               ----
  (In thousands)

  Consolidated segment operating income         $  39,663          $ 25,737
  Unallocated corporate expense                    (6,887)           (5,515)
  Amortization of purchased intangible assets      (2,298)           (1,984)
  Restructuring charges                              (278)               --
  Non-operating expense, net                       (3,777)           (3,133)
                                                   ------            ------
  Consolidated income before income taxes       $  26,423          $ 15,105
                                                =========          ========

Engineering and Construction

Engineering and Construction revenues increased by $17.7 million or 17.3% while segment operating income increased $5.0 million or 30.3% for the three months ended April 1, 2005 as compared to the same corresponding period in fiscal 2004. Demand for machine control and survey products solutions, in particular the new survey product, Trimble S6 Total Station, resulted in increased sales across all product categories. Sales of the S6 Total Station are driven by product upgrades, while machine control products are penetrating the engineering and construction markets as these markets increasingly move toward technology solutions to reduce rework and increase productivity. Segment operating income increased as a result of higher revenues and leveraging of operating expense.

Field Solutions

Field Solutions revenues increased by $20.7 million or 83.8% while segment operating income increased $9.5 million or 157.3% for the three months ended April 1, 2005 as compared to the same corresponding periods in fiscal 2004. Revenues increased primarily as a result of higher demand for both automated and manual guidance products into the agricultural market. Guidance products are now beginning to penetrate the agriculture market as farmers begin to utilize technology to increase yields and improve productivity. For example, in the last year the Company has introduced several new products into the market including the AgGPS(R) EZ-Guide(R) and AgGPS(R) EZ-Steer(TM) systems. The increase in segment operating income was primarily due to higher revenues and a more favorable product mix.

Component Technologies

Component Technologies revenues decreased by $2.2 million or 13.5% while segment operating income decreased by $1.3 million or 33.8% for the three months ended April 1, 2005 as compared to the corresponding period in fiscal 2004. The decrease in revenues for the three months ended April 1, 2005 as compared to the same period in fiscal 2004 was primarily due to the decline in demand for our in-vehicle navigation and higher margin timing businesses. The segment operating income decrease was primarily due to lower revenues and a less favorable product mix.

Mobile Solutions

Mobile Solutions revenues increased by $2.1 million or 40.6% while segment operating loss decreased by $1.0 million or 61.3% for the three months ended April 1, 2005 as compared to the corresponding period in fiscal 2004. Revenues grew due to increased subscriber growth which was up by approximately 300% compared to the same prior fiscal quarter, an increase in sales into the construction materials vertical, primarily ready-mix suppliers, and increased sales from our dealer channel as we continue to develop and extend this channel. Losses decreased for the first three months of fiscal 2005 versus the same period last year due to increased revenues.

Portfolio Technologies

Portfolio Technologies revenues increased by $0.5 million or 6.9% while operating income decreased by $0.3 million or 29.9% for the three months ended April 1, 2005 as compared to the corresponding period in fiscal 2004. The increase in revenue was primarily due to strong performance of Applanix' Airborne Business Unit and in particular its Digital Sensor System (DSS) product which was launched in 2004, offset by lower sales of defense products. Operating income decreased primarily due to investment in our recently announced business, Trimble Outdoors.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research  and  development  ("R&D"),  sales  and  marketing,   and  general  and
administrative ("G&A") expenses are summarized in the following table (in thousands, except percentages):

                                            Three Months Ended
                                            ------------------
                                                          Variance     Variance
                             April 1,      April 2,          in           in
                               2005          2004         Dollars       Percent
                               ----          ----         -------       -------
Research and development    $  21,828     $  18,848       $  2,980       15.8%
Percentage of revenue           11.2%         12.0%
Sales and marketing            30,371        26,304          4,067       15.5%
Percentage of revenue           15.5%         16.8%
General and administrative     12,832        10,386          2,446       23.6%
Percentage of revenue            6.6%          6.6%
                                 ---           ---
            Total              65,031        55,538          9,493       17.1%
                               ------        ------          -----       ----
Percentage of revenue           33.3%         35.5%

The increase in R&D expenses in the first quarter of fiscal 2005 as compared with the first quarter of fiscal 2004 was primarily due to the continued investment in next generation technologies and spending on the development of new products, primarily within our Engineering and Construction and Field Solutions businesses. All of our R&D costs have been expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

The increase in sales and marketing expenses in the first quarter of fiscal 2005 as compared with the first quarter of fiscal 2004 was primarily due to increased promotional activities associated with the launch of new products (primarily related to the Engineering and Construction and Field Solutions businesses), trade show expense, increased commissions as a result of higher revenues, and higher compensation costs.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

The increase in G&A expenses in the first quarter of fiscal 2005 as compared with the first quarter of fiscal 2004 was primarily due to higher compensation costs and compliance costs including those related to Section 404 of the Sarbanes Oxley Act.

Restructuring Charges

During the first quarter of fiscal 2005, we recorded a restructuring charge of approximately $0.2 million associated with closure of one of our offices as a result of integration efforts of a previous acquisition. The restructuring amount is expected to be paid over several years based on the underlying lease agreement. Payments of $0.1 million were made during the quarter relating to previous restructuring plans. As of April 1, 2005, the remaining restructuring accrual balance is $0.5 million of which $0.3 million relates to employee severance costs expected to be paid by the end of fiscal year 2005 under previous restructuring plans and approximately $0.2 million associated with the exit under the plan previously described above. The restructuring accrual is included on the Condensed Consolidated Balance Sheets under the heading of "Accrued Liabilities". No restructuring charges were recorded during the three months ended April 2, 2004.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $2.3 million in the first quarter of fiscal 2005, compared with $2.0 million in the first quarter of fiscal 2004. The increase was primarily due to the acquisition of certain technology and patent intangibles as a result of the Pacific Crest and GeoNav acquisitions not applicable in the comparable periods of fiscal 2004.

Non-operating Expense, Net

The components of non-operating expense, net, are as follows (in thousands):

                                                  Three Months Ended
                                                  ------------------
                                              April 1,         April 2,
                                                2005             2004
                                                ----             ----
Interest income                              $    129         $     98
Interest expense                                 (740)          (1,076)
Foreign currency transaction loss, net           (157)            (636)
Expenses for affiliated operations, net        (3,039)          (1,599)
Other income, net                                  30               80
                                                   --               --
Total non-operating expense, net             $ (3,777)        $ (3,133)
                                             --------         --------

Non-operating expense, net increased by $0.6 million or 20.5% during the first quarter of fiscal 2005, as compared with the corresponding period in fiscal 2004 primarily due to an increase in expense for affiliated operations, offset by a reduction in foreign currency transaction loss and interest expense. The increase in expense for affiliated operations was primarily due to transfer pricing effects of transactions between us and the Caterpillar joint venture.

Income Tax Provision

Our income tax provision reflects an effective tax rate of 34% for the three months ended April 1, 2005 and 15% for the three months ended April 2, 2004. The 2004 first fiscal quarter tax rate of 15% reflects benefits from utilizing net operating loss and tax credit carry-forwards. The 2005 first fiscal quarter tax rate of 34% is higher than the 2004 first fiscal quarter tax rate due to higher levels of profits and limited remaining benefits of tax carry-forwards and other deferred tax assets.

In October  2004,  The  American  Jobs  Creation Act of 2004 was signed into law providing changes in the tax law including an incentive to repatriate undistributed earnings of foreign subsidiaries. We are currently evaluating the potential impact of these provisions, including assessing the details of the Act, analyzing the funds available for repatriation, the economic cost of doing so and assessing the qualified uses of repatriated funds. However, given the preliminary stage of our evaluation, it is not possible to determine the impact to our fiscal year 2005 income tax provision. The Company expects to complete its evaluation in the latter part of 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                      April 1,     December 31,
As of                                                   2005           2004
-----                                                   ----           ----
(dollars in thousands)

Cash and cash equivalents                            $  50,193       $ 71,872
Accounts receivable days sales outstanding                  62             63
Inventory turns per year                                     4              4
Total debt                                           $  28,836       $ 38,996

                                                      April 1,       April 2,
Three Months Ended                                      2005           2004
------------------                                      ----           ----
(in thousands)

Net cash provided by (used in) operating activities   $ (1,192)       $ 8,685
Net cash used in investing activities                  (14,436)       (11,702)
Net cash used in financing activities                   (4,449)        (1,559)
Net decrease in cash and cash equivalents              (21,679)        (5,215)

Cash and Cash Equivalents

Cash and cash equivalents decreased by $21.7 million or 30.2% from December 31, 2004 primarily due to acquisitions and payment of our debt.

* For the first three months of fiscal 2005, cash used in operating activities was $1.2 million, compared to $8.7 million cash provided by operating activities during the first three months of fiscal 2004. This decrease was driven by an increase in accounts receivable of $32.2 million, offset by an increase in net income. Our ability to continue to generate cash from operations will depend in large part on our profitability, the rate of collections of accounts receivable, inventory turns, and our ability to manage other areas of working capital. Our accounts receivable days sales outstanding decreased to 62 days from 63 days at the end of fiscal 2004. Inventory turns were four in both the first quarter of fiscal 2005 and in the fourth quarter of fiscal 2004.

We used $14.4 million in net cash for investing activities during the first three months of 2005, compared to $11.7 million in the first three months of 2004. The increase was primarily due to cash acquisitions.

* We expect fiscal 2005 capital expenditures to be approximately $14 million to $15 million, primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

We used $4.4 million in net cash for financing activities in the first three months of 2005, compared to $1.6 million in the first three months of 2004. This increase was primarily a result of more debt repayments ($10.1 million) compared to net repayments of $5.8 million during the same period in 2004.

* We believe that our cash and cash equivalents, together with available funds under our credit facilities ($125 million as of April 1, 2005), will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

Debt

At April 1, 2005, our total debt was approximately $28.8 million as compared with approximately $39.0 million at the end of fiscal 2004. This balance primarily consists of a term loan. The senior secured revolving credit facility has been fully repaid.

Our Credit Facility is secured by all material assets of our Company, except for a portion of assets that are not pledged due to foreign tax considerations. Financial covenants of the Credit Facility include leverage, fixed charge, and minimum net worth tests. At April 1, 2005 and as of the date of this report, we are in compliance with all debt covenants. The amortized principal, interest, and commitment fees due under the Credit Facility are paid quarterly. Under the four-year term loan portion of the Credit Facility, we are due to make payments (excluding interest) of approximately $9.3 million in fiscal 2005, $12.5 million in fiscal 2006, and $6.3 million in fiscal 2007.

Under the terms of the Credit Facility, we are allowed to pay dividends and repurchase shares of our common stock up to 25% of net income in the previous fiscal year. For additional discussion of our debt, see Note 8 of Notes to the Condensed Consolidated Financial Statements.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after December 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. We are currently evaluating these transition methods.

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

We May Not Be Able to Enter Into or Maintain Important Alliances.

We believe that in certain business opportunities our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon, and CNH Global. Our failure to form and maintain such alliances, or the pre-emption of such alliances by actions of other competitors or us, will adversely affect our ability to penetrate emerging markets. No assurances can be given that we will not experience problems from current or future alliances or that we will realize value from any such strategic alliances.

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

We May Encounter Problems Associated With International Operations and Sales.

Our customers are located throughout the world. Sales to unaffiliated customers in non-US locations represented approximately 46% of our revenues in our first fiscal quarter of 2005 and 50% in our fiscal year 2004. In addition, we have significant international operations, including a joint venture, manufacturing facilities, sales personnel and customer support operations. We have sales offices outside the US. Our non-US manufacturing facilities are in Sweden, Canada, France, and Germany, and we have a regional fulfillment center in the Netherlands. Our non-US presence exposes us to risks not faced by wholly US companies.

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

We Are Exposed to Fluctuations in Currency Exchange Rates.

A significant portion of our business is conducted outside the United States, and as such, we face exposure to movements in non-US currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. In the first quarter of fiscal 2005, the US dollar continued to weaken against several major currencies in which we do business, adversely impacting our financial results. The weaker US dollar negatively impacts our operating income due to significant manufacturing, distribution, research and development, and selling expenses incurred outside of the US, while the weaker US dollar positively impacts our revenues generated in foreign currencies, primarily the Euro.

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

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

The market price of our common stock has been, and may continue to be, highly volatile. During the first fiscal quarter of 2005, our stock price ranged from $38.24 to $30.04. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

Market Interest Rate Risk

We are exposed to market risk due to the possibility of changing interest rates under our secured Credit Facility. Our Credit Facility is comprised of a three-year, US dollar-only revolver that expires on June 25, 2006, and a four-year term loan that expires on June 25, 2007. Borrowings under the Credit Facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on our Leverage Ratio. The revolver has an outstanding principal balance of $0, while the term loan has an outstanding principal balance of $28.1 million, as of April 1, 2005 (all in US currency only). The three-month LIBOR effective rate at April 1, 2005 was 3.0925%. A hypothetical 10% increase in three-month LIBOR rates could result in approximately $87,000 annual increase in interest expense on the existing principal balances. We have hedged the market risk with an interest rate swap on 50% of our term loan at a fixed rate (LIBOR) of 2.517%.

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

Foreign exchange forward contracts outstanding as of April 1, 2005 are summarized as follows (in thousands):

                                              April 1, 2005
                                              -------------
                                  Nominal Amount           Fair Value
                                  --------------           ----------
         Forward contracts:
              Purchased           $    (18,145)          $      (221)
              Sold                $     25,713           $       338

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

ITEM 6.  EXHIBITS


3.1  Restated Articles of Incorporation of the Company filed June 25, 1986. (3)

3.2 Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)

3.3 Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)

3.4  Certificate of Determination of the Company filed February 19, 1999. (3)

3.5 Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (7)

3.6 Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (9)

3.8  Amended and Restated Bylaws of the Company. (8)

4.1  Specimen copy of certificate for shares of Common Stock of the Company. (1)

4.2  Preferred Shares Rights Agreement dated as of February 18, 1999. (2)

4.3  Agreement  of  Substitution   and  Amendment  of  Preferred  Shares  Rights
     Agreement dated September 10, 2004. (10)

4.4 First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (4)

4.5  Form of Warrant to Purchase  Shares of Common Stock dated January 14, 2002.
     (5)

4.6  Form of Warrant dated April 12, 2002. (6)

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005. (11)

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005. (11)

32.1 Certification  of Chief  Executive  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005. (11)

32.2 Certification  of Chief  Financial  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005. (11)

----------

(1) Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)  Incorporated  by  reference  to  exhibit  number  1  to  the   registrant's
     Registration Statement on Form 8-A, which was filed on February 18, 1999.

(3)  Incorporated  by  reference  to  identically   numbered   exhibits  to  the
     registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(4) Incorporated by reference to exhibit number 4.1 to the registrant's Current Report on Form 8-K filed on January 16, 2002.

(5) Incorporated by reference to exhibit number 4.2 to the registrant's Current Report on Form 8-K filed on January 16, 2002.

(6) Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-3 filed on April 19, 2002.

(7) Incorporated by reference to exhibit number 3.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(8) Incorporated by reference to exhibit number 3.8 to the registrant's Annual Report on Form 10-K for the year ended January 2, 2004.

(9) Incorporated by reference to exhibit number 3.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(10) Incorporated by reference to exhibit number 4.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

(11) Filed herewith.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  TRIMBLE NAVIGATION LIMITED
                         (Registrant)



                    By:/s/ Rajat Bahri
                       ---------------
                       Rajat Bahri
                    Chief Financial Officer
               (Authorized Officer and Principal
                      Financial Officer)



DATE:  May 10, 2005

                                  EXHIBIT INDEX

Exhibit
  No.     Description

3.1  Restated Articles of Incorporation of the Company filed June 25, 1986. (3)

3.2 Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)

3.3 Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)

3.4  Certificate of Determination of the Company filed February 19, 1999. (3)

3.5 Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (7)

3.6 Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (9)

3.8  Amended and Restated Bylaws of the Company. (8)

4.1  Specimen copy of certificate for shares of Common Stock of the Company. (1)

4.2  Preferred Shares Rights Agreement dated as of February 18, 1999. (2)

4.3  Agreement  of  Substitution   and  Amendment  of  Preferred  Shares  Rights
     Agreement dated September 10, 2004. (10)

4.4 First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (4)

4.5  Form of Warrant to Purchase  Shares of Common Stock dated January 14, 2002.
     (5)

4.6  Form of Warrant dated April 12, 2002. (6)

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005. (11)

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005. (11)

32.1 Certification  of Chief  Executive  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005. (11)

32.2 Certification  of Chief  Financial  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005. (11)

----------

(1) Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)  Incorporated  by  reference  to  exhibit  number  1  to  the   registrant's
     Registration Statement on Form 8-A, which was filed on February 18, 1999.

(3)  Incorporated  by  reference  to  identically   numbered   exhibits  to  the
     registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(4) Incorporated by reference to exhibit number 4.1 to the registrant's Current Report on Form 8-K filed on January 16, 2002.

(5) Incorporated by reference to exhibit number 4.2 to the registrant's Current Report on Form 8-K filed on January 16, 2002.

(6) Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-3 filed on April 19, 2002.

(7) Incorporated by reference to exhibit number 3.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(8) Incorporated by reference to exhibit number 3.8 to the registrant's Annual Report on Form 10-K for the year ended January 2, 2004.

(9) Incorporated by reference to exhibit number 3.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(10) Incorporated by reference to exhibit number 4.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

(11) Filed herewith.