Form 10-Q
period 2005-08-08
TRIMBLE NAVIGATION LTD /CA/
filed 2005-08-08
CIK 864749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2005

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

                        Yes [ X ]               No [ ]





As of August 3, 2005, there were 53,600,704 shares of Common Stock (no par value) outstanding.

                           TRIMBLE NAVIGATION LIMITED
                  FORM 10-Q for the Quarter ended July 1, 2005
                                      INDEX





PART I.    Financial Information                                           Page

  ITEM 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets --
                 July 1, 2005 and December 31, 2004........................   3

           Condensed Consolidated Statements of Income --
                 Three and Six Months Ended July 1, 2005 and July 2, 2004..   4

           Condensed Consolidated Statements of Cash Flows --
                 Six Months Ended July 1, 2005 and July 2, 2004............   5

           Notes to Condensed Consolidated Financial Statements............   6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.....................................  16

  ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk......  29

  ITEM 4.  Controls and Procedures.........................................  30


PART II.   Other Information

  ITEM 1.  Legal Proceedings...............................................  30

  ITEM 2.  Submission of Matters to a Vote of Security Holders.............  30

  ITEM 6.  Exhibits........................................................  30

SIGNATURES.................................................................  33

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           TRIMBLE NAVIGATION LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  July 1,              December 31,
As at                                                                               2005                   2004
-----                                                                               ----                   ----
(in thousands)                                                                   (UNAUDITED)                (1)
ASSETS
Current assets:
        Cash and cash equivalents                                               $     56,860         $    71,872
        Accounts receivable, net                                                     150,592             123,938
        Other receivables                                                              2,717               4,182
        Inventories, net                                                              89,853              87,745
        Deferred income taxes                                                         21,674              21,852
        Other current assets                                                           9,747               7,878
                                                                                       -----               -----
              Total current assets                                                   331,443             317,467
Property and equipment, net                                                           32,290              30,991
Goodwill and other intangible assets, net                                            271,292             273,357
Deferred income taxes                                                                  8,136               8,019
Other assets                                                                          22,426              24,144
                                                                                      ------              ------
              Total non-current assets                                               334,144             336,511
                                                                                     -------             -------
              Total assets                                                      $    665,587         $   653,978
                                                                                ============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt                                       $         --         $    12,500
        Accounts payable                                                              41,904              43,551
        Accrued compensation and benefits                                             31,081              31,202
        Accrued liabilities                                                           10,179              11,510
        Deferred revenues                                                             11,379               9,317
        Accrued warranty expense                                                       7,192               6,425
        Deferred income taxes                                                          4,501               2,521
        Income taxes payable                                                          16,797              11,951
                                                                                      ------              ------
              Total current liabilities                                              123,033             128,977
Non-current portion of long-term debt                                                    661              26,496
Deferred gain on joint venture                                                         9,304               9,179
Deferred income tax                                                                    5,634               5,435
Other non-current liabilities                                                         13,138              11,730
                                                                                      ------              ------
              Total liabilities                                                      151,770             181,817
                                                                                     -------             -------
Commitments and contingencies                                                             --                  --
Shareholders' equity:
        Preferred stock no par value; 3,000 shares authorized; none
         outstanding                                                                      --                  --
        Common stock, no par value; 90,000 shares authorized;
         52,959 and 52,213 shares issued and outstanding at July 1, 2005 and
         December 31, 2004, respectively                                             368,467             345,127
        Retained earnings                                                            123,896              82,670
        Accumulated other comprehensive income                                        21,454              44,364
                                                                                      ------              ------
              Total shareholders' equity                                             513,817             472,161
                                                                                     -------             -------
              Total liabilities and shareholders' equity                        $    665,587         $   653,978
                                                                                ============         ===========

(1) Derived from the December 31, 2004 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2004.

See accompanying Notes to the Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             Three Months Ended             Six Months Ended
                                                             ------------------             ----------------
                                                         July 1,         July 2,         July 1,       July 2,
                                                           2005           2004            2005          2004
                                                           ----           ----            ----          ----
(in thousands, except per share amounts)
Revenue  (1)                                         $  204,225     $   179,451     $   399,608     $   335,961
Cost of revenue                                         101,818          91,132         199,394         171,882
                                                        -------          ------         -------         -------
Gross margin                                            102,407          88,319         200,214         164,079

Operating expenses
        Research and development                         20,865          19,937          42,693          38,785
        Sales and marketing                              28,704          27,358          59,075          53,662
        General and administrative                       11,924          11,952          24,756          22,338
        Restructuring charges                                 -             327             278             327
        Amortization of purchased intangible assets       2,177           2,075           4,475           4,059
                                                          -----           -----           -----           -----
              Total operating expenses                   63,670          61,649         131,277         119,171
                                                         ------          ------         -------         -------
Operating income                                         38,737          26,670          68,937          44,908
Non-operating expense, net
        Interest income                                     119              69             248             167
        Interest expense                                  (538)           (947)         (1,278)         (2,023)
        Foreign currency transaction gain (loss),
net                                                         163             507               6           (129)
        Expenses for affiliated operations, net         (2,499)         (2,453)         (5,538)         (4,052)
        Other income, net                                   138           1,240             168           1,320
                                                            ---           -----             ---           -----
             Total non-operating expense, net           (2,617)         (1,584)         (6,394)         (4,717)
                                                        ------          ------          ------          ------
Income before taxes                                      36,120          25,086          62,543          40,191
Income tax provision                                     12,333           4,568          21,317           6,833
                                                         ------           -----          ------           -----
Net income                                           $   23,787     $    20,518     $    41,226     $    33,358
                                                     ==========     ===========     ===========     ===========

Basic earnings per share                             $     0.45     $      0.40     $      0.78     $      0.66
                                                     ==========     ===========     ===========     ===========

Shares used in calculating basic earnings per share      52,959          50,817          52,729          50,617

Diluted earnings per share                           $     0.42     $      0.38     $      0.73     $      0.61
                                                     ==========     ===========     ===========     ===========
Shares used in calculating diluted earnings per          57,057          54,627          56,780          54,424
share


(1) Sales to related parties were $2.5 million and $2.1 million for the three months period ended July 1, 2005 and July 2, 2004, respectively, while cost of sales to those related parties were $1.0 million and $1.1 million for the comparable periods. Sales to related parties were $4.7 million and $3.0 million for the six month period ended July 1, 2005 and July 2, 2004, respectively, while cost of sales to those related parties were $2.0 and $1.4 million for the comparable periods.

See accompanying Notes to the Condensed Consolidated Financial Statements.

                           TRIMBLE NAVIGATION LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six Months Ended
                                                                                ----------------
                                                                          July 1,         July 2,
                                                                            2005            2004
                                                                            ----            ----
(In thousands)
Cash flow from operating activities:
         Net income                                                    $   41,226       $   33,358
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
         Depreciation expense                                               4,890            4,172
         Amortization expense                                               4,548            4,150
         Provision for doubtful accounts                                     (678)           1,552
         Amortization of debt issuance cost                                   244              243
         Deferred income taxes                                              3,846              126
         Other                                                                (48)            (460)
         Decrease (increase) in assets and liabilities:
                 Accounts receivable, net                                 (26,986)         (38,416)
                 Deferred revenues                                          2,210            3,689
                 Other receivables                                          1,709            3,212
                 Inventories                                               (4,061)             915
                 Other current and non-current assets                      (1,452)          (2,588)
                 Accounts payable                                          (1,997)          15,464
                 Accrued compensation and benefits                            158            1,188
                 Deferred gain on joint venture                               124             (151)
                 Accrued liabilities                                          300           (1,361)
                 Income taxes payable                                      12,537            3,715
                                                                           ------            -----
Net cash provided by operating activities                                  36,570           28,808
                                                                           ------           ------

Cash flow from investing activities:
         Cost of acquisitions, net of cash acquired                       (20,233)         (10,838)
         Acquisition of property and equipment                             (7,734)          (6,068)
         Proceeds from sale of assets                                          --              541
      Dividends received from joint venture                                   515               --
         Costs of capitalized patents                                         (89)             (26)
                                                                              ---              ---
Net cash used in investing activities                                     (27,541)         (16,391)
                                                                          -------          -------

Cash flow from financing activities:
         Issuance of common stock                                          15,453            9,498
         Collection of notes receivable                                       307               65
         Proceeds from long-term debt and revolving credit lines            6,000           14,000
         Payments on long-term debt and revolving credit lines            (44,250)         (26,985)
                                                                          -------          -------
Net cash used in financing activities                                     (22,490)          (3,422)
                                                                          -------           ------

Effect of exchange rate changes on cash and cash equivalents               (1,551)             246

Net increase (decrease) in cash and cash equivalents                      (15,012)           9,241
Cash and cash equivalents, beginning of period                             71,872           45,416
                                                                           ------           ------
Cash and cash equivalents, end of period                               $   56,860        $  54,657
                                                                       ==========        =========

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

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2004 was December 31. The second fiscal quarters of 2005 and 2004 ended on July 1, 2005 and July 2, 2004, respectively. Fiscal 2005 and 2004 are 52-week years. Unless otherwise stated, all dates refer to its fiscal year and fiscal periods.

The accompanying financial data as of July 1, 2005 and for the three and six months ended July 1, 2005 and July 2, 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with Trimble's 2004 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of July 1, 2005, results of operations for the three and six months ended July 1, 2005 and July 2, 2004 and cash flows for the six months ended July 1, 2005 and July 2, 2004, as applicable, have been made. The results of operations for the three and six months ended July 1, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Trimble's critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. For more information on the Company's significant accounting principles, refer to Trimble's 2004 Annual Report on Form 10-K.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after December 15, 2005. If the Company had applied the provisions of SFAS No. 123R to the financial statements, assuming that adoption would result in amounts similar to the current pro forma disclosures under SFAS 123, net income would have been reduced by approximately $2.5 million and $2.7 million for the three months ended July 1, 2005 and July 2, 2004, and approximately $4.6 million and $5.0 million for the six months ended July 1, 2005 and July 2, 2004, respectively. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

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

Options

The fair value of options granted during the second fiscal quarter of 2005 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions at July 1, 2005 and July 2, 2004:

                                                    July 1,          July 2,
     Three Months Ended                              2005             2004
     ------------------                              ----             ----
     Expected dividend yield                           --               --
     Expected stock price volatility                 41.8%            52.4%
     Risk free interest rate                          3.9%             3.9%
     Expected life of options after vesting           1.8              1.6

An analysis of historical information is used to determine the Company's assumptions, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. The expected life of options granted reflects options granted to existing employees that generally vest ratably over five years from the date of grant.

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

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The fair value of rights granted during the first six months of fiscal 2005 and 2004 was estimated at the date of grant using the following weighted average assumptions:

                                                       July 1,          July 2,
    Six Months Ended                                     2005             2004
    ----------------                                     ----             ----
    Expected dividend yield                               --               --
    Expected stock price volatility                     35.1%            43.6%
    Risk free interest rate                              3.4%             1.6%
    Expected life of options after vesting               0.5              0.5

Trimble's pro forma information is as follows:

                                                             Three Months Ended                    Six Months Ended
                                                             ------------------                    ----------------
                                                        July 1,           July 2,            July 1,            July 2,
                                                         2005              2004               2005               2004
                                                         ----              ----               ----               ----
(in thousands, except per share amounts)
Net income - as reported                              $   23,787        $   20,518         $   41,226         $   33,358
Stock-based compensation expense, net of tax (1)           2,527             2,729              4,584              4,958
                                                           -----             -----              -----              -----
Net income - pro forma                                $   21,260        $   17,789         $   36,642         $   28,400

Basic earnings per share - as reported                $     0.45        $     0.40         $     0.78         $     0.66
                                                      ----------        ----------         ----------         ----------
Basic earnings per share - pro forma                  $     0.40        $     0.35         $     0.70         $     0.56
                                                      ----------        ----------         ----------         ----------

Diluted earnings per share - as reported              $     0.42        $     0.38         $     0.73         $     0.61
                                                      ----------        ----------         ----------         ----------
Diluted earnings per share - pro forma                $     0.37        $     0.33         $     0.65         $     0.52
                                                      ----------        ----------         ----------         ----------

(1) Our stock-based compensation expense reflects effective tax rates of 34% and 18% for the second quarter of fiscal 2005 and 2004, and 34% and 17% for the first six months of fiscal 2005 and 2004, respectively, consistent with the income tax provision for the same periods.

NOTE 4. JOINT VENTURES:

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC ("CTCT"), a joint venture formed by Trimble and Caterpillar began operations, as described in Trimble's 2004 Annual Report on Form 10-K. The joint venture is equally owned by Trimble and Caterpillar, with equal voting rights.

During the first quarter of fiscal 2002, Trimble received a special cash distribution of $11.0 million from CTCT. Trimble has recorded the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from CTCT under the equity method of accounting. When and if CTCT is profitable on a sustainable basis and future operating losses are not anticipated, then Trimble will recognize as a gain, the un-amortized portion of the $11.0 million. To the extent that it is possible that the Company will have any future-funding obligation relating to CTCT, then the relevant amount of the $11.0 million will be deferred until such a time as the funding obligation no longer exists. This un-amortized portion of the deferred gain was approximately $9.3 million at July 1, 2005 and $9.2 million at December 31, 2004. Both Trimble's share of profits (losses) under the equity method and the amortization of the $11.0 million deferred gain are included in expense for affiliated operations, net in the Condensed Consolidated Statements of Income.

The joint venture agreement between Caterpillar and Trimble includes a guarantee by Caterpillar on a credit line up to $8 million for CTCT. If the guarantee is called and Caterpillar exercises its right to foreclose against the assets, Trimble has the right to pay Caterpillar 50% of the payment due under the guarantee in order to buy out Caterpillar's security interest in the assets. If Trimble elects to repurchase these assets it would be required to pay up to 50% of the guarantee, or $4 million. The joint venture agreement does not require any further capital contributions unless approved by CTCT's board of directors. Also, per the agreement, net profit or net losses of the CTCT are allocated to each member equally and increase/decrease the member's capital accounts. In the event of dissolution of CTCT, capital contributions are not required even if the member has a deficit balance in its capital account. Both parties are committed to this enterprise and it is not unreasonable to believe that Trimble and/or Caterpillar would support the operations of CTCT with capital contributions or other consideration in the event that losses exceed current estimates.

Trimble acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at cost plus a mark up to CTCT. CTCT resells products to both Caterpillar and Trimble for sales through their respective distribution channels. Generally, Trimble sells products to the after market dealer channel, and Caterpillar sells products for factory and dealer installation. CTCT does not hold inventory in that the resale of products to Caterpillar and Trimble occur simultaneously when the products are purchased from the sub contract manufacturer in Trimble.

The net expenses for affiliated operations at CTCT also includes incremental costs as a result of purchasing products from CTCT at a higher price than Trimble's original manufacturing costs, partially offset by contract manufacturing fees charged to CTCT. In addition, Trimble received reimbursement of employee-related costs from CTCT for Trimble employees dedicated to CTCT totaling $2.5 million and $2.6 million for the three months ended July 1, 2005 and July 1, 2004, respectively, and $5.1 million and $5.0 million for the six months ended July 1, 2005 and July 1, 2004, respectively. The reimbursements were offset against operating expenses.

                                                           July 1,     July 2,
 Three Months Ended                                         2005         2004
 ------------------                                         ----         ----
 (In millions)

 CTCT incremental pricing effects, net                    $  3.0       $ 2.7
 Trimble's 50% share of CTCT's reported (gain) loss         (0.8)       (0.1)
 Amortization of deferred gain                                --          --
 Total CTCT expense for affiliated operations, net (1)    $  2.2       $ 2.6
                                                          ======       =====


                                                           July 1,     July 2,
 Six Months Ended                                           2005        2004
 ----------------                                           ----        ----
 (In millions)

 CTCT incremental pricing effects, net                    $  6.1       $ 4.5
 Trimble's 50% share of CTCT's reported (gain) loss         (1.1)         --
 Amortization of deferred gain                                --        (0.2)
 Total CTCT expense for affiliated operations, net (1)    $  5.0       $ 4.3
                                                          ======       =====

 (1) Due to the nature of the relationship between Trimble and CTCT, a related party, the impact of these agreements is classified under non-operating income (expense) under the heading of "Expense for affiliated operations, net".

The net outstanding balance due from CTCT to Trimble was approximately $0.9 million and $0.7 million at July 1, 2005 and December 31, 2004 respectively, and is recorded in "Account receivables, net" on the Condensed Consolidated Balance Sheets.

Nikon-Trimble Joint Venture

On March 28, 2003, Nikon-Trimble Co., Ltd ("Nikon-Trimble"), a joint venture was formed by Trimble and Nikon Corporation as described in Trimble's 2004 Annual Report on Form 10-K. The joint venture began operations in July 2003 and is equally owned by Trimble and Nikon, with equal voting rights.

Nikon-Trimble is the distributor in Japan for Nikon and Trimble products. Trimble is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold from Trimble to the Nikon-Trimble, revenue is recognized by Trimble on a sell-through basis from Nikon-Trimble to the end customer. Profits from these inter-company sales are eliminated.

The terms and conditions of the sales of products from Trimble to Nikon-Trimble are comparable with those of the standard distribution agreements which Trimble maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by Trimble from the Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with Trimble.

Trimble has adopted the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture to be reported by Trimble in the Non-operating section of the Condensed Consolidated Statement of Income under the heading of "Expenses for affiliated operations, net." Trimble reported a loss of approximately $30,000 and a profit of $0.2 million for the three months ending July 1, 2005 and July 2, 2004, and a profit of approximately $0.2 million and $0.3 million for the six months ending July 1, 2005 and July 2, 2004, as its proportionate share of the net income. At July 1, 2005, the net outstanding balance due from Nikon-Trimble to Trimble was approximately $0.5 million and is recorded in "Account receivables, net" on the Condensed Consolidated Balance Sheets. At December 31, 2004, the net outstanding balance due from Trimble to Nikon-Trimble was $2.5 million and is recorded in "Accounts payable" on the Condensed Consolidated Balance Sheets. In the second quarter of fiscal 2005, the Company received a dividend of $0.5 million from Nikon-Trimble that was recorded as an adjustment to the Nikon-Trimble investment balance on the Condensed Consolidated Balance Sheet.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS:

Goodwill and purchased intangible assets consisted of the following:

                                                                                July 1,         December 31,
As of                                                                             2005              2004
-----                                                                             ----              ----
(in thousands)
Intangible assets:
  Intangible assets with definite life:
     Existing technology                                                     $     36,664      $    35,037
     Trade names, trademarks, patents, and other intellectual properties           21,380           22,111
                                                                                   ------           ------
Total intangible assets with definite life                                         58,044           57,148
Less accumulated amortization                                                     (45,769)         (43,313)
                                                                                  -------          -------
Total net intangible assets                                                  $     12,275      $    13,835
                                                                             ============      ===========

Total goodwill                                                               $    259,017      $   259,522
                                                                             ============      ===========

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS:

Inventories consisted of the following:

                                      July 1,               December 31,
As of                                  2005                     2004
-----                                  ----                     ----
(in thousands)
Raw materials                        $  28,244                $  26,062
Work-in-process                          6,226                    3,989
Finished goods                          55,383                   57,694
                                        ------                   ------
                                     $  89,853                $  87,745
                                     =========                =========

Property and equipment consisted of the following:

                                     July 1,                December 31,
As of                                 2005                      2004
-----                                 ----                      ----
(in thousands)

Machinery and equipment              $  77,644                $  71,882
Furniture and fixtures                  10,462                   10,521
Leasehold improvements                   5,900                    5,861
Buildings                                5,705                    5,297
Land
                                         1,231                    1,231
                                         -----                    -----
                                       100,942                   94,792
Less accumulated depreciation         (68,652)                 (63,801)
                                      -------                  -------
                                     $  32,290                $  30,991
                                     =========                =========

Other current assets consisted of the following:

                                     July 1,                December 31,
As of                                 2005                      2004
-----                                 ----                      ----
(in thousands)

Prepaid expenses                     $   6,694                $   5,775
Other                                    3,053                    2,103
                                         -----                    -----
                                     $   9,747                $   7,878
                                     =========                =========


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


                                                                   Reporting Segments
                                                                   ------------------
                                        Engineering and     Field         Component       Mobile      Portfolio
                                         Construction     Solutions     Technologies    Solutions    Technologies      Total
                                         ------------     ---------     ------------    ---------    ------------      -----
(In thousands)
Three Months Ended July 1, 2005
    External net revenues                  $ 141,096      $ 32,187        $ 14,830       $ 6,437      $  9,675       $ 204,225
    Operating income (loss) before
       corporate allocations                  37,173         8,044           2,821        (1,879)        1,757          47,916

Three Months Ended July 2, 2004
    External net revenues                  $ 117,236      $ 30,831        $ 18,616       $ 5,225      $  7,543       $ 179,451
    Operating income (loss) before
       corporate allocations                  22,836         9,026           4,051        (1,754)          736          34,895

Six Months Ended July 1, 2005
    External net revenues                  $ 261,294      $ 77,612        $ 29,027      $ 13,838      $ 17,837       $ 399,608
    Operating income (loss) before
       corporate allocations                  58,663        23,621           5,421        (2,515)        2,389          87,579

Six Months Ended July 2, 2004
    External net revenues                  $ 219,717      $ 55,544        $ 35,031      $ 10,487      $ 15,182       $ 335,961
    Operating income (loss) before
       corporate allocations                  39,334        15,080           7,977        (3,397)        1,638          60,632

As of July 1, 2005

    Accounts receivable (1)                  110,548        24,247           7,791         8,042         7,834         158,462
    Inventories                               61,804        12,012           6,975         3,827         5,235          89,853
    Goodwill                                 230,017             -               -        16,189        12,811         259,017

As of December 31, 2004
    Accounts receivable (1)                   90,743        19,141           9,377         9,073         8,283         136,617
    Inventories                               65,116         7,016           5,271         5,735         4,607          87,745
    Goodwill                                 230,856             -               -        15,605        13,061         259,522


(1) As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

The following are reconciliations corresponding to totals in the accompanying Condensed Consolidated Financial Statements:

                                                  Three Months Ended                Six Months Ended
                                                  ------------------                ----------------
                                              July 1,         July 2,            July 1,         July 2,
                                               2005            2004                2005           2004
                                               ----            ----                ----           ----
(In thousands)
Operating income:
     Total for reportable divisions        $    47,916      $    34,895        $     87,579     $   60,632
     Unallocated corporate expenses             (9,179)          (8,225)            (18,642)       (15,724)
                                                ------           ------             -------        -------
Operating income                           $    38,737      $    26,670        $     68,937     $   44,908
                                           ===========      ===========        ============     ==========



                                                      July 1,       December 31,
As of                                                   2005            2004
-----                                                   ----            ----
(in thousands)
Assets:
Accounts receivable total for reporting segments     $  158,462      $  136,617
Unallocated (1)                                          (7,870)        (12,679)
                                                         ------         -------
   Total                                             $  150,592      $  123,938
                                                     ==========      ==========

(1) Includes trade-related accruals and cash received in advance that are not allocated by segment.


NOTE 8. LONG-TERM DEBT:

Long-term debt consisted of the following:

                                                   July 1,          December 31,
As of                                                2005               2004
-----                                                ----               ----
(in thousands)

Credit Facilities:
          Term loan                             $       --        $     31,250
          Revolving credit facility                     --               7,000
Promissory notes and other                             661                 746
                                                       ---                 ---
                                                       661              38,996

Less current portion of long-term debt                  --             (12,500)
          Non-current portion                   $      661        $     26,496
                                                ==========        ============

Credit Facilities

On June 25, 2003, Trimble obtained a $175 million secured Credit Facility ("2003 Credit Facility") from a syndicate of nine banks to repay a Subordinated Note and refinance $200 million of senior, secured credit facilities obtained in July of 2000. The 2003 Credit Facility is used for ongoing working capital and general corporate needs.

At July 1, 2005, Trimble had a zero balance of borrowings under the 2003 Credit Facility. The Company has access to an additional $125 million of cash under the terms of the credit facility. The Company has commitment fees on the unused portion of 0.5% if the Leverage Ratio (which is defined as total indebtedness to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the related agreement) is 2.0 or greater and 0.375% if the Leverage Ratio is less than 2.0. The Company has no commitment fees outstanding as the Leverage Ratio is 0.0 as of July 1, 2005.

Pricing of interest for borrowings under the 2003 Credit Facility as of July 1, 2005 is at LIBOR plus a spread of 1.50%. The spread is tied to a formula based on the Leverage Ratio.

The 2003 Credit Facility is secured by all of the Company's material assets, except for assets that are subject to foreign tax considerations. Financial covenants of the 2003 Credit Facility include leverage, fixed charge, and minimum net worth tests. At July 1, 2005 and as of the date of this report, Trimble was in compliance with all financial debt covenants.

Under the terms of the 2003 Credit Facility, the Company is allowed to pay dividends and repurchase shares of common stock up to 25% of net income in the previous fiscal year.

Promissory Note and Others

As of July 1, 2005, the Company had other notes payable  totaling  approximately
$0.7  million   primarily   consisting  of  government   loans  of  its  foreign
subsidiaries.

NOTE 9. PRODUCT WARRANTIES:

Changes in the Company's product warranty liability during the three and six months ended July 1, 2005 and July 2, 2004 are as follows:



                             Three Months Ended                 Six Months Ended
                             ------------------                 ----------------
                       July 1,            July 2,          July 1,           July 2,
                         2005              2004             2005               2004
                         ----              ----             ----               ----
(In thousands)
Beginning balance    $    6,844        $    5,627       $     6,425       $     5,147
Warranty accrued          1,802             1,621             4,159             3,232
Warranty claims          (1,454)           (1,531)           (3,392)           (2,662)
                         ------            ------            ------            ------
Ending Balance       $    7,192        $    5,717       $     7,192       $     5,717
                     ==========        ==========       ===========       ===========


NOTE 10. RESTRUCTURING CHARGES:

The Company did not record any restructuring charge during the second quarter of fiscal 2005. Payments of $0.2 million and $0.3 million were made during the three and six month period ending July 1, 2005 relating to previous restructuring plans. As of July 1, 2005, the remaining restructuring accrual balance is $0.4 million of which approximately $0.2 million relates to employee severance costs expected to be paid by the end of fiscal year 2005 under previous restructuring plans and approximately $0.2 million is associated with the closure of one of the Company's offices as a result of integration efforts of previous acquisition expected to be paid over the next several years. The restructuring accrual is included on the Condensed Consolidated Balance Sheets under the heading of "Accrued Liabilities". In the comparable second quarter of fiscal 2004, the Company recorded $0.3 million in restructuring charges.

NOTE 11. EARNINGS PER SHARE:

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive Common Stock.

                                                              Three Months Ended              Six Months Ended
                                                              ------------------              ----------------
                                                         July 1,        July 2,           July 1,        July 2,
                                                          2005           2004              2005           2004
                                                          ----           ----              ----           ----
(In thousands, except per share amounts)
Numerator:
  Income available to common shareholders:
    Used in basic and diluted earnings per share       $   23,787     $   20,518        $  41,226     $   33,358

Denominator:
  Weighted average number of common shares used            53,032         50,928           52,802         50,767
        in basic earnings per share
  Effect of dilutive securities (using treasury
         stock method):
        Common stock options                                3,142          3,002            3,173          2,983
        Common stock warrants                                 883            697              805            674
  Weighted average number of common shares and             57,057         54,627           56,780         54,424
        dilutive potential common shares used in
        diluted earnings per share

Basic earnings per share                               $     0.45     $     0.40        $    0.78     $     0.66
Diluted earnings per share                             $     0.42     $     0.38        $    0.73     $     0.61


NOTE 12. SHAREHOLDERS' EQUITY

Restricted Stock Award

During the second quarter of fiscal 2005, the Company granted 20,000 shares of restricted common stock. The award vests 20% on June 30, 2005 and an additional 20% each June 30 thereafter. The Company recorded compensation expense of $20,000 in the second quarter of fiscal 2005 related to this award.

NOTE 13. COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax in the Condensed Consolidated Statement of Income as follows:

                                                         Three Months Ended                   Six Months Ended
                                                         ------------------                   ----------------
                                                     July 1,           July 2,            July 1,           July 2,
                                                       2005              2004               2005             2004
                                                       ----              ----               ----             ----
(In thousands)
Net income                                        $    23,787       $    20,518        $    41,226      $    33,358
Foreign currency translation adjustments              (13,966)           (2,596)           (22,794)          (6,045)
Net gain (loss) on hedging transactions
                                                         (226)              100               (108)               2
Net unrealized gain (loss) on foreign currency             17               (20)                (7)             (20)
                                                           --               ---                 --              ---
Comprehensive income                              $     9,612       $    18,002        $    18,317      $    27,295
                                                  ===========       ===========        ===========      ===========

The components of accumulated other comprehensive income, net of related tax in the Condensed Consolidated Balance Sheets as follows:

                                                          July 1,   December 31,
As of                                                      2005         2004
-----                                                      ----         ----
(in thousands)
Accumulated foreign currency translation adjustments   $  21,397      $  44,191
Accumulated net loss on hedging transactions                 (2)            106
Accumulated net unrealized gain on foreign currency           60             67
                                                              --             --
    Total accumulated other comprehensive income       $  21,454      $  44,364
                                                       =========      =========

NOTE 14. RELATED-PARTY TRANSACTIONS:

Related-Party Leases

Trimble currently leases office space in Ohio from an association of three individuals, one of whom is an employee of the Company, under a non-cancelable operating lease arrangement expiring in 2011. The annual rent is subject to adjustment based on the terms of the lease. The Condensed Consolidated Statements of Income include expenses from this operating lease of approximately $86,000 for both of the three months ended July 1, 2005 and July 2, 2004, and approximately $172,000 for both of the six months ended July 1, 2005 and July 2, 2004.

As part of the Apache Technologies, Inc. acquisition in the second quarter of fiscal 2005, Trimble currently leases an office and manufacturing facility from a group of individuals, all of whom are now employees of the Company, under a non-cancelable operating lease expiring in January 2013. The Condensed Consolidated Statements of Income include expenses for this operating lease of approximately $38,000 for the three months ended July 1, 2005.

Related-Party Notes Receivable

Trimble has notes receivable from employees of approximately $0.2 million as of July 1, 2005 and $0.4 million as of December 31, 2004. The notes bear interest from 4.52% to 6.62% and have an average remaining life of 0.5 years as of July 1, 2005.

See Note 4 to the Notes to the Condensed Consolidated Financial Statements for additional information regarding Trimble's related party transactions with joint venture partners.

NOTE 15. SUBSEQUENT EVENT:

On July 28, 2005, the Company entered into a $200 million unsecured revolving credit agreement ("2005 Credit Facility") with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. The 2005 Credit Facility replaces the Company's $175 million secured 2003 Credit Facility. The funds available under the new 2005 Credit Facility may be used by the Company for general corporate purposes and up to $25 million of the 2005 Credit Facility may be used for letters of credit.

NOTE 16. LITIGATION:

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

RECENT BUSINESS DEVELOPMENTS

Apache

* During the second quarter of fiscal 2005, we acquired Apache Technologies, Inc. Apache designs, manufactures, and distributes professional laser products for construction leveling and alignment applications. We expect the Apache acquisition to extend our laser product portfolio for handheld laser detectors and entry-level machine displays and control systems. Apache's performance is reported under our Engineering and Construction segment.

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

The effects of these acquisitions were not material to our results during all periods presented.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

                                            Three Months Ended                  Six Months Ended
                                            ------------------                  ----------------
                                          July 1,         July 2,            July 1,        July 2,
                                           2005            2004               2005            2004
                                           ----            ----               ----            ----
(in thousands)
Total consolidated revenue              $  204,225     $  179,451         $  399,608      $  335,961
Gross margin                               102,407         88,319            200,214         164,079
Total consolidated operating income         38,737         26,670             68,937          44,908


Revenue

In the three months ended July 1, 2005, total revenue increased by $24.8 million or 14%, as compared to the same corresponding period in fiscal 2004. The increase was primarily due to stronger performances in our Engineering and Construction segment. We also saw revenue growth across all our other business segments with the exception of Component Technologies. As 46% of total revenue was from outside of the United States during the second quarter of fiscal 2005, the weakening of the dollar increased our revenues by approximately $2.1 million over the corresponding period in fiscal 2004.

In the six months ended July 1, 2005, total revenue increased by $63.6 million or 19%, as compared to the same corresponding period in fiscal 2004. The increase was primarily due to stronger performances in all operating segments with the exception of Component Technologies. The Engineering and Construction and Field Solutions segments increased 19% and 40%, respectively, compared to the same corresponding period in fiscal 2004. Revenue growth within these segments was driven by new product introductions and the impact of acquisitions for the six month period ended July 1, 2005 that were not applicable in the comparable period in 2004. As 46% of total revenue was from outside of the United States during the first six months of fiscal 2005, the weakening of the dollar increased our revenues by approximately $4.2 million over the corresponding period in fiscal 2004.

Total revenue outside the United States comprised approximately 46% and 49% for the three months ended July 1, 2005 and July 2, 2004, and approximately 46% and 49% for the six months ended July 1, 2005 and July 2, 2004. During the second quarter of fiscal 2005, North and South America represented 62%, Europe, the Middle East and Africa represented 26%, and Asia/Pacific Rim represented 12% of total revenues. For the comparable period in fiscal 2004, North and South America represented 59%, Europe, the Middle East and Africa represented 28%, and Asia/Pacific Rim represented 13% of total revenues.

Gross Margin

Gross margin as a percentage of total revenues was 50% and 49% for the three and six month periods ended July 1, 2005 and July 2, 2004, respectively. The increase was primarily due to increased gross margins in Engineering and Construction due to higher revenues, and stronger sales of higher margin GPS and optical total station products. The increase was partially offset by a decline in gross margins in the Mobile Solutions and Component Technologies businesses.

* Gross margin could be impacted by product mix, changes in unit selling prices, fluctuations in unit manufacturing costs and foreign currencies, and alternative sourcing strategies.

Operating Income

Operating income as a percentage of total revenue was 19% and 15% for the second quarter of fiscal 2005 and 2004, respectively and 17% and 13% for the first six months of fiscal 2005 and 2004, respectively. The increase was driven by an increase in revenues, higher gross margins, and greater leverage of operating expenses.

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

The following table is a breakdown of revenue and operating income by segment (in thousands, except percentages):

                                                         Three Months Ended               Six Months Ended
                                                         ------------------               ----------------
                                                         July 1,         July 2,         July 1,        July 2,
                                                          2005            2004            2005           2004
                                                          ----            ----            ----           ----
Total consolidated revenue                              $ 204,225      $ 179,451       $ 399,608      $ 335,961
Total consolidated segment operating income             $  47,916      $  34,895       $  87,579      $  60,632

Engineering and Construction
   Revenue                                              $ 141,096      $ 117,236       $ 261,294      $ 219,717
   Segment revenue as a percent of total revenue               69%            65%             65%            65%
   Operating income                                     $  37,173      $  22,836       $  58,663      $  39,334
   Operating income as a percent of segment revenue            26%            19%             22%            18%
Field Solutions
   Revenue                                              $  32,187      $  30,831       $  77,612      $  55,544
   Segment revenue as a percent of total revenue               16%            17%             19%            17%
   Operating income                                     $   8,044      $   9,026       $  23,621      $  15,080
   Operating income as a percent of segment revenue            25%            29%             30%            27%
Component Technologies
   Revenue                                              $  14,830      $  18,616       $  29,027      $  35,031
   Segment revenue as a percent of total revenue                7%            10%              7%            10%
   Operating income                                     $   2,821      $   4,051       $   5,421      $   7,977
   Operating income as a percent of segment revenue            19%            22%             19%            23%
Mobile Solutions
   Revenue                                              $   6,437      $   5,225       $  13,838      $  10,487
   Revenue as a percent of total revenue                        3%             3%              3%             3%
   Operating loss                                       $  (1,879)     $  (1,754)      $  (2,515)     $  (3,397)
   Operating loss as a percent of segment revenue             (29%)          (34%)           (18%)          (32%)
Portfolio Technologies
   Revenue                                              $   9,675      $   7,543       $  17,837      $  15,182
   Segment revenue as a percent of total revenue                5%             4%              4%             5%
   Operating income                                     $   1,757      $     736       $   2,389      $   1,638
   Operating income as a percent of segment revenue            18%            10%             13%            11%



A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

                                                        Three Months Ended                Six Months Ended
                                                        ------------------                ----------------
                                                 July 1,          July 2,            July 1,            July 2,
                                                   2005            2004                2005              2004
                                                   ----            ----                ----              ----
(In thousands)
Consolidated segment operating income          $   47,916      $    34,895        $    87,579       $   60,632
Unallocated corporate expense                      (7,002)          (5,823)           (13,889)         (11,337)
Amortization of purchased intangible assets        (2,177)          (2,075)            (4,475)          (4,059)
Restructuring charges                                  --             (327)              (278)            (328)
Non-operating expense, net                         (2,617)          (1,584)            (6,394)          (4,717)
                                                   ------           ------             ------           ------
Consolidated income before income taxes        $   36,120      $    25,086        $    62,543       $   40,191
                                               ==========      ===========        ===========       ==========

Engineering and Construction

Engineering and Construction revenues increased by $23.9 million or 20% and $41.6 million or 19% while segment operating income increased $14.3 million or 63% and $19.3 million or 49% for the three and six months ended July 1, 2005 as compared to the same corresponding periods in fiscal 2004.

Revenue growth for both the three and six months ended July 1, 2005 was driven by demand and higher market penetration of new and existing machine control, survey, and construction products. Revenue growth was also attributed to the acquisitions for three and six month period ended July 1, 2005. Segment operating income increased as a result of higher revenues, increased sales of higher margin products and greater leveraging of operating expenses.

Field Solutions

Field Solutions revenues increased by $1.4 million or 4% and $22.1 million or 40% while segment operating income decreased $1.0 million or 11% and increased $8.5 million or 57% for the three and six months ended July 1, 2005 as compared to the same corresponding periods in fiscal 2004.

Revenues increased for the second quarter ended July 1, 2005 compared to the corresponding period of fiscal 2004 primarily due to higher sales of our agricultural products. Operating income decreased for the second quarter ended July 1, 2005 compared to the corresponding period of fiscal 2004 primarily due to an increase in research and development expenses and higher marketing spending.


Revenue and operating income increased significantly for the first six months of fiscal 2005 primarily due to successful new products such as the AgGPS(R) EZ-Guide(R) System and AgGPS(R) EZ-Steer(TM) System in our agriculture product line and as a result of higher demand for both automated and manual guidance products into the agricultural market. Guidance products are now beginning to penetrate the agriculture market as farmers begin to utilize technology to increase yields and improve productivity.

Component Technologies

Component Technologies revenues decreased by $3.8 million or 20% and $6.0 million or 17% while segment operating income decreased $1.2 million or 30% and $2.6 million or 32% for the three and six months ended July 1, 2005 as compared to the same corresponding periods in fiscal 2004.

The decrease in revenues for the three and six months ended July 1, 2005 as compared to the same period in fiscal 2004 was primarily due to the decline in demand for our in-vehicle navigation as a result of changes in buying strategies among certain automotive manufacturers, and variable demand in the timing businesses. The decrease was partially offset by an increase in the OEM board business and our new product categories. Operating income decreased for the three and six months ended July 1, 2005 as compared to the same period in fiscal 2004 primarily due to lower revenue, partially offset by reduction in operation expenses.

Mobile Solutions

Mobile Solutions revenues increased by $1.2 million or 23% and $3.4 million or 32% while segment operating loss increased $0.1 million or 7% and decreased $0.9 million or 26% for the three and six months ended July 1, 2004 as compared to the same corresponding periods in fiscal 2004.

Revenues for the three and six months ended July 1, 2005 compared to the corresponding period of fiscal 2004 grew due to increased subscriber growth which tripled from the three and six month period ending July 2, 2005, an increase in sales into the construction materials vertical, primarily ready-mix suppliers, and increased sales from our dealer channel as we continue to develop and extend this channel. Operating loss increased in the second quarter of fiscal 2005 primarily due to inventory write-offs and other expenses of approximately $1.1 million due in part to a move to next generation modems and solutions which resulted in the obsolescence of older inventory, partially offset by growth in higher margin service revenue. Operating loss decreased in the first six months of fiscal 2005 primarily due to an increase in higher margin service revenue.

Portfolio Technologies

Portfolio Technologies revenues increased by $2.1 million or 28% and $2.7 million or 17% while operating income increased by $1.0 million or 139% and $0.8 million or 46% for the three and six months ended July 1, 2005 as compared to the corresponding period in fiscal 2004.

For the three and six months ended July 1, 2005 compared to the corresponding periods in fiscal 2004, the increase in revenue was primarily due to stronger performance in our Applanix airborne business. Operating income increased primarily due to increases in revenue in our Applanix and Military and Advanced System businesses.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Operating leverage improved for the three and six months ended July 1, 2005 compared to the corresponding periods in fiscal 2004. Research and development, sales and marketing and general and administrative expenses as a percentage of revenue decreased to 30% from 33%, and decreased to 32% from 34%, respectively, for the three and six months ended July 1, 2005.

Research  and  development  ("R&D"),  sales  and  marketing,   and  general  and
administrative ("G&A") expenses are summarized in the following table (in thousands, except percentages):


                                   Three Months Ended         Six Months Ended
                                   ------------------         ----------------
                               July 1,      July 2,        July 1,      July 2,
                                2005          2004           2005         2004
                                ----          ----           ----         ----
Research and development      $ 20,865      $19,937       $ 42,693     $ 38,785
Percentage of revenue             10.2%        11.1%          10.7%        11.5%
Sales and marketing             28,704       27,358         59,075       53,662
Percentage of revenue             14.1%        15.2%          14.8%        16.0%
General and administrative      11,924       11,952         24,756       22,338
Percentage of revenue              5.8%         6.7%           6.2%         6.6%
                              --------      -------       --------     --------
            Total             $ 61,493      $59,247       $126,524     $114,785
                              --------      -------       --------     --------
Percentage of revenue             30.1%        33.0%          31.7%        34.2%
                              --------      -------       --------     --------

The increase in R&D expenses in the three and six months ending July 1, 2005 compared with the corresponding periods of fiscal 2004 was primarily due to the inclusion of expenses from acquisitions not applicable in the prior fiscal quarter, increased compensation and continued investment in next generation technologies, partially offset by a decrease in the use of temporary employees and outside consultants. In addition, the weaker dollar increased R&D expenses by $0.4 million and $0.8 million for the three and six month period ended July 1, 2005 compared with the corresponding periods of fiscal 2004. All of our R&D costs have been expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

The increase in sales and marketing expenses in the second quarter of fiscal 2005 compared with the second quarter of fiscal 2004 was primarily due to higher revenue resulting in an increase in compensation expense and promotional activities associated with the launch of new products (primarily related to the Engineering and Construction and Field Solutions businesses). The increase in sales and marketing expenses in the first six months of fiscal 2005 compared with the first six months of fiscal 2004 was primarily due to an increase in compensation and promotional activities associated with the launch of new, increased travel expenses and expenses from acquisitions not applicable in the prior corresponding period. In addition, the weaker dollar increased sales and marketing expenses by $0.9 million and $1.3 million for the three and six month period ended July 1, 2005.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

G&A  expenses  in  the  second   quarter  of  fiscal  2005   compared  with  the
corresponding period in fiscal 2004 was flat primarily due to an increase in compensation expense offset by lower bad debt expenses of approximately $2.2 million. The increase in G&A expenses in the first six months of fiscal 2005 compared with the corresponding period in fiscal 2004 was primarily due to an increase in compensation expense and outside services expense, partially offset by a lower bad debt expense of $2.2 million.

Restructuring Charges

Payments of $0.2 million and $0.3 million were made during the three and six month period ending July 1, 2005 relating to previous restructuring plans. As of July 1, 2005, the remaining restructuring accrual balance is $0.4 million of which approximately $0.2 million relates to employee severance costs expected to be paid by year end of fiscal year 2005 under previous restructuring plans and approximately $0.2 million is associated with the closure of one of our offices as a result of integration efforts of previous acquisition expected to be paid over the next several years. In the comparable three and six months ended July 1, 2005, we recorded zero and $0.3 million in restructuring charges.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $2.2 million in the second quarter of fiscal 2005, compared with $2.1 million in the second quarter of fiscal 2004. Amortization of purchased intangible assets included in operating expenses was $4.5 million in the first six months of fiscal 2005, compared with $4.1 million in the first six months of fiscal 2004. The increase was primarily due to the acquisition of certain technology and patent intangibles as a result of acquisitions not applicable in the comparable periods of fiscal 2004.

Non-operating Expense, Net

The components of non-operating expense, net, are as follows (in thousands):


                                                       Three Months Ended                 Six Months Ended
                                                       ------------------                 ----------------
                                                  July 1,         July 2,            July 1,         July 2,
                                                    2005           2004                2005            2004
                                                    ----           ----                ----            ----
(In thousands)
Interest income                                 $      119      $       69         $       248     $     167
Interest expense                                      (538)           (947)             (1,278)       (2,023)
Foreign currency transaction gain (loss), net          163             507                   6          (129)
Expenses for affiliated operations, net             (2,499)         (2,453)             (5,538)       (4,052)

Other income (expense), net                            138           1,240                 168         1,320
                                                       ---           -----                 ---         -----
Total non-operating expense, net                $   (2,617)     $   (1,584)        $    (6,394)    $  (4,717)
                                                ==========      ==========         ===========     =========


Non-operating expense, net increased $1.0 million or 65% for second quarter of fiscal 2005 compared with the corresponding periods in fiscal 2004 primarily due to a prior year gain on valuation of warrants in a minority interest that is not included in fiscal 2005 and lower gain on foreign exchange translation, partially offset by lower interest expense due to lower debt. Non-operating expense, net increased and $1.7 million or 36% during the first six months of fiscal 2005 compared with the corresponding periods in fiscal 2004 primarily due to a prior year gain on valuation of warrants in a minority interest that is not included in fiscal 2005 and an increase in expense for affiliated operations, partially offset by lower interest expense due to lower debt. The increase in expense for affiliated operations was primarily due to transfer pricing effects of transactions between us and the Caterpillar joint venture.

Income Tax Provision

Our income tax provision reflects an effective tax rate of 34% for the three and six months ended July 1, 2005, respectively. The effective tax rates for the comparable periods in fiscal 2004 were 18% and 17%. The 2004 tax rate of 18% reflects benefits from utilizing net operating loss and tax credit carry-forwards. The 2005 tax rate is higher than the 2004 tax rate due to higher levels of profits and limited remaining benefits of tax carry-forwards and other deferred tax assets.

In October 2004, The American Job Creation Act of 2004 was signed into law providing changes in the tax law including an incentive to repatriate undistributed earnings of foreign subsidiaries. We are currently evaluating the potential impact of these provisions, including assessing the details of the Act, analyzing the funds available for repatriation, the economic cost of doing so and assessing the qualified uses of repatriated funds. However, given the preliminary stage of our evaluation, it is not possible to determine the impact to our fiscal year 2005 income tax provision. The Company expects to complete its evaluation in the latter part of 2005.


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

LIQUIDITY AND CAPITAL RESOURCES

                                                  July 1,           December 31,
As of                                               2005                2004
-----                                               ----                ----
(dollars in thousands)

Cash and cash equivalents                        $ 56,860             $ 71,872
Accounts receivable days sales outstanding             60                   63
Inventory turns per year                              4.1                  4.5
Total debt                                       $    661             $ 38,996

                                                  July 1,             July 2,
Six Months Ended                                    2005                2004
----------------                                    ----                ----
(in thousands)

Net cash provided by operating activities        $  36,570            $  28,808
Net cash used in investing activities            $ (27,541)           $ (16,391)
Net cash used in financing activities            $ (22,490)           $  (3,422)
Net decrease in cash and cash equivalents        $ (15,012)           $   9,241

Cash and Cash Equivalents

Cash and cash equivalents decreased by $15.0 million or 21% from December 31, 2004 primarily due to acquisitions and payment of our debt.

* For the first six months of fiscal 2005, cash provided by operating activities was $36.6 million, compared to $28.8 million cash provided by operating activities during the first six months of fiscal 2004. This increase was driven primarily by higher net income. Our ability to continue to generate cash from operations will depend in large part on our profitability, the rate of collections of accounts receivable, inventory turns, and our ability to manage other areas of working capital. Our accounts receivable days sales outstanding decreased to 60 days from 63 days at the end of fiscal 2004. Inventory turns were approximately 4.1 in the second quarter of fiscal 2005 and approximately
4.5 in the fourth quarter of fiscal 2004.

We used $27.5 million in net cash for investing activities during the first six months of 2005, compared to $16.4 million in the first six months of 2004. The increase was primarily due to cash acquisitions.

* We expect fiscal 2005 capital expenditures to be approximately $14 million to $15 million, primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

We used $22.5 million in net cash for financing activities in the first six months of 2005, compared to $3.4 million in the first six months of 2004. This increase was primarily a result of higher net debt repayments of $38.3 million compared to net repayments of $13.0 million during the same period in 2004.

* We believe that our cash and cash equivalents, together with available funds under our credit facilities ($125 million as of July 1, 2005), will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

Debt

At July 1, 2005, our total debt was $0.7 million as compared with approximately $39.0 million at the end of fiscal 2004. The term loan and senior secured revolving credit facility has been fully repaid.

Our Credit Facility is secured by all material assets of our Company, except for a portion of assets that are not pledged due to foreign tax considerations. Financial covenants of the Credit Facility include leverage, fixed charge, and minimum net worth tests. At July 1, 2005 and as of the date of this report, we are in compliance with all debt covenants.

Under the terms of the Credit Facility, we are allowed to pay dividends and repurchase shares of our common stock up to 25% of net income in the previous fiscal year. For additional discussion of our debt, see Note 8 of Notes to the Condensed Consolidated Financial Statements.

On July 28, 2005, the Company entered into a $200 million unsecured revolving credit agreement ("2005 Credit Facility") with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. The 2005 Credit Facility replaces the Company's $175 million secured 2003 Credit Facility. The funds available under the new 2005 Credit Facility may be used by the Company for general corporate purposes and up to $25 million of the 2005 Credit Facility may be used for letters of credit.

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

We May Encounter Problems Associated With International Operations and Sales.

Our customers are located throughout the world. Sales to unaffiliated customers in non-US locations represented approximately 46% and 49% for our second quarter of fiscal year 2005 and 2004, and approximately 46% and 49% for our first six months of fiscal year 2005 and 2004, respectively. In addition, we have significant international operations, including a joint venture, manufacturing facilities, sales personnel and customer support operations. We have sales offices outside the US. Our non-US manufacturing facilities are in Sweden, Canada, France, and Germany, and we have a regional fulfillment center in the Netherlands. Our non-US presence exposes us to risks not faced by wholly US companies.

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

We Are Exposed to Fluctuations in Currency Exchange Rates.

A significant portion of our business is conducted outside the US, and as such, we face exposure to movements in non-US currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Fluctuation in currency impacts our operating results.

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

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

The market price of our common stock has been, and may continue to be, highly volatile. During the second fiscal quarter of 2005, our stock price ranged from $41.11 to $30.07. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

Market Interest Rate Risk

We may be exposed to market risk in the event we borrow against our Credit Facility. Borrowings under the Credit Facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on our Leverage Ratio. The revolver and the term loan had outstanding principal balances of zero as of July 1, 2005.

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

Foreign exchange forward contracts outstanding as of July 1, 2005 are summarized as follows (in thousands):

                                                 July 1, 2005
                                                 ------------
                                     Nominal Amount          Fair Value
                                     --------------          ----------
Forward contracts:
     Purchased                      $     (15,265)         $      (633)
     Sold                           $      18,842          $       626

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

ITEM 2. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of shareholders ("Annual Meeting") was held at the Sheraton Four Points Hotel in Sunnyvale, located at 1250 Lakeside Drive, Sunnyvale, California 94085, on May 19, 2005.

         (b) At the Annual Meeting, an election of directors was held with the following individuals being elected to the Company's Board of Directors.

                                                 VOTE
                                                 ----
                                       FOR                  WITHHELD
                                       ---                  --------
Steven W. Berglund                   45,818,642             3,200,618
Robert S. Cooper                     45,360,791             3,658,469
John B. Goodrich                     30,934,634            18,084,626
William Hart                         46,063,279             2,955,981
Ulf J. Johansson                     47,028,939             1,990,321
Bradford W. Parkinson                29,955,043            19,064,217
Nickolas W. Vande Steeg              47,130,388             1,888,872

         (c) Other matters voted upon at the Annual Meeting and the results of the voting with respect to each such matter were as follows:

1. To approve an amendment to the Company's 2002 Stock Plan to allow the issuance of stock awards.

                                                                  BROKER
    FOR                AGAINST             ABSTAINED             NON-VOTE
    ---                -------             ---------             --------
37,124,032            4,996,517              63,874             10,472,085



2. To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the current fiscal year ending December 30, 2005.

                                                                  BROKER
    FOR                AGAINST             ABSTAINED             NON-VOTE
    ---                -------             ---------             --------
46,469,421            2,509,251              40,588              3,637,248

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

4.6  Form of Warrant dated April 12, 2002. (6)

10.1+Trimble Navigation  Limited Deferred  Compensation Plan, as amended May 19,
     2005 (11).

10.2+2002 Stock Plan as amended and restated January 20, 2005, including forms of option and award agreements (11).

10.3 Lease Agreement dated May 11, 2005 between the Company and CarrAmerica Realty Operating Partnership, L.P. (12).

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005. (12)

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005. (12)

32.1 Certification  of Chief  Executive  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005. (12)

32.2 Certification  of Chief  Financial  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005. (12)

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

(9) Incorporated by reference to exhibit number 3.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

(10) Incorporated by reference to exhibit number 4.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

(11) Incorporated  by  reference  to  identically   numbered   exhibits  to  the
     registrant's Current Report on Form 8-K filed on May 24, 2005.

(12) Filed herewith.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  TRIMBLE NAVIGATION LIMITED
                         (Registrant)



                     By: /s/ Rajat Bahri
                         ---------------
                          Rajat Bahri
                    Chief Financial Officer
               (Authorized Officer and Principal
                      Financial Officer)



DATE:  August 8, 2005




                                  EXHIBIT INDEX

Exhibit         Description
  No.

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

4.6  Form of Warrant dated April 12, 2002. (6)

10.1+Trimble Navigation  Limited Deferred  Compensation Plan, as amended May 19,
     2005 (11).

10.2+2002 Stock Plan as amended and restated January 20, 2005, including forms of option and award agreements (11).

10.3 Lease Agreement dated May 11, 2005 between the Company and CarrAmerica Realty Operating Partnership, L.P. (12).

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005. (12)

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005. (12)

32.1 Certification  of Chief  Executive  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005. (12)

32.2 Certification  of Chief  Financial  Officer  pursuant  to section 18 U.S.C.
     section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005. (12)

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

(9) Incorporated by reference to exhibit number 3.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

(10) Incorporated by reference to exhibit number 4.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

(11) Incorporated  by  reference  to  identically   numbered   exhibits  to  the
     registrant's Current Report on Form 8-K filed on May 24, 2005.

(12) Filed herewith.