Form 10-Q
period 2005-09-30
TRIMBLE NAVIGATION LTD /CA/
filed 2005-11-07
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 0-18645

TRIMBLE NAVIGATION LIMITED
(Exact name of registrant as specified in its charter)

California	94-2802192
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

935 Stewart Drive, Sunnyvale, CA 94085
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

Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

As of November 2, 2005, there were 53,794,474 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter ended September 30, 2005
INDEX

PART I.	Financial Information	Page

ITEM 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets —
	September 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Income —
	Three and Nine Months Ended September 30, 2005 and October 1, 2004	4

	Condensed Consolidated Statements of Cash Flows —
	Nine Months Ended September 30, 2005 and October 1, 2004	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29
ITEM 4.	Controls and Procedures	30

PART II.	Other Information

ITEM 1.	Legal Proceedings	30

ITEM 6.	Exhibits	30

SIGNATURES		33

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2005	2004
(in thousands)	(UNAUDITED)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$87,293	$71,872
Accounts receivable, net	146,792	123,938
Other receivables	2,521	4,182
Inventories, net	93,940	87,745
Deferred income taxes	20,491	21,852
Other current assets	9,964	7,878
Total current assets	361,001	317,467
Property and equipment, net	35,823	30,991
Goodwill and other intangible assets, net	271,524	273,357
Deferred income taxes	7,882	8,019
Other assets	22,951	24,144
Total non-current assets	338,180	336,511
TOTAL ASSETS	$699,181	$653,978

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$--	$12,500
Accounts payable	39,533	43,551
Accrued compensation and benefits	31,777	31,202
Accrued liabilities	11,253	11,510
Deferred revenues	10,883	9,317
Accrued warranty expense	7,155	6,425
Deferred income taxes	2,442	2,521
Income taxes payable	24,973	11,951
Total current liabilities	128,016	128,977
Non-current portion of long-term debt	659	26,496
Deferred gain on joint venture	9,304	9,179
Deferred income tax	5,739	5,435
Other non-current liabilities	12,069	11,730
Total liabilities	155,787	181,817
Commitments and contingencies	--	--
Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	--	--
Common stock, no par value; 90,000 shares authorized; 53,752 and 52,213 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	376,555	345,127
Retained earnings	144,132	82,670
Accumulated other comprehensive income	22,707	44,364
Total shareholders' equity	543,394	472,161
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,181	$653,978
(1)	Derived from the December 31, 2004 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2004.
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
(in thousands, except per share amounts)

Revenue (1)	$188,484	$170,164	$588,092	$506,125
Cost of Sales (1)	91,192	86,792	290,586	258,674
Gross margin	97,292	83,372	297,506	247,451

Operating expenses
Research and development	20,639	19,177	63,332	57,962
Sales and marketing	29,313	26,576	88,388	80,238
General and administrative	13,448	10,800	38,204	33,138
Restructuring charges	--	--	278	327
Amortization of purchased intangible assets	865	2,019	5,340	6,078
Total operating expenses	64,265	58,572	195,542	177,743
Operating income	33,027	24,800	101,964	69,708
Non-operating income and (expense)
Interest income	318	94	565	260
Interest expense	(968)	(937	(2,245)	(2,959)
Foreign currency transaction gain (loss), net	61	(317)	67	(446)
Expenses for affiliated operations, net	(1,976)	(2,284)	(7,514)	(6,336)
Other income, net	119	231	287	1,551
Total non-operating income and (expense), net	(2,446)	(3,213)	(8,840)	(7,930)
Income before taxes	30,581	21,587	93,124	61,778
Income tax provision	10,345	3,670	31,662	10,503
Net income	$20,236	$17,917	$61,462	$51,275

Basic earnings per share	$0.38	$0.35	$1.16	$1.01
Shares used in calculating basic earnings per share	53,592	51,412	53,017	50,882

Diluted earnings per share	$0.35	$0.33	$1.08	$0.94
Shares used in calculating diluted earnings per share	57,492	55,056	56,997	54,641

(1) Sales to related parties were $2.3 million and $2.7 million for the three months period ended September 30, 2005 and October 1, 2004, respectively, while cost of sales to those related parties were $1.1 million and $1.3 million for the comparable periods. Sales to related parties were $6.9 million and $5.6 million for the nine month period ended September 30, 2005 and October 1, 2004, respectively, while cost of sales to those related parties were $3.0 and $2.7 million for the comparable periods.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30,	October 1,
	2005	2004
(In thousands)

Cash flow from operating activities:
Net income	$61,462	$51,275
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	7,890	6,249
Amortization expense	5,459	6,216
Provision for doubtful accounts	(663)	909
Amortization of debt issuance cost	1,225	366
Deferred income taxes	8,410	1,629
Other uses of cash	(670)	(141)
Changes in assets and liabilities:
Accounts receivable, net	(22,673)	(28,934)
Deferred revenues	1,677	3,790
Other receivables	1,907	2,986
Inventories	(4,926)	(10,080)
Other current and non-current assets	(4,450)	(3,656)
Accounts payable	(4,374)	15,398
Accrued compensation and benefits	825	3,463
Deferred gain on joint venture	124	(356)
Accrued liabilities	5,523	558
Income taxes payable	12,850	3,564
Dividends received from joint venture	515	--
Net cash provided by operating activities	70,111	53,236

Cash flow from investing activities:
Acquisition of property and equipment	(14,494)	(8,949)
Proceeds from sale of assets	--	562
Cost of acquisitions, net of cash acquired	(21,589)	(12,165)
Net cash used in investing activities	(36,083)	(20,552)

Cash flow from financing activities:
Issuance of common stock	20,881	18,389
Collection of notes receivable	390	218
Proceeds from long-term debt and revolving credit lines	6,000	14,000
Payments on long-term debt and revolving credit lines	(44,250)	(52,110)
Net cash used in financing activities	(16,979)	(19,503)

Effect of exchange rate changes on cash and cash equivalents	(1,628)	522

Net increase in cash and cash equivalents	15,421	13,703
Cash and cash equivalents, beginning of period	71,872	45,416
Cash and cash equivalents, end of period	$87,293	$59,119

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Trimble Navigation Limited (“we,”“Trimble” or the “Company”), incorporated in California in 1981, provides positioning product solutions to commercial and government users in a large number of markets. These markets include surveying, construction, agriculture, urban and resource management, military, transportation and telecommunications.

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2004 was December 31. The third fiscal quarters of 2005 and 2004 ended on September 30, 2005 and October 1, 2004, respectively. Fiscal 2005 and 2004 are 52-week years. Unless otherwise stated, all dates refer to its fiscal year and fiscal periods.

The accompanying financial data as of September 30, 2005 and for the three and nine months ended September 30, 2005 and October 1, 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with Trimble’s 2004 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2005, results of operations for the three and nine months ended September 30, 2005 and October 1, 2004 and cash flows for the nine months ended September 30, 2005 and October 1, 2004, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previous year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on our results of operations or changes in stockholders’ equity.

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Trimble’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. For more information on the Company’s significant accounting principles, refer to Trimble’s 2004 Annual Report on Form 10-K.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS 123. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS 123R are effective for fiscal periods beginning after December 15, 2005. The Company expects the adoption of SFAS 123R to impact its earnings. See Note 3 to the Notes to the Condensed Consolidated Financial Statements for additional information. SFAS 123R allows public companies to adopt its requirements using either the modified prospective or the modified retrospective method. The Company is currently evaluating these transition methods.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials or spoilage are required to be recognized as current period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company has been in compliance with SFAS 151 prior to its issuance; therefore issuance is expected to have no impact on the Company’s consolidated balance sheet or statement of earnings.

NOTE 3. STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), "Accounting for Stock-Based Compensation" and “Statement of Financial Accounting Standards No. 148” (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure,” Trimble applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB 25”) and related interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, the Company generally does not recognize compensation cost for stock options granted at fair market value.

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

Options

The fair value of options granted during the third fiscal quarter of 2005 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions at September 30, 2005 and October 1, 2004:

Three Months Ended	September 30, 2005	October 1, 2004
Expected dividend yield	--	--
Expected stock price volatility	56.24%	58.14%
Risk free interest rate	4.21%	3.46%
Expected life of options after vesting	1.68	1.67

An analysis of historical information is used to determine the Company’s assumptions, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. The expected life of options granted reflects options granted to existing employees that generally vest ratably over five years from the date of grant.

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

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year.

Trimble's pro forma information is as follows:
		Three Months Ended		Nine Months Ended
		September 30,	October 1,	September 30,	October 1,
		2005	2004	2005	2004
(in thousands, except per share amounts)

Net income - as reported		$20,236	$17,917	$61,462	$51,275
Stock-based compensation expense, net of tax	(1)	1,785	1,149	6,369	6,107
Net income - pro forma		$18,451	$16,768	$55,094	$45,168

Basic earnings per share - as reported		$0.38	$0.35	$1.16	$1.01
Basic earnings per share - pro forma		$0.34	$0.33	$1.04	$0.89

Diluted earnings per share - as reported		$0.35	$0.33	$1.08	$0.94
Diluted earnings per share - pro forma		$0.32	$0.30	$0.97	$0.83

(1) Our stock-based compensation expense reflects effective tax rates of 34% and 17% for the third quarter of fiscal 2005 and 2004, and 34% and 17% for the first nine months of fiscal 2005 and 2004, respectively, consistent with the income tax provision for the same periods.

Restricted Stock Award

During the second quarter of fiscal 2005, the Company granted 20,000 shares of restricted common stock. The award vests 20% on June 30, 2005 and an additional 20% each June 30 thereafter. The Company recorded compensation expense of $0.6 million and $0.8 million in the three and nine months ended September 30, 2005 related to this award.

NOTE 4. JOINT VENTURES:

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (“CTCT”), a joint venture formed by Trimble and Caterpillar began operations, as described in Trimble’s 2004 Annual Report on Form 10-K. The joint venture is equally owned by Trimble and Caterpillar, with equal voting rights.

During the first quarter of fiscal 2002, Trimble received a special cash distribution of $11.0 million from CTCT. Trimble has recorded the cash distribution of $11.0 million as a deferred gain, being amortized to the extent that losses are attributable from CTCT under the equity method of accounting. When and if CTCT is profitable on a sustainable basis and future operating losses are not anticipated, then Trimble will recognize as a gain, the un-amortized portion of the $11.0 million. To the extent that it is possible that the Company will have any future-funding obligation relating to CTCT, then the relevant amount of the $11.0 million will be deferred until such a time as the funding obligation no longer exists. This un-amortized portion of the deferred gain was approximately $9.3 million at September 30, 2005 and $9.2 million at December 31, 2004. Both Trimble’s share of profits (losses) under the equity method and the amortization of the $11.0 million deferred gain are included in expense for affiliated operations, net in the Condensed Consolidated Statements of Income.

The joint venture agreement between Caterpillar and Trimble includes a guarantee by Caterpillar on a credit line up to $8 million for CTCT. If the guarantee is called and Caterpillar exercises its right to foreclose against the assets, Trimble has the right to pay Caterpillar 50% of the payment due under the guarantee in order to buy out Caterpillar’s security interest in the assets. If Trimble elects to repurchase these assets it would be required to pay up to 50% of the guarantee, or $4 million. The joint venture agreement does not require any further capital contributions unless approved by CTCT’s board of directors. Also, per the agreement, net profit or net losses of the CTCT are allocated to each member equally and increase/decrease the member’s capital accounts. In the event of dissolution of CTCT, capital contributions are not required even if the member has a deficit balance in its capital account. Both parties are committed to this enterprise and it is not unreasonable to believe that Trimble and/or Caterpillar would support the operations of CTCT with capital contributions or other consideration in the event that losses exceed current estimates.

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

The net expenses for affiliated operations at CTCT also includes incremental costs as a result of purchasing products from CTCT at a higher price than Trimble's original manufacturing costs, partially offset by contract manufacturing fees charged to CTCT. In addition, Trimble received reimbursement of employee-related costs from CTCT for Trimble employees dedicated to CTCT totaling $2.1 million and $2.4 million for the three months ended September 30, 2005 and October 1, 2004, respectively, and $7.0 million and $7.3 million for the nine months ended September 30, 2005 and October 1, 2004, respectively. The reimbursements were offset against operating expenses.

	September 30,	October 1,
Three Months Ended	2005	2004
(In millions)

CTCT incremental pricing effects, net	$2.6	$2.6
Trimble's 50% share of CTCT's reported (gain) loss	(0.5)	0.2
Amortization of deferred gain	-	(0.2)
Total CTCT expense for affiliated operations, net (1)	$2.1	$2.6

	September 30,	October 1,
Nine Months Ended	2005	2004
(In millions)

CTCT incremental pricing effects, net	$8.7	$7.0
Trimble's 50% share of CTCT's reported (gain) loss	(1.5)	0.2
Amortization of deferred gain	-	(0.4)
Total CTCT expense for affiliated operations, net (1)	$7.2	$6.8

(1) Due to the nature of the relationship between Trimble and CTCT, a related party, the impact of these agreements is classified under non-operating income (expense) under the heading of "Expense for affiliated operations, net".

The net outstanding balance due from CTCT to Trimble was approximately $0.9 million and $0.7 million at September 30, 2005 and December 31, 2004 respectively, and is recorded in “Account receivables, net”on the Condensed Consolidated Balance Sheets.

Nikon-Trimble Joint Venture

On March 28, 2003, Nikon-Trimble Co., Ltd (“Nikon-Trimble”), a joint venture was formed by Trimble and Nikon Corporation as described in Trimble’s 2004 Annual Report on Form 10-K. The joint venture began operations in July 2003 and is equally owned by Trimble and Nikon, with equal voting rights.

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

Trimble has adopted the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture reported by Trimble in the Non-operating section of the Condensed Consolidated Statement of Income under the heading of “Expenses for affiliated operations, net.” Trimble reported a profit of approximately $0.2 million and $0.2 million for the three months ending September 30, 2005 and October 1, 2004, and a loss of approximately $0.3 million and a profit of $0.4 million for the nine months ending September 30, 2005 and October 1, 2004, as its proportionate share of the net income. At September 30, 2005, the net outstanding balance due to Nikon-Trimble from Trimble was approximately $0.4 million and is recorded in “Account receivables, net”on the Condensed Consolidated Balance Sheets. At December 31, 2004, the net outstanding balance due from Trimble to Nikon-Trimble was $2.5 million and is recorded in “Accounts payable” on the Condensed Consolidated Balance Sheets. In addition, Trimble received reimbursement of employee-related costs from Nikon-Trimble for one Trimble employee dedicated to Nikon-Trimble totaling $0.1 million and $0.1 million for the three months ended September 30, 2005 and October 1, 2004, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2005 and October 1, 2004, respectively. The reimbursements were offset against operating expenses.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS:

Intangible Assets

Intangible Assets consisted of the following:

	September 30,	December 31,
As of	2005	2004
(in thousands)

Intangible assets:
Intangible assets with definite life:
Existing technology	$36,896	$35,037
Trade names, trademarks, patents, and other intellectual properties	20,991	22,111
Total intangible assets with definite life	57,887	57,148
Less accumulated amortization	(46,393)	(43,313)
Total net intangible assets	$11,494	$13,835

Goodwill

Goodwill consisted of the following:

	September 30,	December 31,
As of	2005	2004
(in thousands)

Engineering and Construction	$230,426	$230,856
Mobile Solutions	16,189	15,605
Portfolio Technologies	13,415	13,061

Total Goodwill	$260,030	$259,522

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS:

Inventories consisted of the following:

	September 30,	December 31,
As of	2005	2004
(in thousands)
Raw materials	$29,279	$26,062
Work-in-process	7,729	3,989
Finished goods	56,931	57,694
	$93,939	$87,745

Property and equipment consisted of the following:

	September 30,	December 31,
As of	2005	2004
(in thousands)

Machinery and equipment	$80,500	$71,882
Furniture and fixtures	10,571	10,521
Leasehold improvements	6,509	5,861
Buildings	5,705	5,297
Land	1,231	1,231
	104,516	94,792
Less accumulated depreciation	(68,693)	(63,801)
	$35,823	$30,991

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

To achieve distribution, marketing, production, and technology advantages, the Company manages its operations in the following five segments:

•
Engineering and Construction — Consists of products currently used by survey and construction professionals in the field for positioning, data collection, field computing, data management, and machine guidance and control. The applications served include surveying, road, runway, construction, site preparation and building construction.

•
Field Solutions — Consists of products that provide solutions in a variety of agriculture and geographic information systems (GIS) applications. In agriculture these include precise land leveling and machine guidance systems. In GIS they include handheld devices and software that enable the collection of data on assets for a variety of governmental and private entities.

•
Component Technologies — Consists of products including proprietary chipsets, printed circuit boards, modules, licenses of intellectual property and end user devices. The applications into which end users currently incorporate the component products include timing applications for synchronizing wireless networks, in-vehicle navigation systems, fleet management, and security systems.

•
Mobile Solutions — Consists of products that enable end users to monitor and manage their mobile assets by communicating location and activity-relevant information from the field to the office. Trimble offers a range of products that address a number of sectors of this market including truck fleets, security, and public safety vehicles.

•
Portfolio Technologies — The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of Trimble’s total revenue. This segment is comprised of the Military and Advanced Systems and Applanix businesses, as well as Trimble Outdoors which was introduced during the fourth quarter of fiscal 2004.

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

	Reporting Segments
	Engineering and	Field	Component	Mobile	Portfolio
	Construction	Solutions	Technologies	Solutions	Technologies	Total
(In thousands)

Three Months Ended September 30, 2005
External net revenues	$ 134,173	$ 24,882	$ 12,630	$ 7,214	$ 9,585	$ 188,484
Operating income (loss) before corporate allocations	34,360	3,962	1,648	(746)	1,268	40,492

Three Months Ended October 1, 2004
External net revenues	$112,994	$ 26,293	$ 14,872	$ 6,353	$ 9,652	$170,164
Operating income (loss) before corporate allocations	24,002	5,850	2,782	(2,058)	2,199	32,775

Nine Months Ended September 30, 2005
External net revenues	$ 395,465	$ 102,495	$ 41,658	$ 21,051	$ 27,423	$ 588,092
Operating income (loss) before corporate allocations	93,022	27,583	7,069	(3,261)	3,657	128,070

Nine Months Ended October 1, 2004
External net revenues	$ 332,711	$ 81,837	$ 49,903	$ 16,840	$ 24,833	$ 506,124
Operating income (loss) before corporate allocations	63,336	20,930	10,759	(5,455)	3,837	93,407

As of September 30, 2005

Accounts receivable (1)	109,776	21,252	7,484	6,624	8,796	153,932
Inventories	69,031	11,376	6,276	2,602	4,654	93,940

As of December 31, 2004
Accounts receivable (1)	90,743	19,141	9,377	9,073	8,283	136,617
Inventories	65,116	7,016	5,271	5,735	4,607	87,745

(1)	As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

The following are reconciliations corresponding to totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
(In thousands)

Operating income:
Total for reportable divisions	$40,492	$32,038	$128,070	$92,670
Unallocated corporate expenses	(7,465)	(7,238)	(26,106)	(22,962)
Operating income	$33,027	$24,800	$101,964	$69,708

	September 30,	December 31,
As of	2005	2004
(in thousands)
Assets:
Accounts receivable total for reporting segments	$153,932	$136,617
Unallocated (2)	(7,140)	(12,679)
Total	$146,792	$123,938

(2) Includes trade-related accruals and cash received in advance that are not allocated by segment.

The distribution of Trimble’s gross consolidated revenue by segment is summarized in the table below. Gross consolidated revenue includes external and internal sales. Total external consolidated revenue is reported net of eliminations of internal sales between segments.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
(In thousands)

Engineering and Construction	$135,378	$114,313	$399,075	$335,715
Field Solutions	24,882	26,293	102,495	81,837
Component Technologies	12,630	14,956	41,712	50,094
Mobile Solutions	7,214	6,353	21,051	16,840
Portfolio Technologies	9,585	9,652	27,423	24,833
Total Gross Consolidated Revenue	$189,689	$171,567	$591,756	$509,319
Eliminations	(1,205)	(1,403)	(3,664)	(3,194)
Total External Consolidated Revenue	$188,484	$170,164	$588,092	$506,125

NOTE 8. LONG-TERM DEBT:

Long-term debt consisted of the following:

	September 30,	December 31,
As of	2005	2004
(in thousands)

Credit Facilities:
Term loan	$-	$31,250
Revolving credit facility	-	7,000
Promissory note and others	659	746
	659	38,996

Less current portion of long-term debt	-	(12,500)
Non-current portion	$659	$26,496

Credit Facilities

On July 28, 2005, the Company entered into a $200 million unsecured revolving credit agreement (“2005 Credit Facility”) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. The 2005 Credit Facility replaces the Company’s $175 million secured 2003 Credit Facility. The funds available under the new 2005 Credit Facility may be used by the Company for general corporate purposes and up to $25 million of the 2005 Credit Facility may be used for letters of credit.

The Company may borrow funds under the 2005 Credit Facility in U.S. Dollars or in certain other currencies, and will bear interest, at the Company's option, at either: (i) a base rate, based on the administrative agent's prime rate, plus a margin of between 0% and 0.125%, depending on the Company's leverage ratio as of its most recently ended fiscal quarter, or (ii) a reserve-adjusted rate based on LIBOR, EURIBOR, STIBOR or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.625% and 1.125%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. The Company's obligations under the 2005 Credit Facility are guaranteed by certain of the Company's domestic subsidiaries.

The 2005 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2005 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2005 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.
At September 30, 2005 and as of the date of this report, the Company has a zero balance outstanding and was in compliance with all financial debt covenants. The Company incurs a commitment fee if the 2005 Credit facility is not used. The commitment fee is not material to the Company’s results during all periods presented.

Promissory Note and Others

As of September 30, 2005, the Company had other notes payable totaling approximately $0.7 million primarily consisting of government loans of its foreign subsidiaries.

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
Changes in the Company’s product warranty liability during the three and nine months ended September 30, 2005 and October 1, 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
(In thousands)

Beginning balance	$7,192	$5,717	$6,425	$5,147
Warranty accrued	1,527	2,481	5,686	5,713
Warranty claims	(1,564)	(1,828)	(4,956)	(4,490)
Ending Balance	$7,155	$6,370	$7,155	$6,370

NOTE 10. RESTRUCTURING CHARGES:

The Company did not record any restructuring charge during the third quarter of fiscal 2005. Payments of $0.1 million and $0.3 million were made during the three and nine months period ending September 30, 2005 relating to previous restructuring plans.  As of September 30, 2005, the remaining restructuring accrual balance is $0.3 million of which approximately $0.1 million relates to employee severance costs expected to be paid by the end of fiscal year 2005 under previous restructuring plans and approximately $0.2 million is associated with the closure of one of the Company’s offices as a result of integration efforts of previous acquisition expected to be paid over the next several years. The restructuring accrual is included on the Condensed Consolidated Balance Sheets under the heading of “Accrued Liabilities.” In the comparable third quarter of fiscal 2004, the Company did not record any restructuring charge.

NOTE 11. EARNINGS PER SHARE:

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive Common Stock.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
(In thousands, except per share amounts)

Numerator:
Income available to common shareholders:
Used in basic and diluted earnings per share	$20,236	$17,917	$61,462	$51,275

Denominator:
Weighted average number of common shares used in basic earnings per share	53,660	51,503	53,088	51,013
Effect of dilutive securities (using treasury stock method):
Common stock options	2,948	2,831	3,100	2,938
Common stock warrants	884	722	285	690
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	57,492	55,056	56,997	54,641

Basic earnings per share	$0.38	$0.35	$1.16	$1.01
Diluted earnings per share	$0.35	$0.33	$1.08	$0.94

NOTE 12. COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax in the Condensed Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
(In thousands)

Net income	$20,236	$17,917	$61,462	$51,275
Foreign currency translation adjustments	1,265	5,614	(21,529)	(431)
Net gain (loss) on hedging transactions	2	-	(106)	2
Net unrealized gain (loss) on foreign currency	(15)	(26)	(22)	(46)
Comprehensive income	$21,488	$23,505	$39,805	$50,800

The components of accumulated other comprehensive income, net of related tax in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
As of	2005	2004
(in thousands)
Accumulated foreign currency translation adjustments	$22,662	$44,191
Accumulated net loss on hedging transactions	-	106
Accumulated net unrealized gain on foreign currency	45	67
Total accumulated other comprehensive income	$22,707	$44,364

NOTE 13. RELATED-PARTY TRANSACTIONS:

Related-Party Leases

Trimble currently leases office space in Ohio from an association of three individuals, one of whom is an employee of the Company, under a non-cancelable operating lease arrangement expiring in 2011. The annual rent is subject to adjustment based on the terms of the lease. The Condensed Consolidated Statements of Income include expenses from this operating lease of approximately $86,000 for both of the three months ended September 30, 2005 and October 1, 2004, and approximately $258,000 for both of the nine months ended September 30, 2005 and October 1, 2004.

As part of the Apache Technologies, Inc. acquisition in the second quarter of fiscal 2005, Trimble currently leases an office, manufacturing facility and equipment from a group of individuals, all of whom are now employees of the Company, under a non-cancelable operating lease expiring in January 2013. The Condensed Consolidated Statements of Income include expenses for this operating lease of approximately $55,000 and $93,000 for the three and nine months ended September 30, 2005.

Related -Party Notes Receivable

Trimble has notes receivable from employees of approximately $0.1 million as of September 30, 2005 and $0.4 million as of December 31, 2004. The notes bear interest from 4.52% to 6.62% and have an average remaining life of 0.6 years as of September 30, 2005.

See Note 4 to the Notes to the Condensed Consolidated Financial Statements for additional information regarding Trimble’s related party transactions with joint venture partners.

NOTE 14. LITIGATION:

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in “Risks and Uncertainties” below and elsewhere in this report as well as in the Company's Annual Report on Form 10-K for fiscal year 2004 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,””will,”“should,”“could,”“predicts,”“potential,”“continue,”“expects,”“anticipates,”“future,”“intends,”“plans,”“believes,”“estimates,” and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See the discussion of our critical accounting policies under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for fiscal 2004.

RECENT BUSINESS DEVELOPMENTS

MobileTech Solutions

* During the fourth quarter of fiscal 2005, we acquired MobileTech Solutions, Inc. MobileTech Solutions provides field workforce automation solutions and has a leading market position in the Direct Store Delivery (DSD) segment. We expect the MobileTech Solutions acquisition to extend our portfolio of fleet management and field workforce applications. MobileTech Solution’s performance will be reported under our Mobile Solutions segment.

Apache

* During the second quarter of fiscal 2005, we acquired Apache Technologies, Inc. Apache designs, manufactures, and distributes professional laser products for construction leveling and alignment applications. We expect the Apache acquisition to extend our laser product portfolio for handheld laser detectors and entry-level machine displays and control systems. Apache’s performance is reported under our Engineering and Construction segment.

Pacific Crest

* During the first quarter of fiscal 2005, we acquired Pacific Crest Corporation, a supplier of wireless data communication systems for positioning and environmental monitoring applications. We expect the Pacific Crest acquisition to further enhance our wireless data communications capabilities in the Engineering and Construction business segment.

Trimble Outdoors

* During the fourth quarter of fiscal 2004 we launched Trimble Outdoors. Trimble Outdoors is a consumer business utilizing GPS enabled cell phones to provide information for outdoor recreational activities. Trimble Outdoors’ performance is reported under our Portfolio segment.

GeoNav

* During the third quarter of fiscal 2004 we acquired GeoNav GmbH, a small provider of customized field data collection solutions for the cadastral survey market in Europe. We expect the acquisition to augment our capability for localization of our products in Europe. GeoNav’s performance is reported under our Engineering and Construction segment.

The effects of these acquisitions were not material to our results during all periods presented.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
(In thousands)
Total consolidated revenue	$188,484	$170,164	$588,092	$506,125
Gross margin	97,292	83,372	297,506	247,451
Total consolidated operating income	33,027	24,800	101,964	69,708

Revenue

In the three months ended September 30, 2005, total revenue increased by $18.3 million or 11%, as compared to the same corresponding period in fiscal 2004. The increase was primarily due to stronger performances in our Engineering and Construction and Mobile Solutions segments offset by revenue decreases in Field Solutions and Component Technologies.

In the nine months ended September 30, 2005, total revenue increased by $82.0 million or 16%, as compared to the same corresponding period in fiscal 2004. The increase was primarily due to stronger revenue growth across all our business segments with the exception of Component Technologies. The Engineering and Construction, Field Solutions and Mobile Solutions segments increased 19%, 25% and 25%, respectively, compared to the same corresponding period in fiscal 2004. Revenue growth within these segments was driven by new product introductions, increased penetration of existing markets and the impact of acquisitions.

Total revenue outside the United States comprised approximately 46% and 50% for the three months ended September 30, 2005 and October 1, 2004, and approximately 46% and 50% for the nine months ended September 30, 2005 and October 1, 2004. During the third quarter of fiscal 2005, North and South America represented 61%, Europe, the Middle East and Africa represented 27%, and Asia/Pacific Rim represented 12% of total revenues. For the comparable period in fiscal 2004, North and South America represented 57%, Europe, the Middle East and Africa represented 30%, and Asia/Pacific Rim represented 13% of total revenues.

Gross Margin

Gross margin as a percentage of total revenues was 52% and 49% for the three month period ended September 30, 2005 and October 1, 2004, respectively. The increase was primarily due to increased gross margins in Engineering and Construction due to the success of our market segmentation strategy, higher revenues, stronger sales of higher margin GPS and optical total station products, and introduction of higher margin new products. The increase was partially offset by a decline in gross margins in the Field Solutions and Component Technologies businesses as a result of lower revenue and unfavorable product mix.

Gross margin as a percentage of total revenues was 51% and 49% for the nine month period ended September 30, 2005 and October 1, 2004, respectively. The increase was primarily due to increased gross margins in Engineering and Construction due to the success of our market segmentation strategy, higher revenues, stronger sales of higher margin GPS and optical total station products, and introduction of higher margin products. The increase was partially offset by a decline in gross margins in the Component Technologies business as a result of lower revenue and unfavorable product mix.

* Gross margin could be impacted by product mix, changes in unit selling prices, fluctuations in unit manufacturing costs and foreign currencies, and alternative sourcing strategies.

Operating Income

Operating income as a percentage of total revenue was 18% and 15% for the third quarter of fiscal 2005 and 2004, respectively and 17% and 14% for the first nine months of fiscal 2005 and 2004, respectively. The increase was driven by an increase in revenues, higher gross margins and greater leverage of operating expenses.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following five segments: Engineering and Construction, Field Solutions, Component Technologies, Mobile Solutions, and Portfolio Technologies. Operating income (loss) is net revenue less cost of sales and operating expenses, excluding general corporate expenses, amortization of purchased intangibles, restructuring charges, non-operating income (expense), and income taxes.

The following table is a breakdown of revenue and operating income by segment (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004

Total consolidated revenue	$ 188,484	$ 170,164	$ 588,092	$ 506,124
Total consolidated segment operating income	$ 40,492	$ 32,775	$ 128,070	$ 92,670

Engineering and Construction
Revenue	$134,173	$ 112,994	$395,465	$ 332,711
Segment revenue as a percent of total revenue	71%	66%	67%	66%
Operating income	$34,360	$ 24,002	$93,022	$ 63,336
Operating income as a percent of segment revenue	26%	21%	24%	19%
Field Solutions
Revenue	$24,882	$ 26,293	$102,495	$ 81,837
Segment revenue as a percent of total revenue	13%	15%	17%	16%
Operating income	$3,962	$ 5,850	$27,583	$ 20,930
Operating income as a percent of segment revenue	16%	22%	27%	26%
Component Technologies
Revenue	$12,630	$ 14,872	$41,658	$ 49,903
Segment revenue as a percent of total revenue	7%	9%	7%	10%
Operating income	$1,648	$ 2,782	$7,069	$ 10,759
Operating income as a percent of segment revenue	13%	19%	17%	22%
Mobile Solutions
Revenue	$7,214	$ 6,353	$21,051	$ 16,840
Revenue as a percent of total revenue	4%	4%	4%	3%
Operating loss	($746)	$ (2,058)	($3,261)	$ (5,455)
Operating loss as a percent of segment revenue	(10%)	(32%)	(15%)	(32%)
Portfolio Technologies
Revenue	$9,585	$ 9,652	$27,423	$ 24,833
Segment revenue as a percent of total revenue	5%	6%	5%	5%
Operating income	$1,268	$ 2,199	$3,657	$ 3,837
Operating income as a percent of segment revenue	13%	23%	13%	15%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
(In thousands)

Consolidated segment operating income	$40,492	$32,775	$128,070	$92,670
Unallocated corporate expense	(6,600)	(5,956)	(20,488)	(16,557)
Amortization of purchased intangible assets	(865)	(2,019)	(5,340)	(6,078)
Restructuring charges	-	-	(278)	(327)
Non-operating expense, net	(2,446)	(3,213)	(8,840)	(7,930)
Consolidated income before income taxes	$30,581	$21,587	$93,124	$61,778

Engineering and Construction

Engineering and Construction revenues increased by $21.2 million or 19% and $62.8 million or 19% while segment operating income increased $10.4 million or 43% and $29.7 million or 47% for the three and nine months ended September 30, 2005 as compared to the same corresponding periods in fiscal 2004.

Revenue growth for both the three and nine months ended September 30, 2005 was driven by introduction of new products such as the Trimble S6 Total Station and machine control products and increased market penetration. Revenue growth was also attributed to the acquisitions for three and nine month periods ended September 30, 2005. Segment operating income increased as a result of higher revenues, increased sales of higher margin products and greater leveraging of operating expenses.

Field Solutions

Field Solutions revenues decreased by $1.4 million or 5% and increased $20.7 million or 25% while segment operating income decreased $1.9 million or 32% and increased $6.7 million or 32% for the three and nine months ended September 30, 2005 as compared to the same corresponding periods in fiscal 2004.

Revenues decreased for the third quarter ended September 30, 2005 compared to the corresponding period of fiscal 2004 primarily due to softness in the agriculture market driven by higher petroleum and natural gas prices. Operating income decreased for the third quarter ended September 30, 2005 compared to the corresponding period of fiscal 2004 primarily due to a decrease in revenue, an increase in research and development expenses and higher marketing spending related to new product introductions.

Revenue and operating income increased significantly for the first nine months of fiscal 2005 primarily due to successful new products such as the AgGPS® EZ-Guide® System and AgGPS® EZ-Steer™ System in our agriculture product line and as a result of higher demand for both automated and manual guidance products into the agricultural market in the earlier part of the fiscal year.

Component Technologies

Component Technologies revenues decreased by $2.2 million or 15% and $8.2 million or 17% while segment operating income decreased $1.1 million or 41% and $3.7 million or 34% for the three and nine months ended September 30, 2005 as compared to the same corresponding periods in fiscal 2004.

The decrease in revenues for the three and nine months ended September 30, 2005 as compared to the same period in fiscal 2004 was primarily due to the decline in demand for our in-vehicle navigation products as a result of changes in buying strategies among certain automotive manufacturers, and variable demand in the timing businesses. The decrease was partially offset by an increase in the OEM board business and increase in royalty revenue. Operating income decreased for the three and nine months ended September 30, 2005 as compared to the same period in fiscal 2004 primarily due to lower revenue, partially offset by reduction in operation expenses and an increase in royalty revenue.

Mobile Solutions

Mobile Solutions revenues increased by $0.9 million or 14% and $4.2 million or 25% while segment operating loss decreased $1.3 million or 64% and decreased $2.2 million or 40% for the three and nine months ended September 30, 2005 as compared to the same corresponding periods in fiscal 2004.

Revenues for the three and nine months ended September 30, 2005 compared to the corresponding periods of fiscal 2004 grew due to increased subscriber growth from the three and nine month period ending October 1, 2004, an increase in sales into the ready-mix suppliers, and increased sales from our dealer channel as we continue to develop and extend this channel. Operating loss decreased in the first three and nine months period of fiscal 2005 compared to the corresponding periods of fiscal 2004 primarily due to higher margin service revenue, partially offset by inventory write-offs relating to a move to next generation modems and solutions which resulted in the obsolescence of older inventory in the second quarter of fiscal 2005 .

Portfolio Technologies

Portfolio Technologies revenues decreased by $0.1 million or 1% and operating income decreased by $0.9 million or 42% for the three months ended September 30, 2005 as compared to the same corresponding periods in fiscal 2004. The decrease was primarily due to the absence of a one-time royalty revenue of $0.7 million in the third quarter of fiscal 2004 that was not applicable to the corresponding period in fiscal 2005.

Revenue increased by $2.6 million or 10% and operating income decreased by $0.2 million or 5% for the nine months ended September 30, 2005 as compared to the corresponding period in fiscal 2004. The increase in revenue was primarily due to stronger performance in our Applanix airborne business. Operating income decreased primarily due to the inclusion of a non-recurring royalty revenue of $0.7 million in fiscal year 2004.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development, sales and marketing and general and administrative expenses as a percentage of revenue increased to 34% from 33% for the three months ended September 30, 2005 and decreased to 32% from 34% for the nine months ended September 30, 2005.

Research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
(In thousands)

Research and development	$20,639	$19,177	$63,332	$57,962
Percentage of revenue	11%	11%	11%	12%
Sales and marketing	29,313	26,576	88,388	80,238
Percentage of revenue	16%	16%	15%	16%
General and administrative	13,448	10,800	38,204	33,138
Percentage of revenue	7%	6%	6%	7%
Total	$63,400	$56,553	$189,924	$171,338
Percentage of revenue	34%	33%	32%	34%

The increase in R&D expenses in the three and nine months ending September 30, 2005 compared with the corresponding periods of fiscal 2004 was primarily due to increased compensation and continued investment in next generation technologies, the inclusion of expenses from acquisitions not applicable in the prior periods, partially offset by a decrease in the use of temporary employees and outside consultants. All of our R&D costs have been expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

The increase in sales and marketing expenses in the three and nine months ending September 30, 2005 compared with the corresponding periods of fiscal 2004 was primarily due to increased revenue, the costs associated with the launch of new products, and the inclusion of expenses from acquisitions not applicable in the prior periods.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

The increase in general and administrative expenses in the third quarter of fiscal 2005 compared with the corresponding period in fiscal 2004 was primarily due to an increase in compensation expense, higher rent expense, an increase in bad debt expense and the inclusion of expenses from acquisitions not applicable in the prior periods. The increase in G&A expenses in the first nine months of fiscal 2005 compared with the corresponding period in fiscal 2004 was primarily due to an increase in compensation expense, rent expense, outside services expense and the inclusion of expenses from acquisitions not applicable in the prior periods, partially offset by a lower bad debt expense.

Restructuring Charges

Payments of $0.1 million and $0.3 million were made during the three and nine month period ending September 30, 2005 relating to previous restructuring plans. As of September 30, 2005, the remaining restructuring accrual balance is $0.3 million of which approximately $0.1 million relates to employee severance costs expected to be paid by year end of fiscal year 2005 under previous restructuring plans and approximately $0.2 million is associated with the closure of one of our offices as a result of integration efforts of previous acquisition expected to be paid over the next several years.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $0.9 million in the third quarter of fiscal 2005, compared with $2.0 million in the third quarter of fiscal 2004. Amortization of purchased intangible assets included in operating expenses was $5.3 million in the first nine months of fiscal 2005, compared with $6.1 million in the first nine months of fiscal 2004. The decrease was primarily due to certain acquired intangible assets that were fully amortized during the third quarter of fiscal 2005.

Non-operating Expense, Net

The components of non-operating expense, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004
(In thousands)

Interest income	$318	$94	$565	$260
Interest expense	(968)	(937)	(2,245)	(2,959)
Foreign currency transaction gain (loss), net	61	(317)	67	(446)
Expenses for affiliated operations, net	(1,976)	(2,284)	(7,514)	(6,336)
Other income, net	119	231	287	1,551
Total non-operating expense, net	$(2,446)	$(3,213)	$(8,840)	$(7,930)

Non-operating expense, net decreased $0.8 million or 24% for the third quarter of fiscal 2005 compared with the corresponding period in fiscal 2004 primarily due to lower net interest expense of $1.1 million as a result of the repayment of debt and interest earned on higher cash balances offset by a $0.9 million write-off of debt issuance costs relating to the 2003 Credit Facility, the absence of a $0.4 million foreign currency transaction loss and lower expenses for affiliated operations as a result of increased profits from our joint ventures .

Non-operating expense, net increased $0.9 million or 11% during the first nine months of fiscal 2005 compared with the corresponding periods in fiscal 2004 primarily due to an increase in expenses for affiliated operations of approximately $1.2 million as a result of higher transfer pricing expenses associated with increased sales volume with our Caterpillar joint venture. In addition, in other income, we recognized a non-recurring gain in the revaluation of minority investments of approximately $1.5 million in fiscal year 2004. The increases were partially offset by lower net interest expenses of $1.9 million as a result of the repayment of debt and interest earned on higher cash balances offset by a $0.9 million write-off of debt issuance costs relating to the 2003 Credit Facility and the absence of a $0.5 million foreign currency transaction loss.

Income Tax Provision

Our income tax provision reflects an effective tax rate of 34% for the three and nine months ended September 30, 2005, respectively. The effective tax rate for the comparable periods in fiscal 2004 was 17%. The 2004 tax rate of 17% reflects benefits from utilizing net operating loss and tax credit carry-forwards. The 2005 tax rate is higher than the 2004 tax rate due to higher levels of profits and limited remaining benefits of tax carry-forwards and other deferred tax assets.

In October 2004, The American Job Creation Act of 2004 was signed into law providing changes in the tax law including an incentive to repatriate undistributed earnings of foreign subsidiaries. We are currently evaluating the potential impact of these provisions, including assessing the details of the Act, analyzing the funds available for repatriation, the economic cost of doing so and assessing the qualified uses of repatriated funds. If the Company chooses to make such a repatriation, the potential tax benefit in the fourth quarter could range from zero to $2 million.

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

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2005	December 31, 2004
(dollars in thousands)

Cash and cash equivalents	$ 87,293	$ 71,872
Accounts receivable days sales outstanding	60	63
Inventory turns per year	4.0	4.5
Total debt	$ 659	$ 38,996

Nine Months Ended	September 30, 2005	October 1, 2004
(in thousands)

Net cash provided by operating activities	$ 70,111	$ 53,983
Net cash used in investing activities	(36,083)	(20,552)
Net cash used in financing activities	(16,979)	(19,503)
Net increase in cash and cash equivalents	15,421	13,703

Cash and Cash Equivalents

Our financial condition strengthened further at September 30, 2005. Cash and cash equivalents totaled $87.3 million with essentially no debt compared to cash and cash equivalents of $71.9 million and debt of $39.0 million at December 31, 2004.

* For the first nine months of fiscal 2005, cash provided by operating activities was $70.1 million, compared to $54.0 million provided by operating activities during the first nine months of fiscal 2004. This increase was driven primarily by increase in net income of $10.2 million. Our ability to continue to generate cash from operations will depend in large part on our profitability, the rate of collections of accounts receivable, inventory turns, and our ability to manage other areas of working capital. Our accounts receivable days sales outstanding improved to 60 days as of September 30, 2005 from 63 days at the end of fiscal 2004. Inventory turns were approximately 4.0 in the third quarter of fiscal 2005 and approximately 4.5 in the fourth quarter of fiscal 2004.

We used $36.1 million in net cash for investing activities during the first nine months of 2005, compared to $20.1 million in the first nine months of 2004. The increase was primarily due to cash acquisitions of Pacific Crest and Apache during the first half of the fiscal year. In addition, we continue to invest in plant, property and equipment, primarily in our information systems infrastructure to increase efficiencies in our operations.

* We expect fiscal 2005 capital expenditures to be approximately $18 million to $22 million, primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

We used $17.0 million in net cash for financing activities in the first nine months of 2005, compared to $19.5 million in the first nine months of 2004. During the period, we repaid our net debt by $38.3 million similar to net repayments of $38.1 million during the same period in 2004. In addition, we generated approximately $20.9 million in cash primarily from exercises of stock options as compared to $18.4 million in the prior period.

* We believe that our cash and cash equivalents, together with available funds under our credit facilities ($200 million as of September 30, 2005), will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

Debt

At September 30, 2005, our total debt was $0.7 million as compared with approximately $39.0 million at the end of fiscal 2004.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (“2005 Credit Facility”) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. The 2005 Credit Facility replaces our $175 million secured 2003 Credit Facility. The funds available under the new 2005 Credit Facility may be used by our for general corporate purposes and up to $25 million of the 2005 Credit Facility may be used for letters of credit. We incur a commitment fee if the 2005 Credit facility is not used. The commitment fee is not material to our results during all periods presented. For additional discussion of our debt, see Note 8 of Notes to the Condensed Consolidated Financial Statements.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS 123. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS 123R are effective for fiscal periods beginning after December 15, 2005. The Company expects the adoption of SFAS 123R to impact its earnings. See Note 3 to the Notes to the Condensed Consolidated Financial Statements for additional information. SFAS 123R allows public companies to adopt its requirements using either the modified prospective or the modified retrospective method. The Company is currently evaluating these transition methods.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material.

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials or spoilage are required to be recognized as current period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We have been in compliance with SFAS 151 prior to its issuance; therefore issuance is expected to have no impact on the Company’s consolidated balance sheet or statement of earnings.

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
Our Inability to Accurately Predict Orders and Shipments May Affect Our Revenue, Expenses and Earnings per Share.

We have not been able in the past to consistently predict when our customers will place orders and request shipments so that we cannot always accurately plan our manufacturing requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional reserves and allowances. Any significant change in our customers’ purchasing patterns could have a material adverse effect on our operating results and reported earnings per share for a particular quarter.

Our Operating Results in Each Quarter May Be Affected by Special Conditions, Such As Seasonality, Late Quarter Purchases, Weather, and Other Potential Issues.

Due in part to the buying patterns of our customers, a significant portion of our quarterly revenues occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter, although our operating expenses tend to remain fairly predictable. Engineering and construction purchases tend to occur in early spring, and governmental agencies tend to utilize funds available at the end of the government’s fiscal year for additional purchases at the end of our third fiscal quarter in September of each year. Concentrations of orders sometimes also occur at the end of our other two fiscal quarters. Additionally, a majority of our sales force earns commissions on a quarterly basis which may cause concentrations of orders at the end of any fiscal quarter. If for any reason expected sales are deferred, orders are not received, or shipments are delayed a few days at the end of a quarter, our operating results and reported earnings per share for that quarter could be significantly impacted.

We Are Dependent on a Specific Manufacturer and Assembler for Many of Our Products and on Specific Suppliers of Critical Parts for Our Products.

We are substantially dependent upon Solectron Corporation in California, China and Mexico as our preferred manufacturing partner for many of our GPS products previously manufactured out of our Sunnyvale facilities. Under the agreement with Solectron, we provide to Solectron a twelve-month product forecast and place purchase orders with Solectron at least thirty calendar days in advance of the scheduled delivery of products to our customers depending on production lead time. Although purchase orders placed with Solectron are cancelable, the terms of the agreement would require us to purchase from Solectron all inventory not returnable or usable by other Solectron customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Solectron to meet customers’ delivery requirements or we may accumulate excess inventories, if such inventories are not usable by other Solectron customers.

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

Our Annual and Quarterly Performance May Fluctuate.

Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

•	changes in market demand,
•	competitive market conditions,
•	market acceptance of existing or new products,
•	fluctuations in foreign currency exchange rates,
•	the cost and availability of components,
•	our ability to manufacture and ship products,
•	the mix of our customer base and sales channels,
•	the mix of products sold,
•	our ability to expand our sales and marketing organization effectively,
•	our ability to attract and retain key technical and managerial employees,
•	the timing of shipments of products under contracts and
•	general global economic conditions.

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

We Are Dependent on the Availability of Allocated Bands within the Radio Frequency Spectrum.

Our GPS technology is dependent on the use of the Standard Positioning Service (“SPS”) provided by the US Government’s GPS. The GPS SPS operates in radio frequency bands that are globally allocated for radio navigation satellite services. International allocations of radio frequency are made by the International Telecommunications Union (“ITU”), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference.

Any ITU reallocation of radio frequency bands, including frequency band segmentation or sharing of spectrum, may materially and adversely affect the utility and reliability of our products. Many of our products use other radio frequency bands, together with the GPS signal, to provide enhanced GPS capabilities, such as real-time kinematic precision. The continuing availability of these non-GPS radio frequencies is essential to provide enhanced GPS products to our precision survey and construction machine controls markets. Any regulatory changes in spectrum allocation or in allowable operating conditions may cause a material adverse effect on our operating results.

In addition, unwanted emissions from mobile satellite services and other equipment operating in adjacent frequency bands or in-band from licensed and unlicensed devices may materially and adversely affect the utility and reliability of our products. The FCC continually receives proposals for novel technologies and services, such as ultra-wideband technologies, which may seek to operate in, or across, the radio frequency bands currently used by the GPS SPS and other public safety services. Adverse decisions by the FCC that result in harmful interference to the delivery of the GPS SPS and other radio frequency spectrum also used in our products may result in a material adverse effect on our business and financial condition.

Many of Our Products Rely on the GPS Satellite System.

The GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 29 satellites in place, some have already been in operation for 12 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites may impair the current utility of the GPS system and the growth of current and additional market opportunities.

In 2004, the Presidential policy affirmed a 1996 Presidential Decision Directive that marked the first time in the evolution of GPS that access for civilian use free of direct user fees. In addition, Presidential policy has been complemented by corresponding legislation, that was signed into law. However, there can be no assurance that the US Government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the US Government for the use of GPS without charge will remain unchanged. Because of ever-increasing commercial applications of GPS, other US Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies.

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

We may be Materially Affected by New Regulatory Requirements.

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of non-hazardous and hazardous wastes, and emissions and discharges into the environment. Failure to comply with such laws and regulations could result in costs for corrective action, penalties, or the imposition of other liabilities.

In particular, under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. In addition, we face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of many of our products. The European Union (“EU”) has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (WEEE) directive, which directs EU member states to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for specified collection, recycling, treatment and environmentally sound disposal of products placed on the market after August 13, 2005 and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the European Union after September 30, 2006.

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

We May Encounter Problems Associated With International Operations and Sales.

Our customers are located throughout the world. Sales to unaffiliated customers in non-US locations represented approximately 46% and 50% for our third quarter of fiscal year 2005 and 2004, and approximately 46% and 50% for our first nine months of fiscal year 2005 and 2004, respectively. In addition, we have significant international operations, including a joint venture, manufacturing facilities, sales personnel and customer support operations. We have sales offices outside the US. Our non-US manufacturing facilities are in Sweden, Canada, France, and Germany, and we have a regional fulfillment center in the Netherlands. Our non-US presence exposes us to risks not faced by wholly US companies.

Specifically, we have experienced issues relating to integration of non-US operations, greater difficulty in accounts receivable collection, longer payment cycles, and currency fluctuations. Additionally, we face the following risks, among others:

•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers;
•	political, legal and economic instability in non-US markets, particularly in those markets in which we maintain manufacturing and research facilities;
•	difficulties in staffing and management;
•	language and cultural barriers;
•	seasonal reductions in business activities in the summer months in Europe and some other countries;
•	war and acts of terrorism; and
•	potentially adverse tax consequences.

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

We Face Risks in Investing in and Integrating New Acquisitions.

Acquisitions of companies, divisions of companies, or products entail numerous risks, including:

•	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;
•	diversion of management’s attention;
•	loss of key employees of acquired operations;
•	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;
•	the potential disruption of our ongoing business;
•	unanticipated expenses related to such integration;
•
the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

•	the impairment of relationships with employees and customers of either an acquired company or our own business;
•	the potential unknown liabilities associated with acquired business; and
•	inability to recover strategic investments in development stage entities.

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

We Are Subject to the Adverse Impact of Radio Frequency Congestion.

We have certain products, such as GPS RTK systems, and surveying and mapping systems that use integrated radio communication technology requiring access to available radio frequencies allocated by the FCC (or the NTIA in the case of federal government users of this equipment) for which the end user is required to obtain a license in order to operate their equipment. In addition, access to these frequencies by state agencies is under management by state radio communications coordinators. Some bands are experiencing congestion that excludes their availability for access by state agencies in some states. To reduce congestion, the FCC announced that it will require migration of radio technology from wideband to narrowband operations in these bands. The rules require migration of users to narrowband channels by 2011. In the meantime congestion could cause FCC coordinators to restrict or refuse licenses.. An inability to obtain access to these radio frequencies by end users could have an adverse effect on our operating results.

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

The market price of our common stock has been, and may continue to be, highly volatile. During the third fiscal quarter of 2005, our stock price ranged from $44.31 to $32.40. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•	announcements and rumors of developments related to our business or the industry in which we compete;
•	quarterly fluctuations in our actual or anticipated operating results and order levels;
•	general conditions in the worldwide economy, including fluctuations in interest rates;
•	announcements of technological innovations;
•	new products or product enhancements by us or our competitors;
•	developments in patents or other intellectual property rights and litigation;
•	developments in our relationships with our customers and suppliers; and
•	any significant acts of terrorism against the United States.

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

Market Interest Rate Risk

We may be exposed to market risk in the event we borrow against our 2005 Credit Facility. Borrowings under the 2005 Credit Facility in U.S. Dollars or in certain other currencies, and will bear interest, at our option, at either: (i) a base rate, based on the administrative agent's prime rate, plus a margin of between 0% and 0.125%, depending on our leverage ratio as of its most recently ended fiscal quarter, or (ii) a reserve-adjusted rate based on LIBOR, EURIBOR, STIBOR or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.625% and 1.125%, depending on our leverage ratio as of the most recently ended fiscal quarter. The 2005 Credit Facility had an outstanding principal balances of zero as of September 30, 2005.

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

Foreign exchange forward contracts outstanding as of September 30, 2005 are summarized as follows (in thousands):

	September 30, 2005
	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(15,025)	$37
Sold	$19,246	$225

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

(b) Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

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

4.6 Form of Warrant dated April 12, 2002. (6)

10.1 Credit Agreement among Trimble Navigation Limited, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), The Bank of New York and Harris Nesbitt (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner) dated July 28, 2005. (11)

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005. (11)

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005. (11)

32.1 Certification of Chief Executive Officer pursuant to section 18 U.S.C. section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005. (11)

32.2 Certification of Chief Financial Officer pursuant to section 18 U.S.C. section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005. (11)

(1)    Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

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

(6)    Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.

(7)    Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(8)    Incorporated by reference to exhibit number 3.8 to the registrant’s Annual Report on Form 10-K for the year ended January 2, 2004.

(9)    Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

(10) Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(11)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

                  By:  /s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

DATE: November 4, 2005

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

4.6 Form of Warrant dated April 12, 2002. (6)

10.1 Credit Agreement among Trimble Navigation Limited, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), The Bank of New York and Harris Nesbitt (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner) dated July 28, 2005. (11)

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005. (11)

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005. (11)

32.1 Certification of Chief Executive Officer pursuant to section 18 U.S.C. section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005. (11)

32.2 Certification of Chief Financial Officer pursuant to section 18 U.S.C. section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005. (11)

(1)    Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

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

(6)    Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.

(7)    Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(8)    Incorporated by reference to exhibit number 3.8 to the registrant’s Annual Report on Form 10-K for the year ended January 2, 2004.

(9)    Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

(10)  Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(11)  Filed herewith.