Form 10-K
TRIMBLE NAVIGATION LTD /CA/
filed 2006-03-10
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2005

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

Registrant’s telephone number, including area code: (408) 481-8000
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Preferred Share Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [X]   No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer [ X ] Accelerated Filer [ ] Non-accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

As of July 1, 2005, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2.0 billion based on the closing price as reported on the NASDAQ National Market.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Class	Outstanding at March 6, 2006
Common stock, no par value	54,338,187 shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Trimble Navigation Limited's Proxy Statement relating to the annual meeting of stockholders to be held on May 18, 2006 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements regarding future events and the future results of Trimble Navigation Limited (“Trimble” or “The Company” or “We” or “Our” or “Us”) are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements, but are not limited to those discussed in this Report under the section entitled “Other Risk Factors” and elsewhere, and in other reports Trimble files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We reserve the right to update these statements for any reason, including the occurrence of material events. The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties" contained herein, among other things, should be considered in evaluating our prospects and future financial performance. We have attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs containing such material.

TRIMBLE NAVIGATION LIMITED

2005 FORM 10-K ANNUAL REPORT

TRADEMARKS

Trimble, the globe and triangle logo, EZ-Guide, Telvisant, Lassen, SiteVision, GeoExplorer, AgGPS, Thunderbolt, FirstGPS, Spectra Precision, CrossCheck, Recon, and TrimTrac among others are trademarks of Trimble Navigation Limited and its subsidiaries registered in the United States and other countries. EZ-Steer, Force and Ranger are trademarks of Trimble Navigation Limited and its subsidiaries. All other trademarks are the property of their respective owners.

PART I

Item 1 Business Overview

Trimble Navigation Limited, a California corporation (“Trimble” or “the Company” or “we” or “our” or “us”), provides advanced positioning product solutions, most typically to commercial and government users. The principle applications served include surveying, agriculture, machine guidance, asset and fleet management, and telecommunications infrastructure. Our products typically provide benefits that can include lower operational costs, and higher productivity. Examples of products include systems that guide agricultural and construction equipment, surveying instruments, systems that track fleets of vehicles, and data collection systems that enable the management of large amounts of geo-referenced information. In addition, we also manufacture components for in vehicle navigation and telematics systems, and timing modules used in the synchronization of wireless networks.

Trimble products often combine knowledge of location or position together with a wireless link to provide a solution to a specific application. Position is provided through a number of alternative technologies including the Global Positioning System (GPS) and systems that use laser or optical technologies to establish position. Wireless communication techniques include both public networks, such as cellular, and private networks, such as business band radio. Our products are augmented by our software algorithms; this includes embedded firmware that enables the positioning solution and applications software that allows the customer to make use of the positioning information.

We design and market our own products. Our manufacturing strategy includes a combination of in house assembly as well as the use of third party subcontractors. Our global operations include major development, manufacturing or logistics operations in the United States, Sweden, Germany, New Zealand, France, Canada, and the Netherlands. Products are sold through dealers, representatives, joint ventures, and other channels throughout the world. These channels are supported by our sales offices located in more than 15 countries.

We began operations in 1978 and incorporated in California in 1981. Our common stock has been publicly traded on NASDAQ since 1990 under the symbol TRMB.

Technology Overview

A significant portion of our revenue is derived from applying Global Navigation Satellite Systems (GNSS) to terrestrial applications. GNSS systems include a system of 24 orbiting US based satellites and associated ground control that is funded and maintained by the U. S. Government and is available worldwide free of charge, a Russian satellite based system, and the future European Galileo system. GNSS positioning is based on a technique that precisely measures distances from four or more satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GNSS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and then uses those distances to compute its position. Under normal circumstances, a stand-alone GNSS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to approximately 10 meters, 24 hours a day. Much better accuracies are possible through a technique called “differential GNSS.” In addition to providing position, GNSS provides extremely accurate time measurement.

GNSS accuracy is dependent upon the locations of the receiver and the number of GNSS satellites that are above the horizon at any given time. Reception of GNSS signals requires line-of-sight visibility between the satellites and the receiver, which can be blocked by buildings, hills, and dense foliage. The receiver must have a line of sight to at least four satellites to determine its latitude, longitude, attitude (angular orientation), and time. The accuracy of GNSS may also be limited by distortion of GNSS signals from ionospheric and other atmospheric conditions.

Our GNSS products are based on proprietary receiver technology. Over time, the advances in positioning, wireless communication, and information technologies have enabled us to add more capability to our products and thereby deliver more value to our users. For example, the developments in wireless technology and deployments of next generation wireless networks have enabled less expensive wireless communications. These developments allow for the efficient transfer of position data to locations away from the positioning field device, allowing the data to be accessed by more users and thereby increasing productivity. This has allowed us to include a wireless link in many of our products and connect remote field operations to a central location.

Our laser and optical products either measure distances and angles to provide a position in three dimensional space or they provide highly accurate laser references from which position can be established. The key element of these products is typically a laser, which is generally a commercially available laser diode and a complex mechanical assembly. These elements are augmented by software algorithms.

Business Strategy

Our business strategy is developed around an analysis of several key elements:

•	Attractive markets - We focus on markets that offer potential for revenue growth, profitability, and market leadership.

•
Innovative solutions that provide significant benefits to our customers - We seek to apply our technology to applications in which position data is important and where we can create unique value. We look for opportunities in which the rate of technological change is high and which have a requirement for the integration of multiple technologies into a solution.

•
Distribution channels to best access our markets - We select distribution channels that best serve the needs of individual markets. These channels can include independent dealers, direct sales, joint ventures, OEM sales, and distribution alliances with key partners. We view international expansion as an important element of our strategy and seek to develop international channels.

Business Segments and Markets

We are organized into five reporting segments encompassing our various applications and product lines: Engineering and Construction, Field Solutions, Component Technologies, Mobile Solutions, and Portfolio Technologies. Our segments are distinguished by the markets they serve. Each segment consists of businesses which are responsible for product development, marketing, sales, strategy, and financial performance.

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

The product solutions typically include multiple technologies. The elements of these solutions may incorporate GPS, optical, laser, radio or cellular communications.

An example of the customer benefits provided by our product is our GPS and robotic optical surveying instruments which enable the surveyor to perform operations in the field faster, more reliably than conventional surveying instruments and with a smaller crew. Similarly, our construction machine guidance products allow the operator to achieve the desired landform by eliminating stakeout and reducing rework. These steps in the construction process can be readily linked together with data collection modules to minimize the time and effort required to maintain data accuracy throughout the entire construction process.

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

Representative products sold in this segment include:

Spectra Precision® Laser System - The Spectra Precision Laser machine systems include a portfolio of laser-based machine display and control systems for grading and excavating applications. These machine systems can be used on a wide range of machines, including dozers, backhoes, scrapers, skid steers and excavators. Furthermore, the Spectra Laser grade control systems offers visual guidance to the operators while performing such tasks as cutting the edge of the blade or bucket.

Trimble® SPS700 Robotic Construction Total Station - The Trimble SPS700 Robotic Total Station is used with the Trimble LM80 Layout Manager to provide contractors with more control of their construction layout. The robotic operation allows contractors to perform layout tasks significantly more efficiently than with conventional mechanical systems leading to increased productivity.

Trimble® S6 Total Station - The Trimble S6 Total Station is a technologically advanced optical surveying system. Its advanced servo motors make the Trimble S6 fast, silent, and precise, allowing surveyors to measure points and collect data in the field efficiently and productively. The Trimble S6 offers unique new Trimble technologies that enable cable-free operation, longer battery life, and accuracy assurance, among many other features. Its detachable Trimble CU controller is utilized to effectively collect, display, and manage field data.

Trimble® R8 GNSS System - The Trimble R8 GNSS System combines a GNSS receiver, radio, and battery in one compact unit to produce a lightweight and versatile, cable-free GNSS surveying solution. Surveyors can use the Trimble R8 system to achieve centimeter-level accuracy in their measurements in real time. The Trimble R8 GNSS offers R-Track technology, which is a unique Trimble technology developed with GNSS capabilities to support new GPS signals for civilian use and the Russian Glonass system. These new signals such as the next-generation GPS L2C and L5 signals and GLONASS provide our customers increased reliability and productivity.

Trimble® Recon® Controller - The Trimble Recon Controller is a rugged handheld controller used by surveyors and engineers in the field. Running the Microsoft Pocket PC operating system, the Trimble Recon controller enables users to run the Trimble software of their choice, plus other applications to support their business needs. The Trimble Recon controller features a touch screen for quick and easy data entry and a color graphic display. It tackles multiple surveying applications, including topographic surveying, engineering, construction, and mapping.

GCS family of Grade Control Systems - Grade control systems meets construction contractors' needs with productivity-enhancing solutions for earthmoving, site prep and roadwork. The Trimble GCS family provides upgrade options that deliver earthmoving contractors with the flexibility to select a system that meets their daily needs today, and later add on to meet their changing needs. For example, a single control system such as the GCS300 can provide for low-cost point of entry into grade control, and over time can be upgraded to the GCS400 dual sensor system, or to the full 3D GCS900 Grade Control System.

Spectra Precision® Laser portable tools - Our Spectra Precision Laser portfolio includes a broad range of laser based tools for the interior, drywalls and ceilings, HVAC, and mechanical contractor. Designed to replace traditional methods of measurement and leveling for a wide range of interior construction applications, our laser tools are easy to learn and use. Our Spectra Precision Laser product portfolio includes rotating lasers for horizontal leveling and vertical alignment, as well as laser pointers and a laser based distance measuring device. They are available through independent and national construction supply houses both in the US and in Europe.

Field Solutions

Our Field Solutions segment addresses the agriculture and geographic information system (GIS) markets.

Our agriculture products consist of manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivation, and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of chemicals than conventional equipment. We also provide positioning solutions for leveling agricultural fields in irrigation applications and aligning drainage systems to better manage water flow in fields.

We use multiple distribution channels to access the agricultural market, including independent dealers and partners such as CNH Global . Competitors in this market are either vertically integrated implement companies such as John Deere, or agricultural instrumentation suppliers such as Raven, CSI Wireless and Novariant.

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

Representative products sold within this segment include:

AgGPS® Autopilot™ System - A GPS-enabled, agricultural navigation system that connects to a tractor’s steering system and automatically steers the tractor along a precise path to within three centimeters or less. This enables both higher machine productivity and more precise application of seed and chemicals, thereby reducing costs to the farmer.

AgGPS® EZ-Guide® Plus System - A GPS-enabled, manual guidance system that provides the tractor operator with steering visual corrections required to stay on course to within 20 centimeters or less. This system reduces the overlap or gap in spraying, fertilizing, and other field applications.

AgGPS® EZ-Steer™ System - A value added assisted steering system, that when combined with the EZ-Guide Plus system, automatically steers agricultural vehicles along a path within 20 centimeters or less. This system installs in less than thirty minutes and is designed to reduce gaps and overlaps in spraying, fertilizing, and other field applications as well as reduce operator fatigue.

GeoExplorer® 2005 Series - Combines a GPS receiver in a rugged handheld unit running industry standard Microsoft Windows Mobile version 5.0, making it easy to collect and maintain data about objects in the field. The GeoExplorer series features three models ranging in accuracy from subfoot to 1-3 meters —allowing the user to select the system most appropriate for their data collection and maintenance needs.

GPS Pathfinder® Series - A diverse collection of rugged GPS receivers with a variety of accuracy options from subfoot to submeter ideally suited for GIS data collection and maintenance applications. These receivers integrate seamlessly with industry-standard GIS systems, providing the user with timely and accurate data for decision-making.

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

Component Technologies has developed GPS software technologies which it is making available for license. This software can run on certain digital signal processors (DSP) or microprocessors removing the need for dedicated GPS baseband signal processor chips. Component Technologies has an agreement with u-Nav Microelectronics to license Trimble GPS software technology for u-Nav GPS chipsets.

The major competitor in the telecommunication infrastructure market is Symmetricom. Competitors in the automotive and embedded markets are typically component companies with GPS capability, including Japan Radio Corporation, Motorola, and SiRF.

Representative products sold by this segment include:

Thunderbolt® GPS Disciplined Clock - The Thunderbolt clock is used as a time source for the synchronization of wireless networks. By combining a GPS receiver with a high-quality quartz oscillator, the Thunderbolt clock achieves the performance of an atomic standard with higher reliability and lower price.

FirstGPS® Technology - We license our FirstGPS technology, which is a host-based, GPS system available as two integrated circuits and associated software. The software runs on a customer’s existing microprocessor system complementing the work done by the integrated circuit to generate position, velocity, and time. This low-power technology is particularly suitable for small, mobile, battery-operated applications.

Lassen® iQ Module - The Lassen iQ module adds complete GPS functionality to a mobile product in a postage stamp-sized footprint with ultra-low power consumption, consuming less than 100mW at 3.3V. This module is designed for portable handheld, battery-powered applications such as cell phones, pagers, PDAs, digital cameras, and many others.

TrimTrac® Locator - Our TrimTrac product is a complete end user device that combines GPS functionality with tri-band global system for mobile communications (GSM) wireless communications. It is intended for high volume personal vehicle and commercial asset management applications that demand a low-cost locator device.

Mobile Solutions

Our Mobile Solutions segment addresses the market for fleet management services by providing a Trimble solution that includes both the hardware and subscription service needed to run the application. The subscription service is web based. Our solutions are typically provided to the user through Internet-enabled access to our hosted platform for a monthly service fee. This solution enables the fleet owner to dispatch, track, and monitor the conditions of vehicles in the fleet on a real-time basis. A vehicle-mounted unit consists of a single module including a GPS receiver, sensor interface, and a cellular modem. Our solution includes the communication service from the vehicle to our data center and access over the Internet to the application software, relieving the user of the need to maintain extensive computer operations.

One element of our market strategy targets opportunities in specific vertical markets where we believe we can provide a unique value to the end user by tailoring our hardware and subscription service solution for a particular industry. For example, one vertical we are addressing is ready mix concrete. Here, we combine a suite of sensors into a solution that can automatically determine the status of a vehicle without driver intervention. We plan on leveraging our technology and capabilities and customers into other verticals, such as direct store delivery, public safety and construction management.

We also have a horizontal market strategy that focuses on providing turnkey solutions to a broad range of service fleets and mobile workers that span a large number of market segments. Here, we leverage our capabilities without the same level of customization. These products are distributed through individual dealers as well as in the vertical applications.

Our enterprise strategy focuses on sales to large, enterprise accounts. Here, in addition to a Trimble-hosted solution, we can also integrate our service directly into the customer’s IT infrastructure, giving them improved control of their information. In this market we sell directly to end users and sales cycles tend to be long due to field trials followed by an extensive decision-making process.

Approximate prices for the hardware fall in the range of $400 to $3,000, while the monthly subscription service fees range from approximately $20 to approximately $55, depending on the customer service level. Competition comes largely from service-oriented businesses such as @Road.

We have also entered new markets by acquisitions of MobileTech Solutions, Inc. and Advanced Public Saftey, Inc. (APS) MobileTech provides field workforce automation solutions and has a leading position in the direct store delivery market. APS provides mobile and handheld software products used by law enforcement, fire rescue and other public safety agencies.

Representative products sold by this segment include:

TrimWeb™ Systems - Our fleet management service offerings are comprised of the TrimWeb system and TrimFleet system. The TrimWeb system provides different levels of service that run from snapshots of fleet activity to real-time fleet dispatch capability via access to the TrimWeb platform network through a secure internet connection. The TrimWeb system includes truck communication service and computer backbone support of the service. Variations of the TrimWeb system are tailored for specific industry applications.

CrossCheck® Module - This hardware, mounted on the vehicle, provides location and information through its built-in cellular interface. This module also includes GPS positioning, sensor interfaces for vehicle conditions, and built-in intelligence for distributed decision-making.

RoutePower™ CE Mobile - This software operates in the Microsoft CE/Pocket PC environment and addresses the pre-sales, delivery, routes sales and full service vending functions performed on the routes of Direct Store Delivery (DSD) companies. In addition, RoutePower software can communicate with digital phones, printers, GPS receivers, and other peripherals in a wireless non-tethered Bluetooth environment.

GateWay™ Middleware Software - This software handles all communications from/to the mobile computer as well as from/to the host and any other decision support systems. In addition, the GateWay software supports all functionality of the RoutePower™ mobile system regardless of host system capabilities.

PocketCitation™ System - This electronic ticketing system enables law enforcement officers to issue traffic citations utilizing a mobile handheld device. This system scans the traffic offender’s driver’s license and automatically populates the appropriate information into the citation.

QuickTicket™ System - This system works in conjunction with mobile software platforms to enable law enforcement officers to complete electronic traffic citations in under 30 seconds.

Portfolio Technologies

Our Portfolio Technologies segment includes various operations that aggregate to less than 10 percent of our total revenue. The operations in this segment are Applanix, Military and Advanced Systems (MAS), and Trimble Outdoors.

Applanix develops, manufactures, sells and supports high-value, precision products that combine GPS with inertial sensors for accurate measurement of the position and attitude of moving vehicles. Sales are made directly by our sales force to the end users or to systems integrators. Competitors include IGI in the airborne survey market, and iXsea and TSS in the marine survey market.

Our MAS business supplies GPS receivers and embedded modules that use the military’s GPS advanced capabilities. The modules are principally used in aircraft navigation and timing application. Military products are sold directly to either the US Government or defense contractors. Sales are also made to authorized foreign end users. Competitors in this market include Rockwell Collins, L3, and Raytheon.

The Trimble Outdoors service utilizes GPS-enabled cell phones to provide information for outdoor recreational activities. Some of the recreational activities include hiking, biking, backpacking, boating, and water sports. Consumers purchase the Trimble Outdoors product through our wireless operator partners which include Sprint-Nextel, SouthernLINC Wireless and Boost Mobile. In 2005, Trimble entered into an agreement with Rodale Inc., owner of Backpacker Magazine, to bring high quality trip content to consumer GPS cell phones. The Trimble Outdoors service operates on more than 20 different GPS cell phones.

Representative products sold by this segment include:

Applanix POS/AV™ - An integrated GPS/inertial system for airborne surveying that measures aircraft position to an accuracy of a few centimeters and aircraft attitude (angular orientation) to an accuracy of 30 arc seconds or better. This system is typically interfaced to large format cameras and scanning lasers for producing geo-referenced topographic maps of the terrain.

Force™ 5 GS (GRAM-SAASM) Module - A dual frequency, embedded GPS module that is used in a variety of military airborne applications.

Trimble® Outdoors™ - Trip planning and navigation software that works with GPS-enabled cell phones and conventional GPS receivers. This software enables consumers to research specific trips online as part of trip pre-planning. In addition, users are able to share outdoor and off-road experiences online with their friends and family.

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

Advanced Public Safety, Inc. (APS)

* On December 30, 2005, we acquired APS of Deerfield Beach, Florida. APS provides mobile and handheld software products used by law enforcement, fire-rescue and other public safety agencies. With the APS acquisition, we plan to leverage our rugged mobile computing devices and our fleet management systems to provide complete mobile resource solutions for the public safety industry. APS will be reported within our Mobile Solutions business segment.

MobileTech Solutions Inc.

* On October 25, 2005, we acquired MobileTech Solutions, Inc. of Plano, Texas. MobileTech Solutions provides field workforce automation solutions and has a leading position in the direct store delivery (DSD) market. We expect the MobileTech Solutions acquisition to extend our portfolio of fleet management and field workforce applications. MobileTech Solutions’ performance is reported under our Mobile Solutions business segment.

Apache Technologies, Inc.

On April 19, 2005, we acquired Apache Technologies Inc. of Dayton, Ohio.  Apache is a leading developer of laser detection technology.  With the acquisition, we extended our laser product portfolio for handheld laser detectors and entry-level machine displays and control systems, as well as our distribution network in the United States.  Apache’s performance is reported under our Engineering and Construction business segment.

Pacific Crest Corporation

On January 10, 2005 we acquired Pacific Crest Corporation of Santa Clara, California, a supplier of wireless data communication systems for positioning and environmental monitoring applications. The Pacific Crest acquisition has enhanced our wireless data communications capabilities in the Engineering and Construction business segment.

GeoNav

On July 5, 2004 we acquired GeoNav GmbH, a small provider of customized field data collection solutions for the cadastral survey market in Europe. This acquisition augments our capability for localization of our products in Europe. GeoNav’s performance is reported under our Engineering and Construction segment.

TracerNET Corporation

On March 5, 2004 we acquired TracerNET Corporation of Virginia, a provider of wireless fleet management solutions. The TracerNET acquisition added more diverse and complete fleet management solutions. TracerNET’s performance has been integrated into our Mobile Solutions segment.

MENSI S.A.

On December 9, 2003, we acquired MENSI S.A., a French developer of terrestrial 3D laser scanning technology. The MENSI acquisition enhanced our technology portfolio and expanded our product offerings. MENSI’s performance is reported under our Engineering and Construction segment.

Applanix Corporation

On July 7, 2003, we acquired Applanix Corporation, a Canadian developer of systems that integrate inertial navigation system and GPS technologies. The Applanix acquisition extended our technology portfolio and offers increased robustness and capabilities in positioning products. Applanix’s performance is reported under our Portfolio Technologies segment.

Nikon-Trimble Co., Ltd.

On March 28, 2003, Trimble and Nikon Corporation agreed to form a joint venture in Japan, Nikon-Trimble Co., Ltd., which assumed the operations of Nikon Geotecs Co., Ltd., a Japanese subsidiary of Nikon Corporation and Trimble Japan KK, our Japanese subsidiary. Nikon-Trimble began operations in July of 2003.

Nikon-Trimble is 50% owned by us and 50% owned by Nikon, with equal voting rights. It is focusing on the design and manufacture of surveying instruments including mechanical total stations and related products. In Japan, this joint venture distributes Nikon’s survey products as well as our survey, agriculture, construction and GIS products. Outside of Japan, we are the exclusive distributor of Nikon survey and construction products.

The joint venture has enhanced our market position in survey instruments through geographic expansion and market penetration. The Nikon products broadens our survey and construction product portfolio and enables us to better access emerging markets such as Russia, China, and India. It also provides us with the ability to sell our GPS and robotic technology to existing Nikon customers.

Caterpillar Trimble Control Technologies, LLC

On April 1, 2002, we established and began operations of a joint venture with Caterpillar called Caterpillar Trimble Control Technologies, LLC, in which each company has a 50% ownership stake and equal voting rights. This joint venture develops and manufactures machine control products for the construction and mining markets for installation in the factory or as a dealer option.

Patents, Licenses and Intellectual Property

We hold approximately 600 US patents and approximately 100 non-US patents, the majority of which cover GPS technology and other applications such as optical and laser technology.

We prefer to own the intellectual property used in our products, either directly or though subsidiaries. From time to time we license technology from third parties.

There are approximately 200 trademarks registered to Trimble and its subsidiaries including "Trimble," the globe and triangle logo, "AgGPS," "GeoExplorer," and "Telvisant," among others that are registered in the United States and other countries. Additional trademarks are pending registration.

Sales and Marketing

We tailor the distribution channel to the needs of our products and regional markets through a number of forms of sales channel solutions around the world. We sell our products worldwide primarily through dealers, distributors, and authorized representatives, occasionally granting exclusive rights to market certain products within specific countries. This channel is supported and supplemented (where third party distribution is not available) by our regional sales offices throughout the world. We also utilize distribution alliances, OEM relationships and joint ventures with other companies as a means to serve selected markets.

During the 2005 fiscal year, United States represented 54%, Europe represented 25%, Asia Pacific represented 11% and other regions represented 10% of our total revenues. During the 2004 fiscal year, United States represented 50%, Europe represented 28%, Asia Pacific represented 13% and other regions represented 9% of our total revenues.

Warranty

The warranty periods for our products are generally between one and three years. Selected military programs may require extended warranty periods up to 5.5 years and certain Nikon products have a five-year warranty period. We support our GPS products through a circuit board replacement program from locations in the United Kingdom, Germany, Japan, and the United States. The repair and calibration of our non-GPS products are available from company-owned or authorized facilities. We reimburse dealers and distributors for all authorized warranty repairs they perform.

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

Seasonality of Business

* Our individual segment revenues may be affected by seasonal buying patterns. Typically the second fiscal quarter has been the strongest quarter for the Company driven by the construction buying season. The second quarter has averaged 27% of total revenue in the last two fiscal years.

Backlog

In most of our markets, the time between order placement and shipment is short. Therefore, we believe that backlog is not a reliable indicator of present or future business conditions.

Manufacturing

Manufacturing of substantially all our GPS subsystems is subcontracted to Solectron Corporation. During fiscal 2005 we continued to utilize Solectron's Suzhou facilities in China for all of our Component Technologies products. During 2004 we expanded our use of Solectron in Mexico for our Field Solutions products and handhelds. We continue to utilize Solectron California for our high-end GPS products and new product introduction services. Solectron is responsible for substantially all material procurement, assembly, and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Solectron continues in effect until either party gives the other ninety days written notice.

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

Our research and development expenditures, net of reimbursed amounts were $84.3 million for fiscal 2005, $77.6 million for fiscal 2004, and $67.6 million for fiscal 2003.

* We expect to continue investing in research and development with the goal of maintaining or improving our competitive position, as well as the goal of entering new markets.

Employees

As of December 30, 2005, we employed 2,462 employees, including 32% in sales and marketing, 28% in manufacturing, 26% in engineering, and 14% in general and administrative positions. Approximately 40% of employees are in locations outside the United States.

Our employees are not represented by unions except for those in Sweden and some in Germany. We also employ temporary and contract personnel that are not included in the above headcount numbers. We have not experienced work stoppages or similar labor actions.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s web site through www.trimble.com/investors.html, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Information contained on our web site is not part of this annual report on Form 10-K.

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:

Trimble Navigation Limited
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations Telephone: 408-481-8000

Executive Officers

The names, ages, and positions of the Company's executive officers as of March 1, 2006 are as follows:

Name	Age	Position
Steven W. Berglund	54	President and Chief Executive Officer
Rajat Bahri	41	Chief Financial Officer
Joseph F. Denniston, Jr.	45	Vice President, Operations
Bryn A. Fosburgh	43	Vice President and General Manager, Engineering and Construction
Mark A. Harrington	50	Vice President, Strategy and Business Development
Debi Hirshlag	40	Vice President, Human Resources
John E. Huey	56	Treasurer
Irwin L. Kwatek	66	Vice President and General Counsel
Michael W. Lesyna	45	Vice President, Business Transformation
Bruce E. Peetz	54	Vice President, Advanced Technology and Systems
Anup V. Singh	35	Vice President and Corporate Controller
Alan R. Townsend	57	Vice President and General Manager, Field Solutions
Dennis L. Workman	61	Vice President and General Manager, Component Technologies

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

Rajat Bahri - Rajat Bahri joined Trimble as Chief Financial Officer in January 2005. Prior to joining Trimble, Mr. Bahri served for more than 15 years in various capacities within the financial organization of several subsidiaries of Kraft Foods, Inc. and General Foods Corporation. Most recently, he served as the chief financial officer for Kraft Canada, Inc. From June 2000 to June 2001 he served as chief financial officer of Kraft Pizza Company. From 1997 to 2000, Mr. Bahri was Operations Controller for Kraft Jacobs Suchard Europe. Mr. Bahri holds a Bachelor of Commerce from the University of Delhi in 1985 and an M.B.A. from Duke University in 1987. In 2005, he was elected on the board of Simple Technologies, Inc., a publicly traded company.

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

Bryn A. Fosburgh - Bryn Fosburgh joined Trimble in 1994 as a technical service manager for surveying, mining, and construction. In 1997, Mr. Fosburgh was appointed director of development for the Company’s land survey business unit where he oversaw the development of field and office software that enabled the interoperability of Trimble survey products. From October 1999 to July 2002, he served as division vice president of survey and infrastructure. From 2002 to 2005, Mr. Fosburgh served as vice president and general manager of Trimble's Geomatics and Engineering (G&E) business area, with responsibility for all the division-level activities associated with survey, construction, and infrastructure solutions. In January 2005, he was appointed vice president and general manager of the Engineering and Construction Division. Prior to Trimble, he was a civil engineer with the Wisconsin Department of Transportation responsible for coordinating the planning, data acquisition, and data analysis for statewide GPS surveying projects in support of transportation improvement projects. He has also held various engineering, research and operational positions for the U.S. Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. in civil engineering from Purdue University in 1989.

Mark A. Harrington - Mark Harrington joined Trimble in January 2004 as vice president of strategy and business development. Prior to joining Trimble, Mr. Harrington served as vice president of finance at Finisar Corporation and chief financial officer for Cielo Communications, Inc., a photonics components manufacturer, from February 1998 to September 2002, and Vixel Corporation, a photonics manufacturer, from April 2003 to December 2003. His experience also includes 11 years at Spectra-Physics where he served in a variety of roles including vice president of finance for Spectra-Physics Lasers, Inc. and vice president of finance for Spectra-Physics Analytical, Inc. Mr. Harrington began his career at Varian Associates, Inc. where he held a variety of management and individual positions in finance, operations and IT. Mr. Harrington received his B.S. in Business Administration from the University of Nebraska-Lincoln.

Debi Hirshlag - Debi Hirshlag joined Trimble in July 2005 as vice president of human resources. Prior to joining Trimble, Ms. Hirshlag served as vice president of human resources at Ariba Inc., a purchasing technology company from January 2003 to July 2004, and vice president of corporate services at Latitude Communications, a conferencing software provider from January 2001 to December 2002. In addition, she has held human resources positions at Seagate Technology, Inc., Pepsi-Cola and Amoco Corporation. Ms. Hirshlag received her B.S. in industrial management from Carnegie Mellon University and an M.A. in labor and industrial relations from the University of Illinois.

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

Dennis L. Workman - Dennis Workman has served as vice president and general manager of Trimble’s Component Technologies segment since September 1999. From 1998 to 1999, Mr. Workman was senior director and chief technical officer of the newly formed Mobile and Timing Technologies (MTT) business group, also serving as general manager of Trimble's Automotive and Timing group. In 1997, he was director of engineering for Software & Component Technologies. Mr. Workman joined Trimble in 1995 as director of the newly created Timing vertical market. Prior to Trimble, Mr. Workman held various senior-level technical positions at Datum Inc. During his nine year tenure at Datum, he held the position of CTO. Mr. Workman received a B.S. in mathematics and physics from St. Mary’s College in 1967 and an M.S. in electrical engineering from the Massachusetts Institute of Technology in 1969.

Item 1A Risk Factors

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

Our Annual and Quarterly Performance May Fluctuate.

Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

·	changes in market demand,
·	competitive market conditions,
·	market acceptance of existing or new products,
·	fluctuations in foreign currency exchange rates,
·	the cost and availability of components,
·	our ability to manufacture and ship products,
·	the mix of our customer base and sales channels,
·	the mix of products sold,
·	our ability to expand our sales and marketing organization effectively,
·	our ability to attract and retain key technical and managerial employees,
·	the timing of shipments of products under contracts and
·	general global economic conditions.

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

Section 404 of the Sarbanes-Oxley Act requires us to include an internal control report of management in our Annual Report on Form 10-K. For fiscal 2004 and 2005 we satisfied the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments.

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

In 2004, a Presidential policy affirmed a 1996 Presidential Decision Directive that marked the first time in the evolution of GPS that access for civilian use free of direct user fees. In addition, Presidential policy has been complemented by corresponding legislation, that was signed into law. However, there can be no assurance that the US Government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the US Government for the use of GPS without charge will remain unchanged. Because of ever-increasing commercial applications of GPS, other US Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies.

Many of our products also use signals from systems that augment GPS, such as the Wide Area Augmentation System (WAAS) and National Differential GPS System (NDGPS). Many of these augmentation systems are operated by the federal government and rely on continued funding and maintenance of these systems. In addition, some of our products also use satellite signals from the Russian Glonass System. Any curtailment of the operating capability of these systems could result in decreased user capability thereby impacting our markets.

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

In particular, under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. In addition, we face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of many of our products. The European Union (“EU”) has adopted new directives to facilitate the recycling of electrical and electronic equipment sold in the EU. One of these is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the European Union after September 30, 2006.

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

We Face Risks in Investing in and Integrating New Acquisitions.

We have recently acquired several companies and may in the future acquire other companies. Acquisitions of companies, divisions of companies, or products entail numerous risks, including:

·	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;
·	diversion of management’s attention;
·	loss of key employees of acquired operations;
·	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;
·	the potential disruption of our ongoing business;
·	unanticipated expenses related to such integration;
·
the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

·	the impairment of relationships with employees and customers of either an acquired company or our own business;
·	the potential unknown liabilities associated with acquired business; and
·	inability to recover strategic investments in development stage entities.

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

We Must Carefully Manage Our Future Growth.

Growth in our sales or continued expansion in the scope of our operations could strain our current management, financial, manufacturing and other resources, and may require us to implement and improve a variety of operating, financial and other systems, procedures, and controls. We have recently implemented a new enterprise resource planning software system and we may experience in our financial and order management processing as a result of new procedures. Problems associated with any improvement or expansion of these systems, procedures or controls may adversely affect our operations and these systems, procedures or controls may not be designed, implemented or improved in a cost-effective and timely manner. Any failure to implement, improve and expand such systems, procedures, and controls in a timely and efficient manner could harm our growth strategy and adversely affect our financial condition and ability to achieve our business objectives.

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

We Are Subject to the Adverse Impact of Radio Frequency Congestion.

We have certain products, such as GPS RTK systems, and surveying and mapping systems that use integrated radio communication technology requiring access to available radio frequencies allocated by the FCC (or the NTIA in the case of federal government users of this equipment) for which the end user is required to obtain a license in order to operate their equipment. In addition, access to these frequencies by state agencies is under management by state radio communications coordinators. Some bands are experiencing congestion that excludes their availability for access by state agencies in some states. To reduce congestion, the FCC announced that it will require migration of radio technology from wideband to narrowband operations in these bands. The rules require migration of users to narrowband channels by 2011. In the meantime congestion could cause FCC coordinators to restrict or refuse licenses. An inability to obtain access to these radio frequencies by end users could have an adverse effect on our operating results.

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2005, our stock price ranged from $44.55 to $26.64. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

·	announcements and rumors of developments related to our business or the industry in which we compete;
·	quarterly fluctuations in our actual or anticipated operating results and order levels;
·	general conditions in the worldwide economy, including fluctuations in interest rates;
·	announcements of technological innovations;
·	new products or product enhancements by us or our competitors;
·	developments in patents or other intellectual property rights and litigation;
·	developments in our relationships with our customers and suppliers; and
·	any significant acts of terrorism against the United States.

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

Item 1B  Unresolved Staff Comments

None

Item 2 Properties

The following table sets forth the significant real property that we own or lease:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Sunnyvale, California	All	160,000	Leased, expiring 2012 3 buildings
Huber Heights (Dayton), Ohio	Engineering & Construction Field Solutions Distribution	150,000 57,200 35,600	Owned, no encumbrances Leased, expiring in 2011 Leased, month to month
Westminster, Colorado	Engineering & Construction, Field Solutions	73,000	Leased, expiring 2011 2 buildings
Corvallis, Oregon	Engineering & Construction	20,000 21,000	Owned, no encumbrances Leased, expiring 2006
Richmond Hill, Canada	Portfolio Technologies	50,200	Leased, expiring 2007
Danderyd, Sweden	Engineering & Construction	93,900	Leased, expiring 2010
Christchurch, New Zealand	Engineering & Construction, Mobile Solutions, Field Solutions	65,000	Leased, expiring 2010 2 buildings
New Carlisle, Ohio	Engineering & Construction	30,000	Leased, expiring 2013
Jena, Germany	Engineering & Construction	28,700	Leased, no expiration date 12 months notice
Kaiserslautern, Germany	Engineering & Construction	26,000	Leased, expiring 2010
Raunheim, Germany	Sales	28,700	Leased, expiring 2011

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ National Market under the symbol "TRMB." The table below sets forth, during the periods indicated, the high and low per share sale prices for our common stock as reported on the NASDAQ National Market.

	2005		2004
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
First quarter	$38.24	$30.04	$28.78	$20.15
Second quarter	41.11	30.07	29.50	22.43
Third quarter	44.55	31.15	32.16	21.55
Fourth quarter	37.96	26.64	34.45	24.56

As of December 30, 2005, there were approximately 1,044 holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this Annual Report on Form 10-K. At this time, we intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Under the existing terms of our credit facility, we are allowed to pay dividends and repurchase shares of our common stock in any twelve (12) month period, in an aggregate amount equal to fifty percent (50%) of net income (plus to the extent deducted in determining net income for such period, non-cash expenses in respect of stock options) for the previous twelve month period.  Also, we are allowed to spend an additional $50 million to pay dividends and repurchase shares if we are in compliance with our fixed charge coverage ratio.

Equity Compensation Plan Information

The following table sets forth, as of December 30, 2005, the total number of securities outstanding under our stock option plans, the weighted average exercise price of such options, and the number of options available for grant under such plans. See Note 15 of the Notes to the Consolidated Financial Statements for a summary of our plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Stock Option Plans	6,413,995	$18.70	1,513,119
Total	6,413,995	$18.70	1,513,119

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results. In particular, because the results of operations and financial condition related to our acquisitions are included in our Consolidated Statements of Income and Consolidated Balance Sheets data commencing on those respective acquisition dates, comparisons of our results of operations and financial condition for periods prior to and subsequent to those acquisitions are not indicative of future results.

	December 30,	December 31,	January 2,	January 3,	December 28,
As of And For the Fiscal Years Ended	2005	2004	2004	2003	2001
(Dollar in thousands, except per share data)

Revenue	$774,913	$668,808	$540,903	$466,602	$475,292
Gross margin	$389,805	$324,810	$268,030	$234,432	$237,235
Gross margin percentage	50%	49%	50%	50%	50%
Income (loss) from continuing operations (1)	$84,855	$67,680	$38,485	$10,324	$(23,492)
Gain on disposal of discontinued operations (net of tax)	$-	$-	$-	$-	$613
Net income (loss)	$84,855	$67,680	$38,485	$10,324	$(22,879)
Per common share:
Income (loss) from continuing operations
- Basic	$1.59	$1.32	$0.81	$0.24	$(0.63)
- Diluted	$1.49	$1.23	$0.77	$0.24	$(0.63)
Gain on disposal of discontinued operations (net of tax)
- Basic	$-	$-	$-	$-	$0.01
- Diluted	$-	$-	$-	$-	$0.01
Net income (loss)
- Basic	$1.59	$1.32	$0.81	$0.24	$(0.62)
- Diluted	$1.49	$1.23	$0.77	$0.24	$(0.62)
Shares used in calculating basic earnings per share	53,216	51,163	47,505	42,860	37,091
Shares used in calculating diluted earnings per share	56,819	54,948	50,012	43,578	37,091
Cash dividends per share	$-	$-	$-	$-	$-

Total assets	$743,088	$653,978	$552,602	$447,704	$425,475
Non-current portion of long term debt and other liabilities	$19,474	$38,226	$85,880	$114,051	$131,759

(1)
We have significant intangible assets on our Consolidated Balance Sheets that include goodwill and other purchased intangibles related to acquisitions. At the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Application of the non-amortization provisions of SFAS 142 significantly reduced amortization expense of purchased intangibles and goodwill to approximately $8.3 million for the fiscal year 2002 from $29.4 million in fiscal year 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under "Risks Factors."

EXECUTIVE LEVEL OVERVIEW

Trimble’s foundation remains positioning technology. We have augmented this technology with wireless communication and application capabilities in order to enable us to participate in a wider number of markets and to play a more central role in those markets. Our efforts to market these technologies can generally be characterized as falling into the categories of either end user markets or component markets. The Engineering and Construction, Field Solutions, and Mobile Solutions segments can be broadly described as end user markets and the Component Technologies and Portfolio Technologies segments can be described as components markets. In the end user markets we provide a value added solution to the end user. Typically this requires a solution that includes a hardware platform and customer support. In the components businesses, we typically sell to another company that adds significant value and brings the solution to the end user.

The segments constituting the end user, solutions activities, make up over 80% of our revenue. The critical success factors in these businesses center around attaining a significant understanding of the end users’ needs, applying that knowledge to create highly innovative products, integrating those products into an effective system, and establishing a proficient global, third-party distribution.

The components businesses require different characteristics to be successful. The customer is typically an OEM, system integrator, or other third party that integrates our components into a system. To satisfy this customer group, our focus is on price, product functionality, and quality. With recent product introductions we have begun to add higher functionality into our products in order to provide greater value and potentially capture higher average selling prices for our offerings. Worldwide applications for the product range from vehicle tracking to remote asset management, including by way of example monitoring and tracking of construction materials, truck trailers and off-road equipment.

During 2005 we continued to execute our strategy with a series of actions that can be summarized in four categories.

Reinforcing our position in existing markets

Generally, we believe that our markets provide us with additional, substantial potential for substituting our technology for traditional methods. In 2005 we continued to develop new products and to strengthen our distribution channels to realize these opportunities. The acquisitions of Pacific Crest and Apache provided us with additional hardware competencies and applications knowledge. A number of new products like Trimble S6 and machine control products strengthened our competitive position and created new value for the user.

Extend our position in existing markets through new product categories

We are utilizing the strength of the Trimble brand in our markets to expand our revenues by bringing new products to existing users. A 2005 example was the introduction of Ag GPS Steer System.

Bring existing technology to new markets

* We continue to reinforce our position in existing markets, and positioned ourselves in newer markets that will serve as important sources of future growth. Our efforts in China, India, Russia, Korea and Eastern Europe all reflected improving financial results, with the promise of more in the future.

Entered completely new markets

* In fiscal 2005 we acquired Advanced Public Safety, Inc. (APS), a software development company that provides mobile and handheld software products used by law enforcement, fire-rescue and other public safety agencies. With this acquisition, we plan to leverage our rugged mobile computing devices and fleet management systems to provide complete mobile resource solutions for the public safety industry. The APS acquisition opens up a new vertical segment in which we can offer public safety agencies complete mobile computing and resource management solutions. In addition, we acquired MobileTech Solutions, Inc., a provider of field workforce automation solutions and that has a leading market position in the direct store delivery (DSD) market. We expect the MobileTech Solutions acquisition to extend our portfolio of fleet management and field workforce applications.

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

Revenue Recognition

We recognize revenue in accordance with US GAAP. The accounting rules related to revenue recognition are complex and are impacted by interpretations of the rules and an understanding of industry practices, both of which are subject to change.

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met. Revenue is reduced by a sales return reserve as described under “Allowance for Doubtful Accounts and Sales Returns.”

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Our shipment terms for US orders, and international orders fulfilled from our European distribution center are typically FCA (Free Carrier) shipping point, except certain sales to US government agencies which are shipped FOB destination. FCA shipping point means that we fulfill the obligation to deliver when the goods are handed over, cleared for export, and into the charge of the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, we may choose within the place or range stipulated where the carrier will take the goods into carrier’s charge.

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

In accordance with Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when a sale involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met.

Software revenue is recognized in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” and Statement of Position (SOP) No. 98-9, “Modification of SOP 97-2.” Our software arrangements generally consist of a perpetual license fee and post-contract customer support (PCS). We have established vendor-specific objective evidence (VSOE) of fair value for our PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method, and revenue is primarily recognized when the software has been delivered and there are no remaining obligations. Revenue from PCS is recognized ratably over the term of the PCS agreement.

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $145.1 million as of December 30, 2005, compared with $123.9 million as of December 31, 2004. The allowance for doubtful accounts as of December 30, 2005 was $5.2 million, compared with $9.0 million as of December 31, 2004. We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. We evaluate the collectibility of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

A reserve for sales returns is established based on historical trends in product return rates experienced in the ordinary course of business. The reserve for sales returns as of December 30, 2005 and December 31, 2004 included $1.5 million and $2.2 million, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation

Our inventories, net balance was $107.9 million as of December 30, 2005, compared with $87.7 million as of December 31, 2004. Our inventory allowances as of December 30, 2005 were $23.2 million, compared with $26.2 million as of December 31, 2004. Our inventory is recorded at the lower of standard cost or market (net realizable value). We generally use a standard cost accounting system to value inventory and these standards are reviewed a minimum of once a year and multiple times a year in our most active manufacturing plants. We perform an in depth excess and obsolete analysis of our inventory based upon assumptions about future demand and current market conditions. We adjust the inventory value based on estimated excess and obsolete inventories determined primarily by future demand forecasts. If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

Income Taxes

Judgments and estimates occur in the calculation of income tax and deferred tax assets and liabilities.

Income taxes are accounted for under the liability method whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

The valuation allowance decreased by $7.1 million in fiscal 2005, $21.8 million in fiscal 2004 and $13.1 million in fiscal 2003. Approximately, $1.2 million, $8.0 million and $14.1 million of the valuation allowance at December 30, 2005, December 31, 2004 and January 2, 2004 respectively relate to the tax benefit of stock option deduction, which will be credited to equity if and when realized. In evaluating the need for a valuation allowance, we consider future taxable income, resolution of tax uncertainties and prudent and feasible tax planning strategies.

Goodwill Impairment

Goodwill as of December 30, 2005 was $286.1 million, compared with $259.5 million as of December 31, 2004. We performed goodwill impairment tests at the end of the fiscal third quarter of 2005 and 2004 for each reporting unit and found there was no impairment of our goodwill. We will continue to evaluate our goodwill for impairment on an annual basis at the end of each fiscal third quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

The process of evaluating the potential impairment of goodwill is subjective and requires significant assumptions. For goodwill, the annual impairment evaluation includes a comparison of the carrying value of the reporting unit

(including goodwill) to that reporting unit’s fair value. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference.

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

Warranty Costs

The liability for product warranties was $7.5 million as of December 30, 2005, compared with $6.4 million as of December 31, 2004. (See Note 2 of the Notes to the Consolidated Financial Statements for further information regarding our warranty liability.) The warranty periods for our products are generally between one and three years. Selected military programs may require extended warranty periods up to 5.5 years and certain Nikon products have a five year warranty period. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and costs incurred by third parties performing warranty work on our behalf. Our expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment.

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

Guarantees, Including Indirect Guarantees of Indebtedness of Others

In the normal course of business to facilitate sales of its products, we indemnify other parties, including customers, lessors, and parties to other transactions with us, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of December 30, 2005 and December 31, 2004.

Stock Compensation

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for our stock option plans and stock purchase plan. Accordingly, we do not recognize compensation cost for stock options granted at a price equal to fair market value.

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), "Accounting for Stock-Based Compensation" and “Statement of Financial Accounting Standards No. 148” (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure,” we estimated the fair value of the options and purchases under the employee stock purchase plan, and determined the expense, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards. Stock-based compensation net of tax was $8.7 million, $8.6 million and $9.8 million for fiscal 2005, fiscal 2004 and fiscal 2003.

For options granted prior to October 1, 2005, the fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. For stock options granted on or after October 1, 2005, the fair value of each award is estimated on the date of grant using a binomial valuation model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For these reasons, we believe that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated using the Black-Scholes model. Below is a comparison of assumptions used in under each valuation model in fiscal 2005:

	Average Assumptions for Q1-Q3 FY05 using Black-Scholes	Assumptions for Q4 FY05 using Binomial
Expected dividend yield	-	-
Expected stock price volatility	52%	42%
Risk free interest rate	4.1%	4.5%
Expected life of options after vesting	1.7 years	1.6 years

Note 15 of the Notes to the Consolidated Financial Statements describes the plans we operate, and Note 2 of the Notes to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for fiscal 2005, 2004, and 2003 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date.

Investment in Joint Ventures

We have adopted the equity method of accounting for our investments in the Caterpillar and Nikon joint ventures. This requires that we record our share of the joint ventures’ profits or losses in a given fiscal period. See Note 5 of the Notes to the Consolidated Financial Statements for joint venture accounting.

RECENT BUSINESS DEVELOPMENTS

XYZ of GPS, Inc. (XYZ)

* On February 26, 2006, we acquired the assets of XYZ of Dickerson, Maryland. XYZ develops real-time GNSS reference station, integrity monitoring and dynamic positioning software for meter, decimeter and centimeter applications. The purchase of XYZ’s intellectual property is expected to extend our product portfolio of infrastructure solutions by providing software that enhances differential GNSS correction systems used in marine aides to navigation, surveying, civil engineering, hydrography, mapping and Geographic Information System (GIS), and scientific applications.

Advanced Public Safety, Inc. (APS)

* On December 30, 2005, we acquired APS of Deerfield Beach, Florida. APS provides mobile and handheld software products used by law enforcement, fire-rescue and other public safety agencies. With the APS acquisition, we plan to leverage our rugged mobile computing devices and our fleet management systems to provide complete mobile resource solutions for the public safety industry. APS will be reported within our Mobile Solutions business segment.

MobileTech Solutions, Inc.

* On October 25, 2005, we acquired MobileTech Solutions, Inc. of Plano, Texas. MobileTech Solutions provides field workforce automation solutions and has a leading market position in the Direct Store Delivery (DSD) market. We expect the MobileTech Solutions acquisition to extend our portfolio of fleet management and field workforce applications. MobileTech Solutions’ performance is reported under our Mobile Solutions business segment.

Apache Technologies, Inc.

On April 19, 2005, we acquired Apache Technologies Inc. of Dayton, Ohio.  Apache is a leading developer of laser detection technology.  With the acquisition, we extended our laser product portfolio for handheld laser detectors and entry-level machine displays and control systems, as well as our distribution network in the United States.  Apache’s performance is reported under our Engineering and Construction business segment.

Pacific Crest Corporation

On January 10, 2005 we acquired Pacific Crest Corporation of Santa Clara, California, a supplier of wireless data communication systems for positioning and environmental monitoring applications. The Pacific Crest acquisition has enhanced our wireless data communications capabilities in the Engineering and Construction business segment.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	December 30,	December 31,	January 2,
Fiscal Years Ended	2005	2004	2004
(Dollars in thousands)

Total consolidated revenue	$774,913	$668,808	$540,903
Gross Margin	$389,805	$324,810	$268,030
Gross Margin %	50.3%	48.6%	49.6%
Total consolidated operating income	$124,944	$85,625	$53,935
Operating Income %	16.1%	12.8%	10.0%

Basis of Presentation

We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2005 was December 30, 2005. Fiscal 2005 was a 53-week year and fiscal 2004 and fiscal 2003 were 52-week years. As a result of the extra week in fiscal 2005, year-over-year results are not exactly comparable. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, the Company, analysts, shareholders, investors, and others will have to make appropriate adjustments to any analysis performed when comparing our activities and results in fiscal years that contain 53 weeks to those that contain the standard 52 weeks.

Revenue

In fiscal 2005, total revenue increased by $106.1 million or 15.9% to $774.9 million from $668.8 million in fiscal 2004. The increase in fiscal 2005 was primarily due to stronger performances across all our operating segments with the exception of Component Technologies. The Engineering and Construction, Field Solutions and Mobile Solutions segments increased 19%, 21% and 34%, respectively, compared to fiscal 2004. Revenue growth within these segments was driven by new product introductions and increased penetration of existing markets. Both the Engineering and Construction and Mobile Solutions operating segments also benefited from the impact of the Pacific Crest, Apache and MobileTech acquisitions.

In fiscal 2004, total revenue increased by $127.9 million or 23.6% to $668.8 million from $540.9 million in fiscal 2003. This increase was primarily due to stronger performances in most of our operating segments driven by new product offerings and increased penetration of the markets we serve (primarily Engineering and Construction and Field Solutions), expanded distribution and selective acquisitions (primarily Mobile Solutions and Portfolio Technologies), as well as the positive impact of the weaker US dollar on revenues generated in foreign currencies, primarily the Euro.

* During the 2005 fiscal year, sales to customers in the United States represented 54%, Europe represented 25%, Asia Pacific represented 11% and other regions represented 10% of our total revenues. During the 2004 fiscal year, sales to customers in the United States represented 50%, Europe represented 28%, Asia Pacific represented 13% and other regions represented 9% of our total revenues. We anticipate that sales to international customers will continue to account for a major portion of our revenues.

* No single customer accounted for 10% or more of our total revenues in fiscal 2005, 2004, and 2003. It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by us may adversely affect the results of operations.

Gross Margin

Our gross margin varies due to a number of factors including product mix, pricing, distribution channel used, the effects of production volumes, new product start-up costs, and foreign currency translations. Gross margin as a percentage of total revenues was 50.3% in fiscal 2005 and 48.6% in fiscal 2004. The increase in gross margin percentage for fiscal 2005, compared with fiscal 2004, was due to the success of our market segmentation strategy, higher service revenues, cost reductions, and introduction of higher margin products.

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

Operating Income

Operating income as a percentage of total revenue was 16.1% in fiscal 2005 compared to 12.8% in fiscal 2004 and 10.0% in fiscal 2003. The increase is driven by improvement in revenues, in gross margins, and greater leverage of operating expenses. Operating expenses represented 34.2% of total revenue in fiscal 2005 as compared to 35.8% in fiscal 2004.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following five segments: Engineering and Construction, Field Solutions, Component Technologies, Mobile Solutions, and Portfolio Technologies. Segment operating income (loss) is net revenue less operating expenses, excluding general corporate expenses, amortization of purchased intangibles, restructuring charges, non-operating income (expense), and income taxes.

The following table is a breakdown of revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below.

	December 30,	December 31,	January 2,
Fiscal Years Ended	2005	2004	2004
(Dollars in thousands)

Engineering and Construction
Revenue	$524,461	$440,478	$367,058
Segment revenue as a percent of total revenue	68%	66%	68%
Operating income	117,993	79,505	60,664
Operating income as a percent of segment revenue	22%	18%	17%
Field Solutions
Revenue	127,843	105,591	79,879
Segment revenue as a percent of total revenue	16%	16%	15%
Operating income	32,527	25,151	14,500
Operating income as a percent of segment revenue	25%	24%	18%
Component Technologies
Revenue	53,902	65,522	64,193
Segment revenue as a percent of total revenue	7%	9%	12%
Operating income	8,034	13,880	16,560
Operating income as a percent of segment revenue	15%	21%	26%
Mobile Solutions
Revenue	31,481	23,531	12,981
Revenue as a percent of total consolidated revenue	4%	4%	2%
Operating loss	(3,072)	(5,997)	(6,452)
Operating loss as a percent of segment revenue	(10%)	(25%)	(50%)
Portfolio Technologies
Revenue	37,226	33,686	16,792
Segment revenue as a percent of total revenue	5%	5%	3%
Operating income (loss)	5,178	4,866	(1,686)
Operating income (loss) as a percent of segment revenue	14%	14%	(10%)

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Fiscal Years Ended	December 30, 2005	December 31, 2004	January 2, 2004
(In thousands)

Consolidated segment operating income	$160,660	$117,405	$83,586
Unallocated corporate expense	(27,483)	(22,901)	(20,320)
Restructuring charges	(278)	(552)	(2,019)
Amortization of purchased intangible assets	(6,855)	(8,327)	(7,312)
In-process research and development	(1,100)	-	-
Non-operating expense, net	(156)	(10,701)	(18,350)
Consolidated income before income taxes	$124,788	$74,924	$35,585

Engineering and Construction

Engineering and Construction revenues increased by $84.0 million or 19% while segment operating income increased by $38.5 million or 48.4% for fiscal 2005 as compared to fiscal 2004. The revenue growth was driven by the introduction of products such as the Trimble S6 and machine control products, and growth of existing products such as the Trimble R8 GPS System. Revenue growth was also attributed to the acquisitions for fiscal 2005. Segment operating income increased as a result of higher revenues and increased sales of higher margin products.

Engineering and Construction revenues increased by $73.4 million or 20% while segment operating income increased by $18.8 million or 31.1% for fiscal 2004 as compared to fiscal 2003. The relatively strong environment of fiscal 2003 continued into fiscal 2004, resulting in continued robust demand for survey, machine control, and laser products. In addition, the full year effects for Nikon-branded products contributed to the year over year increase. Targeted new product introductions, such as the 5500 Servo Driven Total Station, provided improved market penetration. The weaker US dollar also contributed to increased revenues in this operating segment. Operating income increased at a higher rate than revenue growth due to greater operating leverage on expenses.

Field Solutions

Field Solutions revenues increased by approximately $22.3 million or 21.1% while segment operating income increased by $7.4 million or 29.3% for fiscal year 2005 as compared to fiscal 2004. Revenue increased primarily due to successful new products such as the AgGPS EZ-Guide System and AgGPS EZ-Steer System in our agriculture product line and as a result of higher demand for both automated and manual guidance products into the agricultural market in the first quarter of the fiscal year.

Field Solutions revenues increased by approximately $25.7 million or 32.2% while segment operating income increased by $10.7 million or 73.5% for fiscal year 2004 as compared to fiscal 2003. Revenues increased primarily as a result of higher demand for both automated and manual guidance products in the agricultural market. In particular, revenues were enhanced by the introduction of EZ-Guide Plus. We saw increases in our GIS product lines due to increases in our dealer and distributor business. Additionally, programs designed to expand our distribution channel by supplementing value-added, solutions focused business partners to our traditional dealer profile were successful. In addition, we saw improved results in Europe and increased opportunities in China. Increases in this segment’s operating income were primarily due to higher revenues.

Component Technologies

Component Technologies revenues decreased by $11.6 million or 17.7% and segment operating income decreased by $5.8 million or 42.1% for the fiscal year 2005 as compared to fiscal 2004. Revenues decreased primarily due to the decline in demand for our in-vehicle navigation products as a result of changes in buying strategies among certain automotive manufacturers, and softness in the timing businesses. The decrease was partially offset by an increase in the OEM board business. Operating income decreased primarily due to lower revenue and unfavorable product mix.

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

Mobile Solutions

Mobile Solutions revenues increased by $8.0 million or 33.8% in fiscal 2005 over fiscal 2004 due to increased subscriber growth, an increase in sales into the ready-mix suppliers, and increased sales from our dealer channel as we continue to develop and extend this channel. Operating loss decreased in fiscal 2005 compared to fiscal 2004 primarily attributable to an increase in revenues and increase in gross margins due higher recurring service revenue.

Mobile Solutions revenues increased by $10.6 million or 81.3% in fiscal 2004 over fiscal 2003 due primarily to increases sales into the construction materials market, higher dealer sales and a significant enterprise sale. During the first quarter of fiscal 2004, we completed the acquisition of TracerNET to strengthen our presence in this segment. The benefits of the integration were not fully reflected until the fourth quarter of fiscal 2004 and the full year impact of these activities were not realized until fiscal 2005. Segment operating loss decreased by $0.5 million or 7.1% in fiscal 2004 over fiscal 2003 due to increased revenues which was largely offset by increased expenses related to the integration of the TracerNET acquisition.

Portfolio Technologies

Portfolio Technologies revenues increased by $3.5 million or 10.5% while segment operating income increased by $0.3 million or 6.4% for fiscal 2005 as compared to fiscal 2004. The increase in revenue and operating income was primarily due to stronger performance in our Applanix airborne business which was offset by an increase in marketing expenses related to our Trimble Outdoors initiative.

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

Research and Development, Sales and Marketing, and General and Administrative Expenses

The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total net revenues for the fiscal years ended 2005, 2004 and 2003 and should be read in conjunction with the narrative descriptions of those operating expenses below.

	December 30, 2005		December 31, 2004		January 2, 2004
Fiscal Years Ended
(In thousands)
Research and development	$ 84,276	11%	$ 77,558	11%	$ 67,641	13%
Sales and marketing	120,215	15%	108,054	16%	97,870	18%
General and administrative	52,137	7%	44,694	7%	39,253	7%
	$ 256,628	33%	$ 230,306	34%	$ 204,764	38%

Overall, R&D, sales and marketing, and G&A increased by approximately $26.3 million in fiscal 2005 compared to fiscal 2004.

Research and development expenses increased by $6.7 million in fiscal 2005 compared to fiscal 2004 primarily due to the inclusion of expenses from acquisitions not applicable in the prior year in the amount of $2.8 million and increase in compensation of $2.8 million. All of our R&D costs have been expensed as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred.

Research and development expenses increased by $9.9 million in fiscal 2004 compared to fiscal 2003 primarily due to sustaining engineering expenses and costs incurred related to new product development, continued investment in next generation technologies, and the effect of foreign currency fluctuations.

* Overall research and development spending remained relatively constant at approximately 11% of revenues. We expect to continue to devote resources to the development of new products and the enhancement of existing products. We believe that research and development is critical to our strategic product development objectives and that to leverage our leading technology and meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel.

Sales and marketing expenses increased by $12.2 million in fiscal 2005 compared to fiscal 2004, but decreased as a percent of total revenues. The increase was primarily due to advertising and promotion costs associated with the launch of new products of $5.4 million, the inclusion of expenses from acquisitions not applicable in the prior year of $1.5 million, increase in travel expenses of $1.4 million, increase in compensation of $1.7 million and an increase $0.6 million foreign currency transaction loss.

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

General and administrative expenses increased by $7.4 million in fiscal 2005 compared to fiscal 2004 primarily due to an increase in compensation expense of $5.9 million, increase in rent expense of $1.0 million as we were making duplicate payments during our move to our new headquarters, the inclusion of expenses from acquisitions not applicable in the prior year of $1.8 million, and increase of $0.8 million in patent expense. This was partially offset by a decrease in bad debt expense of $1.7 million and an increase of $0.4 million foreign currency transaction gain. Spending overall remained relatively constant at approximately 7% of revenues.

General and administrative expenses increased by $5.4 million in fiscal 2004 compared to fiscal 2003 primarily due to the inclusion of G&A expenses from acquisitions, expenses related to compliance with the Sarbanes-Oxley Act, and bad debt expenses of $1.2 million.

Other Operating Expenses

Restructuring Charges

Restructuring charges of $0.3 million, $0.6 million, and $2.0 million were recorded in fiscal years 2005, 2004 and 2003, respectively. The charges in fiscal 2005 were primarily related to office closure costs due to integration efforts of the Mensi acquisition. The charges in fiscal 2004 were primarily related to severance costs due to the realignment of Trimble Mobile Solutions Inc. while charges in fiscal 2003 were primarily related to our Japanese office relocation due to the Nikon-Trimble joint venture formation. As a result of these actions, the headcount of the affected operations decreased by 36 and 77 in fiscal 2004, and 2003, respectively. As of December 30, 2005, the remaining accrual balance of $0.3 million is related to the office closure expected to be paid over the next several years.

In-Process Research and Development

We recorded In-process research and development (IPR&D) expense of $1.1 million related to acquisitions made in fiscal 2005. We did not record any IPR&D expense in fiscal 2004 and fiscal 2003. At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. The value of the IPR&D was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Accordingly, the value assigned to these IPR&D amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Amortization of Purchased and Other Intangible Assets

	December 30,	December 31,	January 2,
Fiscal Years Ended	2005	2004	2004
(in thousands)
Amortization of purchased intangibles	$ 6,855	$ 8,327	$ 7,312
Amortization of other intangible assets	165	183	604
Amortization of purchased and other intangible assets	$ 7,020	$ 8,510	$ 7,916

Amortization expense of purchased and other intangibles represented 0.9% of revenue in fiscal 2005, a decrease of $1.5 million from fiscal 2004 when it represented 1.3% of revenue. Although we had acquisitions in the current fiscal year, amortization decreased due to the fact our Spectra Precision Group intangibles were fully amortized in the second quarter of fiscal 2005. Amortization expense of purchased and other intangibles represented 1.3% of revenue in fiscal 2004, an increase of $0.6 million from fiscal 2003 when it represented 1.5% of revenue.

Non-operating Expense, Net

The following table shows non-operating expense, net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

	December 30,	December 31,	January 2,
Fiscal Years Ended	2005	2004	2004
(in thousands)

Interest income	$ 836	$ 436	$ 465
Interest expense	(2,331)	(3,888)	(11,938)
Foreign exchange gain (loss)	1,022	(859)	(592)
Expenses for affiliated operations, net	(291)	(7,590)	(6,403)
Other income (expense)	608	1,200	118
Total non-operating expense, net	$ (156)	$ (10,701)	$ (18,350)

Non-operating expense, net decreased by $10.5 million or 98.5% during fiscal 2005 as compared with fiscal 2004 primarily due to a decrease in net interest expense of $2.0 million as a result of the repayment of debt and interest earned on higher cash balances offset by a $0.9 million write-off of debt issuance costs relating to the 2003 Credit Facility, an increase of $1.9 million in foreign currency transaction gain and a $7.3 million decrease in expenses for affiliated operations as a result of increased profits from our joint ventures and recognition of the remaining deferred gain from the Caterpillar joint venture. This was partially offset by a decrease in other income primarily due to the absence of a non-recurring gain in investments of approximately $1.0 million in fiscal year 2004.

* Expenses for affiliated operation decreased by $7.3 million in fiscal 2005 compared to fiscal 2004 due to the recognition of the remaining $9.2 million deferred gain related to the Caterpillar joint venture. Since the joint venture is now profitable on a sustainable basis, future operating losses are not anticipated and there are no future outstanding financial obligations by us to the joint venture, we recognized the gain. This amount was offset by an increased impact from the incremental transfer pricing effects due to growth in our construction product sales of $2.6 million. (See Note 5 of the Notes to the Consolidated Financial Statements for financial information regarding joint ventures). Furthermore, we recorded our share of profits in the Caterpillar joint venture which increased by $2.5 million. This was partially offset by a decrease in our share of profits in our Nikon-Trimble joint venture of $1.1 million.

Non-operating expense, net decreased by $7.6 million or 42% during fiscal 2004 as compared with fiscal 2003 primarily due to lower interest expense after the repayment of the principal balance of a subordinated note in June 2003, the write off of $2.3 million of debt issuance costs as a result of our debt refinancing in June 2003 and $1.3 million related to the write off of the remaining unamortized portion of the warrants issued to Spectra-Physics Holdings USA, Inc. The increases in expense for affiliated operations were primarily due to our higher construction machine control revenues which led to increased impact from the pricing effects of transactions between us and the Caterpillar joint venture. This was partially offset by an increase of $1.1 million related to our share of profits in the Nikon-Trimble joint venture. The increase in other income (expense) was primarily due to a net gain related to the sale of an investment.

Income Tax Provision

Our effective income tax rates for fiscal years 2005, 2004 and 2003 were 32%, 10% and (8%), respectively. The 2004 and 2003 income tax rates are less than the US federal statutory rate of 35%, primarily due to the realization of benefits from net operating losses and other previously reserved deferred tax assets. Our 2005 income tax rate is less than US federal statutory rate, primarily due to the benefit from the US incentive repatriation of undistributed foreign subsidiary earnings provided by the American Jobs Creation Act of 2004.

Repatriation of foreign earnings. The American Jobs Creation Act of 2004 (the Act) provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution. During the fourth quarter of 2005, the Company repatriated $39.5 million, of which $24 million qualified for the special one-time elective dividends received deduction and $15.5 million constituted earnings that do not qualify under the Act; previously taxed income and return of capital. The company recorded a $6.4 million tax benefit from these foreign earnings.

Litigation Matters

* From time to time, we are involved in litigation arising out of the ordinary course of our business. There are no known claims or pending litigation that are expected to have a material effect on our overall financial position, results of operations, or liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments incurred in the normal course of business (see Contractual Obligation table below), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

As of and for the Fiscal Year Ended	December 30, 2005	December 31, 2004	January 2, 2004
(dollars in thousands)

Cash and cash equivalents	$ 73,853	$ 71,872	$ 45,416
As a percentage of total assets	9.9%	11.0%	8.3%
Accounts receivable days sales outstanding (DSO)	66	63	65
Inventory turns per year	4	4	4
Total debt	$ 649	$ 38,996	$ 90,486

Cash provided by operating activities	$ 92,880	$ 74,576	$ 29,565
Cash used in investing activities	$ (74,918)	$ (25,133)	$ (22,653)
Cash provided (used) by financing activities	$ (13,402)	$ (24,159)	$ 54
Net increase in cash and cash equivalents	$ 1,981	$ 26,456	$ 16,737

Cash and Cash Equivalents

Our financial condition further strengthened at December 30, 2005. Cash and cash equivalents totaled $73.9 million with essentially no debt compared to cash and cash equivalents of $71.9 million and debt of $39.0 million at December 31, 2004.

In fiscal 2005, cash provided by operating activities was $92.9 million, as compared to $74.6 million in fiscal 2004. The increase of $18.3 million was primarily driven by the $17.2 million increase in net income during fiscal 2005 compared to fiscal 2004. Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital. Our accounts receivable days for sales outstanding increased from 63 days at the end of fiscal 2004 to 66 days at the end of fiscal 2005. The increase is due to acquisitions, delayed payments from some government contracts, and past due accounts from a couple of key customers. Our inventory turns was unchanged at four at the end of fiscal 2005 and 2004.

In fiscal 2004, cash provided by operating activities was $74.6 million, as compared to $29.6 million in fiscal 2003. The increase of $45.0 million was primarily driven by the $29.2 million increase in net income during fiscal 2004 compared to fiscal 2003 and better management of working capital. Our accounts receivable days for sales outstanding decreased from 65 days at the end of fiscal 2003 to 63 days at the end of fiscal 2004. Our inventory turns was unchanged at four at the end of fiscal 2005 and 2004.

Cash used in investing activities was $74.9 million in fiscal 2005 as compared to $25.1 million in fiscal 2004. The $49.8 million increase was primarily due to an increase of $40.0 million in cash acquisitions and an increase of $10.6 million in investment in capital equipment of which $6.6 million was related to the relocation of our Sunnyvale headquarters.

Cash used in investing activities was $25.1 million in fiscal 2004 as compared to $22.7 million in fiscal 2003. The increase was primarily due to cash acquisitions and investment in capital equipment. During fiscal 2004, we spent approximately $12.8 million on capital expenditures.

Cash used in financing activities was $13.4 million in fiscal 2005 as compared to $24.2 million in fiscal 2004. The $10.8 million decrease was primarily due to a $12.9 million decrease in repayment of net debt as we repaid our entire debt balance in the second fiscal quarter of 2005. This was partially offset by a $2.3M decrease in proceeds received from issuance of common stock and warrants.

Cash used in financing activities was $24.2 million in fiscal 2004 as compared to $54,000 in fiscal 2003. However, during fiscal 2004, we repaid approximately $65.2 million of debt related to our previous 2003 Credit Facility. These debt payments were funded by cash provided by operating activities, and the issuance of common stock to employees pursuant to our stock option plan and employee stock purchase plan of approximately $26.8 million.

* We believe that our cash and cash equivalents, together with our credit facilities ($200 million as of December 30, 2005), will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

* We expect fiscal 2006 capital expenditures to be approximately $15 million to $20 million, primarily for computer equipment, software upgrades, manufacturing tools and test equipment, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Debt

At the end of fiscal 2005, our total debt was comprised of government loans to foreign subsidiaries in amount of approximately $649,000 as compared with approximately $39.0 million at the end of fiscal 2004.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (“2005 Credit Facility”) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. The 2005 Credit Facility replaces our $175 million secured 2003 Credit Facility. The funds available under the new 2005 Credit Facility may be used for our general corporate purposes and up to $25 million of the 2005 Credit Facility may be used for letters of credit. We incur a commitment fee if the 2005 Credit Facility is not used. The commitment fee is not material to our results during all periods presented. At December 30, 2005 and as of the date of this report, the Company has a zero balance outstanding and was in compliance with all financial debt covenants. For additional discussion of our debt, see Note 9 of Notes to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 30, 2005:

	Payments Due By Period
		Less than	2-3	4-5	More than
	Total	1 year	Years	years	5 years
(in thousands)

Total debt including interest	$649	$216	$104	$329	$-
Operating leases	42,024	9,664	15,021	11,560	5,779
Other purchase obligations and commitments	3,100	3,100	-	-	-
Total	$45,773	$12,980	$15,125	$11,889	$5,779

Total debt consists of government loans to foreign subsidiaries. (See Note 9 of the Notes to the Consolidated Financial Statements for further financial information regarding long-term debt)

Other purchase obligations and commitments represent open non-cancelable purchase orders for material purchases with our vendors and a forecasted commitment with a supplier for outsourced services as described in Note 10 of the Notes to the Consolidated Financial Statements. Our pension obligation which is not included in the table above, and is included in “Other non-current liabilities” on our Consolidated Balance Sheets, is disclosed at Note 16 of the Notes to the Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (FASB) No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In March 2005, the FASB issued FASB Interpretation Number (FIN) 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company was not impacted by the adoption of FIN 47 in fiscal 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company will use the prospective method for future fiscal period after the SFAS No. 123R effective date of 12/31/05. As a result, financial statements for fiscal periods after our SFAS No. 123R effective date will include stock-based compensation expenses that are not comparable to financial statements of fiscal periods prior to the SFAS No. 123R effective date. Due to constant fluctuations to the expected volatility, expected term, risk free interest rate, and expected forfeiture assumptions used in valuating stock-based compensation, expected stock-based compensation expense in future fiscal periods is not predictable.

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

Market Interest Rate Risk

We may be exposed to market risk in the event we borrow against our 2005 Credit Facility. Borrowings under the 2005 Credit Facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on our Leverage Ratio. The 2005 Credit Facility had outstanding principal balances of zero as of December 30, 2005.

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

Foreign exchange forward contracts outstanding as of December 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

	December 30, 2005		December 31, 2004
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(14,426)	$249	$(15,875)	$431
Sold	$27,726	$328	$22,750	$(970)

* We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

TRIMBLE NAVIGATION LIMITED
INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 30, 2005 and December 31, 2004	43

Consolidated Statements of Income for each of the three fiscal years
in the period ended December 30, 2005	44

Consolidated Statement of Shareholders' Equity for each of the three fiscal years
in the period ended December 30, 2005,	45

Consolidated Statements of Cash Flows for each of the three fiscal years
in the period ended December 30, 2005	46

Notes to Consolidated Financial Statements	47

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	72

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
	December 30,	December 31,
As at	2005	2004
(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$73,853	$71,872
Accounts receivable, less allowance for doubtful accounts of $5,230 and $8,952, and sales return reserve of $1,500 and $2,210, respectively	145,100	123,938
Other receivables	6,489	4,182
Inventories, net	107,851	87,745
Deferred income taxes	18,504	21,852
Other current assets	8,580	7,878
Total current assets	360,377	317,467
Property and equipment, net	42,664	30,991
Goodwill	286,146	259,522
Other purchased intangible assets, net	27,310	13,835
Deferred income taxes	3,580	8,019
Other assets	23,011	24,144
Total non-current assets	382,711	336,511
Total assets	$743,088	$653,978

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$216	$12,500
Accounts payable	45,206	43,551
Accrued compensation and benefits	36,083	31,202
Accrued liabilities	16,189	11,510
Deferred revenues	12,588	9,317
Accrued warranty expense	7,466	6,425
Deferred income taxes	4,087	2,521
Income taxes payable	24,922	11,951
Total current liabilities	146,757	128,977
Non-current portion of long-term debt	433	26,496
Deferred gain on joint venture	-	9,179
Deferred income tax	5,602	5,435
Other non-current liabilities	19,041	11,730
Total liabilities	171,833	181,817
Commitments and contingencies
Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	--	--
Common stock, no par value; 90,000 shares authorized; 53,910 and 52,213 shares issued and outstanding at December 30, 2005 and December 31, 2004, respectively	384,196	345,127
Retained earnings	167,525	82,670
Accumulated other comprehensive income	19,534	44,364
Total shareholders' equity	571,255	472,161
Total liabilities and shareholders' equity	$743,088	$653,978
See accompanying Note to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	December 30,	December 31,	January 2,
Fiscal Years Ended	2005	2004	2004
(in thousands, except per share amounts)

Revenue (1)	$774,913	$668,808	$540,903
Cost of sales (1)	385,108	343,998	272,873
Gross margin	389,805	324,810	268,030

Operating expenses
Research and development	84,276	77,558	67,641
Sales and marketing	120,215	108,054	97,870
General and administrative	52,137	44,694	39,253
Restructuring charges	278	552	2,019
Amortization of purchased intangible assets	6,855	8,327	7,312
In-process research and development	1,100	-	-
Total operating expenses	264,861	239,185	214,095
Operating income	124,944	85,625	53,935
Non-operating income (expense), net
Interest income	836	436	465
Interest expense	(2,331)	(3,888)	(11,938)
Foreign currency transaction gain (loss), net	1,022	(859)	(592)
Expenses for affiliated operations, net	(291)	(7,590)	(6,403)
Other income	608	1,200	118
Total non-operating expense, net	(156)	(10,701)	(18,350)
Income before taxes	124,788	74,924	35,585
Income tax provision (benefit)	39,933	7,244	(2,900)
Net income	$84,855	$67,680	$38,485

Basic earnings per share	$1.59	$1.32	$0.81
Shares used in calculating basic earnings per share	53,216	51,163	47,505

Diluted earnings per share	$1.49	$1.23	$0.77
Shares used in calculating diluted earnings per share	56,819	54,948	50,012

(1) Sales to related parties were $9.1 million, $7.6 million, and $4.0 million in fiscal 2005, 2004 and 2003, respectively, while cost of sales to those related parties were $4.0 million, $3.8 million, and $1.9 million in fiscal 2005, 2004 and 2003, respectively. See Note 5 to these Consolidated Financial Statements for a discussion of related parties.

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock			Accumulative
			Retained	Other	Total
			Earnings	Comprehensive	Shareholders'
	Shares	Amount	(Deficit)	Income/(Loss)	Equity
(in thousands)

Balance at January 3, 2003	43,965	$ 225,872	$ (23,495)	$ (1,026)	$ 201,351
Components of comprehensive income:
Net income			38,485		38,485
Loss on interest rate swap				(7)	(7)
Unrealized gain on investments				74	74
Foreign currency translation adjustments				31,198	31,198
Total comprehensive income					69,750
Issuance of common stock in connection with acquisitions and joint venture, net	1,282	25,795			25,795
Issuance of common stock under employee plans and exercise of warrants	1,593	13,929			13,929
Issuance of warrants		836			836
Issuance of common stock in private placement	3,148	36,583			36,583
Balance at January 2, 2004	49,988	303,015	14,990	30,239	348,244
Components of comprehensive income:
Net income			67,680		67,680
Loss on interest rate swap				106	106
Unrealized loss on investments				(6)	(6)
Foreign currency translation adjustments, net of tax				14,025	14,025
Total comprehensive income					81,805
Issuance of common stock in connection with acquisitions, net	294	899			899
Issuance of common stock under employee plans and exercise of warrants	1,930	26,805			26,805
Tax benefit from stock option exercises		14,408			14,408
Balance at December 31, 2004	52,213	345,127	82,670	44,364	472,161
Components of comprehensive income:
Net income			84,855		84,855
Loss on interest rate swap				(106)	(106)
Unrealized loss on investments				(34)	(34)
Foreign currency translation adjustments, net of tax				(24,690)	(24,690)
Total comprehensive income					60,025
Issuance of common stock in connection with acquisitions, net	10				-
Issuance of common stock under employee plans and exercise of warrants	1,687	24,582			24,582
Tax benefit from stock option exercises		14,487			14,487
Balance at December 30, 2005	53,910	$ 384,196	$ 167,525	$ 19,534	$ 571,255

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 30,	December 31,	January 2,
Fiscal Years Ended	2005	2004	2004
(In thousands)

Cash flows from operating activities:
Net income	$84,855	$67,680	$38,485
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	10,671	8,874	8,864
Amortization	7,020	8,510	7,916
Provision for doubtful accounts	(502)	1,210	(32)
Deferred gain on joint venture	(9,180)	(665)	(947)
Amortization of debt issuance cost	1,270	487	3,515
Deferred income taxes	14,242	(1,482)	(6,532)
In-process research and development	1,100	-	-
Other	(466)	(21)	2,533
Decrease (increase) in assets and liabilities:
Accounts receivable, net	(19,017)	(17,245)	(13,944)
Deferred revenues	2,406	1,619	1,650
Other receivables	(2,108)	2,231	(4,389)
Inventories, net	(17,888)	(15,529)	(4,862)
Other current and non-current assets	(2,294)	(69)	(792)
Accounts payable	1,078	14,668	(6,387)
Accrued compensation and benefits	3,408	4,847	6,723
Accrued liabilities	6,232	(1,757)	(6,437)
Income taxes payable	12,054	1,218	4,201
Net cash provided by operating activities	92,880	74,576	29,565

Cash flows from investing activities:
Acquisition of property and equipment	(23,436)	(12,750)	(10,901)
Proceeds from sale of assets	-	546	334
Cost of acquisitions, net of cash acquired	(51,379)	(11,388)	(6,606)
Cost of joint venture and equity investments	-	(1,500)	(4,810)
Costs of capitalized patents	(103)	(41)	(670)
Net cash used in investing activities	(74,918)	(25,133)	(22,653)

Cash flows from financing activities:
Issuance of common stock and warrants	24,463	26,805	50,514
Collection of notes receivable	385	271	1,326
Proceeds from long-term debt and revolving credit lines	6,000	14,000	138,288
Payments on long-term debt and revolving credit lines	(44,250)	(65,235)	(190,074)
Net cash provided by (used in) financing activities	(13,402)	(24,159)	54

Effect of exchange rate changes on cash and cash equivalents	(2,579)	1,172	9,771

Net increase in cash and cash equivalents	1,981	26,456	16,737
Cash and cash equivalents, beginning of fiscal year	71,872	45,416	28,679
Cash and cash equivalents, end of fiscal year	$73,853	$71,872	$45,416

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

Trimble Navigation Limited began operations in 1978 and incorporated in California in 1981. Trimble provides advanced positioning product solutions, most typically to commercial and government users. The principal applications served include surveying, construction, agriculture, machine guidance, asset and fleet management, and telecommunications infrastructure. The Company’s products typically provide its customers benefits that can include lower costs, and higher productivity. Examples of products include systems that guide agricultural and construction equipment, surveying instruments, systems that track fleets of vehicles, and data collection systems that enable the management of large amounts of geo referenced information. In addition, the Company also manufactures components for in vehicle navigation and telematics systems, and timing modules used in the synchronization of wireless networks.

NOTE 2: ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for revenue recognition, allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, investments, goodwill impairments, and income taxes among others. The actual results experienced by the Company may differ materially from management’s estimates.

Basis of Presentation

Trimble has a fiscal year that ends on the Friday nearest to December 31. Fiscal 2005, a 53-week year, ended on December 30, 2005 and fiscal 2004 and fiscal 2003, 52-week years, ended on December 31, 2004 and January 2, 2004, respectively.

These Consolidated Financial Statements include the results of Trimble and its subsidiaries. Inter-company accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the current year presentation.

In 2005 the Company revised its statements of cash flows for 2004 and 2003. The changes relate to the Company’s classification of the foreign exchange impact on its cash and cash equivalents that was erroneously included in cash flows from operations. These corrections have been made retrospectively modifying the presentation for 2004 and 2003. The changes resulted in an increase to cash flows from operations of $1.5 million and a decrease of $6.9 million in 2004 and 2003, respectively. These revisions to the statements of cash flows had no impact on the Company’s cash and cash equivalents, balance sheet, or income statement.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in local currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Where the U.S. dollar is the functional currency, translation adjustments are recorded in foreign currency transaction adjustments, net of tax in accumulated other comprehensive income within the shareholders’ equity section of the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with insignificant interest rate risk and maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, and other accrued liabilities approximate cost because of their short maturities. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Concentration of Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.

The Company is also exposed to credit risk in the Company’s trade receivables, which are derived from sales to end user customers in diversified industries as well as various resellers. Trimble performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral.

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

Trimble evaluates the collectibility of its trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount Trimble believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

Inventories

Inventories are stated at the lower of standard cost or market (net realizable value). Standard costs approximate actual costs, which are generally on a first-in, first-out basis. The Company uses a standard cost accounting system to value inventory and these standards are reviewed at a minimum of once a year and multiple times a year in the most active manufacturing plants. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Software Development Costs

The Company capitalizes material software development costs for internal use pursuant to Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Goodwill, Purchased Intangible Assets and Long-Lived Assets

Intangible assets include goodwill, distribution channels, patents, licenses, technology, acquired backlog and trademarks which are capitalized at cost. Intangible assets with definite lives are amortized on the straight-line basis. Useful lives generally range from three to seven years with weighted average useful life of 5.2 years.

If facts and circumstances indicate that intangible assets or property and equipment may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write-down to fair market value or discounted cash flow value is required. Trimble performed an annual impairment test of goodwill at the end of the third fiscal quarter of 2005, 2004 and 2003, respectively, and found there was no impairment of goodwill. Trimble will continue to evaluate its goodwill for impairment on an annual basis at the end of each fiscal third quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

Revenue Recognition

Trimble’s revenues are recorded in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Contracts and customer purchase orders are typically used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Trimble’s shipment terms for US orders, and international orders fulfilled from its European distribution center are typically FCA (Free Carrier) shipping point, except certain sales to US government agencies which are shipped FOB destination. FCA shipping point means that Trimble fulfills the obligation to deliver when the goods are handed over, cleared for export, and into the charge of the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, Trimble may choose within the place or range stipulated where the carrier will take the goods into carrier’s charge. Shipping and handling costs are included in the cost of goods sold.

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

In accordance with Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when a sale involves multiple elements the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met.

Software revenue is recognized in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” and Statement of Position (SOP) No. 98-9, “Modification of SOP 97-2.” Trimble’s software arrangements generally consist of a perpetual license fee and post contract customer support (PCS). Trimble has established vendor-specific objective evidence (VSOE) of fair value for its PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method, which revenue is primarily recognized when the software has been delivered and there are no remaining obligations. Revenue from PCS is recognized ratably over the term of the PCS agreement.

A reserve for sales returns is established based on historical trends in product return rates experienced in the ordinary course of business. The reserve for estimated future returns is recorded as a reduction of our accounts receivable and revenue. If the actual returns were to deviate from the historical data on which the sales reserve had been established, the Company’s revenue could be adversely affected.

Warranty

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on Trimble’s behalf. The products sold are generally covered by a warranty for periods ranging from 90 days to three years, and in some instances up to 5.5 years.

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

Changes in the Company’s product warranty liability during the 12 months ended December 30, 2005 and December 31, 2004, are as follows:

	December 30,	December 31,
Fiscal Years Ended	2005	2004
(In thousands)

Beginning balance	$6,425	$5,147
Warranties accrued	7,960	7,333
Warranty claims	(6,919)	(6,055)
Ending Balance	$7,466	$6,425

Guarantees, Including Indirect Guarantees of Indebtedness of Others

In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of December 30, 2005 and December 31, 2004.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses were approximately $14.8 million, $9.5 million, and $9.2 million in fiscal 2005, 2004, and 2003, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. The Company received third party funding of approximately $9.0 million, $7.7 million, and $4.9 million in fiscal 2005, 2004, and 2003 respectively. The Company offsets research and development expenses with any third party funding received. The Company retains the rights to any technology developed under such arrangements.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), "Accounting for Stock-Based Compensation" and “Statement of Financial Accounting Standards No. 148” (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure,” Trimble applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB 25”) and related interpretations in accounting for its stock-based compensation. Accordingly, the Company does not recognize compensation cost for stock options granted at fair market value. Note 15 of the Consolidated Financial Statements describe the plans operated by Trimble.

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

Options

For options granted prior to October 1, 2005, the fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. For stock options granted on or after October 1, 2005, the fair value of each award is estimated on the date of grant using a binomial valuation model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For these reasons, Trimble believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated using the Black-Scholes model.

Under the Black-Scholes and binomial models, the estimated values of employee stock options granted during fiscal years 2005, 2004, and 2003 were $14.53, $13.85, and $10.03, respectively. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and binomial model with the following assumptions:

	December 30, 2005	December 31, 2004	January 2, 2004
Expected dividend yield	-	-	-
Expected stock price volatility	47%	56%	60%
Risk free interest rate	4.3%	3.5%	3.3%
Expected life of options after vesting	1.7 years	1.6 years	1.6 years

An analysis of historical information is used to determine the Company’s assumptions, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. The expected life for options granted reflects options granted to existing employees that generally vest ratably over five years from the date of grant.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The estimated weighted average value of rights granted under the Employee Stock Purchase Plan during fiscal years 2005, 2004, and 2003 were $9.88, $7.31, and $3.57 respectively. The fair value of rights granted during 2005, 2004, and 2003 was estimated at the date of grant using the following assumptions:

Fiscal years ended	December 30, 2005	December 31, 2004	January 2, 2004
Expected dividend yield	-	-	-
Expected stock price volatility	47%	46%	60%
Risk free interest rate	3.5%	1.7%	1.1%
Expected life of purchase	0.5 years	0.5 years	0.5 years

Trimble's pro forma information is as follows:

	December 30,	December 31,	January 2,
(in thousands, except per share amounts)	2005	2004	2004

Net income, as reported	$84,855	$67,680	$38,485
Compensation expense, net of tax	8,682	8,617	9,817
Pro-forma net income	$76,173	$59,063	$28,668

Reported basic earnings per share	$1.59	$1.32	$0.81
Pro-forma basic earnings per share	$1.43	$1.15	$0.60

Reported diluted earnings per share	$1.49	$1.23	$0.77
Pro-forma diluted earnings per share	$1.34	$1.07	$0.57

SFAS 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model were developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, the models require the input of highly subjective assumptions. Because the Company’s stock-based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock-based compensation.

Depreciation

Depreciation of property and equipment owned is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms. Useful lives include a range from two to six years for machinery and equipment, five years for furniture and fixtures, two to five years for computer equipment and software, and the life of the lease for leasehold improvements. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $10.7 million in fiscal 2005, $8.9 million in fiscal 2004, and $8.9 million in fiscal 2003.

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

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company was not impacted by the adoption of FIN 47 in fiscal 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company will use the prospective method for future fiscal periods after the SFAS No. 123R effective date of 12/31/05. As a result, financial statements for fiscal periods after our SFAS No. 123R effective date will include stock-based compensation expenses that are not comparable to financial statements of fiscal periods prior to the SFAS No. 123R effective date. Due to constant fluctuations to the expected volatility, expected term, risk free interest rate, and expected forfeiture assumptions used in valuating stock-based compensation, expected stock-based compensation expense in future fiscal periods is not predictable.

NOTE 3: EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	December 30,	December 31,	January 2,
Fiscal Years Ended	2005	2004	2004
(In thousands, except per share data)

Numerator:
Income available to common shareholders:
Used in basic and diluted earnings per share	$84,855	$67,680	$38,485

Denominator:
Weighted average number of common shares used in basic earnings per share	53,216	51,163	47,505
Effect of dilutive securities (using treasury stock method):
Common stock options	2,950	2,947	2,058
Common stock warrants	653	838	449
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	56,819	54,948	50,012

Basic earnings per share	$1.59	$1.32	$0.81
Diluted earnings per share	$1.49	$1.23	$0.77

3-for-2 Stock Split

Trimble’s Board of Directors approved a 3-for-2 split of all outstanding shares of the Company’s Common Stock, payable March 4, 2004 to stockholders of record on February 17, 2004. Cash was paid in lieu of fractional shares. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.

NOTE 4: BUSINESS COMBINATIONS

Acquisitions

The following is a summary of acquisitions made by Trimble during fiscal 2005, 2004 and 2003 all of which were accounted for as purchases:

Acquisition	Primary Service or Product	Operating Segment	Acquisition Date
Advanced Public Safety	Mobile and handheld software for public safety	Mobile Solutions	December 30, 2005
MobileTech Solutions	Field workforce automation solutions	Mobile Solutions	October 25, 2005
Apache Technologies	Laser detection technology	Engineering & Construction	April 19, 2005
Pacific Crest Corporation	Wireless data communication systems	Engineering & Construction	January 10, 2005
GeoNav GmbH	Customized field data collection solutions	Engineering and Construction	July 5, 2004
TracerNET Corp.	Wireless fleet management solutions	Mobile Solutions	March 5, 2004
MENSI S.A.	3D laser scanning technology	Engineering & Construction	December 9, 2003
Applanix	Inertial navigation systems and GPS	Portfolio Technologies	July 7, 2003

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of each of these acquisitions were not material to the Company’s results.

The total purchase consideration for each of the above acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. Acquisition costs directly related to the acquisitions are capitalized. Assets acquired and liabilities assumed for certain acquisitions in the fourth quarter of fiscal 2005 were allocated based on preliminary estimates. Trimble is in the process of finalizing these estimates pending the completion of fair value assessments and asset appraisals on identified intangible assets. Final changes to the value of estimated intangible assets will also adjust the amounts attributable from goodwill.

At the date of each acquisition, the projects associated with in-process research and development (IPR&D) efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, the value assigned to these IPR&D amounts were charged to expense on the respective acquisition date of each of the acquired companies. Trimble recorded IPR&D expense of $1.1 million relating to acquisitions made in fiscal 2005. As mentioned above, Trimble is in the process of finalizing the acquisitions in the fourth quarter of fiscal 2005, pending the completion of fair value assessments. Final changes to the estimated value of the IPR&D will also adjust the amounts attributable to goodwill. We did not record any IPR&D expense in fiscal 2004 and fiscal 2003.

The following table summarizes the Company’s business combinations completed during fiscal years 2005, 2004 and 2003 (in thousands):

	December 30,	December 31,	January 2,
Fiscal Years Ended	2005	2004	2004

Purchase price	$ 63,830	$ 12,246	$ 22,352
Purchase price adjustments	1,595	1,167	4,010
Acquisition costs	466	279	810
Total purchase price	$ 65,891	$ 13,692	$ 27,172

Purchase price allocation:
Fair value of net assets acquired	$ 1,237	$ 2,649	$ 4,020
Identified intangible assets	21,171	2,117	3,440
In-Process Research & Development	1,100	-	-
Goodwill	42,383	8,926	11,749
Total	$ 65,891	$ 13,692	$ 19,229

Certain acquisitions include additional earn-out cash payments based on future revenue derived from existing products. These earn-out payments are considered additional purchase price consideration. Earn-out cash payments made for fiscal 2005, fiscal 2004 and fiscal 2003 were $1.6 million, $1.2 million and $4.0 million respectively. Earn-outs and changes in purchase price allocation estimates were recorded as purchase price adjustments and goodwill adjustments. Acquisitions made by Trimble have additional potential earn-out cash payments not to exceed approximately $44.7 million.

Intangible Assets

The following tables present details of the Company’s total intangible assets:

	December 30,	December 31,
As of	2005	2004
(In thousands)

Intangible assets:
Intangible assets with definite life:
Existing technology	$48,100	$35,037
Trade names, trademarks, patents, backlog and other intellectual properties	26,808	22,111
Total intangible assets with definite life	74,908	57,148
Less accumulated amortization	(47,598)	(43,313)
Total net intangible assets	$27,310	$13,835

Total intangibles assets before accumulated amortization increased by $17.8 million primarily due to $20.7 million increase in intangible assets purchased in connection with acquisitions in fiscal 2005 offset by $2.5 million in exchange rate impact on non-US currency denominated intangible assets. Accumulated amortization increased by $4.3 million primarily due to a $7.0 million increased in amortization expense partially offset by $2.2 million in exchange rate impact on non-US currency denominated intangible assets. .

The following table presents details of the amortization expense of purchased and other intangible assets as reported in the Consolidated Statements of Income:

Fiscal Years Ended	December 30, 2005	December 31, 2004	January 2, 2004
(In thousands)

Reported as:
Cost of sales	$ 165	$ 183	$ 604
Operating expenses	6,855	8,327	7,312
Total	$ 7,020	$ 8,510	$ 7,916

The decrease in amortization expense is due to certain intangibles becoming fully amortized in the second quarter of fiscal 2005.

The estimated future amortization expense of intangible assets as of December 30, 2005, is as follows (in thousands):

Amortization Expense
2006	$ 8,392
2007	6,603
2008	5,560
2009	3,976
2010	2,612
Thereafter	167
Total	$ 27,310

Goodwill

Goodwill consisted of the following:

	December 30,	December 31,
As of	2005	2004
(In thousands)

Goodwill, Spectra Precision acquisition	$196,676	$212,915
Goodwill, other acquisitions	89,470	46,607
Goodwill	$286,146	$259,522

The net increase in goodwill of approximately $26.6 million during fiscal 2005 was primarily due to a $39.9 million increase in goodwill from acquisitions of Pacific Crest, Apache, MobileTech Solutions and APS and $1.9 million in earn-out amounts recorded fiscal 2005 related to the Apache, Mensi and Levelite acquisitions. This amount was offset by the foreign exchange rate impact of approximately $15.8 million on non-US currency denominated goodwill assets. See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding Trimble’s goodwill by operating segment.

NOTE 5: JOINT VENTURE

 Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (“CTCT”), a joint venture formed by Trimble and Caterpillar began operations. The joint venture is 50% owned by Trimble and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, Trimble’s share of profits and losses are included in expenses for affiliated operations, net in the non-operating income (expense), net section of the Consolidated Statements of Income. CTCT develops and markets advanced electronic guidance and control products for earth moving machines in the construction, mining and waste industries.

During fiscal 2002, Trimble received a special cash distribution of $11.0 million from CTCT. The distribution was recorded as a deferred gain and amortized to the extent that losses were attributable from CTCT under the equity method of accounting. Since the joint venture is now profitable on a sustainable basis, future operating losses are not anticipated and there are no future outstanding financial obligations by Trimble to the joint venture, Trimble recognized the unamortized portion of the gain or $9.2 million in fiscal 2005 as non operating income.

Trimble acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at cost plus a mark up to CTCT. CTCT resells products to both Caterpillar and Trimble for sales through their respective distribution channels. Generally, Trimble sells products to the after market dealer channel, and Caterpillar sells products for factory and dealer installation. CTCT does not hold inventory in that the resale of products to Caterpillar and Trimble occur simultaneously when the products are purchased from the subcontract manufacturer in Trimble.

The net expenses for affiliated operations at CTCT also includes incremental costs as a result of purchasing products from CTCT at a higher price than Trimble's original manufacturing costs, partially offset by contract manufacturing fees charged to CTCT. In addition, Trimble received reimbursement of employee-related costs from CTCT for Trimble employees dedicated to CTCT totaling $9.7 million for both fiscal 2005 and fiscal 2004 and $7.9 million for fiscal 2003. The reimbursements were offset against operating expenses.

	December 30,	December 31,	January 2,
Fiscal Years Ended	2005	2004	2004
(In millions)

CTCT incremental pricing effects, net	$11.4	$ 8.8	$ 5.9
Trimble's 50% share of CTCT's reported (gain) loss	(2.0)	0.5	0.9
Amortization of deferred gain	(9.2)	(0.7)	(0.9)
Total CTCT expense for affiliated operations, net	$ 0.2	$ 8.6	$ 5.9

The net outstanding balance due from CTCT was $0.2 million at December 30, 2005 and $0.7 million at December 31, 2004 and is included in account receivables, net on the Consolidated Balance Sheets.

Nikon-Trimble Joint Venture

On March 28, 2003, Nikon-Trimble Co., Ltd (“Nikon-Trimble”), a joint venture was formed by Trimble and Nikon Corporation. The joint venture began operations in July 2003 and is 50% owned by Trimble and 50% owned by Nikon, with equal voting rights. It focuses on the design and manufacture of surveying instruments including mechanical total stations and related products.

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

Trimble uses the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture reported by Trimble in the Consolidated Statements of Income under the heading of expenses for affiliated operations, net. Trimble reported a loss of approximately $36,000 and a profit of $1.1 million for fiscal 2005 and fiscal 2004, respectively, as its proportionate share of the net income. At December 30, 2005, the net payable by Trimble to Nikon-Trimble related to the purchase and sale of products from and to Nikon-Trimble is $2.0 million and was included in accounts payable on the Consolidated Balance Sheets. In addition, Trimble received reimbursement of employee-related costs from Nikon-Trimble for one Trimble employee dedicated to Nikon-Trimble totaling $0.4 million for fiscal 2005. The reimbursements were offset against operating expenses. The carrying amount of the investment was approximately $12.9 million at December 30, 2005 and $13.5 million at December 31, 2004.

NOTE 6: CERTAIN BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet items (in thousands):

	December 30,	December 31,
As of	2005	2004
Inventories:
Raw materials	$ 52,199	$ 36,425
Work-in-process	7,249	3,989
Finished goods	48,403	47,331
Total	$ 107,851	$ 87,745

Property and equipment, net:
Machinery and equipment	$ 72,273	$ 71,882
Furniture and fixtures	10,110	10,521
Leasehold improvements	8,695	5,861
Buildings	5,707	5,297
Land	1,231	1,231
	98,016	94,792
Less accumulated depreciation	(55,352)	(63,801)
Total	$ 42,664	$ 30,991

Other Non-Current Liabilities:
Deferred compensation	$ 3,234	$ 1,761
Pension	5,529	6,247
Deferred Rent	3,364	426
Other long term liabilities	6,917	3,296
Total	$ 19,041	$ 11,730

During the year, accumulated depreciation decreased by $8.4 million due to the write-off of fully depreciated assets and disposals in the amount of $16.2 million and the foreign exchange rate impact of $2.6 million offset by $10.7 million in depreciation expense.

Other non-current liabilities include deferred rent as a result of the new Sunnyvale lease executed in fiscal 2005.

NOTE 7: REPORTING SEGMENT AND GEOGRAPHIC INFORMATION

To achieve distribution, marketing, production, and technology advantages in Trimble's targeted markets, the Company manages its operations in the following five segments:

•
Engineering and Construction — Consists of products currently used by survey and construction professionals in the field for positioning data collection, field computing, data management, and automated machine guidance and control. These products provide solutions for numerous construction applications including surveying, general construction, site preparation and excavation, road and runway construction, and underground construction. During fiscal 2005 the Company acquired Apache and Pacific Crest and their performances are reported in this business segment.

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

•
Component Technologies — Consists of products including proprietary chipsets, printed circuit boards, modules, and licenses of intellectual property. The applications into which end users currently incorporate the component products include timing applications for synchronizing wireless networks, in-vehicle navigation and telematics systems, fleet management, security systems, data collection networks, and wireless handheld consumer products.

•
Mobile Solutions — Consists of products that enable end users to monitor and manage their mobile assets by communicating location and activity-relevant information from the field to the office. Trimble offers a range of products that address a number of sectors of this market including truck fleets, security, telematics, and public safety vehicles. During fiscal 2005 the Company acquired MobileTech Solutions and Advanced Public Safety and their performances are reported in this business segment.

•
Portfolio Technologies — The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of Trimble’s total revenue. The operations in this segment are Applanix, Military and Advanced Systems (MAS) and Trimble Outdoors.

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

	December 30,	December 31,	January 2,
Fiscal Years Ended	2005	2004	2004
(in thousands)
Engineering & Construction
Revenue	$ 524,461	$ 440,478	$ 367,058
Operating income before corporate allocations	117,993	79,505	60,664
Accounts receivable	105,980	90,743	84,897
Inventories	80,590	65,116	56,008
Goodwill	229,176	238,801	229,287
Field Solutions
Revenue	127,843	105,591	79,879
Operating income before corporate allocations	32,527	25,151	14,500
Accounts receivable	21,823	19,141	16,589
Inventories	11,790	7,016	3,398
Goodwill	-	-	-
Component Technologies
Revenue	53,902	65,522	64,193
Operating income before corporate allocations	8,034	13,880	16,560
Accounts receivable	6,283	9,377	10,003
Inventories	7,154	5,271	2,021
Goodwill	-	-	-
Mobile Solutions
Revenue	31,481	23,531	12,981
Operating loss before corporate allocations	(3,072)	(5,997)	(6,452)
Accounts receivable	10,789	9,073	4,103
Inventories	1,983	5,735	3,038
Goodwill	44,118	7,660	-
Portfolio Technologies
Revenue	37,226	33,686	16,792
Operating income (loss) before corporate allocations	5,178	4,866	(1,686)
Accounts receivable	7,750	8,283	7,321
Inventories	6,334	4,607	6,361
Goodwill	12,852	13,061	12,138
Total
Revenue	$ 774,913	$ 668,808	$ 540,903
Operating income before corporate allocations	160,660	117,405	83,586
Accounts receivable (1)	152,625	136,617	122,913
Inventories	107,851	87,745	70,826
Goodwill	286,146	259,522	241,425

(1) As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

The following are reconciliations corresponding to totals in the accompanying Consolidated Financial Statements:

	December 30,	December 31,	January 4,
Fiscal Years Ended	2005	2004	2004
(in thousands)
Consolidated segment operating income	$ 160,660	$ 117,405	$ 83,586
Unallocated corporate expense	(27,483)	(22,901)	(20,320)
Restructuring charges	(278)	(552)	(2,019)
Amortization of purchased intangible assets	(6,855)	(8,327)	(7,312)
In-process research and development	(1,100)	-	-
Non-operating expense, net	(156)	(10,701)	(18,350)
Consolidated income before income taxes	$ 124,788	$ 74,924	$ 35,585

	December 30,	December 31,
As of	2005	2004
(in thousands)
Assets:
Accounts receivable total for reportable segments	$ 152,625	$ 136,617
Unallocated (1)	(7,525)	(12,679)
Accounts receivable, net	$ 145,100	$ 123,938

(1) Includes trade-related accruals and cash received in advance that are not allocated by segment.

The distribution of Trimble’s gross consolidated revenue by segment is summarized in the table below. Gross consolidated revenue includes external and internal sales. Total external consolidated revenue is reported net of eliminations of internal sales between segments.

	December 30,	December 31,
	2005	2004

(In thousands)

Engineering and Construction	$ 529,034	$ 443,973
Field Solutions	127,843	105,591
Component Technologies	53,956	65,713
Mobile Solutions	31,481	23,531
Portfolio Technologies	37,226	33,686
Total Gross Consolidated Revenue	779,540	672,494
Eliminations	(4,627)	(3,686)
Total External Consolidated Revenue	$ 774,913	$ 668,808

The geographic distribution of Trimble’s revenues and identifiable assets is summarized in the table below. Other foreign countries include Canada, and countries in South and Central America, the Middle East, Africa, and the Pacific Rim. Identifiable assets indicated in the table below exclude inter-company receivables, investments in subsidiaries, goodwill, and intangibles assets.

	Geographic Area
				Other
				Non-US
Fiscal Years Ended	US	Europe	Asia Pacific	Countries	Eliminations	Total
(In thousands)

December 30, 2005
Sales to unaffiliated customers (1)	$415,443	$191,734	$88,315	$79,421	$-	$774,913
Inter-geographic transfers	222,909	175,739	1,198	1,661	(401,507)	-
Total revenue	$638,352	$367,473	$89,513	$81,082	$(401,507)	$774,913

Identifiable assets	$295,196	$120,582	$4,602	$9,251	$-	$429,631

December 31, 2004
Sales to unaffiliated customers (1)	$331,607	$186,197	$86,117	$64,886	$-	$668,808
Inter-geographic transfers	149,499	138,159	3,479	2,640	(293,777)	-
Total revenue	$481,106	$324,356	$89,596	$67,527	$(293,777)	$668,808

Identifiable assets	$242,141	$118,194	$6,959	$13,286	$-	$380,580

January 2, 2004
Sales to unaffiliated customers (1)	$265,846	$160,094	$70,257	$44,706	$-	$540,903
Inter-geographic transfers	112,623	116,185	3,755	-	(232,563)	-
Total revenue	$378,469	$276,279	$74,012	$44,706	$(232,563)	$540,903

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

No single customer accounted for 10% or more of Trimble's total revenues in fiscal years 2005, 2004, and 2003.

NOTE 8: RESTRUCTURING CHARGES

Restructuring charges of $0.3 million, $0.6 million, and $2.0 million were recorded in fiscal years 2005, 2004 and 2003, respectively. The charges in fiscal 2005 were primarily related to office closure costs due to integration efforts of the Mensi acquisition. The charges in fiscal 2004 were primarily related to severance costs due to the realignment of Trimble Mobile Solutions Inc. while charges in fiscal 2003 were primarily related to our Japanese office relocation due to the Nikon-Trimble joint venture formation. As a result of these actions, the headcount of the affected operations decreased by 36 and 77 in fiscal 2004, and 2003, respectively. As of December 30, 2005, the remaining accrual balance of $0.3 million is related to facilities closure expected to be paid over the next several years. The restructuring accrual is included in the Condensed Consolidated Balance Sheets under the heading of “Accrued Liabilities”.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following:

	December 30,	December 31,
As of	2005	2004
(In thousands)

Credit Facilities:
Term loan	$-	$31,250
Revolving credit facility	-	7,000
Promissory notes and other	649	746
	649	38,996

Less current portion of long-term debt	216	12,500
Non-current portion	$433	$26,496

The following summarizes the future cash payment obligations (excluding interest) as of December 30, 2005:

							2011 and
	Total	2006	2007	2008	2009	2010	Beyond
(in thousands)

Promissory note and other	649	216	-	104	329	-	-
Total contractual cash obligations	$649	$216	$-	$104	$329	$-	$-

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

The 2005 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2005 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2005 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. Trimble incurs a commitment fee if the 2005 Credit Facility is not used. The commitment fee is not material to the Company’s results during all periods presented.

At December 30, 2005, the Company has a zero balance outstanding and was in compliance with all financial debt covenants.

Promissory Note

As of December 30, 2005, the Company had other notes payable totaling approximately $0.6 million consisting of government loans to foreign subsidiaries.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 13, 2005, Trimble entered into a lease agreement for the lease of real property located in Sunnyvale, California. The lease agreement has a seven year term, commencing January 1, 2006 and ending December 31, 2012.

Trimble's principal facilities in the United States are leased under various cancelable and non-cancelable operating leases that expire at various dates through 2012. For tenant improvement allowances and rent holidays, Trimble records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of income. The Company has options to renew certain of these leases for an additional five years.

Future minimum payments required under non-cancelable operating leases are as follows:

Operating Lease Payments
(In thousands)

2006	$ 9,664
2007	8.094
2008	6,927
2009	6,073
2010	5,487
Thereafter	5,779
Total	$ 42,024

Net rent expense under operating leases was $12.6 million in fiscal 2005, $10.9 million in fiscal 2004, and $13.2 million in fiscal 2003. Sublease income was $39,000, $38,000, and $1.7 million for fiscal 2005, 2004 and 2003, respectively.

Purchase Commitments with a Supplier

Trimble entered into a significant supply agreement in fiscal 2004 that sets forth minimum purchase commitments for outsourced services. The term of the supply agreement is the earlier of four years from the initial product ship date, or when Trimble has paid for a cumulative total of 200,000 billable hours (approximately $10.4 million). Should Trimble not purchase and pay for 200,000 hours, then Trimble will compensate the supplier for 20% of the shortfall. Thereafter, the contract continues in effect until terminated by either party with 30 days prior written notice to the other party. As of December 30, 2005, based on current hours earned to date the future obligation is approximately $3.1 million which is expected to be paid over the next year. Trimble does not expect a shortfall based on current hours earned to date.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments outstanding are as follows:

	Carrying Amount	Fair Value	Carrying Amount	Fair Values
	December 30, 2005		December 31, 2004
As of
(In thousands)

Assets:
Cash and cash equivalents	$ 73,853	$ 73,853	$ 71,872	$ 71,872
Forward foreign currency exchange contracts	516	577	-	-
Accounts and other receivable, net	145,100	145,100	123,938	123,938

Liabilities:
Credit facilities	$ -	$ -	$ 38,250	$ 38,250
Forward foreign currency exchange contracts	-	-	639	539
Promissory note and other	649	562	746	737
Accounts payable	45,206	45,206	43,551	43,551

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

NOTE 12: INCOME TAXES

Trimble's income tax provision (benefit) consisted of the following:

	December 30,	December 31,	January 2,
Fiscal Years Ended	2005	2004	2004
(In thousands)

US Federal:
Current	$36,493	$18,196	513
Deferred	(1,534)	(17,995)	(7,000)
	34,959	201	(6,487)
US State:
Current	3,500	2,895	250
Deferred	(2,348)	(897)	(600)
	1,152	1,998	(350)
Non-US:
Current	3,102	3,137	1,594
Deferred	720	1,908	2,343
	3,822	5,045	3,937
Income tax provision (benefit)	$39,933	$7,244	(2,900)

The pre-tax US income was approximately $99.5 million, $70.0 million and $39.5 million in fiscal years 2005, 2004 and 2003, respectively.  The pre-tax non-US income (loss) was approximately $25.3 million, $4.9 million and ($3.9) million in fiscal years 2005, 2004 and 2003, respectively.

The fiscal year 2005 and 2004 tax provisions reflected above were reduced by $14.5 million and $14.4 million of tax benefits, respectively attributable to stock option deductions which were credited to equity.

The income tax provision (benefit) differs from the amount computed by applying the statutory US federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

	December 31,	December 31,	January 2,
Fiscal Years Ended	2005	2004	2004
(In thousands)

Expected tax from continuing operations at 35% in all years	$43,677	$26,223	$12,455
Change in valuation allowance		(24,004)	(15,028)
US State income taxes	749	1,299	-
Export sales incentives	(2,316)	(1,176)	-
Non-US tax rate differential and unbenefitted losses	3,684	5,134	-
US Federal research and development credit	(895)	(508)	-
Benefit from repatriation legislation	(6,445)
Other	1,479	276	(327)
Income tax provision (benefit)	$39,933	$7,244	$(2,900)

Effective tax rate	32%	10%	(8%)

The components of deferred taxes consist of the following:

	December 30,	December 31,	January 2,
As of	2005	2004	2004
(In thousands)

Deferred tax liabilities:
Purchased intangibles	$11,058	$3,247	$1,338
Depreciation and amortization	11,711	10,183	3,776
Other individually immaterial items	1,516	229	251
Total deferred tax liabilities	24,285	13,659	5,365

Deferred tax assets:
Inventory valuation differences	8,983	8,782	9,001
Expenses not currently deductible	6,233	8,034	5,528
US Federal credit carryforwards		5,619	9,150
Deferred revenue	564	3,857	4,280
US State credit carryforwards	8,530	6,722	6,999
Warranty	2,361	2,216	2,374
		0	2,871
US Federal net operating loss carryforward	2,669	2,998	-
Net foreign tax credits on undistributed foreign earnings	5,743	2,682	-
Other individually immaterial items	7,452	7,655	3,106
Total deferred tax assets	42,535	48,565	43,309
Valuation allowance	(5,855)	(12,989)	(34,756)
Total deferred tax assets	36,680	35,576	8,553

Total net deferred tax assets	$12,395	$21,917	$3,188

The Company has $2.7 million of tax effected US federal net operating loss carryforwards from an acquisition, which is subject to certain limitations under IRC Section 382. The Company has state research and development credit carryforwards of approximately $13.1 million, which do not expire.

The valuation allowance decreased by $7.1 million in fiscal 2005, $21.8 million in fiscal 2004 and $13.1 million in fiscal 2003. Approximately, $1.2 million, $8.0 million and $14.1 million of the valuation allowance at December 30, 2005, December 31, 2004 and January 2, 2004 respectively relate to the tax benefit of stock option deduction, which will be credited to equity if and when realized.

Repatriation of foreign earnings. The American Jobs Creation Act of 2004 (the Act) provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution. During the fourth quarter of 2005, the Company repatriated $39.5 million, of which $24 million qualified for the special one-time elective dividends received deduction and $15.5 million constituted earnings that do not qualify under the Act; previously taxed income and return of capital. The company recorded a $6.4 million tax benefit from these foreign earnings.

NOTE 13: COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects were as follows:

Fiscal Years Ended	December 30, 2005	December 31, 2004	January 2, 2004
(in thousands)
Net income	$ 84,855	$ 67,680	$ 38,485
Foreign currency translation adjustments, net of tax of $308 in 2005 and $(912) in 2004	(24,690)	14,025	31,198
Net gain (loss) on hedging transactions	(106)	106	(7)
Net unrealized gain (loss) on investments	(34)	(6)	74
Total comprehensive income	$ 60,025	$ 81,805	$ 69,750

The components of accumulated other comprehensive, net of related tax were as follows:

	December 30,	December 31,
Fiscal Years Ended	2005	2004
(in thousands)
Accumulated foreign currency translation adjustments	$ 19,504	$ 44,191
Accumulated net gain on hedging transactions	-	106
Accumulated net unrealized gain on foreign currency	30	67
Total accumulated other comprehensive income	$ 19,534	$ 44,364

NOTE 14: EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 5,325,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. The Purchase Plan terminates on December 31, 2008. In fiscal 2005 and 2004, the shares issued under the Purchase Plan were 179,999 and 183,214 shares, respectively. At December 30, 2005, the number of shares reserved for future purchases by eligible employees was 367,836.

Restricted Stock Award

During the second quarter of fiscal 2005, the Company granted 20,000 shares of restricted common stock. The award vests 20% on June 30, 2005 and an additional 20% each June 30 thereafter. The Company recorded compensation expense of $120,000 for fiscal 2005. Trimble did not grant any restricted stock in fiscal 2004 and fiscal 2003.

2002 Stock Plan

In 2002, Trimble’s Board of Directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan approved by the shareholders provides for the granting of incentive and non-statutory stock options for up to 4,500,000 shares plus any shares currently reserved but un-issued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. The exercise price of non-statutory stock options issued under the 2002 Plan must be at least 85% of the fair market value of Common Stock on the date of grant. As of December 30, 2005, options to purchase 3,641,850 shares were outstanding and 1,509,230 were available for future grant under the 2002 Plan.

1993 Stock Option Plan

In 1992, Trimble's Board of Directors adopted the 1993 Stock Option Plan (“1993 Plan”). The 1993 Plan, as amended to date and approved by shareholders, provided for the granting of incentive and non-statutory stock options for up to 9,562,500 shares of Common Stock to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 1993 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The exercise price of non-statutory stock options issued under the 1993 Plan must be at least 85% of the fair market value of Common Stock on the date of grant. As of December 30, 2005 options to purchase 2,364,495 shares were outstanding and no shares were available for future grant.

1992 Management Discount Stock Option Plan

In 1992, Trimble's Board of Directors approved the 1992 Management Discount Stock Option Plan ("Discount Plan"). As of December 30, 2005, options to purchase 187,500 shares were outstanding and no shares were available for future grant under the 1992 Management Discount Stock Option Plan.

1990 Director Stock Option Plan

In December 1990, Trimble adopted a Director Stock Option Plan under which an aggregate of 570,000 shares of Common Stock have been reserved for issuance to non-employee directors as approved by the shareholders to date. At December 30, 2005, options to purchase 220,000 shares were outstanding, and no shares were available for future grants under the Director Stock Option Plan.

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

Exercise prices for options outstanding as of December 30, 2005, ranged from $5.33 to $43.43. The weighted average remaining contractual life of those options is 6.46 years. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information with respect to options outstanding at December 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Exercise Price	Remaining	Number	Exercise Price
Range	Outstanding	per Share	Contractual Life (Years)	Exercisable	per Share
$5.33 - 7.13	693,327	$ 5.80	3.33	678,527	$ 5.78
7.67 - 10.23	1,006,555	9.36	5.61	708,522	9.14
10.25 - 11.65	805,720	11.25	5.12	687,278	11.23
11.67 - 16.04	472,282	13.22	4.05	455,292	13.16
17.00	858,000	17.00	7.54	369,181	17.00
17.55 - 27.42	832,755	25.15	5.86	650,221	26.10
27.56	3,300	27.56	8.06	525	27.56
29.06	722,456	29.06	8.81	168,173	29.06
30.57 - 33.99	893,350	33.37	9.69	30,167	32.49
34.46 - 43.43	126,250	37.75	8,46	34,498	35.67
Total	6,413,995	$ 18.70	6.46	3,782,384	$ 14.40

Activity during fiscal 2005, 2004, and 2003, under the combined plans was as follows:

	December 30, 2005		December 31, 2004		January 2, 2004
Fiscal Years Ended	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
(In thousands, except for per share data)

Outstanding at beginning of year	6,721	16.10	7,601	13.62	7,691	$ 12.35
Granted	874	34.10	1,119	28.20	1,298	16.87
Exercised	(1,060)	14.74	(1,710)	12.92	(1,263)	8.90
Cancelled	(121)	20.39	(289)	16.55	(125)	15.51
Outstanding at end of year	6,414	18.70	6,721	16.10	7,601	$ 13.62

Exercisable at end of year	3,782	14.40	3,721	13.40	4,136	$ 12.76
Available for grant	1,513		2,275		1,605
Weighted-average fair value of options granted during year		$ 14.53		$ 13.85		$ 10.03

Non-statutory Options

On May 3, 1999, Trimble entered into an agreement to grant a non-statutory option to purchase up to 45,000 shares of common stock at an exercise price of $6.50 per share, with an expiration date of March 29, 2004. These non-statutory options were exercised January 15, 2004.

Warrants

On April 12, 2002, the Company issued to Spectra-Physics Holdings USA, Inc., a warrant to purchase up to 564,350 shares of Trimble’s Common Stock over a fixed period of time. Initially, Spectra-Physics’ warrant entitled it to purchase 300,000 shares of Common Stock over a five-year period at an exercise price of $10.07 per share. On a quarterly basis beginning July 14, 2002, Spectra-Physics’ warrant became exercisable for an additional 375 shares of Common Stock for every $1 million of principal and interest outstanding to Spectra-Physics until the obligation was paid off in full. These shares are purchasable at a price equal to the average of Trimble’s closing price for the five days immediately proceeding the last trading day of each quarter. On July 14, 2002 an additional 26,046 shares became exercisable at an exercise price of $9.64 per share. On October 14, 2002 an additional 26,736 shares became exercisable at an exercise price of $6.12. On January 14, 2003, an additional 27,426 shares became exercisable at an exercise price of $9.03. On April 14, 2003, an additional 14,312 shares became exercisable at an exercise price of $13.37. The additional shares are exercisable over a 5-year period. No additional shares will be issuable under the warrant as the underlying obligation has been paid off in full.

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

On December 21, 2001 and January 15, 2002, in connection with the first and second closing of the private placement of the Company’s Common Stock, Trimble granted five-year warrants to purchase an additional 919,008 shares of Common Stock, subject to certain adjustments, at an exercise price of $12.97 per share.

NOTE 15: BENEFIT PLANS

401(k) Plan

Under Trimble's 401(k) Plan, US employee participants (including employees of certain subsidiaries) may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Trimble Fund sold net 42,945 shares of Common Stock for an aggregate of $1.6 million in fiscal 2005. Trimble, at its discretion, matches individual employee 401(k) Plan contributions at a rate of fifty cents of every dollar that the employee contributes to the 401(k) Plan up to 5% of the employee’s annual salary to an annual maximum of $2,500. Trimble's matching contributions to the 401(k) Plan were $2.2 million in fiscal 2005, $1.9 million in fiscal 2004 and $1.8 million in fiscal 2003.

Profit-Sharing Plan

In 1995, Trimble introduced an employee profit-sharing plan in which all employees, excluding executives and certain levels of management, participate. The plan distributes to employees approximately 5% of quarterly adjusted pre-tax income. Payments under the plan during fiscal 2005, 2004 and 2003 were $5.9 million, $4.4 million, and $2.5 million, respectively.

Defined Contribution Pension Plans

Certain of the Company’s European subsidiaries participate in state sponsored pension plans. Contributions are based on specified percentages of employee salaries. For these plans, Trimble contributed and charged to expense approximately $0.6 million for fiscal 2005, $0.6 million for fiscal 2004, and $2.0 million for fiscal 2003.

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

Net periodic benefit costs in fiscal 2005, 2004, and 2003 were not material.

The changes in the benefit obligations and plan assets of the significant non-US defined benefit pension plans for fiscal 2005 and 2004 were as follows:

Fiscal Years Ended	December 30, 2005	December 31, 2004
(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$ 7,208	$ 6,204
Service cost	90	74
Interest cost	270	388
Benefits paid	(312)	(196)
Foreign exchange impact	(1,145)	699
Actuarial (gains) losses	818	39
Benefit obligation at end of year	6,929	7,208
Change in plan assets:
Fair value of plan assets at beginning of year	1,088	872
Actual return on plan assets	36	64
Employer contribution	339	238
Plan participants' contributions	-	-
Benefits paid	(312)	(196)
foreign exchange impact	(172)	110
Fair value of plan assets at end of year	980	1,088
Benefit obligation in excess of plan assets	5,949	6,120
Unrecognized prior service cost	-	-
Unrecognized net actuarial gain (loss)	(419)	127
Accrued pension costs (included in accrued liabilities)	$ 5,529	$ 6,247

Actuarial assumptions used to determine the net periodic pension costs for the year ended December 30, 2005 were as follows:
	Swedish Subsidiary	German Subsidiaries
Discount rate	4.8%	4.0%
Rate of compensation increase	2.5%	2.0%
Measurement Date	12/30/05	12/30/05

Trimble’s accumulated benefits obligation was $7.0 million and $7.3 million for fiscal 2005 and fiscal 2004 respectively.

Trimble’s plan assets are primarily located in our German subsidiaries. For fiscal 2005 and fiscal 2004, the asset allocation of our total plan assets was approximately as follows: 89% local government bonds, 7% real estate and 4% equity securities. Long-term asset allocation and expected return on assets assumptions are derived from detailed annual studies conducted by Trimble’s asset management group and actuaries. Trimble’s asset management group limits allocation to equity securities and real estate to a maximum of 10% and 25%, respectively, with the remaining assets to be allocated to local government bonds. While the asset allocation give appropriate consideration to recent performance and historical returns, the strategy is focused primarily on conservative and sustainable long-term returns. Based on historical returns, Trimble expects future return on assets to be approximately 4%.

Trimble expects to contribute approximately $300,000 to plan assets in fiscal year ended 2006.

The following benefit payments, which reflect estimated future employee service, as appropriate, are expected to be paid:

Expected Benefit Payments
(In thousands)

2006	$222
2007	$265
2008	$310
2009	$368
2010	$869
2011-2015	$1,966
Total	$4,000

NOTE 16: RELATED-PARTY TRANSACTIONS

Related-Party Lease

Trimble currently leases office space in Ohio from an association of three individuals, one of whom is an employee of the Company, under a non-cancelable operating lease arrangement expiring in 2011. The annual rent is subject to adjustment based on the terms of the lease. The Consolidated Statements of Income include expenses from this operating lease of $350,000 for fiscal years 2005, 2004, and 2003.

As part of the Apache Technologies, Inc. acquisition in the second quarter of fiscal 2005, Trimble currently leases an office, manufacturing facility and equipment from a group of individuals, all of whom are now employees of the Company, under a non-cancelable operating lease expiring in January 2013. The Consolidated Statements of Income include expenses for this operating lease of approximately $148,000 for fiscal year 2005.

These related-party leases were entered into at rates that were similar to comparable market rates.

Related-Party Notes Receivable

Trimble has notes receivable from employees of approximately $0.1 million as of December 30, 2005 and $0.4 million as of December 31, 2004. The notes bear interest from 4.52% to 6.62% and have an average remaining life of 0.3 years as of December 30, 2005.

See Note 5 to the Notes to the Consolidated Financial Statements for additional information regarding Trimble’s related party transactions with joint venture partners.

NOTE 17: STATEMENT OF CASH FLOW DATA

	December 30,	December 31,	January 2,
Fiscal Years Ended	2005	2004	2004
(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$1,081	$3,142	$10,208
Income taxes paid	$8,938	$6,694	$688

Significant non-cash investing activities:
Issuance of shares related to investment in joint venture	$-	$-	$5,922
Issuance of shares related to acquisition related earn-out payments	$-	$899	$1,349

NOTE 18: LITIGATION

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

NOTE 19: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in thousands, except per share data)

Fiscal 2005
Revenue	$195,383	$204,225	$188,484	$186,821
Gross margin	97,807	102,407	97,292	92,299
Net income	17,439	23,787	20,236	23,393

Basic net income per share	0.33	0.45	0.38	0.43
Diluted net income per share	0.31	0.42	0.35	0.41

Fiscal 2004
Revenue	$156,510	$179,451	$170,164	$162,683
Gross margin	75,760	88,319	83,372	77,359
Net income	12,840	20,518	17,917	16,405

Basic net income per share	0.25	0.40	0.35	0.32
Diluted net income per share	0.24	0.38	0.33	0.29

Significant quarterly items for fiscal 2005 include the following: (i) in the first quarter of 2005 a $0.2 million charge, or less than $0.01 per diluted share relating to facilities closure; (ii) in the third quarter of 2005 a $0.9 million charge, or $0.02 per diluted share relating to a write-off of debt issuance costs; (iii) in the fourth quarter of 2005 a $1.1 million charge, or $0.02 per diluted share relating to in-process research and development and $9.2 million or $0.16 per diluted share related to deferred gain on joint venture.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of December 30, 2005 and December 31, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at December 30, 2005 and December 31, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trimble Navigation Limited’s internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
March 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting at Item 9A, that Trimble Navigation Limited maintained effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trimble Navigation Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Trimble Navigation Limited maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Trimble Navigation Limited maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trimble Navigation Limited as of December 30, 2005 and December 31, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 30, 2005, of Trimble Navigation Limited and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
March 8, 2006

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Trimble’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 30, 2005, have concluded that as of December 30, 2005, the company’s disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries required to be included in the company’s periodic filings under the Exchange Act would be made known to them by others within those entities.

Inherent Limitations on Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management's Report on Internal Control over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of December 30, 2005.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 30, 2005, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10     Directors and Executive Officers of the Registrant

The information required by this item, insofar as it relates to Trimble's directors, will be contained under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference. The information required by this item relating to executive officers is set forth above in Item 1 Business Overview under the caption “Executive Officers.”

Code of Ethics

The Company’s Business Ethics and Conduct Policy applies to, among others, to the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other finance organization employees. The Business Ethics and Conduct Policy is available on the Company’s website at www.trimble.com under the heading “Corporate Governance and Policies” on the Investor Information page of our website. A copy will be provided, without charge, to any shareholder who requests one by written request addressed to General Counsel, Trimble Navigation Limited, 935 Stewart Drive, Sunnyvale, CA 94085.

If any substantive amendments to the Business Ethics and Conduct Policy are made or any waivers are granted, including any implicit waiver, from a provision of the Business Ethics and Conduct Policy, to its Chief Executive Officer, Chief Financial Officer or Corporate Controller, the Company will disclose the nature of such amendment or waiver on the Company’s website at www.trimble.com or in a report on Form 8-K.

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

Page in this Annual Report on Form 10-K
Consolidated Balance Sheets at December 30, 2005 and December 31, 2004	43

Consolidated Statements of Income for each of the three fiscal years
in the period ended December 30, 2005	44

Consolidated Statement of Shareholders' Equity for each of the three fiscal years
in the period ended December 30, 2005	45

Consolidated Statements of Cash Flows for each of the three fiscal years
in the period ended December 30, 2005	46

Notes to Consolidated Financial Statements	47

Reports of Independent Registered Public Accounting Firm	72

(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

Page in this Annual Report on Form 10-K
Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit
Number

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (5)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (6)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (7)
3.4	Certificate of Determination of the Company filed February 19, 1999. (8)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (17)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (21)
3.8	Bylaws of the Company (amended and restated through January 22, 2004). (20)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (4)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (22)
4.4	First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (13)
4.5	Form of Warrant to Purchase Shares of Common Stock dated January 14, 2002. (14)
4.6	Form of Warrant dated April 12, 2002. (15)
10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (28)
10. 2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)
10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)
10.4+	1993 Stock Option Plan, as amended October 24, 2003. (11)
10.5+	Trimble Navigation 1988 Employee Stock Purchase Plan, as amended May 19, 2004. (28)
10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (9)
10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended May 19, 2005. (10)
10.8+	Australian Addendum to the Trimble Navigation 1988 Employee Stock Purchase Plan. (12)
10.9+	2002 Stock Plan (as amended and restated January 20, 2005), including forms of option agreements. (19)
10.10
Credit Agreement dated July 28, 2005 among Trimble Navigation Limited, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), The Bank of New York and Harris Nesbitt (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner). (16)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (23)
10.12+	Board of Directors Compensation Policy effective January 1, 2004. (24)
10.13+	Form of Change in Control agreement between the Company and certain Company officers. (18)
10.14+	Letter of Assignment between the Company and Alan Townsend dated November 12, 2003. (25)
10.15+	Supplemental agreement to Letter of Assignment between the Company and Alan Townsend dated January 19, 2004. (26)
10.16+	Trimble Navigation Limited 2006 Management Incentive Plan Description. (27)
10.17	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (28)
21.1	Subsidiaries of the Company. (28)
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm. (28)
24.1	Power of Attorney included on signature page herein.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (28)
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (28)

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) thereof.
(1)	Incorporated by reference to exhibit number 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference exhibit number 10.46 to the Company's Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4)	Incorporated by reference to exhibit number 1 to the Company's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(5)	Incorporated by reference to exhibit number 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(10)	Incorporated by reference to exhibit number 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2005.
(11)	Incorporated by reference to exhibit number 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(12)	Incorporated by reference to exhibit number 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000.
(13)	Incorporated by reference to exhibit number 4.1 to the Company's Current Report on Form 8-K filed on January 16, 2002.
(14)	Incorporated by reference to exhibit number 4.2 to the Company's Current Report on Form 8-K filed on January 16, 2002.
(15)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-3 filed on April 19, 2002.
(16)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(17)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(18)	Incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(19)	Incorporated by reference to exhibit number 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2005.
(20)	Incorporated by reference to exhibit number 3.8 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2004.
(21)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(22)	Incorporated by reference to exhibit number 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(23)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(24)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(25)	Incorporated by reference to exhibit number 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(26)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(27)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006.
(28)	Filed herewith.

EXHIBIT LIST

Exhibit
Number

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (5)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (6)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (7)
3.4	Certificate of Determination of the Company filed February 19, 1999. (8)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (17)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (21)
3.8	Bylaws of the Company (amended and restated through January 22, 2004). (20)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (4)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (22)
4.4	First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (13)
4.5	Form of Warrant to Purchase Shares of Common Stock dated January 14, 2002. (14)
4.6	Form of Warrant dated April 12, 2002. (15)
10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (28)
10. 2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)
10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)
10.4+	1993 Stock Option Plan, as amended October 24, 2003. (11)
10.5+	Trimble Navigation 1988 Employee Stock Purchase Plan, as amended May 19, 2004. (28)
10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (9)
10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended May 19, 2005. (10)
10.8+	Australian Addendum to the Trimble Navigation 1988 Employee Stock Purchase Plan. (12)
10.9+	2002 Stock Plan (as amended and restated January 20, 2005), including forms of option agreements. (19)
10.10
Credit Agreement dated July 28, 2005 among Trimble Navigation Limited, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), The Bank of New York and Harris Nesbitt (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner). (16)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (23)
10.12+	Board of Directors Compensation Policy effective January 1, 2004. (24)
10.13+	Form of Change in Control agreement between the Company and certain Company officers. (18)
10.14+	Letter of Assignment between the Company and Alan Townsend dated November 12, 2003. (25)
10.15+	Supplemental agreement to Letter of Assignment between the Company and Alan Townsend dated January 19, 2004. (26)
10.16+	Trimble Navigation Limited 2006 Management Incentive Plan Description. (27)
10.17	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (28)
21.1	Subsidiaries of the Company. (28)
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm. (28)
24.1	Power of Attorney included on signature page herein.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (28)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (28)
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (28)

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) thereof.
(1)	Incorporated by reference to exhibit number 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference exhibit number 10.46 to the Company's Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4)	Incorporated by reference to exhibit number 1 to the Company's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(5)	Incorporated by reference to exhibit number 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(10)	Incorporated by reference to exhibit number 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2005.
(11)	Incorporated by reference to exhibit number 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(12)	Incorporated by reference to exhibit number 10.77 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000.
(13)	Incorporated by reference to exhibit number 4.1 to the Company's Current Report on Form 8-K filed on January 16, 2002.
(14)	Incorporated by reference to exhibit number 4.2 to the Company's Current Report on Form 8-K filed on January 16, 2002.
(15)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-3 filed on April 19, 2002.
(16)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(17)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(18)	Incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(19)	Incorporated by reference to exhibit number 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2005.
(20)	Incorporated by reference to exhibit number 3.8 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2004.
(21)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(22)	Incorporated by reference to exhibit number 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(23)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(24)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(25)	Incorporated by reference to exhibit number 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(26)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(27)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006.
(28)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TRIMBLE NAVIGATION LIMITED

By: /s/ Steven W. Berglund
Steven W. Berglund,
President and Chief Executive Officer

March 10, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ Steven W. Berglund	President, Chief Executive Officer, Director	March 10, 2006
Steven W. Berglund

/s/ Rajat Bahri	Chief Financial Officer and Assistant	March 10, 2006
Rajat Bahri	Secretary (Principal Financial Officer)

/s/ Anup V. Singh	Corporate Controller	March 10, 2006
Anup V. Singh	(Principal Accounting Officer)

/s/ Robert S. Cooper	Director	March 9, 2006
Robert S. Cooper

/s/ John B. Goodrich	Director	March 7, 2006
John B. Goodrich

/s/ William Hart	Director	March 6, 2006
William Hart

/s/ Ulf J. Johansson	Director	March 7, 2006
Ulf J. Johansson

/s/ Bradford W. Parkinson	Director	March 6, 2006
Bradford W. Parkinson

/s/ Nickolas W. Vande Steeg	Director	March 6, 2006
Nickolas W. Vande Steeg

SCHEDULE II

TRIMBLE NAVIGATION LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

Allowance for doubtful accounts:	December 30, 2005	December 31, 2004	January 2, 2004
Balance at beginning of period	$ 8,952	$ 9,953	$ 9,900
Acquired allowance	237	116	752
Bad debt expense	502	1,210	(32)
Write-offs, net of recoveries	(3,459)	(2,327)	(667)
Balance at end of period	$ 5,230	$ 8,952	$ 9,953

Inventory allowance:
Balance at beginning of period	$ 26,217	$ 25,885	$ 25,150
Acquired allowance	357	591	1,292
Additions to allowance	5,612	3,765	5,762
Write-offs, net of recoveries	(8,948)	(4,024)	(6,319)
Balance at end of period	$ 23,238	$ 26,217	$ 25,885

Sales return reserve:
Balance at beginning of period	$ 2,210	$ 3,252	$ 2,650
Acquired allowance	21	0	126
Additions (Reductions) to allowance	(383)	(809)	2809
Write-offs, net of recoveries	(348)	(233)	(2,333)
Balance at end of period	$ 1,500	$ 2,210	$ 3,252