Form 10-Q
period 2006-03-31
TRIMBLE NAVIGATION LTD /CA/
filed 2006-05-04
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 0-18645

TRIMBLE NAVIGATION LIMITED
(Exact name of registrant as specified in its charter)

California	94-2802192
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

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

Yes [ X ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer [ X ]     Accelerated Filer [   ]     Non-accelerated Filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [ X ]

As of May 1, 2006, there were 54,633,587 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter ended March 31, 2006

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 30,
As at	2006	2005
(in thousands)	(UNAUDITED)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$97,648	$73,853
Accounts receivable, net	171,392	145,100
Other receivables	5,998	6,489
Inventories, net	101,552	107,851
Deferred income taxes	20,709	18,504
Other current assets	10,047	8,580
Total current assets	407,346	360,377
Property and equipment, net	44,012	42,664
Goodwill	289,605	286,146
Other purchased intangible assets, net	26,860	27,310
Deferred income taxes	4,485	3,580
Other assets	23,947	23,011
Total non-current assets	388,909	382,711
Total assets	$796,255	$743,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$166	$216
Accounts payable	49,684	45,206
Accrued compensation and benefits	29,290	36,083
Accrued liabilities	22,284	16,189
Deferred revenues	18,727	12,588
Accrued warranty expense	7,445	7,466
Deferred income taxes	1,260	4,087
Income taxes payable	29,188	24,922
Total current liabilities	158,044	146,757
Non-current portion of long-term debt	437	433
Deferred income tax	9,881	5,602
Other non-current liabilities	16,033	19,041
Total liabilities	184,395	171,833

Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	-	-
Common stock, no par value; 90,000 shares authorized; 54,471 and 53,910 shares issued and outstanding at March 31, 2006 and December 30, 2005, respectively	397,688	384,196
Retained earnings	193,353	167,525
Accumulated other comprehensive income	20,819	19,534
Total shareholders' equity	611,860	571,255
Total liabilities and shareholders' equity	$96,255	$743,088

(1)	Derived from the December 30, 2005 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2005.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,	April 1,
	2006	2005
(in thousands, except per share amounts)

Revenue (1)	$225,854	$195,383
Cost of sales (1)	118,391	97,576
Gross margin	107,463	97,807

Operating expenses
Research and development	24,446	21,828
Sales and marketing	32,706	30,371
General and administrative	15,761	12,832
Restructuring charges	-	278
Amortization of purchased intangible assets	1,485	2,298
Total operating expenses	74,398	67,607
Operating income	33,065	30,200
Non-operating income (expense), net
Interest income (expense), net	434	(611)
Foreign currency transaction gain (loss), net	593	(157)
Income (expense) for affiliated operations, net	1,616	(3,039)
Other income, net	164	30
Total non-operating income (expense), net	2,807	(3,777)
Income before taxes	35,872	26,423
Income tax provision	10,044	8,984
Net income	$25,828	$17,439

Basic earnings per share	$0.48	$0.33
Shares used in calculating basic earnings per share	54,242	52,500

Diluted earnings per share	$0.45	$0.31
Shares used in calculating diluted earnings per share	57,859	56,371

(1) Sales to related parties were $4.9 million with an associated cost of sales of $3.0 million for the three months ended March 31, 2006. Sales to related parties were $2.2 million with an associated cost of sales of cost of sales of $0.9 million for the three month periods ended and April 1, 2005. In addition, cost of sales associated with related party inventory purchases was $5.5 million for the three month period ended March 31, 2006.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31,	April 1,
	2006	2005
(In thousands)		(Revised - See Note 1)

Cash flow from operating activities:
Net income	$25,828	$17,439
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation expense	3,104	2,512
Amortization expense	2,380	2,339
Provision for doubtful accounts	360	388
Deferred income taxes	(1,880)	488
Stock-based compensation	3,230	-
Excess tax benefit for stock-based compensation	(3,941)	-
Other	428	71
Changes in assets and liabilities:
Accounts receivable, net	(26,211)	(32,155)
Other receivables	527	456
Inventories	5,870	(4,739)
Other current and non-current assets	(6,827)	1,054
Accounts payable	4,361	2,121
Accrued compensation and benefits	(6,601)	(3,033)
Accrued liabilities	3,503	765
Deferred gain on joint venture	-	125
Deferred revenue	5,410	1,513
Income taxes payable	7,336	8,521
Net cash provided by (used in) operating activities	16,877	(2,135)

Cash flow from investing activities:
Acquisition of property and equipment	(4,972)	(3,164)
Cost of acquisitions, net of cash acquired	(2,272)	(11,197)
Costs of capitalized patents	-	(75)
Net cash used in investing activities	(7,244)	(14,436)

Cash flow from financing activities:
Issuance of common stock	7,149	5,566
Collection of notes receivable	10	110
Excess tax benefit for stock-based compensation	3,941	-
Payments on long-term debt and revolving credit lines	-	(10,125)
Net cash provided by (used in) financing activities	11,100	(4,449)

Effect of exchange rate changes on cash and cash equivalents	3,062	(659)

Net increase (decrease) in cash and cash equivalents	23,795	(21,679)
Cash and cash equivalents, beginning of period	73,853	71,872
Cash and cash equivalents, end of period	$97,648	$50,193

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Trimble Navigation Limited (“we,” “Trimble” or the “Company”), incorporated in California in 1981, provides positioning product solutions to commercial and government users in a large number of markets. These markets include surveying, construction, agriculture, urban and resource management, military, transportation and telecommunications.

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2005 was December 30. The first fiscal quarters of 2006 and 2005 ended on March 31, 2006 and April 1, 2005, respectively. Fiscal 2006 and 2005 are 53-week years. Unless otherwise stated, all dates refer to its fiscal year and fiscal periods.

The accompanying financial data as of March 31, 2006 and for the three months ended March 31, 2006 and April 1, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with Trimble’s 2005 Annual Report on Form 10-K.

In first quarter of fiscal 2006, the Company revised its statements of cash flows for the first quarter of fiscal 2005. The changes relate to the Company’s classification of the foreign exchange impact on its cash and cash equivalents that was erroneously included in cash flows from operations. These corrections have been made retrospectively modifying the presentation for the first quarter of fiscal 2005. The changes resulted in an increase to cash flows used in operations of $0.9 million for the first quarter of fiscal 2005. This revision to the statements of cash flows had no impact on the Company’s cash and cash equivalents, balance sheet, or income statement.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2006, results of operations for the three months ended March 31, 2006 and April 1, 2005 and cash flows for the three months ended March 31, 2006 and April 1, 2005, as applicable, have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Trimble’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. For the first quarter of fiscal 2006, the Company changed its critical accounting policy related to stock-based compensation. See Note 2 to the Notes to the Condensed Consolidated Financial Statements for additional information. For more information on the Company’s significant accounting principles, refer to Trimble’s 2005 Annual Report on Form 10-K.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R “Share-Based Payment”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Standard of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS 123.

Trimble has adopted SFAS 123(R) using the modified prospective method which requires the  adoption of the accounting standard for fiscal periods beginning after June 15, 2005. As a result, the Company's financial statements for fiscal periods after December 30, 2005 will include stock-based compensation expenses that are not comparable to financial statements of fiscal periods prior to December 30, 2005. SFAS 123(R) requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees' requisite service periods in the Company’s Condensed Consolidated of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Income because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

See Note 3 to the Notes to the Condensed Consolidated Financial Statements for additional information.

NOTE 3. STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), "Accounting for Stock-Based Compensation" and “Statement of Financial Accounting Standards No. 148” (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure,” Trimble applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB 25”) and related interpretations in accounting for its stock option plans and stock purchase plan prior to fiscal 2006. Accordingly, Trimble did not recognize compensation cost for stock-based compensation prior to fiscal 2006. For periods subsequent to fiscal 2005, Trimble will recognize expense related to stock-based compensation in accordance with SFAS 123(R).

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Condensed Consolidated Statements of Income in accordance with SFAS 123(R) for the three months ended March 31, 2006 and April 1, 2005.

	Three Months Ended
	March 31,	April 1,
	2006	2005
(in thousands)

Cost of sales	$287	$-

Research & development	639	-
Sales & marketing	741	-
General & administrative	1,562	-
Stock-based compensation expense included in operating expenses	2,942	-

Total stock-based compensation	3,229	-
Tax benefit (1)	(294)	-
Total stock-based compensation, net of tax	$2,935	$-

(1) Tax benefit related to non-qualified options only as allowed by the applicable tax requirements using the statutory tax rate as of the first quarter of fiscal 2006.

The table below provides pro forma information for the first quarter of fiscal 2005 as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan in accordance with SFAS 123.

Three Months Ended
April 1,
2005
(in thousands, except per share amounts)

Net income - as reported	$17,439
Stock-based compensation expense, net of tax (2)	3,063
Net income - pro forma	$14,376

Basic earnings per share - as reported	$0.33
Basic earnings per share - pro forma	$0.27

Diluted earnings per share - as reported	$0.31
Diluted earnings per share - pro forma	$0.25

(2) Includes compensation expense for employee stock purchase plan and reduction of tax benefits for stock-based compensation other than non-qualified stock options which were not included in the pro forma disclosure of Trimble’s first quarter of fiscal 2005 Form 10-Q. Tax benefit relate to non-qualified options only as allowed by the applicable tax requirements using the statutory tax rate as of the first quarter of fiscal 2005.

OPTIONS

Stock option expense recognized during the period is based on the value of the portion of share-based payment awards that is expected to vest during the period. Stock option expense recognized in the Company’s Condensed Consolidated of Income for the three months ended March 31, 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock options granted subsequent to December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock option to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock options granted on or prior to December 30, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all stock options granted subsequent to December 30, 2005 is recognized using the straight-line single-option method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Stock Option Plans

Trimble issues new shares upon exercises of stock options related to the following plans.

2002 Stock Plan

In 2002, Trimble’s Board of Directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan, as amended to date and approved by shareholders, approved by the shareholders provides for the granting of incentive and non-statutory stock options for up to 4,500,000 shares plus any shares currently reserved but unissued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. The exercise price of non-statutory stock options issued under the 2002 Plan must be at least 85% of the fair market value of Common Stock on the date of grant.

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

1992 Management Discount Stock Option Plan

In 1992, Trimble's Board of Directors and shareholders approved the 1992 Management Discount Stock Option Plan ("Discount Plan"). Employee stock options granted under the 1992 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant.

1990 Director Stock Option Plan

In December 1990, Trimble adopted a Director Stock Option Plan under which an aggregate of 570,000 shares of Common Stock have been reserved for issuance to non-employee directors as approved by the shareholders to date. Stock options issued under this plan vest generally over a three year period.

Option Activity

Activity during the first quarter of fiscal 2006 under the combined plans was as follows:

	March 31, 2006
Fiscal Years Ended	Options	Weighted average exercise price
(In thousands, except for per share data)

Outstanding at December 30, 2005	6,414	$18.70
Granted	70	36.47
Exercised	(536)	14.51
Forfeited/Cancelled/Expired	(16)	25.07
Outstanding at March 31, 2006	5,932	19.27

Options Outstanding and Exercisable

Exercise prices for options outstanding and exercisable as of March 31, 2006, ranged from $5.33 to $43.43. Options outstanding and exercisable consist of fully vested options and options expected to vest at March 31, 2006. The aggregate intrinsic value is the total pretax intrinsic value based on the Company’s closing stock price of $45.05 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise Price	Remaining	Intrinsic
	Of Shares	per Share	Contractual Term	Value
			(in years)	(in thousands)
Options Outstanding and Expected to Vest	5,776,734	$ 19.01	5.9	$ 150,413
Options Exercisable	3,495,154	14.71	5.0	106,026

As of March 31, 2006, the total unamortized stock option expense is $18.3 million with weighted-average recognition period of 1.6 years.

Valuation Assumptions

For options granted prior to October 1, 2005, the fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. For stock options granted on or after October 1, 2005, the fair value of each award is estimated on the date of grant using a binomial valuation model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For these reasons, the Company believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated using the Black-Scholes model.

Under the Black-Scholes and binomial models, the estimated values of employee stock options granted during the first quarter of fiscal 2006 and 2005 were $14.53 and $16.21, respectively. The value of each option grant is estimated on the date of grant using the binomial model for options granted during the first quarter of fiscal 2006 and the Black-Scholes option pricing model for options granted during the first quarter of fiscal 2005 and with the following assumptions:

Fiscal Years Ended	March 31, 2006	April 1, 2005
Expected dividend yield	--	--
Expected stock price volatility	42.0%	57.4%
Risk free interest rate	4.5%	4.2%
Expected life of options (in years)	4.6	4.7

Expected Dividend Yield - The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Expected Stock Price Volatility - The Company’s computation of expected volatility is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility. The Company used implied and historical volatility as the combination was more representative of future stock price trends than historical volatility alone.

Expected Risk Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Life Of Option - The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined based on historical experience of similar stock options with consideration to the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.

EMPLOYEE STOCK PURCHASE PLAN

Stock-based compensation expense related to the Company’s employee stock purchase plan is recognized during the purchase vesting period which is generally six months.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 5,325,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. The Purchase Plan terminates on September 8, 2008.

Valuation Assumptions

The fair value of rights granted under the Employee Stock Purchase Plan is estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used at March 31, 2006 and April 1, 2005:

Three Months Ended	March 31, 2006	April 1, 2005
Expected dividend yield	--	--
Expected stock price volatility	34.9%	35.1%
Risk free interest rate	4.4%	3.4%
Expected life of purchase	0.5	0.5

Expected Dividend Yield - The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Expected Stock Price Volatility - The Company’s computation of expected volatility is based on implied volatilities from traded options on the Company’s stock. The Company used implied volatility because it is representative of future stock price trends during the six month purchase period.

Expected Risk Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the purchase period.

Expected Life Of Purchase - The Company’s expected life of the purchase is based on the 6 month offering period of the purchase plan.

NOTE 4. JOINT VENTURES:

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (“CTCT”), a joint venture formed by Trimble and Caterpillar began operations. The joint venture is 50% owned by Trimble and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, Trimble’s share of profits and losses are included in expenses for affiliated operations, net in the non-operating income (expense), net section of the Condensed Consolidated Statements of Income. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries.

Trimble acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at cost plus a mark up to CTCT. CTCT resells products to both Caterpillar and Trimble for sales through their respective distribution channels. Generally, Trimble sells products to its after market dealer channel, and Caterpillar sells products for factory and dealer installation. CTCT does not hold inventory in that the resale of products to Caterpillar and Trimble occur simultaneously when the products are purchased from Trimble.

Beginning in the first fiscal quarter of 2006, Trimble included the impact of certain transactions with CTCT in revenue and cost of sales. Revenue and cost of sales were recorded for the manufacturing of products that are sold to CTCT and then sold through the Caterpillar distribution channel. Cost of sales transactions include purchasing products from CTCT at a higher price than Trimble's original manufacturing costs, partially offset by contract manufacturing fees charged to CTCT. Prior to the first fiscal quarter of 2006, these transactions were included in expenses for affiliated operations, net in the non-operating income (expense), net of the Consolidated Statements of Income. The change in presentation resulted from the Company’s assessment of CTCT’s advancement and ability to function as a stand-alone company. As a result of CTCT’s progression, the Company recognized the remaining deferred gain balance of $9.2 million in the fourth quarter of fiscal 2005. In addition, the Company’s exclusive manufacturing agreement with CTCT ended during the second half of fiscal 2005. As a result, the Company deemed transactions between CTCT and Trimble to be arms-length during the first quarter of fiscal 2006 and concluded they should be presented similarly to other vendor and customer relationships. The impact of this change in presentation during the first quarter of fiscal 2006 was a net impact of $5.2 million decrease in gross margins. There was no impact on net income.

Trimble received reimbursement of employee-related costs from CTCT for Trimble employees dedicated to CTCT or performing work for CTCT totaling $3.4 million and $2.6 million for the three months ended March 31, 2006 and April 1, 2005, respectively. The reimbursements were offset against operating expenses.

	March 31,	April 1,
Three Months Ended	2006	2005
(In millions)

CTCT incremental pricing effects, net	$ -	$ (3.1)
Trimble's 50% share of CTCT's reported gain (loss)	1.6	0.3
Total CTCT income (expense) for affiliated operations, net (1)	$1.6	$ (2.8)

(1) Due to the nature of the relationship between Trimble and CTCT, a related party, the impact of these agreements is classified under non-operating income (expense) under the heading of "Income (Expense) for affiliated operations, net."

At March 31, 2006, the net outstanding balance due to CTCT from Trimble was approximately $1.5 million recorded within heading of accounts payable. The net outstanding balance due from CTCT was $0.2 million at December 30, 2005 and is included in account receivables, net.

Nikon-Trimble Joint Venture

On March 28, 2003, Trimble and Nikon Corporation entered into an agreement to form a joint venture in Japan, Nikon-Trimble Co., Ltd., as described in Trimble’s 2005 Annual Report on Form 10-K. Nikon-Trimble began operations in July, 2003 and is equally owned by Trimble and Nikon, with equal voting rights.

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

Trimble has adopted the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture to be reported by Trimble in the Non-operating section of the Condensed Consolidated Statement of Income under the heading of “Expenses for affiliated operations, net.” For the three months ended March 31, 2006 and April 1, 2005, Trimble reported a loss of $15,000 and $0.2 million, respectively, as its proportionate share of the net loss of the joint venture. At March 31, 2006 and December 30, 2005, the net payable by Trimble to Nikon-Trimble related to the purchase and sale of products from and to Nikon-Trimble is $3.8 million and $2.0 million, respectively, recorded within accounts payable on the Condensed Consolidated Balance Sheets. The carrying amount of the investment in Nikon Trimble was approximately $12.9 million at March 31, 2006 and $12.9 million at December 30, 2005.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS:

Intangible Assets

Intangible Assets consisted of the following:

	March 31,	December 30,
As of	2006	2005
(in thousands)

Intangible assets:
Intangible assets with definite life:
Existing technology	$49,473	$48,100
Trade names, trademarks, patents, and other intellectual properties	27,602	26,808
Total intangible assets with definite life	77,075	74,908
Less accumulated amortization	(50,215) )	(47,598)
Total net intangible assets	$26,860	$27,310

Goodwill

Goodwill, by reporting segment, consisted of the following:

	March 31,	December 30,
As of	2006	2005
(in thousands)

Engineering and Construction	$232,762	$229,176
Mobile Solutions	43,992	44,118
Advanced Devices	12,851	12,852

Total Goodwill	$289,605	$286,146

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS:

Inventories consisted of the following:

	March 31,	December 30,
As of	2006	2005
(in thousands)
Raw materials	$ 54,317	$ 52,199
Work-in-process	7,290	7,249
Finished goods	39,945	48,403
	$ 101,552	$ 107,851

Property and equipment consisted of the following:

	March 31,	December 30,
As of	2006	2005
(in thousands)

Machinery and equipment	$ 70,295	$ 72,273
Furniture and fixtures	10,844	10,110
Leasehold improvements	9,931	8,695
Buildings	5,706	5,707
Land	1,231	1,231
	98,007	98,016
Less accumulated depreciation	(53,995)	(55,352)
	$ 44,012	$ 42,664

NOTE 7. THE COMPANY AND SEGMENT INFORMATION:

Trimble is a designer and distributor of positioning products and applications enabled by GPS, optical, laser, and wireless communications technology. Trimble provides products for diverse applications in its targeted markets.

To achieve distribution, marketing, production, and technology advantages, Trimble manages its operations in the following four segments:

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

•
Advanced Devices — The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of Trimble’s total revenue, operating income and assets. This segment is comprised of the Component Technologies, Military and Advanced Systems, Applanix and Trimble Outdoors businesses.

Trimble evaluates each of its segment's performance and allocates resources based on segment operating income from operations before income taxes, and some corporate allocations. Trimble and each of its segments employ the same accounting policies.

In the first fiscal quarter of 2006, Trimble combined the operating results of Components Technologies and Portfolio Technologies and included the combined operating results in Advanced Devices. The change in presentation was made in recognition of the small size of each of the businesses relative to the total company. The presentation of prior period’s segment operating results has been changed to conform to the Company’s current segment presentation.

The following table presents revenues, operating income (loss), and identifiable assets for the four segments. Operating income (loss) is net revenue less operating expenses, excluding general corporate expenses, amortization, restructuring charges, non-operating income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker views by segment are accounts receivable and inventory.

	Reporting Segments
	Engineering and	Field	Mobile	Advanced
	Construction	Solutions	Solutions	Devices	Total
(In thousands)

Three Months Ended March 31, 2006
External net revenues	$ 146,733	$ 43,042	$ 12,607	$ 23,471	$ 225,853
Operating income before corporate allocations	26,377	13,908	223	2,323	42,831

Three Months Ended April 1, 2005
External net revenues	$ 120,198	$ 45,425	$ 7,401	$ 22,359	$ 195,383
Operating income (loss) before corporate allocations	21,490	15,577	(636)	3,232	39,663

As of March 31, 2006
Accounts receivable (1)	$ 121,517	$ 30,801	$ 9,883	$ 17,276	$ 179,477
Inventories	75,978	9,786	1,915	13,873	101,552

As of December 30, 2005
Accounts receivable (1)	$ 105,980	$ 21,823	$ 10,789	$ 14,033	$ 152,625
Inventories	80,590	11,790	1,983	13,488	107,851

(1)	As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

The following are reconciliations corresponding to totals in the accompanying condensed consolidated financial statements:

	March 31,	April 1,
Three Months Ended	2006	2005
(in thousands)
Operating income:
Total for reporting segments	$ 42,831	$ 39,663
Unallocated corporate expenses	(9,766)	(9,463)
Operating income from continuing operations	$ 33,065	$ 30,200

	March 31,	December 30,
As of	2006	2005
(in thousands)
Assets:
Accounts receivable total for reporting segments	$ 179,477	$ 152,625
Unallocated (1)	(8,085)	(7,525)
Total	$ 171,392	$ 145,100

(1) Includes trade-related accruals and cash received in advance that are not allocated by segment.

The distribution of Trimble’s gross consolidated revenue by segment is summarized in the table below. Gross consolidated revenue includes external and internal sales. Total external consolidated revenue is reported net of eliminations of internal sales between segments.

	Three Months Ended
	March 31,	April 1,
	2006	2005
(In thousands)

Engineering and Construction	$147,457	$123,290
Field Solutions	43,042	45,425
Mobile Solutions	12,607	7,401
Advanced Devices	23,471	22,369
Total Gross Consolidated Revenue	$226,578	$198,485
Eliminations	(724)	(3,102)
Total External Consolidated Revenue	$225,854	$195,383

NOTE 8. LONG-TERM DEBT:

Credit Facilities

On July 28, 2005, Trimble entered into a $200 million unsecured revolving credit agreement (“2005 Credit Facility”) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. The 2005 Credit Facility replaced the Company’s $175 million secured 2003 Credit Facility. The funds available under the new 2005 Credit Facility may be used by the Company for general corporate purposes and up to $25 million of the 2005 Credit Facility may be used for letters of credit.

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

At March 31, 2006, the Company had a zero balance outstanding under the 2005 Credit Facility and was in compliance with all financial covenants.

Promissory Note

As of March 31, 2006, the Company had other notes payable totaling approximately $0.6 million consisting of government loans to foreign subsidiaries.

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

Changes in the Company’s product warranty liability during the three months ended March 31, 2006 and April 1, 2005 are as follows:

	March 31, 2006	April 1, 2005
Three Months Ended
(In thousands)

Beginning balance	$7,466	$6,425
Warranties accrued	1,492	2,357
Warranty claims	(1,513)	(1,938)
Ending balance	$7,445	$6,844

The product warranty liability is classified as accrued warranty in the accompanying condensed consolidated balance sheets.

NOTE 10. EARNINGS PER SHARE:

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive Common Stock.

	March 31,	April 1,
Three Months Ended	2006	2005
(in thousands, except per share amounts)

Numerator:
Income available to common shareholders:
Used in basic and diluted earnings per share	$25,828	$17,439

Denominator:
Weighted-average number of common shares used in basic earnings per share	54,242	52,500
Effect of dilutive securities (using treasury stock method):
Common stock options	2,652	3,080
Common stock warrants	965	791
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	57,859	56,371

Basic earnings per share	$0.48	$0.33
Diluted earnings per share	$0.45	$0.31

NOTE 11. RESTRUCTURING CHARGES:

The Company did not record any restructuring charge during the first quarter of fiscal 2006. In the comparable first quarter of fiscal 2005, the Company recorded a restructuring charge of approximately $0.3 million associated with closure of one of its offices as a result of integration efforts of a previous acquisition. Payments of $0.1 million and $0.1 million were made during the three months period ending March 31, 2006 and April 1, 2005 relating to previous restructuring plans.  As of March 31, 2006, the remaining restructuring accrual balance is $0.2 million which is related to the office closure expected to be paid over the next several years. The restructuring accrual is included on the Condensed Consolidated Balance Sheets under the heading of “Accrued Liabilities.”

NOTE 12. COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax as follows:

Three Months Ended	March 31, 2006	April 1, 2005
(in thousands)
Net income	25,828	$ 17,439
Foreign currency translation adjustments, net of tax	1,295	(8,828)
Net gain (loss) on hedging transactions	-	118
Net unrealized loss on investments	(10)	(24)
Total comprehensive income	27,113	$ 8,705

The components of accumulated other comprehensive income, net of related tax as follows:

	March 31,	December 30,
As of	2006	2005
(in thousands)
Accumulated foreign currency translation adjustments	$ 20,799	$ 19,504
Accumulated net unrealized gain on investments	20	30
Total accumulated other comprehensive income	$ 20,819	$ 19,534

NOTE 13. LITIGATION:

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in “Risks and Uncertainties” below and elsewhere in this report as well as in the Company's Annual Report on Form 10-K for fiscal year 2005 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” ”will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See the discussion of our critical accounting policies under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for fiscal 2005.

RECENT BUSINESS DEVELOPMENTS

BitWyse Solutions, Inc.(BitWyse)

* On May 1, 2006, we acquired BitWyse Solutions, Inc. in an all-cash transaction. BitWyse is a provider of engineering & construction information management software dedicated to providing engineering companies and owner operators a competitive advantage. BitWyse’s performance will be reported under our Engineering and Constructions business segment.

Eleven Technology, Inc.(Eleven)

* On April 28, 2006, we acquired Eleven Technology, Inc. of Cambridge, Massachusetts in an all-cash transaction. Eleven is a mobile application software company with a leading market and technology position in the Consumer Packaged Goods (CPG) industry. Eleven’s performance will be reported under our Mobile Solutions business segment.

Quantm International, Inc. and Quantm Ltd. (Quantm)

* On April 6, 2006, we acquired privately-held Quantm International, Inc. and its subsidiary Quantm Ltd. of Australia. Quantm is a leading provider of transportation route optimization solutions used for planning highways, railways, pipelines and canals. Quantm’s innovative software system enables infrastructure planners to examine and select route corridors and alignments that simultaneously optimize construction costs, environmental restrictions, existing feature avoidance and legislative obligations. The improved solution for the proposed route may result in significant reductions to the customer in project planning time and cost. Quantm’s performance will be reported under our Engineering and Construction business segment.

XYZ of GPS, Inc.. (XYZ)

* On February 26, 2006, we acquired the assets of XYZ of Dickerson, Maryland. XYZ develops real-time Global Navigation Satellite System (GNSS) reference station, integrity monitoring and dynamic positioning software for meter, decimeter and centimeter applications. The purchase of XYZ’s intellectual property is expected to extend our product portfolio of infrastructure solutions by providing software that enhances differential GNSS correction systems used in marine aides to navigation, surveying, civil engineering, hydrography, mapping and Geographic Information System (GIS), and scientific applications. XYZ’s performance is reported under our Engineering and Construction business segment.

Advanced Public Safety, Inc. (APS)

* On December 30, 2005, we acquired APS of Deerfield Beach, Florida. APS provides mobile and handheld software products used by law enforcement, fire-rescue and other public safety agencies. With the APS acquisition, we plan to leverage our rugged mobile computing devices and our fleet management systems to provide complete mobile resource solutions for the public safety industry. APS is reported within our Mobile Solutions business segment.

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

	Three Months Ended
	March 31,	April 1,
	2006	2005
(Dollars in thousands)
Total consolidated revenue	$ 225,854	$ 195,383
Gross Margin	107,463	97,807
Gross Margin %	47.6%	50.1%
Total consolidated operating income	33,065	30,200
Operating Income %	14.6%	15.5%

Revenue

In the fiscal quarter ended March 31, 2006, total revenue increased by $30.5 million or 15.6%, as compared to the same corresponding period in fiscal 2005. The increase was primarily due to stronger performances in our Engineering and Construction and Mobile Solutions segments. The Engineering and Construction and Mobile Solutions segments increased $26.5 million and $5.2 million, respectively, compared to the same corresponding period in fiscal 2005. Revenue growth within these segments was primarily driven by new product introductions and increased penetration of existing markets. Both the Engineering and Construction and Mobile Solutions segments also benefited from the impact of acquisitions. This was partially offset by a $4.3 million decrease due to foreign currency fluctuations, primarily the strengthening of the dollar versus the Euro year over year.

During the first fiscal quarter of fiscal 2006, sales to customers in the United States represented 56%, Europe represented 25%, Asia Pacific represented 10% and other regions represented 9% of our total revenues. During the same corresponding period in fiscal 2005, sales to customers in the United States represented 54%, Europe represented 23%, Asia Pacific represented 11% and other regions represented 12% of our total revenues.

Gross Margin

Our gross margin varies due to a number of factors including product mix, pricing, distribution channel used, the effects of production volumes, new product start-up costs, and foreign currency translations. Gross margin as a percentage of total revenues was 47.6% and 50.1% for the first quarter of fiscal 2006 and 2005, respectively. The decrease was primarily due to the inclusion of CTCT transactions of $5.2 million that were not present in corresponding period in fiscal 2005, amortization of software-related acquired intangibles of $0.9 million and stock-based compensation expense of $0.3 million that were not included in gross margins during the first quarter of fiscal 2005. This was partially offset by improvements in product mix due to stronger sales of our new, higher margin products, and higher revenue.

Operating Income

Operating income as a percentage of total revenue was 14.6% and 15.5% for the first quarter of fiscal 2006 and 2005, respectively. The decrease is driven by the inclusion of CTCT transactions of $5.2 million that were not present in corresponding period in fiscal 2005 and stock-based compensation expense of $3.2 million that were not included in operating income during the first quarter of fiscal 2005. This was partially offset by an increase in revenues higher underlying gross margins and operating leverage.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Operating income (loss) equals net revenue less cost of sales and operating expenses, excluding general corporate expenses, amortization of purchased intangibles, restructuring charges, non-operating income (expense), and income taxes.

In the first fiscal quarter of 2006, we combined the operating results of Components Technologies and Portfolio Technologies and included the combined operating results in Advanced Devices. The change in presentation was made in recognition of the small size of each of the businesses relative to the total company. The presentation of prior period’s segment operating results has been changed to conform to our current segment presentation. We did not restate prior SEC filings to reflect this change in presentation.

The following table is a breakdown of revenue and operating income by segment (in thousands, except percentages):

	Three Months Ended
	March 31,	April 1,
	2006	2005

Engineering and Construction
Revenue	$ 146,733	$ 120,198
Segment revenue as a percent of total revenue	65%	62%
Operating income	$ 26,377	$ 21,490
Operating income as a percent of segment revenue	18%	18%
Field Solutions
Revenue	$ 43,042	$ 45,425
Segment revenue as a percent of total revenue	19%	23%
Operating income	$ 13,908	$ 15,577
Operating income as a percent of segment revenue	32%	34%
Mobile Solutions
Revenue	$ 12,607	$ 7,401
Revenue as a percent of total revenue	6%	4%
Operating income (loss)	$ 223	$ (636)
Operating income (loss) as a percent of segment revenue	2%	(9%)
Advanced Devices
Revenue	$ 23,471	$ 22,359
Segment revenue as a percent of total revenue	10%	11%
Operating income	$ 2,323	$ 3,232
Operating income as a percent of segment revenue	10%	14%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Three Months Ended	March 31, 2006	April 1, 2005
(In thousands)

Consolidated segment operating income	$ 42,831	$ 39,663
Unallocated corporate expense	(7,425)	(7,165)
Amortization of purchased intangible assets	(2,341)	(2,298)
Non-operating income (expense), net	2,807	(3,777)
Consolidated income before income taxes	$ 35,872	$ 26,423

Engineering and Construction

Engineering and Construction revenues increased by $26.5 million or 22.1% while segment operating income increased $4.9 million or 22.7% for the three months ended March 31, 2006 as compared to the same corresponding period in fiscal 2005. The revenue growth was driven by growth of existing products such as the Trimble S6, machine control products, and the Trimble R8 GPS System. Revenue growth was also attributed to the acquisitions during fiscal 2005. Segment operating income increased as a result of higher revenues and increased sales of higher margin products, partially offset by $4.9 million in net expenses related to CTCT transactions and $1.0 million in stock-based compensation expense that were not present in the first quarter of fiscal 2005.

Field Solutions

Field Solutions revenues decreased by $2.4 million or 5.2% while segment operating income decreased $1.7 million or 10.7% for the three months ended March 31, 2006 as compared to the same corresponding periods in fiscal 2005. Revenue decreased primarily due to lower sales of our agriculture products and the absence of strong introductory products such as the AgGPS® EZ-Guide® System and AgGPS® EZ-Steer™ Systems that were introduced in the first quarter of fiscal 2005, partially offset by increased sales of our geographic information systems products. The decrease in segment operating income was primarily due to lower revenues, shifts in product mix, $0.3 million in expenses related to CTCT transactions and $0.2 million in stock-based compensation expense that were not present in the first quarter of fiscal 2005.

Mobile Solutions

Mobile Solutions revenues increased by $5.2 million or 70.3% while segment operating income increased by $0.9 million or 135.1% for the three months ended March 31, 2006 as compared to the corresponding period in fiscal 2005. Revenues grew due to acquisitions made in fiscal 2005 that were not present in the first quarter of fiscal 2005, increased subscriber growth, an increase in sales to ready-mix suppliers, and increased sales from our dealer channel. Operating income increased for the first three months of fiscal 2006 versus the same period last year due to increased revenues, particularly high margin service revenues, partially offset by $0.2 million in stock-based compensation expense which was not present in the first quarter of fiscal 2005.

Advanced Devices

Advanced Devices revenues increased by $1.1 million or 5.0% while operating income decreased by $0.9 million or 28.1% for the three months ended March 31, 2006 as compared to the corresponding period in fiscal 2005. The increase in revenue was primarily due to stronger performance in our Applanix airborne products and in-vehicle navigation businesses which were offset by lower revenue in our timing and military advanced systems products. The decrease in operating income was primarily due to unfavorable product mix and $0.5 million in stock-based compensation which was not present in the first quarter of fiscal 2005.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended
	March 31,	April 1,
	2006	2005
(In thousands)

Research and development	$24,446	$21,828
Percentage of revenue	10.8%	11.2%
Sales and marketing	32,706	30,371
Percentage of revenue	14.5%	15.5%
General and administrative	15,761	12,832
Percentage of revenue	7.0%	6.6%
Total	$72,913	$65,031
Percentage of revenue	32.3%	33.3%

Overall, R&D, S&M, and G&A expense increased by approximately $7.9 million in the first quarter of fiscal 2006 compared to the same corresponding period in fiscal 2005. Included in the increase was approximately $2.9 million of stock-based compensation not included in the prior year period.

The increase in R&D expenses in the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005 was primarily due to the inclusion of expenses from acquisitions not applicable in the prior year in the amount of $0.9 million, $0.8 million increase in R&D equipment and materials related expenses, $0.6 million in stock-based compensation expense which was not present in the first quarter of fiscal 2005, and $0.5 million increase in salaries, partially offset by $0.6 million decrease due to foreign currency fluctuations. All of our R&D costs have been expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

The increase in S&M expenses in the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005 was primarily due to $1.0 million increase in tradeshow related expenses, $0.7 million in stock-based compensation expense which was not present in the first quarter of fiscal 2005, inclusion of expenses from acquisitions not applicable in the prior year in the amount of $0.6 million, and $0.2 million increase in salary related expenses, partially offset by $0.7 million decrease due to foreign currency fluctuations.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

The increase in G&A expenses in the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005 was primarily due to the inclusion of expenses from acquisitions not applicable in the prior year in the amount of $1.3 million and $1.6 million in stock-based compensation expense which was not present in the first quarter of fiscal 2005.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets included in operating expenses was $2.4 million, of which $0.9 million was recorded in cost of sales in the first quarter of fiscal 2006, compared with $2.3 million in the first quarter of fiscal 2005. The decrease was primarily due to certain acquired intangible assets that were fully amortized during the third quarter of fiscal 2005.

Restructuring Charges

We did not record any restructuring charge during the first quarter of fiscal 2006. In the comparable first quarter of fiscal 2005, we recorded a restructuring charge of approximately $0.3 million associated with closure of one of its offices as a result of integration efforts of a previous acquisition. Payments of $0.1 million and $0.1 million were made during the three months period ending March 31, 2006 and April 1, 2005 relating to previous restructuring plans.  As of March 31, 2006, the remaining restructuring accrual balance is $0.2 million which is related to the office closure expected to be paid over the next several years. The restructuring accrual is included on the Condensed Consolidated Balance Sheets under the heading of “Accrued Liabilities.”

Non-operating Income (Expense), Net

The components of non-operating income (expense), net, are as follows (in thousands):

	Three Months Ended

	March 31,	April 1,
	2006	2005
Interest income (expense), net	$ 434	$ (611)
Foreign currency transaction gain (loss), net	593	(157)
Income (expenses) for affiliated operations, net	1,616	(3,039)
Other income, net	164	30
Total non-operating income (expense), net	$ 2,807	$ (3,777)

Non-operating income (expense), net increased by $6.6 million or 173.7% during the first quarter of fiscal 2006, as compared with the corresponding period in fiscal 2005 primarily due to an increase in net interest income of $1.0 million as a result of the repayment of debt and interest earned on higher cash balances, an $4.6 million increase in income for affiliated operations as a result of $1.5 million increase in gains from our joint ventures and the absence of $3.1 million in transfer pricing expense with CTCT that were included in the first quarter of fiscal 2005 but now included in operating income and an increase of $0.8 million in foreign currency transaction gain.

Income Tax Provision

Our income tax provision reflects an effective tax rate of 28% for the three months ended March 31, 2006 and 34% for the three months ended April 1, 2005. The 2006 first fiscal quarter tax rate of 28% is lower than the 2005 first fiscal quarter tax rate due to the favorable outcome of an income tax audit which was partially offset by the impact of the accounting for stock based compensation in accordance with SFAS 123R. The fiscal year 2006 tax rate without the favorable outcome of the tax audit approximates 34%, which is the annual estimated effective tax rate that we expect for the balance of FY 2006. The effective tax rate could be affected by stock option activity, geographic mix of our pre-tax income, legislative changes, or changes to our existing valuation allowance or contingent tax liabilities.

Critical Accounting Policies

Stock-based Compensation
We have adopted the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method which requires the adoption of the accounting standard for fiscal periods beginning June 15, 2005. As a result, our financial statements for fiscal periods after December 30, 2005 will include stock-based compensation expenses that are not comparable to financial statements of fiscal periods prior to December 30, 2005. SFAS 123(R) requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service periods of the related employees’ in the Company’s Condensed Consolidated Statement of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Income because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

For options granted prior to October 1, 2005, the fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. For stock options granted on or after October 1, 2005, the fair value of each award is estimated on the date of grant using a binomial valuation model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For these reasons, we believe that the binomial model provides a fair value for stock options that is more representative of actual experience and future expected experience than the value calculated using the Black-Scholes model. The fair value of rights granted under the Employee Stock Purchase Plan is estimated at the date of grant using the Black-Scholes option-pricing model.

For the first quarter of fiscal 2006, we recognized $2.9 million in net stock-based compensation expense. This is compared to the first quarter of fiscal 2005’s pro forma net stock-based compensation expense of $3.1 million. As of March 31, 2006, the total unamortized stock option expense is $18.3 million with a weighted-average recognition period of 1.6 years.

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

LIQUIDITY AND CAPITAL RESOURCES

As of	March 31, 2006	December 30, 2005
(dollars in thousands)

Cash and cash equivalents	$ 97,648	$ 73,853
Accounts receivable days sales outstanding	57	66
Inventory turns per year	4	4
Total debt	$ 603	$ 649

Three Months Ended	March 31, 2006	April 1, 2005
(in thousands)

Net cash provided by (used in) operating activities	$ 16,877	$ (2,135)
Net cash used in investing activities	(7,244)	(14,436)
Net cash used in financing activities	11,100	(4,449)
Net increase (decrease) in cash and cash equivalents	23,795	(21,679)

Cash and Cash Equivalents

Our financial condition further strengthened at March 31, 2006. Cash and cash equivalents totaled $97.6 million compared to $73.9 million at December 30, 2005. We essentially have no debt at March 31, 2006.

* For the first three months of fiscal 2006, cash provided by operating activities was $16.9 million, compared to $2.1 million in cash used in operating activities during the first three months of fiscal 2005. This increase of $19.0 million was driven by a $8.4 million increase in net income and a reduction in inventory of $6.3 million for the first quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005. Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital. Our accounts receivable days for sales outstanding improved to 57 days at the end of the first quarter of fiscal 2006, from 66 days at the end of fiscal 2005. The decrease is due to increased collection efforts and improvement in monitoring of outstanding receivables. Our inventory turns was unchanged at four for the first three months of fiscal 2006 and at fiscal year end 2005.

We used $7.2 million in net cash for investing activities during the first three months of 2006, compared to $14.4 million in the first three months of 2005. The $7.2 million decrease was primarily due to a decrease of $8.9 million in cash used for acquisitions partially offset by an increase of $1.8 million in investment in capital equipment.

* We expect fiscal 2006 capital expenditures to be approximately $15 million to $20 million, primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

We generated $11.1 million in net cash from financing activities in the first three months of 2006, compared to $4.4 million in cash used during the first three months of 2005. The $15.5 million improvement was primarily due to a $10.1 million decrease in repayment of net debt, $3.9 million in excess tax benefits relating to stock-based compensation which was not present in the first quarter of fiscal 2005 and a $1.5 million increase in proceeds received from issuance of common stock.

* We believe that our cash and cash equivalents, together with our credit facilities ($200 million as of March 31, 2006), will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

Debt

At March 31, 2006, our total debt remained unchanged at approximately $0.6 million compared to the end of fiscal 2005. This relates to government loans to foreign subsidiaries.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (“2005 Credit Facility”) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. The 2005 Credit Facility replaces our $175 million secured 2003 Credit Facility. The funds available under the new 2005 Credit Facility may be used for our general corporate purposes and up to $25 million of the 2005 Credit Facility may be used for letters of credit. We incur a commitment fee if the 2005 Credit Facility is not used. The commitment fee is not material to our results during all periods presented. At March 31, 2006 and as of the date of this report, the Company has a zero balance outstanding under the 2005 Credit Facility and was in compliance with all financial covenants.

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

Market Interest Rate Risk

There has been no change to our market interest rate risk assessment.  Refer to our 2005 Annual Report on Form 10-K.

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

Foreign exchange forward contracts outstanding as of March 31, 2006 are summarized as follows (in thousands):

	March 31, 2006
	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(11,601)	$(194)
Sold	$29,603	$106

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

(b) Internal Control Over Financial Reporting.

The Company completed the implementation of a key module of its Enterprise Resource System during the fiscal quarter to which this report relates. The Company evaluated the potential impact to the effectiveness of the Company’s internal control over financial reporting prior to and subsequent to implementation. The Company has concluded that this change does not materially affect or is reasonably like to affect the Company’s internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

ITEM 1A. RISK FACTORS

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

The European governments have begun development of an independent satellite navigation system, known as Galileo. We have access to the preliminary signal design, which is subject to change. Although an operational Galileo system is several years away, if we are unable to timely develop a commercial product, it may have a materially adverse effect on our business and operating results.

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

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

The market price of our common stock has been, and may continue to be, highly volatile. During the first fiscal quarter of 2006, our stock price ranged from $45.05 to $35.02. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (7)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (9)
3.8	Amended and Restated Bylaws of the Company. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (10)
4.4	First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (4)
4.5	Form of Warrant to Purchase Shares of Common Stock dated January 14, 2002. (5)
4.6	Form of Warrant dated April 12, 2002. (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4, 2006. (11)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4, 2006. (11)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 4, 2006. (11)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 4, 2006. (11)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant's Current Report on Form 8-K filed on January 16, 2002.
(5)	Incorporated by reference to exhibit number 4.2 to the registrant's Current Report on Form 8-K filed on January 16, 2002.
(6)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(7)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(8)	Incorporated by reference to exhibit number 3.8 to the registrant’s Annual Report on Form 10-K for the year ended January 2, 2004.
(9)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(10)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   TRIMBLE NAVIGATION LIMITED
(Registrant)

                By:   /s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
        (Authorized Officer and Principal
                Financial Officer)

DATE: May 4, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (7)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (9)
3.8	Amended and Restated Bylaws of the Company. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (10)
4.4	First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (4)
4.5	Form of Warrant to Purchase Shares of Common Stock dated January 14, 2002. (5)
4.6	Form of Warrant dated April 12, 2002. (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4, 2006. (11)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4, 2006. (11)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 4, 2006. (11)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 4, 2006. (11)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant's Current Report on Form 8-K filed on January 16, 2002.
(5)	Incorporated by reference to exhibit number 4.2 to the registrant's Current Report on Form 8-K filed on January 16, 2002.
(6)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(7)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(8)	Incorporated by reference to exhibit number 3.8 to the registrant’s Annual Report on Form 10-K for the year ended January 2, 2004.
(9)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(10)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(11)	Filed herewith.