Form 10-Q
period 2006-06-30
TRIMBLE NAVIGATION LTD /CA/
filed 2006-08-07
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒  Accelerated Filer ☐  Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of August 1, 2006, there were 55,109,638 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter ended June 30, 2006

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 30,
	2006	2005
(In thousands)	(UNAUDITED)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$107,726	$73,853
Accounts receivable, net	171,942	145,100
Other receivables	9,336	6,489
Inventories, net	113,925	107,851
Deferred income taxes	19,015	18,504
Other current assets	9,587	8,580
Total current assets	431,531	360,377
Property and equipment, net	47,278	42,664
Goodwill and other purchased intangible assets, net	370,946	313,456
Deferred income taxes	6,483	3,580
Other assets	24,166	23,011
Total non-current assets	448,873	382,711
Total assets	$880,404	$743,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$431	$216
Accounts payable	47,984	45,206
Accrued compensation and benefits	38,152	36,083
Accrued liabilities	22,686	16,189
Deferred revenue	24,502	12,588
Accrued warranty expense	7,475	7,466
Deferred income taxes	3,996	4,087
Income taxes payable	28,497	24,922
Total current liabilities	173,723	146,757
Non-current portion of long-term debt	459	433
Deferred income tax	14,373	5,602
Other non-current liabilities	27,110	19,041
Total liabilities	215,665	171,833

Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	--	--
Common stock, no par value; 90,000 shares authorized;55,031 and 53,910 shares issued and outstanding at June 30, 2006 and December 30, 2005, respectively	413,619	384,196
Retained earnings	221,857	167,525
Accumulated other comprehensive income	29,263	19,534
Total shareholders' equity	664,739	571,255
Total liabilities and shareholders' equity	$880,404	$743,088
(1)	Derived from the December 30, 2005 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2005.
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
(In thousands, except per share data)

Revenue (1)	$245,326	$204,225	$471,180	$399,608
Cost of sales (1)	123,670	101,818	242,061	199,394
Gross margin	121,656	102,407	229,119	200,214

Operating expenses
Research and development	27,607	20,865	52,053	42,693
Sales and marketing	35,747	28,704	68,453	59,075
General and administrative	16,205	11,924	31,966	24,756
Restructuring charges	-	-	-	278
In-process research and development	1,020	-	1,020	-
Amortization of purchased intangible assets	2,408	2,177	3,893	4,475
Total operating expenses	82,987	63,670	157,385	131,277
Operating income	38,669	38,737	71,734	68,937
Non-operating income (expense), net
Interest income (expense), net	598	(419)	1,032	(1,030)
Foreign currency transaction gain, net	334	163	927	6
Income (expense) for affiliated operations, net	1,575	(2,499)	3,191	(5,538)
Other income, net	18	138	182	168
Total non-operating income (expense), net	2,525	(2,617)	5,332	(6,394)
Income before taxes	41,194	36,120	77,066	62,543
Income tax provision	12,691	12,333	22,735	21,317
Net income	$28,503	$23,787	$54,331	$41,226

Basic earnings per share	$0.52	$0.45	$1.00	$0.78
Shares used in calculating basic earnings per share	54,847	52,959	54,544	52,729

Diluted earnings per share	$0.49	$0.42	$0.94	$0.73
Shares used in calculating diluted earnings per share	58,128	57,057	57,761	56,780
(1)  Sales to related parties were $5.5 million and $2.5 million for the three months period ended June 30, 2006 and July 1, 2005, respectively, while cost of sales to those related parties were $3.2 million and $1.0 million for the comparable periods. Sales to related parties were $10.4 million and $4.7 million for the six month period ended June 30, 2006 and July 1, 2005, respectively, while cost of sales to those related parties were $6.2 million and $2.0 million for the comparable periods.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,	July 1,
	2006	2005
(In thousands)

Cash flow from operating activities:
Net income	$54,331	$41,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,489	4,890
Amortization expense	6,145	4,548
Provision for doubtful accounts	95	(678)
Amortization of debt issuance cost	90	244
Deferred income taxes	(1,678)	3,846
Stock-based compensation	6,489	-
In-process research and development	1,020	-
Excess tax benefit for stock-based compensation	(4,770)	-
Other	262	(48)
Add decrease (increase) in assets:
Accounts receivable, net	(19,417)	(26,986)
Other receivables	(2,649)	1,709
Inventories	(2,860)	(4,061)
Other current and non-current assets	(2,097)	(1,452)
Add increase (decrease) in liabilities:
Accounts payable	1,386	(1,997)
Accrued compensation and benefits	1,185	158
Accrued liabilities	(2,138)	300
Deferred gain on joint venture	-	124
Deferred revenue	9,862	2,210
Income taxes payable	7,624	12,537
Net cash provided by operating activities	59,369	36,570

Cash flow from investing activities:
Acquisitions, net of cash acquired	(38,137)	(20,233)
Acquisition of property and equipment	(10,943)	(7,734)
Dividends received	-	515
Costs of capitalized patents	-	(89)
Net cash used in investing activities	(49,080)	(27,541)

Cash flow from financing activities:
Issuance of common stock	17,162	15,453
Excess tax benefit for stock-based compensation	4,770	-
Proceeds from long-term debt and revolving credit lines	-	6,000
Payments on long-term debt and revolving credit lines	-	(44,250)
Other	(777)	307
Net cash provided (used) in financing activities	21,155	(22,490)

Effect of exchange rate changes on cash and cash equivalents	2,429	(1,551)

Net increase (decrease) in cash and cash equivalents	33,873	(15,012)
Cash and cash equivalents, beginning of period	73,853	71,872
Cash and cash equivalents, end of period	$107,726	$56,860
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

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2005 was December 30. The second fiscal quarters of 2006 and 2005 ended on June 30, 2006 and July 1, 2005, respectively. Fiscal 2006 and 2005 are 52-week years. Unless otherwise stated, all dates refer to its fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of Trimble and its subsidiaries. Inter-company accounts and transactions have been eliminated. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

The accompanying financial data as of June 30, 2006 and for the three and six months ended June 30, 2006 and July 1, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with Trimble’s 2005 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2006, results of operations for the three and six months ended June 30, 2006 and July 1, 2005 and cash flows for the six months ended June 30, 2006 and July 1, 2005, as applicable, have been made. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Trimble’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. In the first quarter of fiscal 2006, the Company changed its critical accounting policy related to stock-based compensation. See Note 2 to the Notes to the Condensed Consolidated Financial Statements for additional information. For more information on the Company’s significant accounting principles, refer to Trimble’s 2005 Annual Report on Form 10-K.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, “Accounting for Income Taxes.”  Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits.    FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  For Trimble, FIN 48 will be effective for our 2007 fiscal year.  Differences between the amounts recognized in the statements of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings.    The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements.   Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings.

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

Trimble has adopted SFAS 123(R) using the modified prospective method which requires the adoption of the accounting standard for fiscal years beginning after June 15, 2005. As a result, the Company’s financial statements for fiscal periods after December 30, 2005 include stock-based compensation expenses that are not comparable to financial statements of fiscal periods prior to December 30, 2005. SFAS 123(R) requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s Condensed Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Income because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

See Note 3 to the Notes to the Condensed Consolidated Financial Statements for additional information.

NOTE 3. STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), "Accounting for Stock-Based Compensation" and “Statement of Financial Accounting Standards No. 148” (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure,” Trimble applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB 25”) and related interpretations in accounting for its stock option plans and stock purchase plan prior to fiscal 2006. Accordingly, Trimble did not recognize compensation cost for stock-based compensation prior to fiscal 2006. For periods subsequent to fiscal 2005, Trimble recognized expense related to stock-based compensation in accordance with SFAS 123(R)

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Condensed Consolidated Statements of Income in accordance with SFAS 123(R) for the three and six months ended June 30, 2006 and July 1, 2005.

		Three Months Ended		Six Months Ended
		June 30,	July 1,	June 30,	July 1,
		2006	2005	2006	2005
(in thousands)

Cost of sales		$309	$-	$596	-

Research & development		667	-	1,306	-
Sales & marketing		711	-	1,452	-
General & administrative		1,572	-	3,134	-
Stock-based compensation expense included in operating expenses		2,950	-	5,892	-

Total stock-based compensation		3,259	-	6,489	-
Tax benefit	(1)	(294)	-	(588)	-
Total stock-based compensation, net of tax		$2,965	$-	$5,901	-

(1) Tax benefit related to non-qualified options only as allowed by the applicable tax requirements using the statutory tax rate as of the three and six months ended June 30, 2006.

The table below provides pro forma information for the three and six months ended July 1, 2005 as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan in accordance with SFAS 123.

		Three Months Ended	Six Months Ended
		July 1,	July 1,
		2005	2005
(in thousands, except per share amounts)

Net income - as reported		$23,787	$41,226
Stock-based compensation expense, net of tax	(2)	2,745	5,808
Net income - pro forma		$21,042	$35,418

Basic earnings per share - as reported		$0.45	$0.78
Basic earnings per share - pro forma		$0.40	$0.67

Diluted earnings per share - as reported		$0.42	$0.73
Diluted earnings per share - pro forma		$0.37	$0.62

(2) Includes compensation expense for employee stock purchase plan for the three and six months ended July 1, 2005 and reduction of tax benefits for stock-based compensation other than non-qualified stock options which were not included in the pro forma disclosure of Trimble’s second quarter of fiscal 2005 Form 10-Q. Tax benefit relates to non-qualified options only as allowed by the applicable tax requirements using the statutory tax rate as of the second quarter of fiscal 2005.

OPTIONS

Stock option expense recognized during the period is based on the value of the portion of share-based payment awards that is expected to vest during the period. Stock option expense recognized in the Company’s Condensed Consolidated of Income for the three and six months ended June 30, 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock options granted subsequent to December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock option to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock options granted on or prior to December 30, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all stock options granted subsequent to December 30, 2005 is recognized using the straight-line single-option method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Stock Option Plans

Trimble issues new shares upon exercises of stock options related to the following plans.

2002 Stock Plan

In 2002, Trimble’s Board of Directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan, as amended to date and approved by shareholders, provides for the granting of incentive and non-statutory stock options for up to 6,000,000 shares plus any shares currently reserved but unissued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. The exercise price of non-statutory stock options issued under the 2002 Plan must be at least 85% of the fair market value of Common Stock on the date of grant.

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

Option Activity

Activity during the first six months of fiscal 2006 under the combined plans was as follows:

	June 30, 2006
Six Months Ended	Options	Weighted average exercise price
(In thousands, except for per share data)

Outstanding at December 30, 2005	6,414	$18.70
Granted	131	40.46
Exercised	(857)	14.41
Forfeited/Cancelled/Expired	(38)	23.69
Outstanding at June 30, 2006	5,650	19.82

Options Outstanding and Exercisable

Exercise prices for options outstanding and exercisable as of June 30, 2006, ranged from $5.33 to $48.11. Options outstanding and exercisable consist of fully vested options and options expected to vest at June 30, 2006. The aggregate intrinsic value is the total pretax intrinsic value based on the Company’s closing stock price of $44.64 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise Price	Remaining	Intrinsic
	Of Shares	per Share	Contractual Term	Value
			(in years)	(in thousands)
Options Outstanding and Expected to Vest	5,512,221	$19.58	5.6	$138,185
Options Exercisable	3,389,809	15.01	5.0	100,444

As of June 30, 2006, the total unamortized stock option expense is $16.1 million with weighted-average recognition period of 1.5 years.

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

Under the binomial models and Black-Scholes, the estimated values of each employee stock option granted during the second quarter of fiscal 2006 and 2005 were $17.93 and $17.67, respectively. The value of each option grant is estimated on the date of grant using the binomial model for options granted during the second quarter of fiscal 2006 and the Black-Scholes option pricing model for options granted during the second quarter of fiscal 2005 and with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Expected dividend yield	--	--	--	--
Expected stock price volatility	42.0%	41.8%	42.0%	49.6%
Risk free interest rate	4.5%	3.9%	4.5%	4.0%
Expected life of options (in years)	4.6	4.8	4.6	4.8

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 5,775,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. The Purchase Plan terminates on September 8, 2008.

Valuation Assumptions

The fair value of rights granted under the Employee Stock Purchase Plan is estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used at June 30, 2006 and July 1, 2005:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Expected dividend yield	--	--	--	--
Expected stock price volatility	34.9%	35.1%	34.9%	35.1%
Risk free interest rate	4.4%	3.4%	4.4%	3.4%
Expected life of purchase	0.5	0.5	0.5	0.5

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

Beginning in the first fiscal quarter of 2006, Trimble included the impact of certain transactions with CTCT in revenue and cost of sales. Revenue and cost of sales were recorded for the manufacturing of products that are sold to CTCT and then sold through the Caterpillar distribution channel. Cost of sales transactions also include the purchasing of products from CTCT at a higher price than Trimble's original manufacturing costs for products sold through the Trimble distribution channel. Prior to the first fiscal quarter of 2006, these transactions were included in expenses for affiliated operations, net in the non-operating income (expense), net section of the Consolidated Statements of Income. The change in presentation resulted from the Company’s assessment of CTCT’s advancement and ability to function as a stand-alone company. In addition, the Company’s exclusive manufacturing agreement with CTCT ended during fiscal 2005. As a result, during the first quarter of fiscal 2006, the Company deemed transactions between CTCT and Trimble to be arms-length and concluded they should be presented similarly to other vendor and customer relationships. The impact of this change in presentation was a $5.1 million decrease and $10.4 million decrease in gross margins for the three and six month periods ended June 30, 2006. There was no impact on net income.

Trimble received reimbursement of employee-related costs from CTCT for Trimble employees dedicated to CTCT or performing work for CTCT totaling $3.5 million and $2.5 million for the three months ended June 30, 2006 and July 1, 2005, respectively, and $6.9 million and $5.1 million for the six months ended June 30, 2006 and July 1, 2005, respectively. The reimbursements were offset against operating expenses.

	June 30,	July 1,
Three Months Ended	2006	2005
(In millions)

CTCT incremental pricing effects, net	$-	$3.0
Trimble's 50% share of CTCT's reported (gain) loss	(1.4)	(0.8)
Total CTCT expense (income) for affiliated operations, net	$(1.4)	$2.2

	June 30,	July 1,
Six Months Ended	2006	2005
(In millions)

CTCT incremental pricing effects, net	$-	$6.1
Trimble's 50% share of CTCT's reported (gain) loss	(3.0)	(1.1)
Total CTCT expense (income) for affiliated operations, net	$(3.0)	$5.0

The net outstanding balance due from CTCT was $0.2 million at June 30, 2006 and at December 30, 2005 and is included in account receivables, net. As of June 30, 2006, dividend receivable from CTCT was $3.4 million and was included in other receivables.

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

Trimble has adopted the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture to be reported by Trimble in the Non-operating section of the Condensed Consolidated Statement of Income under the heading of “Expenses for affiliated operations, net.” For the three months ended June 30, 2006 and July 1, 2005, Trimble reported a profit of $0.2 million and a loss of $0.3 million, respectively, and a profit of approximately $0.2 million and a loss of $0.5 million for the six months ending June 30, 2006 and July 1, 2005, as its proportionate share of the results of the joint venture.  In the second quarter of fiscal 2006, Trimble began recording its proportionate share of profit or loss in the joint venture one month in arrears.  The impact is not considered to be material. At June 30, 2006, the net receivable from Nikon-Trimble to Trimble, related to the purchase and sale of products from and to Nikon-Trimble, is $1.7 million and was recorded within accounts receivable, net on the Condensed Consolidated Balance Sheet.  At December 30, 2005, the net payable by Trimble to Nikon-Trimble is $2.0 million and was recorded within accounts payable on the Condensed Consolidated Balance Sheets. The carrying amount of the investment in Nikon Trimble was approximately $13.2 million at June 30, 2006 and $12.9 million at December 30, 2005 and is recorded in other long-term assets on the Condensed Consolidated Balance Sheets.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS:

Intangible Assets

Intangible Assets consisted of the following:

	June 30,	December 30,
As of	2006	2005
(in thousands)

Intangible assets:
Intangible assets with definite life:
Existing technology	$71,185	$48,100
Trade names, trademarks, patents, and other intellectual properties	27,980	26,808
Total intangible assets with definite life	99,165	74,908
Less accumulated amortization	(54,801)	(47,598)
Total net intangible assets	$44,364	$27,310

Goodwill

Goodwill, by reporting segment, consisted of the following:

	June 30,	December 30,
As of	2006	2005
(in thousands)

Engineering and Construction	$256,177	$229,176
Mobile Solutions	56,996	44,118
Advanced Devices	13,409	12,852

Total Goodwill	$326,582	$286,146

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS:

Inventories consisted of the following:

	June 30,	December 30,
As of	2006	2005
(in thousands)
Raw materials	$62,930	$52,199
Work-in-process	7,919	7,249
Finished goods	43,075	48,403
	$113,925	$107,851

Property and equipment consisted of the following:

	June 30,	December 30,
As of	2006	2005
(in thousands)

Machinery and equipment	$76,511	$72,273
Furniture and fixtures	11,463	10,110
Leasehold improvements	10,056	8,695
Buildings	5,707	5,707
Land	1,231	1,231
	104,968	98,016
Less accumulated depreciation	(57,690)	(55,352)
	$47,278	$42,664

NOTE 7. THE COMPANY AND SEGMENT INFORMATION:

Trimble is a designer and distributor of positioning products and applications enabled by GPS, optical, laser, and wireless communications technology. The Company provides products for diverse applications in its targeted markets.

To achieve distribution, marketing, production, and technology advantages, the Company manages its operations in the following four segments:

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

In the first quarter of 2006, Trimble combined the operating results of the former Components Technologies and Portfolio Technologies segments and included the combined operating results in the Advanced Devices segment. The change in presentation was made in recognition of the small size of each of the businesses relative to the total company. The presentation of prior period’s segment operating results has been changed to conform to the Company’s current segment presentation.

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

	Reporting Segments
	Engineering and	Field	Mobile	Advanced
	Construction	Solutions	Solutions	Devices	Total
(In thousands)

Three Months Ended June 30, 2006
External net revenues	$168,041	$36,320	$14,851	$26,114	$245,326
Operating income before corporate allocations	38,803	11,299	374	2,243	52,719

Three Months Ended July 1, 2005
External net revenues	$141,096	$32,187	$6,437	$24,505	$204,225
Operating income (loss) before corporate allocations	37,173	8,044	(1,879)	4,578	47,916

Six Months Ended June 30, 2006
External net revenues	$314,775	$79,363	$27,458	$49,584	$471,180
Operating income before corporate allocations	65,182	25,207	597	4,566	95,552

Six Months Ended July 1, 2005
External net revenues	$261,294	$77,612	$13,838	$46,864	$399,608
Operating income (loss) before corporate allocations	58,663	23,621	(2,515)	7,810	87,579

As of June 30, 2006
Accounts receivable (1)	$130,561	$23,280	$10,891	$16,516	$181,248
Inventories	83,947	12,377	2,388	15,213	113,925

As of December 30, 2005
Accounts receivable (1)	$105,980	$21,823	$10,789	$14,033	$152,625
Inventories	80,590	11,790	1,983	13,488	107,851

(1)	As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

The following are reconciliations corresponding to totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
(In thousands)

Operating income:
Total for reportable divisions	$52,719	$47,916	$95,552	$87,579
Unallocated corporate expenses	(14,050)	(9,179)	(23,818)	(18,642)
Operating income	$38,669	$38,737	$71,734	$68,937

	June 30,	December 30,
As of	2006	2005
(in thousands)
Assets:
Accounts receivable total for reporting segments	$181,248	$152,625
Unallocated (1)	(9,306)	(7,525)
Total	$171,942	$145,100

(1)  Includes trade-related accruals, allowances, and cash received in advance that are not allocated by segment.

The distribution of Trimble’s gross consolidated revenue by segment is summarized in the table below. Gross consolidated revenue includes external and internal sales. Total external consolidated revenue is reported net of eliminations of internal sales between segments.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
(In thousands)

Engineering and Construction	$169,102	$141,868	$316,560	$265,156
Field Solutions	36,320	32,186	79,362	77,613
Mobile Solutions	14,851	6,437	27,458	13,838
Advanced Devices	26,114	24,552	49,586	46,921
Total Gross Consolidated Revenue	$246,387	$205,043	$472,966	$403,528
Eliminations	(1,061)	(818)	(1,786)	(3,920)
Total External Consolidated Revenue	$245,326	$204,225	$471,180	$399,608

NOTE 8. LONG TERM DEBT

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
At June 30, 2006, the Company had a zero balance outstanding under the 2005 Credit Facility and was in compliance with all financial covenants.

Notes Payable

As of June 30, 2006, the Company had other notes payable totaling approximately $0.9 million consisting of government loans to foreign subsidiaries and loans assumed from acquisitions.

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

Changes in the Company’s product warranty liability during the three and six months ended June 30, 2006 and July 1, 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
(In thousands)

Beginning balance	$7,445	$6,844	$7,466	$6,425
Warranty accrued	1,413	1,802	3,257	4,159
Warranty claims	(1,383)	(1,454)	(3,248)	(3,392)
Ending Balance	$7,475	$7,192	$7,475	$7,192

The product warranty liability is classified as accrued warranty in the accompanying condensed consolidated balance sheets.

NOTE 10. EARNINGS PER SHARE:

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive Common Stock.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
(In thousands, except per share amounts)

Numerator:
Income available to common shareholders:
Used in basic and diluted earnings per share	$28,503	$23,787	$54,331	$41,226

Denominator:
Weighted average number of common shares used in basic earnings per share	54,847	52,959	54,544	52,729
Effect of dilutive securities (using treasury stock method):
Common stock options	2,634	3,215	2,679	3,246
Common stock warrants	647	883	538	805
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	58,128	57,057	57,761	56,780

Basic earnings per share	$0.52	$0.45	$1.00	$0.78
Diluted earnings per share	$0.49	$0.42	$0.94	$0.73

NOTE 11. RESTRUCTURING CHARGES:

The Company did not record any restructuring charge during the second quarter of fiscal 2006 and fiscal 2005. Payments of $0.1 million and $0.2 million, and $0.2 million and $0.3 million, were made during the three and six months ended June 30, 2006 and July 1, 2005, respectively, relating to previous restructuring plans.  As of June 30, 2006, the remaining restructuring accrual balance is $0.2 million which relates to the closure of one of Trimble’s sales offices and is expected to be paid over the next several years. The restructuring accrual is included on the Condensed Consolidated Balance Sheets under the heading of “Accrued Liabilities”.

NOTE 12. COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax in the Condensed Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
(In thousands)

Net income	$28,503	$23,787	$54,331	$41,226
Foreign currency translation adjustments	8,448	(13,966)	9,743	(22,794)
Net gain (loss) on hedging transactions	-	(226)	-	(108)
Net unrealized gain (loss) on investments	(4)	17	(14)	(7)
Comprehensive income	$36,947	$9,612	$64,060	$18,317

The components of accumulated other comprehensive income, net of related tax in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 30,
As of	2006	2005
(In thousands)

Accumulated foreign currency translation adjustments	$29,247	$19,504
Accumulated net unrealized gain on investments	16	30
Total accumulated other comprehensive income	$29,263	$19,534

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

RECENT BUSINESS DEVELOPMENTS

BitWyse Solutions, Inc.

On May 1, 2006, we acquired BitWyse Solutions, Inc. in an all-cash transaction. BitWyse is a provider of engineering & construction information management software dedicated to providing engineering companies and owner operators a competitive advantage. BitWyse’s performance is reported under our Engineering and Constructions business segment.

Eleven Technology, Inc.

On April 28, 2006, we acquired Eleven Technology, Inc. of Cambridge, Massachusetts in an all-cash transaction. Eleven is a mobile application software company with a leading market and technology position in the Consumer Packaged Goods or, CPG, industry. Eleven’s performance is reported under our Mobile Solutions business segment.

Quantm International, Inc.

On April 5, 2006, we acquired privately-held Quantm International, Inc. a leading provider of transportation route optimization solutions used for planning highways, railways, pipelines and canals. Quantm’s innovative software system enables infrastructure planners to examine and select route corridors and alignments that simultaneously optimize construction costs, environmental restrictions, existing feature avoidance and legislative obligations. The improved solution for the proposed route may result in significant reductions to the customer in project planning time and cost. Quantm’s performance is reported under our Engineering and Construction business segment.

XYZ of GPS, Inc..

On February 26, 2006, we acquired the assets of XYZ of Dickerson, Maryland. XYZ develops real-time Global Navigation Satellite System or, GNSS, reference station, integrity monitoring and dynamic positioning software for meter, decimeter and centimeter applications. The purchase of XYZ’s intellectual property is expected to extend our product portfolio of infrastructure solutions by providing software that enhances differential GNSS correction systems used in marine aides to navigation, surveying, civil engineering, hydrography, mapping and Geographic Information System or, GIS, and scientific applications. XYZ’s performance is reported under our Engineering and Construction business segment.

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

MobileTech Solutions, Inc.

On October 25, 2005, we acquired MobileTech Solutions, Inc. of Plano, Texas. MobileTech Solutions provides field workforce automation solutions and has a leading market position in the Direct Store Delivery or, DSD, market. We expect the MobileTech Solutions acquisition to extend our portfolio of fleet management and field workforce applications. MobileTech Solutions’ performance is reported under our Mobile Solutions business segment.

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

The effects of these acquisitions were not material to our overall results during all periods presented.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
(in thousands)
Total consolidated revenue	$245,326	$204,225	$471,180	$399,608
Gross margin	121,656	102,407	229,119	200,214
Gross margin %	49.6%	50.1%	48.6%	50.1%
Total consolidated operating income	38,669	38,737	71,734	68,937
Operating income %	15.8%	19.0%	15.2%	17.3%

Revenue

In the three months ended June 30, 2006, total revenue increased by $41.1 million or 20%, as compared to the same corresponding period in fiscal 2005. The increase was primarily due to stronger performances in our Engineering and Construction and Mobile Solutions segments. The Engineering and Construction and Mobile Solutions segments increased $26.9 million and $8.4 million, respectively, compared to the same corresponding period in fiscal 2005. Revenue growth within these segments was primarily driven by new product introductions and increased penetration of existing markets. Both segments also benefited from acquisitions.

In the six months ended June 30, 2006, total revenue increased by $71.6 million or 18%, as compared to the same corresponding period in fiscal 2005. The increase was primarily due to stronger performances in our Engineering and Construction and Mobile Solutions segments. The Engineering and Construction and Mobile Solutions segments increased $53.5 million and $13.6 million, respectively, compared to the same corresponding period in fiscal 2005. Revenue growth within these segments was primarily driven by new product introductions and increased penetration of existing markets, as well as the impact of acquisitions for the six month period ended June 30, 2006 that were not applicable in the comparable period in 2005.

During the second fiscal quarter of fiscal 2006, sales to customers in the United States represented 55%, Europe represented 25%, Asia Pacific represented 11% and other regions represented 9% of our total revenues. During the same corresponding period in fiscal 2005, sales to customers in the United States represented 54%, Europe represented 25%, Asia Pacific represented 11% and other regions represented 10% of our total revenues.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel used, the effects of production volumes, new product start-up costs, and foreign currency translations. Gross margin as a percentage of total revenues was 49.6% and 48.6% for the three and six months ended June 30, 2006, respectively, compared to 50.1% for the three and six months ended July 1, 2005. Gross margin for the three months ended June 30, 2006 decreased primarily due to the impact of CTCT transactions of $5.1 million previously recorded in non-operating expenses, amortization of software-related purchased intangibles of $1.3 million and stock-based compensation expense of $0.3 million that were not included in gross margin during the second quarter of fiscal 2005, for a total impact of 2.7%. Gross margin for the six months ended June 30, 2006 decreased primarily due to the impact of CTCT transactions of $10.4 million previously recorded in non-operating expenses, amortization of software-related purchased intangibles of $2.2 million and stock-based compensation expense of $0.6 million that were not included in gross margin during the same period in fiscal 2005, for a total impact of 2.8%. Underlying margins increased due to stronger sales of our new, higher margin products, and higher revenue.

Operating Income

Operating income as a percentage of total revenue was 15.8% and 19.0% for the second quarter of fiscal 2006 and 2005, respectively and 15.2% and 17.3% for the first six months of fiscal 2006 and 2005, respectively. The decrease in operating income for the three months ended June 30, 2006 compared to the corresponding period last year is driven by the impact of CTCT transactions of $5.1 million and stock-based compensation expense of $3.3 million that were not included in operating income during the second quarter of fiscal 2005. In addition, expenses related to acquisitions, namely amortization of purchased intangibles and purchased in-process research and development expenses, increased by $2.6 million versus the same period last year. The decrease in operating income for the six months ended June 30, 2006 is driven by the impact of CTCT transactions of $10.4 million and stock-based compensation expense of $6.5 million that were not included in operating income during the same period last year. In addition, expenses related to acquisitions, namely amortization of purchased intangibles and purchased in-process research and development expenses, increased by $2.6 million versus the same period last year. The fluctuations for both three and six month periods ended June 30, 2006 were partially offset by an increase in revenue and an increase in the underlying gross margins.

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

In the first fiscal quarter of 2006, we combined the operating results of the former Components Technologies and Portfolio Technologies segments and included the combined operating results in the Advanced Devices segment. The change in presentation was made in recognition of the small size of each of the businesses relative to the total company. The presentation of prior period’s segment operating results has been changed to conform to our current segment presentation.

The following table is a breakdown of revenue and operating income by segment (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Engineering and Construction
Revenue	$168,041	$141,096	$314,775	$261,294
Segment revenue as a percent of total revenue	68%	69%	67%	65%
Operating income	$38,803	$37,173	$65,182	$58,663
Operating income as a percent of segment revenue	23%	26%	21%	22%
Field Solutions
Revenue	$36,320	$32,187	$79,363	$77,612
Segment revenue as a percent of total revenue	15%	16%	17%	19%
Operating income	$11,299	$8,044	$25,207	$23,621
Operating income as a percent of segment revenue	31%	25%	32%	30%
Mobile Solutions
Revenue	$14,851	$6,437	$27,458	$13,838
Revenue as a percent of total revenue	6%	3%	6%	4%
Operating income (loss)	$374	$(1,879)	$597	$(2,515)
Operating income (loss) as a percent of segment revenue	3%	(29%)	2%	(18%)
Advanced Devices
Revenue	$26,114	$24,507	49,584	46,864
Segment revenue as a percent of total revenue	11%	12%	11%	12%
Operating income	$2,243	$4,578	$4,566	$7,810
Operating income as a percent of segment revenue	9%	19%	9%	17%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
(In thousands)

Consolidated segment operating income	$52,719	$47,916	$95,552	$87,579
Unallocated corporate expense	(9,287)	(7,002)	(16,716)	(13,889)
Amortization of purchased intangible assets	(3,742)	(2,177)	(6,082)	(4,475)
In-process research and development expense	(1,020)	--	(1,020)
Restructuring charges	--	--	--	(278)
Non-operating income (expense), net	2,524	(2,617)	5,332	(6,394)
Consolidated income before income taxes	$41,194	$36,120	$77,066	$62,543

Engineering and Construction

Engineering and Construction revenues increased by $26.9 million or 19% and $53.5 million or 20% while segment operating income increased $1.6 million or 4% and $6.5 million or 11% for the three and six months ended June 30, 2006 as compared to the same corresponding periods in fiscal 2005.

The revenue growth for both the three and six months ended June 30, 2006 was driven by a steady market, strong sales of new products and aggressive marketing programs. In addition, for the three months ended June 30, 2006 segment operating income increased as a result of higher revenues and increased sales of higher margin products, partially offset by $4.9 million in expenses related to CTCT transactions and $1.1 million in stock-based compensation expense that were not present in the corresponding period of fiscal 2005, as well as higher costs incurred due to meeting the requirements of a European lead free initiative (known as RoHS). For the six months ended June 30, 2006 segment operating income increased as a result of higher revenues and increased sales of higher margin products, partially offset by $9.7 million in expenses related to CTCT transactions and $2.1 million in stock-based compensation expense that were not present in the corresponding period of fiscal 2005.

Field Solutions

Field Solutions revenues increased by $4.1 million or 13% and $1.7 million or 2% while segment operating income increased $3.3 million or 40% and $1.6 million or 7% for the three and six months ended June 30, 2006 as compared to the same corresponding periods in fiscal 2005.

Revenues increased for the second quarter ended June 30, 2006 compared to the corresponding period of fiscal 2005 due to double digit growth in both our agricultural and GIS businesses. In GIS, growth was due to new products and a continuing shift to a higher value, differentiated distribution channel. In agriculture, growth was driven by higher demand for both automated and manual guidance products as farmers increasingly utilized technology to increase yields and improve productivity. Operating income increased primarily due to higher revenue and stronger operating leverage.

Revenue growth for the first six months of 2006 was relatively flat to fiscal 2005 due to the strong revenue generated by new products introduced, primarily in agriculture, in the prior year. Operating income was up, driven by the timing of expenses related to new product introduction.

Mobile Solutions

Mobile Solutions revenues increased by $8.4 million or 131% and $13.6 million or 98% while segment operating income increased $2.3 million or 120% and $3.1 million or 124% for the three and six months ended June 30, 2006 as compared to the same corresponding periods in fiscal 2005.

Revenues for the three and six months ended June 30, 2006 compared to the corresponding periods of fiscal 2005 grew due to increased subscriber growth, an increase in recurring revenues, the benefit of acquisitions not in the prior period, and our entry into new vertical markets. Operating income for three and six months ended June 30, 2006 compared to the corresponding periods of fiscal 2005 increased primarily due to higher subscription revenue and gross margins.

Advanced Devices

Advanced Devices revenues increased by $1.6 million or 7% and $2.7 million or 6% while operating income decreased by $2.3 million or 51% and $3.2 million or 42% for the three and six months ended June 30, 2006 as compared to the corresponding period in fiscal 2005.

For the three and six months ended June 30, 2006 compared to the corresponding periods in fiscal 2005, the increase in revenue was primarily due to stronger performance in our Applanix airborne business and sales of components to our non-automotive Original Equipment Manufacturers (“OEM’s”). Operating income for the three and six months ended June 30, 2006 compared to the same period in fiscal 2005 decreased primarily due to a reduction in revenue in our automotive and timing businesses and relatively flat sales in our Military and Advanced Systems product line. Operating income year over year also declined due to development costs related to the introduction of the TrimTrac® GSM version, costs incurred due to meeting the requirements of the European lead free initiative, and product mix.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Research and development	$27,607	$20,865	$52,053	$42,693
Percentage of revenue	11.3%	10.2%	11.0%	10.7%
Sales and marketing	35,747	28,704	68,453	59,075
Percentage of revenue	14.6%	14.1%	14.5%	14.8%
General and administrative	16,205	11,924	31,966	24,756
Percentage of revenue	6.6%	5.8%	6.8%	6.2%
Total	$79,559	$61,493	$152,472	$126,524
Percentage of revenue	32.4%	30.1%	32.4%	31.7%

Overall, R&D, S&M, and G&A expense increased by approximately $18.1 million and $25.9 million for the three and six months ended June 30, 2006 compared to the same corresponding periods in fiscal 2005. Included in the increase were approximately $2.9 million and $5.9 million of stock-based compensation for the three and six months ended June 30, 2006, respectively, not included in the prior year periods.

The increase in R&D expenses in the second quarter of fiscal 2006 as compared with the second quarter of fiscal 2005 was primarily due to the inclusion of expenses of $1.6 million from acquisitions not applicable in the prior fiscal quarter, $1.5 million increase in compensation related expenses, $0.7 million in stock-based compensation expense which was not present in the second quarter of fiscal 2005, $0.5 million increase in consulting fees, and $3.0 million increase in R&D outside services and parts expenses which was primarily due to compliance with the European lead free initiative.

The increase in R&D expenses in the first six months of fiscal 2006 as compared with the corresponding period in fiscal 2005 was primarily due to the to the inclusion of expenses of $2.6 million from acquisitions not applicable in the prior corresponding period, $1.1 million increase in compensation related expenses, $1.3 million in stock-based compensation expense which was not present in the six months ended July 1, 2005, and $3.0 million increase in R&D outside services and parts expenses which was primarily due to compliance with the European lead free initiative.

All of our R&D costs have been expensed as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

The increase in S&M expenses in the second quarter of fiscal 2006 as compared with the corresponding period of fiscal 2005 was primarily due the inclusion of expenses from acquisitions not applicable in the prior period in the amount of $2.1 million, $3.0 million increase in compensation related expenses, $0.7 million in stock-based compensation expense which was not present in the second quarter of fiscal 2005, and $0.6 million increase in tradeshow related expenses. The increase in S&M expenses in the first six months of fiscal 2006 as compared with the corresponding period of fiscal 2005 was primarily due the inclusion of expenses from acquisitions not applicable in the prior period in the amount of $2.7 million, $3.4 million increase in compensation related expenses, $1.5 million in stock-based compensation expense which was not present in the six months ended July 1, 2005, $1.8 million increase in tradeshow related expenses, and $0.7 million increase in travel expenses.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

The increase in G&A expenses in the second quarter of fiscal 2006 as compared with the corresponding period in fiscal 2005 was primarily due the inclusion of expenses from acquisitions not applicable in the prior year in the amount of $0.4 million, $1.3 million increase in compensation related expenses, $1.6 million in stock-based compensation expense which was not present in the second quarter of fiscal 2005, and $0.7 increase in bad debt expense, partially offset by $0.3 million decrease in G&A equipment and material related expenses. The increase in G&A expenses in the first six months of fiscal 2006 compared with the corresponding period in fiscal 2005 was primarily due the inclusion of expenses from acquisitions not applicable in the prior year in the amount of $1.8 million, $2.2 million increase in compensation related expenses, $3.1 million in stock-based compensation expense which was not present in the second quarter of fiscal 2005, and $1.1 million increase in facilities expenses, partially offset by $0.3 million decrease in G&A equipment and material related expenses and $0.7 million decrease in consulting expenses.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $3.7 million, of which $1.3 million was recorded in cost of sales, in the second quarter of fiscal 2006, compared with $2.2 million in the second quarter of fiscal 2005. The increase was due to several acquisitions made by the Company since the last fiscal year. Amortization of purchased intangible assets was $6.1 million, of which $2.2 was recorded in cost of revenue, in the first six months of fiscal 2006, compared with $4.5 million in the first six months of fiscal 2005. The increase was primarily due to the acquisition of certain technology and patent intangibles as a result of acquisitions not applicable in the comparable period of fiscal 2005, partially offset by Spectra-related intangible assets that were fully amortized in June 2005.

In-Process Research and Development

We recorded In-process research and development (IPR&D) expense of $1.0 million related to acquisitions during the three and six month period ended June 30, 2006. We did not record any IPR&D expense during the same corresponding periods in fiscal 2005. At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. The value of the IPR&D was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Accordingly, the value assigned to these IPR&D amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Restructuring Charges

We did not record any restructuring charges during the second quarter of fiscal 2006 and 2005. During the first quarter of fiscal 2005, we recorded a restructuring charge of approximately $0.3 million associated with the closure of one of our sales offices as a result of integration efforts of a previous acquisition. There were no restructuring charges recorded during the first quarter of 2006. Payments of $0.1 million and $0.2 million, and $0.2 million and $0.3 million, were made during the three and six months ended June 30, 2006 and July 1, 2005, respectively, relating to previous restructuring plans.  As of June 30, 2006, the remaining restructuring accrual balance is $0.2 million which is related to the office closure expected to be paid over the next several years. The restructuring accrual is included on the Condensed Consolidated Balance Sheets under the heading of “Accrued Liabilities.”

Non-operating Income (Expense), Net

The components of non-operating income (expense), net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
(In thousands)

Interest income (expense), net	$598	$(419)	$1,032	$(1,030)
Foreign currency transaction gain, net	334	163	927	6
Income (expenses) for affiliated operations, net	1,575	(2,499)	3,191	(5,538)
Other income, net	18	138	182	168
Total non-operating income (expense), net	$2,525	$(2,617)	$5,332	$(6,394)

Non-operating income, net increased $5.1 million or 196% for second quarter of fiscal 2006 compared with the corresponding period in fiscal 2005 primarily due to a $4.1 million increase in income from affiliated operations, resulting from a $1.1 million increase in profits from our joint ventures and the absence of $3.0 million in transfer pricing expense with CTCT that were included in the second quarter of fiscal 2005 but now included in operating income in fiscal 2006. In addition, non-operating income increased due to an increase in net interest income of $1.0 million as a result of interest expense incurred in the second quarter of fiscal 2005 on debt subsequently repaid and higher interest income earned on the investment of cash balances.

Non-operating income, net increased by $11.7 million or 183% during the first six months of fiscal 2006 compared with the corresponding period in fiscal 2005 primarily due to a $8.7 million increase in income from affiliated operations, resulting from a $2.6 million increase in gains from our joint ventures and the absence of $6.1 million in transfer pricing expense with CTCT that were included in the first six months of fiscal 2005, but now included in operating income in fiscal 2006. In addition, non-operating income increased due to an increase in net interest income of $2.0 million as a result of interest expense incurred in the second quarter of fiscal 2005 on debt subsequently repaid and higher interest income earned on the investment of cash balances, as well as due to $0.9 million increase in foreign currency transaction gains.

Income Tax Provision

Our income tax provision reflects an effective tax rate of 31% and 30% for the three and six months ended June 30, 2006, respectively. The effective tax rates for the comparable periods in fiscal 2005 were 34%. The 2006 year-to-date tax rate is lower than the 2005 tax rate due to the favorable outcomes of two foreign income tax audits which were partially offset by the impact of the accounting for stock based compensation in accordance with SFAS 123R.

* We expect the tax rate to normalize at 35% for the second half of fiscal 2006, for an estimated effective annual tax rate of approximately 32% for the balance of fiscal 2006. The effective tax rate could be affected by several factors including stock option activity, geographic mix of our pre-tax income, legislative changes, or changes to our existing valuation allowance or contingent tax liabilities.

Critical Accounting Policies

We believe that there have been no significant changes during the six months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

Stock-based Compensation

We have adopted the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method which requires the adoption of the accounting standard for fiscal years beginning June 15, 2005. As a result, our financial statements for fiscal periods after December 30, 2005 will include stock-based compensation expenses that are not comparable to financial statements of fiscal periods prior to December 30, 2005. SFAS 123(R) requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service periods of the related employees’ in the Company’s Condensed Consolidated Statement of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Income because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

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

For the three and six months ended 2006, we recognized $3.0 million and $5.9 million in net stock-based compensation expense, respectively. This is compared to the three and six months ended 2005 pro forma net stock-based compensation expense of $2.7 million and $5.8, respectively. As of June 30, 2006, the total unamortized stock option expense is $16.1 million with a weighted-average recognition period of 1.5 years.

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

LIQUIDITY AND CAPITAL RESOURCES

As of	June 30, 2006	December 30, 2005
(dollars in thousands)

Cash and cash equivalents	$107,726	$73,853
Accounts receivable days sales outstanding	55	66
Inventory turns per year	4	4
Total debt	$890	$649

Six Months Ended	June 30, 2006	July 1, 2005
(in thousands)

Net cash provided by operating activities	$59,369	$36,570
Net cash used in investing activities	$(49,080)	$(27,541)
Net cash provided (used) in financing activities	$21,155	$(22,490)
Net increase (decrease) in cash and cash equivalents	$33,873	$(15,012)

Cash and Cash Equivalents

Our financial condition further strengthened at June 30, 2006. Cash and cash equivalents totaled $107.7 million compared to $73.9 million at December 30, 2005. We essentially have no debt at June 30, 2006.

* For the first six months of fiscal 2006, cash provided by operating activities was $59.4 million, compared to $36.6 million in cash provided by operating activities during the first six months of fiscal 2005. This increase of $22.8 million was primarily driven by a $13.1 million increase in net income and a $7.7 million increase in deferred revenue. Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital. Our accounts receivable days for sales outstanding improved to 55 days at the end of the second quarter of fiscal 2006, from 66 days at the end of fiscal 2005. The decrease is due to increased collection efforts and improvement in monitoring of outstanding receivables. Our inventory turns were unchanged at four for the first six months of fiscal 2006 and at fiscal year end 2005.

We used $49.1 million in net cash for investing activities during the first six months of 2006, compared to $27.6 million in the first six months of 2005. The $21.5 million increase in spending was primarily due to an increase of $17.9 million in cash used for acquisitions and an increase of $3.2 million in investment in Enterprise Resource Planning systems.

* We expect fiscal 2006 capital expenditures to be approximately $15 million to $20 million, primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

We generated $21.2 million in net cash from financing activities in the first six months of 2006, compared to $22.5 million in cash used during the first six months of 2005. The $43.7 million improvement was primarily due to a $38.3 million decrease in repayment of net debt, $4.8 million in excess tax benefits relating to stock-based compensation which was not present in the first quarter of fiscal 2005 and a $1.7 million increase in proceeds received from issuance of common stock.

* We believe that our cash and cash equivalents, together with our credit facilities ($200 million as of June 30, 2006), will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

Debt

At June 30, 2006, our total debt was approximately $0.9 million compared to $0.6 million at the end of fiscal 2005. This relates to government loans to foreign subsidiaries and loans assumed from acquisitions.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (“2005 Credit Facility”) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. The 2005 Credit Facility replaces our $175 million secured 2003 Credit Facility. The funds available under the new 2005 Credit Facility may be used for our general corporate purposes and up to $25 million of the 2005 Credit Facility may be used for letters of credit. We incur a commitment fee if the 2005 Credit Facility is not used. The commitment fee is not material to our results during all periods presented. As of June 30, 2006, the Company had a zero balance outstanding under the 2005 Credit Facility and was in compliance with all financial covenants.

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

Foreign Currency Exchange Rate Risk

We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Japanese, New Zealand, and Swedish currencies, the Euro, and the British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign exchange forward contract for trading purposes.

Foreign exchange forward contracts outstanding as of June 30, 2006 are summarized as follows (in thousands):

	June 30, 2006
	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(14,583)	$0
Sold	$29,612	$(169)

* We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

ITEM 4.	CONTROLS AND PROCEDURES

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

ITEM 1A.	RISKS FACTORS

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

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

The market price of our common stock has been, and may continue to be, highly volatile. During the second fiscal quarter of 2006, our stock price ranged from $48.52 to $39.36. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company's annual meeting of shareholders, (the “Annual Meeting”), was held at the Hyatt Regency Hotel, located at 5101 Great America Parkway, Santa Clara, California 95054, on May 18, 2006.

(b) At the Annual Meeting, an election of directors was held, with the following individuals being elected to the Company's Board of Directors.

	VOTE FOR	WITHHELD
Steven W. Berglund	50,377,681	1,950,080
Robert S. Cooper	48,922,399	3,405,363
John B. Goodrich	34,743,101	17,584,661
William Hart	50,101,745	2,226,017
Ulf J. Johansson	51,111,748	1,216,013
Bradford W. Parkinson	49,295,282	3,032,480
Nickolas W. Vande Steeg	50,762,161	1,565,601

(c) Other matters voted upon at the Annual Meeting and the results of the voting with respect to each such matter were as follows:

1.	To approve an amendment to the Company’s 2002 Stock Plan to increase the amount of shares available for grant or award thereunder.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
39,401,930	5,301,636	67,613	7,556,581

2.	To approve an amendment to the Company’s 1988 Employee Stock Purchase Plan to increase the amount of shares available for purchase thereunder.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
43,131,996	1,573,780	65,401	7,556,583

3.	To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the current fiscal year ending December 29, 2006.

FOR	AGAINST	ABSTAIN
50,703,752	1,574,800	49,208

ITEM 6.	EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (7)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (9)
3.8	Bylaws of the Company, amended and restated through January 22, 2004. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (10)
4.4	First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (4)
4.5	Form of Warrant to Purchase Shares of Common Stock dated January 14, 2002. (5)
4.6	Form of Warrant dated April 12, 2002. (6)
10.1+	Trimble Navigation 1988 Employee Stock Purchase Plan, as amended January 19, 2006. (11)
10.2+	Trimble Navigation Limited 2002 Stock Plan, as amended and restated January 19, 2006. (11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August __, 2006. (11)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August __, 2006. (11)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August __, 2006. (11)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August __, 2006. (11)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant's Current Report on Form 8-K filed on January 16, 2002.
(5)	Incorporated by reference to exhibit number 4.2 to the registrant's Current Report on Form 8-K filed on January 16, 2002.
(6)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(7)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(8)	Incorporated by reference to exhibit number 3.8 to the registrant’s Annual Report on Form 10-K for the year ended January 2, 2004.
(9)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(10)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

DATE: August 7, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (7)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (9)
3.8	Bylaws of the Company, amended and restated through January 22, 2004. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (10)
4.4	First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (4)
4.5	Form of Warrant to Purchase Shares of Common Stock dated January 14, 2002. (5)
4.6	Form of Warrant dated April 12, 2002. (6)
10.1+	Trimble Navigation 1988 Employee Stock Purchase Plan, as amended January 19, 2006, and approved by the stockholders on May 18, 2006. (11)
10.2+	Trimble Navigation Limited 2002 Stock Plan, as amended and restated January 19, 2006, and approved by the stockholders on May 18, 2006. (11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August__, 2006. (11)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August__, 2006. (11)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August__, 2006. (11)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August __, 2006. (11)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant's Current Report on Form 8-K filed on January 16, 2002.
(5)	Incorporated by reference to exhibit number 4.2 to the registrant's Current Report on Form 8-K filed on January 16, 2002.
(6)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(7)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(8)	Incorporated by reference to exhibit number 3.8 to the registrant’s Annual Report on Form 10-K for the year ended January 2, 2004.
(9)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(10)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(11)	Filed herewith.