Form 10-Q
period 2006-09-29
TRIMBLE NAVIGATION LTD /CA/
filed 2006-11-06
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2006

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

Yes [ ]     No [ X ]

As of November 1, 2006, there were 55,612,912 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter ended September 29, 2006

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 30,
	2006	2005
(In thousands)	(UNAUDITED)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$136,402	$73,853
Accounts receivable, net	173,318	145,100
Other receivables	7,423	6,489
Inventories, net	114,875	107,851
Deferred income taxes	21,834	18,504
Other current assets	10,275	8,580
Total current assets	464,127	360,377
Property and equipment, net	47,389	42,664
Goodwill and other purchased intangible assets, net	373,155	313,456
Deferred income taxes	3,809	3,580
Other assets	24 ,556	23,011
Total non-current assets	448,909	382,711
Total assets	$913,036	$743,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$290	$216
Accounts payable	40,529	45,206
Accrued compensation and benefits	39,387	36,083
Accrued liabilities	22,398	16,189
Deferred revenue	24,302	12,588
Accrued warranty expense	7,737	7,466
Deferred income taxes	5,462	4,087
Income taxes payable	21,977	24,922
Total current liabilities	162,082	146,757
Non-current portion of long-term debt	467	433
Deferred income tax	14,031	5,602
Other non-current liabilities	27,532	19,041
Total liabilities	204,112	171,833

Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding		--
Common stock, no par value; 90,000 shares authorized; 55,558 and 53,910 shares issued and outstanding at September 29, 2006 and December 30, 2005, respectively	428,730	384,196
Retained earnings	247,199	167,525
Accumulated other comprehensive income	32,995	19,534
Total shareholders' equity	708,924	571,255
Total liabilities and shareholders' equity	$913,036	$743,088
(1)	Derived from the December 30, 2005 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2005.
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
(In thousands, except per share data)

Revenue (1)	$234,851	$188,484	$706,030	$588,092
Cost of sales (1)	118,660	91,192	360,721	290,586
Gross margin	116,191	97,292	345,309	297,506

Operating expenses
Research and development	25,180	20,639	77,234	63,332
Sales and marketing	34,902	29,313	103,356	88,388
General and administrative	17,981	13,448	50,016	38,204
Restructuring charges	-	-	-	278
In-process research and development	50	-	1 000	-
Amortization of purchased intangible assets	1,747	865	5,639	5,340
Total operating expenses	79 860	64,265	237 245	195,542
Operating income	36,331	33,027	108,064	101,964
Non-operating income (expense), net
Interest income (expense), net	1,315	(650)	2,347	(1,680)
Foreign currency transaction gain, net	67	61	995	67
Income (expense) for affiliated operations, net	1,047	(1,976)	4,238	(7,514)
Other income, net	228	119	409	287
Total non-operating income (expense), net	2,657	(2,446)	7,989	(8,840)
Income before taxes	38,988	30,581	116,053	93,124
Income tax provision	13,646	10,345	36,380	31,662
Net income	$25,342	$20,236	$79,673	$61,462

Basic earnings per share	$0.46	$0.38	$1.45	$1.16
Shares used in calculating basic earnings per share	55,339	53,592	54,809	53,017

Diluted earnings per share	$0.43	$0.35	$1.38	$1.08
Shares used in calculating diluted earnings per share	58,493	57,492	57,927	56,997

(1) Sales to related parties were $5.2 million and $2.3 million for the three month period ended September 29, 2006 and September 30, 2005, respectively, while cost of sales to those related parties were $3.5 million and $ 1.1 million for the comparable periods. Sales to related parties were $15.6 million and $6.9 million for the nine month period ended September 29, 2006 and September 30, 2005, respectively, while cost of sales to those related parties were $9.7 million and $3.0 million for the comparable periods.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 29,	September 30,
	2006	2005
(In thousands)

Cash flow from operating activities:
Net income	$79,673	$61,462
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	9,939	7,890
Amortization expense	9,082	5,459
Provision for doubtful accounts	181	(663)
Amortization of debt issuance cost	135	1,225
Deferred income taxes	(355)	8,410
Stock-based compensation	9,437	-
In-process research and development	1,000	-
Excess tax benefit for stock-based compensation	(8,088)	-
Other	131	(670)
Add decrease (increase) in assets:
Accounts receivable, net	(19,829)	(22,673)
Other receivables	(623)	1,907
Inventories	(3,442)	(4,926)
Other current and non-current assets	(7,127)	(4,450)
Add increase (decrease) in liabilities:
Accounts payable	(6,250)	(4,374)
Accrued compensation and benefits	2,188	825
Accrued liabilities	2,734	124
Deferred gain on joint venture	-	5,523
Deferred revenue	9,499	1,677
Income taxes payable	7,482	12,850
Net cash provided by operating activities	85,767	69,596

Cash flow from investing activities:
Acquisitions, net of cash acquired	(43,167)	(21,589)
Acquisition of property and equipment	(13,966)	(14,400)
Dividends received	-	515
Costs of capitalized patents	(16)	(94)
Net cash used in investing activities	(57,149)	(35,568)

Cash flow from financing activities:
Issuance of common stock	24,134	20,881
Excess tax benefit for stock-based compensation	8,088	390
Proceeds from long-term debt and revolving credit lines	-	6,000
Payments on long-term debt and revolving credit lines	-	(44,250)
Other	(911)	-
Net cash provided (used) in financing activities	31,311	(16,979)

Effect of exchange rate changes on cash and cash equivalents	2,620	(1,628)

Net increase in cash and cash equivalents	62,549	15,421
Cash and cash equivalents, beginning of period	73,853	71,872
Cash and cash equivalents, end of period	$136,402	$87,293
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

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2005 was December 30. The third fiscal quarters of 2006 and 2005 ended on September 29, 2006 and September 30, 2005, respectively. Fiscal 2006 and 2005 are 52-week years. Unless otherwise stated, all dates refer to its fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of Trimble and its subsidiaries. Inter-company accounts and transactions have been eliminated. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

The accompanying financial data as of September 29, 2006 and for the three and nine months ended September 29, 2006 and September 30, 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with Trimble’s 2005 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 29, 2006, results of operations for the three and nine months ended September 29, 2006 and September 30, 2005 and cash flows for the nine months ended September 29, 2006 and September 30, 2005, as applicable, have been made. The results of operations for the three and nine months ended September 29, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenues may be affected by seasonal buying patterns. Typically the second fiscal quarter has been the strongest quarter for the Company driven by the construction buying season. The second quarter has averaged 27% of total revenue in the last two fiscal years.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. For Trimble, this provision of SFAS 158 will be effective for the fiscal year ended 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. For Trimble, this provision of SFAS 158 will be effective for the fiscal year ended 2008.   The Company is currently evaluating SFAS 158 and its possible impacts on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to FASB Statement 109, “Accounting for Income Taxes.”  Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits.    FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  For Trimble, FIN 48 will be effective for the first quarter of fiscal 2007.  Differences between the amounts recognized in the statements of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings.    The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements.   Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings.

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

NOTE 3. STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), "Accounting for Stock-Based Compensation" and “Statement of Financial Accounting Standards No. 148” (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure,” Trimble applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB 25”) and related interpretations in accounting for its stock option plans and stock purchase plan prior to fiscal 2006. Accordingly, Trimble did not recognize compensation cost for stock-based compensation prior to fiscal 2006. For periods subsequent to fiscal 2005, Trimble recognized expense related to stock-based compensation in accordance with SFAS 123(R)

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Condensed Consolidated Statements of Income in accordance with SFAS 123(R) for the three and nine months ended September 29, 2006 and September 30, 2005.

		Three Months Ended		Nine Months Ended
		September 29,	September 30,	September 29,	September 30,
		2006	2005	2006	2005
(in thousands)

Cost of sales		$285	$-	$881	-

Research & development		620	-	1,926	-
Sales & marketing		663	-	2,115	-
General & administrative		1,380	-	4,515	-
Stock-based compensation expense included in operating expenses		2,663	-	8,556	-

Total stock-based compensation		2,948	-	9,437	-
Tax benefit	(1)	(263)	-	(851)	-
Total stock-based compensation, net of tax		$2,685	$-	$8,586	-

(1) Tax benefit related to non-qualified options only as allowed by the applicable tax requirements using the statutory tax rate as of the three and nine months ended September 29, 2006.

The table below provides pro forma information for the three and nine months ended September 30, 2005 as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan in accordance with SFAS 123.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
(in thousands, except per share amounts)

Net income - as reported	$20,236	$61,462
Stock-based compensation expense, net of tax (2)	2,640	8,448
Net income - pro forma	$17,596	$53,014

Basic earnings per share - as reported	$0.38	$1.16
Basic earnings per share - pro forma	$0.33	$1.00

Diluted earnings per share - as reported	$0.35	$1.08
Diluted earnings per share - pro forma	$0.31	$0.93

(2) Includes compensation expense for employee stock purchase plan for the three and nine months ended September 30, 2005 and reduction of tax benefits for stock-based compensation other than non-qualified stock options which were not included in the pro forma disclosure of Trimble’s third quarter of fiscal 2005 Form 10-Q. Tax benefit relates to non-qualified options only as allowed by the applicable tax requirements using the statutory tax rate as of the third quarter of fiscal 2005.

OPTIONS

Stock option expense recognized during the period is based on the value of the portion of share-based payment awards that is expected to vest during the period. Stock option expense recognized in the Company’s Condensed Consolidated of Income for the three and nine months ended September 29, 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock options granted subsequent to December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock option to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock options granted on or prior to December 30, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all stock options granted subsequent to December 30, 2005 is recognized using the straight-line single-option method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Option Activity

Activity during the first nine months of fiscal 2006 under the combined plans was as follows:

	September 29, 2006
Nine Months Ended	Options	Weighted average exercise price
(In thousands, except for per share data)

Outstanding at December 30, 2005	6,414	$ 18.70
Granted	159	40.93
Exercised	(1,384)	13.94
Forfeited/Cancelled/Expired	(78)	25.03
Outstanding at September 29, 2006	5,109	20.58

Options Outstanding and Exercisable

Exercise prices for options outstanding and exercisable as of September 29, 2006, ranged from $5.33 to $48.11. Options outstanding and exercisable consist of fully vested options and options expected to vest at September 29, 2006. The aggregate intrinsic value is the total pretax intrinsic value based on the Company’s closing stock price of $47.08 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise Price	Remaining	Intrinsic
	Of Shares	per Share	Contractual Term	Value
			(in years)	(in thousands)
Options Outstanding and Expected to Vest	4,991,648	$ 20.36	5.6	$ 133,406
Options Exercisable	3,014,052	15.62	5.0	94,824

As of September 29, 2006, the total unamortized stock option expense is $14.5 million with weighted-average recognition period of 1.4 years.

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

Under the binomial models and Black-Scholes, the estimated values of each employee stock option granted during the third quarter of fiscal 2006 and 2005 were $18.10 and $18.72 per share, respectively. The value of each option grant is estimated on the date of grant using the binomial model for options granted during the third quarter of fiscal 2006 and the Black-Scholes option pricing model for options granted during the third quarter of fiscal 2005 and with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Expected dividend yield	--	--	--	--
Expected stock price volatility	42.7%	56.2%	42.2%	52.0%
Risk free interest rate	5.1%	4.2%	4.7%	4.1%
Expected life of options (in years)	4.7	4.7	4.6	4.7

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

EMPLOYEE STOCK PURCHASE PLAN

Stock-based compensation expense related to the Company’s employee stock purchase plan is recognized during the purchase vesting period.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 5,775,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period. The Purchase Plan terminates on September 8, 2008.

Valuation Assumptions

The fair value of rights granted under the Employee Stock Purchase Plan is estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used at September 29, 2006 and September 30, 2005:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Expected dividend yield	--	--	--	--
Expected stock price volatility	36.1%	35.0%	40.0%	50.1%
Risk free interest rate	5.3%	3.5%	5.0%	3.4%
Expected life of purchase	0.7	0.5	0.6	0.5

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

Expected Life Of Purchase - The Company’s expected life of the purchase is based on the term of the offering period of the purchase plan.

NOTE 4. JOINT VENTURES:

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (“CTCT”), a joint venture formed by Trimble and Caterpillar began operations. The joint venture is 50% owned by Trimble and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, Trimble’s share of profits and losses are included in income (expense) for affiliated operations, net in the non-operating income (expense), net section of the Condensed Consolidated Statements of Income. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries.

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

Beginning in the first fiscal quarter of 2006, Trimble included the impact of certain transactions with CTCT in revenue and cost of sales. Revenue and cost of sales were recorded for the manufacturing of products that are sold to CTCT and then sold through the Caterpillar distribution channel. Cost of sales transactions also include the purchasing of products from CTCT at a higher price than Trimble's original manufacturing costs for products sold through the Trimble distribution channel. Prior to the first fiscal quarter of 2006, these transactions were included in income (expense) for affiliated operations, net in the non-operating income (expense), net section of the Consolidated Statements of Income. The change in presentation resulted from the Company’s assessment of CTCT’s advancement and ability to function as a stand-alone company. In addition, the Company’s exclusive manufacturing agreement with CTCT ended during fiscal 2005. As a result, during the first quarter of fiscal 2006, the Company deemed transactions between CTCT and Trimble to be arms-length and concluded they should be presented similarly to other vendor and customer relationships. The impact of this change in presentation was a $4.7 million decrease and 15.1 million decrease in gross margins for the three and nine month periods ended September 29, 2006. There was no impact on net income.

Trimble received reimbursement of employee-related costs from CTCT for Trimble employees dedicated to CTCT or performing work for CTCT totaling $3.3 million and $2.1 million for the three months ended September 29, 2006 and September 30, 2005, respectively, and $10.2 million and $7.0 million for the nine months ended September 29, 2006 and September 30, 2005, respectively. The reimbursements were offset against operating expenses.

	September 29,	September 30,
Three Months Ended	2006	2005
(In millions)

CTCT incremental pricing effects, net	$ -	2.6
Trimble's 50% share of CTCT's reported (gain) loss	(0.8)	(0.5)
Total CTCT expense (income) for affiliated operations, net	$ (0.8)	$ 2.1

	September 29,	September 30,
Nine Months Ended	2006	2005
(In millions)

CTCT incremental pricing effects, net	$ -	8.7
Trimble's 50% share of CTCT's reported (gain) loss	(3.8)	(1.5)
Total CTCT expense (income) for affiliated operations, net	$ (3.8)	$7.2

The net outstanding balance due from CTCT was $1.0 million at September 29, 2006 and $0.2 million at December 30, 2005 and is included in account receivables, net. As of September 29, 2006, dividends receivable from CTCT was $2.3 million and was included in other receivables.

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

Trimble has adopted the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture to be reported by Trimble in the non-operating income (expense), net section of the Condensed Consolidated Statement of Income under the heading of income (expense) for affiliated operations, net. For both the three months ended September 29, 2006 and September 30, 2005, Trimble reported a profit of $0.2 million. For the nine months ended September 29, 2006 and September 30, 2005, Trimble reported a profit of approximately $0.4 million and a loss of $0.3 million, respectively, as its proportionate share of the results of the joint venture.  In the second quarter of fiscal 2006, Trimble began recording its proportionate share of profit or loss in the joint venture one month in arrears.  The impact of this change is not material. At September 29, 2006, the net payable from Trimble to Nikon-Trimble, related to the purchase and sale of products from and to Nikon-Trimble, is $1.3 million and is recorded within accounts payable, net on the Condensed Consolidated Balance Sheet.  At December 30, 2005, the net payable by Trimble to Nikon-Trimble is $2.0 million and is recorded within accounts payable on the Condensed Consolidated Balance Sheets. The carrying amount of the investment in Nikon Trimble was approximately $13.1 million at September 29, 2006 and $12.9 million at December 30, 2005 and is recorded in other non-current assets on the Condensed Consolidated Balance Sheets.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:

	September 29,	December 30,
As of	2006	2005
(in thousands)

Intangible assets:
Intangible assets with definite life:
Existing technology	$70,928	$48,100
Trade names, trademarks, patents, and other intellectual properties	28,099	26,808
Total intangible assets with definite life	99,027	74,908
Less accumulated amortization	(57,986)	(47,598)
Total net intangible assets	$41,041	$27,310

Goodwill

Goodwill, by reporting segment, consisted of the following:

	September 29,	December 30,
As of	2006	2005
(in thousands)

Engineering and Construction	$258,772	$229,176
Mobile Solutions	59,933	44,118
Advanced Devices	13,409	12,852

Total Goodwill	$332,114	$286,146

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS

Inventories net consisted of the following:

	September 29,	December 30,
As of	2006	2005
(in thousands)
Raw materials	$ 60,546	$ 52,199
Work-in-process	7,699	7,249
Finished goods	46,630	48,403
	$ 114,875	$ 107,851

Property and equipment consisted of the following:

	September 29,	December 30,
As of	2006	2005
(in thousands)

Machinery and equipment	$ 76,922	$ 72,273
Furniture and fixtures	12,144	10,110
Leasehold improvements	12,684	8,695
Buildings	5,707	5,707
Land	1,231	1,231
	108,688	98,016
Less accumulated depreciation	(61,299)	(55,352)
	$ 47,389	$ 42,664

NOTE 7. THE COMPANY AND SEGMENT INFORMATION

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

The following table presents revenues, operating income (loss), and identifiable assets for the four segments. Operating income (loss) is net revenue less operating expenses, excluding general corporate expenses, amortization in-process research and development expenses, restructuring charges, non-operating income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker views by segment are accounts receivable and inventory.

	Reporting Segments
	Engineering and	Field	Mobile	Advanced
	Construction	Solutions	Solutions	Devices	Total
(In thousands)

Three Months Ended September 29, 2006
External net revenues	$ 162,370	$ 29,236	$ 16,426	$ 26,819	$ 234,851
Operating income before corporate allocations	38,337	5,634	1,125	4,113	49,209

Three Months Ended September 30, 2005
External net revenues	134,172	24,882	7,214	22,216	188,484
Operating income (loss) before corporate allocations	34,360	3,962	(746)	2,916	40,492

Nine Months Ended September 29, 2006
External net revenues	$ 477,145	$ 108,599	$ 43,884	$ 76,402	$ 706,030
Operating income before corporate allocations	103,519	30,841	1,722	8,679	144,761

Nine Months Ended September 30, 2005
External net revenues	$ 395,465	$ 102,495	$ 21,051	$ 69,081	$ 588,092
Operating income (loss) before corporate allocations	93,022	27,583	(3,261)	10,726	128,070

As of September 29, 2006
Accounts receivable (1)	$ 125,447	$ 21,875	$ 11,562	$ 18,857	$ 177,641
Inventories	85,820	12,590	1,974	14,491	114,875

As of December 30, 2005
Accounts receivable (1)	$ 105,980	$ 21,823	$ 10,789	$ 14,033	$ 152,625
Inventories	80,590	11,790	1,983	13,488	107,851

(1)	As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

The following are reconciliations corresponding to totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
(In thousands)

Operating income:
Total for reportable divisions	$49,209	$40,492	$144,761	$128,070
Unallocated corporate expenses	(12,878)	(7,465)	(36,697)	(26,106)
Operating income	$36,331	$33,027	$108,064	$101,964

	September 29,	December 30,
As of	2006	2005
(in thousands)
Assets:
Accounts receivable total for reporting segments	$ 177,641	$ 152,625
Unallocated (1)	(4,323)	(7,525)
Total	$ 173,318	$ 145,100

(1) Includes trade-related accruals, allowances, and cash received in advance that are not allocated by segment.

The distribution of Trimble’s gross consolidated revenue by segment is summarized in the table below. Gross consolidated revenue includes external and internal sales. Total external consolidated revenue is reported net of eliminations of internal sales between segments.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
(In thousands)

Engineering and Construction	$164,387	$135,378	$480,947	$399,075
Field Solutions	29,236	24,882	108,599	102,495
Mobile Solutions	16,426	7,214	43,884	21,051
Advanced Devices	26,823	22,215	76,408	69,135
Total Gross Consolidated Revenue	$236,872	$189,689	$709,838	$591,756
Eliminations	(2,021)	(1,205)	(3,808)	(3,664)
Total External Consolidated Revenue	$234,851	$188,484	$706,030	$588,092

NOTE 8. LONG-TERM DEBT

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

At September 29, 2006, the Company had a zero balance outstanding under the 2005 Credit Facility and was in compliance with all financial covenants.

Notes Payable

As of September 29, 2006, the Company had other notes payable totaling approximately $0.8 million consisting of government loans to foreign subsidiaries and loans assumed from acquisitions.

NOTE 9. PRODUCT WARRANTIES

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

Changes in the Company’s product warranty liability during the three and nine months ended September 29, 2006 and September 1, 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
(In thousands)

Beginning balance	$7,475	$7,192	$7,466	$6,425
Warranty accrued	1,956	1,527	5,213	5,686
Warranty claims	(1,694)	(1,564)	(4,942)	(4,956)
Ending Balance	$7,737	$7,155	$7,737	$7,155

The product warranty liability is classified as accrued warranty in the accompanying condensed consolidated balance sheets.

NOTE 10. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive Common Stock.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
(In thousands, except per share amounts)

Numerator:
Income available to common shareholders:
Used in basic and diluted earnings per share	$25,342	$20,236	$79,673	$61,462

Denominator:
Weighted average number of common shares used in basic earnings per share	55,339	53,592	54,809	53,017
Effect of dilutive securities (using treasury stock method):
Common stock options	2,495	2,948	2,573	3,100
Common stock warrants	659	952	545	800
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	58,493	57,492	57,927	56,997

Basic earnings per share	$0.46	$0.38	$1.45	$1.16
Diluted earnings per share	$0.43	$0.35	$1.38	$1.08

NOTE 11. RESTRUCTURING CHARGES

The Company did not record any restructuring charges during the third quarter of fiscal 2006 or fiscal 2005. Payments of $0.1 million were made during each of the respective three months ended September 29, 2006 and September 30, 2005. Payments of $0.3 million were made during each of the nine months ended September 29, 2006 and September 30, 2005, respectively, relating to previous restructuring plans.  As of September 29, 2006, the remaining restructuring accrual balance is $0.1 million which relates to the closure of one of Trimble’s sales offices and is expected to be paid over the next year. The restructuring accrual is included on the Condensed Consolidated Balance Sheets under the heading of accrued liabilities.

NOTE 12. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax in the Condensed Consolidated Statement of Income are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
(In thousands)

Net income	$25,342	$20,236	$79,673	$61,462
Foreign currency translation adjustments	3,716	1,265	13,455	(21,529)
Net gain (loss) on hedging transactions	-	2	-	(106)
Net unrealized gain (loss) on investments	20	(15)	6	(22)
Comprehensive income	$29,078	$21,488	$93,134	$39,805

The components of accumulated other comprehensive income, net of related tax in the Condensed Consolidated Balance Sheets are as follows:

	September 29,	December 30,
As of	2006	2005
(In thousands)

Accumulated foreign currency translation adjustments	$ 32,959	$ 19,504
Accumulated net unrealized gain on investments	36	30
Total accumulated other comprehensive income	$ 32,995	$ 19,534

NOTE 13. LITIGATION

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

RECENT BUSINESS DEVELOPMENTS

Meridian Project Systems, Inc.

On October 27, 2006, Trimble signed a definitive agreement to acquire privately-held Meridian Project Systems, Inc. of Folsom, Calif., in an all-cash transaction. Meridian Project Systems provides enterprise project management and lifecycle software for optimizing the plan, build and operate lifecycle for real estate, construction and other physical infrastructure projects. Building owners, construction contractors, engineering firms, and government agencies use Meridian's technology to reduce capital construction costs and improve project productivity.  Meridian’s performance will be reported under our Engineering and Construction business segment. The acquisition is expected to close in the fourth quarter of fiscal 2006.

XYZ Solutions, Inc.

On October 27, 2006, we acquired privately-held XYZ Solutions, Inc., of Alpharetta, Georgia, in an all-cash transaction. XYZ Solutions provides real-time, interactive 3D intelligence software to manage the spatial aspects of a construction project. XYZ Solutions’ performance will be reported under our Engineering and Construction business segment.

Visual Statement, Inc.

On October 11, 2006, we acquired privately-held Visual Statement, Inc. of Kamloops, British Columbia, Canada in an all-cash transaction. Visuals Statement provides state-of-the-art desktop software tools for crime and collision incident investigation, analysis, and reconstitution as well as state-wide enterprise solutions for reporting and analysis used by public safety agencies. Visual Statement’s performance will be reported under our Mobile Solutions business segment.

BitWyse Solutions, Inc.

On May 1, 2006, we acquired privately-held BitWyse Solutions, Inc. of Salem, Massachusetts in an all-cash transaction. BitWyse is a provider of engineering and construction information management software dedicated to providing engineering companies and owner operators a competitive advantage. BitWyse’s performance is reported under our Engineering and Construction business segment.

Eleven Technology, Inc.

On April 28, 2006, we acquired privately-held Eleven Technology, Inc. of Cambridge, Massachusetts in an all-cash transaction. Eleven is a mobile application software company with a leading position in the Consumer Packaged Goods industry. Eleven’s performance is reported under our Mobile Solutions business segment.

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

XYZ of GPS, Inc.

On February 26, 2006, we acquired the assets of XYZ of GPS, Inc. of Dickerson, Maryland. XYZ develops real-time Global Navigation Satellite System or, GNSS, reference station, integrity monitoring and dynamic positioning software for meter, decimeter and centimeter applications. The purchase of XYZ’s intellectual property is expected to extend our product portfolio of infrastructure solutions by providing software that enhances differential GNSS correction systems used in marine aides to navigation, surveying, civil engineering, hydrography, mapping and Geographic Information System or, GIS, and scientific applications. XYZ’s performance is reported under our Engineering and Construction business segment.

Advanced Public Safety, Inc.

On December 30, 2005, we acquired privately-held Advanced Public Safety, Inc. (“APS”) of Deerfield Beach, Florida. APS provides mobile and handheld software products used by law enforcement, fire-rescue and other public safety agencies. With the APS acquisition, we plan to leverage our rugged mobile computing devices and our fleet management systems to provide complete mobile resource solutions for the public safety industry. APS’s performance is reported under our Mobile Solutions business segment.

MobileTech Solutions, Inc.

On October 25, 2005, we acquired privately-held MobileTech Solutions, Inc. of Plano, Texas. MobileTech Solutions provides field workforce automation solutions and has a leading market position in the Direct Store Delivery market. We expect the MobileTech Solutions acquisition to extend our portfolio of fleet management and field workforce applications. MobileTech Solutions’ performance is reported under our Mobile Solutions business segment.

The effects of these acquisitions were not material to our overall results during all periods presented.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
(in thousands)
Total consolidated revenue	$ 234,851	188,484	$ 706,030	588,092
Gross margin	116,191	97,292	345,309	297,506
Gross margin %	49.5%	51.6%	48.9%	50.6%
Total consolidated operating income	36,331	33,027	108,065	101,964
Operating income %	15.5%	17.5%	15.3%	17.3%

Revenue

In the three months ended September 29, 2006, total revenue increased by $46.4 million or 25%, as compared to the same corresponding period in fiscal 2005. The increase resulted from a strong revenue growth across all segments. Engineering and Construction revenue increased $28.2 million, Mobile Solutions increased $9.2 million, Field Solutions increased $4.3 million, and Advanced Devices increased $4.6 million, compared to the same corresponding period in fiscal 2005. Revenue growth within these segments was primarily driven by new product introductions and increased penetration of existing markets. Engineering and Construction and Mobile Solution segments also benefited from acquisitions.

In the nine months ended September 30, 2006, total revenue increased by $117.9 million or 20%, as compared to the same corresponding period in fiscal 2005. The increase was primarily due to stronger performances in our Engineering and Construction and Mobile Solutions segments. The Engineering and Construction and Mobile Solutions segments increased $81.7 million and $22.8 million, respectively, compared to the same corresponding period in fiscal 2005. Revenue growth within these segments was primarily driven by new product introductions and increased penetration of existing markets, as well as the impact of acquisitions for the nine month period ended September 29, 2006 that were not applicable in the comparable period in 2005.

During the third fiscal quarter of fiscal 2006, sales to customers in the United States represented 54%, Europe represented 23%, Asia Pacific represented 12% and other regions represented 11% of our total revenues. During the same corresponding period in fiscal 2005, sales to customers in the United States represented 54%, Europe represented 25%, Asia Pacific represented 10% and other regions represented 11% of our total revenues.

* Our individual segment revenues may be affected by seasonal buying patterns. Typically the second fiscal quarter has been the strongest quarter for the Company driven by the construction buying season. The second quarter has averaged 27% of total revenue in the last two fiscal years.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel used, the effects of production volumes, new product start-up costs, and foreign currency translations. Gross margin as a percentage of total revenues was 49.5% and 48.9% for the three and nine months ended September 29, 2006, respectively, compared to 51.6% and 50.6% for the three and nine months ended September 30, 2005. Gross margin for the three months ended September 29, 2006 decreased primarily due to the impact of CTCT transactions of $4.7 million previously recorded in non-operating expenses, amortization of software-related purchased intangibles of $1.1 million and stock-based compensation expense of $0.3 million that were not included in gross margin during the third quarter of fiscal 2005, for a total impact of 3.0%. Gross margin for the nine months ended September 29, 2006 decreased primarily due to the impact of CTCT transactions of $15.1 million previously recorded in non-operating expenses, amortization of software-related purchased intangibles of $3.3 million and stock-based compensation expense of $0.9 million that were not included in gross margin during the same period in fiscal 2005, for a total impact of 2.7%. The decrease in the reported gross margin was driven by the above-mentioned discrete events.  This was offset by higher revenue and success of higher margin products, including some survey products, machine control products and higher subscription revenue.

Operating Income

Operating income as a percentage of total revenue was 15.5% and 17.5% for the third quarter of fiscal 2006 and 2005, respectively and 15.3% and 17.3% for the first nine months of fiscal 2006 and 2005, respectively. The decrease in operating margin for the three months ended September 29, 2006 compared to the corresponding period last year is driven by the impact of CTCT transactions of $4.7 million and stock-based compensation expense of $2.9 million that were not included in operating income during the third quarter of fiscal 2005. In addition, expenses related to acquisitions, namely amortization of purchased intangibles and purchased in-process research and development expenses, increased by $2.1 million versus the same period last year. The decrease in operating margin for the nine months ended September 29, 2006 is driven by the impact of CTCT transactions of $15.1 million and stock-based compensation expense of $9.4 million that were not included in operating income during the same period last year. In addition, expenses related to acquisitions, namely amortization of purchased intangibles and purchased in-process research and development expenses, increased by $4.6 million versus the same period last year. The decrease in operating margin for both three and nine month periods ended September 29, 2006 was driven by the above-mentioned discrete events.  This was offset by a strong operating leverage.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Operating income (loss) equals net revenue less cost of sales and operating expenses, excluding general corporate expenses, amortization of purchased intangibles, in-process research and development expenses, restructuring charges, non-operating income (expense), and income taxes.

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

The following table is a breakdown of revenue and operating income by segment (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005

Engineering and Construction
Revenue	$162,370	$134,173	$477,145	$395,465
Segment revenue as a percent of total revenue	69%	71%	68%	67%
Operating income	$38,337	$34,360	$103,519	$93,022
Operating income as a percent of segment revenue	24%	26%	22%	24%
Field Solutions
Revenue	$29,236	$24,882	$108,598	$102,495
Segment revenue as a percent of total revenue	12%	15%	15%	17%
Operating income	$5,634	$ 3,962	$30,841	$27,583
Operating income as a percent of segment revenue	19%	16%	28%	27%
Mobile Solutions
Revenue	$16,426	$7,214	$43,884	$21,051
Revenue as a percent of total revenue	7%	4%	6%	4%
Operating income (loss)	$1,125	($746)	$1,722	($3,261)
Operating income (loss) as a percent of segment revenue	7%	(10%)	4%	(15%)
Advanced Devices
Revenue	$26,819	$22,216	$76,402	$69,081
Segment revenue as a percent of total revenue	12%	12%	11%	12%
Operating income	$4,113	$2,917	$8,679	$10,726
Operating income as a percent of segment revenue	15%	13%	11%	17%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
(In thousands)

Consolidated segment operating income	$49,209	$40,492	$144,761	$128,070
Unallocated corporate expense	(9,953)	(6,600)	(26,742)	(20,488)
Amortization of purchased intangible assets	(2,875)	(865)	(8,955)	(5,340)
In-process research and development expense	(50)	-	(1,000)
Restructuring charges				(278)
Non-operating income (expense), net	2,657	(2,446)	7,989	(8,840)
Consolidated income before income taxes	$38,988	$30,581	$116,053	$93,124

Engineering and Construction

Engineering and Construction revenues increased by $28.2 million or 21% and $81.7 million or 21% for the three and nine months ended September 29, 2006 compared to the same corresponding periods in fiscal 2005. Segment operating income increased by $4.0 million or 12% and $10.5 million or 11% for the three and nine months ended September 29, 2006 as compared to the same corresponding periods in fiscal 2005.

The revenue growth for both the three and nine months ended September 29, 2006 was driven by a steady market, strong sales of new products, aggressive marketing programs and geographic expansion. For the three months ended September 29, 2006, segment operating income increased as a result of the higher revenues and better product mix, partially offset by $4.7 million in expenses related to CTCT transactions and $0.9 million in stock-based compensation expense that were not present in the corresponding period of fiscal 2005. For the nine months ended September 29, 2006 segment operating income increased as a result of higher revenues and increased sales of higher margin products, partially offset by $15.1 million in expenses related to CTCT transactions, $3.0 million in stock-based compensation expense that were not present in the corresponding period of fiscal 2005 and higher costs incurred due to meeting the requirements of a European lead free initiative (known as RoHS).

Field Solutions

Field Solutions revenues increased by $4.4 million or 17% and $6.1 million or 6% for the three and nine months ended September 29, 2006 compared to the same corresponding periods in fiscal 2005. Segment operating income increased by $1.7 million or 42% and $3.3 million or 12% for the three and nine months ended September 29, 2006 as compared to the same corresponding periods in fiscal 2005.

Revenues increased for the three and nine months ended September 29, 2006 compared to the corresponding period of fiscal 2005 due to growth in both our agricultural and GIS businesses. In GIS, growth was due to new products and a continuing shift to a higher value, differentiated distribution channel. In agriculture, growth was driven by higher demand for both automated and manual guidance products as farmers increasingly utilized technology to increase yields and improve productivity. In addition, we benefited from the introduction of our new flow control products that extend our already strong position in this market. Operating income increased primarily due to strong operating leverage and new product introduction, partially offset by the inclusion of stock-based compensation that was not present in the corresponding periods of fiscal 2005.

Mobile Solutions

Mobile Solutions revenues increased by $9.2 million or 128% and $22.8 million or 108% for the three and nine months ended September 29, 2006 compared to the same corresponding periods in fiscal 2005. Segment operating income increased by $1.9 million or 251% and $5.0 million or 153% for the three and nine months ended September 29, 2006 as compared to the same corresponding periods in fiscal 2005.

Revenues for the three and nine months ended September 29, 2006 compared to the corresponding periods of fiscal 2005 grew due to increased subscriber growth, an increase in recurring revenues, the benefit of acquisitions not in the prior period, and our entry into new vertical markets. Operating income increased for three and nine months ended September 29, 2006 compared to the corresponding periods of fiscal 2005 primarily due to higher subscription revenue and gross margins, partially offset by the inclusion of stock-based compensation that was not present in the corresponding periods of fiscal 2005.

Advanced Devices

Advanced Devices revenues increased by $4.6 million or 21% and $7.2 million or 10% for the three and nine months ended September 29, 2006 compared to the same corresponding periods in fiscal 2005. Segment operating income increased by $1.2 million or 41% and decreased by $2.0 million or 19% for the three and nine months ended September 29, 2006 as compared to the corresponding period in fiscal 2005.

For the three and nine months ended September 29, 2006 compared to the corresponding periods in fiscal 2005, the increase in revenue was primarily due to stronger performance in our Applanix business, a new intellectual property licensing agreement with Nokia Corporation signed in the third quarter of fiscal 2006 and an increase of component sales to our non-automotive Original Equipment Manufacturers (“OEM’s”). Operating income for the three months ended September 29, 2006 increased compared to the same period in fiscal 2005 due to stronger Applanix and intellectual property licensing revenue, partially offset by increased development cost related to the TrimTrac® GSM version and the inclusion of $0.5 million in stock-based compensation that were not present in the corresponding periods of fiscal 2005. Operating income decreased for the nine months ended at September 29, 2006 compared to same period in fiscal 2005, primarily due to a reduction in revenue in our automotive and timing businesses, relatively flat sales in our Military and Advanced Systems product line, increased development cost related to the TrimTrac® GSM version and inclusion of $1.4 million in stock-based compensation that were not present in the corresponding periods of fiscal 2005, partially offset due to stronger Applanix and intellectual property licensing revenue.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Research and development	25,180	20,639	77,234	63,332
Percentage of revenue	11%	11%	11%	11%
Sales and marketing	34,902	29,313	103,356	88,388
Percentage of revenue	15%	16%	15%	15%
General and administrative	17,981	13,448	50,016	38,204
Percentage of revenue	8%	7%	7%	6%
Total	78,063	63,400	230,606	189,924
Percentage of revenue	33%	34%	33%	32%

Overall, R&D, S&M, and G&A expense increased by approximately $14.7 million and $40.6 million for the three and nine months ended September 29, 2006 compared to the same corresponding periods in fiscal 2005. Included in the increase were approximately $2.9 million and $9.4 million of stock-based compensation for the three and nine months ended September 29, 2006, respectively, not included in the prior year periods.

The increase in R&D expenses in the third quarter of fiscal 2006 compared with the third quarter of fiscal 2005 was primarily due to the inclusion of expenses of $1.7 million from acquisitions not applicable in the prior fiscal quarter, $1.4 million increase in compensation related expenses, $0.6 million in stock-based compensation expense which was not present in the third quarter of fiscal 2005.

The increase in R&D expenses in the first nine months of fiscal 2006 compared with the corresponding period in fiscal 2005 was primarily due to the to the inclusion of expenses of $3.8 million from acquisitions not applicable in the prior corresponding period, $3.0 million increase in compensation related expenses, $1.9 million in stock-based compensation expense not present in the nine months ended September 30, 2005, $0.6 million increase in consulting fees, and $1.1 million increase in R&D materials expenses which was primarily due to compliance with the European lead free initiative.

All of our R&D costs have been expensed as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

The increase in S&M expenses in the third quarter of fiscal 2006 as compared with the corresponding period of fiscal 2005 was primarily due the inclusion of expenses from acquisitions not applicable in the prior period of $2.4 million, $1.6 million increase in compensation-related expenses, and $0.7 million in stock-based compensation expense not present in the third quarter of fiscal 2005. The increase in S&M expenses in the first nine months of fiscal 2006 as compared with the corresponding period of fiscal 2005 was primarily due the inclusion of expenses from acquisitions not applicable in the prior period in the amount of $4.8 million, $5.3 million increase in compensation related expenses, and $2.1 million in stock-based compensation expense not present in the third quarter of fiscal 2005.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

The increase in G&A expenses in the third quarter of fiscal 2006 compared with the corresponding period in fiscal 2005 was primarily due the inclusion of expenses from acquisitions not applicable in the prior year of $1.1 million, $1.3 million increase in compensation-related expenses, and $1.4 million in stock-based compensation expense not present in the third quarter of the fiscal 2005. The increase in G&A expenses in the first nine months of fiscal 2006 compared with the corresponding period in fiscal 2005 was primarily due the inclusion of expenses from acquisitions not applicable in the prior year of $2.6 million, $3.8 million increase in compensation-related expenses, and $4.5 million in stock-based compensation expense not present in the third quarter of fiscal 2005.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $2.9 million, of which $1.1 million was recorded in cost of sales, in the third quarter of fiscal 2006, compared with $0.9 million in the third quarter of fiscal 2005. The increase was due to several acquisitions made by the Company since the last fiscal year. Amortization of purchased intangible assets was $8.9 million, of which $3.3 million was recorded in cost of revenue, in the first nine months of fiscal 2006, compared with $5.3 million in the first nine months of fiscal 2005. The increase was primarily due to the acquisition of certain technology and patent intangibles as a result of acquisitions not applicable in the comparable period of fiscal 2005.

In-Process Research and Development

We recorded In-process research and development (IPR&D) expense of $50,000 and $1.0 million related to acquisitions during the three and nine month period ended September 29, 2006, respectively. We did not record any IPR&D expense during the same corresponding periods in fiscal 2005. At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. The value of the IPR&D was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Accordingly, the value assigned to these IPR&D amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Restructuring Charges

We did not record any restructuring charges during the third quarter of fiscal 2006 and 2005. During the first quarter of fiscal 2005, we recorded a restructuring charge of approximately $0.3 million associated with the closure of one of our sales offices as a result of integration efforts of a previous acquisition. There were no restructuring charges recorded during the first quarter of 2006. Payments of $0.1 million and $0.3 million were made during each of the three and nine months ended September 29, 2006 and September 30, 2005, respectively, relating to previous restructuring plans.  As of September 29, 2006, the remaining restructuring accrual balance is $0.2 million, which is related to the office closure, and is expected to be paid over the next year. The restructuring accrual is included on the Condensed Consolidated Balance Sheets under the heading of “Accrued Liabilities.”

Non-operating Income (Expense), Net

The components of non-operating income (expense), net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
(In thousands)

Interest income (expense), net	$1,315	$(650)	$2,347	$(1,680)
Foreign currency transaction gain, net	67	61	995	67
Income (expenses) for affiliated operations, net	1,047	(1,976)	4,238	(7,514)
Other income, net	228	119	409	287
Total non-operating income (expense), net	$2,657	$(2,446)	$7,989	$(8,840)

Non-operating income, net, increased by $5.1 million or 209% for third quarter of fiscal 2006 compared with the corresponding period in fiscal 2005, primarily due to a $3.0 million increase in income from affiliated operations, resulting from the absence of $2.6 million in net transfer pricing expense with CTCT that was included in the third quarter of fiscal 2005, but is now included in operating income in fiscal 2006. In addition, non-operating income increased due to an increase in net interest income of $1.9 million as a result of interest expense incurred in the third quarter of fiscal 2005 on debt subsequently repaid, higher interest income earned on the investment of cash balances and the absence of a one-time write-off of debt issuance cost in the third quarter of fiscal 2005.

Non-operating income, net, increased by $16.8 million or 190% during the first nine months of fiscal 2006 compared with the corresponding period in fiscal 2005 primarily due to a $11.7 million increase in income from affiliated operations, the absence of $8.7 million in transfer pricing expense with CTCT that were included in the first nine months of fiscal 2005, but now included in operating income in fiscal 2006. In addition, non-operating income increased due to an increase in net interest income of $4.0 million as a result of interest expense incurred in the second quarter of fiscal 2005 on debt subsequently repaid, higher interest income earned on the investment of cash balances, the absence of a one-time write-off of debt issuance cost in the third quarter of fiscal 2005, and a $0.9 million increase in foreign currency transaction gains.

Income Tax Provision

Our income tax provision reflects a tax rate of 35.0% and 31.4% for the three and nine months ended September 29, 2006, respectively.  The tax rate for the comparable periods in fiscal 2005 was 34%. The 2006 year-to-date tax rate is lower than the 2005 tax rate due to the favorable outcome of two foreign income tax audits and results from an amended tax return, but offset by the impact of  the  accounting for stock based compensation in accordance with  SFAS 123R.

We anticipate a tax rate in the fourth quarter of 2006 of 36%, resulting in an annual tax rate of approximately 32%.  The tax rate could be affected by several factors including stock option activity, geographic mix of our pre-tax income, legislative changes, changes to our existing valuation allowance, or other discrete events in the quarter.

Critical Accounting Policies

We believe that there have been no significant changes during the nine months ended September 29, 2006 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

Stock-based Compensation

We have adopted the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method which requires the adoption of the accounting standard for fiscal years beginning June 15, 2005. As a result, our financial statements for fiscal periods after December 30, 2005 will include stock-based compensation expenses that are not comparable to financial statements of fiscal periods prior to December 30, 2005. SFAS 123(R) requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the requisite service periods of the related employees in the Company’s Condensed Consolidated Statement of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Income because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

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

For the three and nine months ended September 29, 2006, we recognized $2.9 million and $9.4 million in net stock-based compensation expense, respectively. This is compared to the three and nine months ended September 30, 2005 pro forma net stock-based compensation expense of $2.6 million and $8.4 million, respectively. As of September 29, 2006, the total unamortized stock option expense is $14.5 million with a weighted-average recognition period of 1.5 years.

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

LIQUIDITY AND CAPITAL RESOURCES

As of	September 29, 2006	December 30, 2005
(dollars in thousands)

Cash and cash equivalents	$ 136,402	$ 73,853
Accounts receivable days sales outstanding	59	66
Inventory turns per year	4	4
Total debt	$ 757	$ 649

Nine Months Ended	September 29, 2006	September 30, 2005
(in thousands)

Net cash provided by operating activities	$ 85,767	$ 69,596
Net cash used in investing activities	$ (57,149)	(35,568)
Net cash provided (used) in financing activities	$ 31,311	(16,979)
Net increase in cash and cash equivalents	$ 62,549	15,421

Cash and Cash Equivalents

Our financial condition further strengthened as cash and cash equivalents totaled $136.4 million at September 29, 2006, compared to $73.9 million at December 30, 2005. We essentially have no debt at September 29, 2006.

* For the first nine months of fiscal 2006, cash provided by operating activities was $85.8 million, compared to $69.6 million in cash provided by operating activities during the first nine months of fiscal 2005. This increase of $16.2 million was primarily driven by a $27.6 million increase in net income before stock-based compensation expense, partially offset by an $8.8 million decrease in deferred income taxes. Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital. Our accounts receivable days for sales outstanding improved to 59 days at the end of the third quarter of fiscal 2006, from 66 days at the end of fiscal 2005. The decrease is primarily due to increased collection efforts and improvement in monitoring of outstanding receivables. In addition, in the first quarter of 2006, the Company rolled out a dealer floor plan financing program in the U.S. and Canada through a non-recourse financing facility. Our inventory turns were unchanged at four for the first nine months of fiscal 2006 and at fiscal year end 2005.

We used $57.1 million in net cash for investing activities during the first nine months of 2006, compared to $35.6 million in the first nine months of 2005. The $21.5 million increase in spending was due to an increase of $21.6 million in cash used for acquisitions.

* We expect fiscal 2006 capital expenditures to be approximately $15 million to $20 million, primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

We generated $31.3 million in net cash from financing activities in the first nine months of 2006, compared to $17.0 million in cash used during the first nine months of 2005. The $48.3 million improvement was primarily due to a $38.3 million decrease in repayment of net debt, $8.1 million in excess tax benefits relating to stock-based compensation upon the exercise of stock options which were not present in the first nine months of fiscal 2005 and a $3.3 million increase in proceeds received from issuance of common stock.

* We believe that our cash and cash equivalents, together with our credit facilities ($200 million as of September 29, 2006), will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

Debt

At September 29, 2006, our total debt was approximately $0.8 million compared to $0.6 million at the end of fiscal 2005. This relates to government loans to foreign subsidiaries and loans assumed from acquisitions.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (“2005 Credit Facility”) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. The 2005 Credit Facility replaces our $175 million secured 2003 Credit Facility. The funds available under the new 2005 Credit Facility may be used for our general corporate purposes and up to $25 million of the 2005 Credit Facility may be used for letters of credit. We incur a commitment fee if the 2005 Credit Facility is not used. The commitment fee is not material to our results during all periods presented. As of September 29, 2006, the Company had a zero balance outstanding under the 2005 Credit Facility and was in compliance with all financial covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. We do not use derivative financial instruments for speculative purposes. All financial instruments are used in accordance with policies approved by our board of directors.

Market Interest Rate Risk

There has been no change to our market interest rate risk assessment. Refer to our 2005 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk

We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Japanese, New Zealand, South African and Swedish currencies, the Euro, and the British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign exchange forward contract for trading purposes.

Foreign exchange forward contracts outstanding as of September 29, 2006 are summarized as follows (in thousands):

	September 29, 2006
	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(16,382)	$(43)
Sold	$35,298	$345

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

We Face Competition in Our Markets.

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GPS, optical and laser suppliers and competition may intensify from various larger US and non-US competitors and new market entrants, particularly from emerging markets such as China and India, some of which may be our current customers. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

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

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

The market price of our common stock has been, and may continue to be, highly volatile. During the third fiscal quarter of 2006, our stock price ranged from $42.58 to $51.10. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

·	announcements and rumors of developments related to our business or the industry in which we compete;
·	quarterly fluctuations in our actual or anticipated operating results and order levels;
·	general conditions in the worldwide economy, including fluctuations in interest rates;
·	announcements of technological innovations;
·	acquisition announcements;
·	new products or product enhancements by us or our competitors;
·	developments in patents or other intellectual property rights and litigation;
·	developments in our relationships with our customers and suppliers; and
·	any significant acts of terrorism against the United States.

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

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (7)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (8)
3.7	Bylaws of the Company, amended and restated through July 20, 2006. (10)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (9)
4.4	First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (4)
4.5	Form of Warrant to Purchase Shares of Common Stock dated January 14, 2002. (5)
4.6	Form of Warrant dated April 12, 2002. (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006. (10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006. (10)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006. (10)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006. (10)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant's Current Report on Form 8-K filed on January 16, 2002.
(5)	Incorporated by reference to exhibit number 4.2 to the registrant's Current Report on Form 8-K filed on January 16, 2002.
(6)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(7)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(8)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(9)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

                By:  /s/ Rajat Bahri
    Rajat Bahri
    Chief Financial Officer
    (Authorized Officer and Principal
    Financial Officer)

DATE: November 3, 2006

EXHIBIT INDEX

Exhibit No.      Description

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (7)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (8)
3.7	Bylaws of the Company, amended and restated through July 20, 2006. (10)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (9)
4.4	First Amended and Restated Stock and Warrant Purchase Agreement between and among the Company and the investors thereto dated January 14, 2002. (4)
4.5	Form of Warrant to Purchase Shares of Common Stock dated January 14, 2002. (5)
4.6	Form of Warrant dated April 12, 2002. (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006. (10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006. (10)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006. (10)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006. (10)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant's Current Report on Form 8-K filed on January 16, 2002.
(5)	Incorporated by reference to exhibit number 4.2 to the registrant's Current Report on Form 8-K filed on January 16, 2002.
(6)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(7)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(8)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(9)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(10)	Filed herewith.