Form 10-K
period 2006-12-29
TRIMBLE NAVIGATION LTD /CA/
filed 2007-02-23
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to______________
Commission File Number: 0-18645

TRIMBLE NAVIGATION LIMITED
(Exact name of Registrant as specified in its charter)

California	94-2802192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

935 Stewart Drive, Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 481-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which stock registered
Common Stock	NASDAQ Global Select Market
Preferred Share Purchase Rights	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    ☐    No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes    ☐    No     ☒

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
Yes    ☐    No     ☒

As of June 30, 2006, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2.5 billion based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 21, 2007
Common stock, no par value	59,099,854 shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Trimble Navigation Limited's Proxy Statement relating to the annual meeting of stockholders to be held on May 17, 2007 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

TRIMBLE NAVIGATION LIMITED

2006 FORM 10-K ANNUAL REPORT

TRADEMARKS

Trimble, the globe and triangle logo, EZ-Guide, GeoExplorer, AgGPS, Spectra Precision, Autopilot, Fieldport, Copernicus, Recon, TrimTrac, EZ-Steer, and Force, among others are trademarks of Trimble Navigation Limited and its subsidiaries. All other trademarks are the property of their respective owners.

PART I

Item 1	Business

Trimble Navigation Limited, a California corporation (“Trimble” or “the Company” or “we” or “our” or “us”), provides advanced positioning product solutions, typically to commercial and government users. The principle applications served include surveying, agriculture, machine guidance, construction alignment, asset and fleet management, and telecommunications infrastructure. Our products provide benefits that can include lower operational costs, and higher productivity. Examples of products include systems that guide agricultural and construction equipment, surveying instruments, systems that track fleets of vehicles, and data collection systems that enable the management of large amounts of geo-referenced information. In addition, we also manufacture components for in-vehicle navigation and telematics systems, and timing modules used in the synchronization of wireless networks.

Trimble products often combine knowledge of location or position together with a wireless link to provide a solution for a specific application. Position is provided through a number of technologies including the Global Positioning System (GPS) and systems that use laser or optical technologies to establish position. Wireless communication techniques include both public networks, such as cellular, and private networks, such as business band radio. Our products are augmented by our software; this includes embedded firmware that enables the positioning solution and applications software that allows the customer to make use of the positioning information.

We design and market our own products. Our manufacturing strategy includes a combination of in-house assembly and third party subcontractors. Our global operations include major development, manufacturing or logistics operations in the United States, Sweden, Germany, New Zealand, France, Canada, the Netherlands, and India. Products are sold through dealers, representatives, joint ventures, and other channels throughout the world. These channels are supported by our sales offices located in more than 15 countries.

We began operations in 1978 and incorporated in California in 1981. Our common stock has been publicly traded on NASDAQ since 1990 under the symbol TRMB.

On January 17, 2007, Trimble’s Board of Directors approved a 2-for-1 split of all outstanding shares of the Company’s Common Stock, payable February 22, 2007 to stockholders of record on February 8, 2007. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.

Technology Overview

A significant portion of our revenue is derived from applying Global Navigation Satellite System (GNSS) technology to terrestrial applications. The GNSS includes a network of 24 orbiting US based satellites and associated ground control that is funded and maintained by the U. S. Government and is available worldwide free of charge, a Russian satellite based system, and the future European Galileo system. GNSS positioning is based on a technique that precisely measures distances from four or more satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GNSS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and then uses those distances to compute its position. Under normal circumstances, a stand-alone GNSS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to approximately 10 meters, 24 hours a day. Much better accuracies are possible through a technique called “differential GNSS.” In addition to providing position, GNSS provides extremely accurate time measurement.

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

Business Strategy

Our business strategy is developed around an analysis of several key elements:

•	Attractive markets - We focus on underserved markets that offer potential for revenue growth, profitability, and market leadership.

•
Innovative solutions that provide significant benefits to our customers - We seek to apply our technology to applications in which position data is important and where we can create unique value by enabling enhanced productivity in the field or field to back office. We look for opportunities in which the rate of technological change is high and which have a requirement for the integration of multiple technologies into a solution.

•
Distribution channels to best access our markets - We select distribution channels that best serve the needs of individual markets. These channels can include independent dealers, direct sales, joint ventures, OEM sales, and distribution alliances with key partners. We view international expansion as an important element of our strategy and seek to develop international channels.

Business Segments and Markets

We are organized into four reporting segments encompassing our various applications and product lines: Engineering and Construction, Field Solutions, Mobile Solutions and Advanced Devices. Our segments are distinguished by the markets they serve. Each segment consists of businesses which are responsible for product development, marketing, sales, strategy, and financial performance.

In the first quarter of 2006, Trimble combined the operating results of the former Components Technologies and Portfolio Technologies segments and included the combined operating results in the Advanced Devices segment. The change in presentation was made in recognition of the small size of each of the businesses relative to the total company. The presentation of prior period’s segment operating results has been conformed to the Company’s current segment presentation.

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

An example of the customer benefits provided by our product is our GPS and robotic optical surveying instruments which enable the surveyor to perform operations in the field faster, more reliably than conventional surveying instruments and with a smaller crew. Similarly, our construction machine guidance products allow the operator to achieve the desired landform while eliminating stakeout and reducing rework. These steps in the construction process can be readily linked together with data collection modules to minimize the time and effort required to maintain data accuracy throughout the entire construction process.

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

Trimble® VX™ Spatial Station - Trimble VX Spatial Station is an advanced positioning system that combines optical, 3D scanning and video capabilities—Trimble VISION™ technology—to measure objects in 3D to produce 2D and 3D data sets for spatial imaging projects. The Trimble VX Spatial Station enables users to blend extremely accurate ground-based information with airborne data to provide comprehensive datasets for use in the geospatial information industry.

GCS family of Grade Control Systems - Grade control systems meet construction contractors' needs with productivity-enhancing solutions for earthmoving, site prep and roadwork. The Trimble GCS family provides upgrade options that deliver earthmoving contractors the flexibility to select a system that meets their daily needs today, and later add on to meet their changing needs. For example, a single control system such as the GCS300 can provide for low-cost point of entry into grade control, and over time can be upgraded to the GCS400 dual sensor system, or to the full 3D GCS900 Grade Control System.

Spectra Precision® Laser portable tools - Our Spectra Precision Laser portfolio includes a broad range of laser based tools for the interior, drywall and ceilings, HVAC, and mechanical contractor. Designed to replace traditional methods of measurement and leveling for a wide range of interior construction applications, our laser tools are easy to learn and use. Our Spectra Precision Laser product portfolio includes rotating lasers for horizontal leveling and vertical alignment, as well as laser pointers and a laser based distance measuring devices. They are available through independent and national construction supply houses both in the US and in Europe.

Proliance® - Proliance® allows infrastructure-intensive organizations to optimize the Plan-Build-Operate project lifecycle for complex capital projects, construction and real estate programs, and extensive facility portfolios. Proliance was designed for large building owner/operators, real estate developers and engineering-driven organizations managing $250M or more annually in new project construction or facility renovations.

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

In 2006, Field Solutions entered the agricultural flow controls market with the introduction of the AgGPS® EZ-Boom™ 2010 automated application control system. The new system is designed to help growers cut input costs and reduce operator fatigue by providing precise automatic control of field spraying applications. The AgGPS EZ-Boom 2010 system provides both application flow control and automatic boom section control that integrates with the Trimble AgGPS EZ-Guide® Plus and/or Field Manager™ display.  The combination of the AgGPS EZ-Boom 2010 system and EZ-Guide Plus Field Manager display allows the user to consolidate guidance, flow control, and precision agriculture functions into one integrated package controlling up to 10 boom sections automatically with GPS guidance.

We use multiple distribution channels to access the agricultural market, including independent dealers and partners such as CNH Global. Competitors in this market are either vertically integrated implement companies such as John Deere, or agricultural instrumentation suppliers such as Raven, CSI Wireless and Autofarm.

Our Mapping and GIS product line is centered on handheld data collectors that gather information in the field to be incorporated into GIS databases. Typically this information includes features, attributes, and positions of fixed infrastructure and natural resource assets. An example would be that of a utility company performing a survey of its transmission poles including the age and condition of each telephone pole. Our handheld unit enables this data to be collected and automatically stored while confirming the location of the asset. The data can then be downloaded into a GIS database. This stored data could later be used to navigate back to any individual asset or item for maintenance or data update. Our mobile GIS initiative goes one step further by allowing this information to be communicated from the field worker to the back-office GIS database through the combination of wireless technologies, as well as giving the field worker the ability to download information from the database. This capability provides significant advantages to users including improved productivity, accuracy and access to the information in the field.

Distribution for GIS products is primarily through a network of independent dealers and business partners, supported by Trimble personnel. Primary markets for our GIS products and solutions include both governmental and commercial users. Government users are most often municipal governments and natural resource agencies. Commercial users include utility companies. Competitors in this market are typically survey instrument companies utilizing GPS technology. Two examples are Topcon and Thales.

Approximate product price points in this segment range from $3,000 for a GIS handheld unit to $35,000 for a fully automated, farm equipment control system.

Representative products sold within this segment include:

AgGPS® EZ-Boom™ 2010 - The AgGPS EZ-Boom 2010 automated application control system is designed to help growers cut input costs and reduce operator fatigue by providing precise automatic control of field spraying applications.  It works with the Trimble AgGPS EZ-Guide Plus lightbar guidance system, AgGPS EZ-Steer® assisted steering system or the AgGPS Autopilot™ automated steering system.

AgGPS® Autopilot™ System - A GPS-enabled, agricultural navigation system that connects to a tractor’s steering system and automatically steers the tractor along a precise path to within three centimeters or less. This enables both higher machine productivity and more precise application of seed and chemicals, thereby reducing costs to the farmer.

AgGPS® EZ-Steer® System - A value added assisted steering system, that when combined with the EZ-Guide Plus system, automatically steers agricultural vehicles along a path within 20 centimeters or less. This system installs in less than thirty minutes and is designed to reduce gaps and overlaps in spraying, fertilizing, and other field applications as well as reduce operator fatigue.

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

Spacient® Fieldport® Software - Focuses on automating field service processes, operational efficiency and profitability for water and wastewater utility customers. Sales and distribution of Fieldport software solutions are direct to the customer. A Fieldport software installation involves a degree of integration and professional services.

Mobile Solutions

Our Mobile Solutions segment addresses solutions for vehicles and mobile workers by providing both hardware and software for managing mobile work, mobile workers and mobile assets. The software is provided in both a client server model or web based.  Our software is provided through our hosted platform for a monthly subscription service fee; or as a perpetual license with annual maintenance and support fees.

Our vehicle solutions include an onboard computer consisting of a GPS receiver, business logic, sensor interface, and a cellular modem. Our solution includes the communication service to and from the vehicle to our data center and access over the Internet to the application software.

Our mobile worker solutions include a rugged PC and software.   The solutions will also include communication gateway for back office integration.

One element of our market strategy targets opportunities in specific vertical markets where we believe we can provide a unique value to the end-user by tailoring our solutions for a particular industry.  Sample markets include Ready Mix Concrete, Direct Store Delivery and Public Safety.  Our ready mix concrete solution combines a suite of sensors with our in-vehicle wireless platform providing fleets with updated vehicle status that requires no driver interaction - referred to as “auto-status.”

We also sell our vehicle solutions using a horizontal market strategy that focuses on providing turnkey solutions to a broad range of service fleets that span a large number of market segments. Here, we leverage our capabilities without the same level of customization. These solutions are sold to the general service fleets as well as transportation and distribution fleets both on a direct basis and through dealer channels.

Our enterprise strategy focuses on sales to large, enterprise accounts with more than 1,000 vehicles or routes. Here, in addition to a Trimble-hosted solution, we can also integrate our service directly into the customer’s IT infrastructure, giving them improved control of their information. In this market we sell directly to end-users. Sales cycles tend to be long due to field trials followed by an extensive decision-making process.

Approximate prices for hardware fall in the range of $400 to $4,000, while the monthly subscription service fees range from approximately $25 to approximately $55, depending on the customer service level.

We have also entered into new markets by acquisitions of Advanced Public Safety, Inc. (APS) and Visual Statement Inc. (VS).  APS provides mobile and handheld software products used by law enforcement, fire rescue and other public safety agencies.  VS provides desktop software and enterprise solutions for collision and crime incident analysis, reporting and workflow management.

Representative products sold in this segment include:

Trimble Fleet Productivity - Our fleet productivity solution offerings are comprised of the TrimView and TrimWeb mobile platforms. The TrimWeb system provides different levels of service that run from snapshots of fleet activity to real-time fleet dispatch capability via access to the web based platform through a secure internet connection. The TrimWeb system includes truck communication service and computer backbone support of the service. TrimView is sold to fleets where system integration into back office applications are  required for more robust information flow.

Trimble Consumer Packaged Goods (CPG)- This software solution operates in the Microsoft CE/Pocket or WinMobile PC environment and addresses the pre-sales, delivery, routes sales and full service vending functions performed by mobile workers.  Customers within the CPG market purchase a combination of both license software and handheld PCs.  The software handles all communications from/to the mobile computer as well as from/to the host and any other ERP or decision support systems.

Trimble Public Safety - We provide a suite of solutions for the public safety sector including our Pocket Citation System which is an electronic ticketing system enables law enforcement officers to issue traffic citations utilizing a mobile handheld device. This system scans the traffic offender’s driver’s license and automatically populates the appropriate information into the citation. We also provide a variation of  this solution which enables law enforcement officers to complete electronic traffic citations in under 30 seconds. Within this sector we also provide desktop software which enables accident investigators and other public safety professionals to reconstruct and simulate vehicle accidents.

Advanced Devices

In the first quarter of 2006, we began reporting a new segment called Advanced Devices that combines our previously reported Component Technologies and Portfolio segments. This was done in recognition of the small size of each of the businesses comprising the new segment, relative to the total company. Advanced Devices includes the product lines from our Component Technologies, Applanix, Trimble Outdoors, and Military and Advanced Systems (MAS) businesses. It is helpful to recognize that with the exception of Trimble Outdoors and Applanix these businesses share several characteristics: they are hardware centric, generally rely on OEM distribution, and have products that can be utilized in a number of different end-user markets.

Within Component Technologies, we provide GPS-based components for applications that require embedded position or time to markets such as the telecommunications and automotive industries where we supply modules, boards, custom integrated circuits, or single application IP licenses to the customer according to the needs of the application. Sales are made directly to original equipment manufacturers (OEMs) and system integrators who incorporate our component into a sub-system or a complete system-level product. Component Technologies has developed GPS technologies which it is making available for license. These technologies can run on certain digital signal processors (DSP) or microprocessors removing the need for dedicated GPS baseband signal processor chips. Advanced Devices has an agreement with u-Nav Microelectronics to license Trimble GPS technology for u-Nav GPS chipsets. We also have a cooperative licensing deal with Nokia for Trimble's Global Navigation Satellite System (GNSS) patents related to designated wireless products and services involving location technologies, such as GPS, assisted GPS or Galileo. The licensing agreement is exclusive to Nokia for the wireless consumer product and service domain and includes sublicensing rights. In return, Trimble receives a non-exclusive license to Nokia’s location-based patents for use in Trimble's commercial products and services.

Our Applanix business develops, manufactures, sells and supports high-value, precision products that combine GPS with inertial sensors for accurate measurement of the position and attitude. Sales are made directly by our sales force to the end users or to systems integrators. Competitors include IGI in the airborne survey market, and iXsea and TSS in the marine survey market.

Our MAS business supplies GPS receivers and embedded modules that use the military’s GPS advanced capabilities. The modules are principally used in aircraft navigation and timing applications. Military products are sold directly to either the US Government or defense contractors. Sales are also made to authorized foreign end users. Competitors in this market include Rockwell Collins, L3, and Raytheon.

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

Representative products sold by this segment include:

Copernicus™ GPS Receiver-Copernicus is Trimble’s first product built upon the uNav Microelectonics GPS chipset. It is a full-function GPS receiver in a surface mount package the size of a postage stamp.

TrimTrac® Locator - Our TrimTrac product is a complete end user device that combines GPS functionality with global system for mobile communications (GSM) wireless communications. In 2006, we added to the TrimTrac locator full quad-band GSM and general packet radio service (GPRS) support along with several important application level features. The device is suitable for high volume personal vehicle and commercial asset management applications that demand a low-cost locator.

Applanix POS/AV™ - An integrated GPS/inertial system for airborne surveying that measures aircraft position to an accuracy of a few centimeters and aircraft attitude (angular orientation) to an accuracy of 30 arc seconds or better. This system is typically interfaced to large format cameras and scanning lasers for producing geo-referenced topographic maps of the terrain.

Applanix DSS™ 322 Digital Sensor System - A medium-format, digital aerial camera system with direct georeferencing capability designed for streamlined airborne digital image acquisition. Used for corridor surveys, photogrammetric mapping, GIS analysis and feature identification, and other airborne remote sensing applications requiring high-quality digital imagery.

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

Acquisitions and Joint Ventures

Our growth strategy is centered on developing and marketing innovative and complete value-added solutions to our existing customers, while also marketing them to new customers and geographic regions. In some cases, this has led to partnering with or acquiring companies that bring technologies, products or distribution capabilities that will allow us to establish a market beach head, penetrate a market more effectively, or develop solutions more quickly than if we had done so solely through internal development. Since 1999, this has led us to form two joint ventures and acquire twenty one companies. Most of these acquisitions have been small both in dollar terms and in number of people added to the Trimble employee base. No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results.

@Road, Inc.

On February 16, 2007, we acquired @Road, Inc. of Fremont, California. @Road, Inc. is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries. @Road will be reported within our Mobile Solutions business segment. This acquisition was the largest in acquisition value in the company’s history. It significantly increases our presence in the mobile resource management, or MRM, market which Trimble believes is a large and fast growing market.

* With the addition of @Road, Trimble’s TMS segment will be better able to service larger customers, with a broader and more robust solution set.

INPHO GmbH

On February 13, 2007, we acquired INPHO GmbH of Stuttgart, Germany. INPHO is a leader in photogrammetry and digital surface modeling for aerial surveying, mapping and remote sensing applications. INPHO will be reported within Trimble’s Engineering and Construction segment.

Spacient Technologies, Inc.

On November 21, 2006, we acquired privately-held Spacient Technologies, Inc. of Long Beach, California. Spacient is a leading provider of enterprise field service management and mobile mapping solutions for municipalities and utilities. Spacient’s performance is reported under our Field Solutions business segment.

Meridian Project Systems, Inc.

On November 7, 2006, we acquired privately-held Meridian Project Systems, Inc. of Folsom, California. Meridian provides enterprise project management and lifecycle software for optimizing the plan, build and operate lifecycle for real estate, construction and other physical infrastructure projects. Meridian’s performance is reported under our Engineering and Construction business segment.

XYZ Solutions, Inc.

On October 27, 2006, we acquired privately-held XYZ Solutions, Inc., of Alpharetta, Georgia. XYZ Solutions provides real-time, interactive 3D intelligence software to manage the spatial aspects of a construction project. XYZ Solutions’ performance is reported under our Engineering and Construction business segment.

Visual Statement, Inc.

On October 11, 2006, we acquired privately-held Visual Statement, Inc. of Kamloops, British Columbia, Canada. Visual Statement provides desktop software tools for crime and collision incident investigation, analysis, and reconstitution as well as state-wide enterprise solutions for reporting and analysis used by public safety agencies. Visual Statement’s performance is reported under our Mobile Solutions business segment.

BitWyse Solutions, Inc.

On May 1, 2006, we acquired the assets of privately-held BitWyse Solutions, Inc. of Salem, Massachusetts. BitWyse is a provider of engineering and construction information management software. BitWyse’s performance is reported under our Engineering and Construction business segment.

Eleven Technology, Inc.

On April 28, 2006, we acquired privately-held Eleven Technology, Inc. of Cambridge, Massachusetts. Eleven is a mobile application software company with a leading position in the Consumer Packaged Goods industry. Eleven’s performance is reported under our Mobile Solutions business segment.

Quantm International, Inc.

On April 5, 2006, we acquired privately-held Quantm International, Inc., a provider of transportation route optimization solutions used for planning highways, railways, pipelines and canals. Quantm’s performance is reported under our Engineering and Construction business segment.

XYZs of GPS, Inc.

On February 26, 2006, we acquired the assets of XYZs of GPS, Inc. of Dickerson, Maryland. XYZ develops real-time Global Navigation Satellite System or, GNSS, reference station, integrity monitoring and dynamic positioning software for meter, decimeter and centimeter applications. XYZs’ performance is reported under our Engineering and Construction business segment.

Patents, Licenses and Intellectual Property

We hold approximately 625 US patents and approximately 85 non-US patents, the majority of which cover GPS technology and other applications such as optical and laser technology.

We prefer to own the intellectual property used in our products, either directly or though subsidiaries. From time to time we license technology from third parties.

There are approximately 190 trademarks registered to Trimble and its subsidiaries including "Trimble," the globe and triangle logo, "AgGPS," "GeoExplorer," and "Recon," among others that are registered in the United States and other countries. Additional trademarks are pending registration.

Sales and Marketing

We tailor the distribution channel to the needs of our products and regional markets through a number of sales channel solutions around the world. We sell our products worldwide primarily through dealers, distributors, and authorized representatives, occasionally granting exclusive rights to market certain products within specific countries. This channel is supported and supplemented (where third party distribution is not available) by our regional sales offices throughout the world. We also utilize distribution alliances, OEM relationships and joint ventures with other companies as a means to serve selected markets.

During fiscal 2006, sales to customers in the United States represented 54%, Europe represented 25%, Asia Pacific represented 12% and other regions represented 9% of our total revenues. During fiscal 2005, sales to customers in the United States represented 54%, Europe represented 25%, Asia Pacific represented 11% and other regions represented 10% of our total revenues.

Warranty

The warranty periods for our products are generally between 90 days and three years. Selected military programs may require extended warranty periods up to 5.5 years and certain Nikon products have a five-year warranty period. We support our GPS products through a circuit board replacement program from locations in the United Kingdom, Germany, Japan, and the United States. The repair and calibration of our non-GPS products are available from company-owned or authorized facilities. We reimburse dealers and distributors for all authorized warranty repairs they perform.

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

Backlog

In most of our markets, the time between order placement and shipment is short. Orders are generally placed by customers on an as-needed basis. In general, customers may cancel or reschedule orders without penalty. For these reasons, we do not believe that orders are an accurate measure of backlog and, therefore, we believe that backlog is not a meaningful indicator of future revenues or material to an understanding of our business.

Manufacturing

Manufacturing of substantially all our GPS subsystems is subcontracted to Solectron Corporation. During fiscal 2006 we continued to utilize Solectron's Suzhou facilities in China for all of our Component Technologies products. During 2006 and 2004 we expanded our use of Solectron in Mexico for our Construction and Field Solutions products and handhelds, respectively. We continue to utilize Solectron California for our high-end GPS products and new product introduction services. Solectron is responsible for substantially all material procurement, assembly, and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Solectron continues in effect until either party gives the other ninety days written notice.

We manufacture laser and optics-based products at our plants in Dayton, Ohio; Danderyd, Sweden; Jena and Kaiserslautern, Germany; and Toronto, Canada. Some of these products or portions of these products are also subcontracted to third parties for assembly.

Our design and manufacturing sites in Dayton, Ohio; Sunnyvale, California; Danderyd, Sweden; Jena and Kaiserslautern, Germany are registered to ISO9001:2000, covering the design, production, distribution, and servicing of all our products.

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

Our research and development expenditures, net of reimbursed amounts were $103.8 million for fiscal 2006, $84.3 million for fiscal 2005, and $77.6 million for fiscal 2004.

* We expect to continue investing in research and development with the goal of maintaining or improving our competitive position, as well as the goal of entering new markets.

Employees

As of December 29, 2006, we employed 2,842 employees, including 25% in sales and marketing, 36% in manufacturing, 28% in engineering, and 11% in general and administrative positions. Approximately 41% of employees are in locations outside the United States.

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

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:

Trimble Navigation Limited
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations Telephone: 408-481-8000

Executive Officers

The names, ages, and positions of the Company's executive officers as of February 22, 2007 are as follows:

Name	Age	Position
Steven W. Berglund	55	President and Chief Executive Officer
Rajat Bahri	42	Chief Financial Officer
Rick Beyer	49	Vice President, Mobile Solutions
Joseph F. Denniston, Jr.	46	Vice President, Operations
Bryn A. Fosburgh	44	Vice President, Engineering and Construction
Mark A. Harrington	51	Vice President, Strategy and Business Development
Debi Hirshlag	41	Vice President, Human Resources
John E. Huey	57	Treasurer
Irwin L. Kwatek	67	Vice President and General Counsel
Michael W. Lesyna	46	Vice President, Business Transformation
Bruce E. Peetz	55	Vice President, Advanced Technology and Systems
Julie Shepard	49	Vice President, Finance
Alan R. Townsend	58	Vice President, Field Solutions
Dennis L. Workman	62	Vice President and Chief Technical Officer, Advanced Devices

Steven W. Berglund - Steven Berglund has served as president and chief executive officer of Trimble since March 1999. Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, a group within Spectra Physics AB, and a pioneer in the development of laser systems. He spent 14 years at Spectra Physics in a variety of senior leadership positions. In the early 1980s, Mr. Berglund spent a number of years at Varian Associates in Palo Alto, where he held a variety of planning and manufacturing roles. Mr. Berglund began his career as a process engineer at Eastman Kodak in Rochester, New York. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering. He later received his M.B.A. from the University of Rochester.

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

Rick Beyer - Rick Beyer joined Trimble in March 2004 as president of Trimble Mobile Solutions (TMS) and in May 2006, Mr. Beyer was appointed a Vice President of Trimble. Prior to joining Trimble, Mr. Beyer held senior executive positions within the wireless mobile solutions industry since 1987. Part of the original senior executive team that launched Qualcomm's OmniTRAC's mobile satellite communication solution, Mr. Beyer also held the positions of general manager at Rockwell Collins, on-board computing division, from 1994 to 1995; executive vice president of Norcom Networks from 1995 to 1999; president of Husky Technologies, now part of Itronix, from 1999 to 2000; and CEO of TracerNet, now Trimble Mobile Solutions, from 2002 to 2004. Mr. Beyer holds a B.A. from Olivet College and was Chairman of the Board at the college from 2000 to 2003. He was elected Trustee Emeritus in 2007. Rick also served as a member of the Council of Board Chairs for the Association of Governing Boards for Colleges and Universities from 2002 to 2005.

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

Bruce E. Peetz - Bruce Peetz has served as vice president of Advanced Technology and Systems since 1998 and has been with Trimble for 18 years. From 1996 to 1998, Mr. Peetz served as general manager of the Survey Business. Prior to joining Trimble, Mr. Peetz was a research and development manager at Hewlett-Packard for 10 years. Mr. Peetz received his B.S. in electrical engineering from Massachusetts Institute of Technology in Cambridge, Massachusetts in 1973.

Julie Shepard - Julie Shepard joined Trimble in December of 2006 as vice president of finance.  Ms. Shepard brings with her over 20 years of experience in a broad range of finance roles. She is responsible for Trimble's worldwide finance operations including financial planning, accounting, external reporting, and compliance. Most recently, Ms. Shepard served as vice president of finance and corporate controller at Quantum Corporation, from 2004 to 2006, and vice president of finance at Nishan Systems, from 2000 to 2003. Ms. Shepard began her career at Price Waterhouse and is a Certified Public Accountant. She received a B.S from California State University where she majored in Accounting.

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

Item 1A.	Risk Factors.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report of management in our Annual Report on Form 10-K. For fiscal 2004, 2005, and 2006 we satisfied the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments.

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

Many of Our Products Rely on GNSS technology, the GPS and other Satellite Systems

GNSS technology, GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 30 satellites in place, some have already been in operation for more than 12 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites may impair the current utility of the GPS system and the growth of current and additional market opportunities.

In 2004, a Presidential policy affirmed a 1996 Presidential Decision Directive that marked the first time in the evolution of GPS that access for civilian use was free of direct user fees. In addition, Presidential policy has been complemented by corresponding legislation, that was signed into law. However, there can be no assurance that the U.S. Government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. Government for the use of GPS without charge will remain unchanged. Because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies.

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

The European governments have begun development of an independent satellite navigation system, known as Galileo. We have access to the preliminary signal design, which is subject to change. Although an operational Galileo system is several years away, if we are unable to develop a timely commercial product, it may have a materially adverse effect on our business and operating results.

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

In particular, under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. In addition, we face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of many of our products. The European Union (“EU”) adopted new directives to manage the use of hazardous materials and to facilitate the recycling of electrical and electronic equipment sold in the EU. One of these is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006.

China adopted the Management Measures on Electronic Information Product Pollution Control to manage toxic and hazardous substances in electronic information products in 2006. Also known as “China RoHS,” the new regulations will require labeling of products containing toxic or hazardous substances placed on the Chinese market after March 1, 2007. Similar laws and regulations have been or may be enacted in other regions, including in the United States and Japan. Other environmental regulations may require us to reengineer our products to utilize components which are more environmentally compatible and such reengineering and component substitution may result in additional costs to us. Although we do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on our business.

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

We Are Exposed to Fluctuations in Currency Exchange Rates.

A significant portion of our business is conducted outside the U.S., and as such, we face exposure to movements in non-U.S. currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Fluctuation in currency impacts our operating results.

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

We Face Risks in Investing in and Integrating New Acquisitions.

We have recently acquired a number of companies, including @Road, and intend to continue to acquire other companies. Acquisitions of companies entail numerous risks, including:

·	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;
·	diversion of management’s attention from on-going business concerns;
·	loss of key employees of acquired operations;
·	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;
·	the potential disruption of our ongoing business;
·	unanticipated expenses related to such integration;
·
the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

·	the impairment of relationships with employees and customers of either an acquired company or our own business;
·	the potential unknown liabilities associated with acquired business;
·	inability to recover strategic investments in development stage entities; and
·	insufficient revenues to offset increased expenses associated with acquisitions.

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

Our Debt Could Adversely Affect Our Cash Flow and Prevent Us from Fulfilling Our Obligations.

Upon consummation of the @Road acquisition, on February 20, 2007, we borrowed $250 million under an amended credit agreement and term loan which has increased our outstanding indebtedness and interest expense. Our debt could have important consequences, such as:

·
requiring us to dedicate a portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements;

·	increasing our vulnerability to adverse economic and industry conditions;
·	limiting our flexibility in planning for, or reacting to, changes and opportunities in, our industry, which may place us at a competitive disadvantage; and
·	limiting our ability to incur additional debt on acceptable terms, if at all.

Additionally, if we were to default under our amended credit agreement and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate and the lenders could accelerate our obligations under the amended credit agreement, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.  Additionally, our subsidiaries that have guaranteed the amended credit agreement could be required to pay the full amount of our obligations under the amended credit agreement.  Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition, and results of operations.

We May Not Be Able to Enter Into or Maintain Important Alliances.

We believe that in certain business opportunities our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon, and CNH Global. Our failure to form and maintain such alliances, or the pre-emption of such alliances by actions of competitors or us, will adversely affect our ability to penetrate emerging markets. No assurances can be given that we will not experience problems from current or future alliances or that we will realize value from any such strategic alliances.

We Face Competition in Our Markets.

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GPS, optical and laser suppliers and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants, particularly from emerging markets such as China and India, some of which may be our current customers. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

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

We Are Subject to the Impact of Governmental and Other Similar Certifications.

We market certain products that are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results. Also, some of our products that use integrated radio communication technology require product type certification and some products require an end user to obtain licensing from the FCC for frequency-band usage. These are secondary licenses that are subject to certain restrictions. An inability or delay in obtaining such certifications or changes to the rules by the FCC could adversely affect our ability to bring our products to market which could harm our customer relationships and have a material adverse effect on our business.

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

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock.

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2006, our stock price ranged from $17.51 to $26.18, on a post-split basis. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The following table sets forth the significant real property that we own or lease as of February 23, 2007:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Sunnyvale, California	All	160,000	Leased, expiring 2012 3 buildings
Huber Heights (Dayton), Ohio	Engineering & Construction Field Solutions Distribution	150,000 57,200 35,600	Owned, no encumbrances Leased, expiring in 2011 Leased, month to month
Westminster, Colorado	Engineering & Construction, Field Solutions	76,000	Leased, expiring 2013
Corvallis, Oregon	Engineering & Construction	20,000 38,000	Owned, no encumbrances Leased, expiring 2007
Richmond Hill, Canada	Advanced Devices	50,200	Leased, expiring 2007
Danderyd, Sweden	Engineering & Construction	93,900	Leased, expiring 2010
Christchurch, New Zealand	Engineering & Construction, Mobile Solutions, Field Solutions	65,000	Leased, expiring 2010 2 buildings
Fremont, California (@Road)	Mobile Solutions	102,544	Leased, expiring 2010 2 buildings
Chennai, India (@Road)	Mobile Solutions	37,910	Leased, expiring 2009

In addition, we lease a number of smaller offices around the world primarily for sales and manufacturing functions. For financial information regarding obligations under leases, see Note 10 of the Notes to the Consolidated Financial Statements.

* We believe that our facilities are adequate to support current and near-term operations.

Item 3.	Legal Proceedings.

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on our overall financial position, results of operations, or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ National Market under the symbol "TRMB." The table below sets forth, during the periods indicated, the high and low per share sale prices for our common stock as reported on the NASDAQ National Market.

	2006 Sales Price		2005 Sales Price
Quarter Ended	High	Low	High	Low
First quarter	$22.53	$17.51	$19.12	$15.02
Second quarter	24.26	19.68	20.56	15.04
Third quarter	25.55	21.29	22.28	15.58
Fourth quarter	26.18	22.10	18.98	13.32

2-for-1 Stock Split

On January 17, 2007, Trimble’s Board of Directors approved a 2-for-1 split of all outstanding shares of the Company’s Common Stock, payable February 22, 2007 to stockholders of record on February 8, 2007. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.

As of December 29, 2006, there were approximately 1,009 holders of record of our common stock.

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

As of And For the Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004	January 2, 2004	January 3, 2003
(Dollar in thousands, except per share data)

Revenue	$940,150	$774,913	$668,808	$540,903	$466,602
Gross margin	$461,081	$389,805	$324,810	$268,030	$234,432
Gross margin percentage	49%	50%	49%	50%	50%
Income from continuing operations	$103,658	$84,855	$67,680	$38,485	$10,324
Net income	$103,658	$84,855	$67,680	$38,485	$10,324
Per common share (1):
Net income (1)
- Basic	$0.94	$0.80	$0.66	$0.41	$0.12
- Diluted	$0.89	$0.75	$0.62	$0.38	$0.12
Shares used in calculating basic earnings per share (1)	110,044	106,432	102,326	95,010	85,720
Shares used in calculating diluted earnings per share (1)	116,072	113,638	109,896	100,024	87,156
Cash dividends per share	$-	$-	$-	$-	$-

Total assets	$978,431	$743,088	$653,978	$552,602	$447,704
Non-current portion of long term debt and other non-current liabilities	$28,000	$19,474	$38,226	$85,880	$114,051

(1)
2-for-1 Stock Split - On January 17, 2007, Trimble’s Board of Directors approved a 2-for-1 split of all outstanding shares of the Company’s Common Stock, payable February 22, 2007 to stockholders of record on February 8, 2007. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.

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

EXECUTIVE LEVEL OVERVIEW

Trimble’s focus is on combining positioning technology with wireless communication and application capabilities to create system-level solutions that enhance productivity and accuracy for our customers. The majority of our markets are end-user markets, including engineering and construction firms, governmental organizations, public safety workers, farmers and companies who must manage fleets of mobile workers and assets. In our Advanced Devices segment, we also provide components to original equipment manufacturers to incorporate into their products. In the end user markets, we provide a system that includes a hardware platform that may contain software and customer support. Some examples of our solutions include products that automate and simplify the process of surveying land, products that automate the utilization of equipment such as tractors and bulldozers, products that enable a company to manage its mobile workforce and assets, and products that allow municipalities to manage their fixed assets.

Solutions targeted at the end-user make up a significant majority of our revenue. To create compelling products, we must attain an understanding of the end users’ needs and work flow, and how location-based technology can enable that end user to work faster, more efficiently and more accurately. We use this knowledge to create highly innovative products that change the way work is done by the end-user. With the exception of our TMS segment, our products are generally sold through a dealer channel, and it is crucial that we maintain a proficient global, third-party distribution channel.

During 2006 we continued to execute our strategy with a series of actions that can be summarized in four categories.

Reinforcing our position in existing markets

Generally, we believe that our markets provide us with additional, substantial potential for substituting our technology for traditional methods. In 2006 we continued to develop new products and to strengthen our distribution channels to realize these opportunities. A number of new products such as Trimble S6, Trimble SPS700 Robotic Construction Total Station and the enhanced Trimble GCS900 Grade Control System strengthened our competitive position and created new value for the user.

Extend our position in existing markets through new product categories

We are utilizing the strength of the Trimble brand in our markets to expand our revenues by bringing new products to existing users. A 2006 example was the introduction of the AgGPS EZ-Boom 2010 product. In order to create new categories of products on the construction site we acquired Quantm, Meridian, XYZ Solutions, and Bitwyse.

Bring existing technology to new markets

* We continue to reinforce our position in existing markets and positioned ourselves in newer markets that will serve as important sources of future growth. Our efforts in China, India, Russia, Korea and Eastern Europe all reflected improving financial results, with the promise of more in the future.

Entered completely new markets

In fiscal 2006 we acquired Visual Statement, which provides desktop software tools for crime and collision incident investigation, analysis, and reconstitution as well as state-wide enterprise solutions for reporting and analysis used by public safety agencies, and Eleven Technology, Inc., which is a mobile application software company with a leading position in the Consumer Packaged Goods industry. In addition, we increased our reach with existing products in new markets, particularly emerging markets such as China and India.

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

Revenue Recognition

Our revenues are recorded in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” and Statement of Position (SOP) No. 98-9, “Modification of SOP 97-2”. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

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

Our shipment terms for US orders, and international orders fulfilled from its European distribution center are typically FCA (Free Carrier) shipping point, except certain sales to US government agencies which are shipped FOB destination. FCA shipping point means that we fulfill the obligation and title has passed to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, we may choose within the place or range stipulated where the carrier will take the goods into carrier’s charge. FOB destination means revenue for orders are not recognized until the product is delivered and title has transferred to the buyer. We bear all costs and risks of loss or damage to the goods up to that point. Shipping and handling costs are included in the cost of goods sold.

Revenue to distributors and resellers is recognized upon delivery, assuming all other criteria for revenue recognition have been met. Distributors and resellers do not have a right of return.

Revenues from purchased extended warranty and support agreements are deferred and recognized ratably over the term of the warranty/support period.

We apply Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” to products where the embedded software is more than incidental to the functionality of the hardware. This determination requires significant judgment including a consideration of factors such as marketing, research and development efforts and any postcustomer contract support relating to the embedded software.

In accordance with Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when a non-software sale involves multiple elements the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met.

Our software arrangements generally consist of a perpetual license fee and post contract customer support (PCS). We have established vendor-specific objective evidence (VSOE) of fair value for our PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method, which revenue is primarily recognized when the software has been delivered and there are no remaining obligations. Revenue from PCS is recognized ratably over the term of the PCS agreement.

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts, was $172.0 million as of December 29, 2006, compared with $145.1 million as of December 30, 2005. We evaluate the collectibility of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

A reserve for sales returns is established based on historical trends in product return rates experienced in the ordinary course of business. The reserve for sales returns as of December 29, 2006 and December 30, 2005 were $900,000 and $1.5 million, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation

Our inventories, net balance was $112.6 million as of December 29, 2006 compared with $107.9 million as of December 30, 2005. Our inventory allowances as of December 29, 2006 were $28.6 million, compared with $23.2 million as of December 30, 2005. Our inventories are stated at the lower of cost or market, with costs primarily computed on a standard cost basis. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired inventory. Factors influencing these adjustments include decline in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required.

Income Taxes

Income taxes are accounted for under the liability method whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not such assets will not be realized.

The company’s valuation allowance is attributable to, primarily, the California Research Credit and acquisition Net Operating Loss carryforwards.  Valuation allowance amounts are offsets to related deferred tax assets. Management believes that it is more likely than not that the Company will not realize these deferred tax assets and, accordingly, a valuation allowance has been established for such amounts. When the tax credits are utilized and the valuation allowance is released, the benefit of the release of the valuation allowance will be accounted for as a credit to shareholder’s equity rather than as a reduction of the income tax provision.

Annual Goodwill Impairment Test

Goodwill as of December 29, 2006 was $374.5 million, compared with $286.1 million as of December 30, 2005. The process of evaluating the potential impairment of goodwill is subjective and requires significant assumptions. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write-down to fair market value or discounted cash flow value is required.

We performed an annual impairment test of goodwill at the end of the third fiscal quarter of 2006 and 2005 and found there was no impairment of goodwill. We will continue to evaluate our goodwill for impairment on an annual basis at the end of each fiscal third quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The determination of the net carrying value of goodwill and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating income.

Accounting for Long-Lived Assets Including Intangibles Subject to Amortization

Depreciation and amortization of our long-lived assets is provided using straight-line methods over their estimated useful lives. Changes in circumstances such as technological advances, changes to our business model, or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In those cases where we determine that the useful life of a long-lived asset should be revised, we will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments, or mandated regulatory requirements could result in shortened useful lives.

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

Warranty Costs

The liability for product warranties was $8.6 million as of December 29, 2006, compared with $7.5 million as of December 30, 2005. We accrue for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on our behalf. Our expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to three years, and in some instances up to 5.5 years.

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

Stock Compensation

We apply Standard of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations in accounting for our stock option plans and stock purchase plan for fiscal 2006. As a result, the Company’s financial statements for fiscal 2006 include stock-based compensation expenses that are not comparable to financial statements prior to fiscal 2006. Prior to fiscal 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for our stock option plans and stock purchase plan. Accordingly, we did not recognize compensation cost for stock options granted at a price equal to fair market value prior to fiscal 2006.

For options granted prior to October 1, 2005, the fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. For stock options granted on or after October 1, 2005, the fair value of each award is estimated on the date of grant using a binomial valuation model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior. For these reasons, we believe that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated using the Black-Scholes model.

Note 14 of the Notes to the Consolidated Financial Statements describes the plans we operate, and Note 2 of the Notes to the Consolidated Financial Statements contains a summary of the effects to reported net income and earnings per share for fiscal 2006, and pro forma net income and earnings per share for fiscal 2005 and 2004 as if we had elected to recognize compensation cost based on the fair value of the options granted at grant date.

RECENT BUSINESS DEVELOPMENTS

@Road, Inc.

On February 16, 2007, we acquired @Road, Inc. of Fremont, California. @Road, Inc. is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries. @Road will be reported within our Mobile Solutions business segment. This acquisition was the largest in acquisition value in the company’s history. It significantly increases our presence in the mobile resource management, or MRM, market which Trimble believes is a large and fast growing market.

* With the addition of @Road, Trimble’s TMS segment will be better able to service larger customers, with a broader and more robust solution set.

INPHO GmbH

On February 13, 2007, we acquired INPHO GmbH of Stuttgart, Germany. INPHO is a leader in photogrammetry and digital surface modeling for aerial surveying, mapping and remote sensing applications. INPHO will be reported within Trimble’s Engineering and Construction segment.

Spacient Technologies, Inc.

On November 21, 2006, we acquired privately-held Spacient Technologies, Inc. of Long Beach, California. Spacient is a leading provider of enterprise field service management and mobile mapping solutions for municipalities and utilities. Spacient’s performance is reported under our Field Solutions business segment.

Meridian Project Systems, Inc.

On November 7, 2006, we acquired privately-held Meridian Project Systems, Inc. of Folsom, California. Meridian provides enterprise project management and lifecycle software for optimizing the plan, build and operate lifecycle for real estate, construction and other physical infrastructure projects. Meridian’s performance is reported under our Engineering and Construction business segment.

XYZ Solutions, Inc.

On October 27, 2006, we acquired privately-held XYZ Solutions, Inc., of Alpharetta, Georgia. XYZ Solutions provides real-time, interactive 3D intelligence software to manage the spatial aspects of a construction project. XYZ Solutions’ performance is reported under our Engineering and Construction business segment.

Visual Statement, Inc.

On October 11, 2006, we acquired privately-held Visual Statement, Inc. of Kamloops, British Columbia, Canada. Visual Statement provides desktop software tools for crime and collision incident investigation, analysis, and reconstitution as well as state-wide enterprise solutions for reporting and analysis used by public safety agencies. Visual Statement’s performance is reported under our Mobile Solutions business segment.

BitWyse Solutions, Inc.

On May 1, 2006, we acquired the assets of privately-held BitWyse Solutions, Inc. of Salem, Massachusetts. BitWyse is a provider of engineering and construction information management software. BitWyse’s performance is reported under our Engineering and Construction business segment.

Eleven Technology, Inc.

On April 28, 2006, we acquired privately-held Eleven Technology, Inc. of Cambridge, Massachusetts. Eleven is a mobile application software company with a leading position in the Consumer Packaged Goods industry. Eleven’s performance is reported under our Mobile Solutions business segment.

Quantm International, Inc.

On April 5, 2006, we acquired privately-held Quantm International, Inc., a provider of transportation route optimization solutions used for planning highways, railways, pipelines and canals. Quantm’s performance is reported under our Engineering and Construction business segment.

XYZs of GPS, Inc.

On February 26, 2006, we acquired the assets of XYZs of GPS, Inc. of Dickerson, Maryland. XYZ develops real-time Global Navigation Satellite System or, GNSS, reference station, integrity monitoring and dynamic positioning software for meter, decimeter and centimeter applications. XYZs’ performance is reported under our Engineering and Construction business segment.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(Dollars in thousands)

Total consolidated revenue	$940,150	$774,913	$668,808
Gross Margin	$461,081	$389,805	$324,810
Gross Margin %	49% (1)	50%	49%
Total consolidated operating income	$135,365	$124,944	$85,625
Operating Income %	14% (1)	16%	13%

Basis of Presentation

We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2006 was December 29, 2006. Fiscal 2006, 2005, and 2004 were 52-week years.

Revenue

In fiscal 2006, total revenue increased by $165.3 million or 21% to $940.2 million from $774.9 million in fiscal 2005. The increase in fiscal 2006 was primarily due to stronger performances across all our operating segments. The Engineering and Construction, Field Solutions, Mobile Solutions and Advanced Devices segments increased 21%, 9%, 93%, and 13% respectively, compared to fiscal 2005. Revenue growth within these segments was driven by new product introductions, increased penetration of existing markets, and geographical expansion. Mobile Solutions growth in particular benefited from the prior year acquisitions. Overall, 2006 acquisitions impacted total company revenue growth by approximately 2%.

In fiscal 2005, total revenue increased by $106.1 million or 16% to $774.9 million from $668.8 million in fiscal 2004. The increase in fiscal 2005 was primarily due to stronger performances across all our operating segments with the exception of Component Technologies. The Engineering and Construction, Field Solutions and Mobile Solutions segments increased 19%, 21% and 34%, respectively, compared to fiscal 2004. Revenue growth within these segments was driven by new product introductions and increased penetration of existing markets. Both the Engineering and Construction and Mobile Solutions operating segments also benefited from the impact of the Pacific Crest, Apache and MobileTech acquisitions.

* During the 2006 fiscal year, sales to customers in the United States represented 54%, Europe represented 25%, Asia Pacific represented 12% and other regions represented 9% of our total revenues. During the 2005 fiscal year, sales to customers in the United States represented 54%, Europe represented 25%, Asia Pacific represented 11% and other regions represented 10% of our total revenues. We anticipate that sales to international customers will continue to account for a major portion of our revenues.

* No single customer accounted for 10% or more of our total revenues in fiscal 2006, 2005, and 2004. It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by us may adversely affect the results of operations.

Gross Margin

Our gross margin varies due to a number of factors including product mix, pricing, distribution channel used, effects of production volumes, new product start-up costs, and foreign currency translations. In fiscal 2006, our gross margin increased by $71.3 million as compared to fiscal 2005 due to higher revenue and the success of higher margin products, including survey and machine control products and higher subscription revenues. The increase was partially offset by decreases due to the impact of the reclassification of the CTCT transactions of $18.1 million previously recorded in non-operating expenses, amortization of software-related purchased intangibles of $5.2 million and stock-based compensation expense of $1.2 million that were not included in gross margin during the same period in fiscal 2005. Gross margin as a percentage of total revenues was 49% in fiscal 2006 and 50% in fiscal 2005. The 1% decrease in the gross margin percentage was driven by a decrease of 3% due to the CTCT impact, amortization of purchased intangibles and stock-based compensation, offset by an increase of 2% due to higher margin products and subscription revenues.

In fiscal 2005, our gross margin increased by $65.0 million due to due to higher revenue and success of our market segmentation strategy, higher service revenues, cost reductions, and introduction of higher margin products. Gross margin as a percentage of total revenues was 50 % in fiscal 2005 and 49% in fiscal 2004.

* Because of potential product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margins cannot be assured.

Operating Income

Operating income increased by $10.4 million for fiscal 2006 as compared to fiscal 2005 due to higher revenues and the success of higher margin products, offset by decreases due to the impact of the reclassification of the CTCT transactions previously recorded in non-operating expenses and stock-based compensation expense that was not included in operating income during the same period in fiscal 2005.

Operating income as a percentage of total revenue was 14% for fiscal 2006 compared to 16% in fiscal 2005. The 2% decrease in operating income was due to a 4% CTCT transaction reclassification impact, amortization of purchased intangibles, increased acquisition expenses, and stock-based compensation impact, partially offset by 2% increase driven by gross margin expansion.

Operating income increased by $39.3 million for fiscal 2005 as compared to fiscal 2004. Operating income as a percentage of total revenue was 16% as compared to 13% in fiscal 2004. The increase was due to improvement in revenues along with gross margins and greater leverage of operating expenses. Operating expenses represented 34% of total revenue in fiscal 2005 as compared to 36% in fiscal 2004.

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

In the first fiscal quarter of 2006, we combined the operating results of the former Component Technologies and Portfolio Technologies segments and included the combined operating results in the Advanced Devices segment. The change in presentation was made in recognition of the small size of each of the businesses relative to the total company. The presentation of prior period’s segment operating results has been changed to conform to our current segment presentation.

The following table is a breakdown of revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below.

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(Dollars in thousands)

Engineering and Construction
Revenue	$637,118	$524,461	$440,478
Segment revenue as a percent of total revenue	68%	68%	66%
Operating income	$136,157	$117,993	$79,505
Operating income as a percent of segment revenue	21%	22%	18%
Field Solutions
Revenue	$139,230	$127,843	$105,591
Segment revenue as a percent of total revenue	15%	16%	16%
Operating income	$37,377	$32,527	$25,151
Operating income as a percent of segment revenue	27%	25%	24%
Mobile Solutions
Revenue	$60,854	$31,481	$23,531
Revenue as a percent of total consolidated revenue	6%	4%	4%
Operating income (loss)	$2,550	$(3,072)	$(5,997)
Operating income (loss) as a percent of segment revenue	4%	(10%)	(25%)
Advanced Devices
Revenue	$102,948	$91,128	$99,208
Segment revenue as a percent of total revenue	11%	12%	15%
Operating income	$10,084	$13,212	$18,746
Operating income as a percent of segment revenue	10%	14%	19%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(In thousands)

Consolidated segment operating income	$186,168	$160,660	$117,405
Unallocated corporate expense	(35,799)	(27,483)	(22,901)
Restructuring charges		(278)	(552)
Amortization of purchased intangible assets	(13,074)	(6,855)	(8,327)
In-process research and development	(1,930)	(1,100)	-
Non-operating income (expense), net	12,727	(156)	(10,701)
Consolidated income before income taxes	$148,092	$124,788	$74,924

Engineering and Construction

Engineering and Construction revenues increased by $112.7 million or 21% while segment operating income increased by $18.2 million or 15% for fiscal 2006 as compared to fiscal 2005. The revenue growth was driven by the continued strength in survey products as well as increased sales of machine control products, aggressive marketing programs and geographic expansion. Segment operating income increased as a result of higher revenues and increased sales of higher margin products, partially offset by $5.7 million in expenses related to CTCT transactions, $4.0 million in stock-based compensation expense that were not present in the corresponding period of fiscal 2005.

Engineering and Construction revenues increased by $84.0 million or 19% while segment operating income increased by $38.5 million or 48% for fiscal 2005 as compared to fiscal 2004. The revenue growth was driven by the introduction of products such as the Trimble S6 and machine control products, and growth of existing products such as the Trimble R8 GPS System. Revenue growth was also attributed to the acquisitions for fiscal 2005. Segment operating income increased as a result of higher revenues and increased sales of higher margin products.

Field Solutions

Field Solutions revenues increased by approximately $11.4 million or 9% while segment operating income increased by $4.9 million or 15% for fiscal year 2006 as compared to fiscal 2005. Revenue increased primarily due growth in our GIS business. In GIS, growth was due to new products and a continuing shift to a higher value, differentiated distribution channel. The agricultural business remained stable as compared to the prior year due to a steady agricultural market. Operating income increased primarily due to strong operating leverage and increased revenue, partially offset by the inclusion of stock-based compensation that was not present in the corresponding periods of fiscal 2005.

Field Solutions revenues increased by approximately $22.3 million or 21% while segment operating income increased by $7.4 million or 29% for fiscal year 2005 as compared to fiscal 2004. Revenue increased primarily due to successful new products such as the AgGPS EZ-Guide system and AgGPS EZ-Steer system in our agriculture product line and as a result of higher demand for both automated and manual guidance products into the agricultural market. Operating income increased primarily due to increased revenue and associated gross margins.

Mobile Solutions

Mobile Solutions revenues increased by $29.4 million or 93% while segment operating income increased by $5.6 million or 183% for fiscal 2006 as compared to fiscal 2005. Revenue increased due to increased subscriber growth, an increase in recurring subscription revenues, the benefit of acquisitions, especially MobileTech, and entry into new vertical markets. Operating income increased primarily due to higher subscription revenue and associated gross margins, partially offset by the inclusion of stock-based compensation that was not present in fiscal 2005.

Mobile Solutions revenues increased by $8.0 million or 34% in fiscal 2005 over fiscal 2004 due to increased subscriber growth, an increase in sales into the ready-mix suppliers, and increased sales from our dealer channel as we continue to develop and extend this channel. Operating loss decreased by $2.9 million or 49% in fiscal 2005 compared to fiscal 2004 primarily attributable to an increase in revenues and increase in gross margins due higher recurring service revenue.

Advanced Devices

Advanced Devices revenues increased by $11.8 million or 13% while segment operating income decreased by $3.1 million or 24% for fiscal 2006 as compared to fiscal 2005. The increase in revenue was primarily due to stronger performance in our embedded and airborne products as well as licensing revenues associated with a Nokia intellectual property agreement signed in the third quarter of fiscal 2006. Operating income decreased for fiscal 2006 due to sales of lower gross margin products, a reduction in revenue in our Military and Advanced Systems product line, increased costs related to the TrimTrac product line and inclusion of stock-based compensation that were not present in the corresponding periods of fiscal 2005, partially offset by stronger embedded and airborne product revenue and intellectual property licensing revenue.

Advanced Devices revenues decreased by $8.1 million or 8% while segment operating income decreased by $5.5 million or 30% for fiscal 2005 as compared to fiscal 2004. The decrease in revenue and operating income were primarily due to the decline in demand for our in-vehicle navigation products as a result of changes in buying strategies among certain automotive manufacturers, and softness in the timing business, which was offset by a stronger performance in our Applanix airborne business.

Research and Development, Sales and Marketing, and General and Administrative Expenses

The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total revenues for the fiscal years ended 2006, 2005 and 2004 and should be read in conjunction with the narrative descriptions of those operating expenses below.

Fiscal Years Ended	December 29, 2006		December 30, 2005		December 31, 2004
(In thousands)
Research and development	$103,840	11%	$84,276	11%	$77,558	11%
Sales and marketing	143,623	15%	120,215	15%	108,054	16%
General and administrative	68,416	7%	52,137	7%	44,694	7%
	315,879	34%	$256,628	33%	$230,306	34%

Overall, R&D, sales and marketing, and G&A expenses increased by approximately $59.3 million in fiscal 2006 compared to fiscal 2005.

Research and development expenses increased by $19.6 million in fiscal 2006 compared to fiscal 2005 primarily due to the inclusion of expenses of $4.6 million from acquisitions not applicable in the prior year, $4.9 million increase in compensation related expenses, $2.6 million in stock-based compensation expense not present in fiscal 2005 and $2.3 million increase in R&D materials, primarily due to compliance with the European lead free initiative. All of our R&D costs have been expensed as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred.

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

Sales and marketing expenses increased by $23.4 million in fiscal 2006 compared to fiscal 2005. The increase was primarily due the inclusion of expenses from acquisitions not applicable in the prior period in the amount of $7.5 million, $8.0 million increase in compensation related expenses, $2.8 million in stock-based compensation expense not present in the third quarter of fiscal 2005, and $1.9 million in customer trade show expenses due to increased size and attendance at the shows. Spending overall remained relatively constant at approximately 15% of revenues.

Sales and marketing expenses increased by $12.2 million in fiscal 2005 compared to fiscal 2004, but decreased as a percent of total revenues. The increase was primarily due to advertising and promotion costs associated with the launch of new products of $5.4 million, the inclusion of expenses from acquisitions not applicable in the prior year of $1.5 million, increase in travel expenses of $1.4 million, and an increase in compensation of $1.7 million.

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

General and administrative expenses increased by $16.3 million in fiscal 2006 compared to fiscal 2005 primarily due to the inclusion of expenses from acquisitions not applicable in the prior year of $4.3 million, $3.9 million increase in compensation-related expenses, and $6.0 million in stock-based compensation expense not present in fiscal 2005. Spending overall remained relatively constant at approximately 7% of revenues.

General and administrative expenses increased by $7.4 million in fiscal 2005 compared to fiscal 2004 primarily due to an increase in compensation expense of $5.9 million, increase in rent expense of $1.0 million as we were making duplicate payments during our move to our new headquarters, the inclusion of expenses from acquisitions not applicable in the prior year of $1.8 million, and increase of $0.8 million in patent expense. This was partially offset by a decrease in bad debt expense of $1.7 million.

Other Operating Expenses

Restructuring Charges

There were no restructuring charges recorded in fiscal 2006. Restructuring charges of $0.3 million, and $0.6 million were recorded in fiscal years 2005 and 2004 respectively. The charges in fiscal 2005 were primarily related to office closure costs due to integration efforts of the Mensi acquisition. The charges in fiscal 2004 were primarily related to severance costs due to the realignment of Trimble Mobile Solutions Inc. As a result of the realignment, the headcount decreased by 36 in fiscal 2004. As of December 29, 2006, an accrual balance of $0.1 million, related to the fiscal 2005 office closure, is expected to be paid over the next several years.

In-Process Research and Development

We recorded in-process research and development (IPR&D) expense of $1.9 million and $1.1 million related to acquisitions made in fiscal 2006 and 2005 respectively. We did not record any IPR&D expense in fiscal 2004. At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. The value of the IPR&D was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Accordingly, the value assigned to these IPR&D amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Amortization of Purchased and Other Intangible Assets

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(in thousands)
Amortization of purchased intangibles included in cost of sales	$5,168	$-	$-
Amortization of purchased intangibles included in operating expenses	7,906	$6,855	$8,327
Amortization of other intangible assets	185	165	183
Total amortization of purchased and other intangible assets	$13,259	$7,020	$8,510

Total amortization expense of purchased and other intangible assets was $13.3 million in fiscal 2006, of which $5.4 million was recorded in cost of sales and $7.9 million was recorded in operating expenses. Total amortization expense of purchased and other intangibles represented 1.4% of revenue in fiscal 2006, an increase of $6.2 million from fiscal 2005 when it represented 0.9% of revenue. The increase was primarily due to the acquisition of certain technology and patent intangibles as a result of acquisitions made in fiscal 2006 as well as fiscal 2005 acquisition intangibles that included a full year of amortization expense in fiscal 2006, but only partial year amortization expense in fiscal 2005 due to the timing of the acquisitions.

Amortization expense of purchased and other intangibles represented 0.9% of revenue in fiscal 2005, a decrease of $1.5 million from fiscal 2004 when it represented 1.3% of revenue. Although there were acquisitions in fiscal 2005, amortization expense decreased due to the fact our Spectra Precision Group intangibles were fully amortized in the second quarter of fiscal 2005.

Non-operating Expense, Net

The following table shows non-operating expense, net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(in thousands)

Interest income	$3,799	$836	$436
Interest expense	(558)	(2,331)	(3,888)
Foreign exchange gain (loss)	1,719	1,022	(859)
Income (expenses) for affiliated operations, net	6,989	(291)	(7,590)
Other income	777	608	1,200
Total non-operating income (expense), net	$12,726	$(156)	$(10,701)

Non-operating income, net increased by $12.9 million during fiscal 2006 compared with fiscal 2005. Of this increase, $4.7M was due to higher interest income and lower interest expense as a result of interest income earned on higher cash balances and debt repaid in fiscal 2005 and also a $0.7 million increase in foreign currency transaction gains. In addition, expenses for affiliated operations, net increased by $7.3 million due a $5.2 million increase in income from affiliated operations and the absence of $11.6 million of net transfer pricing expense with CTCT that was included in fiscal 2005, but is now included in operating income, partially offset by the recognition of a one-time deferred gain on the CTCT joint venture of $9.3 million in fiscal 2005.

Non-operating expense, net decreased by $10.5 million during fiscal 2005 as compared with fiscal 2004 primarily due to a decrease in net interest expense of $2.0 million as a result of the repayment of debt and interest earned on higher cash balances offset by a $0.9 million write-off of debt issuance costs relating to the 2003 Credit Facility, an increase of $1.9 million in foreign currency transaction gain and a $7.3 million decrease in expenses for affiliated operations as a result of increased profits from our joint ventures and recognition of the remaining deferred gain from the Caterpillar joint venture. This was partially offset by a decrease in other income primarily due to the absence of a non-recurring gain in investments of approximately $1.0 million in fiscal year 2004.

Income Tax Provision

Our effective income tax rate for fiscal years 2006, 2005 and 2004 was 30%, 32% and 10% respectively. The 2006 rate was less that the US federal statutory rate of 35% primarily due to operations in foreign jurisdictions subject to an effective tax rate lower than the US and Extraterritorial Income Exclusion (ETI) deduction. The 2005 income tax rate was less that the US federal statutory rate, primarily due to the benefit from the repatriation of undistributed foreign subsidiary earnings provided by the American Jobs Creation Act of 2004. The 2004 income tax rate was less than the federal statutory rate primarily due to the realization of benefits from net operating losses and other previously reserved deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

As of and for the Fiscal Year Ended	December 29, 2006	December 30, 2005	December 31, 2004
(dollars in thousands)

Cash and cash equivalents	$129,621	$73,853	$71,872
As a percentage of total assets	13.2%	9.9%	11.0%
Accounts receivable days sales outstanding (DSO)	55	66	63
Inventory turns per year	4	4	4
Total debt	$481	$649	$38,996

Cash provided by operating activities	$138,087	$92,880	$74,576
Cash used in investing activities	$(116,432)	$(74,918)	$(25,133)
Cash provided (used) by financing activities	$34,162	$(13,402)	$(24,159)
Net increase in cash and cash equivalents	$55,768	$1,981	$26,456

Cash and Cash Equivalents

Our financial condition further strengthened as cash and cash equivalents totaled $129.6 million at December 29, 2006, compared to $73.9 million at December 30, 2005. We essentially had no debt at December 29, 2006 and December 20, 2005.

In fiscal 2006, cash provided by operating activities was $138.1 million, compared to $92.9 million in cash provided by operating activities in fiscal 2005. This increase of $45.2 million was primarily driven by a $22.8 million increase in net income before stock-based compensation expense and associated excess tax benefits, with the remainder due to working capital improvements in inventories and account receivables.

Our accounts receivable days of sales outstanding improved to 55 days at the end of fiscal 2006, from 66 days at the end of fiscal 2005. The decrease is primarily due to increased collection efforts and improvement in monitoring of outstanding receivables. In addition, in the first quarter of 2006, the Company established a dealer floor plan financing program in the U.S. and Canada through a non-recourse financing facility. Our accounts receivable days of sales outstanding is based upon the latest month revenues plus any uncollected accounts receivable from prior months’ revenues calculated into days. Our inventory turns were at 4.1 for fiscal 2006 as compared to 3.9 for fiscal 2005. Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.

In fiscal 2005, cash provided by operating activities was $92.9 million, as compared to $74.6 million in fiscal 2004. The increase of $18.3 million was primarily driven by the $17.2 million increase in net income during fiscal 2005 compared to fiscal 2004. Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital. Our accounts receivable days for sales outstanding increased from 63 days at the end of fiscal 2004 to 66 days at the end of fiscal 2005. The increase is due to acquisitions, delayed payments from some government contracts, and past due accounts from a couple of key customers. Our inventory turns was unchanged at 4.0 at the end of fiscal 2005 and 2004.

Cash used in investing activities was $116.4 million in fiscal 2006, compared to $74.9 million in fiscal 2005. The $41.5 million increase in spending was due to an increase of $48.5 million in cash used for acquisitions, partially offset by a decrease of $6.9 million in capital equipment spending.

Cash used in investing activities was $74.9 million in fiscal 2005 as compared to $25.1 million in fiscal 2004. The $49.8 million increase was primarily due to an increase of $40.0 million in cash used for acquisitions and an increase of $10.6 million in investment in capital equipment of which $6.6 million was related to the relocation of our Sunnyvale headquarters.

Cash provided from financing activities was $34.2 million for fiscal 2006 compared to cash used of $13.4 million in fiscal 2005. The $47.6 million improvement was primarily due to a $38.3 million decrease in repayment of net debt, $8.8 million in excess tax benefits relating to stock-based compensation upon the exercise of stock options which were not present in fiscal 2005 and a $2.1 million increase in proceeds received from issuance of common stock.

Cash used in financing activities was $13.4 million in fiscal 2005 as compared to $24.2 million in fiscal 2004. The $10.8 million decrease was primarily due to a $12.9 million decrease in repayment of net debt as we repaid our entire debt balance in the second fiscal quarter of 2005. This was partially offset by a $2.3 million decrease in proceeds received from issuance of common stock and warrants.

* We believe that our cash and cash equivalents, together with our credit facilities ($200 million as of December 29, 2006), will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

* We anticipate that planned capital expenditures primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

* Additionally, on February 16, 2007, we acquired @Road which was funded through cash of Trimble and a new debt financing arrangement.  Post acquisition expenditures will be funded through anticipated positive cash flow from operations.  The positive cash flow from operations is a result of our belief that we will be able to manage our assets efficiently and achieve our overall financial projections.

Debt

At the end of fiscal 2006, our total debt was comprised of government loans to foreign subsidiaries in amount of approximately $481,000 as compared with approximately $649,000 at the end of fiscal 2005.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (“2005 Credit Facility”) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. The 2005 Credit Facility replaces our $175 million secured 2003 Credit Facility. The funds available under the new 2005 Credit Facility may be used for our general corporate purposes and up to $25 million of the 2005 Credit Facility may be used for letters of credit. We incur a commitment fee if the 2005 Credit Facility is not used. The commitment fee is not material to our results during all periods presented. At December 29, 2006 and as of the date of this report, the Company has a zero balance outstanding and was in compliance with all financial debt covenants. For additional discussion of our debt, see Note 9 of Notes to the Consolidated Financial Statements.

On February 16, 2007, the Company amended and restated its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the “2007 Credit Facility”). Under the 2007 Credit Facility, the Company exercised the accordion option in the existing credit agreement to increase the availability under the revolving credit line by $100,000,000, for an aggregate availability of up to $300,000,000, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for swing line loans. In addition, the Company incurred five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100,000,000, which will mature concurrently with the revolving credit line.  The term loan will be repaid in quarterly installments, with principal being amortized at the following annual rates: year 1 at 10%, year 2 at 15%, year 3 at 15%, year 4 at 20%, year 5 at 20%, and the last quarterly payment to be made at maturity, together with a final payment of 20%.  Under the existing facility, the Company was required to maintain a maximum leverage ratio of 2:75:1. The 2007 Credit Facility increased the maximum leverage ratio to 3.00:1.   The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions and general corporate purposes.

As of February 20, 2007, the Company had $150 million drawn on the revolving credit line and $100 million in term loan outstanding.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 29, 2006:

	Payments Due By Period
	Total	Less than 1 year	2-3 Years	4-5 years	More than 5 years
(in thousands)

Total debt including interest (1)	$481	$-	$481	$-	$-
Operating leases	41,857	10,852	17,505	9,944	3,556
Other purchase obligations and commitments	32,129	32,129	-	-	-
Total	$74,467	$42,981	$17,986	$9,944	$3,556

(1) Excludes the impact of debt resulting from the @Road acquisition. See Note 18 of the Notes to the Consolidated Financial Statements for further financial information.

Total debt consists of government loans to foreign subsidiaries. (See Note 9 of the Notes to the Consolidated Financial Statements for further financial information regarding long-term debt)

Other purchase obligations and commitments represent open non-cancelable purchase orders for material purchases with our vendors and a forecasted commitment with a supplier for outsourced services as described in Note 10 of the Notes to the Consolidated Financial Statements. Our pension obligation which is not included in the table above, and is included in “Accrued compensation and benefits” and “Other non-current liabilities” on our Consolidated Balance Sheets, is disclosed at Note 15 of the Notes to the Consolidated Financial Statements.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The impact of recent accounting pronouncements is disclosed in Note 2 of the Notes to Consolidated Financial Statements.

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

Market Interest Rate Risk

Our cash equivalents and short-term investments consisted primarily of money market funds and certificate of deposits for fiscal 2006 and 2005. The main objective of these investments was safety of principal and liquidity while maximizing return, without significantly increasing risk.

* Due to the short-term nature of our cash equivalents and short-term investments, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
.
We may be exposed to market risk in the event we borrow against our 2005 Credit Facility. Borrowings under the 2005 Credit Facility have interest payments based on a floating rate of LIBOR plus a number of basis points tied to a formula based on our Leverage Ratio. The 2005 Credit Facility had outstanding principal balances of zero as of December 29, 2006.

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

Foreign exchange forward contracts outstanding as of December 29, 2006 and December 30, 2005 are summarized as follows (in thousands):

	December 29, 2006		December 30, 2005
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(21,442)	$201	$(14,426)	$249
Sold	$38,579	$(358)	$27,726	$328

* We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

TRIMBLE NAVIGATION LIMITED

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
As at	December 29, 2006	December 30, 2005
(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$129,621	$73,853
Accounts receivable, less allowance for doubtful accounts of $4,063 and $5,230, and sales return reserve of $859 and $1,500, respectively	172,008	145,100
Other receivables	6,014	6,489
Inventories, net	112,552	107,851
Deferred income taxes	25,905	18,504
Other current assets	13,026	8,580
Total current assets	459,126	360,377
Property and equipment, net	47,998	42,664
Goodwill	374,510	286,146
Other purchased intangible assets, net	67,172	27,310
Deferred income taxes	399	3,580
Other assets	29,226	23,011
Total non-current assets	519,305	382,711
Total assets	$978,431	$743,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$--	$216
Accounts payable	44,148	45,206
Accrued compensation and benefits	47,006	36,083
Accrued liabilities	24,973	16,189
Deferred revenues	28,060	12,588
Accrued warranty expense	8,607	7,466
Deferred income taxes	4,525	4,087
Income taxes payable	23,814	24,922
Total current liabilities	181,133	146,757
Non-current portion of long-term debt	481	433
Deferred income tax	21,633	5,602
Other non-current liabilities	27,519	19,041
Total liabilities	230,766	171,833
Commitments and contingencies
Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	--	--
Common stock, no par value; 180,000 shares authorized; 111,718 and 107,820 shares issued and outstanding at December 29, 2006 and December 30, 2005, respectively	435,371	384,196
Retained earnings	271,183	167,525
Accumulated other comprehensive income	41,111	19,534
Total shareholders' equity	747,665	571,255
Total liabilities and shareholders' equity	$978,431	$743,088

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(in thousands, except per share amounts)

Revenue (1)	$940,150	$774,913	$668,808
Cost of sales (1)	479,069	385,108	343,998
Gross margin	461,081	389,805	324,810

Operating expenses
Research and development	103,840	84,276	77,558
Sales and marketing	143,623	120,215	108,054
General and administrative	68,416	52,137	44,694
Restructuring charges	--	278	552
Amortization of purchased intangible assets	7,906	6,855	8,327
In-process research and development	1,930	1,100	-
Total operating expenses	325,715	264,861	239,185
Operating income	135,366	124,944	85,625
Non-operating income (expense), net
Interest income	3,799	836	436
Interest expense	(558)	(2,331)	(3,888)
Foreign currency transaction gain (loss), net	1,719	1,022	(859)
Income (expenses) for affiliated operations, net	6,989	(291)	(7,590)
Other income	777	608	1,200
Total non-operating income (expense), net	12,726	(156)	(10,701)
Income before taxes	148,092	124,788	74,924
Income tax provision	44,434	39,933	7,244
Net income	$103,658	$84,855	$67,680

Basic earnings per share	$0.94	$0.80	$0.66
Shares used in calculating basic earnings per share	110,044	106,432	102,326

Diluted earnings per share	$0.89	$0.75	$0.62
Shares used in calculating diluted earnings per share	116,072	113,638	109,896

(1) Sales to related parties were $22.3 million, $9.1 million and $7.6 million in fiscal 2006, 2005 and 2004, respectively, while cost of sales to those related parties were $13.9 million, $4.0 million and $3.8 million in fiscal 2006, 2005 and 2004, respectively. See Note 5 to these Consolidated Financial Statements for a discussion of related parties.

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulative
				Other	Total
	Common stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income/(Loss)	Equity
(in thousands)

Balance at January 2, 2004	99,976	$303,015	$14,990	$30,239	$348,244
Components of comprehensive income:
Net income			67,680		67,680
Gain on interest rate swap				106	106
Unrealized loss on investments				(6)	(6)
Foreign currency translation adjustments, net of tax				14,025	14,025
Total comprehensive income					81,805
Issuance of common stock in connection with acquisitions and joint venture, net	589	899			899
Issuance of common stock under employee plans and exercise of warrants	3,861	26,805			26,805
Tax benefit from stock option exercises		14,408			14,408
Balance at December 31, 2004	104,426	345,127	82,670	44,364	472,161
Components of comprehensive income:
Net income			84,855		84,855
Loss on interest rate swap				(106)	(106)
Unrealized loss on investments				(34)	(34)
Foreign currency translation adjustments, net of tax				(24,690)	(24,690)
Total comprehensive income					60,025
Issuance of common stock in connection with acquisitions, net	20				-
Issuance of common stock under employee plans and exercise of warrants	3,374	24,582			24,582
Tax benefit from stock option exercises		14,487			14,487
Balance at December 30, 2005	107,820	384,196	167,525	19,534	571,255
Components of comprehensive income:
Net income			103,658		103,658
Unrealized gain on investments				3	3
Foreign currency translation adjustments, net of tax				21,709	21,709
Adjustment to initially apply FASB Statement No. 158, net of tax				(136)	(136)
Total comprehensive income					125,234
Issuance of common stock in connection with acquisitions, net	52
Issuance of common stock under employee plans and exercise of warrants	3,846	26,781			26,781
Stock based compensation		12,705			12,706
Tax benefit from stock option exercises		11,689			11,689
Balance at December 29, 2006	111,718	$435,371	$271,183	$41,110	$747,665

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(In thousands)

Cash flows from operating activities:
Net income	$103,658	$84,855	$67,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,523	10,671	8,874
Amortization	13,259	7,020	8,510
Provision for doubtful accounts	163	(502)	1,210
Amortization of debt issuance cost	180	1,270	487
Deferred income taxes	10,368	14,242	(1,482)
Stock-based compensation	12,571	-	-
In-process research and development	1,930	1,100	-
Equity (gain) loss from joint ventures	(6,989)	290	(1,212)
Excess tax benefit for stock-based compensation	(8,761)	-	-
Other	720	(756)	1,191
Add decrease (increase) in assets:
Accounts receivable, net	(12,185)	(19,018)	(17,245)
Other receivables	1,949	(2,108)	2,231
Inventories, net	(374)	(17,888)	(15,529)
Other current and non-current assets	(18,692)	(2,294)	(69)
Add increase (decrease) in liabilities:
Accounts payable	(4,487)	1,078	14,668
Accrued compensation and benefits	7,807	3,408	4,847
Accrued liabilities	9,952	6,232	(1,757)
Deferred gain on joint venture	-	(9,180)	(665)
Deferred revenues	3,263	2,406	1,619
Income taxes payable	10,232	12,054	1,218
Net cash provided by operating activities	138,087	92,880	74,576

Cash flows from investing activities:
Acquisition of property and equipment	(16,529)	(23,436)	(12,750)
Acquisitions, net of cash acquired	(99,887)	(51,379)	(11,388)
Other	(16)	(103)	(995)
Net cash used in investing activities	(116,432)	(74,918)	(25,133)

Cash flows from financing activities:
Issuance of common stock and warrants	26,566	24,463	26,805
Excess tax benefit for stock-based compensation	8,761	-	-
Proceeds from long-term debt and revolving credit lines	-	6,000	14,000
Payments on long-term debt and revolving credit lines	-	(44,250)	(65,235)
Other	(1,165)	385	271
Net cash provided by (used in) financing activities	34,162	(13,402)	(24,159)

Effect of exchange rate changes on cash and cash equivalents	(49)	(2,579)	1,172

Net increase in cash and cash equivalents	55,768	1,981	26,456
Cash and cash equivalents, beginning of fiscal year	73,853	71,872	45,416
Cash and cash equivalents, end of fiscal year	$129,621	$73,853	$71,872

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

Trimble Navigation Limited (Trimble or the Company) began operations in 1978 and incorporated in California in 1981. Trimble provides positioning product solutions, most typically to commercial and government users. The principal applications served include surveying, construction, agriculture, urban and resource management, military, transportation and telecommunications. The Company’s products typically provide its customers benefits that can include lower costs, and higher productivity. Examples of products include systems that guide agricultural and construction equipment, surveying instruments, systems that track fleets of vehicles, and data collection systems that enable the management of large amounts of geo referenced information. In addition, the Company also manufactures components for in vehicle navigation and telematics systems, and timing modules used in the synchronization of wireless networks.

NOTE 2: ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, investments, goodwill impairments, and income taxes among others. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may differ materially from management’s estimates.

Basis of Presentation

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2006, a 52-week year, ended on December 29, 2006, fiscal 2005, a 52-week year, and fiscal 2004, a 52-week year, ended on December 30, 2005 and December 31, 2004, respectively. Unless otherwise stated, all dates refer to its fiscal year.

These Consolidated Financial Statements include the results of Trimble and its subsidiaries. Inter-company accounts and transactions have been eliminated. Certain segment disclosures from prior years have been reclassified to conform to the current year presentation.

On January 17, 2007, Trimble’s Board of Directors approved a 2-for-1 split of all outstanding shares of the Company’s Common Stock, payable February 22, 2007 to stockholders of record on February 8, 2007. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.

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

Inventories

Trimble’s inventories are stated at the lower of cost or market, with costs primarily computed on a standard cost basis. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired balances. Factors influencing these adjustments include decline in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required

Internal-Use Software Development Costs

The Company capitalizes material software development costs for internal use pursuant to Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Goodwill, Purchased Intangible Assets and Long-Lived Assets

Intangible assets include goodwill, distribution channels, patents, licenses, technology, acquired backlog and trademarks which are capitalized at acquisition cost. Intangible assets with definite lives are amortized on the straight-line basis. Useful lives generally range from three to seven years with weighted average useful life of 5.3 years.

If facts and circumstances indicate that intangible assets or property and equipment may be impaired, an evaluation of continuing value would be performed. The process of evaluating the potential impairment of goodwill is subjective and requires significant assumptions If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write-down to fair market value or discounted cash flow value is required.

Trimble performed an annual impairment test of goodwill at the end of the third fiscal quarter of 2006, 2005, and 2004, respectively, and concluded there was no impairment of goodwill. Trimble will continue to evaluate its goodwill for impairment on an annual basis at the end of each fiscal third quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

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

Trimble’s shipment terms for US orders, and international orders fulfilled from its European distribution center are typically FCA (Free Carrier) shipping point, except certain sales to US government agencies which are shipped FOB destination. FCA shipping point means that we fulfill the obligation and title has passed to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, Trimble may choose within the place or range stipulated where the carrier will take the goods into carrier’s charge. FOB destination means revenue for orders are not recognized until the product is delivered and title has transferred to the buyer. We bear all costs and risks of loss or damage to the goods up to that point. Shipping and handling costs are included in the cost of goods sold.

Revenue to distributors and resellers is recognized upon delivery, assuming all other criteria for revenue recognition have been met. Distributors and resellers do not have a right of return.

Revenues from purchased extended warranty and support agreements are deferred and recognized ratably over the term of the warranty/support period.

The Company applies Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” to products where the embedded software is more than incidental to the functionality of the hardware. This determination requires significant judgment including a consideration of factors such as the marketing, research and development efforts and any postcustomer contract support relating to the embedded software.

In accordance with Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when a non-software sale involves multiple elements the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met.

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

Warranty

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on the Company’s behalf. Trimble’s expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to three years, and in some instances up to 5.5 years.

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

Changes in the Company’s product warranty liability during the 12 months ended December 29, 2006 and December 30, 2005, are as follows:

Fiscal Years Ended	December 29, 2006	December 30, 2005
(In thousands)

Beginning balance	$7,466	$6,425
Warranties accrued	8,446	7,960
Warranty claims	(7,305)	(6,919)
Ending Balance	$8,607	$7,466

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of December 29, 2006 and December 30, 2005.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses were approximately $16.1 million, $14.8 million, and $9.5 million, in fiscal 2006, 2005, and 2004, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. The Company received third party funding of approximately $7.8 million, $9.0 million, and $7.7 million in fiscal 2006, 2005, and 2004 respectively. The Company offsets research and development expenses with any third party funding received. The Company retains the rights to any technology developed under such arrangements.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Standard of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principals Board (“APB”) Opinion No. 25, and allowed under the original provisions of SFAS 123.

Trimble has adopted SFAS 123(R) using the modified prospective method. As a result, the Company’s financial statements for fiscal periods after December 30, 2005 include stock-based compensation expenses that are not comparable to financial statements of fiscal periods prior to December 30, 2005. SFAS 123(R) requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Income because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Note 14 of the Consolidated Financial Statements describe the plans operated by Trimble.

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Consolidated Statements of Income in accordance with SFAS 123(R) for the year ended December 29, 2006.

Year Ended		December 29, 2006	December 30, 2005	December 31, 2004
(in thousands)

Cost of sales		$1,173	$-	$-

Research & development		2,554	-	-
Sales & marketing		2,814	-	-
General & administrative		6,029	-	-
Stock-based compensation expense included in operating expenses		11,397	-	-

Total stock-based compensation		12,570	-	-
Tax benefit	(1)	(1,185)	-	-
Total stock-based compensation, net of tax		$11,385	$-	$-
Effect of FAS 123(R) on basic earnings per share		$0.10	$-	$-
Effect of FAS 123(R) on diluted earnings per share		$0.10	$-	$-

(1) Tax benefit related to US non-qualified options only as allowed by the applicable tax requirements using the statutory tax rate for the year ended December 29, 2006.

The table below provides pro forma information for the year ended December 30, 2005 and December 31, 2004, respectively, as if Trimble had accounted for its employee stock options and purchases under the employee stock purchase plan in accordance with SFAS 123.

Fiscal Years Ended		December 30, 2005	December 31, 2004
(in thousands, except per share amounts)

Net income - as reported		$84,855	$67,680
Stock-based compensation expense, net of tax	(1)	11,149	9,986
Net income - pro forma		$73,706	$57,694

Basic earnings per share - as reported		$0.80	$0.66
Basic earnings per share - pro forma		$0.69	$0.56

Diluted earnings per share - as reported		$0.75	$0.62
Diluted earnings per share - pro forma		$0.65	$0.52

(1) Includes compensation expense for employee stock purchase plan for the year ended December 30, 2005 and December 31, 2004, respectively, and reduction of tax benefits for stock-based compensation other than non-qualified stock options which were not included in the pro forma disclosure of Trimble’s fiscal 2005 and 2004 Form 10-K. Tax benefit relates to non-qualified options only as allowed by the applicable tax requirements using the statutory tax rate as of December 30, 2005 and December 31, 2004, respectively.

Options

Stock option expense recognized during the period is based on the value of the portion of share-based payment awards that is expected to vest during the period. Stock option expense recognized in the Company’s Consolidated of Income for the year ended December 29, 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock options granted subsequent to December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock option to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock options granted on or prior to December 30, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all stock options granted subsequent to December 30, 2005 will be recognized using the straight-line single-option method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Under the binomial and Black-Scholes models, the estimated fair values of each employee stock option granted during fiscal years 2006, 2005, and 2004 were $8.04, $7.27 and $6.93, respectively. The value of each option grant is estimated on the date of grant using the binomial model for options granted during and after the fourth quarter of fiscal 2005, and the Black-Scholes option pricing model for options granted during and prior to the third quarter of fiscal 2005, with the following assumptions:

	December 29, 2006	December 30, 2005	December 31, 2004
Expected dividend yield	-	-	-
Expected stock price volatility	42%	47%	56%
Risk free interest rate	4.8%	4.3%	3.5%
Expected life of options after vesting	1.3 years	1.7 years	1.6 years

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

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The estimated weighted average value of rights granted under the Employee Stock Purchase Plan during fiscal years 2006, 2005, and 2004 were $5.16, $4.94 and $3.66, respectively. The fair value of rights granted during 2006, 2005, and 2004 was estimated at the date of grant using the following assumptions:

Fiscal years ended	December 29, 2006	December 30, 2005	December 31, 2004
Expected dividend yield	-	-	-
Expected stock price volatility	35.5%	47%	46%
Risk free interest rate	4.8%	3.5%	1.7%
Expected life of purchase	0.6 years	0.5 years	0.5 years

Expected Dividend Yield - The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Expected Stock Price Volatility - The Company’s computation of expected volatility is based on implied volatilities from traded options on the Company’s stock. The Company used implied volatility because it is representative of future stock price trends during the purchase period.

Expected Risk Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the purchase period.

Expected Life Of Purchase - The Company’s expected life of the purchase is based on the term of the offering period of the purchase plan.

Depreciation

Depreciation of property and equipment owned is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms. Useful lives include a range from two to six years for machinery and equipment, five years for furniture and fixtures, two to five years for computer equipment and software, and the life of the lease for leasehold improvements. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $13.5 million in fiscal 2006, $10.7 million in fiscal 2005, and $8.9 million in fiscal 2004.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet, recognize as a component of accumulated other comprehensive income, net of tax, amounts accumulated at the date of adoption due to delayed recognition of actuarial gains and losses, prior service costs and credits, and transition assets and obligations, and provide additional disclosures, effective for fiscal years ending after December 15, 2006. On December 29, 2006, Trimble adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting these provisions of SFAS 158 on the Company’s financial condition at December 29, 2006 has been included in the accompanying consolidated financial statements. These provisions of SFAS 158 did not have an effect on the Company’s consolidated financial condition at December 30, 2005 or December 31, 2004. See Note 15 to the Notes to Consolidated Financial Statements for additional information.

SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. For Trimble, this provision of SFAS 158 will be effective for the fiscal year ended 2008.   The Company is currently evaluating this provision of SFAS 158 and its possible impacts on the Company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes.”  Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits.    FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  For Trimble, FIN 48 will be effective for the first quarter of fiscal 2007.  Differences between the amounts recognized in the statements of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings.    The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements.   Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings.

NOTE 3: EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(In thousands, except per share data)

Numerator:
Income available to common shareholders:
Used in basic and diluted earnings per share	$103,658	$84,855	$67,680

Denominator:
Weighted average number of common shares used in basic earnings per share	110,044	106,432	102,326
Effect of dilutive securities (using treasury stock method):
Common stock options	5,134	5,900	5,894
Common stock warrants	894	1,306	1,676
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	116,072	113,638	109,896

Basic earnings per share	$0.94	$0.80	$0.66
Diluted earnings per share	$0.89	$0.75	$0.62

NOTE 4: BUSINESS COMBINATIONS

Acquisitions

The following is a summary of acquisitions made by Trimble during fiscal 2006, 2005 and 2004 all of which were accounted for as purchases:

Acquisition	Primary Service or Product	Operating Segment	Acquisition Date
Spacient Technologies, Inc.	Enterprise field service management and mobile mapping solutions	Field Solutions	November 21, 2006
Meridian Project Systems, Inc.	Enterprise project management and lifecycle software	Engineering & Construction	November 7, 2006
XYZ Solutions, Inc.	Real-time, interactive 3D intelligence software	Engineering & Construction	October 27, 2006
Visual Statement, Inc.	Desktop software tools	Mobile Solutions	October 11, 2006
Intransix	Mobile GPS applications	Advanced Devices	April 21, 2006
BitWyse Solutions, Inc.	Engineering and construction information management software	Engineering & Construction	May 1, 2006
Eleven Technology, Inc.	Mobile application software	Mobile Solutions	April 28, 2006
Quantm International, Inc.	Transportation route optimization solution	Engineering & Construction	April 5, 2006
XYZs of GPS, Inc.	Real-time Global Navigation Satellite System	Engineering & Construction	February 26, 2006
Advanced Public Safety, Inc.	Mobile and handheld software for public safety	Mobile Solutions	December 30, 2005
MobileTech Solutions, Inc.	Field workforce automation solutions	Mobile Solutions	October 25, 2005
Apache Technologies, Inc.	Laser detection technology	Engineering & Construction	April 19, 2005
Pacific Crest Corporation	Wireless data communication systems	Engineering & Construction	January 10, 2005
GeoNav GmbH	Customized field data collection solutions	Engineering and Construction	July 5, 2004
TracerNET Corp.	Wireless fleet management solutions	Mobile Solutions	March 5, 2004

The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of each of these acquisitions were not material to the Company’s results.

The total purchase consideration for each of the above acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The fair value of intangible assets acquired is generally determined based on the discount cash flow analysis performed by third-party experts. Acquisition costs directly related to the acquisitions were capitalized.

At the date of each acquisition, the projects associated with in-process research and development (IPR&D) efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, the value assigned to these IPR&D amounts were charged to expense on the respective acquisition date of each of the acquired companies. Trimble recorded IPR&D expense of $1.9 million and $1.1 million relating to acquisitions made in fiscal 2006 and 2005. We did not record any IPR&D expense in fiscal 2004.

The following table summarizes the Company’s business combinations completed during fiscal years 2006, 2005 and 2004 (in thousands):

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004

Purchase price	$114,442	$63,830	$12,246
Purchase price adjustments	4,964	1,595	1,167
Acquisition costs	2,127	466	279
Total purchase price	$121,533	$65,891	$13,692

Purchase price allocation:
Fair value of net assets acquired	$1,142	$1,237	$2,649
Identified intangible assets	52,471	21,171	2,117
In-Process Research & Development	1,930	1,100	-
Goodwill	65,990	42,383	8,926
Total	$121,533	$65,891	$13,692

Certain acquisitions include additional earn-out cash payments based on future revenue derived from existing products. These earn-out payments are considered additional purchase price consideration. Earn-out cash payments made for fiscal 2006, fiscal 2005 and fiscal 2004 were $4.5 million, $1.6 million and $1.2 million respectively. Earn-outs and changes in purchase price allocation estimates were recorded as purchase price adjustments and goodwill adjustments. Acquisitions made by Trimble have additional potential earn-out cash payments not to exceed approximately $73.3 million.

Intangible Assets

The following tables present details of the Company’s total intangible assets:

As of	December 29, 2006	December 30, 2005
(In thousands)

Intangible assets:
Intangible assets with definite life:
Existing technology	$92,430	$48,100
Trade names, trademarks, patents, backlog and other intellectual properties	37,690	26,808
Total intangible assets with definite life	130,120	74,908
Less accumulated amortization	(62,948)	(47,598)
Total net intangible assets	$67,172	$27,310

Total intangible assets before accumulated amortization increased by $55.2 million primarily due to $52.5 million in intangible assets purchased in connection with acquisitions in fiscal 2006 and $2.4 million in foreign exchange rate translation impact on non-US currency denominated intangible assets. Accumulated amortization increased by $15.4 million primarily due to amortization expenses of $13.3 million and $2.1 million in foreign exchange rate translation impact on non-US currency denominated intangible assets.

The following table presents details of the amortization expense of purchased and other intangible assets as reported in the Consolidated Statements of Income:

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(In thousands)

Reported as:
Cost of sales	$5,168	$165	$183
Operating expenses	8,091	6,855	8,327
Total	$13,259	$7,020	$8,510

Total amortization expense of intangible assets for fiscal 2006 increased by $6.2 million primarily due to an increase in intangible assets purchased in connection with acquisitions in fiscal 2006.

The estimated future amortization expense of intangible assets as of December 29, 2006, is as follows (in thousands):

Amortization Expense
2007	$17,805
2008	15,916
2009	12,919
2010	10,721
2011	6,470
Thereafter	3,341
Total	$67,172

Goodwill

Goodwill consisted of the following:

As of	December 29, 2006	December 30, 2005
(In thousands)

Goodwill, Spectra Precision acquisition	$209,693	$196,676
Goodwill, other acquisitions	164,817	89,470
Goodwill	$374,510	$286,146

The increase in goodwill of approximately $88.4 million during fiscal 2006 was primarily due to $56.5 million in goodwill from acquisitions in fiscal 2006 and $4.5 million in earn-out amounts recorded in fiscal 2006 related to the Apache, Mensi, XYZs of GPS, Mobile-Tech Solutions and Tracer-Net acquisitions. Goodwill also increased by $13.5 million due to the foreign exchange rate translation impact on non-US currency denominated goodwill assets. See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding Trimble’s goodwill by operating segment.

NOTE 5: JOINT VENTURES

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

During the first quarter of fiscal 2002, Trimble received a special cash distribution of $11.0 million from CTCT. Trimble had recorded the cash distribution of $11.0 million as a deferred gain and amortized it to the extent that losses were attributable from CTCT under the equity method of accounting. Since the joint venture is now profitable on a sustainable basis and future operating losses are not anticipated, Trimble recognized the unamortized portion of the gain or $9.2 million in fiscal 2005 as income in non operating income/expense.

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

Beginning in the first fiscal quarter of 2006, Trimble included the impact of certain transactions with CTCT in revenue and cost of sales. Revenue and cost of sales were recorded for the manufacturing of products that are sold to CTCT and then sold through the Caterpillar distribution channel. Cost of sales transactions also include the purchasing of products from CTCT at a higher price than Trimble's original manufacturing costs for products sold through the Trimble distribution channel. Prior to the first fiscal quarter of 2006, these transactions were included in income (expense) for affiliated operations, net in the non-operating income (expense), net section of the Consolidated Statements of Income. The change in presentation resulted from the Company’s assessment of CTCT’s advancement and ability to function as a stand-alone company. In addition, the Company’s exclusive manufacturing agreement with CTCT ended during fiscal 2005. As a result, during the first quarter of fiscal 2006, the Company deemed transactions between CTCT and Trimble to be arms-length and concluded they should be presented similarly to other vendor and customer relationships. The impact of this change in presentation was an $18.1 million decrease in gross margins for fiscal 2006. There was no impact on net income.

Trimble received reimbursement of employee-related costs from CTCT for Trimble employees dedicated to CTCT or performing work for CTCT totaling $13.5 million for fiscal 2006 and $9.7 million for both fiscal 2005 and fiscal 2004. The reimbursements were offset against operating expenses. Dividends received from CTCT amounted to $2.0 million in fiscal 2006 and $0 in fiscal 2005 and were recorded against long-term investments on the Consolidated Balance Sheets.

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(In millions)

CTCT incremental pricing effects, net	$-	$11.4	$8.8
Trimble's 50% share of CTCT's reported (gain) loss	(5.7)	(2.0)	0.5
Amortization of deferred gain	-	(9.2)	(0.7)
Total CTCT expense (gain) for affiliated operations, net	($5.7)	$0.2	$8.6

The net outstanding balance due from CTCT was $0.3 million at December 29, 2006 and $0.2 million at December 30, 2005 and was included in other receivables, net on the Consolidated Balance Sheets.

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

Trimble uses the equity method of accounting for its investment in Nikon-Trimble, with 50% share of profit or loss from this joint venture reported by Trimble in the non-operating income (expense), net section of the Consolidated Statements of Income under the heading of income (expense) for affiliated operations, net. Trimble reported a profit of approximately $1.3 million for fiscal 2006, a loss of $36,000 for fiscal 2005 and a profit of $1.1 million for fiscal 2004, respectively, as its proportionate share of the net income. In the second quarter of fiscal 2006, Trimble began recording its proportionate share of profit or loss in the joint venture one month in arrears.  The impact of this change was not material. In fiscal 2006 and 2005, dividends received from Nikon-Trimble, amounted to $257,000 and $515,000, respectively, and were recorded against long-term investments on the Consolidated Balance Sheets.

At December 29, 2006, the net payable to Trimble by Nikon-Trimble, related to the purchase and sale of products from and to Nikon-Trimble, is $0.5 million and is recorded within accounts payable, net on the Consolidated Balance Sheet. At December 30, 2005, the net payable by Trimble to Nikon-Trimble, related to the purchase and sale of products from and to Nikon-Trimble, was $2.0 million and was included in accounts payable on the Consolidated Balance Sheet. The carrying amount of the investment was approximately $14.0 million at December 29, 2006 and $12.9 million at December 30, 2005 and was recorded in other non-current assets on the Consolidated Balance Sheets.

NOTE 6: CERTAIN BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet items (in thousands):

As of	December 29, 2006	December 30, 2005
Inventories:
Raw materials	$66,853	$52,199
Work-in-process	6,181	7,249
Finished goods	39,518	48,403
Total	$112,552	$107,851

Property and equipment, net:
Machinery and equipment	$79,238	$72,273
Furniture and fixtures	12,399	10,110
Leasehold improvements	13,124	8,695
Buildings	5,689	5,707
Land	1,231	1,231
	111,681	98,016
Less accumulated depreciation	(63,683)	(55,352)
Total	$47,998	$42,664

Other Non-Current Liabilities:
Deferred compensation	$5,887	$3,231
Pension	6,616	5,529
Deferred Rent	5,327	3,364
Other long term liabilities	9,689	6,917
Total	$27,519	$19,041

During the year, accumulated depreciation increased by $8.3 million primarily due to $13.5 million in depreciation expense and $2.1 million in foreign exchange translation rate impact, offset by the write-off of fully depreciated assets and disposals in the amount of $7.6 million.

Other non-current liabilities include deferred rent primarily as a result of the Sunnyvale, California lease, executed in fiscal 2005 and a new Westminster, Colorado lease, executed in fiscal 2006.

NOTE 7: REPORTING SEGMENT AND GEOGRAPHIC INFORMATION

Trimble is a designer and distributor of positioning products and applications enabled by GPS, optical, laser, and wireless communications technology. The Company provides products for diverse applications in its targeted markets.

To achieve distribution, marketing, production, and technology advantages, the Company manages its operations in the following four segments:

·
Engineering and Construction — Consists of products currently used by survey and construction professionals in the field for positioning, data collection, field computing, data management, and machine guidance and control. The applications served include surveying, road, runway, construction, site preparation and building construction.

·
Field Solutions — Consists of products that provide solutions in a variety of agriculture and geographic information systems (GIS) applications. In agriculture these include precise land leveling and machine guidance systems. In GIS they include handheld devices and software that enable the collection of data on assets for a variety of governmental and private entities.

·
Mobile Solutions — Consists of products that enable end users to monitor and manage their mobile assets by communicating location and activity-relevant information from the field to the office. Trimble offers a range of products that address a number of sectors of this market including truck fleets, security, and public safety vehicles.

·
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

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(in thousands)
Engineering & Construction
Revenue	$637,118	$524,461	$440,478
Operating income before corporate allocations	136,157	117,993	79,505
Accounts receivable	127,567	105,980	90,743
Inventories	82,827	80,590	65,116
Goodwill	296,597	229,176	238,801
Field Solutions
Revenue	$139,230	$127,843	$105,591
Operating income before corporate allocations	37,377	32,527	25,151
Accounts receivable	21,016	21,823	19,141
Inventories	10,946	11,790	7,016
Goodwill	1,517	-	-
Mobile Solutions
Revenue	$60,854	$31,481	$23,531
Operating income (loss) before corporate allocations	2,550	(3,072)	(5,997)
Accounts receivable	15,630	10,789	9,073
Inventories	1,666	1,983	5,735
Goodwill	63,430	44,118	7,660
Advanced Devices
Revenue	$102,948	$91,128	$99,208
Operating income before corporate allocations	10,084	13,212	18,746
Accounts receivable	16,474	14,033	17,660
Inventories	17,113	13,488	9,878
Goodwill	12,966	12,852	13,061
Total
Revenue	$940,150	$774,913	$668,808
Operating income before corporate allocations	186,168	160,660	117,405
Accounts receivable (1)	180,687	152,625	136,617
Inventories	112,552	107,851	87,745
Goodwill	374,510	286,146	259,522

(1) As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

The following are reconciliations corresponding to totals in the accompanying Consolidated Financial Statements:

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(in thousands)
Consolidated segment operating income	$186,168	$160,660	$117,405
Unallocated corporate expense	(35,798)	(27,483)	(22,901)
Restructuring charges		(278)	(552)
Amortization of purchased intangible assets	(13,074)	(6,855)	(8,327)
In-process research and development	(1,930)	(1,100)	-
Non-operating expense, net	12,726	(156)	(10,701)
Consolidated income before income taxes	$148,092	$124,788	$74,924

As of	December 29, 2006	December 30, 2005
(in thousands)
Assets:
Accounts receivable total for reportable segments	$180,687	$152,625
Unallocated (1)	(8,679)	(7,525)
Accounts receivable, net	$172,008	$145,100

(1) Includes trade-related accruals, allowances, and cash received in advance.

The distribution of Trimble’s gross consolidated revenue by segment is summarized in the table below. Gross consolidated revenue includes external and internal sales. Total external consolidated revenue is reported net of eliminations of internal sales between segments.

	December 29, 2006	December 30, 2005

(In thousands)

Engineering and Construction	$641,352	$529,034
Field Solutions	139,230	127,843
Mobile Solutions	60,854	31,481
Advanced Devices	102,873	91,182
Total Gross Consolidated Revenue	944,309	779,540
Eliminations	(4,159)	(4,627)
Total External Consolidated Revenue	$940,150	$774,913

The geographic distribution of Trimble’s revenues and identifiable assets is summarized in the tables below. Other foreign countries include Canada, and countries in South and Central America, the Middle East, and Africa. Revenue is defined as revenues from external customers. Identifiable assets indicated in the table below exclude inter-company receivables, investments in subsidiaries, goodwill, and intangibles assets.

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(in thousands)

Revenue (1):
United States	$511,030	$415,443	$331,607
Europe	231,428	191,734	186,197
Asia Pacific	112,465	88,315	86,117
Other Non-US Countries	85,227	79,421	64,886
Total Consolidated Revenue	$940,150	$774,913	$668,808
(1) Revenue attributed to countries based on the location of the customer.

As of	December 29, 2006	December 30, 2005
(in thousands)

Identifiable assets:
United States	$347,474	$295,196
Europe	143,038	120,582
Asia Pacific and Other Non-US Countries	30,190	13,853
Total Identifiable Assets	$520,702	$429,631

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

No single customer accounted for 10% or more of Trimble's total revenues in fiscal years 2006, 2005, and 2004.

NOTE 8: RESTRUCTURING CHARGES

There were no restructuring charges recorded in fiscal 2006. Restructuring charges of $0.3 million, and $0.6 million were recorded in fiscal years 2005 and 2004 respectively. The charges in fiscal 2005 were primarily related to office closure costs due to integration efforts of the Mensi acquisition. The charges in fiscal 2004 were primarily related to severance costs due to the realignment of Trimble Mobile Solutions Inc. As a result of the realignment, the headcount decreased by 36 in fiscal 2004. As of December 29, 2006, an accrual balance of $0.1 million, related to the fiscal 2005 office closure, is expected to be paid over the next several years. The restructuring accrual is included in the Condensed Consolidated Balance Sheets under the heading of “Accrued Liabilities”.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following:

As of	December 29, 2006	December 30, 2005
(In thousands)

Credit Facilities:
Term loan	$-	$-
Revolving credit facility	-	-
Promissory notes and other	481	649
	481	649

Less current portion of long-term debt	-	216
Non-current portion	$481	$433

The following summarizes the future cash payment obligations (excluding interest) as of December 29, 2006:

	Total	2007	2008	2009	2010	2011	2011 and Beyond
(in thousands)

Promissory note and other	481	-	115	366		-	-
Total contractual cash obligations	$481	$-	$115	$366	$	$-	$-

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

At December 29, 2006, the Company has a zero balance outstanding and was in compliance with all financial debt covenants.

Notes Payable

As of December 29, 2006, the Company had other notes payable totaling approximately $0.5 million consisting of government loans to foreign subsidiaries and loans assumed from acquisitions.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 13, 2006, Trimble entered into a lease agreement for the lease of real property located in Westminster, Colorado. The lease agreement has a seven year term, commencing June 1, 2006 and ending May 31, 2013.

On May 13, 2005, Trimble entered into a lease agreement for the lease of real property located in Sunnyvale, California. The lease agreement has a seven year term, commencing January 1, 2006 and ending December 31, 2012.

Trimble's principal facilities in the United States are leased under various cancelable and non-cancelable operating leases that expire at various dates through 2013. For tenant improvement allowances and rent holidays, Trimble records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of income. The Company has options to renew certain of these leases for an additional five years.

Future minimum payments required under non-cancelable operating leases are as follows:

Operating Lease Payments
(In thousands)

2007	$10,852
2008	9,318
2009	8,187
2010	6,414
2011	3,530
Thereafter	3,556
Total	$41,857

Net rent expense under operating leases was $10.5 million in fiscal 2006, $12.6 million in fiscal 2005, and $10.9 million in fiscal 2004. Sublease income was $44,000, $39,000, and $38,000, for fiscal 2006, 2005, and 2004, respectively.

Purchase Commitments with a Supplier

Trimble entered into a significant supply agreement in fiscal 2004 that sets forth minimum purchase commitments for outsourced services. The term of the supply agreement is the earlier of four years from the initial product ship date, or when Trimble has paid for a cumulative total of 200,000 billable hours (approximately $10.4 million). Should Trimble not purchase and pay for 200,000 hours, then Trimble will compensate the supplier for 20% of the shortfall. Thereafter, the contract continues in effect until terminated by either party with 30 days prior written notice to the other party. As of December 29, 2006, based on current hours earned to date the future obligation is approximately $380,000 which is expected to be paid over the next year. Trimble does not expect a shortfall based on current hours earned to date.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments outstanding are as follows:

	Carrying Amount	Fair Value	Carrying Amount	Fair Values
	December 29, 2006		December 30, 2005
As of
(In thousands)

Assets:
Cash and cash equivalents	$129,621	$129,621	$73,853	$73,853
Forward foreign currency exchange contracts	-	-	516	577
Accounts receivable, net	172,008	172,008	145,100	145,100

Liabilities:
Credit facilities	$-	$-	$-	$-
Forward foreign currency exchange contracts	70	157	-	-
Promissory note and other	481	406	649	562
Accounts payable	44,418	44,418	45,206	45,206

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

NOTE 12: INCOME TAXES

The components of income before income taxes are as follows:

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(In thousands)

United States	$123,800	99,500	70,000
Foreign	$24,300	25,300	4,900
Total	$148,100	$124,800	74,900

Trimble's income tax provision consisted of the following:

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004

(In thousands)

US Federal:
Current	$47,795	$36,493	18,196
Deferred	(2,972)	(1,534)	(17,995)
	44,823	34,959	201
US State:
Current	2,967	3,500	2,895
Deferred	(2,168)	(2,348)	(897)
	799	1,152	1,998
Foreign:
Current	(1,493)	3,102	3,137
Deferred	305	720	1,908
	(1,188)	3,822	5,045
Income tax provision	$44,434	$39,933	7,244

The income tax provision differs from the amount computed by applying the statutory US federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(In thousands)

Expected tax from continuing operations at 35% in all years	$51,832	$43,677	$26,223
Change in valuation allowance	-0-	-0-	(24,004)
US State income taxes	(110)	749	1,299
Export sales incentives	(4,138)	(2,316)	(1,176)
NonForeign components	(7,682)	3,684	5,134
US Federal research and development credit	(662)	(895)	(508)
In process research & development	1,046	-0-	-0-
Stock option compensation	3.626	-0-	-0-
Benefit from repatriation legislation	(1,050)	(6,445)	-0-
Other	1,572	1,479	276
Income tax provision	$44,434	$39,933	$7,244

Effective tax rate	30%	32%	10%

The components of deferred taxes consist of the following:

As of	December 29, 2006	December 30, 2005
(In thousands)

Deferred tax liabilities:
Purchased intangibles	$25,263	$11,058
Depreciation and amortization	21,283	11,711
Other	175	1,516
Total deferred tax liabilities	46,721	24,285

Deferred tax assets:
Inventory valuation differences	9,469	8,983
Expenses not currently deductible	8,546	6,233
US Federal credit carryforwards	-0-	-0-
Deferred revenue	1,298	564
US State credit carryforwards	8,869	8,530
Warranty	2,738	2,361

US Federal net operating losscarryforward	2,055	2,669
Net foreign tax credits on undistributed foreign earnings	9,344	5,743
Accruals not currently deductible	8,803	7,452
Total deferred tax assets	51,121	42,535
Valuation allowance	(4,254)	(5,855)
Total deferred tax assets	46,867	36,680

Total net deferred tax assets	$146	$12,395

The Company has $2.1 million of tax effected US federal net operating loss carryforwards from an acquisition. Utilization of the Company’s net operating loss carryforwards are subject to annual limitations provided by the Internal Revenue Code of 1986, as amended. The Company has state research and development credit carryforwards of approximately $13.6 million which can be carried over indefinitely.

The company’s valuation allowance is attributable to, primarily, the California Research Credit and acquisition Net Operating Loss carryforwards.  Valuation allowance amounts are offsets to related deferred tax assets. Management believes that it is more likely than not that the Company will not realize these deferred tax assets and, accordingly, a valuation allowance has been established for such amounts. When the tax credits are utilized and the valuation allowance is released, the benefit of the release of the valuation allowance will be accounted for as a credit to shareholder’s equity rather than as a reduction of the income tax provision.

The American Jobs Creation Act of 2004 (the Act) provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution. During the fourth quarter of 2005, the Company repatriated $39.5 million, of which $24 million qualified for the special one-time elective dividends received deduction and $15.5 million constituted earnings that do not qualify under the Act; previously taxed income and return of capital. The company recorded a $6.4 million tax benefit from these foreign earnings in 2005. The $1.0 million tax benefit recorded in 2006 represents a true-up adjustment to the amount recorded in 2005.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes.”  Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits.    FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  For Trimble, FIN 48 will be effective for the first quarter of fiscal 2007.  Differences between the amounts recognized in the statements of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings.    The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements.   Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings.

NOTE 13: COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects are as follows:

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(in thousands)
Net income	$103,658	$84,855	$67,680
Foreign currency translation adjustments, net of tax of $(108) in 2006 and $308 in 2005	21,709	(24,690)	14,025
Net gain (loss) on hedging transactions	-	(106)	106
Adjustment to initially apply SFAS 158, net of tax	(136)	-	-
Net unrealized gain (loss) on investments	3	(34)	(6)
Total comprehensive income	$125,234	$60,025	$81,805

The components of accumulated other comprehensive, net of related tax were as follows:

Fiscal Years Ended	December 29, 2006	December 30, 2005
(in thousands)
Accumulated foreign currency translation adjustments	$41,214	$19,504
Adjustment to initially apply FASB Statement No. 158, net of tax	(136)	-
Accumulated net unrealized gain on foreign currency	33	30
Total accumulated other comprehensive income	$41,111	$19,534

NOTE 14: EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 11,550,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. The Purchase Plan terminates on September 8, 2008. In fiscal 2006 and 2005, the shares issued under the Purchase Plan were 195,398 and 359,998 shares, respectively. At December 29, 2006, the number of shares reserved for future purchases by eligible employees was 1,440,274.

Restricted Stock Award

Trimble did not grant any restricted stock in fiscal 2006 or fiscal 2004. During the second quarter of fiscal 2005, the Company granted 40,000 shares of restricted common stock. The award vests 20% on June 30, 2005 and an additional 20% each June 30 thereafter. The Company recorded compensation expense in the Consolidated Statements of Income of $191,000 and $120,000 for fiscal 2006 and 2005, respectively.

2002 Stock Plan

In 2002, Trimble’s Board of Directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan approved by the shareholders provides for the granting of incentive and non-statutory stock options for up to 12,000,000 shares plus any shares currently reserved but un-issued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 20% at the first anniversary of grant and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. In certain instances, grants vest at a rate of 40% at the second anniversary of grant and monthly thereafter at an annual rate of 20% with full vesting occurring at the fifth anniversary of the grant. The Company issues new shares for option exercises. As of December 29, 2006, options to purchase 8,038,610 shares were outstanding and 4,453,838 were available for future grant under the 2002 Plan.

1993 Stock Option Plan

In 1992, Trimble's Board of Directors adopted the 1993 Stock Option Plan (“1993 Plan”). The 1993 Plan, as amended to date and approved by shareholders, provided for the granting of incentive and non-statutory stock options for up to 19,125,000 shares of Common Stock to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 1993 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The Company issues new shares for option exercises. As of December 29, 2006 options to purchase 2,692,736 shares were outstanding and no shares were available for future grant.

1992 Management Discount Stock Option Plan

In 1992, Trimble's Board of Directors approved the 1992 Management Discount Stock Option Plan ("Discount Plan"). As of December 29, 2006, options to purchase 295,000 shares were outstanding and no shares were available for future grant under the 1992 Management Discount Stock Option Plan.

1990 Director Stock Option Plan

In December 1990, Trimble adopted a Director Stock Option Plan under which an aggregate of 1,140,000 shares of Common Stock have been reserved for issuance to non-employee directors as approved by the shareholders to date. At December 29, 2006, options to purchase 285,000 shares were outstanding, and no shares were available for future grants under the Director Stock Option Plan.

Options Outstanding and Exercisable

Exercise prices for options outstanding as of December 29, 2006, ranged from $2.67 to $25.48. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information with respect to options outstanding at December 29, 2006:

	Options Outstanding			Options Exercisable
Range	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price per Share
$ 2.67 - 4.27	1,198,584	$3.40	2.84	1,151,164	$3.38
4.40 - 5.45	1,137,822	5.08	5.38	962,556	5.08
5.60 - 6.50	1,185,640	5.88	4.04	1,185,640	5.88
6.52 - 8.02	251,048	7.29	4.84	238,928	7.29
8.50	1,468,152	8.5	6.55	832,356	8.5
8.78 - 13.71	1,144,950	12.44	5.03	922,590	12.82
13.78	4,350	13.78	7.07	600	13.78
14.53	1,244,334	14.53	7.81	457,570	14.53
15.29 - 16.53	525,700	15.98	8.04	204,620	15.99
17.00 - 25.48	3,147,600	20.41	7.95	356,744	17.80
Total	11,308,180	$12.04	6.18	6,312,768	$8.35

	Number Of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding	11,308,180	$12.04	6.2	$150,669
Options Outstanding and Expected to Vest	10,977,900	11.84	6.1	148,469
Options Exercisable	6,312,768	8.35	5.1	107,456

Options outstanding and expected to vest are adjusted for expected forfeitures. The aggregate intrinsic value is the total pretax intrinsic value based on the Company’s closing stock price of $25.37 as of December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 29, 2006, the total unamortized stock option expense is $22.0 million with a weighted-average recognition period of 1.7 years.

Option Activity

Activity during fiscal 2006, 2005, and 2004, under the combined plans was as follows:

	December 29, 2006		December 30, 2005		December 31, 2004
Fiscal Years Ended	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
(In thousands, except for per share data)

Outstanding at beginning of year	12,828	$9.35	13,442	$8.05	15,202	$6.81
Granted	1,744	22.94	1,748	17.05	2,238	14.1
Exercised	(3,082)	6.95	(2,120)	7.37	(3,420)	6.46
Cancelled	(178)	12.99	(242)	10.20	(578)	8.28
Outstanding at end of year	11,308	12.04	12,828	9.35	13,442	8.05

Available for grant	4,460		3,026		4,550
Weighted-average fair value of options granted during year		$8.04		$7.27		$6.93

Warrants

On April 12, 2002, the Company issued to Spectra-Physics Holdings USA, Inc., a warrant to purchase up to 1,128,700 shares of Trimble’s Common Stock over a fixed period of time. Initially, Spectra-Physics’ warrant entitled it to purchase 600,000 shares of Common Stock over a five-year period at an exercise price of $5.04 per share. On a quarterly basis beginning July 14, 2002, Spectra-Physics’ warrant became exercisable for an additional 750 shares of Common Stock for every $1 million of principal and interest outstanding to Spectra-Physics until the obligation was paid off in full. These shares are purchasable at a price equal to the average of Trimble’s closing price for the five days immediately proceeding the last trading day of each quarter. On July 14, 2002 an additional 52,092 shares became exercisable at an exercise price of $4.82 per share. On October 14, 2002 an additional 53,472 shares became exercisable at an exercise price of $3.06. On January 14, 2003, an additional 54,852 shares became exercisable at an exercise price of $4.52. On April 14, 2003, an additional 28,624 shares became exercisable at an exercise price of $6.69. The approximate fair value of the warrants of $2.4 million was determined using the Black-Scholes pricing model with the following assumptions: contractual life of 5-year period, risk-free interest rate of 4%; volatility of 65%; and no dividends during the contractual term. The additional shares are exercisable over a 5-year period. No additional shares will be issuable under the warrant as the underlying obligation has been paid off in full. For fiscal 2006 and 2005, there were no shares exercised related to the warrants. As of December 29, 2006, there are 789,040 shares outstanding and exercisable under the warrants.

On December 21, 2001 and January 14, 2002, in connection with the first and second closing of the private placement of the Company’s Common Stock, Trimble granted five-year warrants to purchase an additional 1,838,016 shares of Common Stock, subject to certain adjustments, at an exercise price of $6.49 per share. As of December 29, 2006, there are 162,562 shares outstanding and exercisable under the warrants.

NOTE 15: BENEFIT PLANS

401(k) Plan

Under Trimble’s 401(k) Plan, US employee participants (including employees of certain subsidiaries) may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Trimble Fund sold net 129,834 shares of Common Stock for an aggregate of $3.0 million in fiscal 2006. Trimble, at its discretion, matches individual employee 401(k) Plan contributions at a rate of fifty cents of every dollar that the employee contributes to the 401(k) Plan up to 5% of the employee’s annual salary to an annual maximum of $2,500. Trimble’s matching contributions to the 401(k) Plan were $2.5 million in fiscal 2006, $2.2 million in fiscal 2005, and $1.9 million in fiscal 2004.

Defined Contribution Pension Plans

Certain of the Company’s European subsidiaries participate in state sponsored pension plans. Contributions are based on specified percentages of employee salaries. For these plans, Trimble contributed and charged to expense approximately $0.7 million for fiscal 2006, $0.6 million for fiscal 2005, and $0.6 million for fiscal 2004.

Defined Benefit Pension Plan

Trimble provides defined benefit pension plans in Sweden, Germany, and the Netherlands. The largest of these plans is provided by the Swedish subsidiary which has an unfunded defined benefit pension plan that covered substantially all of its full-time employees through 1993. Benefits are based on a percentage of eligible earnings. The employee must have had a projected period of pensionable service of at least 30 years as of 1993. If the period was shorter, the pension benefits were reduced accordingly. Active employees do not accrue any future benefits; therefore, there is no service cost and the liability will only increase for interest cost.

On December 29, 2006, the Company adopted the recognition and disclosure provisions of SFAS158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 29, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the Company’s Consolidated Balance Sheets pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at December 29, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of income for the year ended December 29, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS 158 at December 29, 2006, it would have recognized an additional minimum liability pursuant to then provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Application of SFAS 158.”

	At December 29. 2006
	Prior to Application of SFAS 158	Effect of Application of SFAS 158	As Reported at December 29. 2006
(in thousands)

Intangible asset (pension)	$82	$(82)	$-
Total assets	978,513	(82)	978,431

Current accrued pension liability	-	218	218
Non-current accrued pension liability	6,594	22	6,616
Deferred income taxes	4,629	(104)	4,525
Total liabilities	230,630	136	230,766

Accumulated other comprehensive income	41,128	(17)	41,111
Total shareholders’ equity	747,682	(17)	747,665

The changes in the benefit obligations and plan assets of the significant non-US defined benefit pension plans for fiscal 2006 and 2005 were as follows:

Fiscal Years Ended	December 29, 2006	December 30, 2005
(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$6,929	$7,208
Adjustment to include benefit obligation for the Netherlands subsidiary (1)	1,412	-
Benefit obligation at beginning of year (restated)	8,341	$7,208
Service cost	323	90
Interest cost	396	270
Benefits paid	(311)	(312)
Foreign exchange impact	1,253	(1,145)
Actuarial (gains) losses	(268)	818
Benefit obligation at end of year	9,734	6,929
Change in plan assets:
Fair value of plan assets at beginning of year	980	1,088
Adjustment to include fair value of plan assets for the Netherlands subsidiary (1)	1,242	-
Fair value of plan assets at beginning of year (restated)	2,222	1,088
Actual return on plan assets	106	36
Employer contribution	455	339
Plan participants’ contributions	-	-
Benefits paid	(311)	(312)
Foreign exchange impact	428	(172)
Fair value of plan assets at end of year	2,900	980

Benefit obligation in excess of plan assets at end of year	$6,834	$5,949

Current portion (included in accrued compensation and benefits)	218	-
Non-current portion (included in other non-current liabilities)	6,616	5,529

(2)
In 2006, the Company began incorporating the net effect of the projected benefit obligation and the plan assets of its defined benefit plan in the Netherlands in its Consolidated Balance Sheets. In prior years, the Company could not obtain the necessary information to include the net impact of this plan on its Consolidated Balance Sheets. As a result, the benefit obligation and fair value of plan assets at the beginning of year have been restated. The net effect of recording the benefit obligation in excess of plan assets of this plan to the Consolidated Statements of Income and the Consolidated Balance Sheets was not material for both fiscal 2006 and fiscal 2005.

The underfunded status of the plan of $6.8 million at December 29, 2006 is recognized in the accompanying consolidated balance sheets as a short-term and long-term accrued pension liability. No plan assets are expected to be returned to Trimble during the fiscal year-ended December 28, 2007.

Net periodic benefit costs in fiscal 2006, 2005, and 2004 were not material.

Actuarial assumptions used to determine the net periodic pension costs for the year ended December 29, 2006 were as follows:

	Swedish Subsidiary	German Subsidiaries	Netherlands Subsidiary
Discount rate	4.5%	4.3%	4.0%
Rate of compensation increase	2.0%	2.0%	2.0%
Measurement Date	12/29/06	12/29/06	12/29/06

Trimble’s accumulated benefits obligation was $7.5 million and $7.0 million for fiscal 2006 and 2005, respectively.

Trimble’s plan assets are primarily located in our German subsidiaries and the Netherlands subsidiary. For German subsidiaries, for fiscal 2005 and fiscal 2004, the asset allocation of our total plan assets was approximately as follows: 89% local government bonds, 7% real estate and 4% equity securities. Long-term asset allocation and expected return on assets assumptions are derived from detailed annual studies conducted by Trimble’s asset management group and actuaries. Trimble’s asset management group limits allocation to equity securities and real estate to a maximum of 10% and 25%, respectively, with the remaining assets to be allocated to local government bonds. For the Netherlands subsidiary, 100% of the assets are invested in an insurance contract. While the asset allocation give appropriate consideration to recent performance and historical returns, the strategy is focused primarily on conservative and sustainable long-term returns. Based on historical returns, Trimble expects future return on assets to be approximately 4%.

Trimble expects to contribute approximately $500,000 to plan assets in fiscal year ended 2007.

The following benefit payments, which reflect estimated future employee service, as appropriate, are expected to be paid:

Expected Benefit Payments
(In thousands)

2007	$320
2008	$380
2009	$461
2010	$529
2011	$558
2012-2016	$3,040
Total	$5,288

NOTE 16: STATEMENT OF CASH FLOW DATA

Fiscal Years Ended	December 29, 2006	December 30, 2005	December 31, 2004
(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$8	$1,081	$3,142
Income taxes paid	$36,000	$8,938	$6,694

Significant non-cash investing activities:
Issuance of shares related to acquisition related earn-out payments	$-	$-	$1,798

NOTE 17: LITIGATION

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

NOTE 18: SUBSEQUENT EVENTS

Acquisition of @Road, Inc.

On February 16, 2007, we acquired @Road, Inc. of Fremont, California for a total purchase price of approximately $493.1 million. @Road, Inc. is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries. @Road will be reported within our Mobile Solutions business segment. This acquisition was the largest in acquisition value in the company’s history. It significantly increases our presence in the mobile resource management (MRM) market which Trimble believes is a large and fast growing market. With the addition of @Road, Trimble’s TMS segment will be better able to service larger customers, with a broader and more robust solution set.

Trimble elected to pay the $7.50 per share purchase consideration with $5.00 in cash and $2.50 in newly issued shares of Trimble common stock, payable to @Road stockholders. Pursuant to this election and the merger agreement, the stock portion of the merger consideration payable to @Road shareholders was 0.0447 shares of Trimble common stock per share of @Road common stock or a total of 2.9 million shares valued at $164.4 million.

Amended and Restated Credit Facilities

On February 16, 2007, the Company amended and restated its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the “2007 Credit Facility”). Under the 2007 Credit Facility, the Company exercised the accordion option in the existing credit agreement to increase the availability under the revolving credit line by $100,000,000, for an aggregate availability of up to $300,000,000, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for swing line loans. In addition, the Company incurred five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100,000,000, which will mature concurrently with the revolving credit line.  The term loan will be repaid in quarterly installments, with principal being amortized at the following annual rates: year 1 at 10%, year 2 at 15%, year 3 at 15%, year 4 at 20%, year 5 at 20%, and the last quarterly payment to be made at maturity, together with a final payment of 20%.  Under the existing facility, the Company was required to maintain a maximum leverage ratio of 2:75:1. The 2007 Credit Facility increased the maximum leverage ratio to 3.00:1.   The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions and general corporate purposes.

As of February 20, 2007, the Company had $150 million drawn on the revolving credit line and $100 million in term loan outstanding.

2-for-1 Stock Split

On January 17, 2007, Trimble’s Board of Directors approved a 2-for-1 split of all outstanding shares of the Company’s Common Stock, payable February 22, 2007 to stockholders of record on February 8, 2007. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.

NOTE 19: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal period ended	March 31, 2006	June 30, 2006	September 29, 2006	December 29, 2006
(in thousands, except per share data)

Revenue	$225,854	$245,326	$234,851	$234,120
Gross margin	107,463	121,656	116,191	115,771
Net income	25,828	28,503	25,342	23,983

Basic net income per share	0.24	0.26	0.23	0.22
Diluted net income per share	0.23	0.25	0.22	0.21

Fiscal period ended	April 1, 2005	July 1, 2005	September 30, 2005	December 30, 2005
(in thousands, except per share data)
Revenue	$195,383	$204,225	$188,484	$186,821
Gross margin	97,807	102,407	97,292	92,299
Net income	17,439	23,787	20,236	23,393

Basic net income per share	0.17	0.23	0.19	0.22
Diluted net income per share	0.16	0.21	0.18	0.21

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. As a result of the extra week, year-over-year results are not exactly comparable. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, the Company, analysts, shareholders, investors, and others will have to make appropriate adjustments to any analysis performed when comparing our activities and results.

Significant quarterly items for fiscal 2006 include the following: (i) in the first quarter of 2006 a $2.6 million benefit, or a $0.03 per diluted share resulting from the settlement of foreign income tax audits; (ii) in the second quarter of 2006 a $1.0 million charge, or $0.00 per diluted share relating to in-process research and development and a $2.2 million benefit, or a $0.02 per diluted share resulting from the settlement of foreign income tax audits; (iii) in the third quarter a $1.7 million benefit, or a $0.02 per diluted share resulting from the amendment of a federal income tax return; (iv) in the fourth quarter of 2006 a $930,000 charge, or $0.00 per diluted share relating to in-process research and development and $1.8 million benefit, or a $0.02 per diluted share resulting from the settlement of foreign income tax audits.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of December 29, 2006 and December 30, 2005, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 29, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at December 29, 2006 and December 30, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2006, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2006 the Company changed its method of accounting for stock based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trimble Navigation Limited’s internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 22, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting at Item 9A, that Trimble Navigation Limited maintained effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trimble Navigation Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Trimble Navigation Limited maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Trimble Navigation Limited maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trimble Navigation Limited as of December 29, 2006 and December 30, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2006, of Trimble Navigation Limited and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 22, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

(3)	Evaluation of Disclosure Controls and Procedures

Trimble’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 29, 2006, have concluded that as of December 29, 2006, the company’s disclosure controls and procedures were effective and designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries required to be included in the company’s periodic filings under the Exchange Act would be made known to them by others within those entities.

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

(b) Management’s Report on Internal Control over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of December 29, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 29, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 29, 2006, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item, insofar as it relates to Trimble’s directors, will be contained under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. The information required by this item relating to executive officers is set forth above in Item 1 Business Overview under the caption “Executive Officers.”

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

Item 11.	Executive Compensation.

The information required by this item will be contained in the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions, and Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement under the caption “Principal Accounting Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements

The following consolidated financial statements required by this item are included in Part II Item 8 hereof under the caption “Financial Statements and Supplementary Data.”

(4)	Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

Page in this Annual Report on Form 10-K
Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(5)	Exhibits

Exhibit
Number

2.1	Agreement and Plan of Merger, by and among Trimble Navigation Limited, Roadrunner Acquisition Corp. and @Road, Inc., dated as of December 10, 2006. (27)
2.2	Form of Voting Agreement, by and among Trimble Navigation Limited and certain stockholders of @Road, Inc., dated as of December 10, 2006. (28)
3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (5)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (6)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (7)
3.4	Certificate of Determination of the Company filed February 19, 1999. (8)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (15)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (19)
3.7	Bylaws of the Company (amended and restated through July 20, 2006). (18)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (4)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (20)

4.4	Form of Warrant dated April 12, 2002. (13)
10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (26)
10. 2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)
10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)
10.4+	1993 Stock Option Plan, as amended October 24, 2003. (11)
10.5+	Trimble Navigation 1988 Employee Stock Purchase Plan, as amended January 17, 2007. (31)
10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (9)
10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended May 19, 2005. (10)
10.8+	Australian Addendum to the Trimble Navigation Limited 1988 Employee Stock Purchase Plan. (12)
10.9+	Trimble Navigation Limited 2002 Stock Plan (as amended and restated October 20, 2006), including forms of option agreements. (32)
10.10
Credit Agreement dated July 28, 2005 among Trimble Navigation Limited, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), The Bank of New York and Harris Nesbitt (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner). (14)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (21)
10.12+	Board of Directors Compensation Policy effective January 1, 2004. (22)
10.13+	Form of Change in Control severance agreement between the Company and certain Company officers. (16)
10.14+	Letter of Assignment between the Company and Alan Townsend dated November 12, 2003. (23)
10.15+	Supplemental agreement to Letter of Assignment between the Company and Alan Townsend dated January 19, 2004. (24)
10.16+	Trimble Navigation Limited 2006 Management Incentive Plan Description. (25)
10.17	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (30)
10.18+	Trimble Navigation Limited 2007 Management Incentive Plan Description. (29)
10.19+	@Road, Inc. 2000 Stock Option Plan. (31)
21.1	Subsidiaries of the Company. (31)
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm. (31)
24.1	Power of Attorney included on signature page herein.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14I thereof.
(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference exhibit number 10.46 to the Company’s Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4)	Incorporated by reference to exhibit number 1 to the Company’s Registration Statement on Form 8-A, which was filed on February 18, 1999.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(10)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2005.

(11)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(12)	Incorporated by reference to exhibit number 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000.
(13)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-3 filed on April 19, 2002.
(14)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(15)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(16)	Incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(18)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(19)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(20)	Incorporated by reference to exhibit number 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(21)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(22)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(23)	Incorporated by reference to exhibit number 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(24)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(25)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006.
(26)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 20, 3005.
(27)	Incorporated by reference to exhibit number 2.1 to the Company’s Current Report on Form 8-K filed on December 11, 2006.
(28)	Incorporated by reference to exhibit number 2.2 to the Company’s Current Report on Form 8-K filed on December 11, 2006.
(29)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2006.
(30)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(31)	Filed herewith.

EXHIBIT LIST

Exhibit
Number

2.1	Agreement and Plan of Merger, by and among Trimble Navigation Limited, Roadrunner Acquisition Corp. and @Road, Inc., dated as of December 10, 2006. (27)
2.2	Form of Voting Agreement, by and among Trimble Navigation Limited and certain stockholders of @Road, Inc., dated as of December 10, 2006. (28)
3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (5)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (6)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (7)
3.4	Certificate of Determination of the Company filed February 19, 1999. (8)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (15)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (19)
3.7	Bylaws of the Company (amended and restated through July 20, 2006). (18)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (4)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (20)
4.4	Form of Warrant dated April 12, 2002. (13)
10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (26)
10. 2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)
10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)
10.4+	1993 Stock Option Plan, as amended October 24, 2003. (11)
10.5+	Trimble Navigation 1988 Employee Stock Purchase Plan, as amended January 17, 2007. (31)
10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (9)
10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended May 19, 2005. (10)
10.8+	Australian Addendum to the Trimble Navigation Limited 1988 Employee Stock Purchase Plan. (12)
10.9+	Trimble Navigation Limited 2002 Stock Plan (as amended and restated October 20, 2006), including forms of option agreements. (32)
10.10
Credit Agreement dated July 28, 2005 among Trimble Navigation Limited, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), The Bank of New York and Harris Nesbitt (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner). (14)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (21)
10.12+	Board of Directors Compensation Policy effective January 1, 2004. (22)
10.13+	Form of Change in Control severance agreement between the Company and certain Company officers. (16)
10.14+	Letter of Assignment between the Company and Alan Townsend dated November 12, 2003. (23)
10.15+	Supplemental agreement to Letter of Assignment between the Company and Alan Townsend dated January 19, 2004. (24)
10.16+	Trimble Navigation Limited 2006 Management Incentive Plan Description. (25)
10.17	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (30)
10.18+	Trimble Navigation Limited 2007 Management Incentive Plan Description. (29)
10.19+	@Road, Inc. 2000 Stock Option Plan. (31)
21.1	Subsidiaries of the Company. (31)
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm. (31)
24.1	Power of Attorney included on signature page herein.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14I thereof.
(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference exhibit number 10.46 to the Company’s Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4)	Incorporated by reference to exhibit number 1 to the Company’s Registration Statement on Form 8-A, which was filed on February 18, 1999.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(10)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2005.
(11)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(12)	Incorporated by reference to exhibit number 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000.
(13)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-3 filed on April 19, 2002.
(14)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(15)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(16)	Incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(18)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(19)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(20)	Incorporated by reference to exhibit number 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(21)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(22)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(23)	Incorporated by reference to exhibit number 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(24)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(25)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006.
(26)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 20, 3005.
(27)	Incorporated by reference to exhibit number 2.1 to the Company’s Current Report on Form 8-K filed on December 11, 2006.
(28)	Incorporated by reference to exhibit number 2.2 to the Company’s Current Report on Form 8-K filed on December 11, 2006.
(29)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2006.
(30)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(31)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED

By: /s/ Steven W. Berglund
Steven W. Berglund,
President and Chief Executive Officer

 February 23, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ Steven W. Berglund	President, Chief Executive Officer, Director	February 21, 2007
Steven W. Berglund

/s/ Rajat Bahri	Chief Financial Officer and Assistant	February 23, 2007
Rajat Bahri	Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert S. Cooper	Director	February 22, 2007
Robert S. Cooper

/s/ John B. Goodrich	Director	February 21, 2007
John B. Goodrich

/s/ William Hart	Director	February 22, 2007
William Hart

/s/ Ulf J. Johansson	Director	February 20, 2007
Ulf J. Johansson

/s/ Bradford W. Parkinson	Director	February 20, 2007
Bradford W. Parkinson

/s/ Nickolas W. Vande Steeg	Director	February 22, 2007
Nickolas W. Vande Steeg

SCHEDULE II

TRIMBLE NAVIGATION LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

Allowance for doubtful accounts:	December 29, 2006	December 30, 2005	December 31, 2005
Balance at beginning of period	$5,230	$8,952	$9,953
Acquired allowance	494	237	116
Bad debt expense	163	502	1,210
Write-offs, net of recoveries	(1,824)	(3,459)	(2,327)
Balance at end of period	$4,063	$5,230	$8,952

Inventory allowance:
Balance at beginning of period	$23,238	$26,217	$25,885
Acquired allowance	1	357	591
Additions to allowance	7,061	5,612	3,765
Write-offs, net of recoveries	(1,718)	(8,948)	(4,024)
Balance at end of period	$28,582	$23,238	$26,217

Sales return reserve:
Balance at beginning of period	$1,500	$2,210	$3,252
Acquired allowance	55	21	-
Additions (Reductions) to allowance	(586)	(383)	(809)
Write-offs, net of recoveries	(110)	(348)	(233)
Balance at end of period	$859	$1,500	$2,210

S-1