Form 10-Q
period 2007-03-30
TRIMBLE NAVIGATION LTD /CA/
filed 2007-05-09
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2007

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

Yes           ☐           No           ☒

As of May 4, 2007, there were 119,452,677 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter ended March 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 30 2007	December 29, 2006
(In thousands)		(1)

ASSETS
Current assets:
Cash and cash equivalents	$63,571	$129,621
Accounts receivable, net	216,099	172,008
Other receivables	12,323	6,014
Inventories, net	127,620	112,552
Deferred income taxes	29,286	25,905
Other current assets	13,456	13,026
Total current assets	462,355	459,126
Property and equipment, net	53,735	47,998
Goodwill	653,835	374,510
Other purchased intangible assets, net	212,058	67,172
Deferred income taxes	407	399
Other assets	44,162	29,226
Total non-current assets	964,197	519,305
Total assets	$1,426,552	$978,431

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9,994	$--
Accounts payable	67,770	44,148
Accrued compensation and benefits	38,527	47,006
Accrued liabilities	37,325	24,973
Deferred revenue	35,039	28,060
Accrued warranty expense	9,616	8,607
Deferred income taxes	1,334	4,525
Income taxes payable	12,951	23,814
Total current liabilities	212,562	181,133
Non-current portion of long-term debt	160,487	481
Deferred income tax	37,400	21,633
Other non-current liabilities	58,694	27,519
Total liabilities	469,137	230,766

Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	--	--
Common stock, no par value; 180,000 shares authorized; 118,782 and 111,718 shares issued and outstanding at March 30, 2007 and December 29, 2006, respectively	616,512	435,371
Retained earnings	299,867	271,183
Accumulated other comprehensive income	41,036	41,111
Total shareholders' equity	957,415	747,665
Total liabilities and shareholders' equity	$1,426,552	$978,431

(1)	Derived from the December 29, 2006 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2006.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 30, 2007	March 31, 2006
(In thousands, except per share data)

Revenue (1)	$285,732	$225,854
Cost of sales (1)	142,602	118,391
Gross margin	143,130	107,463

Operating expenses
Research and development	31,163	24,446
Sales and marketing	42,147	32,706
General and administrative	21,642	15,761
Restructuring charges	2,692	-
Amortization of purchased intangible assets	4,106	1,485
In-process research and development	2,112	-
Total operating expenses	103,862	74,398
Operating income	39,268	33,065
Non-operating income (expense), net
Interest income (expense), net	(157)	434
Foreign currency transaction gain, net	357	593
Income from joint ventures	2,422	1,616
Other income, net	235	164
Total non-operating income, net	2,857	2,807
Income before taxes	42,125	35,872
Income tax provision	13,442	10,044
Net income	$28,683	$25,828

Basic earnings per share	$0.25	$0.24
Shares used in calculating basic earnings per share	115,449	108,484

Diluted earnings per share	$0.24	$0.23
Shares used in calculating diluted earnings per share	120,896	115,718

(1) Sales to related parties were $5.1 million with an associated cost of sales of $3.6 million for the three months ended March 30, 2007. Sales to related parties were $4.9 million with an associated cost of sales of $3.0 million for the three months ended March 31, 2006. In addition, cost of sales associated with related party net inventory purchases was $6.7 million and $5.5 million for the three months ended March 30, 2007 and March 31, 2006, respectively. See Note 5 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 30, 2007	March 31, 2006
(In thousands)

Cash flow from operating activities:
Net income	$28,683	$25,828
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquisitions:
Depreciation expense	4,121	3,104
Excess and obsolescence reserve	1,055	2,710
Amortization expense	7,894	2,380
Provision for doubtful accounts	288	360
Stock-based compensation	3,353	3,230
Non-cash restructuring expense	1,391	-
In-process research and development	2,112	-
Gain from joint ventures	(2,423)	(1,616)
Excess tax benefit for stock-based compensation	(2,193)	(3,941)
Other	153	414
Add decrease (increase) in assets:
Accounts receivable, net	(28,262)	(26,211)
Other receivables	1,867	2,157
Inventories	(1,025)	3,160
Deferred income taxes	(6,402)	(1,880)
Other current and non-current assets	11,167	(6,827)
Add increase (decrease) in liabilities:
Accounts payable	3,265	4,361
Accrued compensation and benefits	(11,618)	(6,601)
Accrued liabilities	2,063	3,503
Deferred revenue	3,296	5,410
Income taxes payable	12,962	7,336
Net cash provided by operating activities	31,747	16,877

Cash flow from investing activities:
Acquisitions, net of cash acquired	(272,050)	(2,272)
Acquisition of property and equipment	(3,873)	(4,972)
Other	12	-
Net cash used in investing activities	(275,911)	(7,244)

Cash flow from financing activities:
Issuance of common stock	10,474	7,149
Excess tax benefit for stock-based compensation	2,193	3,941
Proceeds from long-term debt and revolving credit lines	250,000	-
Payments on long-term debt and revolving credit lines	(80,000)	-
Other	-	10
Net cash provided by financing activities	182,667	11,100

Effect of exchange rate changes on cash and cash equivalents	(4,553)	3,062

Net increase (decrease) in cash and cash equivalents	(66,050)	23,795
Cash and cash equivalents, beginning of period	129,621	73,853
Cash and cash equivalents, end of period	$63,571	$97,648

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Trimble Navigation Limited (“we,” “Trimble” or the “Company”), incorporated in California in 1981, provides positioning product solutions to commercial and government users in a large number of markets. These markets include surveying, construction, agriculture, urban and resource management, military, transportation and telecommunications.

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2006 was December 29.  The first fiscal quarters of 2007 and 2006 ended on March 30, 2007 and March 31, 2006, respectively. Fiscal 2007 and 2006 are 52-week years. Unless otherwise stated, all dates refer to its fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of Trimble and its subsidiaries. Inter-company accounts and transactions have been eliminated.  Certain amounts from prior periods have been reclassified to conform to the current period presentation.

The accompanying financial data as of March 30, 2007 and for the three months ended March 30, 2007 and March 31, 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with Trimble’s 2006 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 30, 2007, results of operations for the three months ended March 30, 2007 and March 31, 2006 and cash flows for the three months ended March 30, 2007 and March 31, 2006, as applicable, have been made.  The results of operations for the three months ended March 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenues may be affected by seasonal buying patterns.

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

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our significant accounting polices during the three months ended March 30, 2007 from those disclosed in our 2006 Form 10-K.  However, Trimble is providing updated disclosures surrounding certain accounting policies, as provided below.

Revenue Recognition

Our revenues are recorded in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” SOP No. 98-9, “Modification of SOP 97-2,” and Emerging Issues Task Force (EITF) Issue 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware."   The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

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

We apply SOP No. 97-2 to products where the embedded software is more than incidental to the functionality of the hardware. This determination requires significant judgment including a consideration of factors such as marketing, research and development efforts and any postcustomer contract support relating to the embedded software.

In accordance with EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when a non-software sale involves multiple elements the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met.

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

We apply EITF Issue 00-3 for hosted arrangements which the customer does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Subscription revenues related to the Company’s hosted arrangements are recognized ratably over the contract period. Upfront fees for the Company’s hosted solution primarily consist of amounts for the in-vehicle enabling hardware device and peripherals, if any. For upfront fees relating to propriety hardware where the firmware is more than incidental to the functionality of the hardware in accordance with SOP No. 97-2, the Company defers upfront fees at installation and recognizes them ratably over the minimum service contract period, generally one to five years. Product costs are also deferred and amortized over such period.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired balances. Factors influencing these adjustments include decline in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of distribution channels, patents, licenses, technology, acquired backlog and trademarks.  Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from 1 to 10 years with a weighted average useful life of  6.2 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth fiscal quarter of each year, using information as of the end of its third fiscal quarter. Goodwill is reviewed for impairment utilizing a two-step process.  First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit.   The fair values of the reporting units are estimated using a discounted cash flow approach.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

Depreciation and amortization of our intangible assets and other long-lived assets is provided using straight-line methods over their estimated useful lives. Changes in circumstances such as technological advances, changes to our business model, or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In those cases where we determine that the useful life of an asset should be revised, we will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

New Accounting Pronouncements

In June 2006, the FASB reached a consensus on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006.  Trimble presents revenue net of sales taxes and any similar assessments.  EITF No. 06-3 had no effect on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standard (SFAS) 109, “Accounting for Income Taxes.”  Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits.    FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  On December 30, 2006, Trimble adopted FIN 48 and, as a result of the implementation, the Company recognized no change to liabilities for uncertain tax positions (compared to amounts under SFAS 5, “Accounting for Contingencies,” represented in the financial statements for the 2006 year).

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS 157 on our financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. The Company is currently evaluating the possible impact of the adoption of SFAS 159 on the Company’s financial position, results of operations, and cash flows.

NOTE 3. ACQUISITIONS

Acquisition of @Road, Inc.

On December 10, 2006, Trimble and @Road, Inc. ("@Road") entered into a definitive merger agreement.  Under the terms of the agreement, Trimble acquired all of the outstanding shares of @Road common stock for a total merger consideration of $7.50 per share. @Road is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries. The acquisition became effective on February 16, 2007.  The acquisition of @Road expands Trimble’s investment and reinforces the existing growth strategy for its Mobile Solutions (TMS) segment.  @Road’s results of operations from February 17, 2006 to March 30, 2007 were included in Trimble’s consolidated statement of operations for quarter ended March 30, 2007 within our Mobile Solutions business segment.

Trimble elected to issue $2.50 per share of the total merger consideration in the form of Trimble common stock ("Common Stock") to be based upon the 5-day average closing price of Trimble shares six trading days prior to the closing of the transaction. Further, each share of Series A-1 and Series A-2 Redeemable Preferred Stock, par value $0.001 per share, of @Road was converted into the right to receive an amount in cash equal to $100.00 plus all declared or accumulated but unpaid dividends with respect to such shares as of immediately prior to the effective time of the merger and each share of Series B-1 Redeemable Preferred Stock, par value $0.001 per share, of @Road and each share of Series B-2 Redeemable Preferred Stock, par value $0.001 per share, of @Road was converted into the right to receive an amount in cash equal to $831.39 plus all declared or accumulated but unpaid dividends with respect to such shares as of immediately prior to the effective time of the merger. In addition, all @Road vested stock options were terminated and the holders of each such option were entitled to receive the excess, if any, of the aggregate consideration over the exercise price. At the effective time of the merger, all unvested @Road stock options with an exercise price in excess of $7.50 were terminated and all unvested stock options that had exercise prices of $7.50 or less were assumed by Trimble.

Concurrently with the merger, Trimble amended and restated its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the “2007 Credit Facility”) and incurred a five-year term loan under the 2007 Credit Facility.  See Note 9 to the Condensed Consolidated Financial Statements for additional information.

As a result of the acquisition, Trimble paid approximately $327.3 million in cash from debt and existing cash, and issued approximately 5.9 million shares of Trimble common stock based on an exchange ratio of 0.0894 shares of Trimble common stock for each outstanding share of @Road common stock as of February 16, 2007 upon the approval of the merger by @Road shareholders. The common stock issued had a fair value of $161.9 million and was valued using the average closing price of Trimble common stock of $27.69 over a range of two trading days (February 14, 2007 through February 15, 2007) prior to, and including, the close date (February 16, 2007) of the transaction, which is also the date that the amount of Trimble shares to be issued in accordance with the merger agreement was settled.

The total purchase price is estimated as follows (in thousands, except per share data):

Cash consideration	$327,370
Common stock consideration	161,948
Merger costs *	5,099
Total Purchase price	$494,417

* Merger costs consist of legal, advisory, accounting and administrative fees.

Preliminary Purchase Price Allocation

In accordance with FASB issued Statement No. 141, "Business Combinations,” the total purchase price was allocated to @Road net tangible assets, identifiable intangible assets and in-process research and development based upon their estimated fair values as of February 16, 2007. The excess purchase price over the net tangible and identifiable intangible assets was recorded as goodwill, which consisted of anticipated higher growth and cost savings from the combined company as compared to the financial results of the two companies on a stand-alone basis.  The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management. The allocation of the total estimated purchase price is preliminary and may differ from the actual purchase price allocation upon realization of any accrued costs and final fair value determination of certain tangible assets, intangible assets and liabilities assumed.

The total preliminary purchase price has been allocated as follows (in thousands):

Value to be allocated to assets, based upon merger consideration	$494,417
Less: value of @Road’s assets acquired:
Net tangible assets acquired	82,642
Amortizable intangibles assets:
Developed product technology	66,600
Customer relationships	75,300
Trademarks and tradenames	5,200
Subtotal	147,100
In-process research and development	2,100

Goodwill	$262,574

Net Tangible Assets

(in thousands)	As of February 16, 2007

Cash and cash equivalents	$10,357
Investments	64,371
Accounts receivable, net	14,136
Inventory	15,284
Property and equipment, net	5,854
Other assets	28,231

Total assets acquired	$138,233

Accounts payable	19,575
Deferred tax liabilities	14,746
Other accrued liabilities	21,270

Total liabilities assumed	$55,591

Total net assets acquired	$82,642

Trimble reviewed and adjusted @Road's net tangible assets and liabilities to fair value, as necessary, as of February 16, 2007, including the following adjustments:

Fixed assets – Trimble decreased @Road's historical value of fixed assets by $2.1 million to adjust fixed assets to an amount equivalent to fair market value.

Deferred revenue and cost of sales – Trimble reduced @Road's historical value of deferred revenue by $39.6 to adjust deferred revenue to the fair value of the direct cost associated with servicing the underlying obligation plus a reasonable margin. @Road’s deferred revenue balance consists of upfront payments of its hosted product, license product, extended warranty and maintenance. Trimble reduced @Road's historical value of deferred product cost by $47.1 million to adjust deferred product cost to the asset's underlying fair value. The deferred product costs adjustment to fair value related to deferral of cost of sales of hardware that have shipped, resulting in no fair value relating to the associated deferred product costs.

Other assets – Other assets were increased by $15.4 million to adjust for the fair value of future cash collections from customer contracts assumed for products delivered prior to the acquisition date.   As the products were delivered prior to the acquisition date, revenue is not recognizable in Trimble’s statement of operations.

Intangible Assets

Developed product technology, which is comprised of products that have reached technological feasibility, includes products in @Road's current product offerings. @Road's technology includes hardware, software and services that serve the mobile resource management market internationally. Trimble expects to amortize the developed and core technology over an average estimated life of 6 years.

Customer relationships represent the value placed on @Road’s distribution channels and end users. Trimble expects to amortize the fair value of these assets over an average estimated life of 7 years.

Trademarks and tradenames represent the value placed on the @Road brand and recognition in the mobile resource management market. Trimble expects to amortize the fair value of these assets over an average estimated life of 9 years.

In-process Research and Development

Trimble recorded an expense of $2.1 million relating to in-process research and development projects in @Road’s license business.   In-process research and development represents incomplete @Road research and development projects that had not reached technological feasibility and had no alternative future use as of the consummation of the merger.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and in-process research and development. In accordance with FASB issued Statement No. 142, "Goodwill and other intangibles,” goodwill will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that Trimble's management determines that the value of goodwill has become impaired, Trimble will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Restructuring

Liabilities related to restructuring @Road's operations that meet the requirements of EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” have been recorded as adjustments to the purchase price and an increase in goodwill. Liabilities related to restructuring Trimble's operations have been recorded as expenses in Trimble's statement of operations in the period that the costs are incurred.

Trimble is in the process of finalizing the total restructuring liability related to the @Road acquisition and will be implementing the plan as soon as feasible.  See Note 12 to the Condensed Consolidated Financial Statements for additional information.

Deferred tax assets/liabilities

Trimble recognized $56.9 million in net deferred tax liabilities for the tax effects of differences between assigned values in the purchase price and the tax bases of assets acquired and liabilities assumed.

@Road stock options assumed

In accordance with the merger agreement, Trimble assumed all @Road unvested stock options that had exercise prices of $7.50 or less.  Trimble issued approximately 795,000 Trimble stock options based on an exchange ratio of 0.268 shares of Trimble common stock for each unvested stock option with exercise prices of $7.50 or less as of February 16, 2007.  The fair value of these assumed options was determined to be $10.1 million which will be expensed over the remaining vesting terms of the assumed options which is approximately three to four years.  The assumed options were valued using the binomial model similar to previously granted Trimble stock options as discussed in Trimble’s fiscal 2006 Form 10-K.

Pro Forma Results

The following table presents pro forma results of operations of Trimble and @Road, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on December 30, 2006 or of future results.  Included in the pro-forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 16, 2007 and adjustments for interest expense related to debt and stock options assumed as part of the merger consideration.

We excluded the effect of non-recurring items for all periods presented as the impact is short-term in nature. The unaudited pro forma information is as follows:

	Three Months Ended

	March 30, 2007 (a)	March 31, 2006 (b)
Pro-forma revenue	$295,206	$244,489
Pro-forma net income	19,088	20,159
Basic net income per share	$0.17	$0.18
Diluted net income per share	$0.16	$0.16

(a)
The results of operations include Trimble’s results for the three months ended March 30, 2007, including @Road beginning from February 17, 2007, and @Road historical results from the beginning of its first quarter of fiscal 2007 to February 16, 2007, including fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 16, 2007.  Pro-forma revenue includes a $4.8 million decrease due to deferred revenue write-downs and customer contracts where the product was delivered prior to the acquisition date.   Pro-forma net income includes revenue write-downs, related deferred cost of sales write-downs of $0.7 million, amortization of intangible assets related to the acquisition of $5.6 million, interest expense for debt used to purchase @Road of $2.8 million, and stock-based compensation for @Road options assumed of $1.3 million

(b)
The results of operations include Trimble’s results for the three months ended March 31, 2006, including @Road’s historical results for the three months ended March 31, 2006, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 16, 2007.  Pro-forma revenue includes a $6.1 million  decrease due to deferred revenue write-downs and customer contracts which the product was delivered prior to the acquisition date.  Pro-forma net income includes revenue write-downs, related deferred cost of sales write-down of  $1.2 million, amortization of intangible assets related to the acquisition of $5.6 million, interest expense for debt used to purchase @Road of $2.8 million, and stock-based compensation for @Road options assumed of $1.3 million

NOTE 4. STOCK-BASED COMPENSATION

We account for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principals Board (“APB”) Opinion No. 25, and allowed under the original provisions of SFAS 123. SFAS 123(R) requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s Consolidated Statements of Income.

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Consolidated Statements of Income in accordance with SFAS 123(R) for the three months ended March 30, 2007 and March 31, 2006.

Three Months Ended		March 30, 2007	March 31, 2006
(in thousands)

Cost of sales		$342	$287

Research & development		729	639
Sales & marketing		767	741
General & administrative		1,514	1,563
Stock-based compensation expense included in operating expenses		3,010	2,943

Total stock-based compensation		3,353	3,230
Tax benefit	(1)	(347)	(294)
Total stock-based compensation, net of tax		$3,006	$2,936

(1) Tax benefit related to US non-qualified options only as allowed by the applicable tax requirements using the statutory tax rate for the respective quarters.

Options

Stock option expense recognized during the period is based on the value of the portion of the stock option that is expected to vest during the period. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted for quarter ended March 30, 2007 and March 31, 2006, the following assumptions were used:

	March 30, 2007	March 31, 2006
Expected dividend yield	-	--
Expected stock price volatility	41.0%	42.0%
Risk free interest rate	4.8%	4.5%
Expected life of options after vesting	3.9	4.6

Expected Dividend Yield– The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Expected Stock Price Volatility– The Company’s computation of expected volatility is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility, commensurate with the expected life of the stock options.

Expected Risk Free Interest Rate– The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the stock option.

Expected Life Of Option– The Company’s expected life represents the period that the Company’s stock options are expected to be outstanding and was determined based on historical experience of similar stock options with consideration to the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, rights to purchase shares are generally granted during the first and third quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of the rights granted for quarters ended March 30, 2007 and March 31, 2006, was calculated using the following assumptions:

Fiscal years ended	March 30, 2007	March 31, 2006
Expected dividend yield	-	--
Expected stock price volatility	34.8%	34.9%
Risk free interest rate	5.2%	4.4%
Expected term	0.6 year	0.5 year

Expected Dividend Yield– The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Expected Stock Price Volatility– The Company’s computation of expected volatility is based on implied volatilities from traded options on the Company’s stock, commensurate with the expected term.

Expected Risk Free Interest Rate– The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the purchase period.

Expected Life Of Purchase– The Company’s expected life of the purchase is based on the term of the offering period of the purchase plan.

NOTE 5. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (“CTCT”), a joint venture formed by Trimble and Caterpillar began operations.  CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by Trimble and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, Trimble’s share of profits and losses are included in Income from joint ventures in the non-operating income (expense), net section of the Condensed Consolidated Statements of Income.  During the three month ended March 30, 2007 and March 31, 2006, Trimble recorded $2.2 million and $1.6 million, respectively, as its proportionate share of CTCT net income.  The carrying amount of the investment in CTCT was $6.3 million at March 30, 2007 and $4.1 million at December 29, 2006, and is included in Other assets on the Condensed Consolidated Balance Sheets.

Trimble acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at direct cost plus a mark up for Trimble’s overhead costs to CTCT. Then, CTCT resells products at cost plus a mark up in consideration for CTCT’s research and development efforts to both Caterpillar and back to Trimble for sales through their respective distribution channels. Generally, Trimble sells products through its after market dealer channel, and Caterpillar sells products for factory and dealer installation. CTCT does not hold inventory in that the resale of products to Caterpillar and Trimble occur simultaneously when the products are purchased from Trimble.  During the three month ended March 30, 2007 and March 31, 2006, Trimble recorded $2.3 million and $2.0 million of revenue and $2.1 million and $1.8 million of cost of sales for the manufacturing of products sold by Trimble to CTCT and then sold through the Caterpillar distribution channel. In addition, during the three month periods ended March 30, 2007 and March 31, 2006, Trimble recorded $6.7 million and $5.5 million in net cost of sales for the manufacturing of products sold by Trimble to CTCT and then repurchased by Trimble upon sale through Trimble’s distribution channel.

In addition, Trimble received reimbursement of employee-related costs from CTCT for Trimble employees dedicated to CTCT or performing work for CTCT totaling $3.2 million and $3.4 million for the three month periods ended March 30, 2007 and March 31, 2006, respectively. The reimbursements were offset against operating expenses.

At March 30, 2007 and December 29, 2006, Trimble had amounts due to and from CTCT.  Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties.  The amounts due to and from CTCT are presented on a net basis on the Consolidated Balance Sheets.  At March 30, 2007 and December 29, 2006, the net receivable due to Trimble from CTCT was $0.4 million and $0.3 million, respectively, and is included within Accounts receivables, net on the Condensed Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting. Under the equity method, Trimble’s share of profits and losses are included in Income from joint ventures in the non-operating income (expense), net section of the Condensed Consolidated Statements of Income.  During the three month periods ended March 30, 2007 and March 31, 2006, Trimble recorded a profit of $0.3 million and a loss of $15,000, respectively, as its proportionate share of Nikon-Trimble net income (loss).  In the second quarter of fiscal 2006, Trimble began recording its proportionate share of profit or loss in the joint venture one month in arrears.  The impact of this change was not material.  The carrying amount of the investment in Nikon-Trimble was $14.3 million at March 30, 2007 and $14.0 million at December 29, 2006, and is included in Other assets on the Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and Trimble products. Trimble is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by Trimble to Nikon-Trimble, revenue is recognized by Trimble on a sell-through basis from Nikon-Trimble to the end customer. Profits from these inter-company sales are eliminated.

The terms and conditions of the sales of products from Trimble to Nikon-Trimble are comparable with those of the standard distribution agreements which Trimble maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by Trimble from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with Trimble.  During the three month ended March 30, 2007 and March 31, 2006, Trimble recorded $2.9 million and $2.8 million of revenue and $1.5 million and $1.2 million of cost of sales for the manufacturing of products sold by Trimble to Nikon-Trimble.

At March 30, 2007 and December 29, 2006, Trimble had amounts due to and from Nikon-Trimble.  Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties.  The amounts due to and from Nikon-Trimble are presented on a net basis on the Consolidated Balance Sheets.  At March 30, 2007 and December 29, 2006, the net payable by Trimble to Nikon-Trimble was $3.1 million and $0.5 million, respectively, and is included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following:

As of	March 30, 2007	December 29, 2006
(in thousands)

Intangible assets:
Intangible assets with definite life:
Existing technology	$161,672	$92,430
Trade names, trademarks, patents, and other intellectual properties	121,187	37,690
Total intangible assets with definite life	282,859	130,120
Less accumulated amortization	(70,801)	(62,948)
Total net intangible assets	$212,058	$67,172

Total intangible assets before accumulated amortization increased by $152.7 million primarily due to $152.5 million in intangible assets purchased in connection with acquisitions in the first quarter of fiscal 2007 and $0.3 million in foreign exchange rate translation impact on non-US currency denominated intangible assets.  Accumulated amortization increased by $7.9 million due to the amortization of these intangible assets.

The estimated future amortization expense of intangible assets as of March 30, 2007, is as follows (in thousands):

Amortization Expense
2007 (Remaining)	$30,354
2008	39,053
2009	36,006
2010	33,808
2011	28,570
Thereafter	44,268
Total	$212,058

Goodwill

Goodwill, by reporting segment, consisted of the following:

As of	March 30, 2007	December 29, 2006
(in thousands)

Engineering and Construction	$306,592	$296,597
Field Solutions	1,556	1,517
Mobile Solutions	332,755	63,430
Advanced Devices	12,932	12,966

Total Goodwill	$653,835	$374,510

NOTE 7. CERTAIN BALANCE SHEET COMPONENTS

Inventories net consisted of the following:

As of	March 30, 2007	December 29, 2006
(in thousands)
Raw materials	$64,219	$66,853
Work-in-process	13,678	6,181
Finished goods	49,723	39,518
	$127,620	$112,552

Property and equipment consisted of the following:

As of	March 30, 2007	December 29, 2006
(in thousands)

Machinery and equipment	$87,704	$79,238
Furniture and fixtures	12,577	12,399
Leasehold improvements	14,133	13,124
Buildings	5,689	5,689
Land	1,231	1,231
	121,334	111,681
Less accumulated depreciation	(67,599)	(63,683)
	$53,735	$47,998

Accrued liabilities consisted of the following:

As of	March 30, 2007	December 29, 2006
(in thousands)

Restructuring reserve	$2,447	$744
Acquisition costs	14,629	10,384
Other accrued liabilities	20,249	13,845
	$37,325	$24,973

Other accrued liabilities primarily include earnout and holdback accruals resulting from acquisitions, accrued accounting fees, and accrued property taxes.

Other non-current liabilities consisted of the following:

As of	March 30, 2007	December 29, 2006
(in thousands)

Deferred compensation	$7,521	$5,887
Pension	6,610	6,616
Deferred rent	5,776	5,327
Deferred revenue	4,987	--
FIN 48 liability	22,208	--
Other non-current liabilities	11,592	9,689
	$58,694	$27,519

Other non-current liabilities include deferred rent primarily as a result of the Sunnyvale, California lease, executed in fiscal 2005, the Westminster, Colorado lease, executed in fiscal 2006, and the Fremont, California lease, resulting from the acquisition of @Road.

FIN 48 liability includes unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods and interest and/or penalties related to income tax matters.  As of December 29. 2006 these balances are included in Income taxes payable on the Condensed Consolidated Balance Sheets.  Pursuant to the requirements of FIN 48, as of March 30, 2007, these liabilities are classified in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 8. THE COMPANY AND SEGMENT INFORMATION

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

The following table presents revenues, operating income, and identifiable assets for the four segments. Operating income is net revenue less operating expenses, excluding general corporate expenses, amortization of purchase intangibles, in-process research and development expenses, restructuring charges, non-operating income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker views by segment are accounts receivable and inventory.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(In thousands)

Three Months Ended March 30, 2007
External net revenues	$175,604	$50,962	$29,857	$29,309	$285,732
Operating income before corporate allocations	42,164	16,628	1,017	3,343	63,152

Three Months Ended March 31, 2006
External net revenues	$146,733	$43,042	$12,607	$23,472	$225,854
Operating income before corporate allocations	26,377	13,908	223	2,323	42,831

As of March 30, 2007
Accounts receivable (1)	$139,057	$38,519	$30,175	$17,599	$225,350
Inventories	82,301	12,259	16,873	16,187	127,620

As of December 29, 2006
Accounts receivable (1)	$127,567	$21,016	$15,630	$16,474	$180,687
Inventories	82,827	10,946	1,666	17,113	112,552

(1)	As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

The following are reconciliations corresponding to totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended
	March 30, 2007	March 31, 2006
(In thousands)

Operating income:
Total for reportable divisions	$63,152	$42,831
Unallocated corporate expenses	(23,884)	(9,766)
Operating income	$39,268	$33,065

As of	March 30, 2007	December 29, 2006
(in thousands)
Assets:
Accounts receivable total for reporting segments	$225,350	$180,687
Unallocated (1)	(9,251)	(8,679)
Total	$216,099	$172,008

(1)  Includes trade-related accruals, allowances, and cash received in advance that are not allocated by segment.

The distribution of Trimble’s gross consolidated revenue by segment is summarized in the table below. Gross consolidated revenue includes external and internal sales. Total external consolidated revenue is reported net of eliminations of internal sales between segments.

	Three Months Ended
	March 30, 2007	March 31, 2006
(In thousands)

Engineering and Construction	$176,864	$147,457
Field Solutions	50,962	43,042
Mobile Solutions	29,857	12,607
Advanced Devices	29,318	23,471
Total Gross Consolidated Revenue	$287,001	$226,578
Eliminations	(1,269)	(724)
Total External Consolidated Revenue	$285,732	$225,854

NOTE 9. LONG-TERM DEBT

Long-term debt consisted of the following:

As of	March 30, 2007	December 29, 2006
(In thousands)

Credit Facilities:
Term loan	$100,000	$-
Revolving credit facility	70,000	-
Promissory notes and other	481	481
	170,481	481

Less current portion of long-term debt	9,994	-
Non-current portion	$160,487	$481

The following summarizes the future cash payment obligations (excluding interest) as of March 30, 2007:

	Total	2007 Remaining	2008	2009	2010	2011	2012 and Beyond
(in thousands)

Term loan	$100,000	$7,500	$13,750	$15,000	$18,750	$20,000	$25,000
Revolving credit facility	70,000	-	-	-	-	-	70,000
Promissory note and other	481	-	115	366	-	-	-
Total debt obligations	$170,481	$7,500	$13,865	$15,366	$18,750	$20,000	$95,000

Credit Facilities

On February 16, 2007, the Company amended and restated its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the “2007 Credit Facility”). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  During the three months ended March 30, 2007, the Company drew down $150 million on the revolving credit line.

In addition, during the three months ended March 30, 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which will mature concurrently with the revolving credit line.  The term loan will be repaid in quarterly installments, with principal being amortized at the following annual rates: year 1 at 10%, year 2 at 15%, year 3 at 15%, year 4 at 20%, year 5 at 20%, and the last quarterly payment to be made at maturity, together with a final payment of 20%.  Under the previous 2005 facility, the Company was required to maintain a maximum leverage ratio of 2:75:1.  The 2007 Credit Facility increased the maximum leverage ratio to 3.00:1.   The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions and general corporate purposes.

At March 30, 2007, the Company had $70 million drawn on the revolving credit line and $100 million in term loan outstanding and was in compliance with all financial debt covenants.

The Company may borrow funds under the 2007 Credit Facility in U.S. Dollars or in certain other currencies, and borrowings will bear interest, at the Company's option, at either: (i) a base rate, based on the administrative agent's prime rate, plus a margin of between 0% and 0.125%, depending on the Company's leverage ratio as of its most recently ended fiscal quarter, or (ii) a reserve-adjusted rate based on the London Interbank Offered Rate (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”), Stockholm Interbank Offered Rate (“STIBOR”), or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.625% and 1.125%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. The Company's obligations under the 2007 Credit Facility are guaranteed by certain of the Company's domestic subsidiaries.

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.

Notes Payable

As of March 30, 2007 and December 29, 2006, the Company had other notes payable totaling approximately $0.5 million consisting of government loans to foreign subsidiaries and loans assumed from acquisitions.  These notes payable are classified as Non-current portion of long-term debt in the accompanying Condensed Consolidated Balance sheets and are payable within two to three years from December 29, 2006.

NOTE 10. PRODUCT WARRANTIES

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on the Company's behalf.  Trimble’s expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to three years, and in some instances up to 5.5 years.

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

Changes in the Company’s product warranty liability during the three months ended March 30, 2007 and March 31, 2006 are as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
(In thousands)

Beginning balance	$8,607	$7,466
Warranty accrued	4,456	1,492
Warranty claims	(3,447)	(1,513)
Ending Balance	$9,616	$7,445

The product warranty liability is classified as accrued warranty in the accompanying condensed consolidated balance sheets.

NOTE 11. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive Common Stock.

	Three Months Ended
	March 30, 2007	March 31, 2006
(In thousands, except per share amounts)

Numerator:
Income available to common shareholders:
Used in basic and diluted earnings per share	$28,683	$25,828

Denominator:
Weighted average number of common shares used in basic earnings per share	115,449	108,484
Effect of dilutive securities (using treasury stock method):
Common stock options	4,805	5,304
Common stock warrants	642	1,930
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	120,896	115,718

Basic earnings per share	$0.25	$0.24
Diluted earnings per share	$0.24	$0.23

NOTE 12. RESTRUCTURING CHARGES

During the three months ended March 30, 2007, the Company accrued $3.6 million of severance and benefits related to the acquisition of @Road. These restructuring costs were recorded in accordance with EITF 95-3.  During the three months ended March 30, 2007, the Company paid $1.9 million against this restructuring accrual.

In addition, during the three months ended March 30, 2007, the Company reversed $0.1 million against the restructuring accrual, which related to office closure costs due to integration efforts of the Mensi acquisition.

The remaining restructuring accrual of $2.4 million as of March 30, 2007 is included in Accrued liabilities in our Condensed Consolidated Balance Sheet and is expected to be paid by the end of fiscal 2007.

The Company also recorded additional restructuring costs of $2.8 million for charges associated with the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.4 million was recorded as Stockholder’s Equity.  The $2.8 million was recorded in Trimble’s Statement of Operations for the months ended March 30, 2007 under “Restructuring.”

NOTE 13: INCOME TAXES

Trimble adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 30, 2006.   As a result of the implementation the Company recognized no change to liability for uncertain tax positions (compared to amounts under FAS 5, represented in the financial statements for the 2006 year).  A total (net of the federal benefit on state issues) of $19.1 million and $19.7 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods, at December 30, 2006 and March 30, 2007, respectively.   The unrecognized tax benefits are recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Trimble and its subsidiaries are subject to U.S. federal, state, and foreign income tax.  The Company has substantially concluded all U.S. federal and state income tax matters for years through 1992.  Foreign income tax matters have been concluded for years through 2000.

Trimble’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability includes interest and penalties at December 30, 2006 and March 30, 2007, of $2.2 and $2.4 million, respectively, recorded in Other non- current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 14. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax in the Condensed Consolidated Statement of Income are as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
(In thousands)

Net income	$28,683	$25,828
Foreign currency translation adjustments, net of tax	(111)	1,295
Net unrealized actuarial losses	(8)	-
Net unrealized gain (loss) on investments	44	(10)
Comprehensive income	$28,608	$27,113

The components of accumulated other comprehensive income, net of related tax in the Condensed Consolidated Balance Sheets are as follows:

As of	March 30, 2007	December 30, 2006
(In thousands)

Accumulated foreign currency translation adjustments	41,103	$41,214
Net unrealized actuarial losses	(144)	(136)
Accumulated net unrealized gain on investments	77	33
Total accumulated other comprehensive income	41,036	$41,111

NOTE 15. LITIGATION

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

EXECUTIVE LEVEL OVERVIEW

Trimble’s focus is on combining positioning technology with wireless communication and software capabilities to create system-level solutions that enhance productivity and accuracy for our customers.  The majority of our markets are end-user markets, including engineering and construction firms, governmental organizations, public safety workers, farmers and companies who must manage fleets of mobile workers and assets.  In our Advanced Devices segment, we also provide components to original equipment manufacturers to incorporate into their products.  In the end user markets, we provide a system that includes a hardware platform that may contain software and customer support. Some examples of our solutions include products that automate and simplify the process of surveying land, products that automate the utilization of equipment such as tractors and bulldozers, products that enable a company to manage its mobile workforce and assets, and products that allow municipalities to manage their fixed assets.

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

During the three months ended March 30, 2007, we continued to execute our strategy with a series of actions that can be summarized in four categories.

Reinforcing our position in existing markets

* Generally, we believe that our markets provide us with additional, substantial potential for substituting our technology for traditional methods. In the first quarter of fiscal 2007 we continued to develop new products and to strengthen our distribution channels to realize these opportunities. A number of new products such as AgGPS® EZ-Guide® 500, Juno™ST , Spectra Precision® GL412 and 422, and Trimble VX™Spatial Station strengthened our competitive position and created new value for the user.

Extend our position in existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenues by bringing new products to existing users. For example in April we introduced a suite of interactive training modules for the engineering and construction industry.  In order to create new categories we acquired INPHO.

Bring existing technology to new markets

* We continue to reinforce our position in existing markets and positioned ourselves in newer markets that will serve as important sources of future growth. Our efforts in China, India, Russia, Korea and Eastern Europe all reflected improving financial results, with the promise of more in the future.  For example, in the first quarter of fiscal 2007 we announced that Poland has selected Trimble for its nationwide GNSS infrastructure network.

Entered completely new markets

In the first quarter of fiscal 2007, we acquired @Road, which is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries, and INPHO, which is a leader in photogrammetry and digital surface modeling for aerial surveying, mapping and remote sensing applications.  In addition, we increased our reach with existing products in new markets, particularly emerging markets such as China and India.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes to the Condensed Consolidated Financial Statements. We consider the accounting polices described below to be our critical accounting polices. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

Our revenues are recorded in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” Statement of Position (SOP) No. 98-9, “Modification of SOP 97-2,” and Emerging Issues Task Force (EITF) Issue 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware."   We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

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

We apply Emerging Issues Task Force (EITF) Issue 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware" for hosted arrangements which the customer does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Subscription revenues related to our hosted arrangements are recognized ratably over the contract period. Upfront fees for our hosted solution primarily consist of amounts for the in-vehicle enabling hardware device and peripherals, if any. For upfront fees relating to propriety hardware where the firmware is more than incidental to the functionality of the hardware in accordance with Position (SOP) No. 97-2, “Software Revenue Recognition,” we defer upfront fees at installation and recognizes them ratably over the minimum service contract period, generally one to five years. Product costs are also deferred and amortized over such period.

Allowance for Doubtful Accounts and Sales Returns

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

A reserve for sales returns is established based on historical trends in product return rates experienced in the ordinary course of business and is recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation

Our inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired balances. Factors influencing these adjustments include decline in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required.

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

Our valuation allowance is attributable to, primarily, acquisition net operating loss carryforwards.  Valuation allowance amounts are offsets to related deferred tax assets. Management believes that it is more likely than not that we will not realize these deferred tax assets and, accordingly, a valuation allowance has been established for such amounts. When the tax benefits are utilized and the valuation allowance is released, the benefit of the release of the valuation allowance will be accounted for as a credit to goodwill rather than as a reduction of the income tax provision.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

The process of evaluating the potential impairment of goodwill, intangible assets and other long-lived assets is subjective and requires significant assumptions.

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We perform our annual goodwill impairment testing in the fourth fiscal quarter of each year, using information as of the end of its third fiscal quarter. Goodwill is reviewed for impairment utilizing a two-step process.  First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit.   The fair values of the reporting units are estimated using a discounted cash flow approach.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

Depreciation and amortization of our intangible assets and other long-lived assets is provided using straight-line methods over their estimated useful lives. Changes in circumstances such as technological advances, changes to our business model, or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In those cases where we determine that the useful life of an asset should be revised, we will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

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

Stock Compensation

The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term.

Beginning in fiscal 2006, our expected stock price volatility for stock purchase rights is based on implied volatilities of traded options on our stock and our expected stock price volatility for stock options is based on a combination of our historical stock price volatility for the period commensurate with the expected life of the stock option and the implied volatility of traded options. The use of implied volatilities was based upon the availability of actively traded options on our stock with terms similar to our awards and also upon our assessment that implied volatility is more representative of future stock price trends than historical volatility. However, because the expected life of our stock options is greater than the terms of our traded options, we used a combination of our historical stock price volatility commensurate with the expected life of our stock options and implied volatility of traded options.

We estimated the expected life of the awards based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the options and purchase rights. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.

We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero.

Because stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.  In addition, valuation models, including the Black-Scholes and binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly higher than the fair values originally estimated on the grant date and reported in our financial statements.

As of March 30, 2007, the total unamortized stock option expense is $28.5 million with a weighted-average recognition period of 1.6 years.

RECENT BUSINESS DEVELOPMENTS

@Road, Inc.

On February 16, 2007, we acquired publicly-held @Road, Inc. of Fremont, California.  @Road, Inc. is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries. @Road’s performance is reported under our Mobile Solutions business segment.

INPHO GmbH

On February 13, 2007, we acquired privately-held INPHO GmbH of Stuttgart, Germany.  INPHO provides photogrammetry and digital surface modeling for aerial surveying, mapping and remote sensing applications.  INPHO’s performance is reported under our Engineering and Construction business segment.

Spacient Technologies, Inc.

On November 21, 2006, we acquired privately-held Spacient Technologies, Inc. of Long Beach, California.  Spacient is a provider of enterprise field service management and mobile mapping solutions for municipalities and utilities.  Spacient’s performance is reported under our Field Solutions business segment.

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

	Three Months Ended
	March 30 2007	March 31, 2006
(in thousands)
Total consolidated revenue	$285,732	$225,854
Gross margin	143,130	107,463
Gross margin %	50.1%	47.6%
Total consolidated operating income	$39,268	$33,065
Operating income %	13.7%	14.6%

Revenue

In the three months ended March 30, 2007, total revenue increased by $59.9 million or 27%, as compared to the same corresponding period in fiscal 2006. The increase resulted from a strong revenue growth across all segments. Engineering and Construction revenue increased $28.9 million, Mobile Solutions increased $17.2 million, Field Solutions increased $7.9 million, and Advanced Devices increased $5.8 million, compared to the same corresponding period in fiscal 2006. Revenue growth within these segments was driven by new product introductions, increased penetration of existing markets, and acquisitions made in the Engineering and Construction and Mobile Solution segments.  Acquisitions made during the last twelve months contributed $19.3 million to revenue with the @Road acquisition contributing $11.3 million.

During the first fiscal quarter of fiscal 2007, sales to customers in the United States represented 52%, Europe represented 26%, Asia Pacific represented 11% and other regions represented 11% of our total revenues. During the same corresponding period in fiscal 2006, sales to customers in the United States represented 56%, Europe represented 25%, Asia Pacific represented 10% and other regions represented 9% of our total revenues.

Gross Margins

Our gross margin varies due to a number of factors including product mix, pricing, distribution channel used, the effects of production volumes, and foreign currency translations.  In the three months ended March 30, 2007, gross margins increased by $35.7 million Gross margin as a percentage of total revenues was 50.1% for the three months ended March 30, 2007, compared to 47.6% for the three months ended March 31, 2006.  The 2.5 point increase in the gross margin was driven by an increase in higher margin products and subscription revenues, foreign exchange rate gains, and improved manufacturing utilization of 3.5 points, offset by a decrease of 1.1 points due to the amortization of purchased intangibles.

Operating Income

Operating income increased by $6.2 million for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to higher revenues and associated gross margins, offset by amortization of intangibles, restructuring expenses, and an increase in operating expenses.  Operating income as percentage of total revenues was 13.7% for the three months ended March 30, 2007, compared to 14..6% for the three months ended March 31, 2006. The 0.9 point decrease in operating income margin was due primarily to higher amortization of intangibles and restructuring expenses of 6.6 points, partially offset by higher revenues, and gross margin and operating expense improvements of 5.7 points.

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

The following table is a breakdown of revenue and operating income by segment (in thousands, except percentages):

	Three Months Ended
	March 30, 2007	March 31, 2006

Engineering and Construction
Revenue	$175,604	$146,733
Segment revenue as a percent of total revenue	62%	65%
Operating income	$42,164	$26,377
Operating income as a percent of segment revenue	24%	18%
Field Solutions
Revenue	$50,962	$43,042
Segment revenue as a percent of total revenue	18%	19%
Operating income	$16,628	$13,908
Operating income as a percent of segment revenue	33%	32%
Mobile Solutions
Revenue	$29,857	$12,607
Revenue as a percent of total revenue	10%	6%
Operating income (loss)	$1,017	$223
Operating income (loss) as a percent of segment revenue	3%	2%
Advanced Devices
Revenue	$29,309	$23,471
Segment revenue as a percent of total revenue	10%	10%
Operating income	$3,343	$2,323
Operating income as a percent of segment revenue	11%	10%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
(In thousands)

Consolidated segment operating income	$63,152	$42,831
Unallocated corporate expense	(11,188)	(7,425)
Amortization of purchased intangible assets	(7,892)	(2,341)
In-process research and development expense	(2,112)	-
Restructuring charges	(2,692)	-
Non-operating income, net	2,857	2,807
Consolidated income before income taxes	$42,125	$35,872

Engineering and Construction

Engineering and Construction revenues increased by $28.9 million or 20% for the three months ended March 30, 2007 compared to the same corresponding period in fiscal 2006. Segment operating income increased by $15.8 million or 60% for the three months ended March 30, 2007 as compared to the same corresponding period in fiscal 2006.

The revenue growth for the three months ended March 30, 2007 was driven by a steady market, strong sales of construction products, acquisitions made during the last twelve months, and foreign exchange gains. For the three months ended March 30, 2007, segment operating income increased as a result of the higher revenues, particularly machine control products, and stronger gross margins.

Field Solutions

Field Solutions revenues increased by $7.9 million or 18% for the three months ended March 30, 2007 compared to the same corresponding periods in fiscal 2006. Segment operating income increased by $2.7 million or 20% for the three months ended March 30, 2007 as compared to the same corresponding period in fiscal 2006.

Revenues increased for the three months ended March 30, 2007 compared to the corresponding period of fiscal 2006 due primarily to growth in our agricultural business.  In agriculture, growth was driven by the introduction of the EZ Guide 500, a tractor guidance product and a stronger agricultural market.  Operating income increased primarily due to strong revenues and associated gross margins.

Mobile Solutions

Mobile Solutions revenues increased by $17.2 million or 137% for the three months ended March 30, 2007 compared to the same corresponding period in fiscal 2006. Segment operating income increased by $0.8 million or 356% for the three months ended March 30, 2007 as compared to the same corresponding period in fiscal 2006.

Revenues for the three months ended March 30, 2007 compared to the corresponding period of fiscal 2006 grew due to increased subscriber growth, an increase in recurring revenues, and the benefit of the @Road acquisition which was not in the corresponding period of fiscal 2006.  Operating income increased for the three months ended March 30, 2007 compared to the corresponding period of fiscal 2006 primarily due to higher subscription revenues and gross margins, partially offset by the inclusion of @Road operating expenses that were not present in the corresponding period of fiscal 2006.

Advanced Devices

Advanced Devices revenues increased by $5.8 million or 25% for the three months ended March 30, 2007 compared to the same corresponding period in fiscal 2006. Segment operating income increased by $1.0 million or 44% for the three months ended March 30, 2007 as compared to the corresponding period in fiscal 2006.

For the three months ended March 30, 2007 compared to the corresponding period in fiscal 2006, the increase in revenue was primarily due to an increase in a new product introduction in our integrated product line, an increase in our embedded product revenue as well as licensing revenues associated with a Nokia intellectual property agreement signed in the third quarter of 2006.  Operating income for the three months ended March 30, 2007 increased compared to the same period in fiscal 2006, primarily due to the Nokia licensing revenue.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended

	March 30, 2007	March 31, 2006
Research and development	$31,163	$24,446
Percentage of revenue	10.9%	10.8%
Sales and marketing	$42,147	$32,706
Percentage of revenue	14.8%	14.5%
General and administrative	$21,642	$15,761
Percentage of revenue	7.6%	7.0%
Total	$94,952	$72,913
Percentage of revenue	33.2%	32.3%

Overall, research and development, sales and marketing and general and administrative expenses increased by approximately $22.0 million for the three months ended March 30, 2007 compared to the same corresponding period in fiscal 2006.

Research and development expenses increased by $6.7 million in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006, primarily due to the inclusion of expenses of $4.4 million in expenses from acquisitions not applicable in the prior fiscal quarter and a $2.4 million increase in compensation related expenses,.

All of our research and development costs have been expensed as incurred.  Cost of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expenses increased by $9.4 million in the first quarter of fiscal 2007 compared with the corresponding period of fiscal 2006, primarily due to the inclusion of expenses from acquisitions not applicable in the prior period of $6.1 million, a $2.8 million increase in compensation-related expenses, and a $0.6 million increase due to foreign currency exchange rates.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

General and administrative expenses increased by $5.9 million in the first quarter of fiscal 2007 compared with the corresponding period in fiscal 2006, primarily due to the inclusion of expenses from acquisitions not applicable in the prior year of $3.2 million, a $1.1 million increase in compensation-related expenses, a $1.6 million increase in legal and tax fees associated with litigation and tax consulting, and a $0.3 million increase due to foreign currency exchange rates.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $7.9 million, an increase of $5.6 million compared with the first quarter of fiscal 2006. Of the $7.9 million, $3.8 million was recorded in cost of sales. The increase was due to the acquisition of certain technology and patent intangibles as a result of acquisitions not applicable in the comparable period of fiscal 2006.

In-Process Research and Development

We recorded in-process research and development (IPR&D) expense of $2.1 million related to the @Road acquisition during the three month period ended March 30, 2007. We did not record any IPR&D expense during the same corresponding periods in fiscal 2006. At the date of the acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. The value of the IPR&D was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Accordingly, the value assigned to the IPR&D amount was charged to expense on the respective acquisition date.

Restructuring Charges

During the three months ended March 30, 2007, we accrued $3.6 million of severance and benefits related to the acquisition of @Road. These restructuring costs were recorded in accordance with EITF 95-3.  During the three months ended March 30, 2007, we paid $1.9 million against this restructuring accrual.

In addition, during the three months ended March 30, 2007, we reversed $0.1 million against the restructuring accrual, which related to office closure costs due to integration efforts of the Mensi acquisition.

The remaining restructuring accrual of $2.4 million as of March 30, 2007 is included in Accrued liabilities in our Condensed Consolidated Balance Sheet and is expected to be paid by the end of fiscal 2007.

We also recorded additional restructuring costs of $2.8 million for charges associated with the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.4 million was recorded as Stockholder’s Equity.  The $2.8 million was recorded in Trimble’s Statement of Operations for the months ended March 30, 2007 under “Restructuring.”

Non-operating Income, Net

The components of non-operating income (expense), net, are as follows (in thousands):

	Three Months Ended
(In thousands)	March 30, 2007	March 31, 2006

Interest income	$1,243	$512
Interest expense	(1,400)	(78)
Foreign currency transaction gain, net	357	593
Income from joint ventures	2,422	1,616
Other income, net	235	164
Total non-operating income, net	$2,857	$2,807

Non-operating income, net, of $2.9 million remained relatively flat compared with the corresponding period in fiscal 2006; interest income increased by $0.7 million primarily due to higher average cash balances during the first three months of fiscal 2007 and interest expense increased by $1.3 million due to an increase in debt associated with the @Road acquisition.   Income from equity investments increased by $0.8 million primarily due to increased profits from our CTCT joint venture.

Income Tax Provision

Our income tax provision reflects a tax rate of 32.0% and 28.0% for the three months ended March 30, 2007 and March 31, 2006, respectively.  The 2007 first fiscal quarter rate is higher than the 2006 first quarter rate primarily due to a reduction in benefits from operations in foreign jurisdictions, which are subject to a lower effective tax rate  than the US, and the expiration of the Extraterritorial Income Exclusion (ETI) deduction.

We anticipate an annual estimated effective tax rate of 38.0% for fiscal year 2007. The tax rate could be affected by several factors including stock option activity, geographic mix of our pre-tax income, legislative changes, changes to our existing valuation allowance(s) or contingent tax liabilities, and/or discrete quarterly events.  The first quarter rate (32.0%, as noted above) is lower than the 2007 estimated rate, resulting primarily from a discrete event release of the valuation allowance related to California Research and Development Credit carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

As of	March 30, 2007	December 29 2006
(dollars in thousands)

Cash and cash equivalents	$63,571	$129,621
Total debt	$170,481	$481

Three Months Ended	March 30, 2007	March 31, 2006
(dollars in thousands)

Cash provided by operating activities	$31,747	$16,877
Cash used in investing activities	$(275,911)	$(7,244)
Cash provided by financing activities	$182,667	$11,100
Net increase (decrease) in cash and cash equivalents	$(66,050)	$23,795

Cash and Cash Equivalents

Cash and cash equivalents totaled $63.6 million at March 30, 2007, compared to $129.6 million at December 29, 2006.  Debt was $170.5 million compared to $0.5 million at December 29, 2006, primarily due to debt incurred for the @Road acquisition.

For the first three months of fiscal 2007, cash provided by operating activities was $31.7 million, compared to $16.9 million in cash provided by operating activities during the first three months of fiscal 2006. This increase of $14.8 million was primarily driven by an increase in net income before amortization expense, in-process research write-off, and non-cash restructuring related to acquisitions.  Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital.

We used $275.9 million in net cash for investing activities during the first three months of 2007, compared to $7.2 million in the first three months of 2006.  The $268.7 million increase was primarily attributable to cash used for the @Road acquisition.

We generated $182.7 million in net cash from financing activities in the first three months of 2007, compared to $11.1 million during the first three months of 2006, primarily related to debt incurred for the @Road acquisition.

* We believe that our cash and cash equivalents, together with our revolving credit facilities, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

* We anticipate that planned 2007 capital expenditures primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources.  Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Accounts Receivable and Inventory Metrics

As of	March 30, 2007	December 29 2006

Accounts receivable days sales outstanding	54	55
Inventory turns per year	4.2	4.1

Our accounts receivable days for sales outstanding improved to 54 days at March 30, 2007, from 55 days at December 9, 2006.  The decrease is primarily due to increased collection efforts and improvement in monitoring of outstanding receivables. In addition, in the first quarter of 2006, the Company rolled out a dealer floor plan financing program in the U.S. and Canada through a non-recourse financing facility.  Our inventory turns increased to 4.2 turns for the first three months of fiscal 2007.

Debt

At March 30, 2007, our total debt was approximately $170.5 million compared to $0.5 million as of December 29, 2006, attributable to debt incurred for the @Road acquisition.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (“2005 Credit Facility”) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. The 2005 Credit Facility replaced our $175 million secured 2003 Credit Facility.

On February 16, 2007, we amended and restated our existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the “2007 Credit Facility”). Under the 2007 Credit Facility, we exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for swing line loans.  In addition, we incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which will mature concurrently with the revolving credit line.  The term loan will be repaid in quarterly installments, with principal being amortized at the following annual rates: year 1 at 10%, year 2 at 15%, year 3 at 15%, year 4 at 20%, year 5 at 20%, and the last quarterly payment to be made at maturity, together with a final payment of 20%.  Under the previous 2005 facility, we were required to maintain a maximum leverage ratio of 2:75:1.  The 2007 Credit Facility increased the maximum leverage ratio to 3.00:1.   The funds available under the new 2007 Credit Facility may be used by us for acquisitions and general corporate purposes.

As of March 30, 2007, the Company had $70 million drawn on the revolving credit line and a $100 million in term loan outstanding.

Contractual Obligations

The following table summarizes our contractual obligations at March 30, 2007:

	Payments Due In
	Total Payments Due	Fiscal 2007 (1)	Fiscal 2008 and 2009	Fiscal 2010 and 2011	Thereafter
(in thousands)

Total debt excluding interest (2)	$170,481	$7,500	$29,231	$38,750	$95,000
Operating leases	47,727	9,973	20,780	12,504	4,470
Other purchase obligations and commitments	36,333	36,333	-	-	-
Total	$254,541	$53,806	$50,011	$51,254	$99,470

(1) Represents obligations for the last 3 quarters of fiscal 2007.

(2) We may borrow funds under the 2007 Credit Facility in U.S. Dollars or in certain other currencies, and will bear interest, at the Company's option, at either: (i) a base rate, based on the administrative agent's prime rate, plus a margin of between 0% and 0.125%, depending on the Company's leverage ratio as of its most recently ended fiscal quarter, or (ii) a reserve-adjusted rate based on LIBOR, EURIBOR, STIBOR or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.625% and 1.125%, depending on our leverage ratio as of the most recently ended fiscal quarter. Our obligations under the 2007 Credit Facility are guaranteed by certain of the Company's domestic subsidiaries.

Total debt consists of a term loan, a revolving line of credit, and government loans to foreign subsidiaries. (See Note 9 in the Condensed Consolidated Financial Statements for further financial information regarding long-term debt)

Other purchase obligations and commitments represent open non-cancelable purchase orders for material purchases with our vendors. Purchase obligations exclude agreements that are cancelable without penalty.  Our pension obligation which is not included in the table above, is included in “Accrued compensation and benefits” and “Other non-current liabilities” on our Condensed Consolidated Balance Sheets.  .Additionally, as of March 30, 2007, we had acquisition earn-outs of $15.0 million and holdbacks of $8.6 million recorded in “Accrued liabilities” and “Other non-current liabilities.”  The maximum remaining payments, including the $15.0 million and $8.6 million recorded, will not exceed $73.2 million.  The remaining earn-outs and holdbacks are payable through 2009.

Trimble adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 30, 2006.  A total (net of the federal benefit on state issues and interest and/or penalty amounts) of $19.7 million represents the FIN 48 liability at March 30, 2007.  At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with respective tax authorities regarding this liability.

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

Market Interest Rate Risk

There has been no change to our market interest rate risk assessment. Refer to our 2006 Annual Report on Form 10-K.

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

Foreign exchange forward contracts outstanding as of March 30, 2007 are summarized as follows (in thousands):

	March 30, 2007
	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(28,329)	$142
Sold	$23,821	$(271)

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

2006 @Road Internal Control Matter

On February 16, 2007, we completed the acquisition of @Road. For fiscal year 2006, a material weakness, was identified in @Road's internal controls over accounting for revenue recognition. @Road's material weakness had no material impact on Trimble's condensed consolidated financial statements as of and for the quarterly period ended, March 30, 2007, and did not result in any changes which materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting. The historical results reported for @Road in Trimble's Form 8-K/A filed on April 30, 2007 continue to be fairly stated.

PART II.                      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

ITEM 1A.  RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included under “Risk and Uncertainties” in Item 1A of Part I of our 2006 Annual Report on Form 10-K and is incorporated herein by reference.  There have been no material changes to the risk factor disclosure since our 2006 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (5)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (6)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (10)
3.8	Bylaws of the Company, amended and restated through July 20, 2006. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (7)
4.4	Form of Warrant dated April 12, 2002. (4)
10.1	Amended and Restated Credit Agreement dated February 16, 2007. (10)
10.2	Trimble Navigation 1988 Employee Stock Purchase Plan, as amended January 17, 2007. (10)
10.3	@Road, Inc. 2000 Stock Option Plan. (9)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2007. (9)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2007. (9)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2007. (10)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2007. (10)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(5)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(6)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(7)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(9)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

DATE: May 8, 2007

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (5)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (6)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (10)
3.8	Bylaws of the Company, amended and restated through July 20, 2006. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (7)
4.4	Form of Warrant dated April 12, 2002. (4)
10.1	Amended and Restated Credit Agreement dated February 16, 2007. (10)
10.2	Trimble Navigation 1988 Employee Stock Purchase Plan, as amended January 17, 2007. (10)
10.3	@Road, Inc. 2000 Stock Option Plan. (9)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2007. (9)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2007. (9)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2007. (10)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2007. (10)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(5)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(6)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(7)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(9)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(10)	Filed herewith.