Form 10-Q
period 2007-06-29
TRIMBLE NAVIGATION LTD /CA/
filed 2007-08-07
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2007

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

Yes           ☐           No           ☒

As of August 1, 2007, there were 120,164,431 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended June 29, 2007

PART I – FINANCIAL INFORMATION
ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 29,	December 29,
	2007	2006
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$73,760	$129,621
Accounts receivable, net	235,192	177,054
Other receivables	11,939	6,014
Inventories, net	137,664	112,552
Other current assets	55,265	38,931
Total current assets	513,820	464,172
Property and equipment, net of accumulated depreciation of $72,577 and $63,683 at June 29, 2007 and December 29, 2006, respectively	52,271	47,998
Goodwill	657,746	374,510
Other purchased intangible assets, net	202,693	67,172
Other non-current assets	47,844	29,625
Total assets	$1,474,374	$983,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,250	$--
Accounts payable	63,795	49,194
Deferred revenue	41,440	28,060
Deferred income taxes	3,291	4,525
Income taxes payable	30,963	23,814
Other current liabilities	90,577	80,586
Total current liabilities	241,316	186,179
Non-current portion of long-term debt	111,739	481
Non-current deferred revenue	10,105	--
Deferred income tax	45,584	21,633
Other non-current liabilities	54,877	27,519
Total liabilities	463,621	235,812

Commitments and contingencies

Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	--	--
Common stock, no par value; 180,000 shares authorized; 119,989 and 111,718 shares issued and outstanding at June 29, 2007 and December 29, 2006, respectively	628,624	435,371
Retained earnings	334,892	271,183
Accumulated other comprehensive income	47,237	41,111
Total shareholders' equity	1,010,753	747,665
Total liabilities and shareholders' equity	$1,474,374	$983,477

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
(In thousands, except per share data)

Revenue (1)	$327,732	$245,326	$613,464	$471,180
Cost of sales (1)	160,563	123,670	303,165	242,061
Gross margin	167,169	121,656	310,299	229,119

Operating expenses
Research and development	33,867	27,607	65,030	52,053
Sales and marketing	47,546	35,747	89,693	68,453
General and administrative	24,278	16,205	45,920	31,966
Restructuring charges	333	-	3,025	-
Amortization of purchased intangible assets	5,195	2,408	9,301	3,893
In-process research and development	--	1,020	2,112	1,020
Total operating expenses	111,219	82,987	215,081	157,385
Operating income	55,950	38,669	95,218	71,734
Non-operating income, net
Interest income	593	763	1,837	1,275
Interest expense	(2,459)	(165)	(3,860)	(243)
Income from joint ventures	2,080	1,575	4,502	3,191
Other income, net	57	352	649	1,109
Total non-operating income, net	271	2,525	3,128	5,332
Income before taxes	56,221	41,194	98,346	77,066
Income tax provision	21,195	12,691	34,637	22,735
Net income	$35,026	$28,503	$63,709	$54,331

Basic earnings per share	$0.29	$0.26	$0.54	$0.50
Shares used in calculating basic earnings per share	119,621	109,694	117,535	109,088

Diluted earnings per share	$0.28	$0.25	$0.52	$0.47
Shares used in calculating diluted earnings per share	124,584	116,256	122,539	115,522

(1) Sales to related parties were $6.3 million and $5.5 million for the three months ended June 29, 2007 and June 30, 2006, respectively, with associated cost of sales to those related parties of $4.2 million and $3.2 million, respectively. Sales to related parties were $11.4 million and $10.4 million for the six months ended June 29, 2007 and June 30, 2006, respectively, with associated cost of sales to those related parties of $7.7 million and $6.2 million, respectively. In addition, cost of sales associated with related party net inventory purchases was $7.5 million and $5.6 million for the three months ended June 29, 2007 and June 30, 2006, respectively, and $14.2 million and $11.1 million for the six months ended June 29, 2007 and June 30, 2006, respectively. See Note 5 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 29,	June 30,
	2007	2006
(In thousands)

Cash flow from operating activities:
Net income	$63,709	$54,331
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	8,426	6,489
Amortization expense	18,394	6,145
Provision for doubtful accounts	358	95
Amortization of debt issuance cost	105	90
Deferred income taxes	(8,636)	(1,678)
Non-cash restructuring charges	1,725	-
Stock-based compensation	7,145	6,489
In-process research and development	2,112	1,020
Equity gain from joint venture	(4,503)	(3,191)
Excess tax benefit for stock-based compensation	(5,929)	(4,770)
Provision for excess and obsolete inventories	1,941	4,196
Other non-cash items	140	463
Add decrease (increase) in assets:
Accounts receivable	(41,832)	(19,417)
Other receivables	2,968	341
Inventories	(11,760)	(6,933)
Other current and non-current assets	9,414	(2,097)
Add increase (decrease) in liabilities:
Accounts payable	(6,298)	1,386
Accrued liabilities	3,216	(1,076)
Deferred revenue	12,132	9,862
Income taxes payable	33,630	7,624
Net cash provided by operating activities	86,457	59,369

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(277,743)	(38,137)
Acquisitions of property and equipment	(6,270)	(10,943)
Dividends received	581	-
Other	378	-
Net cash used in investing activities	(283,054)	(49,080)

Cash flow from financing activities:
Issuances of common stock	15,761	17,162
Excess tax benefit for stock-based compensation	5,929	4,770
Proceeds from long-term debt and revolving credit lines	250,000	-
Payments on long-term debt and revolving credit lines	(127,517)	-
Other	-	(777)
Net cash provided by financing activities	144,173	21,155

Effect of exchange rate changes on cash and cash equivalents	(3,437)	2,429

Net increase (decrease) in cash and cash equivalents	(55,861)	33,873
Cash and cash equivalents, beginning of period	129,621	73,853
Cash and cash equivalents, end of period	$73,760	$107,726

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Trimble Navigation Limited (the Company), incorporated in California in 1981, provides positioning product solutions to commercial and government users in a large number of markets. These markets include surveying, construction, agriculture, fleet and mobile worker, urban and resource management, military, transportation and telecommunications.

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2006 was December 29. The second fiscal quarters of 2007 and 2006 ended on June 29, 2007 and June 30, 2006, respectively. Fiscal 2007 and 2006 are 52-week years. Unless otherwise stated, all dates refer to its fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of the Company and its subsidiaries. Inter-company accounts and transactions have been eliminated.  The Condensed Consolidated Balance Sheet is derived from the December 29, 2006 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2006. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

The accompanying financial data as of June 29, 2007 and for the three and six months ended June 29, 2007 and June 30, 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of June 29, 2007, results of operations for the three and six months ended June 29, 2007 and June 30, 2006 and cash flows for the six months ended June 29, 2007 and June 30, 2006, as applicable, have been made. The results of operations for the three and six months ended June 29, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.   Individual segment revenue may be affected by seasonal buying patterns.

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

On January 17, 2007, the Company’s Board of Directors approved a 2-for-1 split of all outstanding shares of the Company’s Common Stock, payable February 22, 2007 to stockholders of record on February 8, 2007. All shares and per share information presented have been adjusted to reflect the stock split on a retroactive basis for all periods presented.

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the Company’s significant accounting polices during the six months ended June 29, 2007 from those disclosed in the Company’s 2006 Form 10-K.  However, the Company is providing updated disclosures surrounding certain accounting policies, as provided below.

Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Contracts and/or customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analyses, as well as the customer’s payment history.

Revenue for orders are not recognized until the product is delivered and title has transferred to the buyer. The Company bears all costs and risks of loss or damage to the goods up to that point. The Company’s shipment terms for U.S. orders and international orders fulfilled from the Company’s European distribution center typically provide that title passes to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, the Company may choose within the place or range stipulated where the carrier will take the goods into carrier’s charge. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer.  Shipping and handling costs are included in the cost of goods sold.

Revenue to distributors and resellers is recognized upon delivery, assuming all other criteria for revenue recognition have been met. Distributors and resellers do not have a right of return.

Revenue from purchased extended warranty and support agreements is deferred and recognized ratably over the term of the warranty/support period.

The Company presents revenue net of sales taxes and any similar assessments.

The Company applies Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” to products where the embedded software is more than incidental to the functionality of the hardware. This determination requires significant judgment including a consideration of factors such as marketing, research and development efforts and any post contract support (PCS) relating to the embedded software.

The Company’s software arrangements generally consist of a perpetual license fee and PCS. The Company has established vendor-specific objective evidence (VSOE) of fair value for the Company’s PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method, which revenue is primarily recognized when the software has been delivered and there are no remaining obligations. Revenue from PCS is recognized ratably over the term of the PCS agreement.

The Company applies Emerging Issues Task Force (EITF) Issue 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” for hosted arrangements which the customer does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Subscription revenue related to the Company’s hosted arrangements is recognized ratably over the contract period. Upfront fees for the Company’s hosted solution primarily consist of amounts for the in-vehicle enabling hardware device and peripherals, if any. For upfront fees relating to propriety hardware where the firmware is more than incidental to the functionality of the hardware in accordance with SOP No. 97-2, the Company defers the upfront fees at installation and recognizes them ratably over the minimum service contract period, generally one to five years. Product costs are also deferred and amortized over such period.

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

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of distribution channels, patents, licenses, technology, acquired backlog and trademarks.  Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to ten years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth fiscal quarter of each year.  Goodwill is reviewed for impairment utilizing a two-step process.  First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit.   The fair values of the reporting units are estimated using a discounted cash flow approach.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

Depreciation and amortization of the Company’s intangible assets and other long-lived assets is provided using the straight-line method over their estimated useful lives, reflecting the pattern of economic benefits associated with these assets. Changes in circumstances such as technological advances, changes to the Company’s business model, or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In those cases where the Company determines that the useful life of an asset should be revised, the Company will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. On December 30, 2006, the Company adopted EITF 06-3 and the adoption had no effect on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standard (SFAS) 109, “Accounting for Income Taxes.”  Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet.   On December 30, 2006, the Company adopted FIN 48 and, as a result of the implementation, no change to liabilities for uncertain tax positions were recorded (compared to amounts under SFAS 5, “Accounting for Contingencies,” represented in the financial statements for the 2006 year).

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective for the Company beginning in its first quarter of fiscal 2008, although earlier adoption is encouraged. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. If the Company elected to adopt SFAS 159, it would be effective for the Company beginning in its first quarter of fiscal 2008, with early adoption permitted provided that the Company also adopted SFAS 157. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial position, results of operations or cash flows.

NOTE 3. ACQUISITIONS

@Road, Inc.

On December 10, 2006, the Company and @Road, Inc. (@Road) entered into a definitive merger agreement.  The acquisition became effective on February 16, 2007.  @Road is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries. The acquisition of @Road expands the Company’s investment and reinforces the existing growth strategy for its Mobile Solutions (TMS) segment.  @Road’s results of operations since February 17, 2006 have been included in the Company’s consolidated statements of income within the Mobile Solutions business segment.

Purchase Price

Under the terms of the agreement, the Company acquired all of the outstanding shares of @Road common stock for $7.50 per share.  The Company elected to issue $2.50 per share of the consideration in the form of the Company’s common stock (Common Stock) to be based upon the five-day average closing price of the Company’s shares six trading days prior to the closing of the transaction and the remaining $5.00 per share consideration was paid in cash. Further, each share of Series A-1 and Series A-2 Redeemable Preferred Stock, par value $0.001 per share, of @Road was converted into the right to receive an amount in cash equal to $100.00 plus all declared or accumulated but unpaid dividends with respect to such shares as of immediately prior to the effective time of the merger and each share of Series B-1 Redeemable Preferred Stock, par value $0.001 per share, of @Road and each share of Series B-2 Redeemable Preferred Stock, par value $0.001 per share, of @Road was converted into the right to receive an amount in cash equal to $831.39 plus all declared or accumulated but unpaid dividends with respect to such shares as of immediately prior to the effective time of the merger. In addition, all @Road vested stock options were terminated and the holders of each such option were entitled to receive the excess, if any, of the aggregate consideration over the exercise price. At the effective time of the merger, all unvested @Road stock options with an exercise price in excess of $7.50 were terminated and all unvested stock options that had exercise prices of $7.50 or less were assumed by the Company.

Concurrently with the merger, the Company amended and restated its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility) and incurred a five-year term loan under the 2007 Credit Facility.  See Note 9 to the Condensed Consolidated Financial Statements for additional information.

The Company paid approximately $327.3 million in cash from debt and existing cash, and issued approximately 5.9 million shares of the Company’s common stock based on an exchange ratio of 0.0894 shares of the Company’s common stock for each outstanding share of @Road common stock as of February 16, 2007. The common stock issued had a fair value of $161.9 million and was valued using the average closing price of the Company’s common stock of $27.69 over a range of two trading days (February 14, 2007 through February 15, 2007) prior to, and including, the close date (February 16, 2007) of the transaction, which is also the date that the amount of the Company’s shares to be issued in accordance with the merger agreement was settled. The total purchase price is estimated as follows (in thousands):

Cash consideration	$327,370
Common stock consideration	161,947
Merger costs *	5,646
Total Purchase price	$494,963

* Merger costs consist of legal, advisory, accounting and administrative fees.

Preliminary Purchase Price Allocation

In accordance with SFAS  141, "Business Combinations,” the total purchase price was allocated to @Road net tangible assets, identifiable intangible assets and in-process research and development based upon their estimated fair values as of February 16, 2007. The excess purchase price over the net tangible, identifiable intangible assets and in-process research and development was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management. The allocation of the total estimated purchase price is preliminary and may differ from the actual purchase price allocation upon realization of any accrued costs and final fair value determination of certain tangible assets, intangible assets and liabilities assumed.

The total preliminary purchase price has been allocated as follows (in thousands):

Value to be allocated to assets, based upon merger consideration	$494,963
Less: value of @Road’s assets acquired:
Net tangible assets acquired	140,102
Amortizable intangibles assets:
Developed product technology	66,600
Customer relationships	75,300
Trademarks and tradenames	5,200
Subtotal	147,100
In-process research and development	2,100
Deferred tax liability	(56,855)
Goodwill	$262,516

Net Tangible Assets

As of
February 16,
(in thousands)	2007
Cash and cash equivalents	$74,729
Accounts receivable, net	14,135
Other receivables	8,773
Inventory	15,272
Other current assets	11,953
Property and equipment, net	5,854
Deferred tax asset	42,471
Other non-current assets	8,111

Total assets acquired	$181,298

Accounts payable	19,285
Deferred revenue	7,365
Other accrued liabilities	14,546

Total liabilities assumed	$41,196

Total net assets acquired	$140,102

The Company reviewed and adjusted @Road's net tangible assets and liabilities to fair value, as necessary, as of February 16, 2007, including the following adjustments:

Fixed assets – the Company decreased @Road's historical value of fixed assets by $2.1 million to adjust fixed assets to an amount equivalent to fair market value.

Deferred revenue and cost of sales – the Company reduced @Road's historical value of deferred revenue by $39.6 million to adjust deferred revenue to the fair value of the direct cost associated with servicing the underlying obligation plus a reasonable margin. @Road’s deferred revenue balance consists of upfront payments of its hosted product, licensed product, extended warranty and maintenance. The Company reduced @Road's historical value of deferred product cost by $47.1 million to adjust deferred product cost to the asset's underlying fair value. The deferred product costs adjustment to fair value related to deferral of cost of sales of hardware that have shipped, resulting in no fair value relating to the associated deferred product costs.

Other current and non-current assets – Other current and non-current assets were increased by $15.4 million to adjust for the fair value of future cash collections from customer contracts assumed for products delivered prior to the acquisition date.   As the products were delivered prior to the acquisition date, revenue is not recognizable in the Company’s statement of operations.

Intangible Assets

Developed product technology, which is comprised of products that have reached technological feasibility, includes products in @Road's current product offerings. @Road's technology includes hardware, software and services that serve the mobile resource management market internationally. The Company expects to amortize the developed and core technology over a weighted average estimated life of seven years.

Customer relationships represent the value placed on @Road’s distribution channels and end users. The Company expects to amortize the fair value of these assets over a weighted average estimated life of seven years.

Trademarks and tradenames represent the value placed on the @Road brand and recognition in the mobile resource management market. The Company expects to amortize the fair value of these assets over a weighted average estimated life of eight years.

In-process Research and Development

The Company recorded an expense of $2.1 million relating to in-process research and development projects in @Road’s license business.   In-process research and development represents incomplete @Road research and development projects that had not reached technological feasibility and had no alternative future use as of the consummation of the merger.

Goodwill

The excess purchase price over the net tangible, identifiable intangible assets and in-process research and development was recorded as goodwill. The goodwill was attributed to the premium paid for the opportunity to expand and better serve the global mobile resource management market and achieve greater long-term growth opportunities than either company had operating alone. The Company believes these opportunities could include accelerating the rate at which products are brought to market and increasing the diversity and global reach of those products. In addition, the Company expects that the combined companies may be able to obtain greater operating leverage by reducing costs in areas of redundancy.

Restructuring

Liabilities related to restructuring @Road's operations that meet the requirements of EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” have been recorded as adjustments to the purchase price and an increase in goodwill. Liabilities related to restructuring the Company's operations have been recorded as expenses in the Company's statement of operations in the period that the costs are incurred.

The Company is in the process of finalizing the total restructuring liability related to the @Road acquisition and will be implementing the plan as soon as feasible.  See Note 12 to the Condensed Consolidated Financial Statements for additional information.

Deferred tax assets/liabilities

The Company recognized $56.9 million in net deferred tax liabilities for the tax effects of differences between assigned values in the purchase price and the tax bases of assets acquired and liabilities assumed.

@Road stock options assumed

In accordance with the merger agreement, the Company assumed all @Road unvested stock options that had exercise prices of $7.50 or less.  The Company issued approximately 795,000 stock options based on an exchange ratio of 0.268 shares of the Company’s common stock for each unvested stock option with exercise prices of $7.50 or less as of February 16, 2007.  The fair value of these assumed options was determined to be $10.1 million which will be expensed over the remaining vesting terms of the assumed options which is approximately three to four years.  The assumed options were valued using the binomial model similar to previously granted Trimble stock options as discussed in the Company’s fiscal 2006 Form 10-K.

Pro Forma Results

The following table presents pro forma results of operations of the Company and @Road, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on December 30, 2005 or of future results.  Included in the pro-forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 16, 2007 and adjustments for interest expense related to debt and stock options assumed as part of the merger consideration.

The Company excluded the effect of non-recurring items for all periods presented as the impact is short-term in nature. The pro forma information is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 29,	June 30,
	2006 (b)	2007 (a)	2006 (b)
(in thousands, except per share data)
Pro forma revenue	$262,969	$622,938	$507,458
Pro forma net income	$19,679	$54,114	$36,968
Pro forma basic net income per share	$0.17	$0.45	$0.32
Pro forma diluted net income per share	$0.16	$0.44	$0.30

(a)
The pro forma results of operations represent the Company’s results for the three and six months ended June 29, 2007, including @Road beginning from February 17, 2007, and @Road historical results and pro forma adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 16, 2007 for the beginning of @Road’s first quarter of fiscal 2007 to February 16, 2007.  Pro-forma revenue includes a $4.8 million decrease due to deferred revenue write-downs and customer contracts where the product was delivered prior to the acquisition date.   Pro-forma net income includes revenue write-downs, related deferred cost of sales write-downs of $0.7 million, amortization of intangible assets related to the acquisition of $5.6 million, interest expense for debt used to purchase @Road of $2.8 million, and stock-based compensation for @Road options assumed of $1.3 million.

(b)
The pro forma results of operations represent the Company’s results for the three and six months ended June 30, 2006, including @Road’s historical results and  pro forma adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 16, 2007 for the three and six months ending June 30, 2006.  Pro-forma revenue for the three and six months ended June 29, 2007 includes a $5.6 million and $11.7 million decrease, respectively, due to deferred revenue write-downs and customer contracts which the product was delivered prior to the acquisition date.  Pro-forma net income for the three and six months ended June 30, 2006 includes revenue write-downs and related deferred cost of sales write-down of $0.7 million and $1.9 million, respectively, amortization of intangible assets related to the acquisition of $4.6 million and $9.1 million, respectively, interest expense for debt used to purchase @Road of $2.8 million and $5.6 million, respectively, and stock-based compensation for @Road options assumed of $0.07 million and $0.4 million, respectively.

INPHO GmbH

On February 13, 2007, the Company acquired privately-held INPHO GmbH of Stuttgart, Germany.  INPHO provides photogrammetry and digital surface modeling for aerial surveying, mapping and remote sensing applications.  INPHO’s results of operations since February 13, 2007 have been included in the Company’s consolidated statements of income within the Engineering and Contruction business segment.

NOTE 4. STOCK-BASED COMPENSATION

The Company accounts for its employee stock options and rights to purchase shares under its stock participation plans at fair value, in accordance with SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s Condensed Consolidated Statements of Income.

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Consolidated Condensed Statements of Income in accordance with SFAS 123(R) for the three and six months ended June 29, 2007 and June 30, 2006.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
(in thousands)

Cost of sales	$429	$309	$771	$596

Research and development	1,022	667	1,751	1,306
Sales and marketing	974	711	1,741	1,452
General and administrative	1,367	1,572	2,882	3,135
Total operating expenses	3,363	2,950	6,374	5,893

Total stock-based compensation expense	3,792	3,259	7,145	6,489
Tax benefit (1)	(520)	(294)	(868)	(588)
Total stock-based compensation expense, net of tax	$3,272	$2,965	$6,277	$5,901

(1) Tax benefit related to U.S. non-qualified options only, as allowed by the applicable tax requirements using the statutory tax rate for the respective periods.

Options

Stock option expense recognized during the period is based on the value of the portion of the stock option that is expected to vest during the period. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The Black-Scholes model was used to value those options granted prior to the fourth quarter of fiscal 2005.  Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted for the three and six months ended June 29, 2007 and June 30, 2006, the following assumptions were used:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Expected dividend yield	--	--	--	--
Expected stock price volatility	36.9%	42.0%	37.2%	42.0%
Risk free interest rate	4.5%	4.5%	4.5%	4.5%
Expected life of options after vesting	3.9 years	4.6 years	3.9 years	4.6 years

Expected Dividend Yield– The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Expected Stock Price Volatility– The Company’s computation of expected volatility is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility, commensurate with the expected life of the stock options.

Expected Risk Free Interest Rate– The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the stock options.

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

NOTE 5. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Condensed Consolidated Statements of Income.   During the three and six months ended June 29, 2007, the Company recorded $2.3 million and $4.5 million, respectively, as its proportionate share of CTCT net income.  During the comparable periods of 2006 the Company recorded $1.4 million and $3.0 million, respectively, as its proportionate share of CTCT net income.  The carrying amount of the investment in CTCT was $8.6 million at June 29, 2007 and $4.1 million at December 29, 2006, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at direct cost plus a mark-up for the Company’s overhead costs to CTCT. CTCT then resells products at cost plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. Generally, the Company sells products through its after-market dealer channel, and Caterpillar sells products for factory and dealer installation. CTCT does not hold inventory in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company.  During the three and six months ended June 29, 2007, the Company recorded $2.7 million and $4.9 million of revenue, respectively, and $2.4 million and $4.4 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel.  During the comparable three and six month periods of fiscal 2006, the Company recorded $2.3 million and $4.3 million of revenue, respectively, and $2.0 million and $3.7 million of cost of sales, respectively.   In addition, during the three and six months ended June 29, 2007, the Company recorded $7.5 million and $14.2 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.  The comparable net cost of sales recorded by the Company for the three and six months ended June 30, 2006 were $5.6 million and $11.1 million, respectively.

In addition, the Company received reimbursement of employee-related costs from CTCT for the Company employees dedicated to CTCT or performing work for CTCT totaling $3.0 million and $6.3 million for the three and six months ended June 29, 2007, respectively, and totaling $3.5 million and $6.9 million for the three and six months ended June 30, 2006, respectively.  The reimbursements were offset against operating expenses.

At June 29, 2007 and December 29, 2006, the Company had amounts due to and from CTCT.  Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties.  The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets.  At June 29, 2007 and December 29, 2006, the receivable from CTCT was $6.7 million and $4.7 million, respectively, and is included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets.  As of the same dates, the payable due to CTCT was $6.9 million and $4.4 million, respectively, and is included within Accounts payable on the Condensed Consolidated Balance Sheets.

Nikon-Trimble Joint Venture

On March 28, 2003, Nikon-Trimble Co., Ltd (Nikon-Trimble), a joint venture was formed by the Company and Nikon Corporation. The joint venture began operations in July 2003 and is 50% owned by the Company and 50% owned by Nikon, with equal voting rights. It focuses on the design and manufacture of surveying instruments including mechanical total stations and related products.

The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Condensed Consolidated Statements of Income.  During the three and six month periods ended June 29, 2007, the Company recorded a loss of $0.3 million and a profit of $4,000, respectively, and during the three and six month periods ended June 30, 2006, the Company recorded a profit of $0.2 million and a profit of $0.2 million, respectively, as its proportionate share of Nikon-Trimble net income (loss).  During the six months ended June 29, 2007, dividends received from Nikon-Trimble, amounted to $0.6 million, and were recorded against Other non-current assets on the Condensed Consolidated Balance Sheets.  There were no dividends received during the six months ended June 30, 2006.  The carrying amount of the investment in Nikon-Trimble was $13.5 million at June 29, 2007 and $14.0 million at December 29, 2006, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products. The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer. Profits from these inter-company sales are eliminated.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company.  During the three months ended June 29, 2007 and June 30, 2006, the Company recorded $3.6 million and $3.2 million of revenue and $1.8 million and $1.3 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. During the six months ended June 29, 2007 and June 30, 2006, the Company recorded $6.5 million and $6.1 million of revenue and $3.3 million and $2.5 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble.

At June 29, 2007 and December 29, 2006, the Company had amounts due to and from Nikon-Trimble.  Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties.  The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheet. At June 29, 2007 and December 29, 2006, the amount due from Nikon-Trimble was $2.0 million and $1.5 million, respectively, and is included within Accounts receivable, net on the Condensed Consolidated Balance Sheets.  During the comparable periods, the amount due to Nikon-Trimble was $3.2 million and $1.1 million, respectively, and is included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:
	June 29, 2007

	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$162,785	$(49,207)	$113,578
Trade names and trademarks	17,230	(11,195)	6,035
Patents and other intellectual properties	104,545	(21,465)	83,080
	$284,560	$(81,867)	$202,693

	December 29, 2006

	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$92,430	$(38,604)	$53,826
Trade names and trademarks	11,845	(10,687)	1,158
Patents and other intellectual properties	25,845	(13,657)	12,188
	$130,120	$(62,948)	$67,172

The estimated future amortization expense of intangible assets as of June 29, 2007, is as follows (in thousands):

Amortization Expense
2007 (Remaining)	$19,769
2008	39,298
2009	36,250
2010	34,052
2011	28,732
Thereafter	44,592
Total	$202,693

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 29, 2007, are as follows (in thousands):

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
Balance as of December 29, 2006	$296,597	$1,517	$63,430	$12,966	$374,510
Additions due to acquisitions	6,344	--	262,574	--	268,918
Purchase price adjustments	4,587	39	6,679	--	11,305
Foreign currency translation adjustments	938	--	1,052	1,023	3,013
Balance as of June 29, 2007	$308,466	$1,556	$333,735	$13,989	$657,746

The purchase price adjustments recorded during the six months ended June 29, 2007 are for earn-out payments related to previous business acquisitions.

NOTE 7. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

	June 29,	December 29,
As of	2007	2006
(in thousands)
Raw materials	$64,174	$66,853
Work-in-process	14,150	6,181
Finished goods	59,340	39,518
Total inventory, net	$137,664	$112,552

Other non-current liabilities consisted of the following:

	June 29,	December 29,
As of	2007	2006
(in thousands)

Deferred compensation	$8,203	$5,887
Unrecognized tax benefits	23,015	--
Other non-current liabilities	23,659	21,632
Total other non-current liabilities	$54,877	$27,519

As of June 29, 2007, the Company has $23.0 million of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods and interest and/or penalties related to income tax matters.  As of December 29, 2006 these balances are included in Income taxes payable on the Condensed Consolidated Balance Sheets.  Pursuant to the requirements of FIN 48, as of June 29, 2007, these liabilities are classified in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 8. THE COMPANY AND SEGMENT INFORMATION

The Company is a designer and distributor of positioning products and applications enabled by GPS, optical, laser, and wireless communications technology. The Company provides products for diverse applications in its targeted markets.

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

•
Advanced Devices — The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of the Company’s total revenue, operating income and assets. This segment is comprised of the Component Technologies, Military and Advanced Systems, Applanix and Trimble Outdoors businesses.

The Company evaluates each of its segment's performance and allocates resources based on segment operating income from operations before income taxes, and some corporate allocations. The Company and each of its segments employ consistent accounting policies.

The following table presents revenue, operating income, and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expenses, excluding general corporate expenses, amortization of purchase intangibles, in-process research and development expenses and restructuring charges. The identifiable assets that the Company's Chief Operating Decision Maker views by segment are accounts receivable and inventory.

	Reporting Segments
	Engineering
	and	Field	Mobile	Advanced
	Construction	Solutions	Solution	Devices	Total
(In thousands)

Three Months Ended June 29, 2007
Segment revenue	$198,853	$55,273	$40,927	$32,679	$327,732
Operating income	52,371	18,398	2,906	5,384	79,059

Three Months Ended June 30, 2006
Segment revenue	$168,041	$36,320	$14,851	$26,114	$245,326
Operating income	38,803	11,299	374	2,243	52,719

Six Months Ended June 29, 2007
Segment revenue	$374,457	$106,235	$70,784	$61,988	$613,464
Operating income	94,535	35,026	3,916	8,727	142,204

Six Months Ended June 30, 2006
Segment revenue	$314,775	$79,363	$27,458	$49,584	$471,180
Operating income	65,180	25,207	597	4,566	95,550

As of June 29, 2007
Accounts receivable (1)	$161,822	$28,928	$32,315	$21,164	$244,229
Inventories	87,366	13,521	19,087	17,690	137,664

As of December 29, 2006
Accounts receivable (1)	$127,567	$21,016	$15,630	$16,474	$180,687
Inventories	82,827	10,946	1,666	17,113	112,552

(1)	As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

	June 29,	December 29,
As of	2007	2006
(in thousands)
Assets:
Accounts receivable total for reporting segments	$244,229	$180,687
Unallocated (1)	(9,037)	(3,633)
Total	$235,192	$177,054

(1)  Includes trade-related accruals, allowances, and cash received in advance that are not allocated by segment.

The distribution of the Company’s consolidated revenue by segment is summarized in the table below.  Total consolidated revenue presented in the Condensed Consolidated Statements of Income is reported net of eliminations of internal sales between segments, and equals revenue.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
(In thousands)

Engineering and Construction	$200,797	$169,102	$377,670	$316,560
Field Solutions	55,273	36,320	106,235	79,362
Mobile Solutions	40,927	14,851	70,784	27,458
Advanced Devices	32,679	26,114	61,988	49,586
Total segment revenue (including internal sales)	329,676	246,387	616,677	472,966
Eliminations	(1,944)	(1,061)	(3,213)	(1,786)
Total consolidated revenue	$327,732	$245,326	$613,464	$471,180

A reconciliation of our consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 29	June 30,	June 29,	June 30,
	2007	2006	2007	2006
(In thousands)

Consolidated segment operating income	$79,059	$52,719	$142,204	$95,550
Unallocated corporate expense	(12,344)	(9,288)	(23,522)	(16,714)
Amortization of purchased intangible assets	(10,432)	(3,742)	(18,327)	(6,082)
In-process research and development expense	--	(1,020)	(2,112)	(1,020)
Restructuring charges	(333)	--	(3,025)	--
Non-operating income (expense), net	271	2,525	3,128	5,332
Consolidated income before income taxes	$56,221	$41,194	$98,346	$77,066

NOTE 9. LONG TERM DEBT, COMMITMENTS AND CONTINGENCIES

Long-term debt consisted of the following:

	June 29,	December 29,
As of	2007	2006
(In thousands)

Credit Facilities:
Term loan	$97,500	$-
Revolving credit facility	25,000	-
Promissory notes and other	489	481
Total debt	122,989	481

Less current portion of long-term debt	11,250	-
Non-current portion	$111,739	$481

Credit Facilities

On February 16, 2007, the Company amended and restated its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for swing line loans. During the three months ended March 30, 2007, the Company drew down $150 million on the revolving credit line.

In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which will mature concurrently with the revolving credit line.  The term loan will be repaid in quarterly installments, with principal being amortized at the following annual rates: year 1 at 10%, year 2 at 15%, year 3 at 15%, year 4 at 20%, year 5 at 20%, and the last quarterly payment to be made at maturity, together with a final payment of 20%.  The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.  The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions and general corporate purposes.

At June 29, 2007, the Company had $25.0 million drawn on the revolving credit line and $97.5 million of the term loan remained outstanding and the Company was in compliance with all financial debt covenants.

The Company may borrow funds under the 2007 Credit Facility in U.S. Dollars or in certain other currencies, and borrowings will bear interest, at the Company's option, at either: (i) a base rate, based on the administrative agent's prime rate, plus a margin of between 0% and 0.125%, depending on the Company's leverage ratio as of its most recently ended fiscal quarter, or (ii) a reserve-adjusted rate based on the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Stockholm Interbank Offered Rate (STIBOR), or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.625% and 1.125%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. The Company's obligations under the 2007 Credit Facility are guaranteed by certain of the Company's domestic subsidiaries.

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

Leases

The estimated future minimum operating lease commitments as of June 29, 2007, is as follows (in thousands):

2007 (Remaining)	$8,312
2008	13,463
2009	10,522
2010	8,508
2011	5,727
Thereafter	4,767
Total	$51,299

Additionally, as of June 29, 2007, the Company had acquisition earn-outs of $10.6 million and holdbacks of $8.5 million recorded in “Other current liabilities” and “Other non-current liabilities.” The maximum remaining payments, including the $10.6 million and $8.5 million recorded, will not exceed $68.4 million. The remaining earn-outs and holdbacks are payable through 2009.

NOTE 10. PRODUCT WARRANTIES

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on the Company's behalf.  The Company’s expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to three years, and in some instances up to 5.5 years.

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

Changes in the Company’s product warranty liability during the three and six months ended June 29, 2007 and June 30, 2006 are as follows:

(In thousands)
Balance as of December 29, 2006	$8,607
Accruals for warranties issued	7,184
Changes in estimates	--
Warranty settlements (in cash or in kind)	(5,876)
Balance as of June 29, 2007	$9,915

The product warranty liability is classified in Other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 11. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
(In thousands, except per share amounts)

Numerator:
Income available to common shareholders:
Used in basic and diluted earnings per share	$35,026	$28,503	$63,709	$54,331

Denominator:
Weighted average number of common shares used in basic earnings per share	119,621	109,694	117,535	109,088
Effect of dilutive securities (using treasury stock method):
Common stock options	4,713	5,268	4,757	5,358
Common stock warrants	250	1,294	247	1,076
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	124,584	116,256	122,539	115,522

Basic earnings per share	$0.29	$0.26	$0.54	$0.50
Diluted earnings per share	$0.28	$0.25	$0.52	$0.47

NOTE 12. RESTRUCTURING CHARGES:

In conjunction with the Company’s acquisition of @Road, it accrued $3.6 million for severance and benefits.  These restructuring costs were recorded in accordance with EITF 95-3 as part of the purchase price with no impact on the Company’s Statement of Operations.  During the six months ended June 29, 2007 the Company paid $2.0 million against this restructuring accrual.  The remaining restructuring accrual of $1.6 million as of June 29, 2007 is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheet and is expected to be paid by the end of fiscal 2007.

The Company also recorded restructuring costs of $0.3 million and $3.0 million during the three and six months ended June 29, 2007, respectively, for charges associated with the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.6 million was recorded as Stockholder’s Equity.  These amounts were recorded in the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 29, 2007 under “Restructuring Charges.”

NOTE 13: INCOME TAXES

The Company adopted FIN 48 on December 30, 2006, and as a result of the implementation of the Company had no change to its estimated liability for uncertain tax positions (compared to amounts under SFAS 5, represented in the financial statements for the 2006 year).  A total (net of the federal benefit on state issues) of $19.1 million and $20.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods, at December 29, 2006 and June 29, 2007, respectively.   The unrecognized tax benefits are recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

The Company and its subsidiaries are subject to U.S. Federal, state, and foreign income tax.  The Company has substantially concluded all U.S. Federal and state income tax matters for years through 1992.  Foreign income tax matters have been concluded for years through 2000.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability includes interest and penalties at December 30, 2006 and June 29, 2007, of $2.2 and $2.6 million, respectively, recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 14: COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
(In thousands)

Net income	$35,026	$28,503	$63,709	$54,331
Foreign currency translation adjustments, net of tax	6,210	8,448	6,099	9,743
Net unrealized actuarial losses	-	-	(8)	-
Net unrealized gain (loss) on investments	(9)	(4)	35	(14)
Comprehensive income	$41,227	$36,947	$69,835	$64,060

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in “Risks and Uncertainties” below and elsewhere in this report as well as in the Company's Annual Report on Form 10-K for fiscal year 2006 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” ”will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (EITF) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. On December 30, 2006, we adopted EITF 06-3 and the adoption had no effect on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standard (SFAS) 109, “Accounting for Income Taxes.”  Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits.   FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet.   On December 30, 2006, we adopted FIN 48 and, as a result of the implementation, no change to liabilities for uncertain tax positions were recorded (compared to amounts under SFAS 5, “Accounting for Contingencies,” represented in the financial statements for the 2006 year).

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective for us beginning in our first quarter of fiscal 2008, although earlier adoption is encouraged. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. If we elected to adopt SFAS 159, it would be effective for us beginning in our first quarter of fiscal 2008, with early adoption permitted provided that we also adopt SFAS 157. We do not expect the adoption of SFAS 159 to have a material impact on our financial position, results of operations or cash flows.

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Contracts and/or customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Revenue for orders are not recognized until the product is delivered and title has transferred to the buyer. We bear all costs and risks of loss or damage to the goods up to that point. Our shipment terms for U.S. orders and international orders fulfilled from our European distribution center typically provide that title passes to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, we may choose within the place or range stipulated where the carrier will take the goods into carrier’s charge. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer.  Shipping and handling costs are included in the cost of goods sold.

Revenue to distributors and resellers is recognized upon delivery, assuming all other criteria for revenue recognition have been met. Distributors and resellers do not have a right of return.

Revenue from purchased extended warranty and support agreements is deferred and recognized ratably over the term of the warranty/support period.

The Company presents revenue net of sales taxes and any similar assessments.

We apply Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” to products where the embedded software is more than incidental to the functionality of the hardware. This determination requires significant judgment including a consideration of factors such as marketing, research and development efforts and any post contract customer support (PCS) relating to the embedded software.

Our software arrangements generally consist of a perpetual license fee and PCS. We have established vendor-specific objective evidence (VSOE) of fair value for our PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method, which revenue is primarily recognized when the software has been delivered and there are no remaining obligations. Revenue from PCS is recognized ratably over the term of the PCS agreement.

We apply EITF Issue 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware" for hosted arrangements which the customer does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Subscription revenue related to our hosted arrangements is recognized ratably over the contract period. Upfront fees for our hosted solution primarily consist of amounts for the in-vehicle enabling hardware device and peripherals, if any. For upfront fees relating to propriety hardware where the firmware is more than incidental to the functionality of the hardware in accordance with SOP No. 97-2, “Software Revenue Recognition,” we defer the upfront fees at installation and recognizes them ratably over the minimum service contract period, generally one to five years. Product costs are also deferred and amortized over such period.

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

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We perform our annual goodwill impairment testing in the fourth fiscal quarter of each year. Goodwill is reviewed for impairment utilizing a two-step process.  First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit.   The fair values of the reporting units are estimated using a discounted cash flow approach.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

Depreciation and amortization of our intangible assets and other long-lived assets is provided using the straight-line method over their estimated useful lives, reflecting the pattern of economic benefits associated with these assets. Changes in circumstances such as technological advances, changes to our business model, or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In those cases where we determine that the useful life of an asset should be revised, we will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

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

Stock Compensation

We account for our employee stock options and rights to purchase shares under our stock participation plans at fair value, in accordance with SFAS 123(R), “Share-Based Payment.” The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term.

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

Because stock-based compensation expense recognized in the Consolidated Statements of Income for fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.  In addition, valuation models, including the Black-Scholes and binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements.

As of June 29, 2007, the total stock option expense is $27.4 million with a weighted-average recognition period of 1.5 years.

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

Solutions targeted at the end-user make up a significant majority of our revenue. To create compelling products, we must attain an understanding of the end users’ needs and work flow, and how location-based technology can enable that end user to work faster, more efficiently and more accurately.  We use this knowledge to create highly innovative products that change the way work is done by the end-user.   With the exception of our Trimble Mobile Solutions (TMS) segment, our products are generally sold through a dealer channel, and it is crucial that we maintain a proficient global, third-party distribution channel.

We continue to execute our strategy with a series of actions that can be summarized in four categories.

Reinforce our position in existing markets

* We believe that our markets provide us with additional, substantial potential for substituting our technology for traditional methods. In the first half of fiscal 2007 we continued to develop new products and to strengthen our distribution channels in order to expand our market opportunity. A number of new products such as AgGPS® EZ-Guide® 500, Juno™ST , Spectra Precision® GL412 and 422, Trimble VX™Spatial Station, and Trimble® CCS900 Compaction Control System, strengthened our competitive position and created new value for the user.

Extend our position in existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to existing users. For example, in January we introduced the Trimble VX™Spatial Station and in April we introduced a suite of interactive product training modules for the engineering and construction industry.

Bring existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our efforts in China, India, Russia, Korea and Eastern Europe all reflected improving financial results, with the promise of more in the future.

Enter new markets

* In the first quarter of fiscal 2007, we acquired @Road, a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries, and INPHO, a leader in photogrammetry and digital surface modeling for aerial surveying, mapping and remote sensing applications.  In addition, we increased our reach with existing products in new markets.

RECENT BUSINESS DEVELOPMENTS

During the last twelve months, we acquired the following companies and the results of their operation have been combined with our operations from the date of acquisition:

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

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
($ in thousands)
Total consolidated revenue	$327,732	$245,326	$613,464	$471,180
Gross margin	$167,169	$121,656	$310,299	$229,119
Gross margin %	51.0%	49.6%	50.6%	48.6%
Total consolidated operating income	$55,950	$38,669	$95,218	$71,734
Operating income %	17.1%	15.8%	15.5%	15.2%

Revenue

In the three months ended June 29, 2007, total revenue increased by $82.4 million or 34%, as compared to the same corresponding period in fiscal 2006. The increase resulted from strong revenue growth across all segments. Engineering and Construction revenue increased $30.8 million, Mobile Solutions increased $26.1 million, Field Solutions increased $19.0 million, and Advanced Devices increased $6.5 million, compared to the same corresponding period in fiscal 2006. Revenue growth within these segments was driven by product mix, increased penetration of existing markets, and acquisitions made in the Engineering and Construction and Mobile Solution segments.  Acquisitions made during the last twelve months contributed $33.1 million to second fiscal quarter revenue.

In the six months ended June 29, 2007, total revenue increased by $142.3 million or 30%, as compared to the same corresponding period in fiscal 2006. The increase was primarily due to strong revenue performances across all our segments.  Engineering and Construction revenue increased $59.7 million, Mobile Solutions increased $43.3 million, Field Solutions increased $26.9 million, and Advanced Devices increased $12.4 million, compared to the same corresponding period in fiscal 2006.  Revenue growth within these segments was primarily driven by new product introductions and increased penetration of existing markets, as well as the impact of acquisitions of $50.8 million for the six month period ended June 29, 2007, that were not applicable in the comparable period in 2006.

During the second fiscal quarter of fiscal 2007, sales to customers in North America represented 57%, Europe represented 26%, Asia Pacific represented 12% and other regions represented 5% of our total revenue. During the same corresponding period in fiscal 2006, sales to customers in North America represented 60%, Europe represented 25%, Asia Pacific represented 11% and other regions represented 4% of our total revenue.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, new product start-up costs, and foreign currency translations.

Gross margin increased by $45.5 million and $81.2 million for the three and six months ended June 29, 2007 respectively compared to the corresponding periods in the prior year.  Gross margin as a percentage of total revenue for the three months ended June 29, 2007 was 51.0% as compared to 49.6% for the three months ended June 30, 2006.  Gross margin as a percentage of total revenue for the six months ended June 29, 2007 was 50.6% as compared to 48.6% for the six months ended June 30, 2006.

The increases in gross margin for the three and six month periods was driven by an increase in sales of higher-margined products, software and subscription revenue, foreign exchange rate gains, and improved manufacturing utilization, partially offset by higher amortization of purchased intangibles.

Operating Income

Operating income increased by $17.3 million and $23.5 million for the three and six months ended June 29, 2007 respectively compared to the corresponding periods in the prior year.  Operating income as a percentage of total revenue was 17.1% for the three months ended June 29, 2007 as compared to 15.8% for the three months ended June 30, 2006. Operating income as a percentage of total revenue was 15.5% for the six month period ended June 29, 2007 as compared to 15.2% for the six months ended June 30, 2006. The increases in operating income for the three and six month periods were primarily due to higher revenue and associated gross margin and software and subscription revenue, offset in part by additional amortization of purchased intangibles and increased operating expenses.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Operating income (loss) equals net revenue less cost of sales and operating expenses, excluding general corporate expenses, amortization of purchased intangibles, in-process research and development expenses, and restructuring charges.

The following table is a breakdown of revenue and operating income by segment (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Engineering and Construction
Revenue	$198,853	$168,041	$374,457	$314,775
Segment revenue as a percent of total revenue	61%	68%	61%	67%
Operating income	$52,371	$38,803	$94,535	$65,180
Operating income as a percent of segment revenue	26%	23%	25%	21%
Field Solutions
Revenue	$55,273	$36,320	$106,235	$79,363
Segment revenue as a percent of total revenue	17%	15%	17%	17%
Operating income	$18,398	$11,299	$35,026	$25,207
Operating income as a percent of segment revenue	33%	31%	33%	32%
Mobile Solutions
Revenue	$40,927	$14,851	$70,784	$27,458
Revenue as a percent of total revenue	12%	6%	12%	6%
Operating income	$2,906	$374	$3,916	$597
Operating income as a percent of segment revenue	7%	3%	6%	2%
Advanced Devices
Revenue	$32,679	$26,114	$61,988	49,584
Segment revenue as a percent of total revenue	10%	11%	10%	11%
Operating income	$5,384	$2,243	$8,727	$4,566
Operating income as a percent of segment revenue	16%	9%	14%	9%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended		Six Months Ended
	June 29	June 30,	June 29,	June 30,
	2007	2006	2007	2006
(In thousands)

Consolidated segment operating income	$79,059	$52,719	$142,204	$95,550
Unallocated corporate expense	(12,344)	(9,288)	(23,522)	(16,714)
Amortization of purchased intangible assets	(10,432)	(3,742)	(18,327)	(6,082)
In-process research and development expense	--	(1,020)	(2,112)	(1,020)
Restructuring charges	(333)	--	(3,025)	--
Non-operating income, net	271	2,525	3,128	5,332
Consolidated income before income taxes	$56,221	$41,194	$98,346	$77,066

Engineering and Construction

Engineering and Construction revenue increased by $30.8 million or 18% and $59.7 million or 19% for the three and six months ended June 29, 2007, as compared to the same corresponding periods in fiscal 2006.  Segment operating income increased $13.6 million or 35% and $29.4 million or 45% for the three and six months ended June 29, 2007 as compared to the same corresponding periods in fiscal 2006.

The revenue growth for both the three and six months ended June 29, 2007 was driven by a steady market, strong sales of construction products, acquisitions made during the last twelve months, and foreign exchange gains.  In addition, for the three months ended June 30, 2006 segment operating income increased for both the three and six months ended June 29, 2007 due to higher revenue and higher gross margin.

Field Solutions

Field Solutions revenue increased by $19.0 million or 52% and $26.9 million or 34% for the three and six months ended June 29, 2007, as compared to the same corresponding periods in fiscal 2006.  Segment operating income increased by $7.1 million or 63% and $9.8 million or 39% for the three and six months ended June 29, 2007 as compared to the same corresponding periods in fiscal 2006.

Revenue increases for the both the three and six month periods ended June 29, 2007 were driven by the introduction of a new agricultural product, a robust agricultural market, and an extended growing season. Operating income increased primarily due to higher revenue and operating expense control.

Mobile Solutions

Mobile Solutions revenue increased by $26.1 million or 176% and $43.3 million or 158% for the three and six months ended June 29, 2007.  Segment operating income increased $2.5 million or 677% and $3.3 million or 556% for the three and six months ended June 29, 2007, as compared to the same corresponding periods in fiscal 2006.

Revenue for the three and six months ended June 29, 2007 compared to the corresponding periods of fiscal 2006 grew due to increased subscription revenue and the benefit of the @Road acquisition which was not in the corresponding period of fiscal 2006.  Operating income increased for the three and six months ended June 29, 2007, compared to the corresponding periods of fiscal 2006 primarily due to higher revenue, associated gross margin, and stronger operating expense control.

Advanced Devices

Advanced Devices revenue increased by $6.6 million or 25% and $12.5 million or 25% for the three and six months ended June 29, 2007 as compared to the same corresponding periods in fiscal 2006.  Segment operating income increased by $3.1 million or 140% and $4.2 million or 91% for the three and six months ended June 29, 2007, as compared to the same corresponding periods in fiscal 2006.

For the three and six months ended June 29, 2007, compared to the corresponding periods in fiscal 2006, the increase in revenue and operating income was primarily driven by stronger performance in our Component Technologies timing and embedded product revenues, as well as licensing revenue associated with a Nokia intellectual property agreement signed in the third quarter of 2006.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Research and development	$33,867	$27,607	$65,030	$52,053
Percentage of revenue	10.3%	11.3%	10.6%	11.0%
Sales and marketing	47,546	35,747	89,693	68,453
Percentage of revenue	14.5%	14.5%	14.6%	14.5%
General and administrative	24,278	16,205	45,920	31,966
Percentage of revenue	7.4%	6.6%	7.5%	6.8%
Total	$105,691	$79,559	$200,643	$152,472
Percentage of revenue	32.2%	32.4%	32.7%	32.3%

Overall, R&D, S&M, and G&A expense increased by approximately $26.1 million and $48.2 million for the three and six months ended June 29, 2007, compared to the corresponding periods in fiscal 2006.

The increase in R&D expenses in the second quarter of fiscal 2007, as compared with the second quarter of a fiscal 2006 was primarily due to additional operating expenses of $5.9 million associated with recent business acquisitions, $1.9 million increase in compensation related expenses, offset slightly by a $1.9 million decrease in R&D outside services and parts expenses which were unusually high in the prior year due to compliance with the European lead free initiative.  The increase in R&D expenses in the first six months of fiscal 2007, as compared with the corresponding period in fiscal 2006, was primarily due to additional operating expenses of $8.8 million associated with recent business acquisitions, a $4.8 million increase in compensation related expenses, partially offset by a $1.6 million decrease in R&D outside services and parts expenses which were unusually high in the prior year due to compliance with the European lead free initiative.

All of our R&D costs have been expensed as incurred.  Cost of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

The increase in S&M expenses in the second quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, was primarily due to additional operating expense from recent business acquisitions of $9.8 million, and a $0.8 million increase due to foreign currency exchange rates.  The increase in S&M expenses in the first six months of fiscal 2007 as compared with the corresponding period of fiscal 2006 was primarily due to additional operating expenses associated with recent business acquisitions of $15.2 million, a $3.4 million increase in compensation related expenses, and a $1.5 million increase due to foreign currency exchange rates.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

The increase in G&A expenses in the second quarter of fiscal 2007, as compared with the corresponding period in fiscal 2006, was primarily due to additional operating expenses associated with recent business acquisitions of $3.5 million and a $2.4 million increase in tax and legal fees. The increase in G&A expenses in the first six months of fiscal 2007 compared with the corresponding period in fiscal 2006 was primarily due to additional operating expenses associated with recent business acquisitions in the amount of $6.3 million, and a $4.0 million increase in tax and legal fees.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $10.4 million, of which $5.2 million was recorded in cost of sales, in the second quarter of fiscal 2007, compared with $3.7 million in the second quarter of fiscal 2006, due to acquisitions not applicable in the corresponding period of fiscal 2006, primarily @Road.  Amortization of purchased intangible assets was $18.3 million, of which $9.0 was recorded in cost of sales, in the first six months of fiscal 2007, compared with $6.1 million in the first six months of fiscal 2006, due to acquisitions not applicable in the corresponding period of fiscal 2006, primarily @Road. As of June 29, 2007, future amortization of intangible assets is expected to be $19.8 million during the last half of fiscal 2007, $39.3 million during 2008, $36.3 million during 2009, $34.0 million during 2010, $28.7 million during 2011, and $44.6 million thereafter.

In-Process Research and Development

We recorded in-process research and development (IPR&D) expense of $0 and $2.1 million related to acquisitions during the three and six months ended June 29, 2007, respectively, compared with $1.0 million in the corresponding periods in 2006.  At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. The value of the IPR&D was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Accordingly, the value assigned to these IPR&D amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Restructuring Charges

For the three and six months ended June 29, 2007, we recorded $0.3 million and $3.0 million, respectively within our consolidated condensed statements of income as “Restructuring charges” for the acceleration of vesting of employee stock options related to certain @Road terminated employees, of which $1.4 million was settled in cash and $1.6 million was settled in stock.

For the six month period ended June 29, 2007, we accrued $3.6 million of severance and benefits related to the acquisition of @Road.  These restructuring costs were recorded in accordance with EITF Issue 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”  During the six months ended June 29, 2007, we paid $2.0 million against this reserve.  The remaining restructuring accrual of $1.6 million as of June 29, 2007 is included in Accrued liabilities in our Condensed Consolidated Balance Sheet and is expected to be paid by the end of fiscal 2007.

Non-operating Income, Net

The components of non-operating income, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
(In thousands)

Interest income	$593	$763	$1,837	$1,275
Interest expense	(2,459)	(165)	(3,860)	(243)
Foreign currency transaction gain (loss), net	(430)	334	(73)	927
Income from joint ventures	2,080	1,575	4,502	3,191
Other income, net	487	18	722	182
Total non-operating income, net	$271	$2,525	$3,128	$5,332

Non-operating income, net, decreased $2.3 million or 89% for second quarter of fiscal 2007, compared with the corresponding period in fiscal 2007, primarily due to a $2.3 million increase in interest expense due to an increase in debt associated with the @Road acquisition and a $0.8 million change in foreign currency transactions due to fluctuations in the U.S. to Canadian currencies, partially offset by increased profits from our CTCT joint venture.

Non-operating income, net, decreased by $2.2 million or 41% during the first six months of fiscal 2007, compared with the corresponding period in fiscal 2006, due to a $3.6 million increase in interest expense due to an increase in debt associated with the @Road acquisition, and a $1.0 million change in foreign currency transactions due to fluctuations in the U.S. to Canadian currencies, partially offset by an increase in interest income due to higher average cash balances during the six month period and increased profits from our CTCT joint venture.

Income Tax Provision

Our income tax provision reflects a tax rate of 37.7% and 35.2% for the quarter and six months ended June 29, 2007, respectively.  The tax rates for the comparable periods in fiscal 2006 were 30.8% and 29.5%, respectively. The 2007 rates are higher than the 2006 rates  due to contingency releases in 2006 as a result of favorable tax audits in several foreign jurisdictions, a reduction in benefits from operations in foreign jurisdictions, which are subject to a lower effective tax rate than the U.S., and the expiration of the Extraterritorial Income Exclusion (ETI) deduction.

* We anticipate an annual estimated effective tax rate of 38.0% for fiscal year 2007. The tax rate could be affected by several factors including stock option activity, geographic mix of our pre-tax income, legislative changes, changes to our existing valuation allowance(s) or contingent tax liabilities, and/or discrete quarterly events.

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

LIQUIDITY AND CAPITAL RESOURCES

As of	June 29, 2007	December 29, 2006
(In thousands)

Cash and cash equivalents	$73,760	$129,621
Total debt	$122,989	$481

Six Months Ended	June 29, 2007	June 30, 2006
(In thousands)

Cash provided by operating activities	$86,457	$59,369
Cash used in investing activities	$(283,054)	$(49,080)
Cash provided by financing activities	$144,173	$21,155
Effect of exchange rate changes on cash and cash equivalents	$(3,437)	$2,429
Net increase (decrease) in cash and cash equivalents	$(55,861)	$33,873

Cash and Cash Equivalents

As of June 29, 2007, cash and cash equivalents totaled $73.8 million compared to $129.6 million at December 30, 2006. For the first six months of fiscal 2007, cash provided by operating activities was $86.5 million, compared to $59.4 million in cash provided by operating activities during the first six months of fiscal 2006. This increase of $27.1 million was primarily driven by an increase in net income before non-cash depreciation and amortization expenses, in-process research write-offs, and non-cash restructuring related to the @Road acquisition.

* Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital.

We used $283.1 million in net cash for investing activities during the first six months of 2007, compared to $49.1 million during the first six months of 2006.  The increase was primarily attributable to cash used for the @Road acquisition.

We generated $144.2 million in net cash from financing activities in the first six months of 2007, compared to $21.2 million during the first six months of 2006, primarily related to debt incurred for the @Road acquisition.

* We believe that our cash and cash equivalents, together with our revolving credit facilities will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

Accounts Receivable and Inventory Metrics

	June 29,	December 29
As of	2007	2006

Accounts receivable days sales outstanding	56	58
Inventory turns per year	4.3	4.1

Our accounts receivable days for sales outstanding improved to 56 days at June 29, 2007, from 58 days at December 29, 2006.  The decrease is primarily due to increased collection efforts and our improvement in the monitoring of outstanding receivables. Our inventory turns increased to 4.3 turns for the first six months of fiscal 2007 due to operational efficiencies.

Debt

At June 29, 2007, our total debt was approximately $123.0 million compared to $0.5 million as of December 29, 2006, attributable to debt incurred for the @Road acquisition.

On February 16, 2007, we amended and restated our existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, we exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for swing line loans. During the three months ended March 30, 2007, we drew down $150 million on the 2007 Credit Facility. In addition, we incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which will mature concurrently with the revolving credit line.  The term loan will be repaid in quarterly installments, with principal being amortized at the following annual rates: year 1 at 10%, year 2 at 15%, year 3 at 15%, year 4 at 20%, year 5 at 20%, and the last quarterly payment to be made at maturity, together with a final payment of 20%. The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.   The funds available under the new 2007 Credit Facility may be used by us for acquisitions and general corporate purposes.

As of June 29, 2007, we had $25.0 million drawn on the revolving credit line and a $97.5 million term loan outstanding.  As of June 29, 2007, we were in compliance with all financial debt covenants.

Contractual Obligations

The following table summarizes our contractual obligations at June 29, 2007:

	Payments Due In
	Total Payments Due	Fiscal 2007 (1)	Fiscal 2008 and 2009	Fiscal 2010 and 2011	Thereafter
(in thousands)

Total debt excluding interest (2)	$122,989	$5,000	$29,239	$38,750	$50,000
Operating leases	51,299	8,312	23,985	14,235	4,767
Other purchase obligations and commitments	28,914	28,914	-	-	-

Total	$203,202	$42,226	$53,224	$52,985	$54,767

(1) Represents obligations for the last two quarters of fiscal 2007.

(2) We may borrow funds under the 2007 Credit Facility in U.S. Dollars or in certain other currencies, and will bear interest, at our option, at either: (i) a base rate, based on the administrative agent's prime rate, plus a margin of between 0% and 0.125%, depending on our leverage ratio as of its most recently ended fiscal quarter, or (ii) a reserve-adjusted rate based on the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Stockholm Interbank Offered Rate (STIBOR), or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.625% and 1.125%, depending on our leverage ratio as of the most recently ended fiscal quarter. Our obligations under the 2007 Credit Facility are guaranteed by certain of our domestic subsidiaries.

Total debt consists of a term loan, a revolving line of credit, and government loans to foreign subsidiaries. (See Note 9 in the Condensed Consolidated Financial Statements for further financial information regarding long-term debt)

Other purchase obligations and commitments represent open non-cancelable purchase orders for material purchases with our vendors. Purchase obligations exclude agreements that are cancelable without penalty.  Our pension obligation which is not included in the table above, is included in “Other current liablities” and “Other non-current liabilities” on our Condensed Consolidated Balance Sheets.  Additionally, as of June 29, 2007, we had acquisition earn-outs of $10.6 million and holdbacks of $8.5 million recorded in “Other current liabilities” and “Other non-current liabilities.”  The maximum remaining payments, including the $10.6 million and $8.5 million recorded, will not exceed $68.4 million.  The remaining earn-outs and holdbacks are payable through 2009.

Trimble adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on December 30, 2006.  A total (net of the Federal benefit on state issues and interest and/or penalty amounts) of $20.4 million represents the FIN 48 liability at June 29, 2007.  At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with respective tax authorities regarding this liability.

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

Market Interest Rate Risk

We are exposed to market risk due to the possibility of changing  interest rates under our senior secured  credit  facilities.  Our credit  facilities are comprised  of an unsecured revolving credit agreement with a maturity date of February 2012, and a five-year  term loan which will mature concurrently with the revolving credit line.  We may borrow funds under the revolving credit agreement in U.S. Dollars or in certain other currencies, and borrowings will bear interest, at our option, at either: (i) a base rate, based on the administrative agent's prime rate, plus a margin of between 0% and 0.125%, depending on our leverage ratio as of its most recently ended fiscal quarter, or (ii) a reserve-adjusted rate based on the London Interbank Offered Rate (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”), Stockholm Interbank Offered Rate (“STIBOR”), or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.625% and 1.125%, depending on our leverage ratio as of the most recently ended fiscal quarter.

As of  June 29, 2007,  the outstanding principal balances on the revolving credit facility and the term loan are $25.0 million and $97.5 million, respectively.  A  hypothetical  10%  increase in the three-month LIBOR rates could result in approximately $657,000 annual  increase in interest expense on the existing principal balances.

     * The  hypothetical  changes and  assumptions  made above will be different from what actually occurs in the future.  Furthermore,  the  computations do not anticipate  actions that may be taken by our management  should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

Foreign Currency Exchange Rate Risk

There have been no changes to our foreign currency exchange rate risk assessment.  Refer to our 2006 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

The management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2006 @Road Internal Control Matter

On February 16, 2007, we completed the acquisition of @Road.  For fiscal year 2006, a material weakness was identified in @Road's internal controls over accounting for revenue recognition.  @Road's material weakness had no material impact on our Condensed consolidated financial statements as of and for the three and six months ended, June 29, 2007, and did not result in any changes which materially affected or are reasonably likely to materially affect our internal control over financial reporting.  The historical results reported for @Road in our Form 8-K/A filed on April 30, 2007 continue to be fairly stated.

PART II.                      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on our overall financial position, results of operations, or liquidity.

ITEM 1A.  RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included under “Risk and Uncertainties” in Item 1A of Part I of our 2006 Annual Report on Form 10-K and is incorporated herein by reference.  There have been no material changes to the risk factor disclosure since our 2006 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 5, 2007, we issued 243,999 shares of our common stock to a warrant holder pursuant to the exercise of the warrant held by such warrant holder.  On April 12, 2007, we issued 244,128 shares of our common stock to a warrant holder pursuant to the exercise of the warrant held by such warrant holder.  The holders of such warrants exercised their warrants on a cashless basis by surrendering their right to purchase a portion of the shares of common stock based on a value of $26.98 and $27.044 per share, respectively, representing the average closing price of our common stock on the ten-day period prior to the exercise date.  In connection with these cashless exercises of warrants, the warrants were surrendered and no underwriting discounts or commissions were paid.  We offered and sold the common stock issued in connection with these cashless exercises of warrants in reliance on the exemption from registration for exchanges of securities with existing security holders by virtue of Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company's annual meeting of shareholders, (the “Annual Meeting”), was held at the Hyatt Regency Hotel, located at 5101 Great America Parkway, Santa Clara, California 95054, on May 17, 2007.

(b) At the Annual Meeting, an election of directors was held, with the following individuals being elected to the Company's Board of Directors.

	VOTE FOR	WITHHELD
Steven W. Berglund	109,275,039	2,469,502
Robert S. Cooper	100,923,540	10,821,000
John B. Goodrich	108,488,278	3,256,262
William Hart	109,026,013	2,718,528
Ulf J. Johansson	109,922,929	1,821,611
Bradford W. Parkinson	85,494,129	26,250,412
Nickolas W. Vande Steeg	109,691,468	2,053,072

(c) Other matters voted upon at the Annual Meeting and the results of the voting with respect to each such matter were as follows:

2.	To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the current fiscal year ending December 28, 2007.

FOR	AGAINST	ABSTAIN
109,387,668	2,286,201	70,671

ITEM 6.  EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (5)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (6)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (10)
3.8	Bylaws of the Company, amended and restated through July 20, 2006. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (7)
4.4	Form of Warrant dated April 12, 2002. (4)
10.1	@Road, Inc. 2000 Stock Option Plan. (9)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2007. (11)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2007. (11)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2007. (11)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2007. (11)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(5)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(6)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(7)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(9)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(10)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

DATE: August 7, 2007

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (5)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (6)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (10)
3.8	Bylaws of the Company, amended and restated through July 20, 2006. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (7)
4.4	Form of Warrant dated April 12, 2002. (4)
10.1	@Road, Inc. 2000 Stock Option Plan. (9)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2007. (11)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2007. (11)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2007. (11)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2007. (11)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(5)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(6)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(7)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(9)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(10)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(11)	Filed herewith.