Form 10-Q
period 2007-09-28
TRIMBLE NAVIGATION LTD /CA/
filed 2007-11-05
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2007

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

As of October 31, 2007 there were 121,292,087 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended September 28, 2007

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 28,	December 29,
	2007	2006
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$84,072	$129,621
Accounts receivable, net	242,589	177,054
Other receivables	10,677	6,014
Inventories, net	142,158	112,552
Other current assets	57,211	38,931
Total current assets	536,707	464,172
Property and equipment, net	51,667	47,998
Goodwill	669,608	374,510
Other purchased intangible assets, net	195,459	67,172
Other non-current assets	51,092	29,625
Total assets	$1,504,533	$983,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$167	$--
Accounts payable	63,358	49,194
Deferred revenue	53,598	28,060
Deferred income taxes	5,234	4,525
Income taxes payable	33,178	23,814
Other current liabilities	88,113	80,586
Total current liabilities	243,648	186,179
Non-current portion of long-term debt	80,923	481
Non-current deferred revenue	11,988	--
Deferred income taxes	39,907	21,633
Other non-current liabilities	55,475	27,519
Total liabilities	431,941	235,812

Commitments and contingencies

Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	--	--
Common stock, no par value; 180,000 shares authorized; 121,110 and 111,718 shares issued and outstanding at September 28, 2007 and December 29, 2006, respectively	650,454	435,371
Retained earnings	362,266	271,183
Accumulated other comprehensive income	59,872	41,111
Total shareholders' equity	1,072,592	747,665
Total liabilities and shareholders' equity	$1,504,533	$983,477

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
(In thousands, except per share data)

Revenue (1)	$296,023	$234,851	$909,487	$706,030
Cost of sales (1)	149,083	118,660	452,248	360,721
Gross margin	146,940	116,191	457,239	345,309

Operating expenses
Research and development	31,707	25,180	96,737	77,234
Sales and marketing	45,274	34,902	134,967	103,356
General and administrative	21,262	17,981	67,182	50,016
Restructuring charges	-	-	3,025	-
Amortization of purchased intangible assets	4,911	1,747	14,212	5,639
In-process research and development	-	50	2,112	1,000
Total operating expenses	103,154	79,860	318,235	237,245
Operating income	43,786	36,331	139,004	108,064
Non-operating income, net
Interest income	770	1,402	2,607	2,677
Interest expense	(1,616)	(87)	(5,476)	(330)
Income from joint ventures	1,943	1,047	6,445	4,238
Other income, net	(8)	295	641	1,404
Total non-operating income, net	1,089	2,657	4,217	7,989
Income before taxes	44,875	38,988	143,221	116,053
Income tax provision	17,501	13,646	52,138	36,380
Net income	$27,374	$25,342	$91,083	$79,673

Basic earnings per share	$0.23	$0.23	$0.77	$0.73
Shares used in calculating basic earnings per share	120,591	110,678	118,553	109,618

Diluted earnings per share	$0.22	$0.22	$0.74	$0.69
Shares used in calculating diluted earnings per share	125,687	116,986	123,691	115,854

(1) Sales to related parties were $6.5 million and $5.2 million for the three months ended September 28, 2007 and September 29, 2006, respectively, with associated cost of sales to those related parties of $4.8 million and $3.5 million, respectively.  Sales to related parties were $18.3 million and $15.6 million for the nine months ended September 28, 2007 and September 29, 2006, respectively, with associated cost of sales to those related parties of $12.6 million and $9.7 million, respectively. In addition, cost of sales associated with related party net inventory purchases was $5.6 million and $5.0 million for the three months ended September 28, 2007 and September 29, 2006, respectively, and $19.8 million and $16.1 million for the nine months ended September 28, 2007 and September 29, 2006, respectively. See Note 5 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 28,	September 29,
	2007	2006
(In thousands)

Cash flow from operating activities:
Net income	$91,083	$79,673
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	12,733	9,939
Amortization expense	28,615	9,082
Provision for doubtful accounts	684	181
Amortization of debt issuance cost	162	135
Deferred income taxes	(6,547)	(355)
Non-cash restructuring charges	1,725	-
Stock-based compensation	10,949	9,437
In-process research and development	2,112	1,000
Equity gain from joint venture	(6,445)	(4,238)
Excess tax benefit for stock-based compensation	(13,283)	(8,088)
Provision for excess and obsolete inventories	3,513	5,830
Other non-cash items	144	131
Add decrease (increase) in assets:
Accounts receivable	(42,971)	(19,829)
Other receivables	4,619	1,615
Inventories	(15,512)	(9,110)
Other current and non-current assets	6,353	(7,371)
Add increase (decrease) in liabilities:
Accounts payable	(7,518)	(6,250)
Accrued liabilities	(832)	4,760
Deferred revenue	25,989	9,499
Income taxes payable	33,511	7,482
Net cash provided by operating activities	129,084	83,523

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(285,523)	(43,167)
Acquisitions of property and equipment	(9,208)	(13,966)
Dividends received	2,888	2,244
Other	361	(16)
Net cash used in investing activities	(291,482)	(54,905)

Cash flow from financing activities:
Issuances of common stock	27,830	24,134
Excess tax benefit for stock-based compensation	13,283	8,088
Proceeds from long-term debt and revolving credit lines	250,000	-
Payments on long-term debt and revolving credit lines	(170,037)	-
Other	-	(911)
Net cash provided by financing activities	121,076	31,311

Effect of exchange rate changes on cash and cash equivalents	(4,227)	2,620

Net increase (decrease) in cash and cash equivalents	(45,549)	62,549
Cash and cash equivalents, beginning of period	129,621	73,853
Cash and cash equivalents, end of period	$84,072	$136,402

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

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2006 was December 29. The third fiscal quarters of 2007 and 2006 ended on September 28, 2007 and September 29, 2006, respectively. Fiscal 2007 and 2006 are 52-week years. Unless otherwise stated, all dates refer to its fiscal year and fiscal periods.

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

The accompanying financial data as of September 28, 2007 and for the three and nine months ended September 28, 2007 and September 29, 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of September 28, 2007, results of operations for the three and nine months ended September 28, 2007 and September 29, 2006 and cash flows for the nine months ended September 28, 2007 and September 29, 2006, as applicable, have been made. The results of operations for the three and nine months ended September 28, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.   Individual segment revenue may be affected by seasonal buying patterns.

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

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the Company’s significant accounting polices during the nine months ended September 28, 2007 from those disclosed in the Company’s 2006 Form 10-K.  However, the Company is providing updated disclosures surrounding certain accounting policies, as provided below.

Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, shipment has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

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

Revenue for orders are not recognized until the product is shipped and title has transferred to the buyer. The Company bears all costs and risks of loss or damage to the goods up to that point. The Company’s shipment terms for U.S. orders and international orders fulfilled from the Company’s European distribution center typically provide that title passes to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, the Company may choose within the place or range stipulated where the carrier will take the goods into carrier’s charge. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer.  Shipping and handling costs are included in the cost of goods sold.

Revenue to distributors and resellers is recognized upon shipment, assuming all other criteria for revenue recognition have been met. Distributors and resellers do not have a right of return.

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

In accordance with EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when a non-software sale involves multiple elements the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element is met.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include decline in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required.

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

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006 are as follows:

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

The Company paid approximately $327.3 million in cash from debt and existing cash, and issued approximately 5.9 million shares of the Company’s common stock based on an exchange ratio of 0.0893 shares of the Company’s common stock for each outstanding share of @Road common stock as of February 16, 2007. The common stock issued had a fair value of $161.9 million and was valued using the average closing price of the Company’s common stock of $27.69 over a range of two trading days (February 14, 2007 through February 15, 2007) prior to, and including, the close date (February 16, 2007) of the transaction, which is also the date that the amount of the Company’s shares to be issued in accordance with the merger agreement was settled. The total purchase price is estimated as follows (in thousands):
Cash consideration	$327,370
Common stock consideration	161,947
Merger costs *	5,698
Total Purchase price	$495,015
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

The total preliminary purchase price has been allocated as follows (in thousands):

Value to be allocated to assets, based upon merger consideration	$495,015
Less: value of @Road’s assets acquired:
Net tangible assets acquired	139,884

Amortizable intangibles assets:
Developed product technology	66,600
Customer relationships	75,300
Trademarks and tradenames	5,200
Subtotal	147,100

In-process research and development	2,100
Deferred tax liability	(56,855)
Goodwill	$262,786

Net Tangible Assets

As of
February 16,
(in thousands)	2007
Cash and cash equivalents	$74,729
Accounts receivable, net	14,255
Other receivables	8,774
Inventory	15,272
Other current assets	11,953
Property and equipment, net	5,854
Deferred tax asset	42,471
Other non-current assets	8,111

Total assets acquired	$181,419

Accounts payable	19,285
Deferred revenue	7,365
Other accrued liabilities	14,885

Total liabilities assumed	$41,535

Total net assets acquired	$139,884

The Company reviewed and adjusted @Road's net tangible assets and liabilities to fair value, as necessary, as of February 16, 2007, including the following adjustments:

Fixed assets – the Company decreased @Road's historical value of fixed assets by $2.1 million to adjust fixed assets to an amount equivalent to fair value.

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

Other receivables and non-current assets – Other receivables and non-current assets were increased by $15.4 million to adjust for the fair value of future cash collections from customer contracts assumed for products delivered prior to the acquisition date.   As the products were delivered prior to the acquisition date, revenue is not recognizable in the Company’s Condensed Consolidated Statements of Income.

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

Restructuring

Liabilities related to restructuring @Road's operations that meet the requirements of EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” have been recorded as adjustments to the purchase price and an increase in goodwill. Liabilities related to restructuring the Company's operations have been recorded as expenses in the Company's Condensed Consolidated Statements of Income in the period that the costs are incurred.

The Company is in the process of finalizing the total restructuring liability related to the @Road acquisition.  See Note 12 to the Condensed Consolidated Financial Statements for additional information.

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

Pro-Forma Results

The following table presents pro-forma results of operations of the Company and @Road, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro-forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on December 30, 2005 or of future results.  Included in the pro-forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 16, 2007 and adjustments for interest expense related to debt and stock options assumed as part of the merger consideration.

The Company excluded the effect of non-recurring items for all periods presented as the impact is short-term in nature. The pro-forma information is as follows:

	Three Months Ended	Nine Months Ended
	September 29,	September 28,	September 29,
	2006 (b)	2007 (a)	2006 (b)
(in thousands, except per share data)
Pro-forma revenue	$254,728	$918,961	$762,186
Pro-forma net income	16,496	82,639	53,464
Pro-forma basic net income per share	$0.14	$0.68	$0.46
Pro-forma diluted net income per share	$0.13	$0.66	$0.44

(a)
The pro-forma results of operations represent the Company’s results for the nine months ended September 28, 2007, including @Road beginning from February 17, 2007, and @Road historical results and pro-forma adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 16, 2007 for the beginning of @Road’s first quarter of fiscal 2007 to February 16, 2007.  Pro-forma revenue includes a $1.4 million decrease due to deferred revenue write-downs and customer contracts where the product was delivered prior to the acquisition date.   Pro-forma net income includes revenue write-downs and related deferred cost of sales write-downs of $0.1 million, amortization of intangible assets related to the acquisition of $2.8 million, interest expense for debt used to purchase @Road of $1.4 million, and stock-based compensation for @Road options assumed of $0.2 million.

(b)
The pro-forma results of operations represent the Company’s results for the three and nine months ended September 29, 2006, including @Road’s historical results and  pro-forma adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 16, 2007 for the three and nine months ending September 29, 2006.  Pro-forma revenue for the three and nine months ended September 29, 2006 includes a $5.3 million and $16.9 million decrease, respectively, due to deferred revenue write-downs and customer contracts for which the product was delivered prior to the acquisition date.  Pro-forma net income for the three and nine months ended September 29, 2006 includes revenue write-downs and related deferred cost of sales write-downs of $0.6 million and $2.5 million, respectively, amortization of intangible assets related to the acquisition of $4.6 million and $13.7 million, respectively, interest expense for debt used to purchase @Road of $2.8 million and $8.4 million, respectively, and stock-based compensation for @Road options assumed of $0.2 million and $0.6 million, respectively.

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

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Consolidated Condensed Statements of Income in accordance with SFAS 123(R) for the three and nine months ended September 28, 2007 and September 29, 2006.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
(in thousands)
Cost of sales	$469	$285	$1,240	$881
Research and development	868	620	2,619	1,926
Sales and marketing	1,059	663	2,800	2,115
General and administrative	1,408	1,380	4,290	4,515
Total operating expenses	3,335	2,663	9,709	8,556
Total stock-based compensation expense	3,804	2,948	10,949	9,437
Tax benefit (1)	294	(263)	(574)	(851)
Total stock-based compensation expense, net of tax	$4,098	$2,685	$10,375	$8,586

(1) Tax benefit related to U.S. non-qualified options only, as allowed by the applicable tax requirements using the statutory tax rate for the respective periods.

Options

Stock option expense recognized during the period is based on the value of the portion of the stock option that is expected to vest during the period. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The Black-Scholes model was used to value those options granted prior to the fourth quarter of fiscal 2005.  Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted for the three and nine months ended September 28, 2007 and September 29, 2006, the following assumptions were used:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Expected dividend yield	--	--	--	--
Expected stock price volatility	37.0%	42.7%	37.2%	42.2%
Risk free interest rate	4.4%	5.1%	4.5%	4.7%
Expected life of options after vesting	3.9 years	4.7 years	3.9 years	4.6 years

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

NOTE 5. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Condensed Consolidated Statements of Income.   During the three and nine months ended September 28, 2007, the Company recorded $1.6 million and $6.1 million, respectively, as its proportionate share of CTCT net income.  During the comparable periods of 2006 the Company recorded $0.8 million and $3.8 million, respectively, as its proportionate share of CTCT net income.  The carrying amount of the investment in CTCT was $7.9 million at September 28, 2007 and $4.1 million at December 29, 2006, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at direct cost plus a mark-up for the Company’s overhead costs to CTCT. CTCT then resells products at cost plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. Generally, the Company sells products through its after-market dealer channel, and Caterpillar sells products for factory and dealer installation. CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company.  During the three and nine months ended September 28, 2007, the Company recorded $3.9 million and $8.8 million of revenue, respectively, and $3.4 million and $7.8 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel.  During the comparable three and nine month periods of fiscal 2006, the Company recorded $2.0 million and $6.3 million of revenue, respectively, and $1.8 million and $5.5 million of cost of sales, respectively.   In addition, during the three and nine months ended September 28, 2007, the Company recorded $5.6 million and $19.8 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.  The comparable net cost of sales recorded by the Company for the three and nine months ended September 29, 2006 were $5.0 million and $16.1 million, respectively.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $3.7 million and $10.0 million for the three and nine months ended September 28, 2007, respectively, and totaling $3.3 million and $10.2 million for the three and nine months ended September 29, 2006, respectively.  The reimbursements were offset against operating expenses.

At September 28, 2007 and December 29, 2006, the Company had amounts due to and from CTCT.  Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties.  The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets.  At September 28, 2007 and December 29, 2006, the receivables from CTCT were $5.7 million and $4.7 million, respectively, and are included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets.  As of the same dates, the payables due to CTCT were $5.0 million and $4.4 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Condensed Consolidated Statements of Income.  During the three and nine month periods ended September 28, 2007, the Company recorded a profit of $0.4 million and a profit of $0.4 million, respectively, and during the three and nine month periods ended September 29, 2006, the Company recorded a profit of $0.2 million and a profit of $0.4 million, respectively, as its proportionate share of Nikon-Trimble net income (loss).  During the nine months ended September 28, 2007 and September 29, 2006, dividends received from Nikon-Trimble, amounted to $0.6 million and $0.2 million, and were recorded against Other non-current assets on the Condensed Consolidated Balance Sheets.  The carrying amount of the investment in Nikon-Trimble was $13.6 million at September 28, 2007 and $14.0 million at December 29, 2006, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products. The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer. Profits from these inter-company sales are eliminated.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company.  During the three and nine month periods ended September 28, 2007, the Company recorded $2.6 million and $9.4 million of revenue and $1.4 million and $4.8 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. During the three and nine month periods ended September 29, 2006, the Company recorded $3.2 million and $9.3 million of revenue and $1.7 million and $4.2 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble.

At September 28, 2007 and December 29, 2006, the Company had amounts due to and from Nikon-Trimble.  Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties.  The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheet. At September 28, 2007 and December 29, 2006, the amounts due from Nikon-Trimble were $2.5 million and $1.5 million, respectively, and are included within Accounts receivable, net on the Condensed Consolidated Balance Sheets.  During the comparable periods, the amounts due to Nikon-Trimble were $4.7 million and $1.1 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:
	September 28, 2007

	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$137,523	$(36,624)	$100,899
Trade names and trademarks	7,708	(1,363)	6,345
Patents and other intellectual properties	109,966	(21,751)	88,215
	$255,197	$(59,738)	$195,459

	December 29, 2006

	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$92,430	$(38,604)	$53,826
Trade names and trademarks	11,845	(10,687)	1,158
Patents and other intellectual properties	25,845	(13,657)	12,188
	$130,120	$(62,948)	$67,172

The estimated future amortization expense of intangible assets as of September 28, 2007, is as follows (in thousands):

Amortization Expense
2007 (Remaining)	$10,024
2008	40,313
2009	36,590
2010	34,372
2011	28,755
Thereafter	45,405
Total	$195,459

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 28, 2007, are as follows (in thousands):

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
Balance as of December 29, 2006	$296,597	$1,517	$63,430	$12,966	$374,510
Additions due to acquisitions	9,857	--	262,786	--	272,643
Purchase price adjustments	4,591	39	6,994	--	11,624
Foreign currency translation adjustments	6,958	--	1,778	2,095	10,831
Balance as of September 28, 2007	$318,003	$1,556	$334,988	$15,061	$669,608

The purchase price adjustments recorded during the nine months ended September 28, 2007 are for earn-out payments related to previous business acquisitions.

NOTE 7. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

	September 28,	December 29,
As of	2007	2006
(in thousands)
Raw materials	$66,850	$66,853
Work-in-process	12,146	6,181
Finished goods	63,162	39,518
Total inventory, net	$142,158	$112,552

Deferred costs of revenue are included within finished goods and were $11.0 million at September 28, 2007 and $2.9 million at December 29, 2006, of which $8.0 million and none, respectively, are related to products that include services and will be recognized ratably over the term of the subscription period.

Other non-current liabilities consisted of the following:

	September 28,	December 29,
As of	2007	2006
(in thousands)
Deferred compensation	$8,568	$5,887
Unrecognized tax benefits	24,069	--
Other non-current liabilities	22,838	21,632
Total other non-current liabilities	$55,475	$27,519

As of September 28, 2007, the Company has $24.1 million of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods and interest and/or penalties related to income tax matters.  As of December 29, 2006 these balances were included in Income taxes payable on the Condensed Consolidated Balance Sheets.  Pursuant to the requirements of FIN 48, as of September 28, 2007, these liabilities are classified in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

•
Field Solutions — Consists of products that provide solutions in a variety of agriculture and geographic information systems (GIS) applications. In agriculture these include precise land leveling and machine guidance systems. In GIS these include handheld devices and software that enable the collection of data on assets for a variety of governmental and private entities.

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

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(In thousands)

Three Months Ended September 28, 2007
Segment revenue	$182,135	$44,763	$39,204	$29,921	$296,023
Operating income	42,824	11,931	2,855	4,893	62,503

Three Months Ended September 29, 2006
Segment revenue	$162,370	$29,236	$16,426	$26,819	$234,851
Operating income	38,337	5,634	1,125	4,113	49,209

Nine months Ended September 28, 2007
Segment revenue	$556,592	$150,998	$109,988	$91,909	$909,487
Operating income	137,359	46,957	6,771	13,620	204,707

Nine months Ended September 29, 2006
Segment revenue	$477,145	$108,599	$43,884	$76,402	$706,030
Operating income	103,519	30,841	1,722	8,679	144,761

As of September 28, 2007
Accounts receivable (1)	$162,810	$33,048	$36,836	$19,788	$252,482
Inventories	89,846	11,872	19,993	20,447	142,158

As of December 29, 2006
Accounts receivable (1)	$127,567	$21,016	$15,630	$16,474	$180,687
Inventories	82,827	10,946	1,666	17,113	112,552

(1)	As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

	September 28,	December 29,
As of	2007	2006
(in thousands)
Assets:
Accounts receivable total for reporting segments	$252,482	$180,687
Unallocated (1)	(9,893)	(3,633)
Total	$242,589	$177,054

(1)  Includes trade-related accruals, allowances and cash received in advance that are not allocated by segment.

The distribution of the Company’s consolidated revenue by segment is summarized in the table below.  Total consolidated revenue presented in the Condensed Consolidated Statements of Income is reported net of eliminations of internal sales between segments, and equals revenue.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
(In thousands)

Engineering and Construction	$184,414	$164,387	$562,076	$480,947
Field Solutions	44,763	29,236	150,998	108,599
Mobile Solutions	39,205	16,426	109,988	43,884
Advanced Devices	29,924	26,823	91,922	76,408
Total segment revenue (including internal sales)	298,306	236,872	914,984	709,838
Eliminations	(2,283)	(2,021)	(5,497)	(3,808)
Total consolidated revenue	$296,023	$234,851	$909,487	$706,030

A reconciliation of our consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 28	September 29,	September 28,	September 29,
	2007	2006	2007	2006
(In thousands)

Consolidated segment operating income	$62,503	$49,209	$204,707	$144,761
Unallocated corporate expense	(8,543)	(9,953)	(32,065)	(26,742)
Amortization of purchased intangible assets	(10,174)	(2,875)	(28,501)	(8,955)
In-process research and development expense	--	(50)	(2,112)	(1,000)
Restructuring charges	--	--	(3,025)	--
Consolidated operating income	43,786	36,331	139,004	108,064
Non-operating income (expense), net	1,089	2,657	4,217	7,989
Consolidated income before income taxes	$44,875	$38,988	$143,221	$116,053

NOTE 9. LONG TERM DEBT, COMMITMENTS AND CONTINGENCIES

Long-term debt consisted of the following:

	September 28,	December 29,
As of	2007	2006
(In thousands)

Credit Facilities:
Term loan	$80,167	$-
Revolving credit facility	-	-
Promissory notes and other	923	481
Total debt	81,090	481

Less current portion of long-term debt	167	-
Non-current portion	$80,923	$481

Credit Facilities

On February 16, 2007, the Company amended and restated its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for swing line loans. During the nine months ended September 28, 2007, the Company drew $150 million related to the acquisition of @Road and subsequently paid down the entire revolving credit line.

In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which will mature concurrently with the revolving credit line.  The term loan will be repaid in at least quarterly installments, with the principal amortized at the following annual rates: year 1 at 10%, year 2 at 15%, year 3 at 15%, year 4 at 20%, year 5 at 20%, and the last quarterly payment to be made at maturity, together with a final payment of 20%.  The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.  The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions and general corporate purposes.

At September 28, 2007, the Company did not have an outstanding balance on the revolving credit line and $80.2 million of outstanding term loans, including all other worldwide credit facilities.  The Company was in compliance with all financial debt covenants.

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

Leases

The estimated future minimum operating lease commitments as of September 28, 2007, is as follows (in thousands):

2007 (Remaining)	$4,586
2008	14,689
2009	11,638
2010	9,222
2011	6,310
Thereafter	5,560
Total	$52,005

Additionally, as of September 28, 2007, the Company had acquisition earn-outs of $11.7 million and holdbacks of $6.3 million recorded in “Other current liabilities” and “Other non-current liabilities.”  The maximum remaining payments, including the $11.7 million and $6.3 million recorded, will not exceed $66.2 million.  The remaining earn-outs and holdbacks are payable through 2009.

NOTE 10. PRODUCT WARRANTIES

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on the Company's behalf.  The Company’s expected future costs are primarily estimated based upon historical trends in the volume of product returns within the warranty period and the costs to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to three years, and in some instances up to 5.5 years.

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

Changes in the Company’s product warranty liability during the nine months ended September 28, 2007 are as follows:

(In thousands)
Balance as of December 29, 2006	$8,607
Accruals for warranties issued	11,355
Changes in estimates	--
Warranty settlements (in cash or in kind)	(9,669)
Balance as of September 28, 2007	$10,293

The product warranty liability is classified in Other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 11. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
(In thousands, except per share amounts)

Numerator:
Income available to common shareholders:
Used in basic and diluted earnings per share	$27,374	$25,342	$91,083	$79,673

Denominator:
Weighted average number of common shares used in basic earnings per share	120,591	110,678	118,553	109,618
Effect of dilutive securities (using treasury stock method):
Common stock options	5,025	4,990	4,848	5,146
Common stock warrants	71	1,318	290	1,090
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	125,687	116,986	123,691	115,854

Basic earnings per share	$0.23	$0.23	$0.77	$0.73
Diluted earnings per share	$0.22	$0.22	$0.74	$0.69

NOTE 12: RESTRUCTURING CHARGES:

In conjunction with the Company’s acquisition of @Road, it accrued $3.6 million for severance and benefits.  These restructuring costs were recorded in accordance with EITF 95-3 as part of the purchase price with no impact on the Company’s Condensed Consolidated Statements of Income.  During the nine months ended September 28, 2007, the Company paid $2.3 million against this restructuring accrual.  The remaining restructuring accrual of $1.3 million as of September 28, 2007 is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheet and is expected to be settled by the first quarter of fiscal 2008.

The Company also recorded restructuring costs of $3.0 million during the nine months ended September 28, 2007  for charges associated with the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.6 million was recorded as Shareholder’s Equity.  These amounts were recorded in the Company’s Condensed Consolidated Statements of Income for the nine months ended September 28, 2007 under “Restructuring charges.”

NOTE 13: INCOME TAXES

The Company adopted FIN 48 on December 30, 2006, and as a result of the implementation,  the Company had no change to its estimated liability for uncertain tax positions (compared to amounts under SFAS 5, represented in the financial statements for the 2006 year).  A total (net of the federal benefit on state issues) of $21.2 million and $19.1 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods, at September 28, 2007 and December 29, 2006, respectively.   The unrecognized tax benefits are recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets. Furthermore, the Company believes the total amount of unrecognized income tax benefits (under FIN 48) could significantly increase or decrease within the next 12 months of the reporting date, resulting primarily from operational strategies. The amount of the change is not quantifiable at this time.

The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax.  The Company has substantially concluded all U.S. federal and state income tax matters for years through 1992.  Non-U.S. income tax matters have been concluded for years through 2000.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability includes interest and penalties at September 28, 2007 and December 30, 2006, of $2.9 and $2.2 million, respectively, recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 14: COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
(In thousands)

Net income	$27,374	$25,342	$91,083	$79,673
Foreign currency translation adjustments, net of tax	12,662	3,716	18,761	13,455
Net unrealized actuarial losses	(12)	-	(20)	-
Net unrealized gain (loss) on investments	(15)	20	20	6
Comprehensive income	$40,009	$29,078	$109,844	$93,134

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in “Risks and Uncertainties” below and elsewhere in this report as well as in the Company's Annual Report on Form 10-K for fiscal year 2006 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” ”will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.`

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

There have been no changes to our significant accounting policies during the nine months ended September 28, 2007 from those disclosed in our 2006 Form 10-K. However, we are providing updated disclosures surrounding certain accounting policies, as provided below.

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

Revenue Recognition

We recognize product revenue when persuasive evidence of an arrangement exists, shipment has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

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

Revenue for orders are not recognized until the product is shipped and title has transferred to the buyer. We bear all costs and risks of loss or damage to the goods up to that point. Our shipment terms for U.S. orders and international orders fulfilled from our European distribution center typically provide that title passes to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, we may choose within the place or range stipulated where the carrier will take the goods into carrier’s charge. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer.  Shipping and handling costs are included in the cost of goods sold.

Revenue to distributors and resellers is recognized upon shipment, assuming all other criteria for revenue recognition have been met. Distributors and resellers do not have a right of return.

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

In accordance with EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when a non-software sale involves multiple elements the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element is met.

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

Inventory Valuation

Our inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include decline in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required.

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

Our valuation allowance is primarily attributable to  acquisition net operating loss carryforwards.  Valuation allowance amounts are offsets to related deferred tax assets. Management believes that it is more likely than not that we will not realize these deferred tax assets and, accordingly, a valuation allowance has been established for such amounts. When the tax benefits are utilized and the valuation allowance is released, the benefit of the release of the valuation allowance will be accounted for as a credit to goodwill rather than as a reduction of the income tax provision.

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

Warranty Costs

We accrue for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on our behalf. Our expected future costs are primarily estimated based upon historical trends in the volume of product returns within the warranty period and the costs to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to three years, and in some instances up to 5.5 years.

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

As of September 28, 2007, the total future stock option expense is estimated at $25.1 million with a weighted-average recognition period of 1.4 years.

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

Reinforce our position in existing markets

* We believe that our markets provide us with additional, substantial potential for substituting our technology for traditional methods. In the first three quarters of fiscal 2007 we continued to develop new products and to strengthen our distribution channels in order to expand our market opportunity. A number of new products such as the AgGPS® EZ-Guide® 500 system, Juno™ST handheld computer, Spectra Precision® GL412 and 422 grade lasers, Trimble VX™Spatial Station, and Trimble® CCS900 Compaction Control System, strengthened our competitive position and created new value for the user.

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

RECENT BUSINESS DEVELOPMENTS

During the last twelve months, we acquired the following companies and the results of their operation have been combined with our operations from the date of acquisition:

Ingenieurbüro Breining GmbH

On September 19, 2007, we acquired Ingenieurbüro Breining GmbH of Kirchheim, Germany, a provider of customized field data collection and office software solutions for the survey market in Germany. Ingenieurbüro Breining’s performance is reported under our Engineering and Construction business segment.

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

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
($ in thousands)
Total consolidated revenue	$296,023	$234,851	$909,487	$706,030
Gross margin	$146,940	$116,191	$457,239	$345,309
Gross margin %	49.6%	49.5%	50.3%	48.9%
Total consolidated operating income	$43,786	$36,331	$139,004	$108,064
Operating income %	14.8%	15.5%	15.3%	15.3%

Revenue

In the three months ended September 28, 2007, total revenue increased by $61.2 million or 26%, as compared to the same corresponding period in fiscal 2006. The increase resulted from strong revenue growth across all segments. Engineering and Construction revenue increased $19.8 million, Field Solutions increased $15.5 million, Mobile Solutions increased $22.8 million, and Advanced Devices increased $3.1 million, compared to the same corresponding period in fiscal 2006. Revenue growth within these segments was driven by new products, a robust agricultural environment, strong international growth, and acquisitions made in the Engineering and Construction and Mobile Solution segments, partially offset by regional pockets of softness in the U.S. markets.  Acquisitions made during the last twelve months contributed $33.0 million to third fiscal quarter revenue.

In the nine months ended September 28, 2007, total revenue increased by $203.5 million or 29%, as compared to the same corresponding period in fiscal 2006. The increase was primarily due to strong revenue performances across all our segments.  Engineering and Construction revenue increased $79.5 million, Field Solutions increased $42.4 million, Mobile Solutions increased $66.1 million, and Advanced Devices increased $15.5 million, compared to the same corresponding period in fiscal 2006.  Revenue growth within these segments was primarily driven by new products, a robust agricultural environment, strong international growth, as well as the impact of acquisitions of $83.8 million, partially offset by regional pockets of softness in the U.S. markets for the nine months ended September 28, 2007.

During the third fiscal quarter of fiscal 2007, sales to customers in North America represented 56%, Europe represented 25%, Asia Pacific represented 13% and other regions represented 6% of our total revenue. During the same corresponding period in fiscal 2006, sales to customers in North America represented 59%, Europe represented 23%, Asia Pacific represented 12% and other regions represented 6% of our total revenue.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, new product start-up costs, and foreign currency translations.

Gross margin increased by $30.7 million and $111.9 million for the three and nine months ended September 28, 2007 respectively, compared to the corresponding periods in the prior year.  Gross margin as a percentage of total revenue for the three months ended September 28, 2007 was 49.6%, as compared to 49.5% for the three months ended September 29, 2006.  Gross margin as a percentage of total revenue for the nine months ended September 28, 2007 was 50.3%, as compared to 48.9% for the nine months ended September 29, 2006.

The increases in gross margin for the three and nine month periods was driven by an increase in sales of higher-margined products, software and subscription revenue, foreign exchange rate gains, and improved manufacturing utilization, partially offset by higher amortization of purchased intangibles.

Operating Income

Operating income increased by $7.5 million and $30.9 million for the three and nine months ended September 28, 2007 respectively, compared to the corresponding periods in the prior year.  Operating income as a percentage of total revenue was 14.8% for the three months ended September 28, 2007, as compared to 15.5% for the three months ended September 29, 2006. Operating income as a percentage of total revenue was 15.3% for the nine months ended September 28, 2007, as compared to 15.3% for the nine months ended September 29, 2006. The decrease in operating income percentage for the three month period was primarily due to higher amortization of purchased intangibles, partially offset by an increase in revenue and associated gross margin.  The increase in operating income percentage for the nine month periods was due to higher revenue and associated gross margin and software and subscription revenue, offset partially by additional amortization of purchased intangibles.

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

The following table is a breakdown of revenue and operating income by segment (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006

Engineering and Construction
Revenue	$182,135	$162,370	$556,592	$477,145
Segment revenue as a percent of total revenue	62%	69%	61%	68%
Operating income	$42,824	$38,337	$137,359	$103,519
Operating income as a percent of segment revenue	24%	24%	25%	22%
Field Solutions
Revenue	$44,763	$29,236	$150,998	$108,599
Segment revenue as a percent of total revenue	15%	12%	17%	15%
Operating income	$11,931	$5,634	$46,957	$30,841
Operating income as a percent of segment revenue	27%	19%	31%	28%
Mobile Solutions
Revenue	$39,204	$16,426	$109,988	$43,884
Revenue as a percent of total revenue	13%	7%	12%	6%
Operating income	$2,855	$1,125	$6,771	$1,722
Operating income as a percent of segment revenue	7%	7%	6%	4%
Advanced Devices
Revenue	$29,921	$26,819	$91,909	$76,402
Segment revenue as a percent of total revenue	10%	12%	10%	11%
Operating income	$4,893	$4,113	$13,620	$8,679
Operating income as a percent of segment revenue	16%	15%	15%	11%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended		Nine Months Ended
	September 28	September 29,	September 28,	September 29,
	2007	2006	2007	2006
(In thousands)

Consolidated segment operating income	$62,503	$49,209	$204,707	$144,761
Unallocated corporate expense	(8,543)	(9,953)	(32,065)	(26,742)
Amortization of purchased intangible assets	(10,174)	(2,875)	(28,501)	(8,955)
In-process research and development expense	--	(50)	(2,112)	(1,000)
Restructuring charges	--	--	(3,025)	--
Consolidated operating income	43,786	36,331	139,004	108,064
Non-operating income, net	1,089	2,657	4,217	7,989
Consolidated income before income taxes	$44,875	$38,988	$143,221	$116,053

Engineering and Construction

Engineering and Construction revenue increased by $19.8 million or 12% and $79.4 million or 17% for the three and nine months ended September 28, 2007, as compared to the same corresponding periods in fiscal 2006.  Segment operating income increased $4.5 million or 12% and $33.8 million or 33% for the three and nine months ended September 28, 2007, as compared to the same corresponding periods in fiscal 2006.

The revenue growth for both the three and nine months ended September 28, 2007 was driven by strong sales of construction products, strong international markets, acquisitions made during the last twelve months, partially offset by regional pockets of softness in the U.S. markets. In addition, for the three months ended September 29, 2006 segment operating income increased for both the three and nine months ended September 28, 2007 due to higher revenue and higher gross margin.

Field Solutions

Field Solutions revenue increased by $15.5 million or 53% and $42.4 million or 39% for the three and nine months ended September 28, 2007, as compared to the same corresponding periods in fiscal 2006.  Segment operating income increased by $6.3 million or 112% and $16.1 million or 52% for the three and nine months ended September 28, 2007, as compared to the same corresponding periods in fiscal 2006.

Revenue increases for the both the three and nine month periods ended September 28, 2007 were driven by the introduction of new agricultural products and a worldwide robust agricultural market. Operating income increased primarily due to higher revenue and operating expense control.

Mobile Solutions

Mobile Solutions revenue increased by $22.8 million or 139% and $66.1 million or 151% for the three and nine months ended September 28, 2007.  Segment operating income increased $1.7 million or 154% and $5.1 million or 293% for the three and nine months ended September 28, 2007, as compared to the same corresponding periods in fiscal 2006.

Revenue, for the three and nine months ended September 28, 2007, compared to the corresponding periods of fiscal 2006 grew due to increased subscription revenue and the benefit of the @Road acquisition which was not in the corresponding period of fiscal 2006.  Operating income increased for the three and nine months ended September 28, 2007, compared to the corresponding periods of fiscal 2006 primarily due to higher subscription revenue and associated gross margin.

Advanced Devices

Advanced Devices revenue increased by $3.1 million or 12% and $15.5 million or 20% for the three and nine months ended September 28, 2007, as compared to the same corresponding periods in fiscal 2006.  Segment operating income increased by $0.8 million or 19% and $4.9 million or 57% for the three and nine months ended September 28, 2007, as compared to the same corresponding periods in fiscal 2006.

For the three and nine months ended September 28, 2007, compared to the corresponding periods in fiscal 2006, the increase in revenue and operating income was primarily driven by stronger performance in our Component Technologies timing and embedded product revenues.  In addition, for the nine month period, operating income increased as well due to licensing revenue associated with a Nokia intellectual property agreement signed in the third quarter of 2006.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Research and development	$31,707	$25,180	$96,737	$77,234
Percentage of revenue	11%	11%	11%	11%
Sales and marketing	45,274	34,902	134,967	103,356
Percentage of revenue	15%	15%	15%	15%
General and administrative	21,262	17,981	67,182	50,016
Percentage of revenue	7%	7%	7%	7%
Total	$98,243	$78,063	$298,886	$230,606
Percentage of revenue	33%	33%	33%	33%

Overall, R&D, S&M, and G&A expense increased by approximately $20.2 million and $68.3 million for the three and nine months ended September 28, 2007, compared to the corresponding periods in fiscal 2006.

The increase in R&D expenses in the third quarter of fiscal 2007, as compared with the third quarter of a fiscal 2006 was primarily due to additional operating expenses of $5.9 million associated with recent business acquisitions and a $0.7 million increase due to foreign currency exchange rates.  The increase in R&D expenses in the first nine months of fiscal 2007, as compared with the corresponding period in fiscal 2006, was primarily due to additional operating expenses of $14.8 million associated with recent business acquisitions, and a $5.8 million increase in compensation related expenses.
All of our R&D costs have been expensed as incurred.  Cost of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

The increase in S&M expenses in the third quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, was primarily due to additional operating expense from recent business acquisitions of $8.3 million, a $1.0 million increase due to foreign currency exchange rates, and a $0.7 million increase in sales and marketing costs.  The increase in S&M expenses in the first nine months of fiscal 2007 as compared with the corresponding period of fiscal 2006 was primarily due to additional operating expenses associated with recent business acquisitions of $23.5 million, a $4.2 million increase in compensation related expenses, and a $2.5 million increase due to foreign currency exchange rates.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

The increase in G&A expenses in the third quarter of fiscal 2007, as compared with the corresponding period in fiscal 2006, was primarily due to additional operating expenses associated with recent business acquisitions of $3.7 million partially offset by other expenses of $0.4 million. The increase in G&A expenses in the first nine months of fiscal 2007 compared with the corresponding period in fiscal 2006 was primarily due to additional operating expenses associated with recent business acquisitions in the amount of $10.1 million, and a $5.1 million increase in tax and legal fees.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $10.2 million, of which $5.3 million was recorded in cost of sales, in the third quarter of fiscal 2007, compared with $2.9 million in the third quarter of fiscal 2006, due primarily to @Road which was not applicable in the third quarter of fiscal 2006.   Amortization of purchased intangible assets was $28.5 million, of which $14.3 million was recorded in cost of sales, in the first nine months of fiscal 2007, compared with $3.3 million in the first nine months of fiscal 2006, due to acquisitions not applicable in the corresponding period of fiscal 2006, primarily @Road. As of September 28, 2007, future amortization of intangible assets is expected to be $10.0 million during the fourth quarter of fiscal 2007, $40.3 million during 2008, $36.6 million during 2009, $34.4 million during 2010, $28.8 million during 2011, and $45.4 million thereafter.

In-Process Research and Development

We recorded in-process research and development (IPR&D) expense of $2.1 million related to acquisitions during the nine months ended September 28, 2007, respectively, compared with $1.0 million in the corresponding periods in 2006.  At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. The value of the IPR&D was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Accordingly, the value assigned to these IPR&D amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Restructuring Charges

For the nine months ended September 28, 2007, we recorded $3.0 million within our consolidated condensed statements of income as “Restructuring charges” for the acceleration of vesting of employee stock options related to certain @Road terminated employees, of which $1.4 million was settled in cash and $1.6 million was settled in stock.

For the nine month period ended September 28, 2007, we accrued $3.6 million of severance and benefits related to the acquisition of @Road.  These restructuring costs were recorded in accordance with EITF Issue 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”  During the nine months ended September 28, 2007, we paid $2.3 million against this reserve.  The remaining restructuring accrual of $1.3 million as of September 28, 2007 is included in Accrued liabilities in our Condensed Consolidated Balance Sheet and is expected to be settled by the end of fiscal 2007.

Non-operating Income, Net

The components of non-operating income, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
(In thousands)

Interest income	$770	$1,402	$2,607	$2,677
Interest expense	(1,616)	(87)	(5,476)	(330)
Foreign currency transaction gain (loss), net	(459)	67	(532)	995
Income from joint ventures	1,943	1,047	6,445	4,238
Other income, net	451	228	1,173	409
Total non-operating income, net	$1,089	$2,657	$4,217	$7,989

Non-operating income, net, decreased $1.6 million for third quarter of fiscal 2007, compared with the corresponding period in fiscal 2007, primarily due to a $1.5 million increase in interest expense due to an increase in debt associated with the @Road acquisition and a $0.6 million decrease in interest income due to lower cash balances, partially offset by increased profits from our CTCT joint venture.

Non-operating income, net, decreased by $3.8 million during the first nine months of fiscal 2007, compared with the corresponding period in fiscal 2006, due to a $5.1 million increase in interest expense due to an increase in debt associated with the @Road acquisition, and a $1.5 million change in foreign currency transactions due to fluctuations in the U.S. to Canadian and Euro currencies, partially offset by increased profits from our CTCT joint venture.

Income Tax Provision

Our income tax provision reflects a tax rate of 39.0% and 36.4% for the three months and nine months ended September 28, 2007, respectively.  The tax rates for the comparable periods in fiscal 2006 were 35.0% and 31.3%, respectively. The 2007 rates are higher than the 2006 rates  due to contingency releases in 2006 as a result of favorable tax audits in several foreign jurisdictions, a reduction in benefits from operations in foreign jurisdictions, which are subject to a lower effective tax rate than the U.S., and the expiration of the Extraterritorial Income Exclusion (ETI) deduction.

* We anticipate an annual estimated tax rate of 38.0% for fiscal year 2007. The tax rate could be affected by several factors including stock option activity, geographic mix of our pre-tax income, legislative changes, changes to our existing valuation allowance(s) or contingent tax liabilities and/or discrete quarterly events.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments incurred in the normal course of business, we do not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.  We have no liabilities, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the condensed consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

As of	September 28, 2007	December 29, 2006
(In thousands)

Cash and cash equivalents	$84,072	$129,621
Total debt	$81,090	$481

Nine months Ended	September 28, 2007	September 29, 2006
(In thousands)

Cash provided by operating activities	$129,084	$83,523
Cash used in investing activities	$(291,482)	$(54,905)
Cash provided by financing activities	$121,076	$31,311
Effect of exchange rate changes on cash and cash equivalents	$(4,227)	$2,620
Net increase (decrease) in cash and cash equivalents	$(45,549)	$62,549

Cash and Cash Equivalents

As of September 28, 2007, cash and cash equivalents totaled $84.1 million compared to $129.6 million at December 30, 2006. For the first nine months of fiscal 2007, cash provided by operating activities was $129.1 million, compared to $83.5 million in cash provided by operating activities during the first nine months of fiscal 2006. This increase of $45.6 million was primarily driven by an increase in net income before non-cash depreciation and amortization expenses and in-process research write-offs and increases in deferred revenue and income taxes payable, partially offset by an increase in accounts receivable.

* Our ability to continue to generate cash from operations will depend in large part on profitability and our management of working capital.

We used $291.5 million in net cash for investing activities during the first nine months of 2007, compared to $54.9 million during the first nine months of 2006.  The increase was primarily attributable to cash used for the @Road acquisition.

We generated $121.1 million in net cash from financing activities in the first nine months of 2007, compared to $31.3 million during the first nine months of 2006, primarily related to debt outstanding that was incurred for the @Road acquisition.

* We believe that our cash and cash equivalents, together with our revolving credit facilities will be sufficient to meet our anticipated operating cash needs for at least the next twelve months.

Debt

At September 28, 2007, our total debt was approximately $81.1 million compared to $0.5 million as of December 29, 2006, attributable to debt incurred for the @Road acquisition.

On February 16, 2007, we amended and restated our existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, we exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for swing line loans. During the nine months ended September 28, 2007, we drew $150 million related to the acquisition of @Road and subsequently paid down the entire revolving credit line.

In addition, we incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which will mature concurrently with the revolving credit line.  The term loan will be repaid in, at a minimum quarterly installments, with the principal amortized at the following annual rates: year 1 at 10%, year 2 at 15%, year 3 at 15%, year 4 at 20%, year 5 at 20%, and the last quarterly payment to be made at maturity, together with a final payment of 20%.  The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.   The funds available under the new 2007 Credit Facility may be used by us for acquisitions and general corporate purposes.

As of September 28, 2007, we had no outstanding balance on the revolving credit line and an $80.2 million of outstanding term loans, including all other worldwide credit facilities.  As of September 28, 2007, we were in compliance with all financial debt covenants.

Contractual Obligations

The following table summarizes our contractual obligations at September 28, 2007:

	Payments Due In
	Total Payments Due	Fiscal 2007 (1)	Fiscal 2008 and 2009	Fiscal 2010 and 2011	Thereafter
(in thousands)

Total debt excluding interest (2)	$81,090	$21	$17,239	$38,830	$25,000
Operating leases	52,005	4,586	26,327	15,532	5,560
Other purchase obligations and commitments	52,905	41,791	11,016	-	98

Total	$186,000	$46,398	$54,582	$54,362	$30,658

(1) Represents obligations for the last quarter of fiscal 2007.

(2) We may borrow funds under the 2007 Credit Facility in U.S. Dollars or in certain other currencies, and will bear interest, at our option, at either: (i) a base rate, based on the administrative agent's prime rate, plus a margin of between 0% and 0.125%, depending on our leverage ratio as of its most recently ended fiscal quarter, or (ii) a reserve-adjusted rate based on the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Stockholm Interbank Offered Rate (STIBOR) or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.625% and 1.125%, depending on our leverage ratio as of the most recently ended fiscal quarter. Our obligations under the 2007 Credit Facility are guaranteed by certain of our domestic subsidiaries.

Total debt consists of term loans of $80.2 million and government loans to non-U.S. subsidiaries of $0.9 million. (See Note 9 in the Condensed Consolidated Financial Statements for further financial information regarding long-term debt)

Other purchase obligations and commitments represent open non-cancelable purchase orders for material purchases with our vendors. Purchase obligations exclude agreements that are cancelable without penalty.  Our pension obligation which is not included in the table above, is included in “Other current liabilities” and “Other non-current liabilities” on our Condensed Consolidated Balance Sheets.  Additionally, as of September 28, 2007, we had acquisition earn-outs of $11.7 million and holdbacks of $6.3 million recorded in “Other current liabilities” and “Other non-current liabilities.”  The maximum remaining payments, including the $11.7 million and $6.3 million recorded, will not exceed $66.2 million.  The remaining earn-outs and holdbacks are payable through 2009.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), on December 30, 2006.  A total (net of the Federal benefit on state issues and interest and/or penalty amounts) of $21.2 million represents the FIN 48 liability at September 28, 2007.  At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with respective tax authorities regarding this liability.

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

As of  September 28, 2007, the worldwide outstanding principal balance on term loans is $80.2million.  A  hypothetical  10%  increase in the three-month LIBOR rates could result in approximately $416,000 annual  increase in interest expense on the existing principal balances.

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

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on our overall financial position, results of operations or liquidity.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 13, 2007 and September 18, 2007, we issued 44,348 shares and 48,863 shares, respectively, of our common stock to a warrantholder pursuant to the exercise of warrants held by such warrantholder.  The holder of the warrants exercised the warrants on a cashless basis by surrendering their right to purchase a portion of the shares of common stock based on a value of $32.42 and $35.51 per share, respectively, representing the average closing price of our common stock on the ten-day periods prior to each exercise date.  In connection with these cashless exercises of warrants, the warrants were surrendered and no underwriting discounts or commissions were paid.  We offered and sold the common stock issued in connection with these cashless exercises of warrants in reliance on the exemption from registration for exchanges of securities with existing security holders by virtue of Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6.     EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (5)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (6)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (9)
3.8	Bylaws of the Company, amended and restated through July 20, 2006. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (7)
4.4	Form of Warrant dated April 12, 2002. (4)
10.1	2002 Stock Plan. (10)
10.2	Trimble Navigation Limited Deferred Compensation Plan, effective December 30, 2004, as amended and restated October 19, 2007. (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 2, 2007. (10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 2, 2007. (10)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2007. (10)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2007. (10)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(5)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(6)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(7)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(9)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

DATE: November 2, 2007

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (5)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (6)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (9)
3.8	Bylaws of the Company, amended and restated through July 20, 2006. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (7)
4.4	Form of Warrant dated April 12, 2002. (4)
10.1	2002 Stock Plan. (10)
10.2	Trimble Navigation Limited Deferred Compensation Plan, effective December 30, 2004, as amended and restated October 19, 2007. (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 2, 2007. (10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 2, 2007. (10)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2007. (10)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2007. (10)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(5)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(6)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(7)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(9)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(10)	Filed herewith.