Form 10-K
period 2007-12-28
TRIMBLE NAVIGATION LTD /CA/
filed 2008-02-26
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2007

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to______________
Commission File Number: 0-18645

TRIMBLE NAVIGATION LIMITED
(Exact name of Registrant as specified in its charter)

California	94-2802192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

935 Stewart Drive, Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (408) 481-8000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which stock registered
Common Stock	NASDAQ Global Select Market
Preferred Share Purchase Rights	NASDAQ Global Select Market
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of June 29, 2007, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3.9 billion based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 21, 2008
Common stock, no par value	121,161,625 shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Trimble Navigation Limited's Proxy Statement relating to the annual meeting of stockholders to be held on May 22, 2008 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements regarding future events and the future results of Trimble Navigation Limited (“Trimble” or “The Company” or “We” or “Our” or “Us”) are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble.  Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements, but are not limited to those discussed in this Report under the section entitled “ Risk Factors” and elsewhere, and in other reports Trimble files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We reserve the right to update these statements for any reason, including the occurrence of material events.  The risks and uncertainties under the caption "Risks and Uncertainties" contained herein, among other things, should be considered in evaluating our prospects and future financial performance. We have attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs containing such material.

TRIMBLE NAVIGATION LIMITED

2007 FORM 10-K ANNUAL REPORT

TRADEMARKS

Trimble, EZ-Guide, EZ-Boom, Proliance, UtilityCenter, TrimWeb, TrimView, GEOManager, Taskforce, Juno, GeoExplorer, AgGPS, Spectra Precision, Autopilot, Fieldport, Copernicus, TrimTrac, EZ-Steer, PocketCitation, Trimble Outdoors, and Force, among others are trademarks of Trimble Navigation Limited and its subsidiaries.  All other trademarks are the property of their respective owners.

Table of Content

PART I

Item 1.	Business

Trimble Navigation Limited, a California corporation (“Trimble” or “the Company” or “we” or “our” or “us”), provides advanced positioning product solutions, typically to commercial and government users.  The principal application areas include surveying, agriculture, construction, asset management, mapping and mobile resource management. Our products provide benefits that can include lower operational costs, higher productivity, and improved quality. Product examples include agricultural and construction equipment, guidance systems, surveying instruments, systems that track fleets of vehicles, and data collection systems that enable the management of large amounts of geo-referenced information. In addition, we also manufacture components for in-vehicle navigation and telematics systems, and timing modules used in the synchronization of wireless networks.

Our products often combine knowledge of location or position with a wireless link to provide a solution for a specific application.  Position is provided through a number of technologies including the Global Positioning System (GPS) and systems that use laser or optical technologies to establish position.  Wireless communication techniques include both public networks, such as cellular, and private networks, such as business band radio. Our products are augmented by our software; this includes embedded firmware that enables the positioning solution and application software that allows the customer to make use of the positioning information.

We design and market our own products. Our manufacturing strategy includes a combination of in-house assembly and third party subcontractors. Our global operations include major development, manufacturing or logistics operations in the United States, Sweden, Germany, New Zealand, France, Canada, the United Kingdom, the Netherlands, China, and India. Products are sold through dealers, representatives, joint ventures, and other channels throughout the world. These channels are supported by our sales offices located in more than 18 countries.

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

Technology Overview

A significant portion of our revenue is derived from applying Global Navigation Satellite System (GNSS) technology to terrestrial applications.  The GNSS includes the GPS network of 24 orbiting U.S. based satellites and associated ground control that is funded and maintained by the U. S. Government and is available worldwide free of charge, and the Russian GLONASS satellite based system. Both Europe and China have announced plans to establish future operational satellite navigation based systems. GNSS positioning is based on a technique that precisely measures distances from four or more satellites.  The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks.  A GNSS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and then uses those distances to compute its position. Under normal circumstances, a stand-alone GNSS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to approximately 10 meters, 24 hours a day. Much better accuracies are possible through a technique called “differential GNSS.” In addition to providing position, GNSS provides extremely accurate time measurement.

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

Our GNSS products are based on proprietary receiver technology. Over time, the advances in positioning, wireless communications, and information technologies have enabled us to add more capability to our products and thereby deliver more value to our users.  For example, the developments in wireless technology and deployments of next generation wireless networks have enabled less expensive wireless communications.  These developments provide the efficient transfer of position data to locations away from the positioning field device, allowing the data to be accessed by more users, thereby increasing productivity.  This allows us to integrate visualization and design software into our systems, as well as offers positioning services, all of which make our customers more efficient at what they do.

Table of Content

Our laser and optical products either measure distances and angles to provide a position in three dimensional space or they provide highly accurate laser references from which a position can be established.  The key element of these products is typically a laser, which is generally a commercially available laser diode and a complex mechanical assembly.  These elements are augmented by software algorithms.

Business Strategy

Our business strategy is developed around an analysis of several key elements:

•	Attractive markets – We focus on underserved markets that offer potential for revenue growth, profitability, and market leadership.

•
Innovative solutions that provide significant benefits to our customers – We seek to apply our technology to applications in which position data is important and where we can create unique value by enabling enhanced productivity in the field or field to back office.  We look for opportunities in which the rate of technological change is high and which have a requirement for the integration of multiple technologies into a solution.

•
Distribution channels to best access our markets – We select distribution channels that best serve the needs of individual markets. These channels can include independent dealers, direct sales, joint ventures, OEM sales, and distribution alliances with key partners. We view international expansion as an important element of our strategy and seek to develop international channels.

Business Segments and Markets

We are organized into four reporting segments encompassing our various applications and product lines: Engineering and Construction, Field Solutions, Mobile Solutions and Advanced Devices. Our segments are distinguished by the markets they serve. Each segment consists of businesses which are responsible for product development, marketing, sales, strategy, and financial performance.  The presentation of prior period’s segment operating results has been conformed to our current segment presentation.

Engineering and Construction

Products in the Engineering and Construction segment improve productivity and accuracy throughout the entire construction process including the initial survey, planning, design, site preparation, and building phases.  Our products are intended to both improve the productivity of each phase, as well as facilitate the entire process by improving information flow from one phase to the next.

The product solutions typically include multiple technologies. The elements of these solutions may incorporate GPS, optical, laser, radio, or cellular communications.

An example of the customer benefits provided by our products is our GPS and robotic optical surveying instruments which enable the surveyor to perform operations in the field faster, more reliably than conventional surveying instruments and with a smaller crew.  Similarly, our construction machine guidance products allow the operator to achieve the desired landform while eliminating stakeout and reducing rework. These steps in the construction process can be readily linked together with data collection modules to minimize the time and effort required to maintain data accuracy throughout the entire construction process.

We sell and distribute our products in this segment through a global network of independent dealers that are supported by Trimble personnel.  This channel is supplemented by relationships that create additional channel breadth including our joint ventures with Caterpillar, Nikon, and private branding arrangements with other companies.

We also design and market handheld data collectors and data collection software for field use by surveyors, contractors, and other professionals. These products are sold directly through dealers and other survey manufacturers.

Table of Content

Competitors in this segment are typically companies that provide optical, laser, or GPS positioning products. Our principal competitors are Topcon Corporation, and Leica Geosystems which was purchased by Hexagon.  Price points in this segment range from less than $1,000 for certain laser systems to approximately $100,000 for a high-precision, three-dimensional, machine control system.

Representative products sold in this segment include:

Trimble S6 Total Station - The Trimble S6 total station is a technologically advanced optical surveying system. Its advanced servo motors make the S6 total station fast, silent, and precise, allowing surveyors to measure points and collect data in the field efficiently and productively. The S6 total station offers unique new Trimble technologies that enable cable-free operation, longer battery life, and accuracy assurance, among many other features. Its detachable Trimble CU controller is utilized to effectively collect, display, and manage field data.

Trimble VX Spatial Station – Trimble VX™ Spatial Station is an advanced positioning system that combines optical, 3D scanning, and video capabilities—Trimble VISION™ technology—to measure objects in 3D to produce 2D and 3D data sets for spatial imaging projects.  The Trimble VX Spatial Station enables users to blend extremely accurate ground-based information with airborne data to provide comprehensive datasets for use in the geospatial information industry.

SPS Site Positioning Solutions – The Trimble Site Positioning Solutions family increases the productivity of construction professionals and supervisors during site preparation, layout and grade checking by simplifying workflows, eliminating unnecessary steps, and providing intelligent data management between the field and the office, creating time savings by providing data updates to all members of the team.

GCS Family of Grade Control Systems – Grade control systems meet construction contractors' needs with productivity-enhancing solutions for earthmoving, site prep, and roadwork. The Trimble GCS family provides upgrade options that deliver earthmoving contractors the flexibility to select a system that meets their daily needs today, and later add on to meet their changing needs. For example, a single control system such as the GCS300 can provide for low-cost point of entry into grade control, and over time can be upgraded to the GCS400 dual sensor system or to the full 3D GCS900 Grade Control System.

Spectra Precision Laser Portable Tools – Our Spectra Precision® Laser portfolio includes a broad range of laser based tools for the interior, drywall and ceilings, HVAC, and mechanical contractor. Designed to replace traditional methods of measurement and leveling for a wide range of interior construction applications, our laser tools are easy to learn and use. Our Spectra Precision Laser product portfolio includes rotating lasers for horizontal leveling and vertical alignment, as well as laser pointers and a laser based distance measuring devices. They are available through independent and national construction supply houses both in the U.S. and in Europe.

Proliance Software - Proliance® Software allows infrastructure-intensive organizations to optimize the Plan-Build-Operate project lifecycle for complex capital projects, construction and real estate programs, and extensive facility portfolios. The Proliance Software was designed for large building owner/operators, real estate developers, and engineering-driven organizations managing $250 million or more annually in new project construction or facility renovations.

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

We use multiple distribution channels to access the agricultural market, including independent dealers and partners such as CNH Global. Competitors in this market are either vertically integrated implement companies such as John Deere, or agricultural instrumentation suppliers such as Raven, Hemisphere GPS and Novariant.

Table of Content

Our GIS product line is centered on handheld data collectors that gather information in the field to be incorporated into GIS databases. Typically this information includes features, attributes, and positions of fixed infrastructure and natural resource assets. An example would be a utility company performing a survey of its transmission poles including the age and condition of each telephone pole. Our handheld unit enables this data to be collected and automatically stored while confirming the location of the asset. The data can then be downloaded into a GIS database. This stored data could later be used to navigate back to any individual asset or item for maintenance or data update. Our mobile GIS initiative goes one step further by allowing this information to be communicated from the field worker to the back-office GIS database through the combination of wireless technologies, as well as giving the field worker the ability to download information from the database. This capability provides significant advantages to users including improved productivity, accuracy, and access to the information in the field.

Distribution for GIS products is primarily through a network of independent dealers and business partners, supported by Trimble personnel. Primary markets for our GIS products and solutions include both governmental and commercial users. Users are most often municipal governments and natural resource agencies.  Commercial users include utility companies. Competitors in this market are typically survey instrument companies utilizing GPS technology such as Topcon and Thales.

Approximate product price points in this segment range from $3,000 for a GIS handheld unit to $35,000 for a fully automated, farm equipment control system.

Representative products sold within this segment include:

AgGPS EZ-Guide 500 – A lightbar guidance system with a color LCD display, data logging functions and multiple accuracy options. Lightbar systems provide GPS-based guidance for vehicle operators to steer tractors, sprayers, fertilizer applicators, air seeders, and large tillage tools that require consistent pass-to-pass accuracy to help save fuel, increase efficiency, and reduce input costs for agricultural operations.

AgGPS EZ-Boom 2010 - The AgGPS® EZ-Boom® 2010 automated application control system is designed to help growers cut input costs and reduce operator fatigue by providing precise automatic control of field spraying applications.  It works with the Trimble AgGPS EZ-Guide® Plus lightbar guidance system, AgGPS EZ-Steer® assisted steering system, or the AgGPS Autopilot™ automated steering system.

AgGPS Autopilot System – A GPS-enabled, agricultural navigation system that connects to a tractor’s steering system and automatically steers the tractor along a precise path to within three centimeters or less.  This enables both higher machine productivity and more precise application of seed and chemicals, thereby reducing costs to the farmer.

AgGPS EZ-Steer System – A value added assisted steering system, that when combined with the EZ-Guide Plus system, automatically steers agricultural vehicles along a path within 20 centimeters or less.  This system installs in less than thirty minutes and is designed to reduce gaps and overlaps in spraying, fertilizing, and other field applications, as well as reduce operator fatigue.

GeoExplorer 2005 Series – Combines a GPS receiver in a rugged handheld unit running industry standard Microsoft Windows Mobile version 5.0, making it easy to collect and maintain data about objects in the field. The GeoExplorer® series features three models ranging in accuracy from subfoot to 1-3 meters, thereby allowing the user to select the system most appropriate for their data collection and maintenance needs.

Fieldport Software – Focuses on automating field service processes, operational efficiency and profitability for water and wastewater utility customers. Sales and distribution of Fieldport® software solutions are direct to the customer. A Fieldport software installation involves a degree of integration and professional services.

Software – An enterprise suite of modules oriented towards the electric and gas utilities market. Modules include Outage Management (OMS), Mobile Asset Management, Data Collection, Staking, Network Tracing & Isolation and Field-based GIS Editing. Sales and distribution of UtilityCenter® software solutions are direct to the customer.  UtilityCenter software installation involves a degree of integration and professional services.

Table of Content

Mobile Solutions

Our Mobile Solutions segment addresses gaps in technology for vehicles and mobile workers by providing both hardware and software applications for managing mobile work, mobile workers and mobile assets. The software is provided in both a client server model or web-based.  Our software is provided through our hosted platform for a monthly subscription service fee or as a perpetual license with annual maintenance and support fees.

Our vehicle solutions typically include an onboard proprietary hardware device consisting of a GPS receiver, business logic, sensor interface, and a wireless modem. Our solution usually includes the communication service from/to the vehicle to our data center and access over the internet to the application software.

Our mobile worker solutions include a rugged handset device and software designed to automate service technician work in the field at the point of customer contact.   The mobile worker handset solutions also synchronize to a client server at the back office for integration with other mission-critical business applications.

Our scheduling and dispatch solution is an enterprise software program to optimize scheduling and routing of field service technicians. For dynamic capacity management, our capacity planner, capacity controller, and intelligent appointer modules round out this innovative service delivery automation technology.

One element of our market strategy targets opportunities in specific vertical markets where we believe we can provide a unique value to the end-user by tailoring our solutions for a particular industry.  Sample markets include Ready Mix Concrete, Direct Store Delivery and Public Safety.  Our ready mix concrete solution combines a suite of sensors with our in-vehicle wireless platform providing fleets with updated vehicle status that requires no driver interaction – referred to as “auto-status.”

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

Approximate prices for hardware fall in the range of $400 to $3,000, while the monthly subscription service fees range from approximately $25 to approximately $55, depending on the customer service level.

We have also entered into new markets by acquisitions of @Road Inc. (@Road), Advanced Public Safety, Inc. (APS) and Visual Statement Inc. (VS).  @Road is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries.   APS provides mobile and handheld software products used by law enforcement, fire rescue and other public safety agencies. VS provides desktop software and enterprise solutions for collision and crime incident analysis, reporting and workflow management.

Representative products sold in this segment include:

Fleet Productivity - Our fleet productivity solution offerings are comprised of the TrimWeb™, GeoManager™, and TrimView™ mobile platforms. The TrimWeb and GeoManager systems provides different levels of service that run from snapshots of fleet activity to real-time fleet dispatch capability via access to the web-based platform through a secure internet connection. The TrimWeb and GeoManager systems include truck communication service and computer backbone support of the service. TrimView is sold to fleets where system integration into back office applications is required for more robust information flow.

Consumer Packaged Goods (CPG)- This software solution operates in the Microsoft CE/Pocket or WinMobile PC environment and addresses the pre-sales, delivery, route sales and full service vending functions performed by mobile workers.  Customers within the CPG market purchase a combination of both license software and handheld PCs.  The software handles all communications from/to the mobile computer as well as from/to the host and any other ERP or decision support systems.

Field Service - Our handset-based mobile solution enables technicians to maintain and repair residential and commercial appliances, office equipment, medical equipment, refrigeration equipment, fountain, and manufacturing equipment, and manage a variety of service functions including wireless dispatching of service calls, real-time messaging, spare parts management, and work order and workflow management.  Trimble Field Service customers have benefited from increased service calls per day, an increase in first call resolution and reduction in administrative workload to name a few results.

Table of Content

Public Safety – We provide a suite of solutions for the public safety sector including our PocketCitation(TM)   system which is an electronic ticketing system enables law enforcement officers to issue traffic citations utilizing a mobile handheld device. This system scans the traffic offender’s driver’s license and automatically populates the appropriate information into the citation. We provide a variation of this solution which enables law enforcement officers to complete electronic traffic citations within 30 seconds. Within this sector we also provide desktop software which enables accident investigators and other public safety professionals to reconstruct and simulate vehicle accidents.

Taskforce – The Taskforce® software solution provides scheduling and dispatch solutions for field service technicians by synchronizing the right human and physical resources required to optimize a field service resource network.  The system manages significant numbers of dynamic scheduling resources in an unpredictable field service environment to increase productivity, field force utilization and control-to-field employee ratios.

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

Within Component Technologies, we provide GPS-based components for applications that require embedded position or time to market such as the telecommunications and automotive industries where we supply modules, boards, custom integrated circuits, or single application IP licenses to the customer according to the needs of the application. Sales are made directly to original equipment manufacturers (OEMs) and system integrators who incorporate our component into a sub-system or a complete system-level product. Component Technologies has developed GPS technologies which it is making available for license. These technologies can run on certain digital signal processors (DSP) or microprocessors, removing the need for dedicated GPS baseband signal processor chips.  We have a cooperative licensing deal with Nokia for Trimble's Global Navigation Satellite System (GNSS) patents related to designated wireless products and services involving location technologies, such as GPS, assisted GPS or Galileo. The licensing agreement is exclusive to Nokia for the wireless consumer product and service domain and includes sublicensing rights. In return, Trimble receives a non-exclusive license to Nokia’s location-based patents for use in Trimble's commercial products and services.

Our Applanix business is a leading provider of advanced products and enabling solutions that maximize productivity through mobile mapping and positioning to professional markets worldwide. Applanix develops, manufactures, sells and supports high-value, precision products that combine GPS with inertial sensors for accurate measurement of position and attitude, flight management systems, and scalable mobile mapping solutions used in airborne, land and marine applications. Sales are made by our direct sales force to end users, systems integrators, and OEMs, and through regional agents. Competitors include Leica, IGI and Novatel.

Our MAS business supplies GPS receivers and embedded modules that use the military’s GPS advanced capabilities. The modules are principally used in aircraft navigation and timing applications. Military products are sold directly to either the U.S. Government or defense contractors. Sales are also made to authorized foreign end users. Competitors in this market include Rockwell Collins, L3, and Raytheon.

The Trimble Outdoors business utilizes GPS-enabled cell phones to provide information for outdoor recreational activities. Some of the recreational activities include hiking, biking, backpacking, boating, and water sports. Consumers purchase the Trimble Outdoors product through our wireless operator partners which include Sprint-Nextel, SouthernLINC Wireless and Boost Mobile.

Representative products sold by this segment include:

Copernicus GPS Receiver–The Copernicus® Receiver is a full-function GPS receiver in a surface mount package the size of a postage stamp.

Table of Content

TrimTrac Locator - Our TrimTrac® product is a complete end user device that combines GPS functionality with global system for mobile communications (GSM) wireless communications. In 2006, we added to the TrimTrac locator full quad-band GSM and general packet radio service (GPRS) support along with several important application level features.  The device is suitable for high volume personal vehicle and commercial asset management applications that demand a low-cost locator.

Applanix POS/AV System - An integrated GPS/inertial system for airborne surveying that measures aircraft position to an accuracy of a few centimeters and aircraft attitude (angular orientation) to an accuracy of 30 arc seconds or better. This system is typically interfaced to large format cameras and scanning lasers for producing geo-referenced topographic maps of the terrain.

Applanix DSS Digital Sensor System - A digital airborne imaging solution that produces high-resolution orthophoto map products.  Certified by the USGS, the system consists of a mapping grade digital camera that is tightly integrated with a GNSS/Inertial system, flight management system (FMS) and processing software for automatic geo-referencing of each pixel. The DSS can be used stand-alone or integrated with other airborne mapping sensors such as LiDAR.  The DSS has been used by organizations worldwide in a variety of markets segments that include ortho mapping, utility and transportation corridor mapping and rapid response applications.

Force 524D Module - A dual frequency, embedded GPS module that is used in a variety of military airborne applications.

Trimble Outdoors Service - Trip planning and navigation software that works with GPS-enabled cell phones and conventional GPS receivers. This software enables consumers to research specific trips on-line as part of trip pre-planning. In addition, users are able to share outdoor and off-road experiences on-line with their friends and family.

Acquisitions and Joint Ventures

Our growth strategy is centered on developing and marketing innovative and complete value-added solutions to our existing customers, while also marketing them to new customers and geographic regions. In some cases, this has led to partnering with or acquiring companies that bring technologies, products or distribution capabilities that will allow us to establish a market beach head, penetrate a market more effectively, or develop solutions more quickly than if we had done so solely through internal development. Since 1999, this has led us to form three joint ventures and acquire twenty seven companies through fiscal 2007.  Most of these acquisitions have been small, both in dollar terms and in number of people added to the Trimble employee base.  No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results.  We acquired the following companies or assets in the last twelve months:

HHK

On December 19, 2007, we acquired privately-held HHK Datentechnik GmbH of Braunschweig, Germany, a provider of customized office and field software solutions for the cadastral survey market in Germany.  HHK’s performance is reported under our Engineering and Construction business segment.

UtilityCenter

On November 8, 2007, we acquired the UtilityCenter assets from privately-held UAI, Inc. of Huntsville, Alabama. UAI is a leading provider of Geographic Information System (GIS)-based workflow automation and outage management solutions for electric and gas utilities.  UtilityCenter’s performance is reported under our Field Solutions business segment.

Ingenieurbüro Breining GmbH

On September 19, 2007, we acquired Ingenieurbüro Breining GmbH of Kirchheim, Germany, a provider of customized field data collection and office software solutions for the survey market in Germany. Ingenieurbüro Breining’s performance is reported under our Engineering and Construction business segment.

@Road, Inc.

Table of Content

On February 16, 2007, we acquired publicly-held @Road, Inc. of Fremont, California.  @Road, Inc. is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries. @Road is reported within our Mobile Solutions business segment.  It significantly increases our presence in the mobile resource management, or MRM, market which Trimble believes is a large and fast growing market.

INPHO GmbH

On February 13, 2007, we acquired INPHO GmbH of Stuttgart, Germany.  INPHO is a leader in photogrammetry and digital surface modeling for aerial surveying, mapping and remote sensing applications.  INPHO is reported within Trimble’s Engineering and Construction segment.

Patents, Licenses and Intellectual Property

We hold approximately 791 U.S. issued and enforceable patents and approximately 119 non-U.S. patents, the majority of which cover GPS technology and other applications such as optical and laser technology.

We prefer to own the intellectual property used in our products, either directly or through subsidiaries. From time to time we license technology from third parties.

There are approximately 233 trademarks registered to Trimble and its subsidiaries including "Trimble," "AgGPS," “Spectra Precision,” and "GeoExplorer," among others that are registered in the United States and other countries. Additional trademarks are pending registration.

Sales and Marketing

We tailor the distribution channel to the needs of our products and regional markets through a number of sales channel solutions around the world. We sell our products worldwide primarily through dealers, distributors, and authorized representatives, occasionally granting exclusive rights to market certain products within specific countries. This channel is supported and supplemented (where third party distribution is not available) by our regional sales offices throughout the world. We also utilize distribution alliances, OEM relationships, and joint ventures with other companies as a means to serve selected markets.

During fiscal 2007, sales to customers in the United States represented 50%, Europe represented 27%, Asia Pacific represented 12%, and other regions represented 11% of our total revenues. During fiscal 2006, sales to customers in the United States represented 54%, Europe represented 25%, Asia Pacific represented 12%, and other regions represented 9% of our total revenues. During fiscal 2005, sales to customers in the United States represented 54%, Europe represented 25%, Asia Pacific represented 11%, and other regions represented 10% of our total revenues.

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

Table of Content

Backlog

In most of our markets, the time between order placement and shipment is short.  Orders are generally placed by customers on an as-needed basis.  In general, customers may cancel or reschedule orders without penalty.  For these reasons, we do not believe that orders are an accurate measure of backlog and, therefore, we believe that backlog is not a meaningful indicator of future revenues or material to understanding our business.

Manufacturing

Manufacturing of many of our GPS products is subcontracted to Flextronics International Limited. We utilize Flextronics for all of our Component Technologies products, and for some of our Construction and Survey, Field Solutions, and handheld products. We also utilize Flextronics for our high-end GPS products and new product introduction services. Flextronics is responsible for substantially all material procurement, assembly, and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice.

We manufacture laser and optics-based products at our plants in Dayton, Ohio; Danderyd, Sweden; Jena and Kaiserslautern, Germany; and Shanghai, China. Some of these products or portions of these products are also subcontracted to third parties for assembly.

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

Our research and development expenditures, net of reimbursed amounts were $131.5 million for fiscal 2007, $103.8 million for fiscal 2006, and $84.3 million for fiscal 2005.

* We expect to continue investing in research and development with the goal of maintaining or improving our competitive position, as well as the goal of entering new markets.

Employees

As of December 28, 2007, we employed 3,606 employees, including 36% in manufacturing, 28% in engineering, 24% in sales and marketing, and 12% in general and administrative positions. Approximately 43% of employees are in locations outside the United States.

Our employees are not represented by unions except for those in Sweden.  Some employees in Germany are represented by works councils. We also employ temporary and contract personnel that are not included in the above headcount numbers. We have not experienced work stoppages or similar labor actions.

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

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:

Trimble Navigation Limited
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations   Telephone: 408-481-8000

Table of Content

Executive Officers

The names, ages, and positions of the Company's executive officers as of February 21, 2008 are as follows:

Name	Age	Position
Steven W. Berglund	56	President and Chief Executive Officer
Rajat Bahri	43	Chief Financial Officer
Rick Beyer	50	Vice President
Bryn A. Fosburgh	45	Vice President
Mark A. Harrington	52	Vice President
Irwin L. Kwatek	68	Vice President and General Counsel
Julie Shepard	50	Vice President, Finance
Dennis L. Workman	63	Vice President and Chief Technical Officer

Steven W. Berglund – Steven Berglund has served as president and chief executive officer of Trimble since March 1999. Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, a group within Spectra Physics AB, and a pioneer in the development of laser systems. He spent 14 years at Spectra Physics in a variety of senior leadership positions.  In the early 1980s, Mr. Berglund spent a number of years at Varian Associates in Palo Alto, where he held a variety of planning and manufacturing roles.  Mr. Berglund began his career as a process engineer at Eastman Kodak in Rochester, New York. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering.  He later received his M.B.A. from the University of Rochester.  In December 2007, Mr. Berglund was elected to the board of directors of Verigy Ltd. a semiconductor test equipment manufacturer.

Rajat Bahri – Rajat Bahri joined Trimble as chief financial officer in January 2005.  Prior to joining Trimble, Mr. Bahri served for more than 15 years in various capacities within the financial organization of several subsidiaries of Kraft Foods, Inc. and General Foods Corporation.  Most recently, he served as the chief financial officer for Kraft Canada, Inc.  From June 2000 to June 2001 he served as chief financial officer of Kraft Pizza Company.  From 1997 to 2000, Mr. Bahri was Operations Controller for Kraft Jacobs Suchard Europe. Mr. Bahri holds a Bachelor of Commerce from the University of Delhi in 1985 and an M.B.A. from Duke University in 1987. In 2005, he was elected to the board of STEC, Inc., a memory storage manufacturer.

Rick Beyer – Rick Beyer joined Trimble in March 2004 as president of Trimble Mobile Solutions and in May 2006, Mr. Beyer was appointed a vice president of Trimble.  In October 2007 his role was expanded to include responsibility for a number of Trimble’s mobile solutions business divisions. Prior to joining Trimble, Mr. Beyer held senior executive positions within the wireless mobile solutions industry since 1987. Part of the original senior executive team that launched Qualcomm's OmniTRAC's mobile satellite communication solution, Mr. Beyer also held the positions of general manager at Rockwell Collins, on-board computing division, from 1994 to 1995; executive vice president of Norcom Networks from 1995 to 1999; president of Husky Technologies, now part of Itronix, from 1999 to 2000; and CEO of TracerNet, which was acquired by Trimble, from 2002 to 2004. Mr. Beyer holds a B.A. from Olivet College and was Chairman of the Board at the college from 2000 to 2003. He was elected Trustee Emeritus in 2007. Rick also served as a member of the Council of Board Chairs for the Association of Governing Boards for Colleges and Universities from 2002 to 2005.

Bryn A. Fosburgh – Bryn Fosburgh joined Trimble in 1994 as a technical service manager for surveying, mining, and construction. In 1997, Mr. Fosburgh was appointed director of development for the Company’s land survey business unit where he oversaw the development of field and office software that enabled the interoperability of Trimble survey products. From October 1999 to July 2002, he served as division vice president of survey and infrastructure. From 2002 to 2005, Mr. Fosburgh served as vice president and general manager of Trimble's Geomatics and Engineering business area, with responsibility for all the division-level activities associated with survey, construction, and infrastructure solutions. In January 2005, he was appointed vice president and general manager of the Engineering and Construction Division.  In October 2007 his role was expanded to include a number of divisions, including construction and agriculture, as well as a responsibility for a number of corporate functions and geographical regions.  Prior to Trimble, he was a civil engineer with the Wisconsin Department of Transportation responsible for coordinating the planning, data acquisition, and data analysis for statewide GPS surveying projects in support of transportation improvement projects. He has also held various engineering, research and operational positions for the U.S. Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. in civil engineering from Purdue University in 1989.

Table of Content

Mark A. Harrington – Mark Harrington joined Trimble in January 2004 as a vice president, primarily responsible for strategy and business development.  In October 2007 his responsibilities were expanded to include a number of divisions, including survey and mapping and geographical information systems, as well as the responsibility for a number of corporate functions and geographical regions.  Prior to joining Trimble, Mr. Harrington served as vice president of finance at Finisar Corporation and chief financial officer for Cielo Communications, Inc., a photonics components manufacturer, from February 1998 to September 2002, and Vixel Corporation, a photonics manufacturer, from April 2003 to December 2003. His experience also includes 11 years at Spectra-Physics where he served in a variety of roles including vice president of finance for Spectra-Physics Lasers, Inc. and vice president of finance for Spectra-Physics Analytical, Inc. Mr. Harrington began his career at Varian Associates, Inc. where he held a variety of management and individual positions in finance, operations and IT. Mr. Harrington received his B.S. in Business Administration from the University of Nebraska-Lincoln.

Irwin L. Kwatek – Irwin Kwatek has served as vice president and general counsel of Trimble since November 2000.  Prior to joining Trimble, Mr. Kwatek was vice president and general counsel of Tickets.com, a ticketing service provider, from May 1999 to November 2000.  Prior to Tickets.com, he was engaged in the private practice of law for more than six years.  During his career, he has served as vice president and general counsel to several publicly held high-tech companies including Emulex Corporation, Western Digital Corporation and General Automation, Inc.  Mr. Kwatek received his B.B.A. from Adelphi College in Garden City, New York and an M.B.A. from the University of Michigan in Ann Arbor. He received his J.D. from Fordham University in New York City in 1968.

Julie Shepard – Julie Shepard joined Trimble in December of 2006 as vice president of finance, and was appointed principal accounting officer in May 2007.  Ms. Shepard brings with her over 20 years of experience in a broad range of finance roles. She is responsible for Trimble's worldwide finance operations including financial planning, accounting, and external reporting.  Prior to joining Trimble, Ms. Shepard served as vice president of finance and corporate controller at Quantum Corporation, from 2005 to 2006, and prior to that, from 2004 to 2005, as an independent consultant to Quantum Corporation.  She was vice president of finance at Nishan Systems from 2000 to 2003.  Ms. Shepard began her career at Price Waterhouse and is a Certified Public Accountant. She received a B.S from California State University where she majored in Accounting.

Dennis L. Workman – Dennis Workman has served as vice president of various business divisions, currently including advanced devices and Applanix since September 1999.  He was appointed Trimble’s chief technical officer in March 2006.   From 1998 to 1999, Mr. Workman was senior director and chief technical officer of the newly formed Mobile and Timing Technologies business group, also serving as general manager of Trimble's Automotive and Timing group.  In 1997, he was director of engineering for Software & Component Technologies. Mr. Workman joined Trimble in 1995 as director of the newly created Timing vertical market.  Prior to Trimble, Mr. Workman held various senior-level technical positions at Datum Inc. During his nine year tenure at Datum, he held the position of CTO.  Mr. Workman received a B.S. in mathematics and physics from St. Mary’s College in 1967 and an M.S. in electrical engineering from the Massachusetts Institute of Technology in 1969.

Item 1A.	Risk Factors.

RISKS AND UNCERTAINTIES

You should carefully consider the following risk factors, in addition to the other information contained in this Form 10-K and in any other documents to which we refer you in this Form 10-K, before purchasing our securities. The risks and uncertainties described below are not the only ones we face.

Our Inability to Accurately Predict Orders and Shipments May Subject Our Results of Operations to Significant Fluctuations From Quarter to Quarter

We have not been able in the past to consistently predict when our customers will place orders and request shipments so that we cannot always accurately plan our manufacturing requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional reserves and allowances. Accordingly, we have limited visibility into future changes in demand and our results of operations may be subject to significant fluctuations from quarter to quarter.

Table of Content

Our Operating Results in Each Quarter May Be Affected by Special Conditions, such as Seasonality, Late Quarter Purchases, Weather, and Other Potential Issues

Due in part to the buying patterns of our customers, a significant portion of our quarterly revenues occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter, although our operating expenses tend to remain fairly predictable. Engineering and construction purchases tend to occur in early spring, and governmental agencies tend to utilize funds available at the end of the government’s fiscal year for additional purchases at the end of our third fiscal quarter in September of each year. Concentrations of orders sometimes also occur at the end of our other two fiscal quarters. Additionally, a majority of our sales force earns commissions on a quarterly basis which may cause concentrations of orders at the end of any fiscal quarter. It could harm our operating results if for any reason expected sales are deferred, orders are not received, or shipments are delayed a few days at the end of a quarter.

We Are Dependent on a Specific Manufacturer and Assembler for Many of Our Products and on Specific Suppliers of Critical Parts for Our Products

We are substantially dependent upon Flextronics International Limited as our preferred manufacturing partner for many of our GPS products. Under the agreement, we provide to Flextronics a twelve-month product forecast and place purchase orders with Flextronics at least thirty calendar days in advance of the scheduled delivery of products to our customers depending on production lead time. Although purchase orders placed with Flextronics are cancelable, the terms of the agreement would require us to purchase from Flextronics all inventory not returnable or usable by other Flextronics customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Flextronics to meet customers’ delivery requirements or we may accumulate excess inventories, if such inventories are not usable by other Flextronics customers. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice.

In addition, we rely on specific suppliers for a number of our critical components. We have experienced shortages of components in the past. Our current reliance on specific or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand as well as our operating results.

Our Annual and Quarterly Performance May Fluctuate Which Could Negatively Impact Our Operations and Our Stock Price

Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

·	changes in market demand,
·	competitive market conditions,
·	fluctuations in foreign currency exchange rates,
·	the cost and availability of components,
·	the mix of our customer base and sales channels,
·	the mix of products sold,
·	our ability to expand our sales and marketing organization effectively,
·	our ability to attract and retain key technical and managerial employees, and
·	general global economic conditions.

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

Table of Content

Our Gross Margin Is Subject to Fluctuation

Our gross margin is affected by a number of factors, including product mix, product pricing, cost of components, foreign currency exchange rates, and manufacturing costs. For example, sales of Nikon-branded products generally have lower gross margin as compared to our GPS survey products. Absent other factors, a shift in sales towards Nikon-branded products would lead to a reduction in our overall gross margin. A decline in gross margin could harm our results of operations and financial condition.

We Are Dependent on New Products and if we are Unable to Successfully Introduce Them Into The Market Our Customer Base May Decline or Fail to Grow as Anticipated

Our future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products, and achieve market acceptance of such products. We may incur problems in the future in innovating and introducing new products. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. If we are unable to introduce new products, if other companies develop similar technology products, or if we do not develop compelling new products, the number of customers may not grow as anticipated, or may decline, which could harm our operating results.

We Are Dependent on Proprietary Technology, which Could Result in Litigation that Could Divert Significant Valuable Resources and Impair Our Liquidity

Our future success and competitive position is dependent upon our proprietary technology, and we rely on patent, trade secret, trademark, and copyright law to protect our intellectual property. The patents owned or licensed by us may be invalidated, circumvented, and challenged. The rights granted under these patents may not provide competitive advantages to us. Any of our pending or future patent applications may not be issued within the scope of the claims sought by us, if at all.

Others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned by us. In addition, effective copyright, patent, and trade secret protection may be unavailable, limited or not applied for in certain countries. The steps taken by us to protect our technology might not prevent the misappropriation of such technology.

The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. We recognize that as new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to withdraw products from the market, take a license from such patent holders, or redesign our products. We do not believe any of our products currently infringe patents or other proprietary rights of third parties, but we cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which may impair our liquidity.

Investing in and Integrating New Acquisitions Could be Costly and May Place a Significant Strain on Our Management Systems and Resources

We have recently acquired a number of companies, including @Road, and intend to continue to acquire other companies. Acquisitions of companies entail numerous risks, including:

·	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;
·	loss of key employees of acquired operations;
·	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;
·	the potential disruption of our ongoing business;
·	unanticipated expenses related to acquisitions;
·
the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

·	the impairment of relationships with employees and customers of either an acquired company or our own business; and
·	the potential unknown liabilities associated with acquired business.

Table of Content

As a result of such acquisitions, we have significant assets that include goodwill and other purchased intangibles. The testing of these intangibles under established accounting guidelines for impairment requires significant use of judgment and assumptions. Changes in business conditions could require adjustments to the valuation of these assets. In addition, losses incurred by a company in which we have an investment may have a direct impact on our financial statements or could result in our having to write-down the value of such investment. Any such problems in integration or adjustments to the value of the assets acquired could harm our growth strategy, and could be costly and place a significant strain on our management systems and resources.

Our Products May Contain Errors or Defects, which Could Result in Damage to Our Reputation, Lost Revenues, Diverted Development Resources and Increased Service Costs, Warranty Claims, and Litigation

We warrant that our products will be free of defect for various periods of time, depending on the product. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return or obtain credits for products and inventory, or to cancel outstanding purchase orders even if the products themselves are not defective.

We must develop our products quickly to keep pace with the rapidly changing market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released. In general, our products may not be free from errors or defects after commercial shipments have begun, which could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation.

We Are Dependent on the Availability of Allocated Bands within the Radio Frequency Spectrum

Our GNSS technology is dependent on the use of satellite signals from space and on terrestrial communication bands.  International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference.  Each country also has regulatory authority on how each band is used.

Any ITU or local reallocation of radio frequency bands, including frequency band segmentation or sharing of spectrum, may materially and adversely affect the utility and reliability of our products. Many of our products use other radio frequency bands, together with the GNSS signal, to provide enhanced GNSS capabilities, such as real-time kinematic precision. The continuing availability of these non-GNSS radio frequencies is essential to provide enhanced GNSS products to our precision survey, agriculture and construction machine controls markets. Any regulatory changes in spectrum allocation or in allowable operating conditions could have a material adverse effect on our business, results of operations, and financial condition.

We have certain products, such as GPS RTK systems, and surveying and mapping systems that use integrated radio communication technology requiring access to available radio frequencies allocated to local government.  Some bands are experiencing congestion. In the US, the FCC announced that it will require migration of radio technology from wideband to narrowband operations in these bands. The rules require migration of users to narrowband channels by 2011. In the meantime, congestion could cause FCC coordinators to restrict or refuse licenses. An inability to obtain access to these radio frequencies by end users could have a material adverse effect on our business, results of operations, and financial condition.

Many of Our Products Rely on GNSS technology, the GPS, and other Satellite Systems, Which May Become Inoperable and Result in Lost Revenue

GNSS technology, GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 30 satellites in place, some have already been in operation for more than 12 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites may impair the current utility of the GPS system and the growth of current and additional market opportunities.

Table of Content

As the only complete GNSS currently in operation, we are dependent on continued operation of GPS.  GPS is operated by the U. S. Government, which is committed to maintenance and improvement of GPS; however if the policy were to change, and GPS were no longer supported by the U. S. Government, or if user fees were imposed, it could have a material adverse effect on our business, results of operations, and financial condition.

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

The European governments have begun development of an independent satellite navigation system, known as Galileo. We have access to the preliminary signal design, which is subject to change. Although an operational Galileo system is several years away, if we are unable to develop a timely commercial product, it could result in lost revenue which could harm our results of operations and financial condition.

Our Business is Subject to Disruptions and Uncertainties Caused by War or Terrorism

Acts of war or acts of terrorism, especially any directed at the GPS signals, could have a material adverse impact on our business, operating results, and financial condition. The threat of terrorism and war and heightened security and military response to this threat, or any future acts of terrorism, may invoke a redeployment of the satellites used in GPS or interruptions of the system. To the extent that such interruptions result in delays or cancellations of orders, or the manufacture or shipment of our products, it could have a material adverse effect on our business, results of operations, and financial condition.

We Are Exposed to Fluctuations in Currency Exchange Rates and Although We Hedge Against These Risks, Our Attempts to Hedge Could be Unsuccessful and Expose Us to Losses

A significant portion of our business is conducted outside the U.S., and as such, we face exposure to movements in non-U.S. currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Fluctuation in currency impacts our operating results.

Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. Our attempts to hedge against these risks could be unsuccessful and expose us to losses.

Our Debt Could Adversely Affect Our Cash Flow and Prevent Us from Fulfilling Our Financial Obligations

On February 16, 2007, we amended and restated our existing $200 million unsecured revolving credit agreement to an aggregate availability of up to $300 million. Our debt could have important consequences, such as:

·
requiring us to dedicate a portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, and other cash requirements;

·	increasing our vulnerability to adverse economic and industry conditions;
·	limiting our flexibility in planning for, or reacting to, changes and opportunities in, our industry, which may place us at a competitive disadvantage; and
·	limiting our ability to incur additional debt on acceptable terms, if at all.

Additionally, if we were to default under our amended credit agreement and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate and the lenders could accelerate our obligations under the amended credit agreement, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.  Additionally, our subsidiaries that have guaranteed the amended credit agreement could be required to pay the full amount of our obligations under the amended credit agreement.  Any such action on the part of the lenders against us could harm our financial condition.

Table of Content

We May Not Be Able to Enter Into or Maintain Important Alliances

We believe that in certain business opportunities our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon, and CNH Global. Our failure to form and maintain such alliances, or the pre-emption of such alliances by actions of competitors or us, will adversely affect our ability to penetrate emerging markets. If we experience problems from current or future alliances it could harm our operating results and we may not be able to realize value from any such strategic alliances.

We Face Competition in Our Markets Which Could Decrease Our Revenues and Growth Rates or Impair Our Operating Results and Financial Condition

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GPS, optical and laser suppliers and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants, particularly from emerging markets such as China and India. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could decrease our revenues and growth rates or impair our operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

We Are Subject to the Impact of Governmental and Other Similar Certifications and Failure to Obtain the Requisite Certifications Could Harm Our Operating Results

We market certain products that are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results. Also, some of our products that use integrated radio communication technology require product type certification and some products require an end user to obtain licensing from the FCC for frequency-band usage. These are secondary licenses that are subject to certain restrictions. An inability or delay in obtaining such certifications or changes to the rules by the FCC could adversely affect our ability to bring our products to market which could harm our customer relationships and therefore, our operating results. Any failure to obtain the requisite certifications could also harm our operating results.

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2007, our stock price ranged from $25.47 to $57.41, on a post-split basis.  We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

·	announcements and rumors of developments related to our business or the industry in which we compete;
·	quarterly fluctuations in our actual or anticipated operating results and order levels;
·	general conditions in the worldwide economy;
·	acquisition announcements;
·	new products or product enhancements by us or our competitors; and
·	developments in patents or other intellectual property rights and litigation;
·	developments in our relationships with our customers and suppliers; and
·	any significant acts of terrorism against the United States.

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

Provisions in Our Charter Documents and Under California Law Could Prevent or Delay a Change of Control, which Could Reduce the Market Price of Our Common Stock

Table of Content

Certain provisions of our articles of incorporation, as amended and restated, our bylaws, as amended and restated, and the California General Corporation Law may be deemed to have an anti-takeover effect and could discourage a third party from acquiring, or make it more difficult for a third party to acquire, control of us without approval of our board of directors. These provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions allow the board of directors to authorize the issuance of preferred stock with rights superior to those of the common stock.

We have adopted a Preferred Shares Rights Agreement, commonly known as a "poison pill." The provisions described above, our poison pill and provisions of the California General Corporation Law may discourage, delay or prevent a third party from acquiring us.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The following table sets forth the significant real property that we own or lease as of February 21, 2008:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Sunnyvale, California	All	160,000	Leased, expiring in 2012 3 buildings
Huber Heights (Dayton), Ohio	Engineering & Construction Field Solutions Distribution	150,000 57,200 42,600	Owned, no encumbrances Leased, expiring in 2011 Leased, expiring in 2008
Westminster, Colorado	Engineering & Construction, Field Solutions	76,000	Leased, expiring in 2013
Corvallis, Oregon	Engineering & Construction	20,000 38,000	Owned, no encumbrances Leased, expiring in 2008
Richmond Hill, Canada	Advanced Devices	50,200	Leased, expiring in 2010
Danderyd, Sweden	Engineering & Construction	93,900	Leased, expiring in 2010
Christchurch, New Zealand	Engineering & Construction, Mobile Solutions, Field Solutions	65,000	Leased, expiring in 2010 2 buildings
Fremont, California (@Road)	Mobile Solutions	102,544	Leased, expiring in 2010 2 buildings
Chennai, India (@Road)	Mobile Solutions	37,910	Leased, expiring in 2009

In addition, we lease a number of smaller offices around the world primarily for sales and manufacturing functions. For financial information regarding obligations under leases, see Note 10 of the Notes to the Consolidated Financial Statements.

* We believe that our facilities are adequate to support current and near-term operations.

Item 3.	Legal Proceedings.

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material adverse effect on our business, results of operations, and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Table of Content

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On October 12, 2007, we issued 48,670 shares of our common stock to a warrantholder pursuant to the exercise of warrants held by such warrantholder.  The holder of the warrants exercised the warrants on a cashless basis by surrendering their right to purchase a portion of the shares of the common stock based on a value of $40.06 per share, representing the average closing price of our common stock on the ten-day period prior to the exercise date of October 9, 2007.  In connection with the cashless exercise of the warrants, the warrants were surrendered and no underwriting discounts or commissions were paid.  We offered and sold the common stock issued in connection with these cashless exercise of warrants in reliance on the exemption from registration for exchanges of securities with existing security holders by virtue of Section 3(a)(9) of the Securities Act of 1933, as amended.

Our common stock is traded on the NASDAQ National Market under the symbol "TRMB."  The table below sets forth, during the periods indicated, the high and low per share sale prices for our common stock as reported on the NASDAQ National Market.

	2007		2006
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
First quarter	$57.41	$25.47	$22.53	$17.51
Second quarter	32.65	26.83	24.26	19.68
Third quarter	41.33	32.24	25.55	21.29
Fourth quarter	43.15	30.40	26.18	22.10

Stock Repurchase Program

On January 23, 2008, the Company announced that its board of directors has authorized a stock repurchase program for up to $250 million, effective February 1, 2008.  The timing and actual number of shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

As of February 21, 2008, there were approximately 986 holders of record of our common stock.

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

Table of Content

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results. In particular, because the results of operations and financial condition related to our acquisitions are included in our Consolidated Statements of Income and Consolidated Balance Sheets data commencing on those respective acquisition dates, comparisons of our results of operations and financial condition for periods prior to and subsequent to those acquisitions are not indicative of future results.  In February 2007 we acquired @Road, Inc. which significantly impacted the trends shown below.  Please refer to Note 4 to the Consolidated Financial Statements for more information.

	December 28,	December 29,	December 30,	December 31,	January 2,
As of And For the Fiscal Years Ended	2007	2006	2005	2004	2004
(Dollar in thousands, except per share data)

Revenue	$1,222,270	$940,150	$774,913	$668,808	$540,903
Gross margin	$612,905	$461,081	$389,805	$324,810	$268,030
Gross margin percentage	50.1%	49.0%	50.3%	48.6%	49.6%
Income from continuing operations	$117,374	$103,658	$84,855	$67,680	$38,485
Net income	$117,374	$103,658	$84,855	$67,680	$38,485
Per common share (1):
Net income (1)
- Basic	$0.98	$0.94	$0.80	$0.66	$0.41
- Diluted	$0.94	$0.89	$0.75	$0.62	$0.38
Shares used in calculating basic earnings per share (1)	119,280	110,044	106,432	102,326	95,010
Shares used in calculating diluted earnings per share (1)	124,410	116,072	113,638	109,896	100,024
Cash dividends per share	$-	$-	$-	$-	$-

Total assets	$1,539,359	$983,477	$749,265	$657,975	$553,083
Non-current portion of long term debt and other non-current liabilities	$116,692	$28,000	$19,474	$38,226	$85,880

(1)
2-for-1 Stock Split - On January 17, 2007, Trimble’s board of directors approved a 2-for-1 split of all outstanding shares of the Company’s Common Stock, payable February 22, 2007 to stockholders of record on February 8, 2007. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.

Table of Content

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

Solutions targeted at the end-user make up a significant majority of our revenue. To create compelling products, we must attain an understanding of the end users’ needs and work flow, and how location-based technology can enable that end user to work faster, more efficiently, and more accurately. We use this knowledge to create highly innovative products that change the way work is done by the end-user. With the exception of our Mobile Solutions and Advanced Devices segments, our products are generally sold through a dealer channel, and it is crucial that we maintain a proficient global, third-party distribution channel.

During 2007 we continued to execute our strategy with a series of actions that can be summarized in four categories.

Reinforcing our position in existing markets

* We believe that our markets provide us with additional, substantial potential for substituting our technology for traditional methods. In 2007, we continued to develop new products and to strengthen our distribution channels in order to expand our market opportunity. A number of new products such as the AgGPS EZ-Guide 500 system, Juno™ST handheld computer, Spectra Precision GL412 and 422 grade lasers, and Trimble CCS900 Compaction Control System, strengthened our competitive position and created new value for the user.

Extending our position in existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenues by bringing new products to existing users. In fiscal 2007, we introduced the Trimble VX Spatial Station and a suite of interactive product training modules for the engineering and construction industry.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our efforts in Asia Pacific, including China, India and Russia, and Europe, including Eastern Europe, all reflected improving financial results, with the promise of more in the future.

Entering new market segments

* In 2007, we acquired @Road, a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries, INPHO, a leader in photogrammetry and digital surface modeling for aerial surveying, mapping and remote sensing applications, Ingenieurbüro Breining, a provider of customized field data collection and office software solutions for the cadastral survey market in Germany. We also acquired UtilityCenter assets from UAI, Inc. which is a leading provider of Geographic Information System (GIS)-based workflow automation and outage management solutions for electric and gas utilities and HHK Datentechnik, a provider of customized office and field software solutions for the cadastral survey market in Germany.

Table of Content

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

Revenue for orders is not recognized until the product is shipped and title has transferred to the buyer. We bear all costs and risks of loss or damage to the goods up to that point. Our shipment terms for U.S. orders and international orders fulfilled from our European distribution center typically provide that title passes to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, we may choose within the place or range stipulated where the carrier will take the goods into carrier’s charge. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer.  Shipping and handling costs are included in the cost of goods sold.

Revenue to distributors and resellers is recognized upon shipment, assuming all other criteria for revenue recognition have been met. Distributors and resellers do not have a right of return.

Revenue from purchased extended warranty and support agreements is deferred and recognized ratably over the term of the warranty/support period.

We present revenue net of sales taxes and any similar assessments.

We apply Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” to products where the embedded software is more than incidental to the functionality of the hardware. This determination requires significant judgment including a consideration of factors such as marketing, research and development efforts and any post-customer contract support (PCS) relating to the embedded software.

Our software arrangements generally consist of a perpetual license fee and PCS. We have established vendor-specific objective evidence (VSOE) of fair value for our PCS contracts based on renewal rates. The remaining value of the software arrangement is allocated to the license fee using the residual method.  License revenue is primarily recognized when the software has been delivered and there are no remaining obligations. Revenue from PCS is recognized ratably over the term of the PCS agreement.

We apply EITF Issue 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware" for hosted arrangements which the customer does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Subscription revenue related to our hosted arrangements is recognized ratably over the contract period. Upfront fees for our hosted solution primarily consist of amounts for the in-vehicle enabling hardware device and peripherals, if any. For upfront fees relating to propriety hardware where the firmware is more than incidental to the functionality of the hardware in accordance with SOP No. 97-2, “Software Revenue Recognition,” we defer the upfront fees at installation and recognize them ratably over the minimum service contract period, generally one to five years. Product costs are also deferred and amortized over such period.

Table of Content

In accordance with EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when a non-software sale involves multiple elements the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element is met.

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts and sales returns reserve, was $239.9 million as of December 28, 2007, as compared with $177.1 million as of December 29, 2006. The allowance for doubtful accounts was $5.2 million and $4.1 million as of December 28, 2007 and December 29, 2006, respectively.  We evaluate the collectibility of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

A reserve for sales returns is established based on historical trends in product return rates experienced in the ordinary course of business. The reserve for sales returns as of December 28, 2007 and December 29, 2006 were $1.7 million and $859,000, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation

Our inventories, net balance was $143.0 million as of December 28, 2007 compared with $112.6 million as of December 29, 2006. Our inventory allowances as of December 28, 2007 were $29.6 million, as compared with $28.6 million as of December 29, 2006. Our inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.  Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired balances.  Factors influencing these adjustments include decline in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required.

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

Our valuation allowance is attributable to, primarily, acquisition related Net Operating Loss and Research and Development Credit carryforwards.  Management believes that it is more likely than not that we will not realize these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts.  When the tax attributes are utilized and the valuation allowance is released, the benefit of the release of the valuation allowance will be accounted for as a credit to goodwill rather than as a reduction of the income tax provision.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of distribution channels, patents, licenses, technology, acquired backlog and trademarks.  Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to ten years with a weighted average useful life of 6.2 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

Table of Content

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The annual goodwill impairment testing is performed in the fourth fiscal quarter of each year.  Goodwill is reviewed for impairment utilizing a two-step process.  First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit.   The fair values of the reporting units are estimated using a discounted cash flow approach.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.  Our evaluation resulted in no impairment of goodwill.

Depreciation and amortization of the intangible assets and other long-lived assets is provided using the straight-line method over their estimated useful lives, reflecting the pattern of economic benefits associated with these assets. Changes in circumstances such as technological advances, changes to our business model, or changes in the capital strategy could result in the actual useful lives of intangible assets or other long-lived assets differing from initial estimates. In those cases where we determine that the useful life of an asset should be revised, the net book value in excess of the estimated residual value will be expensed and the residual value is depreciated over its revised remaining useful life. These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable based on their future cash flows. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value.  No indicators of impairment have been identified.

Warranty Costs

The liability for product warranties was $10.8 million as of December 28, 2007, as compared with $8.6 million as of December 29, 2006. We accrue for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on our behalf. Our expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment.  The products sold are generally covered by a warranty for periods ranging from 90 days to three years, and in some instances up to 5.5 years.

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

Stock Compensation

Beginning in fiscal 2006, we adopted Statement of Financial Accounting  Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock option and rights to purchase shares under stock participation plans, based on estimated fair values.  We adopted SFAS 123(R) using the modified prospective application method, under which prior periods are not revised for comparative purposes.  Prior to fiscal 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).  As a result, the Company’s financial statements for fiscal 2006 include stock-based compensation expenses that are not comparable to financial statements prior to fiscal 2006.

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the period includes compensation expense for awards granted prior to, but not yet vested as of December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for awards granted subsequent to December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  The fair value of rights to purchase shares under stock participation plans was estimated using the Black-Scholes option-pricing model.  For stock options granted prior to October 1, 2005, the fair value was estimated at the date of grant using the Black-Scholes option-pricing model.  For stock options granted on or after October 1, 2005, the fair value is estimated on the date of grant using a binomial valuation model.

Table of Content

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

Beginning in fiscal 2006, our expected stock price volatility for stock purchase rights is based on implied volatilities of traded options on our stock and our expected stock price volatility for stock options is based on a combination of our historical stock price volatility for the period commensurate with the expected life of the stock option and the implied volatility of traded options.  The use of implied volatilities was based upon the availability of actively traded options on our stock with terms similar to our awards and also upon our assessment that implied volatility is more representative of future stock price trends than historical volatility.  However, because the expected life of our stock options is greater than the terms of our traded options, we used a combination of our historical stock price volatility commensurate with the expected life of our stock options and implied volatility of traded options.  Prior to fiscal 2006, we used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro-forma information.

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

See Note 2 and Note 14 to the Consolidated Financial Statements for additional information.

RECENT BUSINESS DEVELOPMENTS

During fiscal 2007, we acquired the following companies or assets, and results of their operations have been combined in the results of our operations from the date of the acquisition.

HHK

On December 19, 2007, we acquired privately-held HHK Datentechnik GmbH of Braunschweig, Germany, a provider of customized office and field software solutions for the cadastral survey market in Germany.  HHK’s performance is reported under our Engineering and Construction business segment.

Table of Content

UtilityCenter

On November 8, 2007, we acquired the UtilityCenter assets from privately-held UAI, Inc. of Huntsville, Alabama. UAI is a leading provider of Geographic Information System (GIS)-based workflow automation and outage management solutions for electric and gas utilities.  UtilityCenter’s performance is reported under our Field Solutions business segment.

Ingenieurbüro Breining GmbH

On September 19, 2007, we acquired Ingenieurbüro Breining GmbH of Kirchheim, Germany, a provider of customized field data collection and office software solutions for the survey market in Germany. Ingenieurbüro Breining’s performance is reported under our Engineering and Construction business segment.

@Road, Inc.

On February 16, 2007, we acquired publicly-held @Road, Inc. of Fremont, California.  @Road, Inc. is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries. @Road is reported within our Mobile Solutions business segment.  @Road significantly increases our presence in the mobile resource management, or MRM, market which Trimble believes is a large and fast growing market.

INPHO GmbH

On February 13, 2007, we acquired INPHO GmbH of Stuttgart, Germany.  INPHO is a leader in photogrammetry and digital surface modeling for aerial surveying, mapping and remote sensing applications.  INPHO is reported within Trimble’s Engineering and Construction segment.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	December 28,	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005
(Dollars in thousands)

Total consolidated revenue	$1,222,270	$940,150	$774,913
Gross Margin	$612,905	$461,081	$389,805
Gross Margin %	50.1%	49.0%	50.3%
Total consolidated operating income	$178,267	$135,366	$124,944
Operating Income %	14.6%	14.4%	16.1%

Basis of Presentation

We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2007 was December 28, 2007.  Fiscal 2007, 2006 and 2005 were all 52-week years.

Revenue

In fiscal 2007, total revenue increased by $282.1 million, or 30%, to $1,222.3 million from $940.2 million in fiscal 2006. The increase in fiscal 2007 was due to stronger performances across all our operating segments. Engineering and Construction revenue increased $106.2 million, or 17%; Field Solutions increased $61.4 million, or 44%; Mobile Solutions increased $96.8 million, or 159%; and Advanced Devices increased $17.7 million, or 17%, as compared to the corresponding period in fiscal 2006.  Revenue growth within these segments was primarily driven by new products, a robust agricultural environment, strong international growth, as well as the impact of acquisitions of $97.8 million, partially offset by regional pockets of softness in the U.S. markets.

In fiscal 2006, total revenue increased by $165.2 million, or 21%, to $940.2 million from $774.9 million in fiscal 2005. The increase in fiscal 2006 was primarily due to stronger performance across all our operating segments.  The Engineering and Construction, Field Solutions, Mobile Solutions and Advanced Devices segments increased 21%, 9%, 93%, and 13% respectively, as compared to fiscal 2005. Revenue growth within these segments was driven by new product introductions, increased penetration of existing markets, and geographical expansion.  Mobile Solutions growth in particular benefited from the prior year acquisitions.  Overall, 2006 acquisitions impacted total company revenue growth by approximately 2%.

Table of Content

* During fiscal 2007, sales to customers in the United States represented 50%, Europe represented 27%, Asia Pacific represented 12%, and other regions represented 11% of our total revenues.  During the 2006 fiscal year, sales to customers in the United States represented 54%, Europe represented 25%, Asia Pacific represented 12%, and other regions represented 9% of our total revenues. During fiscal 2005, sales to customers in the United States represented 54%, Europe represented 25%, Asia Pacific represented 11%, and other regions represented 10% of our total revenues. We anticipate that sales to international customers will continue to account for a major portion of our revenues.

* No single customer accounted for 10% or more of our total revenues in fiscal 2007, 2006, and 2005. It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by us may adversely affect the results of operations.

Gross Margin

Our gross margin varies due to a number of factors including product mix, pricing, distribution channel used, effects of production volumes, new product start-up costs, and foreign currency translations.

In fiscal 2007, our gross margin increased by $151.8 million as compared to fiscal 2006 due to higher revenue, higher margin products, including software and subscription revenue, and improved manufacturing utilization, partially offset by an increase of $14.5 million in amortization of purchased intangibles primarily due to the acquisition of @Road.  Gross margin as a percentage of total revenue was 50.1% in fiscal 2007 and 49.0% in fiscal 2006. The increase in the gross margin percentage was driven primarily by a 2 percentage point increase due to higher margin products including software and subscription revenue, offset by a decrease of 1 percentage point due to increased amortization of purchased intangibles.

In fiscal 2006, our gross margin increased by $71.3 million as compared to fiscal 2005 due to higher revenue and the success of higher margin products, including survey and machine control products and higher subscription revenues.  The increase was partially offset by decreases due to the impact of the reclassification of the Caterpillar Trimble Control Technologies (CTCT) transactions of $18.1 million previously recorded in non-operating expenses, amortization of software-related purchased intangibles of $5.2 million, and stock-based compensation expense of $1.2 million that were not included in gross margin during the same period in fiscal 2005.  Gross margin as a percentage of total revenues was 49.0% in fiscal 2006 and 50.3% in fiscal 2005. The decrease in the gross margin percentage was driven primarily by a decrease of 3 percentage points due to the CTCT impact, amortization of purchased intangibles and stock-based compensation, offset by an increase of 2 percentage points due to higher margin products and subscription revenues.

* Because of potential product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margin cannot be assured.

Operating Income

Operating income increased by $42.9 million for fiscal 2007 as compared to fiscal 2006.  Operating income as a percentage of total revenue for fiscal 2007 was 14.6% as compared to 14.4% for fiscal 2006 due to higher revenue and associated gross margin, and software and subscription revenue, partially offset by additional amortization of purchased intangibles.

Operating income increased by $10.4 million for fiscal 2006 as compared to fiscal 2005 due to higher revenues and the success of higher margin products, offset by decreases due to the impact of the reclassification of the CTCT transactions previously recorded in non-operating expenses, and stock-based compensation expense that was not included in the operating income during fiscal 2005.

Operating income as a percentage of total revenue was 14.4% for fiscal 2006 compared to 16.1% in fiscal 2005. The decrease in operating income was due to a 4 percentage point CTCT transaction reclassification impact, amortization of purchased intangibles, increased acquisition expenses, and stock-based compensation impact, partially offset by 2 percentage point increase driven by gross margin expansion.

Table of Content

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

In the first fiscal quarter of 2006, we combined the operating results of the former Component Technologies and Portfolio Technologies segments and included the combined operating results in the Advanced Devices segment. The change in presentation was made in recognition of the small size of each of the businesses relative to the total company. The presentation of prior periods’ segment operating results has been changed to conform to our current segment presentation.

The following table is a breakdown of revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below.

	December 28,	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005
(Dollars in thousands)

Engineering and Construction
Revenue	$743,291	$637,118	$524,461
Segment revenue as a percent of total revenue	61%	68%	68%
Operating income	$174,177	$136,157	$117,993
Operating income as a percent of segment revenue	23.4%	21.4%	22.5%
Field Solutions
Revenue	$200,614	$139,230	$127,843
Segment revenue as a percent of total revenue	16%	15%	16%
Operating income	$60,933	$37,377	$32,527
Operating income as a percent of segment revenue	30.4%	26.8%	25.4%
Mobile Solutions
Revenue	$157,673	$60,854	$31,481
Revenue as a percent of total consolidated revenue	13%	6%	4%
Operating income (loss)	$12,517	$2,550	$(3,072)
Operating income (loss) as a percent of segment revenue	7.9%	4.2%	(9.8%)
Advanced Devices
Revenue	$120,692	$102,948	$91,128
Segment revenue as a percent of total revenue	10%	11%	12%
Operating income	$17,276	$10,084	$13,212
Operating income as a percent of segment revenue	14.3%	9.8%	14.5%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Fiscal Years Ended	December 28, 2007	December 29, 2006	December 30, 2005
(In thousands)

Consolidated segment operating income	$264,903	$186,168	$160,660
Unallocated corporate expense	(42,914)	(35,798)	(27,483)
Restructuring charges	(3,025)	--	(278)
Amortization of purchased intangible assets	(38,585)	(13,074)	(6,855)
In-process research and development	(2,112)	(1,930)	(1,100)
Consolidated operating income	178,267	135,366	124,944
Non-operating income (expense), net	5,489	12,726	(156)
Consolidated income before income taxes	$183,756	$148,092	$124,788

Table of Content

Engineering and Construction

Engineering and Construction revenues increased by $106.2 million, or 17%, while segment operating income increased by $38.0 million, or 28%, for fiscal 2007 as compared to fiscal 2006. The revenue growth was driven by all business units within the segment, strong international markets, acquisitions made during the last twelve months and foreign exchange gains.  Segment operating income increased as a result of higher revenue and increased sales of higher margin products including software revenue and operating expense control.

Engineering and Construction revenues increased by $112.7 million, or 21%, while segment operating income increased by $18.2 million, or 15%, for fiscal 2006 as compared to fiscal 2005. The revenue growth was driven by the continued strength in survey products as well as increased sales of machine control products, aggressive marketing programs and geographic expansion. Segment operating income increased as a result of higher revenues and increased sales of higher margin products, partially offset by expenses related to CTCT transactions, and stock-based compensation expense that were not present in fiscal 2005.

Field Solutions

Field Solutions revenues increased by approximately $61.4 million, or 44%, while segment operating income increased by $23.6 million, or 63%, for fiscal year 2007 as compared to fiscal 2006. Revenue was driven primarily by the introduction of new agricultural products and a robust agricultural market, both in the U.S. and internationally.  Operating income increased primarily due to higher revenue and operating expense control.

Field Solutions revenues increased by approximately $11.4 million, or 9%, while segment operating income increased by $4.9 million, or 15%, for fiscal year 2006 as compared to fiscal 2005. Revenue increased primarily due to growth in our GIS business.  In GIS, growth was due to new products and a continuing shift to a higher value, differentiated distribution channel.  Operating income increased primarily due to increased revenue, partially offset by the inclusion of stock-based compensation that was not present in fiscal 2005.

Mobile Solutions

Mobile Solutions revenues increased by $96.8 million, or 159%, while segment operating income increased by $10.0 million, or 391%, for fiscal 2007 as compared to fiscal 2006.  Revenue grew due to increased subscription revenue due primarily to the @Road acquisition.  Operating income increased primarily due to higher subscription revenue and associated gross margin.

Mobile Solutions revenues increased by $29.4 million, or 93%, while segment operating income increased by $5.6 million, or 183%, for fiscal 2006 as compared to fiscal 2005. Revenue increased due to increased subscriber growth, an increase in recurring subscription revenues, the benefit of acquisitions, and entry into new vertical markets.  Operating income increased primarily due to higher subscription revenue and associated gross margin, partially offset by the inclusion of stock-based compensation that was not present in fiscal 2005.

Advanced Devices

Advanced Devices revenues increased by $17.7 million, or 17%, and segment operating income increased by $7.2 million, or 71%, for fiscal 2007 as compared to fiscal 2006. The increase in revenue was primarily driven by stronger performance in our Component Technologies timing and embedded product revenue.  Operating income increased due to strong timing and embedded product revenue, licensing revenue associated with a Nokia intellectual property agreement signed in the third quarter of 2006, and strong operating expense control.

Advanced Devices revenues increased by $11.8 million, or 13%, while segment operating income decreased by $3.1 million, or 24%, for fiscal 2006 as compared to fiscal 2005. The increase in revenue was primarily due to stronger performance in our embedded and airborne products as well as licensing revenues associated with a Nokia intellectual property agreement signed in the third quarter of fiscal 2006.  Operating income decreased for fiscal 2006 due to sales of lower gross margin products, a reduction in revenue in our Military and Advanced Systems product line, increased costs related to the TrimTrac product line and inclusion of stock-based compensation that were not present in the corresponding periods of fiscal 2005, partially offset by stronger embedded and airborne product revenue and intellectual property licensing revenue.

Table of Content

Research and Development, Sales and Marketing, and General and Administrative Expenses

The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total revenues for the fiscal years ended 2007,  2006, and 2005 and should be read in conjunction with the narrative descriptions of those operating expenses below.

Fiscal Years Ended	December 28, 2007		December 29, 2006		December 30, 2005
(In thousands)
Research and development	$131,468	11%	$103,840	11%	$84,276	11%
Sales and marketing	186,495	15%	143,623	15%	120,215	15%
General and administrative	92,572	8%	68,416	7%	52,137	7%
	410,535	34%	315,879	34%	$256,628	33%

Overall, R&D, sales and marketing, and G&A expenses increased by approximately $94.7 million in fiscal 2007 compared to fiscal 2006.

Research and development expenses increased by $27.6 million in fiscal 2007 compared to fiscal 2006 primarily due to the inclusion of expenses of $16.8 million from acquisitions not applicable in the prior year, a $9.7 million increase in compensation related expenses, and a $3.2 million increase due to foreign currency exchange rates, partially offset by decreased consulting fees.  Cost of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred.

Research and development expenses increased by $19.6 million in fiscal 2006 as compared to fiscal 2005 primarily due to the inclusion of expenses of $4.6 million from acquisitions not applicable in the prior year, a $4.9 million increase in compensation related expenses, a $2.6 million in stock-based compensation expense not present in fiscal 2005, and a $2.3 million increase in R&D materials, primarily due to compliance with the European lead free initiative.

* Overall research and development spending remained relatively constant at approximately 11% of revenues. We expect to continue to devote resources to the development of new products and the enhancement of existing products. We believe that research and development is critical to our strategic product development objectives and that to leverage our leading technology and to meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel.

Sales and marketing expenses increased by $42.9 million in fiscal 2007 as compared to fiscal 2006.  The increase was primarily due to the inclusion of expenses of $20.7 million from acquisitions not applicable in the prior period, a $9.9 million increase in compensation-related expenses, a $4.3 million increase due to foreign currency exchange rates and a $3.4 million increase in marketing expenses. Spending overall remained relatively constant at approximately 15% of revenues.

Sales and marketing expenses increased by $23.4 million in fiscal 2006 as compared to fiscal 2005.  The increase was primarily due to the inclusion of expenses of $7.5 million from acquisitions not applicable in the prior period, an $8.0 million increase in compensation-related expenses, a $2.8 million in stock-based compensation expense not present in fiscal 2005, and a $1.9 million increase in customer trade show expenses due to increased size and attendance at the shows.

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

General and administrative expenses increased by $24.2 million in fiscal 2007 compared to fiscal 2006 primarily due to the inclusion of expenses of $10.0 million from acquisitions not applicable in the prior year, a $4.8 million increase in compensation-related expenses, and a $5.4 million increase in tax and legal fees.   Spending overall was at approximately 8% of revenues.

General and administrative expenses increased by $16.3 million in fiscal 2006 compared to fiscal 2005 primarily due to the inclusion of expenses of $4.3 million from acquisitions not applicable in the prior year, a $3.9 million increase in compensation-related expenses, and $6.0 million in stock-based compensation expense not present in fiscal 2005.

Table of Content

Other Operating Expenses

Restructuring Charges

Included in Other accrued liabilities on our Consolidated Balance Sheet is a restructuring accrual of $1.3 million as of December 28, 2007.  In conjunction with the acquisition of @Road, we accrued $3.6 million for severance and benefits.  These restructuring costs were recorded in accordance with EITF 95-3 as part of the purchase price with no impact on our Consolidated Statements of Income.  During fiscal 2007 we paid $2.3 million against this restructuring accrual.  The remaining restructuring accrual of $1.3 million is expected to be settled by the first half of fiscal 2008.

Included in our Consolidated Statements of Income for fiscal 2007 under “Restructuring charges” is a restructuring cost of $3.0 million for charges associated with the acceleration of vesting of employee stock options for certain terminated @Road employees.  Of the total amount, $1.4 million was settled in cash and $1.6 million was recorded as Shareholder’s Equity.

There were no restructuring charges recorded in fiscal 2006.  Restructuring charges of $0.3 million were recorded in fiscal 2005, primarily related to office closure costs due to integration efforts of the Mensi acquisition.

In-Process Research and Development

We recorded in-process research and development (IPR&D) expenses of $2.1 million, $1.9 million, and $1.1 million related to acquisitions made in fiscal 2007, 2006 and 2005 respectively.  At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. The value of the IPR&D was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Accordingly, the value assigned to these IPR&D amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Amortization of Purchased and Other Intangible Assets

	December 28,	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005
(in thousands)

Cost of sales	$19,778	$5,353	$165
Operating expenses	18,966	7,906	6,855
Total	$38,744	$13,259	$7,020

Total amortization expense of purchased and other intangible assets was $38.7 million in fiscal 2007, of which $19.8 million was recorded in cost of sales and $19.0 million was recorded in operating expenses.  Total amortization expense of purchased and other intangibles represented 3.2% of revenue in fiscal 2007, an increase of $25.5 million from fiscal 2006 when it represented 1.4% of revenue. The increase was primarily due to the acquisition of certain technology and patent intangibles as a result of acquisitions made in fiscal 2007, primarily @Road and to a lesser extent, fiscal 2006 acquisition intangibles that included a full year of amortization expense in fiscal 2007, but only partial year amortization expense in fiscal 2006 due to the timing of the acquisitions.

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

Table of Content

Non-operating Income (Expense)

The following table shows non-operating income (expense) for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

	December 28,	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005
(in thousands)

Interest income	$3,502	$3,799	$836
Interest expense	(6,602)	(558)	(2,331)
Foreign exchange gain (loss)	(1,351)	1,719	1,022
Income (expenses) for joint ventures, net	8,377	6,989	(291)
Other income, net	1,563	777	608
Total non-operating income (expense)	$5,489	$12,726	$(156)

Total non-operating income (expense) decreased by $7.2 million during fiscal 2007 compared with fiscal 2006.  Of this decrease, $6.0 million was due to higher interest expense due to an increase in debt associated with the @Road acquisition, $3.1 million was due to a change in foreign currency transactions due to fluctuations in the U.S. to Canadian and Euro currencies, and these decreases were partially offset by increased profits from our CTCT joint venture.

Total non-operating income (expense) increased by $12.9 million during fiscal 2006 compared with fiscal 2005.  Of this increase, $4.7 million was due to higher interest income and lower interest expense as a result of interest income earned on higher cash balances and debt repaid in fiscal 2005 and also a $0.7 million increase in foreign currency transaction gains.  In addition, expenses for joint ventures, net increased by $7.3 million due a $5.2 million increase in income from joint ventures and the absence of $11.6 million of net transfer pricing expense with CTCT that was included in fiscal 2005, but is now included in operating income, partially offset by the recognition of a one-time deferred gain on the CTCT joint venture of $9.3 million in fiscal 2005.

Income Tax Provision

Our effective income tax rate for fiscal years 2007, 2006 and 2005 was 36%, 30% and 32% respectively.  The 2007 rate was greater than the U.S. federal statutory rate of 35% due to impacts resulting from SFAS No. 123(R), “Share-Based Payment.” The 2006 rate was less than the US federal statutory rate primarily due to operations in foreign jurisdictions subject to an effective tax rate lower than the U.S. and the Extraterritorial Income Exclusion (ETI) deduction. The 2005 income tax rate was less than the U.S. federal statutory rate, primarily due to the benefit from the repatriation of undistributed foreign subsidiary earnings provided by the American Jobs Creation Act of 2004.

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

In the normal course of business to facilitate sales of its products, we indemnify other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to our agents.

Table of Content

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of December 28, 2007 and December 29, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of and for the Fiscal Year Ended	December 28, 2007	December 29, 2006	December 30, 2005
(dollars in thousands)

Cash and cash equivalents	$103,202	$129,621	$73,853
As a percentage of total assets	6.7%	13.2%	9.9%
Total debt	$60,690	$481	$649

Cash provided by operating activities	$186,985	$135,843	$92,365
Cash used in investing activities	$(311,392)	$(114,188)	$(74,403)
Cash provided by (used in) financing activities	$103,816	$34,162	$(13,402)
Effect of exchange rate changes on cash and cash equivalents	$(5,828)	$(49)	$(2,579)
Net increase (decrease) in cash and cash equivalents	$(26,419)	$55,768	$1,981

Cash and Cash Equivalents

As of December 28, 2007, cash and cash equivalents totaled $103.2 million compared to $129.6 million at December 29, 2006.  We had debt of $60.7 million at December 28, 2007 compared to $481,000 at December 29, 2006.

* Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital.

* We believe that our cash and cash equivalents, together with our revolving credit facilities will be sufficient to meet our anticipated operating cash needs and stock purchases under the stock repurchase program for at least the next twelve months.

* We anticipate that planned capital expenditures primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources.  Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Operating Activities

Cash provided by operating activities was $187.0 million for fiscal 2007, as compared to $135.8 million for fiscal 2006. This increase of $51.1 million was primarily driven by an increase in net income before non-cash depreciation and amortization and increases in deferred revenue and income taxes payable.  This was, partially offset by an increase in accounts receivable due to increased revenue.

Cash provided by operating activities was $135.8 million for fiscal 2006, as compared to $92.4 million for fiscal 2005. This increase of $43.4 million was primarily driven by an increase in net income before stock-based compensation expense and associated excess tax benefits, with the remainder due to working capital improvements in inventories and account receivables.

Investing Activities

Cash used in investing activities was $311.4 million for fiscal 2007, as compared to $114.2 million for fiscal 2006.  The increase was primarily attributable to cash used for the @Road acquisition.

Cash used in investing activities was $114.2 million in fiscal 2006, as compared to $74.4 million in fiscal 2005.  The $39.8 million increase in spending was due to an increase of $48.5 million in cash used for acquisitions, partially offset by a decrease of $6.9 million in capital equipment spending.

Table of Content

Financing Activities

Cash provided by financing activities was $103.8 million for fiscal 2007, as compared to $34.2 million for fiscal 2006, primarily related to outstanding debt that was incurred for the @Road acquisition.

Cash provided by financing activities was $34.2 million for fiscal 2006 compared to cash used of $13.4 million for fiscal 2005.  The $47.6 million improvement was primarily due to a $38.3 million decrease in repayment of net debt and $8.8 million in excess tax benefits relating to stock-based compensation upon the exercise of stock options which were not present in fiscal 2005.

Accounts Receivable and Inventory Metrics

As of	December 28, 2007	December 29, 2006

Accounts receivable days sales outstanding	70	69
Inventory turns per year	4.3	4.1

Accounts receivable days of sales outstanding were relatively flat at 70 days as of December 28, 2007, as compared to 69 days as of December 30, 2006 with a slight increase due to a larger percentage of international business in the fourth quarter of fiscal 2007.  Our accounts receivable days of sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times 91 days.  Our inventory turns were at 4.3 for fiscal 2007 as compared to 4.1 for fiscal 2006 due to operational efficiencies.  Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.

Debt

At the end of fiscal 2007, our total debt was comprised primarily of our term loan related to the acquisition of @Road in the amount of approximately $60.7 million as compared with approximately $481,000 at the end of fiscal 2006.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent.  The funds available under the 2005 Credit Facility may be used for our general corporate purposes and up to $25 million of the 2005 Credit Facility may be used for letters of credit.  We incurred a commitment fee when the 2005 Credit Facility was not used.  The commitment fee is not material to our results during all periods presented.

On February 16, 2007, the Company amended and restated its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for swing line loans.  In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which will mature concurrently with the revolving credit line.  The term loan will be repaid in quarterly installments, with principal being amortized at the following annual rates: year 1 at 10%, year 2 at 15%, year 3 at 15%, year 4 at 20%, year 5 at 20%, and the last quarterly payment to be made at maturity, together with a final payment of 20%.   The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.   The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes.  For additional discussion of our debt, see Note 9 of Notes to the Consolidated Financial Statements.

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

Table of Content

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.  As of December 28, 2007 we were in compliance with all financial debt covenants.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 28, 2007:

	Payments Due By Period
		Less than	2-3	4-5	More than
	Total	1 year	Years	years	5 years
(in thousands)

Total debt including interest (1)	$70,220	$3,203	$20,749	$46,268	$-
Operating leases	53,991	16,592	23,314	12,653	1,432
Other purchase obligations and commitments	60,570	41,924	14,494	4,084	68
Total	$184,781	$61,719	$58,557	$63,005	$1,500

(1) We may borrow funds under the 2007 Credit Facility in U.S. Dollars or in certain other currencies, and will bear interest, at our option, at either: (i) a base rate, based on the administrative agent's prime rate, plus a margin of between 0% and 0.125%, depending on our leverage ratio as of its most recently ended fiscal quarter, or (ii) a reserve-adjusted rate based on the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Stockholm Interbank Offered Rate (STIBOR) or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.625% and 1.125%, depending on our leverage ratio as of the most recently ended fiscal quarter. Our obligations under the 2007 Credit Facility are guaranteed by certain of our domestic subsidiaries. We estimate the interest to be 5.0% per annum.

Total debt consists of term loans of $60.0 million under our credit facilities and government loans of $0.7 million to foreign subsidiaries. (See Note 9 of the Notes to the Consolidated Financial Statements for further financial information regarding long-term debt)

Other purchase obligations and commitments represent open non-cancelable purchase orders for material purchases with our vendors. Purchase obligations exclude agreements that are cancelable without penalty. Our pension obligation, which is not included in the table above, is included in “Other current liabilities” and “Other non-current liabilities” on our Consolidated Balance Sheets.  Additionally, as of December 28, 2007, we had acquisition earn-outs of $7.6 million and holdbacks of $10.3 million recorded in “Other current liabilities” and “Other non-current liabilities.”  The maximum remaining payments, including the $7.6 million and $10.3 million recorded, will not exceed $71.5 million.  The remaining earn-outs and holdbacks are payable through 2010.

Table of Content

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), on December 30, 2006.  A total of $28.4 million, including interests and penalties, represents the FIN 48 liability at December 28, 2007.  At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The impact of recent accounting pronouncements is disclosed in Note 2 of the Notes to Consolidated Financial Statements.

Table of Content

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

Market Interest Rate Risk

Our cash equivalents and short-term investments consisted primarily of money market funds and certificate of deposits for fiscal 2007 and 2006.  The main objective of these instruments was safety of principal and liquidity while maximizing return, without significantly increasing risk.

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

As of December 28, 2007, we did not have an outstanding balance on the revolving credit lines and the worldwide outstanding principal balance on the term loan was $60.0 million.  A hypothetical 10% increase in the three-month LIBOR rates could result in approximately $0.3 million annual increase in interest expense on the existing principal balances.

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

Foreign exchange forward contracts outstanding as of December 28, 2007 and December 29, 2006 are summarized as follows (in thousands):

	December 28, 2007		December 29, 2006
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(34,865)	$325	$(21,442)	$201
Sold	$34,946	$(782)	$38,579	$(358)

* We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

Table of Content

TRIMBLE NAVIGATION LIMITED

Table of Content

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
	December 28,	December 29,
	2007	2006
(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$103,202	$129,621
Accounts receivable, less allowance for doubtful accounts of $5,221 and $4,063, and sales return reserve of $1,683 and $859 at December 28, 2007 and December 29, 2006, respectively	239,884	177,054
Other receivables	10,201	6,014
Inventories, net	143,018	112,552
Deferred income taxes	44,333	25,905
Other current assets	15,661	13,026
Total current assets	556,299	464,172
Property and equipment, net	51,444	47,998
Goodwill	675,850	374,510
Other purchased intangible assets, net	197,777	67,172
Other non-current assets	57,989	29,625
Total assets	$1,539,359	$983,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$126	$--
Accounts payable	67,589	49,194
Accrued compensation and benefits	55,133	47,006
Income taxes payable	14,802	23,814
Deferred revenue	49,416	28,060
Accrued warranty expense	10,806	8,607
Deferred income taxes	4,129	4,525
Other accrued liabilities	47,851	24,973
Total current liabilities	249,852	186,179
Non-current portion of long-term debt	60,564	481
Non-current deferred revenue	15,872	--
Deferred income tax	47,917	21,633
Other non-current liabilities	56,128	27,519
Total liabilities	430,333	235,812
Commitments and contingencies
Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	--	--
Common stock, no par value; 180,000 shares authorized; 121,596 and 111,718 shares issued and outstanding at December 28, 2007 and December 29, 2006, respectively	660,749	435,371
Retained earnings	388,557	271,183
Accumulated other comprehensive income	59,720	41,111
Total shareholders' equity	1,109,026	747,665
Total liabilities and shareholders' equity	$1,539,359	$983,477

See accompanying Notes to the Consolidated Financial Statements.

Table of Content

CONSOLIDATED STATEMENTS OF INCOME

	December 28	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005
(in thousands, except per share amounts)

Revenue (1)	$1,222,270	$940,150	$774,913
Cost of sales (1)	609,365	479,069	385,108
Gross margin	612,905	461,081	389,805

Operating expenses
Research and development	131,468	103,840	84,276
Sales and marketing	186,495	143,623	120,215
General and administrative	92,572	68,416	52,137
Restructuring charges	3,025	--	278
Amortization of purchased intangible assets	18,966	7,906	6,855
In-process research and development	2,112	1,930	1,100
Total operating expenses	434,638	325,715	264,861
Operating income	178,267	135,366	124,944
Non-operating income (expense)
Interest income	3,502	3,799	836
Interest expense	(6,602)	(558)	(2,331)
Foreign currency transaction gain (loss), net	(1,351)	1,719	1,022
Income (expenses) for joint ventures, net	8,377	6,989	(291)
Other income	1,563	777	608
Total non-operating income (expense)	5,489	12,726	(156)
Income before taxes	183,756	148,092	124,788
Income tax provision	66,382	44,434	39,933
Net income	$117,374	$103,658	$84,855

Basic earnings per share	$0.98	$0.94	$0.80
Shares used in calculating basic earnings per share	119,280	110,044	106,432

Diluted earnings per share	$0.94	$0.89	$0.75
Shares used in calculating diluted earnings per share	124,410	116,072	113,638

(1) Sales to Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble) were $24.1 million, $22.3 million and $9.1 million in fiscal 2007, 2006 and 2005, respectively, with associated cost of sales of $17.0 million, $13.9 million and $4.0 million for fiscal 2007, 2006 and 2005, respectively.  In addition, cost of sales associated with CTCT net inventory purchases was $25.1 million and $19.5 million in fiscal 2007 and 2006, respectively.  Prior to fiscal 2006, the transactions with CTCT were included in Non-operating income (expense), net.  See Note 5 to these Consolidated Financial Statements regarding joint ventures for further discussion.

See accompanying Notes to the Consolidated Financial Statements.

Table of Content

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulative
				Other	Total
	Common stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income/(Loss)	Equity
(in thousands)

Balance at December 31, 2004	104,426	$345,127	$82,670	$44,364	$472,161
Components of comprehensive income:
Net income			84,855		84,855
Loss on interest rate swap				(106)	(106)
Unrealized loss on investments				(34)	(34)
Foreign currency translation adjustments, net of tax				(24,690)	(24,690)
Total comprehensive income					60,025
Issuance of common stock in connection with acquisitions and joint venture, net	20				-
Issuance of common stock under employee plans and exercise of warrants	3,374	24,582			24,582
Tax benefit from stock option exercises		14,487			14,487
Balance at December 30, 2005	107,820	$384,196	$167,525	$19,534	$571,255
Components of comprehensive income:
Net income			103,658		103,658
Unrealized gain on investments				4	4
Foreign currency translation adjustments, net of tax				21,709	21,709
Total comprehensive income					125,371
Adjustment to initially apply FASB Statement No. 158, net of tax				(136)	(136)
Issuance of common stock in connection with acquisitions, net	52				-
Issuance of common stock under employee plans and exercise of warrants	3,846	26,781			26,781
Stock based compensation		12,705			12,705
Tax benefit from stock option exercises		11,689			11,689
Balance at December 29, 2006	111,718	$435,371	$271,183	$41,111	$747,665
Components of comprehensive income:
Net income			117,374		117,374
Unrealized loss on investments				(33)	(33)
Foreign currency translation adjustments, net of tax				18,655	18,655
Unrecognized actuarial loss				(13)	(13)
Total comprehensive income					135,983
Issuance of common stock in connection with acquisitions, net	5,876	163,678			163,678
Issuance of common stock under employee plans and exercise of warrants	4,002	31,913			31,913
Stock based compensation		15,099			15,099
Tax benefit from stock option exercises		14,637			14,637
Minority interest		51			51
Balance at December 28, 2007	121,596	$660,749	$388,557	$59,720	$1,109,026

See accompanying Notes to the Consolidated Financial Statements.

Table of Content

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 28,	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005
(In thousands)

Cash flows from operating activities:
Net income	$117,374	$103,658	$84,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,212	13,523	10,671
Amortization	38,744	13,259	7,020
Provision for doubtful accounts	1,410	163	(502)
Amortization of debt issuance cost	218	180	1,270
Deferred income taxes	6,368	10,368	14,242
Non-cash restructuring expense	1,725	--	--
Stock-based compensation	15,016	12,571	--
In-process research and development	2,112	1,930	1,100
Equity (gain) loss from joint ventures	(8,377)	(6,989)	291
Excess tax benefit for stock-based compensation	(12,409)	(8,761)	--
Provision for excess and obsolete inventories	4,352	7,376	5,443
Other	651	720	(1,272)
Add decrease (increase) in assets:
Accounts receivable	(35,696)	(12,185)	(19,018)
Other receivables	4,825	(51)	(2,108)
Inventories	(18,678)	(7,588)	(23,200)
Other current and non-current assets	7,650	(18,936)	(2,294)
Add increase (decrease) in liabilities:
Accounts payable	(3,521)	(4,487)	1,078
Accrued compensation and benefits	1,691	7,807	3,408
Accrued liabilities	(4,635)	9,790	6,101
Deferred gain on joint venture	--	--	(9,180)
Deferred revenues	32,400	3,263	2,406
Income taxes payable	18,553	10,232	12,054
Net cash provided by operating activities	186,985	135,843	92,365

Cash flows from investing activities:
Acquisition of property and equipment	(13,187)	(16,529)	(23,436)
Acquisitions of businesses, net of cash acquired	(295,848)	(99,887)	(51,379)
Purchase of debt and equity securities	(5,576)	--	--
Proceeds from dividends	2,888	2,244	515
Other	331	(16)	(103)
Net cash used in investing activities	(311,392)	(114,188)	(74,403)

Cash flows from financing activities:
Issuance of common stock and warrants	31,864	26,566	24,463
Excess tax benefit for stock-based compensation	12,409	8,761	--
Proceeds from long-term debt and revolving credit lines	250,000	--	6,000
Payments on long-term debt and revolving credit lines	(190,457)	--	(44,250)
Other	--	(1,165)	385
Net cash provided by (used in) financing activities	103,816	34,162	(13,402)

Effect of exchange rate changes on cash and cash equivalents	(5,828)	(49)	(2,579)

Net increase in cash and cash equivalents	(26,419)	55,768	1,981
Cash and cash equivalents, beginning of fiscal year	129,621	73,853	71,872
Cash and cash equivalents, end of fiscal year	$103,202	$129,621	$73,853

See accompanying Notes to the Consolidated Financial Statements.

Table of Content

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

Trimble Navigation Limited (Trimble or the Company) began operations in 1978 and incorporated in California in 1981. The Company provides positioning product solutions, most typically to commercial and government users. The principal applications served include surveying, construction, agriculture, urban and resource management, military, transportation and telecommunications. The Company’s products typically provide its customers benefits that can include lower operational costs, higher productivity, and improved quality. Examples of products include systems that guide agricultural and construction equipment, surveying instruments, systems that track fleets of vehicles, and data collection systems that enable the management of large amounts of geo-referenced information. In addition, the Company also manufactures components for in-vehicle navigation and telematics systems, and timing modules used in the synchronization of wireless networks.

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

Basis of Presentation

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31.  Fiscal 2007, fiscal 2006, and fiscal 2005 were all 52-week years, and ended on December 28, 2007, December 29, 2006 and December 30, 2005, respectively.  Unless otherwise stated, all dates refer to the Company’s fiscal year.

These Consolidated Financial Statements include the results of the Company and its majority-owned subsidiaries. Inter-company accounts and transactions have been eliminated.  Certain segment disclosures from prior years have been reclassified to conform to the current year presentation.

On January 17, 2007, the Company’s board of directors approved a 2-for-1 split of all outstanding shares of the Company’s Common Stock, payable February 22, 2007 to stockholders of record on February 8, 2007. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in local currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income, net of tax in accumulated other comprehensive income within the shareholders’ equity section of the consolidated balance sheets. Income and expense accounts are translated at average exchange rates during the year.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with insignificant interest rate risk and maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Table of Content

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

The Company is also exposed to credit risk in the Company’s trade receivables, which are derived from sales to end user customers in diversified industries as well as various resellers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral.

With the selection of Flextronics Corporation in August 1999 as an exclusive manufacturing partner for many of its GPS products, the Company became dependent upon a sole supplier for the manufacture of many of its products.  In addition, the Company relies on sole suppliers for a number of its critical components.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

The Company evaluates the collectibility of its trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount that the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include declines in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required.

Internal-Use Software Development Costs

The Company capitalizes material software development costs for internal use pursuant to Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of distribution channels, patents, licenses, technology, acquired backlog and trademarks.  Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to ten years with a weighted average useful life of 6.2 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

Table of Content

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

Revenue for orders is not recognized until the product is shipped and title has transferred to the buyer. The Company bears all costs and risks of loss or damage to the goods up to that point. The Company’s shipment terms for U.S. orders and international orders fulfilled from the Company’s European distribution center typically provide that title passes to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, the Company may choose within the place or range stipulated where the carrier will take the goods into carrier’s charge. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer.  Shipping and handling costs are included in the cost of goods sold.

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

Table of Content

The Company’s software arrangements generally consist of a perpetual license fee and PCS. The Company has established vendor-specific objective evidence (VSOE) of fair value for the Company’s PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method.  License revenue is primarily recognized when the software has been delivered and there are no remaining obligations. Revenue from PCS is recognized ratably over the term of the PCS agreement.

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

Changes in the Company’s product warranty liability during the 12 months ended December 28, 2007 and December 29, 2006, are as follows:

	December 28,	December 29,
Fiscal Years Ended	2007	2006
(In thousands)

Beginning balance	$8,607	$7,466
Accruals for warranties issued	15,950	7,549
Changes in estimates	--	--
Warranty settlements (in cash or in kind)	(13,751)	(6,408)
Ending Balance	$10,806	$8,607

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

Table of Content

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of December 28, 2007 and December 29, 2006.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses were approximately $21.2 million, $16.1 million, and $14.8 million, in fiscal 2007, 2006, and 2005, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. The Company received third party funding of approximately $8.5 million, $7.8 million, and $9.0 million in fiscal 2007, 2006, and 2005, respectively. The Company offsets research and development expenses with any third party funding received. The Company retains the rights to any technology developed under such arrangements.

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

The Company has adopted SFAS 123(R) using the modified prospective method. As a result, the Company’s financial statements for fiscal periods after December 30, 2005 include stock-based compensation expenses that are not comparable to financial statements of fiscal periods prior to December 30, 2005. SFAS 123(R) requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Income because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Note 14 of the Consolidated Financial Statements describe the plans operated by the Company.

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Consolidated Statements of Income in accordance with SFAS 123(R) for the year ended December 28, 2007.

Year Ended	December 28,	December 29,	December 30,
	2007	2006	2005
(in thousands)

Cost of sales	$1,733	$1,173	$-

Research & development	3,573	2,554	-
Sales & marketing	3,891	2,815	-
General & administrative	5,819	6,029	-
Stock-based compensation expense included in operating expenses	13,283	11,398	-

Total stock-based compensation	15,016	12,571	-
Tax benefit (1)	(1,446)	(1,185)	-
Total stock-based compensation, net of tax	$13,570	$11,386	$-
Effect of FAS 123(R) on basic earnings per share	$0.11	$0.10	$-
Effect of FAS 123(R) on diluted earnings per share	$0.11	$0.10	$-

(1) Tax benefit related to U.S. non-qualified options and restricted stock units, applying a Federal statutory and State (Federal effected) tax rate for the year ended December 28, 2007 and December 29, 2006.

Table of Content

The table below provides pro-forma information for the year ended December 30, 2005 as if the Company had accounted for its employee stock options and purchases under the employee stock purchase plan in accordance with SFAS 123.

Fiscal Years Ended	December 30,
2005
(in thousands, except per share amounts)

Net income – as reported	$84,855
Stock-based compensation expense, net of tax (1)	11,149
Net income – pro-forma	$73,706

Basic earnings per share – as reported	$0.80
Basic earnings per share – pro-forma	$0.69

Diluted earnings per share – as reported	$0.75
Diluted earnings per share – pro-forma	$0.65

(1) Includes compensation expense for employee stock purchase plan for the year ended December 30, 2005 and reduction of tax benefits for stock-based compensation other than non-qualified stock options which were not included in the pro-forma disclosure of the Company’s fiscal 2005 Form 10-K. Tax benefit relates to non-qualified options only as allowed by the applicable tax requirements using the statutory tax rate as of December 30, 2005.

Options

Stock option expense recognized during the period is based on the value of the portion of share-based payment awards that is expected to vest during the period. Stock option expense recognized in the Company’s Consolidated Statement of Income for the year ended December 28, 2007 included compensation expense for stock options granted prior to, but not yet vested as of December 29, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock options granted subsequent to December 29, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock option to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock options granted on or prior to December 29, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all stock options granted subsequent to December 29, 2006 will be recognized using the straight-line single-option method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Table of Content

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

Under the binomial and Black-Scholes models, the weighted average grant-date fair value of stock options granted during fiscal years 2007, 2006 and 2005 were $12.37, $8.04 and $7.27, respectively.  The value of each option grant is estimated on the date of grant using the binomial model for options granted during and after the fourth quarter of fiscal 2005, and the Black-Scholes option pricing model for options granted during and prior to the third quarter of fiscal 2005, with the following assumptions:

	December 28, 2007	December 29, 2006	December 30, 2005
Expected dividend yield	-	-	-
Expected stock price volatility	37%	42%	47%
Risk free interest rate	4.2%	4.8%	4.3%
Expected life of options after vesting	1.3 years	1.3 years	1.7 years

Expected Dividend Yield – The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Expected Stock Price Volatility – The Company’s computation of expected volatility is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility. The Company used implied and historical volatility as the combination was more representative of future stock price trends than historical volatility alone.

Expected Risk Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Life Of Option – The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined based on historical experience of similar stock options with consideration to the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.

Restricted Stock Units

Restricted stock units are converted into shares of Trimble common stock upon vesting on a one-for-one basis.  Vesting of restricted stock units is subject to the employee’s continuing service to the Company.  The compensation expense related to these awards was determined using the fair value of Trimble’s common stock on the date of grant, and that expense is recognized on a straight-line basis over the vesting period.  Restricted stock units typically vest at the end of three years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The estimated weighted average value of rights granted under the Employee Stock Purchase Plan during fiscal years 2007, 2006 and 2005 were $7.54, $5.16 and $4.94, respectively. The fair value of rights granted during 2007, 2006, and 2005 was estimated at the date of grant using the following assumptions:

Fiscal years ended	December 28, 2007	December 29, 2006	December 30, 2005
Expected dividend yield	-	-	-
Expected stock price volatility	36.5%	35.5%	47%
Risk free interest rate	4.9%	4.8%	3.5%
Expected life of purchase	0.5 years	0.6years	0.5 years

Table of Content

Expected Dividend Yield – The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Expected Stock Price Volatility – The Company’s computation of expected volatility is based on implied volatilities from traded options on the Company’s stock. The Company used implied volatility because it is representative of future stock price trends during the purchase period.

Expected Risk Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the purchase period.

Expected Life Of Purchase – The Company’s expected life of the purchase is based on the term of the offering period of the purchase plan.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment owned is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms. Useful lives include a range from two to six years for machinery and equipment, five years for furniture and fixtures, two to five years for computer equipment and software, and the life of the lease for leasehold improvements. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $17.2 million in fiscal 2007, $13.5 million in fiscal 2006 and $10.7 million in fiscal 2005.

Derivative Financial Instruments

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Japanese, New Zealand, South African and Swedish currencies, the Euro, and the British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign exchange forward contracts for trading purposes.

Income Taxes

Income taxes are accounted for under the liability method whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not such assets will not be realized.  The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on December 30, 2006.  See Note 12 to the Consolidated Financial Statements for additional information.

Computation of Earnings Per Share

Number of shares used in calculation of basic earnings per share represents the weighted average common shares outstanding during the period and excludes any dilutive effects of options, non-vested restricted stock units and restricted stock awards, warrants, and convertible securities. The dilutive effects of options, non-vested restricted stock units and restricted stock awards, warrants, and convertible securities are included in diluted earnings per share.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)."  SFAS 158 requires companies to recognize the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet, recognize as a component of accumulated other comprehensive income, net of tax, amounts accumulated at the date of adoption due to delayed recognition of actuarial gains and losses, prior service costs and credits, and transition assets and obligations, and provide additional disclosures, effective for fiscal years ending after December 15, 2006.  On December 29, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158.  The effect of adopting these provisions of SFAS 158 on the Company’s financial condition at December 29, 2006 and December 28, 2007 has been included in the accompanying consolidated financial statements.  These provisions of SFAS 158 did not have an effect on the Company’s consolidated financial condition at December 30, 2005.  See Note 15 to the Notes to Consolidated Financial Statements for additional information.

Table of Content

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will adopt this standard in fiscal 2009.  The Company is currently evaluating the potential impact of the adoption of SFAS 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2009.  The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

NOTE 3: EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	December 28,	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005
(In thousands, except per share data)

Numerator:
Income available to common shareholders:
Used in basic and diluted earnings per share	$117,374	$103,658	$84,855

Denominator:
Weighted average number of common shares used in basic earnings per share	119,280	110,044	106,432
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	4,907	5,134	5,900
Common stock warrants	223	894	1,306
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	124,410	116,072	113,638

Basic earnings per share	$0.98	$0.94	$0.80
Diluted earnings per share	$0.94	$0.89	$0.75

Table of Content

NOTE 4: BUSINESS COMBINATIONS

@Road, Inc.

On December 10, 2006, the Company and @Road, Inc. (@Road) entered into a definitive merger agreement.  The acquisition became effective on February 16, 2007.  @Road is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries. The acquisition of @Road expands the Company’s investment and reinforces the existing growth strategy for its Mobile Solutions segment.  @Road’s results of operations since February 17, 2007 have been included in the Company’s consolidated statements of income within the Mobile Solutions business segment.

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

Concurrent with the merger, the Company amended and restated its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility) and incurred a five-year term loan under the 2007 Credit Facility.  See Note 9 to the Consolidated Financial Statements for additional information.

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

Table of Content

Cash consideration	$327,370
Common stock consideration	161,947
Merger costs *	5,712
Total Purchase price	$495,029
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

The total preliminary purchase price has been allocated as follows (in thousands):

Value to be allocated to assets, based upon merger consideration	$495,029
Less: value of @Road’s assets acquired:
Net tangible assets acquired	137,665
Amortizable intangibles assets:
Developed product technology	66,600
Customer relationships	75,300
Trademarks and trade names	5,200
Subtotal	147,100
In-process research and development	2,100
Deferred tax liability	(56,854)

Goodwill	$265,018

Net Tangible Assets

As of
February 16,
(in thousands)	2007
Cash and cash equivalents	$74,729
Accounts receivable, net	14,255
Other receivables	8,774
Inventory	15,272
Other current assets	11,725
Property and equipment, net	5,854
Deferred tax asset	42,471
Other non-current assets	7,935

Total assets acquired	$181,015

Accounts payable	19,285
Deferred revenue	7,365
Other accrued liabilities	16,700

Total liabilities assumed	$43,350

Total net assets acquired	$137,665

Table of Content

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

Other receivables and non-current assets – Other receivables and non-current assets were increased by $15.4 million to adjust for the fair value of future cash collections from customer contracts assumed for products delivered prior to the acquisition date.   As the products were delivered prior to the acquisition date, revenue is not recognizable in the Company’s Consolidated Statements of Income.

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

Trademarks and trade names represent the value placed on the @Road brand and recognition in the mobile resource management market. The Company expects to amortize the fair value of these assets over a weighted average estimated life of eight years.

In-process Research and Development

The Company recorded an expense of $2.1 million relating to in-process research and development projects in @Road’s license business.  In-process research and development represents incomplete @Road research and development projects that had not reached technological feasibility and had no alternative future use as of the consummation of the merger.

Goodwill

The excess purchase price over the net tangible, identifiable intangible assets and in-process research and development was recorded as goodwill. The goodwill was attributed to the premium paid for the opportunity to expand and better serve the global mobile resource management market and achieve greater long-term growth opportunities than either company had operating alone. The Company believes these opportunities could include accelerating the rate at which products are brought to market and increasing the diversity and global reach of those products. In addition, the Company expects that the combined companies may be able to obtain greater operating leverage by reducing costs in areas of redundancy.   Of the total $265.0 million assigned to goodwill, approximately $4.4 million is expected to be deductible for tax purposes.

Restructuring

Liabilities related to restructuring @Road's operations that meet the requirements of EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” have been recorded as adjustments to the purchase price and an increase in goodwill. Liabilities related to restructuring the Company's operations have been recorded as expenses in the Company's Consolidated Statements of Income in the period that the costs are incurred.

Table of Content

The Company is in the process of finalizing the total restructuring liability related to the @Road acquisition.  See Note 8 to the Consolidated Financial Statements for additional information.

Deferred Income Tax Assets/Liabilities

The Company recognized $56.9 million in net deferred tax liabilities for the tax effects of differences between assigned values in the purchase price and the tax bases of assets acquired and liabilities assumed.

@Road Stock Options Assumed

In accordance with the merger agreement, the Company assumed all @Road unvested stock options that had exercise prices of $7.50 or less.  The Company issued approximately 795,000 stock options based on an exchange ratio of 0.268 shares of the Company’s common stock for each unvested stock option with exercise prices of $7.50 or less as of February 16, 2007.  The fair value of these assumed options was determined to be $10.1 million which will be expensed over the remaining vesting terms of the assumed options which is approximately three to four years.  The assumed options were valued using the binomial model similar to previously granted Trimble stock options.

Pro-Forma Results

The following table presents pro-forma results of operations of the Company and @Road, as if the companies had been combined as of December 31, 2005.  The unaudited pro-forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on December 31, 2005 or of future results.  Included in the pro-forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 16, 2007 and adjustments for interest expense related to debt and stock options assumed as part of the merger consideration.

The Company excluded the effect of non-recurring items for both periods presented as the impact is short-term in nature. The pro-forma information is as follows:

	Fiscal Year Ended
	December 28,	December 29,
	2007 (a)	2006 (b)
(in thousands, except per share data)
Pro-forma revenue	$1,239,319	$1,017,852
Pro-forma net income	114,835	69,959
Pro-forma basic net income per share	$0.96	$0.60
Pro-forma diluted net income per share	$0.92	$0.57

(a)
The pro-forma results of operations represent the Company’s results for fiscal 2007 together with @Road’s historical results through the acquisition date of February 16, 2007 as though they had been combined as of December 31, 2005.  Pro-forma adjustments have been made based on the fair values of assets acquired and liabilities assumed as of February 16, 2007.  Pro-forma revenue includes a $2.8 million increase due to the timing of recognizing deferred revenue write-downs and customer contracts where the product was delivered prior to the acquisition date.   Pro-forma net income includes a $0.7 million increase due to the timing of recognizing revenue write-downs and related deferred cost of sales write-downs, amortization of intangible assets related to the acquisition of $2.2 million, and interest expense for debt used to purchase @Road of $1.4 million.  The year to date amounts provided herein include adjustments to previously filed pro-forma numbers in the Company’s 10-Q’s.

(b)
The pro-forma results of operations represent the Company’s results for fiscal 2006 together with @Road’s historical results had they been combined as of December 31, 2005.  Pro-forma adjustments have been made based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 16, 2007.  Pro-forma revenue for fiscal 2006 includes a $22.0 million decrease due to deferred revenue write-downs and customer contracts for which the product was delivered prior to the acquisition date.  Pro-forma net income for fiscal 2006 includes revenue write-downs and related deferred cost of sales write-downs of $3.1 million, amortization of intangible assets related to the acquisition of $18.3 million, and interest expense for debt used to purchase @Road of $11.2 million.

Table of Content

Other Acquisitions

The following is a summary of other acquisitions made by the Company during fiscal 2007, 2006 and 2005 all of which were accounted for as purchases:

Acquisition	Primary Service or Product	Operating Segment	Acquisition Date
HHK Datentechnik GmbH	Office and field software solutions for the cadastral survey market	Engineering & Construction	December 19, 2007
UtilityCenter	Field service management software for utilities	Field Solutions	November 8, 2007
Ingenieurbüro Breining GmbH	Office and field software solutions for the cadastral survey market	Engineering & Construction	September 19, 2007
Inpho GmbH	Photogrammetry and digital surface modeling software for aerial surveying, mapping and remote sensing applications	Engineering & Construction	February 13, 2007
Spacient Technologies, Inc.	Enterprise field service management and mobile mapping solutions	Field Solutions	November 21, 2006
Meridian Project Systems, Inc.	Enterprise project management and lifecycle software	Engineering & Construction	November 7, 2006
XYZ Solutions, Inc.	Real-time, interactive 3D intelligence software	Engineering & Construction	October 27, 2006
Visual Statement, Inc.	Desktop software tools	Mobile Solutions	October 11, 2006
Intransix	Mobile GPS applications	Advanced Devices	April 21, 2006
BitWyse Solutions, Inc.	Engineering and construction information management software	Engineering & Construction	May 1, 2006
Eleven Technology, Inc.	Mobile application software	Mobile Solutions	April 28, 2006
Quantm International, Inc.	Transportation route optimization solution	Engineering & Construction	April 5, 2006
XYZs of GPS, Inc.	Real-time Global Navigation Satellite System	Engineering & Construction	February 26, 2006
Advanced Public Safety, Inc.	Mobile and handheld software for public safety	Mobile Solutions	December 30, 2005
MobileTech Solutions, Inc.	Field workforce automation solutions	Mobile Solutions	October 25, 2005
Apache Technologies, Inc.	Laser detection technology	Engineering & Construction	April 19, 2005
Pacific Crest Corporation	Wireless data communication systems	Engineering & Construction	January 10, 2005

The Consolidated Financial Statements include the operating results of each of these businesses from the date of acquisition. Pro-forma results of operations have not been presented because the effects of each of these acquisitions were not material to the Company’s results.

The total purchase consideration for each of the above acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis performed by third-party experts.  Acquisition costs directly related to the acquisitions were capitalized.

At the date of each acquisition, the projects associated with in-process research and development (IPR&D) efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, the value assigned to these IPR&D amounts were charged to expense on the respective acquisition date of each of the acquired companies. The Company recorded IPR&D expense of $1.9 million and $1.1 million relating to acquisitions made in fiscal 2006 and 2005, respectively.   The IPR&D of $2.1 million recorded during fiscal 2007 related entirely to the acquisition of @Road.

Table of Content

The following table summarizes the Company’s business combinations completed during fiscal years 2007, 2006 and 2005 other than @Road (in thousands):

	December 28,	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005

Purchase price	$49,311	$114,442	$63,830
Acquisition costs	956	2,650	466
Total purchase price	$50,267	$117,092	$64,296

Purchase price allocation:
Fair value of net assets acquired	$9,504	$7,960	$9,797
Identified intangible assets	19,937	51,613	21,171
In-Process Research & Development	--	1,930	1,100
Deferred tax liability	(2,763)	(14,723)	(8,560)
Goodwill	23,589	70,312	40,788
Total	$50,267	$117,092	$64,296

None of the amounts assigned to goodwill above are expected to be deductible for tax purposes.

Certain acquisitions include additional earn-out cash payments based on future revenue derived from existing products. These earn-out payments are considered additional purchase price consideration. Earn-out cash payments made for fiscal 2007, fiscal 2006 and fiscal 2005 were $11.8 million, $4.5 million and $1.6 million respectively. Earn-outs and changes in purchase price allocation estimates were recorded as purchase price adjustments and goodwill adjustments. Acquisitions made by the Company have additional potential earn-out cash payments in excess of that recorded on the Company’s Consolidated Balance Sheet not to exceed approximately $53.6 million.

Intangible Assets

The following tables present details of the Company’s total intangible assets:

	December 28, 2007

	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$157,394	$(58,273)	$99,121
Trade names and trademarks	19,192	(12,490)	6,702
Customer relationships and other intellectual properties	124,281	(32,327)	91,954
	$300,867	$(103,090)	$197,777

	December 29, 2006

	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$92,430	$(38,604)	$53,826
Trade names and trademarks	11,845	(10,687)	1,158
Customer relationships and other intellectual properties	25,845	(13,657)	12,188
	$130,120	$(62,948)	$67,172

Table of Content

Total intangible assets before accumulated amortization increased by $170.7 million primarily due to $167.0 million in intangible assets purchased in connection with @Road and other acquisitions in fiscal 2007 and $3.7 million in foreign exchange rate translation impact on non-US currency denominated intangible assets.  Accumulated amortization increased by $40.1 million primarily due to amortization expenses of $38.7 million and $1.4 million in foreign exchange rate translation impact on non-US currency denominated intangible assets.  The weighted-average amortization period is six years for developed product technology, eight years for trade names and trademarks, and seven years for customer relationships and other intellectual properties.

The following table presents details of the amortization expense of purchased and other intangible assets as reported in the Consolidated Statements of Income:

Fiscal Years Ended	December 28, 2007	December 29, 2006	December 30, 2005
(In thousands)

Reported as:
Cost of sales	$19,778	$5,353	$165
Operating expenses	18,966	7,906	6,855
Total	$38,744	$13,259	$7,020

Total amortization expense of intangible assets for fiscal 2007 increased by $25.5 million primarily due to an increase in intangible assets purchased in connection with acquisitions in fiscal 2007.

The estimated future amortization expense of intangible assets as of December 28, 2007, is as follows (in thousands):

Amortization Expense
2008	$42,071
2009	38,489
2010	36,242
2011	31,380
2012	23,067
Thereafter	26,528
Total	$197,777

Goodwill

The changes in the carrying amount of goodwill for fiscal 2007 are as follows (in thousands):

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
Balance as of December 29, 2006	$296,597	$1,517	$63,430	$12,966	$374,510
Additions due to acquisitions	19,921	3,668	265,018	--	288,607
Purchase price adjustments	(5,630)	39	7,784	--	2,193
Foreign currency translation adjustments	6,998	--	1,429	2,113	10,540
Balance as of December 28, 2007	$317,886	$5,224	$337,661	$15,079	$675,850

The purchase price adjustments relate entirely to previous business acquisitions.  Of the total purchase price adjustments of $2.2 million recorded during fiscal 2007, earn-out payments of $11.8 million and changes in purchase price allocation estimates of $0.3 million were offset by a decrease of $9.9 million for tax adjustments.

Table of Content

NOTE 5: JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Consolidated Statements of Income. The Company recorded a profit of $7.8 million and $5.7 million and a loss of $0.2 million as its proportionate share of CTCT net income (loss) in fiscal 2007, 2006 and 2005, respectively.  During fiscal 2007, 2006 and 2005, dividends received from CTCT, amounted to $2.3 million, $2.0 million and $0 million, and were recorded against Other non-current assets on the Consolidated Balance Sheets.  The carrying amount of the investment in CTCT was $9.6 million at December 28, 2007 and $4.1 million at December 29, 2006, and is included in Other non-current assets on the Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at direct cost plus a mark-up for the Company’s overhead costs to CTCT. CTCT then resells products at cost plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. Generally, the Company sells products through its after-market dealer channel, and Caterpillar sells products for factory and dealer installation. CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company. In fiscal 2007 and 2006, the Company recorded $11.5 million and $8.4 million of revenue, respectively, and $10.3 million and $7.3 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel.  In addition, in fiscal 2007 and 2006, the Company recorded $25.1 million and $19.5 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel. Prior to the first fiscal quarter of 2006, these transactions were included in income (expense) for joint ventures, net in the non-operating income (expense) section of the Consolidated Statements of Income. The change in presentation resulted from the Company’s assessment of CTCT’s advancement and ability to function as a stand-alone company.  The amount recognized for the manufacturing of products sold to CTCT was $7.8 million is fiscal 2005 and the related cost was $6.8 million.  As mentioned above, both amounts were included in income (expense) from joint ventures, net in non-operating income (expense).  Also in fiscal 2005, $13.2 million was recorded as net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $13.7 million, $13.5 million and $9.7 million for fiscal 2007, 2006 and 2005, respectively.  The reimbursements were offset against operating expenses.

At December 28, 2007 and December 29, 2006, the Company had amounts due to and from CTCT.  Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties.  The amounts due to and from CTCT are presented on a gross basis in the Consolidated Balance Sheets.  At December 28, 2007 and December 29, 2006, the receivables from CTCT were $5.6 million and $4.7 million, respectively, and are included within Accounts receivable, net, on the Consolidated Balance Sheets.  As of the same dates, the payables due to CTCT were $5.2 million and $4.4 million, respectively, and are included within Accounts payable on the Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income (expense) section of the Consolidated Statements of Income. In fiscal 2007, 2006 and 2005, the Company recorded a profit of $0.6 million, a profit of $1.3 million and a loss of $36,000, respectively, as its proportionate share of Nikon-Trimble net income (loss). During fiscal 2007, 2006 and 2005, dividends received from Nikon-Trimble, amounted to $0.6 million, $0.3 million and $0.5 million, and were recorded against Other non-current assets on the Consolidated Balance Sheets. The carrying amount of the investment in Nikon-Trimble was approximately $13.4 million at December 28, 2007 and $14.0 million at December 29, 2006, and is included in Other non-current assets on the Consolidated Balance Sheets.

Table of Content

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products. The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer. Profits from these inter-company sales are eliminated.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company.  The Company recorded $12.6 million, $13.9 million and $9.1 million of revenue, and $6.7 million, $6.6 million and $4.0 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble.

At December 28, 2007 and December 29, 2006, the Company had amounts due to and from Nikon-Trimble.  Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties.  The amounts due to and from Nikon-Trimble are presented on a gross basis in the Consolidated Balance Sheets. At December 28, 2007 and December 29, 2006, the amounts due from Nikon-Trimble were $3.3 million and $1.5 million, respectively, and are included within Accounts receivable, net on the Consolidated Balance Sheets.  As of the same dates, the amounts due to Nikon-Trimble were $5.7 million and $1.1 million, respectively, and are included within Accounts payable on the Consolidated Balance Sheets.

NOTE 6: CERTAIN BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet items (in thousands):

	December 28,	December 29,
As of	2007	2006
Inventories:
Raw materials	$63,465	$66,853
Work-in-process	9,267	6,181
Finished goods	70,286	39,518
Total	$143,018	$112,552

Deferred costs of revenue are included within finished goods and were $11.0 million at December 28, 2007 and $2.9 million at December 29, 2006, of which $8.3 million and none, respectively, are related to products that include services and will be recognized ratably over the term of the subscription period.

Property and equipment, net:
Machinery and equipment	$79,956	$79,238
Furniture and fixtures	10,974	12,399
Leasehold improvements	15,391	13,124
Buildings	6,527	5,689
Land	1,384	1,231
	114,232	111,681
Less accumulated depreciation	(62,788)	(63,683)
Total	$51,444	$47,998

During the year, accumulated depreciation decreased by $0.9 million primarily due to the write-off of fully depreciated assets and disposals in the amount of $20.8 million, offset by $17.2 million in depreciation expense and $2.7 million in foreign exchange translation rate impact.

Other Non-Current Liabilities:
Deferred compensation	$8,646	$5,887
Pension	6,646	6,616
Deferred rent	5,215	5,327
Unrecognized tax benefits	25,774	-
Other non-current liabilities	9,847	9,689
Total	$56,128	$27,519

Table of Content

As of December 28, 2007, the Company has $25.8 million of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably impact the effective income tax rate in future periods and interest and/or penalties related to income tax matters.  As of December 29, 2006 these balances were included in Income taxes payable on the Consolidated Balance Sheets.  As of December 28, 2007, this liability is classified in Other non-current liabilities in the Consolidated Balance Sheets.

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

Trimble evaluates each of its segment's performance and allocates resources based on segment operating income from operations before income taxes, and some corporate allocations. Trimble and each of its segments employ consistent accounting policies.

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

Table of Content

	December 28,	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005
(in thousands)
Engineering & Construction
Revenue	$743,291	$637,118	$524,461
Operating income	174,177	136,157	117,993
Accounts receivable	165,183	132,613	112,157
Inventories	89,780	82,827	80,590
Goodwill	317,886	296,597	229,176
Field Solutions
Revenue	$200,614	$139,230	$127,843
Operating income	60,933	37,377	32,527
Accounts receivable	38,225	21,016	21,823
Inventories	15,745	10,946	11,790
Goodwill	5,224	1,517	-
Mobile Solutions
Revenue	$157,673	$60,854	$31,481
Operating income (loss)	12,517	2,550	(3,072)
Accounts receivable	27,978	15,630	10,789
Inventories	18,781	1,666	1,983
Goodwill	337,661	63,430	44,118
Advanced Devices
Revenue	$120,692	$102,948	$91,128
Operating income	17,276	10,084	13,212
Accounts receivable	19,190	16,474	14,033
Inventories	18,712	17,113	13,488
Goodwill	15,079	12,966	12,852
Total
Revenue	$1,222,270	$940,150	$774,913
Operating income	264,903	186,168	160,660
Accounts receivable (1)	250,576	185,733	158,802
Inventories	143,018	112,552	107,851
Goodwill	675,850	374,510	286,146

(1) As presented, accounts receivable represents trade receivables, gross, which are specified between segments.

The following are reconciliations corresponding to totals in the accompanying Consolidated Financial Statements:

Fiscal Years Ended	December 28, 2007	December 29, 2006	December 30, 2005
(in thousands)
Consolidated segment operating income	$264,903	$186,168	$160,660
Unallocated corporate expense	(42,914)	(35,798)	(27,483)
Restructuring charges	(3,025)	--	(278)
Amortization of purchased intangible assets	(38,585)	(13,074)	(6,855)
In-process research and development	(2,112)	(1,930)	(1,100)
Consolidated operating income	178,267	135,366	124,944
Non-operating expense, net	5,489	12,726	(156)
Consolidated income before income taxes	$183,756	$148,092	$124,788

	December 28,	December 29,
As of	2007	2006
(in thousands)
Assets:
Accounts receivable total for reportable segments	$250,576	$185,733
Unallocated (1)	(10,692)	(8,679)
Accounts receivable, net	$239,884	$177,054

(1)  Includes trade-related accruals, allowances, and cash received in advance.

Table of Content

The distribution of the Company’s gross consolidated revenue by segment is summarized in the table below. Gross consolidated revenue includes external and internal sales. Total external consolidated revenue is reported net of eliminations of internal sales between segments.

	December 28,	December 29,	December 30,
	2007	2006	2005

(In thousands)

Engineering and Construction	$751,569	$641,352	$529,034
Field Solutions	200,614	139,230	127,843
Mobile Solutions	157,673	60,854	31,481
Advanced Devices	120,431	102,873	91,182
Total Gross Consolidated Revenue	1,230,287	944,309	779,540
Eliminations	(8,017)	(4,159)	(4,627)
Total External Consolidated Revenue	$1,222,270	$940,150	$774,913

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

	December 28,	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005
(in thousands)

Revenue (1):
United States	$608,137	$511,030	$415,443
Europe	325,888	231,428	191,734
Asia Pacific	146,545	112,465	88,315
Other Non-US Countries	141,700	85,227	79,421
Total Consolidated Revenue	$1,222,270	$940,150	$774,913
(1) Revenue attributed to countries based on the location of the customer.

Transfers between U.S. and non-U.S. geographic areas are made at prices based on total costs and contributions of the supplying geographic area. The Company's subsidiaries in Asia have derived revenue from commissions from U.S. operations in each of the periods presented. These commission revenues and expenses are excluded from total revenue in the preceding table. No single customer or country other than the United States accounted for 10% or more of Trimble's total revenues in fiscal years 2007, 2006, and 2005.

	December 28,	December 29,
As of	2007	2006
(in thousands)

Identifiable assets:
United States	$381,755	$347,474
Europe	217,422	143,038
Asia Pacific and Other Non-US Countries	36,167	30,190
Total Identifiable Assets	$635,344	$520,702

Table of Content

NOTE 8: RESTRUCTURING CHARGES

Included in Other accrued liabilities on the Company’s Consolidated Balance Sheet is a restructuring accrual of $1.3 million as of December 28, 2007.  In conjunction with the Company’s acquisition of @Road, it accrued $3.6 million for severance and benefits.  These restructuring costs were recorded in accordance with EITF 95-3 as part of the purchase price with no impact on the Company’s Consolidated Statement of Income.  During fiscal 2007 the Company paid $2.3 million against this restructuring accrual.  The remaining restructuring accrual of $1.3 million is expected to be settled by the first half of fiscal 2008.

Included in the Company’s Consolidated Statement of Income for fiscal 2007 under “Restructuring charges” is a restructuring cost of $3.0 million for charges associated with the acceleration of vesting of employee stock options for certain terminated @Road employees.  Of the total amount, $1.4 million was settled in cash and $1.6 million was recorded as Shareholder’s Equity.

There were no restructuring charges recorded in fiscal 2006.  Restructuring charges of $0.3 million were recorded in fiscal 2005, primarily related to office closure costs due to integration efforts of the Mensi acquisition.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following:

	December 28,	December 29,
As of	2007	2006
(In thousands)

Credit Facilities:
Term loan	$60,000	$-
Revolving credit facility	-	-
Promissory notes and other	690	481
	60,690	481

Less current portion of long-term debt	126	-
Non-current portion	$60,564	$481

The following summarizes the future cash payment obligations (including interest) as of December 28, 2007:

							2012 and
	Total	2008	2009	2010	2011	2012	Beyond
(in thousands)

Term Loan and other	70,220	3,203	3,448	17,301	21,268	25,000	-
Total contractual cash obligations	$70,220	$3,203	$3,448	$17,301	$21,268	$25,000	$-

Credit Facilities

On July 28, 2005, the Company entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent.  The funds available under the 2005 Credit Facility may be used for our general corporate purposes and up to $25 million of the 2005 Credit Facility may be used for letters of credit.  The Company incurred a commitment fee when the 2005 Credit Facility was not used.  The commitment fee is not material to the Company’s results during all periods presented.

On February 16, 2007, the Company amended and restated its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for swing line loans.  In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which will mature concurrently with the revolving credit line.  The term loan will be repaid in quarterly installments, with principal being amortized at the following annual rates: year 1 at 10%, year 2 at 15%, year 3 at 15%, year 4 at 20%, year 5 at 20%, and the last quarterly payment to be made at maturity, together with a final payment of 20%.   The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.   The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes.

Table of Content

As of December 28, 2007, the Company did not have an outstanding balance on the revolving credit line and had $60.0 million of outstanding term loan.  The Company was in compliance with all financial debt covenants.

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

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.

Notes Payable

As of December 28, 2007, the Company had other notes payable totaling approximately $690,000 consisting of government loans to foreign subsidiaries and loans assumed from acquisitions.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

On February 16, 2007, the Company acquired @Road and assumed the lease for its primary facility in Fremont, California.  The lease agreement has a five year term, commencing February 1, 2005 and ending May 16, 2010.

On January 13, 2006, the Company entered into a lease agreement for the lease of real property located in Westminster, Colorado.   The lease agreement has a seven year term, commencing June 1, 2006 and ending May 31, 2013.

On May 13, 2005, the Company entered into a lease agreement for the lease of real property located in Sunnyvale, California. The lease agreement has a seven year term, commencing January 1, 2006 and ending December 31, 2012.

The Company's principal facilities in the United States are leased under various cancelable and non-cancelable operating leases that expire at various dates through 2013. For tenant improvement allowances and rent holidays, Trimble records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of income. The Company has options to renew certain of these leases for an additional five years.

Future minimum payments required under non-cancelable operating leases are as follows:

Table of Content

Operating Lease Payments
(In thousands)

2008	$16,592
2009	13,234
2010	10,080
2011	6,912
2012	5,741
Thereafter	1,432
Total	$53,991

Net rent expense under operating leases was $14.2 million in fiscal 2007, $10.5 million in fiscal 2006, and $12.6 million in fiscal 2005. Sublease income was $39,000, $44,000, and $39,000 for fiscal 2007, 2006, and 2005, respectively.

Additionally, as of December 28, 2007, the Company had acquisition earn-outs of $7.6 million and holdbacks of $10.3 million recorded in “Other current liabilities” and “Other non-current liabilities.”  The maximum remaining payments, including the $7.6 million and $10.3 million recorded, will not exceed $71.5 million.  The remaining earn-outs and holdbacks are payable through 2010.

At December 28, 2007, the company had unconditional purchase obligations of approximately $60.6 million.  These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases withour vendors.  Purchase obligations exclude agreements that are cancelable without penalty.  These unconditional purchase obligations are related primarily to inventory and other items.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments outstanding are as follows:

	Carrying Amount	Fair Value	Carrying Amount	Fair Values
	December 28, 2007		December 29, 2006
As of
(In thousands)

Assets:
Cash and cash equivalents	$103,202	$103,202	$129,621	$129,621
Forward foreign currency exchange contracts	-	-	-	-
Accounts receivable, net	239,884	239,884	177,054	177,054

Liabilities:
Credit facility	$60,000	$49,000	$-	$-
Forward foreign currency exchange contracts	178	457	70	157
Promissory note and other	690	630	481	406
Accounts payable	67,589	67,589	49,194	49,194

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

Table of Content

NOTE 12: INCOME TAXES

The components of income before income taxes are as follows:

	December 28,	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005
(In thousands)

United States	$126,768	$123,800	$99,500
Foreign	57,362	24,300	25,300
Total	$184,130	$148,100	$124,800

Trimble's income tax provision consisted of the following:

	December 28,	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005
(In thousands)

US Federal:
Current	$48,833	$47,795	$36,493
Deferred	(1,658)	(2,972)	(1,534)
	47,175	44,823	34,959
US State:
Current	6,374	2,967	3,500
Deferred	(3,669)	(2,168)	(2,348)
	2,705	799	1,152
Foreign:
Current	10,403	(1,493)	3,102
Deferred	6,098	305	720
	16,501	(1,188)	3,822
Income tax provision	$66,381	$44,434	$39,933

The income tax provision differs from the amount computed by applying the statutory US federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

	December 28,	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005
(In thousands)

Expected tax from continuing operations at 35% in all years	$64,446	$51,832	$43,677

US State income taxes	1,654	(110)	749
Export sales incentives	(365)	(4,138)	(2,316)
Foreign related	(711)	(7,682)	3,684
US Federal and California research and development credits	(2,206)	(662)	(895)
In process research & development	630	1,046	--
Stock option compensation	3,889	3,626	--
Benefit from repatriation legislation	--	(1,050)	(6,445)
Other	(956)	1,572	1,479
Income tax provision	$66,381	$44,434	$39,933

Effective tax rate	36%	30%	32%

The components of deferred taxes consist of the following:

Table of Content

	December 28,	December 29,
As of	2007	2006
(In thousands)

Deferred tax liabilities:
Purchased intangibles	$68,561	$25,263
Depreciation and amortization	26,720	21,283
Other	183	175
Total deferred tax liabilities	95,464	46,721

Deferred tax assets:
Inventory valuation differences	7,359	9,469
Expenses not currently deductible	10,044	8,546
US Federal credit carryforwards	2,313	-0-
Deferred revenue	8,000	1,298
US State credit carryforwards	10,011	8,869
Warranty	2,177	2,738

US Federal net operating loss carryforward	24,765	2,055
Net foreign tax credits on undistributed foreign earnings	12,857	9,344
Accruals not currently deductible	17,104	8,803
Total deferred tax assets	94,630	51,121
Valuation allowance	(6,471)	(4,254)
Total deferred tax assets	88,159	46,867

Total net deferred tax assets(Liabilities)	$(7,305)	$146

The Company has $24.8 million of tax effected U.S. federal net operating loss carryforwards (expiring in years 2020 through 2026) from acquisitions. Utilization of the Company’s net operating loss carryforwards are subject to annual limitations due to ownership changes provided by the Internal Revenue Code of 1986, as amended. The Company has federal research and development credit carryforwards of $2.0 million (expiring in years 2011 through 2024) and state research and development credit carryforwards of approximately $15.5 million that can be carried over indefinitely.

The company’s valuation allowance is attributable to, primarily, acquisition related Net Operating Loss and Research and Development Credit carryforwards.  Management believes that it is more likely than not that the Company will not realize these deferred tax assets, and, accordingly, a valuation allowance has been established for such amounts.  When the tax attributes are utilized and the valuation allowance is released, the benefit of the release of the valuation allowance will be accounted for as a credit to goodwill rather than as a reduction of the income tax provision.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standard (SFAS) 109, “Accounting for Income Taxes.”  Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits (UTB). FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet.

The Company adopted FIN 48 on December 30, 2006.  As a result of the adoption of FIN 48, the Company recognized no change to liability for uncertain tax positions (compared to amounts under FAS 5, represented in the financial statements for the 2006 year).  A total of $28.4 million (including interest and penalties of $3.1 million) represents the amount of unrecognized tax benefits as of December 28, 2007 that, if recognized, would favorably affect the effective income tax rate.  There is $25.7 million of the unrecognized tax benefits recorded in Other non-current liabilities and $2.7 million is reflected within the deferred tax accounts in the accompanying Consolidated Balance Sheets.

Table of Content

A reconciliation of the change in the UTB balance from December 29, 2006 to December 28, 2007 is as follows:

	Federal, State and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits	Deferred Federal and State Income Tax Benefits	Net Unrecognized Income Tax Benefits
(Dollar in thousands)

Balance at December 29, 2006	$21,500	$2,200	$23,700	$-	$23,700

Additions for tax positions related to the current year	2,800	1,000	3,800	-	3,800

Additions for tax positions related to prior years	800		800	-	800

Other reductions for tax positions related to prior years	(400)	(100)	(500)	-	(500)

Foreign exchange	600		600	-	600

Balance at December 28, 2007	$25,300	$3,100	$28,400	$-	$28,400

Total UTBs that, if recognized, would impact the effective tax rate as of December 28, 2007	$25,300	$3,100	$28,400	$-	$28,400

The Company and its subsidiaries are subject to U.S. federal, state, and foreign income taxes.  The Company has substantially concluded all U.S. federal and state income tax matters for years through 1992.  Foreign income tax matters have been concluded for years through 2000. The Company does not anticipate significant impact to the UTB balance with respect to current tax examinations. Furthermore, although timing of the resolution and/or closure on audits is highly uncertain, the company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability includes interest and penalties at December 28, 2007 of $3.1 million, which is recorded in Other non- current liabilities in the accompanying Consolidated Balance Sheets. Current year interest and penalties reflected in income is $0.9 million.

NOTE 13: COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects are as follows:

Fiscal Years Ended	December 28, 2007	December 29, 2006	December 30, 2005
(in thousands)
Net income	$117,374	$103,658	$84,855
Foreign currency translation adjustments, net of tax of $(636) in 2007 and $(108) in 2006	18,655	21,709	(24,690)
Net gain (loss) on hedging transactions	-	-	(106)
Net unrealized actuarial losses	(13)	-	-
Net unrealized gain (loss) on investments	(33)	4	(34)
Total comprehensive income	$135,983	$125,371	$60,025

The components of accumulated other comprehensive income, net of related tax were as follows:

Table of Content

	December 28,	December 29,
Fiscal Years Ended	2007	2006
(in thousands)
Accumulated foreign currency translation adjustments	$59,869	$41,214
Net unrealized actuarial losses	(149)	(136)
Accumulated net unrealized gain on foreign currency	--	33
Total accumulated other comprehensive income	$59,720	$41,111

NOTE 14: EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 11,550,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. The Purchase Plan terminates on September 8, 2008. In fiscal 2007 and 2006, the shares issued under the Purchase Plan were 430,068 and 195,398 shares, respectively. Compensation expense recognized during fiscal 2007 and 2006 related to shares granted under the Employee Stock Purchase Plan was $2.6 million and $1.8 million, respectively. At December 28, 2007, the number of shares reserved for future purchases by eligible employees was 1,010,206.

Restricted Stock Award

Trimble did not grant any restricted stock awards in fiscal 2007 or fiscal 2006.  During the second quarter of fiscal 2005, the Company granted 40,000 shares of restricted common stock. The award vests 20% on June 30, 2005 and an additional 20% each June 30 thereafter. The Company recorded compensation expense in the Consolidated Statements of Income of $191,000, $191,000 and $120,000 for fiscal 2007, 2006 and 2005, respectively.

2002 Stock Plan

In 2002, Trimble’s board of directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan approved by the shareholders provides for the granting of incentive and non-statutory stock options and stock awards for up to 12,000,000 shares plus any shares currently reserved but un-issued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 20% at the first anniversary of grant and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. In certain instances, grants vest at a rate of 40% at the second anniversary of grant and monthly thereafter at an annual rate of 20% with full vesting occurring at the fifth anniversary of the grant. The Company issues new shares for option exercises. The restricted share units granted under this plan vest 100% after three years.  As of December 28, 2007, options to purchase 7,498,123 shares were outstanding, 62,972 restricted stock units were unvested, and 3,833,397 were available for future grant under the 2002 Plan.

@Road Plan
In connection with the acquisition of @Road in February 2007, the Company assumed all of the outstanding stock options of @Road’s 2000 Stock Option Plan (“@Road Plan”) as well as the plan itself.  The @Road Plan provides for the granting of incentive and non-statutory stock options.  Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant.  Employee stock options granted under the @Road Plan generally have 120-month terms, and vest at a rate of 20% at the first anniversary of grant and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant.  The Company issues new shares for option exercises.  As of December 28, 2007 options to purchase 891,333 shares were outstanding under the @Road Plan.  Shares under this plan are no longer available for grant due to the Merger of @Road into Trimble.

1993 Stock Option Plan

In 1992, Trimble's board of directors adopted the 1993 Stock Option Plan (“1993 Plan”). The 1993 Plan, as amended to date and approved by shareholders, provided for the granting of incentive and non-statutory stock options for up to 19,125,000 shares of Common Stock to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 1993 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The Company issues new shares for option exercises. As of December 28, 2007 options to purchase 1,518,022 shares were outstanding and no shares were available for future grant.

Table of Content

1992 Management Discount Stock Option Plan

In 1992, Trimble's board of directors approved the 1992 Management Discount Stock Option Plan ("Discount Plan"). As of December 28, 2007, there were no options outstanding to purchase shares and 6,343 were available for future grant under the 1992 Management Discount Stock Option Plan.

1990 Director Stock Option Plan

In December 1990, Trimble adopted a Director Stock Option Plan under which an aggregate of 1,140,000 shares of Common Stock have been reserved for issuance to non-employee directors as approved by the shareholders to date. At December 28, 2007, options to purchase 215,000 shares were outstanding, and no shares were available for future grants under the Director Stock Option Plan.

Options Outstanding and Exercisable

Exercise prices for options outstanding as of December 28, 2007, ranged from $2.67 to $40.59. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information with respect to options outstanding at December 28, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Exercise Price	Remaining	Number	Exercise Price
Range	Outstanding	per Share	Contractual Life (Years)	Exercisable	per Share
(In thousands, except for per share data)
$2.67 – $5.11	1,080	$4.58	3.44	1,080	$4.58
$5.15 – $8.02	1,030	6.04	3.00	1,026	6.04
$8.50	1,232	8.50	5.41	1,008	8.50
$8.77 – $14.44	870	12.25	4.79	672	12.42
$14.53	1,048	14.53	6.54	571	14.53
$14.56 – $16.72	689	15.98	7.31	367	15.96
$17.00	1,046	17.00	7.81	362	17.00
$17.05 – $23.36	659	19.81	7.57	301	19.68
$23.44	1,278	23.44	5.81	153	23.44
$23.55 – $40.59	1,191	34.80	6.74	36	27.02
Total	10,123	$15.88	5.74	5,576	$10.55

			Weighted-
		Weighted-	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	Of Shares	Exercise Price	Contractual Term	Value
	(in thousands)	per Share	(in years)	(in thousands)
Options outstanding	10,123	$15.88	5.74	$156,330
Options outstanding and expected to vest	9,507	15.41	5.68	150,788
Options exercisable	5,576	10.55	4.95	112,283

Options outstanding and expected to vest are adjusted for expected forfeitures. The aggregate intrinsic value is the total pretax intrinsic value based on the Company’s closing stock price of $30.69 as of December 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

Table of Content

As of December 28, 2007, the total unamortized stock option expense is $29.6 million with a weighted-average recognition period of 2.7 years.

Option Activity

Activity during fiscal 2007, 2006, and 2005, under the combined plans was as follows:

	December 28, 2007		December 29, 2006		December 30, 2005
Fiscal Years Ended	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
(In thousands, except for per share data)

Outstanding at beginning of year	11,308	$12.04	12,828	$9.35	13,442	$8.05
Granted	1,134	27.37	1,744	22.94	1,748	17.05
Assumed from @Road	795	27.82	--		--
Exercised	(2,769)	8.05	(3,082)	6.95	(2,120)	7.37
Cancelled	(345)	18.08	(182)	12.99	(242)	10.20
Outstanding at end of year	10,123	15.88	11,308	12.04	12,828	9.35

Available for grant	3,840		4,460		3,026

The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $68.4 million, $48.8 million and $23.1 million, respectively.  Compensation expense recognized during fiscal 2007 and 2006 related to stock options was $12.3 million and $10.7 million, respectively.

Restricted Stock Unit Activity

Activity during fiscal 2007 was as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(In thousands, except for per share data)

Nonvested at beginning of year	--
Granted	63	$40.55
Vested	(--)
Cancelled	(--)
Nonvested at end of year	63	$40.55

Compensation expense recognized during fiscal 2007 was $65,000.  As of December 28, 2007, there was $2.0 million of total unamortized restricted stock unit compensation expense related to nonvested restricted stock units, with a weighted-average recognition period of 2.8 years.

Warrants

On April 12, 2002, the Company issued to Spectra-Physics Holdings USA, Inc., a warrant to purchase up to 1,128,700 shares of Trimble’s Common Stock over a fixed period of time. Initially, Spectra-Physics’ warrant entitled it to purchase 600,000 shares of Common Stock over a five-year period at an exercise price of $5.04 per share. On a quarterly basis beginning July 14, 2002, Spectra-Physics’ warrant became exercisable for an additional 750 shares of Common Stock for every $1 million of principal and interest outstanding to Spectra-Physics until the obligation was paid off in full. These shares are purchasable at a price equal to the average of Trimble’s closing price for the five days immediately proceeding the last trading day of each quarter. On July 14, 2002 an additional 52,092 shares became exercisable at an exercise price of $4.82 per share. On October 14, 2002 an additional 53,472 shares became exercisable at an exercise price of $3.06. On January 14, 2003, an additional 54,852 shares became exercisable at an exercise price of $4.52. On April 14, 2003, an additional 28,623 shares became exercisable at an exercise price of $6.69. The approximate fair value of the warrants of $2.4 million was determined using the Black-Scholes pricing model with the following assumptions: contractual life of 5-year period, risk-free interest rate of 4%; volatility of 65%; and no dividends during the contractual term. The additional shares are exercisable over a 5-year period. No additional shares will be issuable under the warrant as the underlying obligation has been paid off in full. During fiscal 2007 there were 760,416 shares exercised related to the warrants.  For fiscal 2006 and 2005, no shares were exercised.  As of December 28, 2007, there are 28,623 shares outstanding and exercisable under the warrants.

Table of Content

On December 21, 2001 and January 14, 2002, in connection with the first and second closing of the private placement of the Company’s Common Stock, the Company granted five-year warrants to purchase an additional 1,838,016 shares of Common Stock, subject to certain adjustments, at an exercise price of $6.49 per share. As of December 28, 2007, there are no shares outstanding or exercisable under the warrants.

NOTE 15: BENEFIT PLANS

401(k) Plan

Under the Company’s 401(k) Plan, U.S. employee participants (including employees of certain subsidiaries) may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Trimble Fund sold net 47,552 shares of Common Stock for an aggregate of $1.8 million in fiscal 2007. The Company, at its discretion, matches individual employee 401(k) Plan contributions at a rate of fifty cents of every dollar that the employee contributes to the 401(k) Plan up to 5% of the employee’s annual salary to an annual maximum of $2,500. The Company’s matching contributions to the 401(k) Plan were $3.1 million in fiscal 2007, 2.5 million in fiscal 2006, and $2.2 million in fiscal 2005.

Defined Contribution Pension Plans

Certain of the Company’s European subsidiaries participate in state sponsored pension plans.  Contributions are based on specified percentages of employee salaries.  For these plans, the Company contributed and charged to expense approximately $0.8 million for fiscal 2007, $0.7 million for fiscal 2006 and $0.6 million for fiscal 2005.

Defined Benefit Pension Plan

The Company provides defined benefit pension plans in Sweden, Germany, and the Netherlands. The largest of these plans is provided by the Swedish subsidiary which has an unfunded defined benefit pension plan that covered substantially all of its full-time employees through 1993. Benefits are based on a percentage of eligible earnings. The employee must have had a projected period of pensionable service of at least 30 years as of 1993. If the period was shorter, the pension benefits were reduced accordingly. Active employees do not accrue any future benefits; therefore, there is no service cost and the liability will only increase for interest cost.

On December 29, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the Company’s Consolidated Balance Sheets pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.  The adoption of SFAS 158 had no effect on the Company’s consolidated statement of income for the year ended December 28, 2007, or for any prior period presented, and it will not effect the Company’s operating results in future periods.

Table of Content

The pension related balances on the Company’s Consolidated balance sheet at December 28, 2007 and December 29, 2006 are presented in the following table.

	December 28, 2007	December 29, 2006
(in thousands)

Intangible asset (pension)	$-	$-

Current accrued pension liability	276	218
Non-current accrued pension liability	6,646	6,616

Unrecognized actuarial loss	(149)	(136)

The changes in the benefit obligations and plan assets of the significant non-U.S. defined benefit pension plans for fiscal 2007 and 2006 were as follows:

Fiscal Years Ended	December 28, 2007	December 29, 2006
(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$9,398	$6,929
Adjustment to include benefit obligation for the Netherlands subsidiary	336	1,412
Benefit obligation at beginning of year (restated)	9,734	8,341
Service cost	411	323
Interest cost	460	396
Benefits paid	(359)	(311)
Foreign exchange impact	173	1,253
Actuarial (gains) losses	(188)	(268)
Benefit obligation at end of year	10,231	9,734
Change in plan assets:
Fair value of plan assets at beginning of year	2,913	980
Adjustment to include fair value of plan assets for the Netherlands subsidiary	(13)	1,242
Fair value of plan assets at beginning of year (restated)	2,900	2,222
Actual return on plan assets	(92)	106
Employer contribution	355	455
Plan participants’ contributions	-	-
Benefits paid	(123)	(311)
Foreign exchange impact	269	428
Fair value of plan assets at end of year	3,309	2,900

Benefit obligation in excess of plan assets at end of year	$6,922	$6,834

Current portion (included in accrued compensation and benefits)	276	218
Non-current portion (included in other non-current liabilities)	6,646	6,616

The under-funded status of the plan of $6.9 million at December 28, 2007 is recognized in the accompanying consolidated balance sheets as a short-term and a long-term accrued pension liability.  No plan assets are expected to be returned to Trimble during the fiscal year-ended December 28, 2007.

Net periodic benefit cost in fiscal 2005 was not material.

Actuarial assumptions used to determine the net periodic pension costs for the year ended December 28, 2007 were as follows:

Table of Content

	Swedish Subsidiary	German Subsidiaries	Netherlands Subsidiary
Discount rate	4.5%	5.6%	5.3%
Rate of compensation increase	2.0%	2.0%	2.0%
Measurement Date	12/28/07	12/28/07	12/28/07

The Company’s accumulated benefits obligation was approximately $9.7 million and $7.5 million for fiscal 2007 and fiscal 2006, respectively.

The Company’s plan assets are primarily located in our German subsidiaries and the Netherlands subsidiary. For German subsidiaries, for fiscal 2005, the asset allocation of our total plan assets was approximately as follows:  89% local government bonds, 7% real estate and 4% equity securities. Long-term asset allocation and expected return on assets assumptions are derived from detailed annual studies conducted by Trimble’s asset management group and actuaries. Trimble’s asset management group limits allocation to equity securities and real estate to a maximum of 10% and 25%, respectively, with the remaining assets to be allocated to local government bonds. For the Netherlands subsidiary, 100% of the assets are invested in an insurance contract.  While the asset allocation give appropriate consideration to recent performance and historical returns, the strategy is focused primarily on conservative and sustainable long-term returns. Based on historical returns, Trimble expects future return on assets to be approximately 4%.

The Company expects to contribute approximately $576,000 to plan assets in fiscal year ended 2008.

The following benefit payments, which reflect estimated future employee service, as appropriate, are expected to be paid:

Expected Benefit Payments
(In thousands)

2008	$612
2009	$442
2010	$542
2011	$568
2012	$576
Thereafter	$5,609
Total	$8,349

NOTE 16: STATEMENT OF CASH FLOW DATA

	December 28,	December 29,	December 30,
Fiscal Years Ended	2007	2006	2005
(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$6,250	$8	$1,081
Income taxes paid	$35,170	$36,000	$8,938

Significant non-cash investing activities:
Issuance of shares to acquire @Road	$161,947	-	$-
Issuance of shares related to acquisition related earn-out payments	$-	$-	$-

Table of Content

NOTE 17: LITIGATION

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

NOTE 18: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	March 30,	June 29,	September 28,	December 28,
Fiscal period ended	2007	2007	2007	2007
(in thousands, except per share data)

Revenue	$285,732	$327,732	$296,023	$312,783
Gross margin	143,130	167,169	146,940	155,666
Net income	28,683	35,026	27,374	26,291

Basic net income per share	0.25	0.29	0.23	0.22
Diluted net income per share	0.24	0.28	0.22	0.21

	March 31,	June 30,	September 29,	December 29,
Fiscal period ended	2006	2006	2006	2006
(in thousands, except per share data)
Revenue	$225,854	$245,326	$234,851	$234,119
Gross margin	107,463	121,656	116,191	115,771
Net income	25,828	28,503	25,342	23,985

Basic net income per share	0.24	0.26	0.23	0.22
Diluted net income per share	0.23	0.25	0.22	0.20

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31.  As a result of the extra week, year-over-year results are not exactly comparable. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, the Company, analysts, shareholders, investors, and others will have to make appropriate adjustments to any analysis performed when comparing our activities and results.  Fiscal 2007 and 2006 both were 52-week years.

NOTE 19: SUBSEQUENT EVENTS

On January 23, 2008, the Company announced that its board of directors has authorized a stock repurchase program for up to $250 million, effective February 1, 2008. The timing and actual number of shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

In February 2008, the Company announced it has appointed Merit E. Janow to serve on its board of directors effective March 1, 2008. Ms. Janow is a professor at Columbia University's School of International and Public Affairs (SIPA) and Columbia Law School and a leading expert in international economic law and policy with extensive experience in academia, government, business and the Asian-Pacific region.

Table of Content

Report of Independent Registered Public Accounting Firm

The board of directors and Shareholders of Trimble Navigation Limited

We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of December 28, 2007 and December 29, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2007. Our audits also included the financial statement schedule listed in the index at Item 15 (a) Schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at December 28, 2007 and December 29, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2007, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as of December 31, 2005, and its method of accounting for uncertain tax positions as of December 30, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trimble Navigation Limited’s internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 22, 2008

Table of Content

Report of Independent Registered Public Accounting Firm

The board of directors and Shareholders of Trimble Navigation Limited

We have audited Trimble Navigation Limited's internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trimble Navigation Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Trimble Navigation Limited maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trimble Navigation Limited as of December 28, 2007 and December 29, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2007 and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 22, 2008

Table of Content

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Management’s Report on Internal Control over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of December 28, 2007.

The effectiveness of our internal control over financial reporting as of December 28, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 28, 2007, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Table of Content

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

The information required by this item in so far as it relates to the nominating and audit committees will be contained in the Proxy Statement under the caption “Board Meetings and Committees.”

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

Table of Content

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements

The following consolidated financial statements required by this item are included in Part II Item 8 hereof under the caption “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

Page in this Annual Report on Form 10-K
Schedule II – Valuation and Qualifying Accounts	S-1

All other schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(b) Exhibits

Exhibit
Number

2.1	Agreement and Plan of Merger, by and among Trimble Navigation Limited, Roadrunner Acquisition Corp. and @Road, Inc., dated as of December 10, 2006. (26)
2.2	Form of Voting Agreement, by and among Trimble Navigation Limited and certain stockholders of @Road, Inc., dated as of December 10, 2006. (27)
3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (5)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (6)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (7)
3.4	Certificate of Determination of the Company filed February 19, 1999. (8)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (15)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (19)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (30)
3.8	Bylaws of the Company (amended and restated through July 20, 2006). (18)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (4)

Table of Content

4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (20)
4.4	Form of Warrant dated April 12, 2002. (13)
10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (25)
10. 2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)
10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)
10.4+	1993 Stock Option Plan, as amended October 24, 2003. (11)
10.5+	Trimble Navigation 1988 Employee Stock Purchase Plan, as amended January 17, 2007. (33)
10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (9)
10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 19, 2007. (10)
10.8+	Australian Addendum to the Trimble Navigation Limited 1988 Employee Stock Purchase Plan. (12)
10.9+	Trimble Navigation Limited 2002 Stock Plan (as amended and restated October 19, 2007), including forms of option and restricted stock unit agreements. (32)
10.10
Amended and Restated Credit Agreement dated February 16, 2007 (amending and restating the Credit Agreement dated as of July 28, 2005)  among Trimble Navigation Limited, the Subsidiary Borrowers, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), Citibank N.A. and BMO Capital Markets  (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner). (14)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (21)
10.12+	Board of Directors Compensation Policy effective July 1, 2007. (34)
10.13+	Form of Change in Control severance agreement between the Company and certain Company officers. (16)
10.14+	Letter of Assignment between the Company and Alan Townsend dated November 12, 2003. (22)
10.15+	Supplemental agreement to Letter of Assignment between the Company and Alan Townsend dated January 19, 2004. (23)
10.16+	Trimble Navigation Limited 2006 Management Incentive Plan Description. (24)
10.17	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (29)
10.18+	Trimble Navigation Limited 2007 Management Incentive Plan Description. (28)
10.19+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (31)
21.1	Subsidiaries of the Company. (34)
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm. (34)
24.1	Power of Attorney included on signature page herein.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (34)
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (34)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (34)
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (34)

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference exhibit number 10.46 to the Company’s Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4)	Incorporated by reference to exhibit number 1 to the Company’s Registration Statement on Form 8-A, which was filed on February 18, 1999.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(10)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

Table of Content

(11)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(12)	Incorporated by reference to exhibit number 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000.
(13)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-3 filed on April 19, 2002.
(14)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(15)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(16)	Incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(18)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(19)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(20)	Incorporated by reference to exhibit number 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(21)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(22)	Incorporated by reference to exhibit number 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(23)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(24)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006.
(25)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(26)	Incorporated by reference to exhibit number 2.1 to the Company’s Current Report on Form 8-K filed on December 11, 2006.
(27)	Incorporated by reference to exhibit number 2.2 to the Company’s Current Report on Form 8-K filed on December 11, 2006.
(28)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2007.
(29)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(30)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(31)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(32)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.
(33)	Incorporated by reference to exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(34)	Filed herewith.

Table of Content

EXHIBIT LIST
Exhibit Number

2.1	Agreement and Plan of Merger, by and among Trimble Navigation Limited, Roadrunner Acquisition Corp. and @Road, Inc., dated as of December 10, 2006. (26)
2.2	Form of Voting Agreement, by and among Trimble Navigation Limited and certain stockholders of @Road, Inc., dated as of December 10, 2006. (27)
3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (5)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (6)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (7)
3.4	Certificate of Determination of the Company filed February 19, 1999. (8)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (15)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (19)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (30)
3.8	Bylaws of the Company (amended and restated through July 20, 2006). (18)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (4)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (20)
4.4	Form of Warrant dated April 12, 2002. (13)
10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (25)
10. 2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)
10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)
10.4+	1993 Stock Option Plan, as amended October 24, 2003. (11)
10.5+	Trimble Navigation 1988 Employee Stock Purchase Plan, as amended January 17, 2007. (33)
10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (9)
10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 19, 2007. (10)
10.8+	Australian Addendum to the Trimble Navigation Limited 1988 Employee Stock Purchase Plan. (12)
10.9+	Trimble Navigation Limited 2002 Stock Plan (as amended and restated October 19, 2007), including forms of option and restricted stock unit agreements. (32)
10.10
Amended and Restated Credit Agreement dated February 16, 2007 (amending and restating the Credit Agreement dated as of July 28, 2005)  among Trimble Navigation Limited, the Subsidiary Borrowers, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), Citibank N.A. and BMO Capital Markets  (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner). (14)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (21)
10.12+	Board of Directors Compensation Policy effective July 1, 2007. (34)
10.13+	Form of Change in Control severance agreement between the Company and certain Company officers. (16)
10.14+	Letter of Assignment between the Company and Alan Townsend dated November 12, 2003. (22)
10.15+	Supplemental agreement to Letter of Assignment between the Company and Alan Townsend dated January 19, 2004. (23)
10.16+	Trimble Navigation Limited 2006 Management Incentive Plan Description. (24)
10.17	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (29)
10.18+	Trimble Navigation Limited 2007 Management Incentive Plan Description. (28)
10.19+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (31)
21.1	Subsidiaries of the Company. (34)
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm. (34)
24.1	Power of Attorney included on signature page herein.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (34)
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (34)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (34)
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (34)

Table of Content

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference exhibit number 10.46 to the Company’s Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4)	Incorporated by reference to exhibit number 1 to the Company’s Registration Statement on Form 8-A, which was filed on February 18, 1999.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(10)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.
(11)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(12)	Incorporated by reference to exhibit number 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000.
(13)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-3 filed on April 19, 2002.
(14)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(15)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(16)	Incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(18)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(19)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(20)	Incorporated by reference to exhibit number 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(21)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(22)	Incorporated by reference to exhibit number 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(23)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(24)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006.
(25)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(26)	Incorporated by reference to exhibit number 2.1 to the Company’s Current Report on Form 8-K filed on December 11, 2006.
(27)	Incorporated by reference to exhibit number 2.2 to the Company’s Current Report on Form 8-K filed on December 11, 2006.
(28)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2007.
(29)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(30)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

Table of Content

(31)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(32)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.
(33)	Incorporated by reference to exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(34)	Filed herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED

By: /s/ Steven W. Berglund
Steven W. Berglund,
President and Chief Executive Officer

 February 22, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ Steven W. Berglund	President, Chief Executive Officer, Director	February 25, 2008
Steven W. Berglund

/s/ Rajat Bahri	Chief Financial Officer and Assistant	February 25, 2008
Rajat Bahri	Secretary (Principal Financial Officer)

/s/ Julie Shepard	Vice President of Finance and Principal	February 25, 2008
Julie Shepard	Accounting Officer

/s/ John B. Goodrich	Director	February 25, 2008
John B. Goodrich

/s/ William Hart	Director	February 25, 2008
William Hart

/s/ Ulf J. Johansson	Director	February 25, 2008
Ulf J. Johansson

/s/ Bradford W. Parkinson	Director	February 25, 2008
Bradford W. Parkinson

/s/ Nickolas W. Vande Steeg	Director	February 25, 2008
Nickolas W. Vande Steeg

SCHEDULE II

TRIMBLE NAVIGATION LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

Allowance for doubtful accounts:	December 28, 2007	December 29, 2006	December 30, 2005
Balance at beginning of period	$4,063	$5,230	$8,952
Acquired allowance	1,812	494	237
Bad debt expense	1,303	163	(502)
Write-offs, net of recoveries	(1,957)	(1,824)	(3,457)
Balance at end of period	$5,221	$4,063	$5,230

Inventory allowance:
Balance at beginning of period	$28,582	$23,238	$26,217
Acquired allowance	560	1	357
Additions to allowance	4,524	7,061	5,612
Write-offs, net of recoveries	(4,040)	(1,718)	(8,948)
Balance at end of period	$29,626	$28,582	$23,238

Sales return reserve:
Balance at beginning of period	$859	$1,500	$2,210
Acquired allowance	295	55	21
Additions (Reductions) to allowance	465	(586)	(383)
Write-offs, net of recoveries	64	(110)	(348)
Balance at end of period	$1,683	$859	$1,500