Form 10-Q
period 2008-03-28
TRIMBLE NAVIGATION LTD /CA/
filed 2008-05-06
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2008

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

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐         No     ☒

As of May 1, 2008, there were 121,355,378 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended March 28, 2008

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 28,	December 28,
	2008	2007
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$71,379	$103,202
Accounts receivable, net	280,651	239,884
Other receivables	9,980	10,201
Inventories, net	148,503	143,018
Deferred income taxes	41,760	44,333
Other current assets	18,329	15,661
Total current assets	570,602	556,299
Property and equipment, net	52,326	51,444
Goodwill	709,149	675,850
Other purchased intangible assets, net	197,976	197,777
Other non-current assets	57,823	57,989
Total assets	$1,587,876	$1,539,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$138	$126
Accounts payable	72,798	67,589
Accrued compensation and benefits	46,127	55,133
Deferred revenue	56,982	49,416
Accrued warranty expense	11,201	10,806
Income taxes payable	19,890	14,802
Other current liabilities	28,548	51,980
Total current liabilities	235,684	249,852
Non-current portion of long-term debt	60,440	60,564
Non-current deferred revenue	11,544	15,872
Deferred income taxes	61,291	47,917
Other non-current liabilities	60,162	56,128
Total liabilities	429,121	430,333

Commitments and contingencies

Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	--	--
Common stock, no par value; 180,000 shares authorized; 121,281 and 121,596 shares issued and outstanding at March 28, 2008 and December 28, 2007, respectively	670,324	660,749
Retained earnings	408,030	388,557
Accumulated other comprehensive income	80,401	59,720
Total shareholders' equity	1,158,755	1,109,026
Total liabilities and shareholders' equity	$1,587,876	$1,539,359

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 28,	March 30,
	2008	2007
(In thousands, except share and per share data)

Revenue (1)	$355,296	$285,732
Cost of sales (1)	180,920	142,602
Gross margin	174,376	143,130

Operating expenses
Research and development	37,345	31,163
Sales and marketing	51,158	42,147
General and administrative	22,690	21,642
Restructuring charges	--	2,692
Amortization of purchased intangible assets	5,143	4,106
In-process research and development	--	2,112
Total operating expenses	116,336	103,862
Operating income	58,040	39,268
Non-operating income, net
Interest income	457	1,243
Interest expense	(762)	(1,400)
Foreign currency transaction gain, net	968	357
Income from joint ventures	2,015	2,422
Other income (expense), net	(907)	235
Total non-operating income, net	1,771	2,857
Income before taxes	59,811	42,125
Income tax provision	19,744	13,442
Net income	$40,067	$28,683

Basic earnings per share	$0.33	$0.25
Shares used in calculating basic earnings per share	121,467	115,449

Diluted earnings per share	$0.32	$0.24
Shares used in calculating diluted earnings per share	125,159	120,896

(1) Sales to Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble) were $6.5 million and $5.1 million for the three months ended March 28, 2008 and March 30, 2007, respectively, with associated cost of sales to those related parties of $4.6 million and $3.6 million, respectively.  In addition, cost of sales associated with related party net inventory purchases was $6.0 million and $6.7 million for the three months ended March 28, 2008 and March 30, 2007, respectively.  See Note 5 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 28,	March 30,
	2008	2007
(In thousands)

Cash flow from operating activities:
Net income	$40,067	$28,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,571	4,121
Amortization expense	10,848	7,894
Provision for doubtful accounts	38	288
Amortization of debt issuance cost	56	49
Deferred income taxes	(885)	(6,402)
Non-cash restructuring charges	--	1,391
Stock-based compensation	3,982	3,353
In-process research and development	--	2,112
Equity gain from joint venture	(2,015)	(2,422)
Excess tax benefit for stock-based compensation	(1,992)	(2,193)
Provision for excess and obsolete inventories	2,103	1,055
Other non-cash items	202	103
Add decrease (increase) in assets:
Accounts receivable	(39,280)	(28,262)
Other receivables	516	1,867
Inventories	(3,437)	(1,025)
Other current and non-current assets	(191)	11,167
Add increase (decrease) in liabilities:
Accounts payable	3,760	3,265
Accrued compensation and benefits	(10,557)	(11,618)
Accrued liabilities	(1,648)	2,063
Deferred revenue	2,034	3,296
Income taxes payable	12,547	12,962
Net cash provided by operating activities	20,719	31,747

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(39,593)	(272,050)
Acquisitions of property and equipment	(3,711)	(3,873)
Other	(43)	12
Net cash used in investing activities	(43,347)	(275,911)

Cash flow from financing activities:
Issuances of common stock	8,483	10,474
Excess tax benefit for stock-based compensation	1,992	2,193
Repurchase and retirement of common stock	(25,870)	--
Proceeds from long-term debt and revolving credit lines	--	250,000
Payments on long-term debt and revolving credit lines	(312)	(80,000)
Net cash provided by (used in) financing activities	(15,707)	182,667

Effect of exchange rate changes on cash and cash equivalents	6,512	(4,553)

Net decrease in cash and cash equivalents	(31,823)	(66,050)
Cash and cash equivalents, beginning of period	103,202	129,621
Cash and cash equivalents, end of period	$71,379	$63,571

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Trimble Navigation Limited (the Company), incorporated in California in 1981, provides positioning solutions to commercial and government users in a large number of markets.  These markets include surveying, agriculture, construction, asset management, mapping and mobile resource management.

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2007 was December 28. The first quarter of fiscal 2008 and fiscal 2007 ended on March 28, 2008 and March 30, 2007, respectively.  Fiscal 2008 is a 53-week year and fiscal 2007 is a 52-week year.  Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of the Company and its subsidiaries.  Inter-company accounts and transactions have been eliminated.  The Condensed Consolidated Balance Sheet is derived from the December 28, 2007 audited Consolidated  Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2007. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

The accompanying financial data as of March 28, 2008 and for the three months ended March 28, 2008 and March 30, 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations.  The following discussion should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of March 28, 2008, results of operations for the three months ended March 28, 2008 and March 30, 2007 and cash flows for the three months ended March 28, 2008 and March 30, 2007, as applicable, have been made.  The results of operations for the three months ended March 28, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.  Individual segment revenue may be affected by seasonal buying patterns.

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

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the Company’s significant accounting polices during the three months ended March 28, 2008 from those disclosed in the Company’s 2007 Form 10-K.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007 are as follows:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 deferring the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  SFAS No. 157 became effective for the Company beginning in its first quarter of fiscal 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings.  SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 became effective for the Company at the beginning of its first quarter of fiscal 2008.  The Company did not elect the fair value option for any of its financial assets or liabilities.  However, the Company may decide to elect the fair value option on new items in the future.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3. BUSINESS COMBINATIONS

@Road, Inc.

On December 10, 2006, the Company and @Road, Inc. (@Road) entered into a definitive merger agreement.  The acquisition became effective on February 16, 2007.  @Road is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries. The acquisition of @Road expands the Company’s investment and reinforces the existing growth strategy for its Mobile Solutions segment.  @Road’s results of operations since February 17, 2007 have been included in the Company’s Condensed Consolidated Statements of Income within the Mobile Solutions business segment.

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

Concurrent with the merger, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility) and incurred a five-year term loan under the 2007 Credit Facility.  See Note 9 to the Condensed Consolidated Financial Statements for additional information.

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

The total purchase price has been allocated as follows (in thousands):
Value to be allocated to assets, based upon merger consideration	$495,029
Less: value of @Road’s assets acquired:
Net tangible assets acquired	138,132
Amortizable intangibles assets:
Developed product technology	66,600
Customer relationships	75,300
Trademarks and tradenames	5,200
Subtotal	147,100
In-process research and development	2,100
Deferred tax liability	(56,855)

Goodwill	$264,552

Net Tangible Assets

As of
February 16,
(in thousands)	2007
Cash and cash equivalents	$74,729
Accounts receivable, net	14,255
Other receivables	8,774
Inventories, net	15,272
Other current assets	12,627
Property and equipment, net	5,854
Deferred income taxes	42,147
Other non-current assets	7,935

Total assets acquired	$181,593

Accounts payable	19,285
Deferred revenue	7,365
Other current liabilities	16,811

Total liabilities assumed	$43,461

Total net assets acquired	$138,132

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

Goodwill

The excess purchase price over the net tangible, identifiable intangible assets and in-process research and development was recorded as goodwill. The goodwill was attributed to the premium paid for the opportunity to expand and better serve the global mobile resource management market and achieve greater long-term growth opportunities than either company had operating alone. The Company believes these opportunities could include accelerating the rate at which products are brought to market and increasing the diversity and global reach of those products. In addition, the Company expects that the combined companies may be able to obtain greater operating leverage by reducing costs in areas of redundancy. Of the total $264.6 million assigned to goodwill, approximately $4.4 million is expected to be deductible for tax purposes.

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

@Road Stock Options Assumed

In accordance with the merger agreement, the Company assumed all @Road unvested stock options that had exercise prices of $7.50 or less.  The Company issued approximately 795,000 stock options based on an exchange ratio of 0.268 shares of the Company’s common stock for each unvested stock option with exercise prices of $7.50 or less as of February 16, 2007.  The fair value of these assumed options was determined to be $10.1 million which will be expensed over the remaining vesting terms of the assumed options which is approximately three to four years.  The assumed options were valued using the binomial model similar to previously granted Trimble stock options as discussed in the Company’s fiscal 2007 Form 10-K.

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

The Company excluded the effect of non-recurring items as the impact is short-term in nature. The pro-forma information is as follows:

Three Months Ended
March 30,
2007 (a)
(in thousands, except per share data)
Pro-forma revenue	$298,493
Pro-forma net income	25,814
Pro-forma basic net income per share	0.22
Pro-forma diluted net income per share	$0.21

(a)
The pro-forma results of operations represent the Company’s results for the three months ended March 30, 2007 together with @Road’s historical results through the acquisition date of February 16, 2007 as though they had been combined as of December 31, 2005.  Pro-forma adjustments have been made based on the fair values of assets acquired and liabilities assumed as of February 16, 2007.  Pro-forma revenue includes a $1.4 million decrease due to the timing of recognizing deferred revenue write-downs and customer contracts where the product was delivered prior to the acquisition date. Pro-forma net income includes a $0.1 million increase due to the timing of recognizing revenue write-downs and related deferred cost of sales write-downs, amortization of intangible assets related to the acquisition of $2.2 million, and interest expense for debt used to purchase @Road of $1.4 million. The pro-forma amounts provided herein include adjustments to previously filed pro-forma numbers in the Company’s 10-Q’s.

NOTE 4. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In January 2008, the Company’s Board authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing the Company to repurchase up to $250 million of Trimble’s common stock under this program.  During the three months ended March 28, 2008, the Company repurchased approximately 968,000 shares of common stock in open market purchases at an average price of $26.71 per share.  The total purchase price of $25.9 million was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings.  Common stock repurchases under the program were recorded based upon the settlement date of the applicable trade for accounting purposes.  All common shares repurchased under this program have been retired. As of March 28, 2008, the 2008 Stock Repurchase Program had remaining authorized funds of $224.1 million.  The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions.  The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

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

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Consolidated Condensed Statements of Income in accordance with SFAS 123(R) for the three months ended March 28, 2008 and March 30, 2007.

	Three Months Ended
	March 28,	March 30,
	2008	2007
(in thousands)

Cost of sales	$493	$342

Research and development	917	729
Sales and marketing	1,030	767
General and administrative	1,542	1,515
Total operating expenses	3,489	3,011

Total stock-based compensation expense	3,982	3,353
Tax benefit (1)	(94)	(347)
Total stock-based compensation expense, net of tax	$3,888	$3,006

(1) Tax benefit related to U.S. non-qualified options and restricted stock units, applying a Federal statutory and State (Federal effected) tax rate for the quarter ended March 28, 2008 and March 30, 2007.

Options

Stock option expense recognized during the period is based on the value of the portion of the stock option that is expected to vest during the period. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The Black-Scholes model was used to value those options granted prior to the fourth quarter of fiscal 2005. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted for the three months ended March 28, 2008 and March 30, 2007, the following assumptions were used:

	Three Months Ended
	March 28, 2008	March 30, 2007
Expected dividend yield	--	--
Expected stock price volatility	35.9%	41.0%
Risk free interest rate	4.7%	4.8%
Expected life of option	4.1 years	3.9 years

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

Expected Life Of Option – The Company’s expected life represents the period that the Company’s stock options are expected to be outstanding and was determined based on historical experience of similar stock options with consideration to the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.

NOTE 5. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Condensed Consolidated Statements of Income.  During the three  months ended March 28, 2008, the Company recorded $1.8 million as its proportionate share of CTCT net income.  During the comparable period of 2007 the Company recorded $2.2 million, as its proportionate share of CTCT net income.  During the fiscal quarters ended March 28, 2008 and March 30, 2007, there were no dividends received from CTCT.  The carrying amount of the investment in CTCT was $11.4 million at March 28, 2008 and $9.6 million at December 28, 2007, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT.  Products are manufactured based on orders received from CTCT and are sold at direct cost plus a mark-up for the Company’s overhead costs to CTCT.  CTCT then resells products at cost plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. Generally, the Company sells products through its after-market dealer channel, and Caterpillar sells products for factory and dealer installation.  CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company.  During the three  months ended March 28, 2008, the Company recorded $2.6 million of revenue and $2.3 million of cost of sales for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel.  During the comparable three month period of fiscal 2007, the Company recorded $2.3 million of revenue and $2.1 million of cost of sales.  In addition, during the three months ended March 28, 2008 and March 30, 2007, the Company recorded $6.0 million and $6.7 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $4.0 million and $3.2 million for the three months ended March 28, 2008 and March 30, 2007, respectively. The reimbursements were offset against operating expenses.

At March 28, 2008 and December 28, 2007, the Company had amounts due to and from CTCT.  Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties.  The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets.  At March 28, 2008 and December 28, 2007, the receivables from CTCT were $6.1 million and $5.6 million, respectively, and are included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets.  As of the same dates, the payables due to CTCT were $6.6 million and $5.2 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting.  Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Condensed Consolidated Statements of Income.  During the three months ended March 28, 2008 and March 30, 2007, the Company recorded a profit of $0.2 million and a profit of $0.3 million, respectively, as its proportionate share of Nikon-Trimble net income.  During the three months ended March 28, 2008 and March 30, 2007, there were no dividends received from Nikon-Trimble.  The carrying amount of the investment in Nikon-Trimble was $13.5 million at March 28, 2008 and $13.4 million at December 28, 2007, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products.  The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company.  During the three months ended March 28, 2008, the Company recorded $3.9 million of revenue and $2.4 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. During the three months ended March 30, 2007, the Company recorded $2.9 million of revenue and $1.5 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble.  The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $2.9 million and $6.9 million during the three months ended March 28, 2008 and March 30, 2007, respectively.

At March 28, 2008 and December 28, 2007, the Company had amounts due to and from Nikon-Trimble.  Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties.  The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheets. At March 28, 2008 and December 28, 2007, the amounts due from Nikon-Trimble were $2.7 million and $3.3 million, respectively, and are included within Accounts receivable, net on the Condensed Consolidated Balance Sheets.  As of the same dates, the amounts due to Nikon-Trimble were $3.5 million and $5.7 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:

	March 28, 2008

	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$165,134	$(65,981)	$99,153
Trade names and trademarks	19,506	(12,701)	6,805
Customer relationships and other intellectual properties	129,479	(37,461)	92,018
	$314,119	$(116,143)	$197,976

	December 28, 2007

	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$157,394	$(58,273)	$99,121
Trade names and trademarks	19,192	(12,490)	6,702
Customer relationships and other intellectual properties	124,281	(32,327)	91,954
	$300,867	$(103,090)	$197,777

The estimated future amortization expense of intangible assets as of March 28, 2008, is as follows (in thousands):

Amortization Expense
2008 (Remaining)	$32,750
2009	40,002
2010	37,753
2011	32,905
2012	24,957
Thereafter	29,609
Total	$197,976

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 28, 2008, are as follows (in thousands):

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
Balance as of December 28, 2007	$317,886	$5,224	$337,661	$15,079	$675,850
Additions due to acquisitions	14,963	--	--	--	14,963
Purchase price adjustments	2,872	30	1,078	--	3,980
Foreign currency translation adjustments	14,572	--	68	(284)	14,356
Balance as of March 28, 2008	$350,293	$5,254	$338,807	$14,795	$709,149

The purchase price adjustments relate entirely to previous business acquisitions.  Of the total purchase price adjustments of $4.0 million recorded during the three months ended March 28, 2008, earn-out payments of $1.5 million and tax adjustments of $4.4 million were offset by a decrease of $1.9 million for changes in purchase price allocation estimates.

NOTE 7. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

	March 28,	December 28,
As of	2008	2007
(in thousands)
Raw materials	$66,876	$63,465
Work-in-process	7,330	9,267
Finished goods	74,297	70,286
Total inventory, net	$148,503	$143,018

Deferred costs of revenue are included within finished goods and were $13.9 million at March 28, 2008 and $11.0 million at December 28, 2007.

Other non-current liabilities consisted of the following:

	March 28,	December 28,
As of	2008	2007
(in thousands)

Deferred compensation	$9,049	$8,646
Unrecognized tax benefits	26,964	25,774
Other non-current liabilities	24,149	21,708
Total other non-current liabilities	$60,162	$56,128

As of March 28, 2008 and December 28, 2007, the Company has $27.0 million and $25.8 million, respectively, of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably affect the effective income tax rate in future periods and interest and/or penalties related to income tax matters.

NOTE 8. THE COMPANY AND SEGMENT INFORMATION

The Company is a designer and distributor of positioning solutions enabled by GPS, optical, laser, and wireless communications technology. The Company provides products for diverse applications in its targeted markets.

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

	Reporting Segments
	Engineering and	Field	Mobile	Advanced
	Construction	Solutions	Solutions	Devices	Total
(In thousands)

Three Months Ended March 28, 2008
Segment revenue	$194,180	$88,037	$44,011	$29,068	$355,296
Operating income	36,954	35,095	2,453	4,692	79,194

Three Months Ended March 30, 2007
Segment revenue	$175,604	$50,962	$29,857	$29,309	$285,732
Operating income	42,164	16,628	1,017	3,343	63,152

As of March 28, 2008
Accounts receivable (1)	$172,766	$61,102	$26,145	$20,638	$280,651
Inventories	97,697	14,580	17,432	18,794	148,503

As of December 28, 2007
Accounts receivable (1)	$158,913	$37,294	$25,469	$18,208	$239,884
Inventories	89,780	15,745	18,781	18,712	143,018

(1)	As presented, accounts receivable represents trade receivables, net, which are specified between segments.

A reconciliation of our consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended
	March 28,	March 30,
	2008	2007
(In thousands)

Consolidated segment operating income	$79,194	$63,152
Unallocated corporate expense	(10,306)	(11,188)
Amortization of purchased intangible assets	(10,848)	(7,892)
In-process research and development expense	--	(2,112)
Restructuring charges	--	(2,692)
Consolidated operating income	58,040	39,268
Non-operating income (expense), net	1,771	2,857
Consolidated income before income taxes	$59,811	$42,125

NOTE 9. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

Long-term debt consisted of the following:

	March 28,	December 28,
As of	2008	2007
(In thousands)

Credit Facilities:
Term loan	$60,000	$60,000
Revolving credit facility	-	-
Promissory notes and other	578	690
Total debt	60,578	60,690

Less current portion of long-term debt	138	126
Non-current portion	$60,440	$60,564

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

On February 16, 2007, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for swing line loans.  In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which will mature concurrently with the revolving credit line.  The term loan will be repaid in quarterly installments, with principal being amortized at the following annual rates: year 1 at 10%, year 2 at 15%, year 3 at 15%, year 4 at 20%, year 5 at 20%, and the last quarterly payment to be made at maturity, together with a final payment of 20%.   The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.   The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes.

As of March 28, 2008 and December 28, 2007, the Company did not have an outstanding balance on the revolving credit line and the term loan balance was $60.0 million.  The Company was in compliance with all financial debt covenants.

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

Notes Payable

As of March 28, 2008 and December 28, 2007, the Company had notes payable totaling approximately $578,000 and $690,000, respectively, consisting of government loans to foreign subsidiaries and loans assumed from acquisitions.

Leases and other commitments

The estimated future minimum operating lease commitments as of March 28, 2008, is as follows (in thousands):

2008 (Remaining)	$13,774
2009	14,595
2010	11,864
2011	7,564
2012	5,842
Thereafter	2,097
Total	$55,736

Additionally, as of March 28, 2008, the Company had acquisition earn-outs of $7.7 million and holdbacks of $12.1 million recorded in Other current liabilities and Other non-current liabilities. The maximum remaining payments, including the $7.7 million and $12.1 million recorded, will not exceed $75.7 million. The remaining earn-outs and holdbacks are payable through 2010.

At March 28, 2008, the Company had unconditional purchase obligations of approximately $68.8 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with our vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 2, SFAS No. 157 became effective for the Company beginning in its first quarter of fiscal 2008, which requires enhanced disclosures about assets and liabilities measured at fair value. The Company’s forward foreign currency exchange contracts and its deferred compensation plan assets and liabilities are presented at fair value in the Condensed Consolidated Balance Sheets. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level I – Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II – Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level III – Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Fair Values as of March 28, 2008
(In thousands)	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	8,116	—	—	8,116
Derivative assets (2)	—	23	—	23
Total	8,116	23	—	8,139

Liabilities
Deferred compensation plan liabilities (1)	9,049	—	—	9,049
Derivative liabilities (2)	—	(30)	—	(30)
Total	9,049	(30)	—	9,019

(1)
Deferred compensation plan assets and liabilities:  The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets and liabilities included in Level I are valued using quoted market prices.

(2)
Derivative assets and liabilities:  Derivative assets and liabilities included in Level II primarily represent forward currency exchange contracts. The fair values are determined using inputs based on observable quoted prices.

NOTE 11. PRODUCT WARRANTIES

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

Changes in the Company’s product warranty liability during the three months ended March 28, 2008 are as follows (in thousands):

Balance as of December 28, 2007	$10,806
Accruals for warranties issued	4,617
Changes in estimates	--
Warranty settlements (in cash or in kind)	(4,222)
Balance as of March 28, 2008	$11,201

NOTE 12. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended
	March 28,	March 30,
	2008	2007
(In thousands, except per share amounts)

Numerator:
Income available to common shareholders:
Used in basic and diluted earnings per share	$40,067	$28,683

Denominator:
Weighted average number of common shares used in basic earnings per share	121,467	115,449
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	3,670	4,805
Common stock warrants	22	642
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	125,159	120,896

Basic earnings per share	$0.33	$0.25
Diluted earnings per share	$0.32	$0.24

NOTE 13: RESTRUCTURING CHARGES:

In conjunction with the Company’s acquisition of @Road, the Company accrued $3.6 million for severance and benefits. These restructuring costs were recorded in accordance with EITF 95-3 as part of the purchase price with no impact on the Company’s Condensed Consolidated Statements of Income. At the end of fiscal 2007, the Company had a balance of $1.3 million for such accrual. During the three months ended March 28, 2008, the Company paid $0.2 million against this restructuring accrual. It decreased by $0.9 million according to the final @Road purchase price allocation. The remaining restructuring accrual of $0.2 million as of March 28, 2008 is included in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet and is expected to be settled by the first half of fiscal 2008.

The Company also recorded restructuring costs of $3.0 million during the first quarter of fiscal 2007 for charges associated with the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.6 million was recorded as Shareholder’s Equity. The amount was recorded in the Company’s Condensed Consolidated Statements of Income for the three months ended March 30, 2007 under Restructuring charges. There were no restructuring costs recorded in the first quarter of fiscal 2008.

NOTE 14: INCOME TAXES

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

The Company adopted FIN 48 on December 30, 2006, and the amount of liabilities for unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future period are $29.7 million and $28.4 million at March 28, 2008 and December 28, 2007, respectively.  The unrecognized tax benefits are recorded in Other Non-Current Liabilities and within the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax.  The Company has substantially concluded all U.S. federal and state income tax matters for years through 1992.  Non-U.S. income tax matters have been concluded for years through 2000.  The Company does not anticipate an impact to the unrecognized tax benefits balance with respect to current tax examinations.  Furthermore, although the timing of the resolution and/or the closure on audits is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability includes interest and penalties at March 28, 2008 and December 30, 2007, of $3.4 million and $3.1 million, respectively, were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

The Company’s effective income tax rate for the three months ended March 28, 2008 was 33.0%, as compared to 32.0% for the three months ended March 30, 2007.

NOTE 15: COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	March 28,	March 30,
	2008	2007
(In thousands)

Net income	$40,067	$28,683
Foreign currency translation adjustments, net of tax	20,708	(111)
Net unrealized actuarial losses	(27)	(8)
Net unrealized gain (loss) on investments	--	44
Comprehensive income	$60,748	$28,608

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in “Risk Factors” below and elsewhere in this report as well as in the Company's Annual Report on Form 10-K for fiscal year 2007 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” ”will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.`

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U. S.. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our significant accounting polices during the three months ended March 28, 2008 from those disclosed in our 2007 Form 10-K.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 deferring the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS 157 in the first quarter of fiscal 2008. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 became effective for us at the beginning of its first quarter of fiscal 2008.  We did not elect the fair value option for any of our financial assets or liabilities.  However, we may decide to elect the fair value option on new items in the future.  The adoption did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect the adoption of SFAS No. 161 to have a material impact on our financial position, results of operations or cash flows.

EXECUTIVE LEVEL OVERVIEW

Trimble’s focus is on combining positioning technology with wireless communication and application capabilities to create system-level solutions that enhance productivity and accuracy for our customers. The majority of our markets are end-user markets, including engineering and construction firms, governmental organizations, public safety workers, farmers and companies who must manage fleets of mobile workers and assets. In our Advanced Devices segment, we also provide components to original equipment manufacturers to incorporate into their products.  In the end user markets, we provide a system that includes a hardware platform that may contain software and customer support. Some examples of our solutions include products that automate and simplify the process of surveying land, products that automate the utilization of equipment such as tractors and bulldozers, products that enable a company to manage its mobile workforce and assets, and products that allow municipalities to manage their fixed assets. In addition, we also provide software applications on a stand-alone basis.

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

Reinforcing our position in existing markets

* We believe that our markets provide us with additional, substantial potential for substituting our technology for traditional methods. In the first quarter of 2008, we continued to develop new products and to strengthen our distribution channels in order to expand our market opportunity. A number of new products such as the AgGPS® EZ-Guide® 250 lightbar guidance system, GPS Pathfinder® ProXRT receiver, Trimble® MEP layout solution for the mechanical, electrical and plumbing trades as well as a new wireless data controller for the LM80 Layout Manager to connect the office and job site, strengthened our competitive position and created new value for the user.

Extending our position in existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenues by bringing new products to existing users. In the first quarter of 2008, we introduced the Agriculture Manager™ asset management system, a new sensor for the Trimble CCS900 compaction control system that provides real-time material density information to earthworks operators, and EZ-Office™ software for agriculture.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our efforts in Africa, China, Europe, India, Middle-East and Russia, all reflected improving financial results, with the promise of more in the future.

Entering new market segments

* In Q1 2008, we acquired Crain Enterprises, of Mound City, Illinois. Crain is a leading manufacturer of accessories for the geomatics, surveying, mapping, and construction industries. We also acquired Géo-3D Inc. of Montreal, Canada. Géo-3D is a leader in roadside infrastructure asset inventory solutions for the geospatial market.

RECENT BUSINESS DEVELOPMENTS

During the last twelve months, we acquired the following companies and the results of their operation have been combined with our operations from the date of acquisition:

Géo-3D

On January 22, 2008, we acquired privately-held Géo-3D Inc. of Montreal, Canada, a leader in roadside infrastructure asset inventory solutions.  Géo-3D’s performance is reported under our Engineering and Construction business segment.

Crain

On January 8, 2008, we acquired privately-held Crain Enterprises, Inc. of Mound City, Illinois, a leading manufacturer of accessories for the geomatics, surveying, mapping, and construction industries.  Crain’s performance is reported under our Engineering and Construction business segment.

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

	Three Months Ended
	March 28,	March 30,
	2008	2007
($ in thousands)
Total consolidated revenue	$355,296	$285,732
Gross margin	$174,376	$143,130
Gross margin %	49.1%	50.1%
Total consolidated operating income	$58,040	$39,268
Operating income %	16.3%	13.7%

Revenue

In the three months ended March 28, 2008, total revenue increased by $69.6 million or 24%, as compared to the same corresponding period in fiscal 2007. The increase resulted from strong revenue growth across Field Solutions, and Mobile Solutions segments.  Engineering and Construction revenue increased $18.6 million, Field Solutions increased $37.1 million, Mobile Solutions increased $14.2 million, while Advanced Devices decreased $0.2 million, as compared to the same corresponding period in fiscal 2007.  Revenue growth was driven by new products, a robust agricultural environment, strong international growth, and a full quarter of @Road revenue as compared to partial quarter of @Road revenue in the corresponding period in fiscal 2007. The revenue growth was partially offset by softness in the U.S. markets in Engineering and Construction.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, and foreign currency translations.

Gross margin increased by $31.2 million for the three months ended March 28, 2008, as compared to the corresponding period in the prior year.  Gross margin as a percentage of total revenue for the three months ended March 28, 2008 was 49.1%, as compared to 50.1% for the three months ended March 30, 2007.  The slight decrease in gross margin percentage for the three month period was driven by higher amortization of purchased intangibles and acquisition-related inventory step-up, and to a lesser extent, product mix and unfavorable foreign currency exchange rates.

Operating Income

Operating income increased by $18.8 million for the three months ended March 28, 2008, as compared to the corresponding period in the prior year.  Operating income as a percentage of total revenue was 16.3% for the three months ended March 28, 2008, as compared to 13.7% for the three months ended March 30, 2007.  The increase in operating income percentage for the three month period was primarily due to strong operating expense control in Mobile Solutions and Field Solutions and also restructuring charges and IPR&D expenses in the corresponding period in the prior year.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices.  Operating income equals net revenue less cost of sales and operating expenses, excluding general corporate expenses, amortization of purchased intangibles, in-process research and development expenses, and restructuring charges.

The following table is a breakdown of revenue and operating income by segment (in thousands, except percentages):

	Three Months Ended
	March 28,	March 30,
	2008	2007

Engineering and Construction
Revenue	$194,180	$175,604
Segment revenue as a percent of total revenue	55%	62%
Operating income	$36,954	$42,164
Operating income as a percent of segment revenue	19%	24%
Field Solutions
Revenue	$88,037	$50,962
Segment revenue as a percent of total revenue	25%	18%
Operating income	$35,095	$16,628
Operating income as a percent of segment revenue	40%	33%
Mobile Solutions
Revenue	$44,011	$29,857
Revenue as a percent of total revenue	12%	10%
Operating income	$2,453	$1,017
Operating income as a percent of segment revenue	6%	3%
Advanced Devices
Revenue	$29,068	$29,309
Segment revenue as a percent of total revenue	8%	10%
Operating income	$4,692	$3,343
Operating income as a percent of segment revenue	16%	11%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended
	March 28	March 30,
	2008	2007
(In thousands)

Consolidated segment operating income	$79,194	$63,152
Unallocated corporate expense	(10,306)	(11,188)
Amortization of purchased intangible assets	(10,848)	(7,892)
In-process research and development expense	--	(2,112)
Restructuring charges	--	(2,692)
Consolidated operating income	58,040	39,268
Non-operating income, net	1,771	2,857
Consolidated income before income taxes	$59,811	$42,125

Engineering and Construction

Engineering and Construction revenue increased by $18.6 million or 11% for the three months ended March 28, 2008, as compared to the same corresponding period in fiscal 2007.  Segment operating income decreased $5.2 million or 12% for the three months ended March 28, 2008, as compared to the same corresponding period in fiscal 2007.

The revenue growth for the three months ended March 28, 2008 was driven by strong international sales, partially offset by softness in the U.S. markets.  In addition, for the three months ended March 20, 2008 segment operating income decreased due to unfavorable foreign currency exchange rates, impact of acquisitions made during the last twelve months, and product mix.

Field Solutions

Field Solutions revenue increased by $37.1 million or 73% for the three months ended March 28, 2008, as compared to the same corresponding period in fiscal 2007.  Segment operating income increased by $18.5 million or 111% for the three months ended March 28, 2008, as compared to the same corresponding period in fiscal 2007.

The revenue increase for the three month periods ended March 28, 2008 was driven by the introduction of new agricultural products and a worldwide robust agricultural market. Operating income increased primarily due to higher revenue, gross margin improvement, and operating expense control.

Mobile Solutions

Mobile Solutions revenue increased by $14.2 million or 47% for the three months ended March 28, 2008, as compared to the same corresponding period in fiscal 2007.  Segment operating income increased $1.4 million or 141% for the three months ended March 28, 2008, as compared to the same corresponding period in fiscal 2007.

Revenue, for the three months ended March 28, 2008, as compared to the corresponding period of fiscal 2007 grew due to increased subscription revenue and a full quarter of @Road revenue as compared to partial quarter of @Road revenue in the corresponding period in fiscal 2007. Operating income increased for the three months ended March 28, 2008, as compared to the corresponding period of fiscal 2007 primarily due to higher subscription revenue and associated gross margin and operating expense control.

Advanced Devices

Advanced Devices revenue decreased by $0.2 million or 1% for the three months ended March 28, 2008, as compared to the same corresponding period in fiscal 2007.  Segment operating income increased by $1.3 million or 40% for the three months ended March 28, 2008, as compared to the same corresponding period in fiscal 2007.

For the three months ended March 28, 2008, as compared to the corresponding periods in fiscal 2007, revenue remained relatively flat while segment operating income increased primarily due to product mix in Component Technologies’ revenue.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended

	March 28,	March 30,
	2008	2007
Research and development	$37,345	$31,163
Percentage of revenue	11%	11%
Sales and marketing	51,158	42,147
Percentage of revenue	14%	15%
General and administrative	22,690	21,642
Percentage of revenue	6%	8%
Total	$111,193	$94,952
Percentage of revenue	31%	33%

Overall, R&D, S&M, and G&A expense increased by approximately $16.2 million for the three months ended March 28, 2008, as compared to the corresponding period in fiscal 2007.

The increase in R&D expenses in the first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007, was due in part to an increase in compensation expenses of $3.4 million primarily due to a full quarter of @Road compensation expenses as compared to partial quarter of @Road compensation expenses in the corresponding period in fiscal 2007. The R&D expense increase was also attributable to a $1.5 million increase due to foreign currency exchange rates and additional acquisition-related expenses of $0.7 million. All of our R&D costs have been expensed as incurred. Costs of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

The increase in S&M expenses in the first quarter of fiscal 2008, as compared to the corresponding period of fiscal 2007, was due in part to an increase in compensation expenses of $2.8 million primarily due to a full quarter of @Road compensation expenses as compared to partial quarter of @Road compensation expenses in the corresponding period in fiscal 2007. The S&M expense increase was also attributable to a $1.8 million increase due to foreign currency exchange rates and additional acquisition-related expenses of $0.6 million.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

The increase in G&A expenses in the first quarter of fiscal 2008, as compared to the corresponding period in fiscal 2007, was primarily due to additional operating expenses associated with recent business acquisitions of $0.8 million and a $0.6 million increase due to foreign currency exchange rates, offset by a decrease in bonus expenses..

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $10.8 million in the first quarter of fiscal 2008, as compared to $7.9 million in the first quarter of fiscal 2007.  The increase was due primarily to a full quarter of @Road intangibles amortization as compared to partial quarter of @Road intangibles amortization in the corresponding period in fiscal 2007.  As of March 28, 2008, future amortization of intangible assets is expected to be $32.8 million during the remaining three quarters of fiscal 2008, $40.0 million during 2009, $37.8 million during 2010, $32.9 million during 2011, $24.9 million during 2012, and $29.6 million thereafter.

In-Process Research and Development

We recorded no in-process research and development (IPR&D) expense during the three months ended March 28, 2008, as compared to $2.1 million in the corresponding periods in 2007.  At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. The value of the IPR&D was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Accordingly, the value assigned to these IPR&D amounts was charged to expense on the respective acquisition date of each of the acquired companies.

Restructuring Charges

In conjunction with the Company’s acquisition of @Road, we accrued $3.6 million for severance and benefits in fiscal 2007. These restructuring costs were recorded in accordance with EITF 95-3 as part of the purchase price with no impact on the Condensed Consolidated Statements of Income. At the end of fiscal 2007, we had a balance of $1.3 million for such accrual. During the three months ended March 28, 2008, we paid $0.2 million against this restructuring accrual. It decreased by $0.9 million according to the final @Road purchase price allocation. The remaining restructuring accrual of $0.2 million as of March 28, 2008 is included in Other current liabilities in the Condensed Consolidated Balance Sheet and is expected to be settled by the first half of fiscal 2008.

The Company also recorded restructuring costs of $3.0 million during the first quarter of fiscal 2007 for charges associated with the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.6 million was recorded as Shareholder’s Equity. The amount was recorded in the Company’s Condensed Consolidated Statements of Income for the three months ended March 30, 2007 under Restructuring charges. There were no restructuring costs recorded in the first quarter of fiscal 2008.

Non-operating Income, Net

The components of non-operating income, net, are as follows (in thousands):

	Three Months Ended
	March 28,	March 30,
	2008	2007
(In thousands)

Interest income	$457	$1,243
Interest expense	(762)	(1,400)
Foreign currency transaction gain, net	968	357
Income from joint ventures	2,015	2,422
Other income (expense), net	(907)	235
Total non-operating income, net	$1,771	$2,857

Non-operating income, net, decreased $1.1 million for the first quarter of fiscal 2008, as compared to the corresponding period in fiscal 2007. Of this decrease, $0.9 million was due to losses on deferred compensation plan investments included in Other income (expense), net, $0.4 million was due to decreased profits from our CTCT joint venture, offset in part by an increase of $72,000 in foreign exchange gains.

Income Tax Provision

Our effective income tax rate for the three months ended March 28, 2008 was 33.0%, as compared to 32.0% for the three months ended March 30, 2007.  The 2008 first fiscal quarter rate is lower than the statutory federal income tax rate of 35% primarily due to the implementation of a global supply chain structure.  The 2007 first quarter fiscal rate was lower than the statutory federal income tax rate of 35% primarily due to a discrete event release of the valuation allowance related to California Research and Development Credit carryforwards.

We anticipate an annual estimated effective tax rate of 33.0% for fiscal year 2008. The tax rate could be affected by several factors including stock option activity, geographic mix of our pre-tax income, legislative changes, changes to our existing valuation allowances or contingent tax liabilities, and/or discrete quarterly events.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Condensed Balance Sheets as of March 28, 2008 and December 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of	March 28, 2008	December 28, 2007
(In thousands)

Cash and cash equivalents	$71,379	$103,202
Total debt	$60,578	$60,690

Three months Ended	March 28, 2008	March 30, 2007
(In thousands)

Cash provided by operating activities	$20,719	$31,747
Cash used in investing activities	$(43,347)	$(275,911)
Cash provided by (used in) financing activities	$(15,707)	$182,667
Effect of exchange rate changes on cash and cash equivalents	$6,512	$(4,553)
Net decrease in cash and cash equivalents	$(31,823)	$(66,050)

Cash and Cash Equivalents

As of March 28, 2008, cash and cash equivalents totaled $71.4 million compared to $103.2 million at December 30, 2007. We had debt of $60.6 million compared to $60.7 million at December 28, 2007.

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

Operating Activities

Cash provided by operating activities was $20.7 million for the first quarter of fiscal 2008, as compared to $31.7 million for the first quarter of fiscal 2007.  This decrease of $11.0 million was primarily driven by an increase in accounts receivable.

Investing Activities

Cash used in investing activities was $43.3 million for the first quarter of fiscal 2008, as compared to $275.9 million for the first quarter of fiscal 2007.  The decrease was due to a decrease of $232.6 million in cash used for acquisitions, attributable primarily to @Road which was acquired in the first quarter of fiscal 2007.

Financing Activities

Cash used by financing activities was $15.7 million for the first quarter of 2008, as compared to cash provided of $182.7 million for the first quarter of fiscal 2007, primarily due to the stock repurchase of $25.9 million in the first quarter of fiscal 2008 and outstanding debt that was incurred for the @Road acquisition in the corresponding period in fiscal 2007.

Accounts Receivable and Inventory Metrics

As of	March 28, 2008	December 28, 2007

Accounts receivable days sales outstanding	72	70
Inventory turns per year	4.3	4.3

Accounts receivable days sales outstanding were 72 days as of March 28, 2008, as compared to 70 days as of December 28, 2007 due to an increase in deferred revenue balances and seasonality of Agriculture and Construction revenue in the month of March.  Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net divided by revenue times 91 days. Our inventory turns were at 4.3 as of March 28, 2008 as compared to 4.3 for the fourth quarter of fiscal 2007.  Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.

Debt

Our total debt was approximately $60.6 million as of March 28, 2008 compared to $60.7 million as of December 28, 2007, attributable to debt originally incurred for the @Road acquisition.

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

On February 16, 2007, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for swing line loans.  In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which will mature concurrently with the revolving credit line.  The term loan will be repaid in quarterly installments, with principal being amortized at the following annual rates: year 1 at 10%, year 2 at 15%, year 3 at 15%, year 4 at 20%, year 5 at 20%, and the last quarterly payment to be made at maturity, together with a final payment of 20%.   The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.   The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes.  For additional discussion of our debt, see Note 9 of Notes to the Condensed Consolidated Financial Statements.

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

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.  As of March 28, 2008 we were in compliance with all financial debt covenants.

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

Market Interest Rate Risk

There have been no changes to our market interest rate risk assessment.  Refer to our 2007 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk

There have been no changes to our foreign currency exchange rate risk assessment.  Refer to our 2007 Annual Report on Form 10-K.

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

ITEM 1A.  RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included under “Risk and Uncertainties” in Item 1A of Part I of our 2007 Annual Report on Form 10-K and is incorporated herein by reference.  There have been no material changes to the risk factor disclosure since our 2007 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the period covered by this report.
(b)	None
(c)	The following table provides information relating to our purchases of equity securities for the first quarter of fiscal 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

December 29, 2007 – February 1, 2008	259,000	$27.19	259,000	$242,953,137
February 2, 2008– February 29, 2008	589,375	26.42	589,375	227,371,095
March 1, 2008– March 28, 2008	119,382	27.13	119,382	224,129,881

Total	967,757	$26.71	967,757

(1)
In January 2008, the Company announced that its board of directors had authorized a stock repurchase program for up to $250 million, effective February 1, 2008. The timing and actual number of shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

ITEM 6.  EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (5)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (6)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (9)
3.8	Bylaws of the Company, amended and restated through July 20, 2006. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (7)
4.4	Form of Warrant dated April 12, 2002. (4)
10.1	Trimble Navigation Employee Stock Purchase Plan, as amended March 10, 2008. (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2008. (10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2008. (10)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2008. (10)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2008. (10)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(5)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(6)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(7)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(9)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

DATE: May 5, 2008

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (5)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (6)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (9)
3.8	Bylaws of the Company, amended and restated through July 20, 2006. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (7)
4.4	Form of Warrant dated April 12, 2002. (4)
10.1	Trimble Navigation Employee Stock Purchase Plan, as amended March 10, 2008. (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2008. (10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2008. (10)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2008. (10)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2008. (10)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(5)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(6)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(7)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(9)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(10)	Filed herewith.