Form 10-Q
period 2008-06-27
TRIMBLE NAVIGATION LTD /CA/
filed 2008-08-04
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2008

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

Yes           ☒           No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           ☐           No           ☒

As of July 31, 2008, there were 120,905,512 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended June 27, 2008

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 27,	December 28,
	2008	2007
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$79,823	$103,202
Accounts receivable, net	267,200	239,884
Other receivables	9,985	10,201
Inventories, net	153,369	143,018
Deferred income taxes	42,257	44,333
Other current assets	17,004	15,661
Total current assets	569,638	556,299
Property and equipment, net	51,615	51,444
Goodwill	713,010	675,850
Other purchased intangible assets, net	186,971	197,777
Other non-current assets	62,598	57,989
Total assets	$1,583,832	$1,539,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$137	$126
Accounts payable	73,581	67,589
Accrued compensation and benefits	56,149	55,133
Deferred revenue	59,077	49,416
Accrued warranty expense	11,942	10,806
Income taxes payable	14,060	14,802
Other current liabilities	36,333	51,980
Total current liabilities	251,279	249,852
Non-current portion of long-term debt	432	60,564
Non-current deferred revenue	10,719	15,872
Deferred income taxes	59,976	47,917
Other non-current liabilities	52,503	56,128
Total liabilities	374,909	430,333

Commitments and contingencies

Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	--	--
Common stock, no par value; 180,000 shares authorized; 121,652 and 121,596 shares issued and outstanding at June 27, 2008 and December 28, 2007, respectively	683,274	660,749
Retained earnings	447,806	388,557
Accumulated other comprehensive income	77,843	59,720
Total shareholders' equity	1,208,923	1,109,026
Total liabilities and shareholders' equity	$1,583,832	$1,539,359

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
(In thousands, except per share data)

Revenue (1)	$377,767	$327,732	$733,063	$613,464
Cost of sales (1)	190,668	160,563	371,588	303,165
Gross margin	187,099	167,169	361,475	310,299

Operating expenses
Research and development	39,405	33,867	76,750	65,030
Sales and marketing	51,904	47,546	103,062	89,693
General and administrative	25,289	24,278	47,979	45,920
Restructuring charges	2,414	333	2,414	3,025
Amortization of purchased intangible assets	5,163	5,195	10,306	9,301
In-process research and development	--	--	--	2,112
Total operating expenses	124,175	111,219	240,511	215,081
Operating income	62,924	55,950	120,964	95,218
Non-operating income, net
Interest income	508	593	965	1,837
Interest expense	(413)	(2,459)	(1,175)	(3,860)
Foreign currency transaction gain (loss), net	1,253	(430)	2,221	(73)
Income from joint ventures	2,618	2,080	4,633	4,502
Other income (expense ), net	153	487	(754)	722
Total non-operating income, net	4,119	271	5,890	3,128
Income before taxes	67,043	56,221	126,854	98,346
Income tax provision	18,444	21,195	38,188	34,637
Net income	$48,599	$35,026	$88,666	$63,709

Basic earnings per share	$0.40	$0.29	$0.73	$0.54
Shares used in calculating basic earnings per share	121,523	119,621	121,495	117,535

Diluted earnings per share	$0.39	$0.28	$0.71	$0.52
Shares used in calculating diluted earnings per share	125,712	124,584	125,435	122,539

(1) Sales to related parties, Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble), were $8.7 million and $6.3 million for the three months ended June 27, 2008 and June 29, 2007, respectively, with associated cost of sales of $7.2 million and $4.2 million, respectively.  Sales to CTCT and Nikon-Trimble were $15.2 million and $11.4 million for the six months ended June 27, 2008 and June 29, 2007, respectively, with associated cost of sales of $11.8 million and $7.7 million, respectively.  In addition, cost of sales associated with CTCT net inventory purchases was $7.4 million and $7.5 million for the three months ended June 27, 2008 and June 29, 2007, respectively, and $13.5 million and $14.2 million for the six months ended June 27, 2008 and June 29, 2007, respectively.  See Note 5 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 27,	June 29,
	2008	2007
(In thousands)

Cash flow from operating activities:
Net income	$88,666	$63,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,274	8,426
Amortization expense	21,811	18,394
Provision for doubtful accounts	119	358
Amortization of debt issuance cost	113	105
Deferred income taxes	(2,791)	(8,636)
Non-cash restructuring charges	--	1,725
Stock-based compensation	7,777	7,145
In-process research and development	--	2,112
Equity gain from joint venture	(4,633)	(4,503)
Excess tax benefit for stock-based compensation	(5,249)	(5,929)
Provision for excess and obsolete inventories	3,283	1,941
Other non-cash items	1	140
Add decrease (increase) in assets:
Accounts receivable	(26,832)	(41,832)
Other receivables	481	2,968
Inventories	(8,997)	(11,760)
Other current and non-current assets	(464)	9,414
Add increase (decrease) in liabilities:
Accounts payable	4,637	(6,298)
Accrued compensation and benefits	(303)	80
Accrued liabilities	(597)	3,136
Deferred revenue	3,974	12,132
Income taxes payable	10,093	33,630
Net cash provided by operating activities	100,363	86,457

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(45,082)	(277,743)
Acquisitions of property and equipment	(7,932)	(6,270)
Other	137	959
Net cash used in investing activities	(52,877)	(283,054)

Cash flow from financing activities:
Issuances of common stock	15,425	15,761
Excess tax benefit for stock-based compensation	5,249	5,929
Repurchase and retirement of common stock	(36,293)	--
Proceeds from long-term debt and revolving credit lines	--	250,000
Payments on long-term debt and revolving credit lines	(60,314)	(127,517)
Net cash provided by (used in) financing activities	(75,933)	144,173

Effect of exchange rate changes on cash and cash equivalents	5,068	(3,437)

Net decrease in cash and cash equivalents	(23,379)	(55,861)
Cash and cash equivalents, beginning of period	103,202	129,621
Cash and cash equivalents, end of period	$79,823	$73,760

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

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2007 was December 28. The second quarters of fiscal 2008 and fiscal 2007 ended on June 27, 2008 and June 29, 2007, respectively.  Fiscal 2008 is a 53-week year and fiscal 2007 is a 52-week year.  Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

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

The accompanying financial data as of June 27, 2008 and for the three and six months ended June 27, 2008 and June 29, 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations.  The following discussion should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of June 27, 2008, results of operations for the three and six months ended June 27, 2008 and June 29, 2007 and cash flows for the six months ended June 27, 2008 and June 29, 2007, as applicable, have been made.  The results of operations for the three and six months ended June 27, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.  Individual segment revenue may be affected by seasonal buying patterns.

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

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the Company’s significant accounting polices during the six months ended June 27, 2008 from those disclosed in the Company’s 2007 Form 10-K.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect the adoption of SFAS No. 161 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company paid approximately $327.4 million in cash from debt and existing cash, and issued approximately 5.9 million shares of the Company’s common stock based on an exchange ratio of 0.0893 shares of the Company’s common stock for each outstanding share of @Road common stock as of February 16, 2007. The common stock issued had a fair value of $161.9 million and was valued using the average closing price of the Company’s common stock of $27.69 over a range of two trading days (February 14, 2007 through February 15, 2007) prior to, and including, the close date (February 16, 2007) of the transaction, which is also the date that the amount of the Company’s shares to be issued in accordance with the merger agreement was settled. The total purchase price is estimated as follows (in thousands):

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

The Company excluded the effect of non-recurring items as the impact is short-term in nature. The pro-forma information is as follows:

Six Months Ended
June 29,
2007 (a)
(in thousands, except per share data)
Pro-forma revenue	$627,582
Pro-forma net income	60,964
Pro-forma basic net income per share	$0.51
Pro-forma diluted net income per share	$0.51

(a)
The pro-forma results of operations represent the Company’s results for the six months ended June 29, 2007 together with @Road’s historical results through the acquisition date of February 16, 2007 as though they had been combined as of December 31, 2005.  Pro-forma adjustments have been made based on the fair values of assets acquired and liabilities assumed as of February 16, 2007.  Pro-forma revenue includes a $0.1 million decrease due to the timing of recognizing deferred revenue write-downs and customer contracts where the product was delivered prior to the acquisition date. Pro-forma net income includes a $0.3 million increase due to the timing of recognizing revenue write-downs and related deferred cost of sales write-downs, amortization of intangible assets related to the acquisition of $2.2 million, and interest expense for debt used to purchase @Road of $1.4 million. The pro-forma amounts provided herein include adjustments to previously filed pro-forma numbers in the Company’s 10-Q’s.

NOTE 4. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In January 2008, the Company’s Board authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing the Company to repurchase up to $250 million of Trimble’s common stock under this program.  During the six months ended June 27, 2008, the Company repurchased approximately 1,255,000 shares of common stock in open market purchases at an average price of $28.90 per share.  The total purchase price of $36.3 million was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings.  Common stock repurchases under the program were recorded based upon the settlement date of the applicable trade for accounting purposes.  All common shares repurchased under this program have been retired. As of June 27, 2008, the 2008 Stock Repurchase Program had remaining authorized funds of $213.7 million.  The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions.  The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

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

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Consolidated Condensed Statements of Income in accordance with SFAS 123(R) for the three and six months ended June 27, 2008 and June 29, 2007.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
(in thousands)

Cost of sales	$487	$429	$980	$771

Research and development	916	1,022	1,833	1,751
Sales and marketing	931	974	1,961	1,741
General and administrative	1,461	1,367	3,003	2,882
Total operating expenses	3,308	3,363	6,797	6,374

Total stock-based compensation expense	3,795	3,792	7,777	7,145
Tax benefit (1)	(458)	(520)	(552)	(868)
Total stock-based compensation expense, net of tax	$3,337	$3,272	$7,225	$6,277

(1) Tax benefit related to U.S. non-qualified options and restricted stock units, applying a Federal statutory and State (Federal effected) tax rate for the respective periods.

Options

Stock option expense recognized during the period is based on the value of the portion of the stock option that is expected to vest during the period. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The Black-Scholes model was used to value those options granted prior to the fourth quarter of fiscal 2005. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted for the three and six months ended June 27, 2008 and June 29, 2007, the following assumptions were used:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Expected dividend yield	--	--	--	--
Expected stock price volatility	39.8%	36.9%	39.7%	37.2%
Risk free interest rate	2.7%	4.5%	2.7%	4.5%
Expected life of option	4.1 years	3.9 years	4.1 years	3.9 years

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

NOTE 5. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Condensed Consolidated Statements of Income.  During the three and six months ended June 27, 2008, the Company recorded $2.9 million and $4.7 million, respectively, as its proportionate share of CTCT net income.  During the comparable period of 2007 the Company recorded $2.3 million and $4.5 million, respectively, as its proportionate share of CTCT net income.  During the fiscal quarters ended June 27, 2008 and June 29, 2007, there were no dividends received from CTCT.  The carrying amount of the investment in CTCT was $14.3 million at June 27, 2008 and $9.6 million at December 28, 2007, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT.  Products are manufactured based on orders received from CTCT and are sold at direct cost plus a mark-up for the Company’s overhead costs to CTCT.  CTCT then resells products at cost plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. Generally, the Company sells products through its after-market dealer channel, and Caterpillar sells products for factory and dealer installation.  CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company.  During the three and six months ended June 27, 2008, the Company recorded $3.5 million and $6.2 million of revenue, respectively, and $3.1 million and $5.4 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel.  During the comparable three and six months ended June 29, 2007, the Company recorded $2.7 million and $4.9 million of revenue, respectively, and $2.4 million and $4.4 million of cost of sales, respectively.  In addition, during the three and six months ended June 27, 2008, the Company recorded $7.4 million and $13.5 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.  The comparable net cost of sales recorded by the Company for the three and six months ended June 29, 2007 were $7.5 million and $14.2 million, respectively.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $3.5 million and $7.5 million for the three and six months ended June 27, 2008, respectively, and totaling $3.0 million and $6.3 million for the three and six months ended June 29, 2007, respectively. The reimbursements were offset against operating expenses.

At June 27, 2008 and December 28, 2007, the Company had amounts due to and from CTCT.  Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties.  The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets.  At June 27, 2008 and December 28, 2007, the receivables from CTCT were $5.9 million and $5.6 million, respectively, and are included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets.  As of the same dates, the payables due to CTCT were $5.9 million and $5.2 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting.  Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Condensed Consolidated Statements of Income.  During the three and six months ended June 27, 2008, the Company recorded a loss of $0.3 million and a loss of $0.1 million, respectively, and during the three and six months ended June 29, 2007, the Company recorded a loss of $0.3 million and a profit of $4,000, respectively, as its proportionate share of Nikon-Trimble net income.  During the six months ended June 27, 2008 and June 29, 2007, dividends received from Nikon-Trimble, amounted to $0.2 million and $0.6 million, and were recorded against Other non-current assets on the Condensed Consolidated Balance Sheets.  The carrying amount of the investment in Nikon-Trimble was $13.8 million at June 27, 2008 and $13.4 million at December 28, 2007, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products.  The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company.  During the three and six months ended June 27, 2008, the Company recorded $5.1 million and $9.0 million of revenue and $4.1 million and $6.4 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. During the three and six months ended June 29, 2007, the Company recorded $3.6 million and $6.5 million of revenue and $1.8 million and $3.3 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble.  The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $4.1 million and $7.0 million during the three and six months ended June 27, 2008; and $6.0 million and $12.9 million during the three and six months ended June 29, 2007, respectively.

At June 27, 2008 and December 28, 2007, the Company had amounts due to and from Nikon-Trimble.  Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties.  The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheets. At June 27, 2008 and December 28, 2007, the amounts due from Nikon-Trimble were $3.5 million and $3.3 million, respectively, and are included within Accounts receivable, net on the Condensed Consolidated Balance Sheets.  As of the same dates, the amounts due to Nikon-Trimble were $5.6 million and $5.7 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:

	June 27, 2008

	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$165,246	$(72,074)	$93,172
Trade names and trademarks	19,486	(12,839)	6,647
Customer relationships and other intellectual properties	129,358	(42,206)	87,152
	$314,090	$(127,119)	$186,971

	December 28, 2007

	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$157,394	$(58,273)	$99,121
Trade names and trademarks	19,192	(12,490)	6,702
Customer relationships and other intellectual properties	124,281	(32,327)	91,954
	$300,867	$(103,090)	$197,777

The estimated future amortization expense of intangible assets as of June 27, 2008, is as follows:

Amortization Expense
(in thousands)
2008 (Remaining)	$21,704
2009	40,134
2010	37,887
2011	33,033
2012	25,010
Thereafter	29,203
Total	$186,971

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 27, 2008, are as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(in thousands)
Balance as of December 28, 2007	$317,886	$5,224	$337,661	$15,079	$675,850
Additions due to acquisitions	14,963	--	--	--	14,963
Purchase price adjustments	5,578	2,046	1,218	--	8,842
Foreign currency translation adjustments	13,612	--	(77)	(180)	13,355
Balance as of June 27, 2008	$352,039	$7,270	$338,802	$14,899	$713,010

The purchase price adjustments relate entirely to previous business acquisitions.  The total purchase price adjustments of $8.8 million recorded during the six months ended June 27, 2008 is comprised of earn-out payments of $3.1 million, tax adjustments of $5.6 million and $0.1 million for changes in purchase price allocation estimates.

NOTE 7. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

	June 27,	December 28,
As of	2008	2007
(in thousands)
Raw materials	$66,743	$63,465
Work-in-process	7,739	9,267
Finished goods	78,887	70,286
Total inventories, net	$153,369	$143,018

Deferred costs of revenue are included within finished goods and were $15.9 million at June 27, 2008 and $11.0 million at December 28, 2007.

Other non-current liabilities consisted of the following:

	June 27,	December 28,
As of	2008	2007
(in thousands)

Deferred compensation	$8,240	$8,646
Unrecognized tax benefits	28,103	25,774
Other non-current liabilities	16,160	21,708
Total other non-current liabilities	$52,503	$56,128

As of June 27, 2008 and December 28, 2007, the Company has $28.1 million and $25.8 million, respectively, of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably affect the effective income tax rate in future periods and interest and/or penalties related to income tax matters.

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

	Reporting Segments
	Engineering and	Field	Mobile	Advanced
	Construction	Solutions	Solutions	Devices	Total
(In thousands)

Three Months Ended June 27, 2008
Segment revenue	$213,019	$90,070	$42,285	$32,393	$377,767
Operating income	45,161	34,808	1,942	6,578	88,489

Three Months Ended June 29, 2007
Segment revenue	$198,853	$55,273	$40,927	$32,679	$327,732
Operating income	52,371	18,398	2,906	5,384	79,059

Six Months Ended June 27, 2008
Segment revenue	$407,199	$178,107	$86,296	$61,461	$733,063
Operating income	82,115	69,903	4,395	11,270	167,683

Six Months Ended June 29, 2007
Segment revenue	$374,457	$106,235	$70,784	$61,988	$613,464
Operating income	94,535	35,026	3,923	8,727	142,211

As of June 27, 2008
Accounts receivable (1)	$170,728	$48,471	$27,812	$20,189	$267,200
Inventories	99,725	18,618	17,829	17,197	153,369

As of December 28, 2007
Accounts receivable (1)	$158,913	$37,294	$25,469	$18,208	$239,884
Inventories	89,780	15,745	18,781	18,712	143,018

(1)	As presented, accounts receivable represents trade receivables, net, which are specified between segments.

A reconciliation of our consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29	June 27,	June 29
	2008	2007	2008	2007
(In thousands)

Consolidated segment operating income	$88,489	$79,059	$167,683	$142,211
Unallocated corporate expense	(11,303)	(12,344)	(21,653)	(23,529)
Amortization of purchased intangible assets	(10,918)	(10,432)	(21,722)	(18,327)
In-process research and development expense	--	--	--	(2,112)
Restructuring charges	(3,344)	(333)	(3,344)	(3,025)
Consolidated operating income	62,924	55,950	120,964	95,218
Non-operating income (expense), net	4,119	271	5,890	3,128
Consolidated income before income taxes	$67,043	$56,221	$126,854	$98,346

NOTE 9. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

Long-term debt consisted of the following:

	June 27,	December 28,
As of	2008	2007
(In thousands)

Credit Facilities:
Term loan	$-	$60,000
Promissory notes and other	569	690
Total debt	569	60,690

Less current portion of long-term debt	137	126
Non-current portion	$432	$60,564

Credit Facilities

On July 28, 2005, the Company entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent.   On February 16, 2007, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for swing line loans.  In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which has subsequently been paid off.  The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.   The funds available under the 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes.

As of June 27, 2008 and December 28, 2007, the Company did not have an outstanding balance on the revolving credit line. The term loan balance was fully paid off in the second quarter of 2008.  The Company was in compliance with all financial debt covenants.

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

Notes Payable

As of June 27, 2008 and December 28, 2007, the Company had notes payable totaling approximately $569,000 and $690,000, respectively, consisting of government loans to foreign subsidiaries and loans assumed from acquisitions.

Leases and other commitments

The estimated future minimum operating lease commitments as of June 27, 2008, is as follows (in thousands):

2008 (Remaining)	$9,806
2009	17,819
2010	12,007
2011	7,571
2012	5,920
Thereafter	1,501
Total	$54,624

Additionally, as of June 27, 2008, the Company had acquisition-related earn-outs of $6.9 million and holdbacks of $11.7 million recorded in Other current liabilities and Other non-current liabilities. The maximum remaining payments, including the $6.9 million and $11.7 million recorded, will not exceed $72.9 million.  The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments.  The remaining earn-outs and holdbacks are payable through 2010.

At June 27, 2008, the Company had unconditional purchase obligations of approximately $68.7 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with our vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 2, SFAS No. 157, which requires enhanced disclosures about assets and liabilities measured at fair value, became effective for the Company beginning in its first quarter of fiscal 2008.  The Company’s forward foreign currency exchange contracts and its deferred compensation plan assets and liabilities are presented at fair value in the Condensed Consolidated Balance Sheets. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

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

	Fair Values as of June 27, 2008
(In thousands)	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	8,340	—	—	8,340
Derivative assets (2)	—	172	—	172
Total	8,340	172	—	8,512

Liabilities
Deferred compensation plan liabilities (1)	8,240	—	—	8,240
Derivative liabilities (2)	—	—	—	—
Total	8,240	—	—	8,240

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

Changes in the Company’s product warranty liability during the six months ended June 27, 2008 are as follows (in thousands):

Balance as of December 28, 2007	$10,806
Accruals for warranties issued	10,683
Changes in estimates	--
Warranty settlements (in cash or in kind)	(9,547)
Balance as of June 27, 2008	$11,942

NOTE 12. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
(In thousands, except per share amounts)

Numerator:
Income available to common shareholders:
Used in basic and diluted earnings per share	$48,599	$35,026	$88,666	$63,709

Denominator:
Weighted average number of common shares used in basic earnings per share	121,523	119,621	121,495	117,535
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	4,189	4,713	3,929	4,757
Common stock warrants	--	250	11	247
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	125,712	124,584	125,435	122,539

Basic earnings per share	$0.40	$0.29	$0.73	$0.54
Diluted earnings per share	$0.39	$0.28	$0.71	$0.52

NOTE 13: RESTRUCTURING CHARGES:

Restructuring expenses for the three and six months ended June 27, 2008 and June 29, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
(in thousands)

Severance and Benefits	$3,344	$333	$3,344	$3,025

During the three and six months ended June 27, 2008, restructuring expenses of $3.3 million were related to management decisions designed to improve operational efficiency and financial results.  The restructuring expenses, included in cost of sales and operating expenses, were related to a decision to streamline processes and reduce the cost structure of the Company, with approximately 90 employees affected worldwide. Of the total, $2.8 million is related to the Engineering and Construction segment and $0.5 million is related to the Mobile Solutions segment. As a result of these decisions, the Company expects restructuring activities in the Engineering and Construction segment to result in additional restructuring expenses totaling approximately $2.6 million through the first quarter of 2010.

During the three and six months ended June 29, 2007, restructuring expenses of $0.3 million and $3.0 million, respectively were for charges associated with the Company’s acquisition of @Road. The restructuring expenses were related to the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.6 million was recorded as Shareholders’ equity.

Restructuring costs associated with a business combination:
In addition to the restructuring expenses in the six months ended June 27, 2008, the Company had $0.9 million in restructuring activity reversals related to costs associated with exiting activities of pre-merger @Road.  The reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions.  The reversals were recognized in the first quarter of fiscal 2008 as a reduction of the liability assumed in the purchase business combination that had been included in the allocation of the cost to acquire @Road and, accordingly, resulted in a decrease to goodwill rather than an expense reduction in the six months ended June 27, 2008.

In addition to the restructuring expenses in the six months ended June 29, 2007, costs associated with exiting activities of pre-merger @Road of $3.6 million, consisted of severance and benefits costs.  These costs were recognized as a liability assumed in the purchase business combination and were included in the allocation of the cost to acquire @Road and accordingly, resulted in an increase to goodwill rather than an expense in the six months ended June 29, 2007.

Restructuring activity:
Restructuring activity for the six months ended June 27, 2008 was as follows (in thousands):

Balance as of December 28, 2007	$1,326
Charges	3,344
Payments	(2,450)
Adjustment	(909)
Balance as of June 27, 2008	$1,311

The $1.3 million restructuring accrual consists of severance and benefits.  Of the $1.3 million restructuring accrual, $0.9 million is included in Other current liabilities and is expected to be settled by the fourth quarter of fiscal 2008.  The remaining balance of $0.4 million is included in Other non-current liabilities and is expected to be settled by the first quarter of fiscal 2010.

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

The Company adopted FIN 48 on December 30, 2006, and the amount of liabilities for unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future period are $30.5 million and $28.4 million at June 27, 2008 and December 28, 2007, respectively.  The unrecognized tax benefits are recorded in Other non-current liabilities and within the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability includes interest and penalties at June 27, 2008 and December 30, 2007, of $3.7 million and $3.1 million, respectively, which were recorded in Other Non-Current Liabilities in the accompanying Condensed Consolidated Balance Sheets.

The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax.  The Company has substantially concluded all U.S. federal and state income tax matters for years through 1992.  Non-U.S. income tax matters have been concluded for years through 2000.  The Company is currently in various stages of multiple year examinations by Federal, State, and foreign taxing authorities.  At this point in the examinations, the Company does not anticipate a significant impact to the unrecognized tax benefits balance with respect to current tax examinations.  Furthermore, although the timing of the resolution and/or the closure on audits is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.

The Company’s effective income tax rate for the three  and six months ended June 27, 2008 was 27.5% and 30.1%, respectively, as compared to 37.7% and 35.2% for the three and six months ended June 29, 2007.

NOTE 15: COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
(In thousands)

Net income	$48,599	$35,026	$88,666	$63,709
Foreign currency translation adjustments, net of tax	(2,560)	6,210	18,148	6,099
Net unrealized actuarial losses	3	-	(24)	(8)
Net unrealized gain (loss) on investments	-	(9)	-	35
Comprehensive income	$46,042	$41,227	$106,790	$69,835

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

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U. S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our significant accounting polices during the six months ended June 27, 2008 from those disclosed in our 2007 Form 10-K.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2007 are as follows:

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect the adoption of SFAS No. 161 will have a material impact on our financial position, results of operations or cash flows.

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

Reinforcing our position in existing markets

* We believe that our markets provide us with additional, substantial potential for substituting our technology for traditional methods. We are continuing to develop new products and to strengthen our distribution channels in order to expand our market opportunity. In the first quarter of fiscal 2008, we introduced the AgGPS® EZ-Guide® lightbar guidance system, GPS Pathfinder® ProXTR receiver, and Trimble® MEP layout solution for the mechanical, electrical, and plumbing trades as well as a new wireless data controller for the LM80 Layout Manager to connect the office and job site.  In the second quarter of fiscal 2008, we introduced the Trimble® GeoExplorer® 2008 Series for mapping and Geographic Information System (GIS), Trimble GCS900 Grade Control System version 10.8, that provides automatic blade control and configurable earthworks progress monitoring in higher gears, and Trimble Coastal Center™ software that provides network operators the ability to monitor and control multiple differential GPS (DGPS) beacon stations from one central location.  All of these new products strengthened our competitive position and created new value for the user.

Extending our position in existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenues by bringing new products to existing users. In the first quarter of fiscal 2008, we introduced the Agriculture Manager™ asset management system, a new sensor for the Trimble CCS900 compaction control system that provides real-time material density information to earthworks operators, and EZ-Office™ software for agriculture. In the second quarter of fiscal 2008, we were chosen to supply Trimble VRS™ (Virtual Reference Station) technology to establish a nationwide GNSS infrastructure network for the Republic of Croatia called the CROatian POsitioning System (CROPOS).  We launched Trimble VRS Now™ Service in Madrid, Spain to provide surveyors, civil engineers and geospatial professionals in the area with instant access to real-time kinematic (RTK) GNSS corrections without the need for a base station.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our efforts in Africa, China, Europe, India, Middle-East and Russia reflected improving financial results, with the promise of more in the future.

Entering new market segments

* In Q1 2008, we acquired Crain Enterprises, of Mound City, Illinois. Crain is a leading manufacturer of accessories for the geomatics, surveying, mapping, and construction industries. We also acquired Géo-3D Inc. of Montreal, Canada. Géo-3D is a leader in roadside infrastructure asset inventory solutions for the geospatial market.

RECENT BUSINESS DEVELOPMENTS

During the last twelve months ended June 27, 2008, we acquired the following companies and the results of their operations have been combined with our operations from the date of acquisition:

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

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
($ in thousands)
Total consolidated revenue	$377,767	$327,732	$733,063	$613,464
Gross margin	$187,099	$167,169	$361,475	$310,299
Gross margin %	49.5%	51.0%	49.3%	50.6%
Total consolidated operating income	$62,924	$55,950	$120,964	$95,218
Operating income %	16.7%	17.1%	16.5%	15.5%

Revenue

In the three months ended June 27, 2008, total revenue increased by $50.0 million or 15%, as compared to the same corresponding period in fiscal 2007. The increase resulted from strong revenue growth across Engineering and Construction and Field Solutions segments.  Engineering and Construction revenue increased $14.2 million, Field Solutions increased $34.8 million, Mobile Solutions increased $1.4 million, while Advanced Devices decreased $0.3 million, as compared to the same corresponding period in fiscal 2007.  Revenue growth was driven by new products, a robust agricultural environment, and strong international growth. The revenue growth was partially offset by softness in the U.S. market in Engineering and Construction.

In the six months ended June 27, 2008, total revenue increased by $119.6 million or 19%, as compared to the same corresponding period in fiscal 2007. The increase was primarily due to strong revenue performances across Engineering and Construction, Field Solutions, and Mobile Solutions.  Engineering and Construction revenue increased $32.7 million, Field Solutions increased $71.9 million, Mobile Solutions increased $15.5 million, while Advanced Devices decreased $0.5 million, compared to the same corresponding period in fiscal 2007.  Revenue growth within these segments was primarily driven by new product introductions, a robust agricultural environment, strong international growth and a full quarter of @Road for the first quarter as compared to a partial quarter of @Road revenue in the corresponding period in fiscal 2007.  The revenue growth was partially offset by softness in the U.S. market in Engineering and Construction.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, and foreign currency translations.

Gross margin increased by $19.9 million and $51.2 million for the three and six months ended June 27, 2008, respectively, as compared to the corresponding period in the prior year.  Gross margin as a percentage of total revenue for the three months ended June 27, 2008 was 49.5%, as compared to 51.0% for the three months ended June 29, 2007.  Gross margin as a percentage of total revenue for the six months ended June 27, 2008 was 49.3% as compared to 50.6% for the six months ended June 29, 2007.

The increase in gross margin for the three and six month periods was primarily due to higher revenue.  The slight decrease in gross margin percentage for the three month and six month periods was driven by product mix, increased amortization of purchased intangibles, and restructuring costs.

Operating Income

Operating income increased by $7.0 million and $25.7 million for the three and six months ended June 27, 2008, respectively, as compared to the corresponding period in the prior year.  Operating income as a percentage of total revenue was 16.7% for the three months ended June 27, 2008, as compared to 17.1% for the three months ended June 29, 2007.  Operating income as a percentage of total revenue was 16.5% for the six month period ended June 27, 2008 as compared to 15.5% for the six months ended June 29, 2007.

The increase in operating income for both the three and six month periods was primarily driven by increased revenue.  The slight decrease in operating income percentage for the three month period was primarily due to restructuring costs and lower gross margin, offset by strong operating expense control in Field Solutions and Mobile Solutions.  The increase in operating income percentage for the six month periods was primarily due to strong operating expense control in Field Solutions and Mobile Solutions, offset partially by lower gross margin and also IPR&D expenses in the corresponding period in the prior year.

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

The following table is a breakdown of revenue and operating income by segment:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
(in thousands, except percentages)

Engineering and Construction
Revenue	$213,019	$198,853	$407,199	$374,457
Segment revenue as a percent of total revenue	56%	61%	56%	61%
Operating income	$45,161	$52,371	$82,115	$94,535
Operating income as a percent of segment revenue	21%	26%	20%	25%
Field Solutions
Revenue	$90,070	$55,273	$178,107	$106,235
Segment revenue as a percent of total revenue	24%	17%	24%	17%
Operating income	$34,808	$18,398	$69,903	$35,026
Operating income as a percent of segment revenue	39%	33%	39%	33%
Mobile Solutions
Revenue	$42,285	$40,927	$86,296	$70,784
Revenue as a percent of total revenue	11%	12%	12%	12%
Operating income	$1,942	$2,906	$4,395	$3,923
Operating income as a percent of segment revenue	5%	7%	5%	6%
Advanced Devices
Revenue	$32,393	$32,679	$61,461	$61,988
Segment revenue as a percent of total revenue	9%	10%	8%	10%
Operating income	$6,578	$5,384	$11,270	$8,727
Operating income as a percent of segment revenue	20%	16%	18%	14%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
(In thousands)

Consolidated segment operating income	$88,489	$79,059	$167,683	$142,211
Unallocated corporate expense	(11,303)	(12,344)	(21,653)	(23,529)
Amortization of purchased intangible assets	(10,918)	(10,432)	(21,722)	(18,327)
In-process research and development expense	--	--	--	(2,112)
Restructuring charges	(3,344)	(333)	(3,344)	(3,025)
Consolidated operating income	62,924	55,950	120,964	95,218
Non-operating income, net	4,119	271	5,890	3,128
Consolidated income before income taxes	$67,043	$56,221	$126,854	$98,346

Engineering and Construction

Engineering and Construction revenue increased by $14.2 million or 7% and $32.7 million or 9% for the three and six months ended June 27, 2008, as compared to the same corresponding periods in fiscal 2007.  Segment operating income decreased $7.2 million or 14% and $12.4 million or 13% for the three and six months ended June 27, 2008, as compared to the same corresponding periods in fiscal 2007.

The revenue growth for both the three month and six month periods ended June 27, 2008 was driven by strong international sales, partially offset by softness in the U.S. markets.  Operating income for both the three and six month periods ended June 27, 2008 decreased primarily due to lower gross margin due to product mix and higher operating expenses due to the impact of acquisitions made during the last twelve months.

Field Solutions

Field Solutions revenue increased by $34.8 million or 63% and $71.9 million or 68% for the three and six months ended June 27, 2008, as compared to the same corresponding period in fiscal 2007.  Segment operating income increased by $16.4 million or 89% and $34.9 million or 100% for the three and six months ended June 27, 2008, as compared to the same corresponding period in fiscal 2007.

The revenue increase for both the three and six month periods ended June 27, 2008 was driven by the introduction of new agricultural products and a worldwide robust agricultural market. Operating income for both the three and six month periods ended June 27, 2008 increased primarily due to higher revenue, gross margin improvement, and operating expense control.

Mobile Solutions

Mobile Solutions revenue increased by $1.4 million or 3% and $15.5 million or 22% for the three and six months ended June 27, 2008, as compared to the same corresponding period in fiscal 2007.  Segment operating income decreased by $1.0 million or 33% for the three months ended June 27, 2008, as compared to the same corresponding period in fiscal 2007.  Segment operating income increased by $0.5 million or 12% for the six months ended June 27, 2008, as compared to the same corresponding period in fiscal 2007.

Revenue, for the three month period ended June 27, 2008, as compared to the corresponding period of fiscal 2007 grew due to increased subscription revenue.  Revenue for the six month period grew due to increase subscription revenue and a full quarter of @Road revenue as compared to partial quarter of @Road revenue in the corresponding period in fiscal 2007. Operating income for the three month period ended June 27, 2008 decreased due to lower revenue in the handheld business partially offset by increased subscription revenue and operating expense control.  .Operating income for the six months increased due to increased subscription revenue and operating expense control, partially offset by lower revenue in the handheld business.

Advanced Devices

Advanced Devices revenue decreased by $0.3 million or 1% and $0.5 million or 1% for the three and six months ended June 27, 2008, as compared to the same corresponding period in fiscal 2007.  Segment operating income increased by $1.2 million or 22% and $2.5 million or 29% for the three and six months ended June 27, 2008, as compared to the same corresponding period in fiscal 2007.

For the three and six months ended June 27, 2008, as compared to the corresponding periods in fiscal 2007, revenue remained relatively flat while segment operating income increased primarily due to product mix in Component Technologies and Military.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expenses are summarized in the following table (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
(in thousands, except percentages)

Research and development	$39,405	$33,867	$76,750	$65,030
Percentage of revenue	10%	10%	10%	11%
Sales and marketing	51,904	47,546	103,062	89,693
Percentage of revenue	14%	15%	14%	15%
General and administrative	25,289	24,278	47,979	45,920
Percentage of revenue	7%	7%	7%	7%
Total	$116,598	$105,691	$227,791	$200,643
Percentage of revenue	31%	32%	31%	33%

Overall, R&D, S&M, and G&A expense increased by approximately $10.9 million and $27.1 million for the three and six months ended June 27, 2008, as compared to the corresponding period in fiscal 2007.

The increase in R&D expense in the second quarter of fiscal 2008, as compared to the second quarter of fiscal 2007, was primarily due to an increase in compensation related expenses of $1.4 million, foreign currency exchange rates of $1.5 million, engineering costs associated with new product roll-outs of $1.6 million and additional acquisition-related expenses of $1.1 million.  The increase in R&D expense in the first six months of fiscal 2008, as compared with the corresponding period in fiscal 2007, was due to an increase in compensation related expenses of $4.9 million due in part to a full quarter of @Road compensation expenses in the first quarter as compared to a partial quarter of @Road compensation expenses in the corresponding period in fiscal 2007.  The R&D expense increase was also attributable to an increase foreign currency exchange rates of $3.0 million, engineering costs associated with new product roll-outs of $1.4 million, and additional operating expenses associated with recent business acquisitions of $2.1 million.

All of our R&D costs have been expensed as incurred. Costs of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

The increase in S&M expenses in the second quarter of fiscal 2008, as compared to the corresponding period of fiscal 2007, was primarily due to an increase in foreign currency exchange rates of $1.8 million, marketing communication expenses of $1.2 million and additional acquisition-related expenses of $0.8 million.  The increase in S&M expenses in the first six months of fiscal 2008 as compared with the corresponding period of fiscal 2007 was due to an increase in compensation related expenses of $2.7 million due in part to a full quarter of @Road compensation expenses in the first quarter as compared to a partial quarter of @Road compensation expenses in the corresponding period in fiscal 2007.  The S&M expense increase was also attributable to an increase in foreign currency exchange rates of $3.5 million, marking communication expenses of $2.9 million and additional operating expenses associated with recent business acquisitions of $1.5 million.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

The increase in G&A expenses in the second quarter of fiscal 2008, as compared to the corresponding period in fiscal 2007, was primarily due to additional operating expenses associated with business acquisitions of $1.1 million and foreign currency exchange rates of $0.7 million, partially offset by lower tax and legal fees of $1.1 million. The increase in G&A expenses in the first six months of fiscal 2008 compared with the corresponding period in fiscal 2007 was primarily due to additional operating expenses associated with business acquisitions of $2.0 million and foreign currency exchange rates of $1.3 million, partially offset by lower tax and legal fees of $1.7 million.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $10.9 million in the second quarter of fiscal 2008, as compared to $10.4 million in the second quarter of fiscal 2007.  The increase was due primarily to acquisitions not applicable in the corresponding period of fiscal 2007, primarily UAI, Crain and HHK.  Amortization of purchased intangible assets was $21.7 million in the first six months of fiscal 2008, as compared to $18.3 million in the first six months of fiscal 2007, due to acquisitions not applicable in the corresponding period of fiscal 2007, primarily @Road.

As of June 27, 2008, future amortization of intangible assets is expected to be $21.7 million during the remaining two quarters of fiscal 2008, $40.1 million during 2009, $37.9 million during 2010, $33.0 million during 2011, $25.0 million during 2012, and $29.2 million thereafter.

In-Process Research and Development

We recorded no in-process research and development (IPR&D) expense during the three and six months ended June 27, 2008, respectively, as compared to $0 million and $2.1 million in the corresponding periods in 2007.  At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. The value of the IPR&D was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Accordingly, the value assigned to these IPR&D amounts was charged to expense on the respective acquisition date of each of the acquired companies.

Restructuring Charges

Restructuring expenses for the three and six months ended June 27, 2008 and June 29, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
(in thousands)

Severance and Benefits	$3,344	$333	$3,344	$3,025

During the three and six months ended June 27, 2008, restructuring expenses of $3.3 million were related to management decisions designed to improve operational efficiency and financial results.  The restructuring expenses, included in cost of sales and operating expenses, were related to a decision to streamline processes and reduce the cost structure of the company, with approximately 90 employees affected worldwide within our Engineering and Construction and Mobile Solutions segments. As a result of these decisions, we expect these restructuring activities to result in additional restructuring expenses totaling approximately $2.6 million through the first quarter of 2010.

During the three and six months ended June 29, 2007, restructuring expenses of $0.3 million and $3.0 million, respectively were for charges associated with our acquisition of @Road. The restructuring expenses were related to the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.6 million was recorded as Shareholders’ equity.

Restructuring costs associated with a business combination:
In addition to the restructuring expenses in the six months ended June 27, 2008, the Company had $0.9 million in reversals related to restructuring costs associated with exiting activities of pre-merger @Road.  The reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions.  The reversals were recognized in the first quarter of fiscal 2008 as a reduction of the liability assumed in the purchase business combination that had been included in the allocation of the cost to acquire @Road and, accordingly, resulted in a decrease to goodwill rather than an expense reduction in the three and six months ended June 27, 2008.

In addition to the restructuring expenses in the six months ended June 29, 2007, restructuring costs, associated with exiting activities of pre-merger @Road of $3.6 million, consisted of severance and benefits costs.  These costs were recognized as a liability assumed in the purchase business combination and were included in the allocation of the cost to acquire @Road and accordingly, resulted in an increase to goodwill rather than an expense in the six months ended June 29, 2007.

Restructuring activity:
Restructuring activity for the six months ended June 27, 2008 was as follows (in thousands):

Balance as of December 28, 2007	$1,326
Charges	3,344
Payments	(2,450)
Adjustment	(909)
Balance as of June 27, 2008	$1,311

The $1.3 million restructuring accrual consists of severance and benefits.  The severance charges will be paid through the first quarter of fiscal 2010. Of the $1.3 million restructuring accrual, $0.9 million is included in Other current liabilities and is expected to be settled by the fourth quarter of fiscal 2008.  The remaining balance of $0.4 million is included in Other non-current liabilities and is expected to be settled by the first quarter of fiscal 2010.

Non-operating Income, Net

The components of non-operating income, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
(In thousands)

Interest income	$508	$593	$965	$1,837
Interest expense	(413)	(2,459)	(1,175)	(3,860)
Foreign currency transaction gain (loss), net	1,253	(430)	2,221	(73)
Income from joint ventures	2,618	2,080	4,633	4,502
Other income (expense), net	153	487	(754)	722
Total non-operating income, net	$4,119	$271	$5,890	$3,128

Non-operating income, net, increased $3.8 million for the second quarter of fiscal 2008, as compared to the corresponding period in fiscal 2007 due to a decrease in interest expense of $2.0 million and an increase in foreign exchange gains of $1.7 million.

Non-operating income, net, increased by $2.8 million during the first six months of fiscal 2008, as compared to the corresponding period in fiscal 2007, due to decrease in interest expense of $2.7 million and an increase in foreign exchange gains of $2.3 million, partially offset by losses on deferred compensation plan investments included in Other income (expense) of $0.9 million and a decrease in interest income of $0.9 million.

Income Tax Provision

Our effective income tax rate for the three and six months ended June 27, 2008 was 27.5% and 30.1%, respectively, as compared to 37.7% and 35.2% for the three and six months ended June 29, 2007.  The 2008 second quarter fiscal rate is lower than the statutory federal income tax rate of 35% primarily due to the implementation of a global supply chain management structure.  The 2007 second quarter fiscal rate was greater than the statutory federal income tax rate of 35% primarily due to impacts resulting from SFAS No. 123( R ), “Share-Based Payment” and state income tax expense.

* We anticipate an annual estimated effective tax rate of 31.0% for fiscal year 2008. The tax rate could be affected by several factors including stock option activity, geographic mix of our pre-tax income, legislative changes, changes to our existing valuation allowances or contingent tax liabilities, and/or discrete quarterly events.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of June 27, 2008 and December 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of	June 27, 2008	December 28, 2007
(In thousands)

Cash and cash equivalents	$79,823	$103,202
Total debt	$569	$60,690

Three Months Ended	June 27, 2008	June 29, 2007
(In thousands)

Cash provided by operating activities	$100,363	$86,457
Cash used in investing activities	$(52,877)	$(283,054)
Cash provided by (used in) financing activities	$(75,933)	$144,173
Effect of exchange rate changes on cash and cash equivalents	$5,068	$(3,437)
Net decrease in cash and cash equivalents	$(23,379)	$(55,861)

Cash and Cash Equivalents

As of June 27, 2008, cash and cash equivalents totaled $79.8 million compared to $103.2 million at December 30, 2007. We had debt of $0.6 million compared to $60.7 million at December 28, 2007.

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

Operating Activities

Cash provided by operating activities was $100.4 million for the six months ended June 27, 2008, as compared to $86.5 million for the six months ended June 29, 2007.  This increase of $13.9 million was primarily driven by an increase in net income before non-cash depreciation expense and amortization and working capital improvements in accounts receivables and inventories, offset by a decrease in income taxes due.

Investing Activities

Cash used in investing activities was $52.9 million for the six months ended June 27, 2008, as compared to $283.1 million for the six months ended June 29, 2007.  The decrease was due to cash used for acquisitions, attributable primarily to @Road which was acquired in the first quarter of fiscal 2007.

Financing Activities

Cash used by financing activities was $75.9 million for the six months ended June 27, 2008, as compared to cash provided of $144.2 million for the six months ended June 29, 2007, primarily due to the stock repurchase of $36.3 million and repayment of outstanding debt of $60.3 million in the first six months of 2008 as compared to outstanding debt of $122.5 million that was incurred for the @Road acquisition in the corresponding period in fiscal 2007.

Accounts Receivable and Inventory Metrics

As of	June 27, 2008	December 28, 2007

Accounts receivable days sales outstanding	64	70
Inventory turns per year	4.5	4.3

Accounts receivable days sales outstanding were 64 days as of June 27, 2008, as compared to 70 days as of December 28, 2007 due to increased revenue linearily.  Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net divided by revenue times 91 days. Our inventory turns were at 4.5 as of June 27, 2008 as compared to 4.3 for the fourth quarter of fiscal 2007.  Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.

Debt

Our total debt was approximately $0.6 million as of June 27, 2008 compared to $60.7 million as of December 28, 2007.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent.  On February 16, 2007, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for swing line loans.  In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which has subsequently been paid off.  The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.   The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes.  For additional discussion of our debt, see Note 9 of Notes to the Condensed Consolidated Financial Statements.

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

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.  As of June 27, 2008 we were in compliance with all financial debt covenants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   On March 31, 2008, we issued 21,930 shares of our common stock to a warrant holder pursuant to the exercise of the warrant held by such warrant holder.  The warrant holder exercised such warrants on a cashless basis by surrendering their right to purchase a portion of the shares of common stock based on a value of $28.60 per share, representing the average closing price of our common stock on the ten-day period prior to the exercise date.   In connection with the cashless exercise of the warrants, the warrants were surrendered and no underwriting discounts or commissions were paid.  We offered and sold the common stock issued in connection with these warrants in reliance on the exemption from registration for exchanges of securities with existing security holders by virtue of Section 3(a)(9) of the Securities Act of 1933, as amended.

(b)   None

(c)   The following table provides information relating to our purchases of equity securities for the second quarter of fiscal 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

March 29, 2008 – May 2, 2008	--	--	--	--
May 3, 2008 – May 30, 2008	139,280	35.88	139,280	219,130,242
May 31, 2008 – June 27, 2008	148,100	36.60	148,100	213,706,957

Total	287,380	36.25	287,380

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s annual meeting of shareholders, (the “Annual Meeting”), was held at the Hyatt Regency Hotel, located at 5101 Great America Parkway, Santa Clara, California 95054, on May 22, 2008.

(b)	At the Annual Meeting, an election of directors was held, with the following individuals being elected to the Company’s Board of Directors.

DIRECTOR	VOTE FOR	WITHHELD
Steven W. Berglund	108,395,735	1,224,240
John B. Goodrich	107,975,200	1,644,775
William Hart	108,354,177	1,265,798
Merit E. Janow	109,009,301	610,674
Ulf J. Johansson	108,632,667	987,308
Bradford W. Parkinson	107,820,009	1,799,966
Nickolas W. Vande Steeg	108,998,732	621,243

(c)	Other matters voted upon at the Annual Meeting and the results of the voting with respect to each such matter were as follows:

To approve an amendment to the Company’s Employee Stock Purchase Plan

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
95,767,806	623,917	96,770	13,131,482

To ratify the appointment of Ernst & Young, LLP as the independent auditor of the Company for the current fiscal year ending January 2, 2009.

FOR	AGAINST	ABSTAIN
107,445,834	2,045,927	128,214

ITEM 6.  EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (5)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (6)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (9)
3.8	Bylaws of the Company, amended and restated through July 20, 2006. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (7)
4.4	Form of Warrant dated April 12, 2002. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2008. (10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2008. (10)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2008. (10)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2008. (10)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(5)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(6)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(7)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(9)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

DATE: August 4, 2008

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (5)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (6)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (9)
3.8	Bylaws of the Company, amended and restated through July 20, 2006. (8)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (7)
4.4	Form of Warrant dated April 12, 2002. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2008. (10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2008. (10)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2008. (10)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2008. (10)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(4)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-3 filed on April 19, 2002.
(5)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(6)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(7)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(9)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(10)	Filed herewith.