Form 10-Q
period 2008-09-26
TRIMBLE NAVIGATION LTD /CA/
filed 2008-11-04
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2008

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

Yes           ☐           No           ☒

As of October 31, 2008, there were 119,548,196 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended September 26, 2008

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 26, 2008	December 28, 2007
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$70,479	$103,202
Accounts receivable, net	257,548	239,884
Other receivables	8,724	10,201
Inventories, net	162,033	143,018
Deferred income taxes	49,637	44,333
Other current assets	16,738	15,661
Total current assets	565,159	556,299
Property and equipment, net	50,819	51,444
Goodwill	716,191	675,850
Other purchased intangible assets, net	181,196	197,777
Other non-current assets	60,332	57,989
Total assets	$1,573,697	$1,539,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$129	$126
Accounts payable	68,446	67,589
Accrued compensation and benefits	47,994	55,133
Deferred revenue	56,559	49,416
Accrued warranty expense	12,077	10,806
Income taxes payable	17,201	14,802
Other current liabilities	35,808	51,980
Total current liabilities	238,214	249,852
Non-current portion of long-term debt	51,487	60,564
Non-current deferred revenue	12,921	15,872
Deferred income taxes	56,373	47,917
Other non-current liabilities	54,672	56,128
Total liabilities	413,667	430,333

Commitments and contingencies

Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	--	--
Common stock, no par value; 180,000 shares authorized; 119,523 and 121,596 shares issued and outstanding at September 26, 2008 and December 28, 2007, respectively	681,019	660,749
Retained earnings	421,155	388,557
Accumulated other comprehensive income	57,856	59,720
Total shareholders' equity	1,160,030	1,109,026
Total liabilities and shareholders' equity	$1,573,697	$1,539,359

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
(In thousands, except per share data)

Revenue (1)	$328,087	$296,023	$1,061,150	$909,487
Cost of sales (1)	162,464	149,083	534,052	452,248
Gross margin	165,623	146,940	527,098	457,239

Operating expenses
Research and development	35,348	31,707	112,097	96,737
Sales and marketing	48,664	45,274	151,727	134,967
General and administrative	22,072	21,262	70,051	67,182
Restructuring charges	21	-	2,435	3,025
Amortization of purchased intangible assets	5,462	4,911	15,768	14,212
In-process research and development	-	-	-	2,112
Total operating expenses	111,567	103,154	352,078	318,235
Operating income	54,056	43,786	175,020	139,004
Non-operating income, net
Interest income	404	770	1,369	2,607
Interest expense	(214)	(1,616)	(1,389)	(5,476)
Foreign currency transaction gain (loss), net	117	(459)	2,338	(532)
Income from joint ventures	2,163	1,943	6,796	6,445
Other income (expense ), net	(907)	451	(1,661)	1,173
Total non-operating income, net	1,563	1,089	7,453	4,217
Income before taxes	55,619	44,875	182,473	143,221
Income tax provision	16,552	17,501	54,740	52,138
Net income	$39,067	$27,374	$127,733	$91,083

Basic earnings per share	$0.32	$0.23	$1.05	$0.77
Shares used in calculating basic earnings per share	120,603	120,591	121,171	118,553

Diluted earnings per share	$0.31	$0.22	$1.02	$0.74
Shares used in calculating diluted earnings per share	124,423	125,687	125,071	123,691

(1) Sales to related parties, Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble) were $7.1 million and $6.4 million for the three months ended September 26, 2008 and September 28, 2007, respectively, with associated cost of sales of $6.2 million and $4.7 million, respectively.  Sales to CTCT and Nikon-Trimble were $22.4 million and $17.8 million for the nine months ended September 26, 2008 and September 28, 2007, respectively, with associated cost of sales of $17.9 million and $12.5 million, respectively.  In addition, cost of sales associated with CTCT net inventory purchases was $4.5 million and $5.6 million for the three months ended September 26, 2008 and September 28, 2007, respectively, and $18.0 million and $19.8 million for the nine months ended September 26, 2008 and September 28, 2007, respectively.  See Note 5 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 26, 2008	September 28, 2007
(In thousands)

Cash flow from operating activities:
Net income	$127,733	$91,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,287	12,733
Amortization expense	32,999	28,615
Provision for doubtful accounts	597	684
Amortization of debt issuance costs	169	162
Deferred income taxes	(14,235)	(6,547)
Non-cash restructuring charges	-	1,725
Stock-based compensation	11,603	10,949
In-process research and development	-	2,112
Equity gain from joint venture	(6,796)	(6,445)
Excess tax benefit for stock-based compensation	(5,847)	(13,283)
Provision for excess and obsolete inventories	2,672	3,513
Other non-cash items	179	144
Add decrease (increase) in assets:	-
Accounts receivable	(16,230)	(42,971)
Other receivables	1,598	4,619
Inventories	(16,165)	(15,512)
Other current and non-current assets	(201)	6,353
Add increase (decrease) in liabilities:
Accounts payable	(1,859)	(7,518)
Accrued compensation and benefits	(7,426)	(6,182)
Accrued liabilities	725	5,350
Deferred revenue	2,862	25,989
Income taxes payable	15,280	33,511
Net cash provided by operating activities	141,945	129,084

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(69,310)	(285,523)
Acquisitions of property and equipment	(11,293)	(9,208)
Dividends received	3,148	2,888
Other	(154)	361
Net cash used in investing activities	(77,609)	(291,482)

Cash flow from financing activities:
Issuances of common stock	22,119	27,830
Excess tax benefit for stock-based compensation	5,847	13,283
Repurchase and retirement of common stock	(115,851)	-
Proceeds from long-term debt and revolving credit lines	51,000	250,000
Payments on long-term debt and revolving credit lines	(60,316)	(170,037)
Net cash provided by (used in) financing activities	(97,201)	121,076

Effect of exchange rate changes on cash and cash equivalents	142	(4,227)

Net decrease in cash and cash equivalents	(32,723)	(45,549)
Cash and cash equivalents, beginning of period	103,202	129,621
Cash and cash equivalents, end of period	$70,479	$84,072

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

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2007 was December 28. The third quarters of fiscal 2008 and fiscal 2007 ended on September 26, 2008 and September 28, 2007, respectively.  Fiscal 2008 is a 53-week year and fiscal 2007 was a 52-week year.  Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

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

The accompanying unaudited financial data as of September 26, 2008 and for the three and nine months ended September 26, 2008 and September 28, 2007 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations.  The following discussion should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of September 26, 2008, results of operations for the three and nine months ended September 26, 2008 and September 28, 2007 and cash flows for the nine months ended September 26, 2008 and September 28, 2007, as applicable, have been made.  The results of operations for the three and nine months ended September 26, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.  Individual segment revenue may be affected by seasonal buying patterns.

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

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the Company’s significant accounting polices during the nine months ended September 26, 2008 from those disclosed in the Company’s 2007 Form 10-K.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007 are as follows:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 deferring the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  SFAS No. 157 became effective for the Company beginning in its first quarter of fiscal 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles”.  This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement shall be effective November 16, 2008.  Management does not expect the application of Statement No. 162 to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3. BUSINESS COMBINATIONS

@Road, Inc.

On December 10, 2006, the Company and @Road, Inc. (@Road) entered into a definitive merger agreement.  The acquisition became effective on February 16, 2007.  @Road is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries. The acquisition of @Road has expanded the Company’s investment and reinforces the existing growth strategy for its Mobile Solutions segment.  @Road’s results of operations since February 17, 2007 have been included in the Company’s Condensed Consolidated Statements of Income within the Mobile Solutions business segment.

Purchase Price

Under the terms of the agreement, the Company acquired all of the outstanding shares of @Road common stock for $7.50 per share.  The Company elected to issue $2.50 per share of the consideration in the form of the Company’s common stock (Common Stock) based upon the five-day average closing price of the Company’s shares six trading days prior to the closing of the transaction and the remaining $5.00 per share consideration was paid in cash. Further, each share of Series A-1 and Series A-2 Redeemable Preferred Stock, par value $0.001 per share, of @Road was converted into the right to receive an amount in cash equal to $100.00 plus all declared or accumulated but unpaid dividends with respect to such shares outstanding immediately prior to the effective time of the merger and each share of Series B-1 Redeemable Preferred Stock, par value $0.001 per share, of @Road and each share of Series B-2 Redeemable Preferred Stock, par value $0.001 per share, of @Road was converted into the right to receive an amount in cash equal to $831.39 plus all declared or accumulated but unpaid dividends with respect to such shares as of immediately prior to the effective time of the merger. In addition, all @Road vested stock options were terminated and the holders of each such options were entitled to receive the excess, if any, of the aggregate consideration over the exercise price. At the effective time of the merger, all unvested @Road stock options with an exercise price in excess of $7.50 were terminated and all unvested stock options that had exercise prices of $7.50 or less were assumed by the Company.

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

The total purchase price has been allocated as follows (in thousands):

Value to be allocated to assets, based upon merger consideration	$495,029
Less: value of @Road’s assets acquired:
Net tangible assets acquired	137,916

Amortizable intangibles assets:
Developed product technology	66,600
Customer relationships	75,300
Trademarks and tradenames	5,200
Subtotal	147,100

In-process research and development	2,100
Deferred tax liability	(56,855)

Goodwill	$264,768

Net Tangible Assets

(in thousands)	As of February 16, 2007
Cash and cash equivalents	$74,729
Accounts receivable, net	14,255
Other receivables	8,774
Inventories, net	15,272
Other current assets	12,627
Property and equipment, net	5,854
Deferred income taxes	41,146
Other non-current assets	7,935

Total assets acquired	$180,592

Accounts payable	19,285
Deferred revenue	7,365
Other current liabilities	16,026

Total liabilities assumed	$42,676

Total net assets acquired	$137,916

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

Goodwill

The excess purchase price over the net tangible, identifiable intangible assets and in-process research and development was recorded as goodwill. The goodwill was attributed to the premium paid for the opportunity to expand and better serve the global mobile resource management market and achieve greater long-term growth opportunities than either company had operating alone. The Company believes these opportunities could include accelerating the rate at which products are brought to market and increasing the diversity and global reach of those products. In addition, the Company expects that the combined companies may be able to obtain greater operating leverage by reducing costs in areas of redundancy. Of the total $264.8 million assigned to goodwill, approximately $6.7 million is expected to be deductible for tax purposes.

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

The Company excluded the effect of non-recurring items as the impact is short-term in nature. The pro-forma information is as follows:

Nine Months Ended
September 28, 2007 (a)
(in thousands, except per share data)
Pro-forma revenue	$925,103
Pro-forma net income	88,437
Pro-forma basic net income per share	$0.74
Pro-forma diluted net income per share	$0.71

(a)
The pro-forma results of operations represent the Company’s results for the nine months ended September 28, 2007 together with @Road’s historical results through the acquisition date of February 16, 2007 as though they had been combined as of December 31, 2005.  Pro-forma adjustments have been made based on the fair values of assets acquired and liabilities assumed as of February 16, 2007.  Pro-forma revenue includes a $1.4 million increase due to the timing of recognizing deferred revenue write-downs and customer contracts where the product was delivered prior to the acquisition date. Pro-forma net income includes a $0.5 million increase due to the timing of recognizing revenue write-downs and related deferred cost of sales write-downs, amortization of intangible assets related to the acquisition of $2.2 million, and interest expense for debt used to purchase @Road of $1.4 million. The pro-forma amounts provided herein include adjustments to previously filed pro-forma numbers in the Company’s 10-Q’s.

NOTE 4. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In January 2008, the Company’s Board authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing the Company to repurchase up to $250 million of Trimble’s common stock under this program. During the three months ended September 26, 2008, the Company repurchased approximately 2,452,000 shares of common stock in open market purchases at an average price of $32.43 per share.   During the nine months ended September 26, 2008, the Company repurchased approximately 3,707,000 shares of common stock in open market purchases at an average price of $31.23 per share.  The total purchase price of $115.9 million was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings.  Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.  All common shares repurchased under this program have been retired. As of September 26, 2008, the 2008 Stock Repurchase Program had remaining authorized funds of $134.1 million.  The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions.  The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

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

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Consolidated Condensed Statements of Income in accordance with SFAS 123(R) for the three and nine months ended September 26, 2008 and September 28, 2007.

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
(in thousands)

Cost of sales	$453	$469	$1,433	$1,240

Research and development	796	868	2,629	2,619
Sales and marketing	937	1,059	2,898	2,800
General and administrative	1,640	1,408	4,643	4,290
Total operating expenses	3,373	3,335	10,170	9,709

Total stock-based compensation expense	3,826	3,804	11,603	10,949
Tax benefit (1)	(188)	294	(740)	(574)
Total stock-based compensation expense, net of tax	$3,638	$4,098	$10,863	$10,375

(1) Tax benefit related to U.S. non-qualified options and restricted stock units, applying a Federal statutory and State (Federal effected) tax rate for the respective periods.

Options

Stock option expense recognized during the period is based on the value of the portion of the stock option that is expected to vest during the period. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The Black-Scholes model was used to value those options granted prior to the fourth quarter of fiscal 2005. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted for the three and nine months ended September 26, 2008 and September 28, 2007, the following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Expected dividend yield	--	--	--	--
Expected stock price volatility	39.8%	37.0%	39.7%	37.2%
Risk free interest rate	2.6%	4.4%	2.7%	4.5%
Expected life of option	3.9 years	3.9 years	4.1 years	3.9 years

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

NOTE 5. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Condensed Consolidated Statements of Income.  During the three and nine months ended September 26, 2008, the Company recorded $2.0 million and $6.7 million, respectively, as its proportionate share of CTCT net income.  During the comparable period of 2007 the Company recorded $1.6 million and $6.1 million, respectively, as its proportionate share of CTCT net income.  During the nine months ended September 26, 2008 and September 28, 2007, there were $3.0 million and $2.3 million dividends, respectively, received from CTCT.  The carrying amount of the investment in CTCT was $13.3 million at September 26, 2008 and $9.6 million at December 28, 2007, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT.  Products are manufactured based on orders received from CTCT and are sold at direct cost plus a mark-up for the Company’s overhead costs to CTCT.  CTCT then resells products at cost plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. Generally, the Company sells products through its after-market dealer channel, and Caterpillar sells products for factory and dealer installation.  CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company.  During the three and nine months ended September 26, 2008, the Company recorded $2.9 million and $9.1 million of revenue, respectively, and $2.7 million and $8.1 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel.  During the comparable three and nine months ended September 28, 2007, the Company recorded $3.9 million and $8.8 million of revenue, respectively, and $3.4 million and $7.8 million of cost of sales, respectively.  In addition, during the three and nine months ended September 26, 2008, the Company recorded $4.5 million and $18.0 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.  The comparable net cost of sales recorded by the Company for the three and nine months ended September 28, 2007 were $5.6 million and $19.8 million, respectively.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $3.2 million and $10.7 million for the three and nine months ended September 26, 2008, respectively, and totaling $3.7 million and $10.0 million for the three and nine months ended September 28, 2007, respectively. The reimbursements were offset against operating expenses.

At September 26, 2008 and December 28, 2007, the Company had amounts due to and from CTCT.  Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties.  The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets.  At September 26, 2008 and December 28, 2007, the receivables from CTCT were $5.7 million and $5.6 million, respectively, and are included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets.  As of the same dates, the payables due to CTCT were $6.0 million and $5.2 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting.  Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Condensed Consolidated Statements of Income.  During the three and nine months ended September 26, 2008, the Company recorded a profit of $0.2 million and a profit of $0.1 million, respectively. During the three and nine months ended September 28, 2007, the Company recorded a profit of $0.4 million and a profit of $0.4 million, respectively, as its proportionate share of Nikon-Trimble net income.  During the nine months ended September 26, 2008 and September 28, 2007, dividends received from Nikon-Trimble, amounted to $0.2 million and $0.6 million, and were recorded against Other non-current assets on the Condensed Consolidated Balance Sheets.  The carrying amount of the investment in Nikon-Trimble was $14.0 million at September 26, 2008 and $13.4 million at December 28, 2007, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products.  The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company.  During the three and nine months ended September 26, 2008, the Company recorded $4.2 million and $13.3 million of revenue and $3.5 million and $9.8 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. During the three and nine months ended September 28, 2007, the Company recorded $2.5 million and $9.0 million of revenue and $1.3 million and $4.7 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble.  The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $5.2 million and $12.2 million during the three and nine months ended September 26, 2008; and $3.4 million and $16.3 million during the three and nine months ended September 28, 2007, respectively.

At September 26, 2008 and December 28, 2007, the Company had amounts due to and from Nikon-Trimble.  Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties.  The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheets. At September 26, 2008 and December 28, 2007, the amounts due from Nikon-Trimble were $2.7 million and $3.3 million, respectively, and are included within Accounts receivable, net on the Condensed Consolidated Balance Sheets.  As of the same dates, the amounts due to Nikon-Trimble were $6.6 million and $5.7 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:

	September 26, 2008

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$162,472	(76,157)	$86,315
Trade names and trademarks	20,000	(12,974)	7,026
Customer relationships and other intellectual properties	134,127	(46,272)	87,855
	$316,599	(135,403)	$181,196

	December 28, 2007

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$157,394	(58,273)	$99,121
Trade names and trademarks	19,192	(12,490)	6,702
Customer relationships and other intellectual properties	124,281	(32,327)	91,954
	$300,867	(103,090)	$197,777

The estimated future amortization expense of intangible assets as of September 26, 2008, is as follows (in thousands):

2008 (Remaining)	$11,061
2009	41,234
2010	38,830
2011	33,997
2012	25,707
Thereafter	30,367
Total	$181,196

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 26, 2008, are as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(in thousands)
Balance as of December 28, 2007	$317,886	$5,224	$337,661	$15,079	$675,850
Additions due to acquisitions	35,230	-	-	-	35,230
Purchase price adjustments	1,661	2,046	1,521	-	5,228
Foreign currency translation adjustments	1,326	-	(915)	(528)	(117)
Balance as of September 26,2008	$356,103	$7,270	$338,267	$14,551	$716,191

The purchase price adjustments relate entirely to previous business acquisitions.  The total purchase price adjustments of $5.2 million recorded during the nine months ended September 26, 2008 is comprised of earn-out payments of $3.2 million, tax adjustments of $1.9 million and $0.1 million for changes in purchase price allocation estimates.

NOTE 7. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

As of	September 26, 2008	December 28, 2007
(in thousands)
Raw materials	$75,562	$63,465
Work-in-process	7,809	9,267
Finished goods	78,662	70,286
Total inventories, net	$162,033	$143,018

Deferred costs of revenue are included within finished goods and were $15.4 million at September 26, 2008 and $11.0 million at December 28, 2007.

Other non-current liabilities consisted of the following:

As of	September 26, 2008	December 28, 2007
(in thousands)

Deferred compensation	$7,582	$8,646
Unrecognized tax benefits	29,560	25,774
Other non-current liabilities	17,530	21,708
Total other non-current liabilities	$54,672	$56,128

As of September 26, 2008 and December 28, 2007, the Company has $29.6 million and $25.8 million, respectively, of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably affect the effective income tax rate in future periods and interest and/or penalties related to income tax matters.

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

The following table presents revenue, operating income, and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expenses, excluding general corporate expenses, amortization of purchase intangibles, in-process research and development expenses and restructuring charges. The identifiable assets that the Company's Chief Operating Decision Maker views by segment are accounts receivable and inventories.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(in thousands)

Three Months Ended September 26, 2008
Segment revenue	$191,858	$64,354	$40,822	$31,053	$328,087
Operating income	41,560	22,058	3,602	6,835	74,055

Three Months Ended September 28, 2007
Segment revenue	$182,135	$44,763	$39,204	$29,921	$296,023
Operating income	42,824	11,931	2,855	4,893	62,503

Nine Months Ended September 26, 2008
Segment revenue	$599,057	$242,461	$127,118	$92,514	$1,061,150
Operating income	123,675	91,961	7,997	18,105	241,738

Nine Months Ended September 28, 2007
Segment revenue	$556,592	$150,998	$109,988	$91,909	$909,487
Operating income	137,359	46,957	6,778	13,620	204,714

As of September 26, 2008
Accounts receivable (1)	$161,185	$41,619	$30,520	$24,224	$257,548
Inventories	106,920	20,063	16,821	18,229	162,033

As of December 28, 2007
Accounts receivable (1)	$158,913	$37,294	$25,469	$18,208	$239,884
Inventories	89,780	15,745	18,781	18,712	143,018

(1)	As presented, accounts receivable represents trade receivables, net, which are specified between segments.

A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
(in thousands)

Consolidated segment operating income	$74,055	$62,503	$241,738	$204,707
Unallocated corporate expense	(8,405)	(8,543)	(30,058)	(32,065)
Amortization of purchased intangible assets	(11,143)	(10,174)	(32,865)	(28,501)
In-process research and development expense	--	--	--	(2,112)
Restructuring charges	(451)	--	(3,795)	(3,025)
Consolidated operating income	54,056	43,786	175,020	139,004
Non-operating income, net	1,563	1,089	7,453	4,217
Consolidated income before taxes	$55,619	$44,875	$182,473	$143,221

NOTE 9. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

Long-term debt consisted of the following:

As of	September 26, 2008	December 28, 2007
(in thousands)

Credit Facilities:
Term loan	$-	$60,000
Revolving credit facility	51,000	-
Promissory notes and other	616	690
Total debt	51,616	60,690

Less current portion of long-term debt	129	126
Non-current portion	$51,487	$60,564

Credit Facilities

On July 28, 2005, the Company entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent.   On February 16, 2007, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for paying off other debts or loans.   The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.   The funds available under the 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes.

As of September 26, 2008, the Company had $51 million drawn on the revolving credit line and was in compliance with all financial debt covenants.

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

Notes Payable

As of September 26, 2008 and December 28, 2007, the Company had notes payable totaling approximately $616,000 and $690,000, respectively, consisting of government loans to foreign subsidiaries.

Leases and other commitments

The estimated future minimum operating lease commitments as of September 26, 2008, are as follows (in thousands):

2008 (Remaining)	$4,926
2009	18,258
2010	12,153
2011	7,676
2012	5,710
Thereafter	1,023
Total	$49,746

Additionally, as of September 26, 2008, the Company had acquisition-related earn-outs of $6.9 million and holdbacks of $14.6 million recorded in Other current liabilities and Other non-current liabilities. The maximum remaining payments, including the $6.9 million and $14.6 million recorded, will not exceed $88.4 million.  The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments.  The remaining earn-outs and holdbacks are payable through 2010.

At September 26, 2008, the Company had unconditional purchase obligations of approximately $68.1 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 2, SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about assets and liabilities measured at fair value, became effective for the Company beginning in its first quarter of fiscal 2008.  Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

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

	Fair Values as of September 26, 2008
(in thousands)	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	7,693	—	—	7,693
Derivative assets (2)	—	160	—	160
Total	7,693	160	—	7,853

Liabilities
Deferred compensation plan liabilities (1)	7,582	—	—	7,582
Derivative liabilities (2)	—	—	—	—
Total	7,582	—	—	7,582

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

Changes in the Company’s product warranty liability during the nine months ended September 26, 2008 are as follows (in thousands):

Balance as of December 28, 2007	$10,806
Accruals for warranties issued	16,387
Changes in estimates	--
Warranty settlements (in cash or in kind)	(15,116)
Balance as of September 26, 2008	$12,077

NOTE 12. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
(in thousands, except per share amounts)

Numerator:

Income available to common shareholders:	$39,067	$27,374	$127,733	$91,083

Denominator:
Weighted average number of common shares used in basic earnings per share	120,603	120,591	121,171	118,553
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	3,820	5,025	3,893	4,848
Common stock warrants	--	71	7	290
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	124,423	125,687	125,071	123,691

Basic earnings per share	$0.32	$0.23	$1.05	$0.77
Diluted earnings per share	$0.31	$0.22	$1.02	$0.74

NOTE 13: RESTRUCTURING CHARGES:

Restructuring expenses for the three and nine months ended September 26, 2008 and September 28, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
(in thousands)

Severance and benefits	$451	$--	$3,795	$3,025

During the three and nine months ended September 26, 2008, restructuring expenses of  $0.5 million and $3.8 million, respectively, and were related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 90 employees affected worldwide.  The amount for the three month period is related to the Engineering and Construction segment.  Of the total for the nine month period, $3.3 million is related to the Engineering and Construction segment and $0.5 million is related to the Mobile Solutions segment. As a result of these decisions, the Company expects restructuring activities in the Engineering and Construction segment to result in additional restructuring expenses totaling approximately $2.2 million through the first quarter of 2010.

During the three and nine months ended September 28, 2007, restructuring expenses of $0.0 million and $3.0 million, respectively were for charges associated with the Company’s acquisition of @Road. The restructuring expenses were related to the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.6 million was recorded as Shareholders’ equity.

Restructuring costs associated with a business combination:
In addition to the restructuring expenses in the nine months ended September 26, 2008, the Company had $0.9 million in restructuring activity reversals related to costs associated with exiting activities of pre-merger @Road.  The reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions.  The reversals were recognized in the first quarter of fiscal 2008 as a reduction of the liability assumed in the purchase business combination that had been included in the allocation of the cost to acquire @Road and, accordingly, resulted in a decrease to goodwill rather than an expense reduction in the nine months ended September 26, 2008.

In addition to the restructuring expenses in the nine months ended September 28, 2007, costs associated with exiting activities of pre-merger @Road of $3.6 million, consisted of severance and benefits costs.  These costs were recognized as a liability assumed in the purchase business combination and were included in the allocation of the cost to acquire @Road and accordingly, resulted in an increase to goodwill rather than an expense in the nine months ended September 28, 2007.

Restructuring liability:
Restructuring activity for the nine months ended September 26, 2008 was as follows (in thousands):

Balance as of December 28, 2007	$1,326
Charges	3,795
Payments	(2,793)
Adjustment	(1,020)
Balance as of September 26,2008	$1,308

The $1.3 million restructuring accrual consists of severance and benefits.  Of the $1.3 million restructuring accrual, $0.4 million is included in Other current liabilities and is expected to be settled by the fourth quarter of fiscal 2008.  The remaining balance of $0.9 million is included in Other non-current liabilities and is expected to be settled by the first quarter of fiscal 2010.

NOTE 14: INCOME TAXES

The Company’s effective income tax rate for the three and nine months ended September 26, 2008 was 29.8% and 30.0%, respectively, as compared to 39.0% and 36.4% for the three and nine months ended September 28, 2007.

The Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law on October 3, 2008.  This legislation includes a provision that retroactively extends the research tax credit from January 1, 2008 to December 31, 2009.  The Company has not yet completed the analysis of the 2008 benefit which will be recognized in the fourth quarter of fiscal 2008.

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

The Company adopted FIN 48 on December 30, 2006, and the amount of liabilities for unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future period are $32.6 million and $28.4 million at September 26, 2008 and December 28, 2007, respectively.  The unrecognized tax benefits are recorded in Other non-current liabilities and within the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability includes interest and penalties at September 26, 2008 and December 30, 2007, of $3.9 million and $3.1 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 15: COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
(in thousands)

Net income	$39,067	$27,374	$127,733	$91,083
Foreign currency translation adjustments, net of tax	(19,835)	12,662	(1,688)	18,761
Net unrealized actuarial gain (loss)	21	(12)	(3)	(20)
Net unrealized gain (loss) on investments	(173)	(15)	(173)	20
Comprehensive income	$19,080	$40,009	$125,869	$109,844

NOTE 16: SUBSEQUENT EVENT

Borrowing from revolving credit line

In October 2008, the Company borrowed an additional $100 million on its revolving credit agreement for working capital needs and potential future acquisitions.   See Note 9 for more information as to the detailed terms of this credit facility.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our significant accounting polices during the nine months ended September 26, 2008 from those disclosed in our 2007 Form 10-K.

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

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles”.  This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement shall be effective November 16, 2008.  We do not expect the application of Statement No. 162 to have a material impact on our financial position, results of operations or cash flows.

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

Reinforcing our position in existing markets

* We believe that our markets provide us with additional, substantial potential for substituting our technology for traditional methods. We are continuing to develop new products and to strengthen our distribution channels in order to expand our market opportunity. This year we introduced the AgGPS® EZ-Guide® Lightbar Guidance System, GPS Pathfinder® ProXTR Receiver, Trimble® GeoExplorer® 2008 Series in our Field Solutions Segment. In the Engineering and Construction Segment, we introduced the Trimble MEP layout solution, a new wireless data controller for the LM80 Layout Manager, Trimble GCS900 Grade Control System version 10.8, Trimble Coastal Center™ Software, and Trimble NetR8™ GNSS Reference Receiver. We also introduced further enhancements to our complete surveying portfolio as part of its Connected Site™ solutions: new models of the Trimble S8 Total Station with options for monitoring and tunneling applications; a new version of Trimble Business Center; a scalable Trimble VX™ Spatial Station; and improved field to office solutions for German surveyors .In the Mobile Solutions Segment, we announced that Carrier Corporation, the world leader in air-conditioning, heating, and refrigeration systems is rolling out Trimble's Mobile Resource Management (MRM) solution within its Carrier Commercial Service (CCS) fleet. All of these products strengthened our competitive position and created new value for the user.

Extending our position in existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenues by bringing new products to existing users. This year we introduced the Agriculture Manager™ Asset Management System AgGPS EZ-Office™ Software in our Field Solutions Segment. In the Engineering and Construction Segment, we introduced a new sensor for the Trimble CCS900 Compaction Control System that provides real-time material density information to earthworks operators, the TrimTrac® Pro Locator as a hardware enabler for Trimble Construction Manager. We were chosen to supply Trimble VRS™ (Virtual Reference Station) technology to establish a nationwide GNSS infrastructure network for the Republic of Croatia called the CROatian POsitioning System (CROPOS).  We launched Trimble VRS Now™ Service in Madrid, Spain and in the state of Florida to provide surveyors, civil engineers and geospatial professionals in the area with instant access to real-time kinematic (RTK) GNSS corrections without the need for a base station. We also announced that Saab and Trimble will integrate marine navigation solutions to deliver DGPS error correction messages to ships at sea through automatic identification system (AIS) coast stations and networks.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our efforts in Africa, China, India, Middle-East and Russia reflected improving financial results.  We announced a GPS software technology licensing agreement with Marvell, a leader in the development of storage, communications and consumer silicon. The licensing agreement will enable Marvell to provide customers with comprehensive GPS solutions based on innovative architectures that are tailored for high performance and low overall system power consumption.

Entering new market segments

* In the first quarter of fiscal 2008, we acquired Crain Enterprises, of Mound City, Illinois. Crain is a leading manufacturer of accessories for the geomatics, surveying, mapping, and construction industries. We also acquired Géo-3D Inc. of Montreal, Canada. Géo-3D is a leader in roadside infrastructure asset inventory solutions for the geospatial market.  In the third quarter of fiscal 2008, we acquired privately-held SECO Manufacturing Company of Redding, California, a leading manufacturer of accessories for the geomatics, surveying, mapping, and construction industries which complements the Crain Enterprises acquisition. SECO specializes in the development, fabrication and machining of metallic accessory products while Crain is more focused on polymer and composite-based products. These capabilities are expected to permit marked improvements in functionality for customers in next generation products. In addition, Trimble, SECO and Crain will be able to leverage distribution channels throughout the world. In the third quarter of fiscal 2008, we introduced the Blue Ox™ System for forestry transportation management.

RECENT BUSINESS DEVELOPMENTS

During the twelve months ended September 26, 2008, we acquired the following companies and the results of their operations have been combined with our operations from the date of acquisition:

SECO

On July 29, 2008, we acquired privately-held SECO Manufacturing Company of Redding, California, a leading manufacturer of accessories for the geometrics, surveying, mapping, and construction industries. SECO’s performance is reported under our Engineering and Construction business segment.

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

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
($ in thousands)
Total consolidated revenue	$328,087	$296,023	$1,061,150	$909,487
Gross margin	$165,623	$146,940	$527,098	$457,239
Gross margin %	50.5%	49.6%	49.7%	50.3%
Total consolidated operating income	$54,056	$43,786	$175,020	$139,004
Operating income %	16.5%	14.8%	16.5%	15.3%

Revenue

In the three months ended September 26, 2008, total revenue increased by $32.1 million or 11%, as compared to the corresponding period in fiscal 2007. The increase resulted from revenue growth across all segments.  Engineering and Construction revenue increased $9.7 million, Field Solutions increased $19.7 million, Mobile Solutions increased $1.6 million, and Advanced Devices increased $1.1 million, as compared to the same corresponding period in fiscal 2007.  Revenue growth was driven primarily by new products, a robust agricultural environment, and acquisitions. The revenue growth was partially offset by softness in the U.S. and European markets in Engineering and Construction.

In the nine months ended September 26, 2008, total revenue increased by $151.7 million or 17%, as compared to the corresponding period in fiscal 2007. The increase was primarily due to strong revenue performances across Engineering and Construction, Field Solutions, and Mobile Solutions.  Engineering and Construction revenue increased $42.5 million, Field Solutions increased $91.5 million, Mobile Solutions increased $17.1 million, and Advanced Devices increased $0.6 million, compared to the same corresponding period in fiscal 2007.  Revenue growth within these segments was primarily driven by new product introductions, a robust agricultural market, international growth and a full quarter of @Road for the first quarter of fiscal 2008 as compared to a partial quarter of @Road revenue in the corresponding period in fiscal 2007.  The revenue growth was partially offset by softness in the U.S. markets in Engineering and Construction.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, and foreign currency translations.

Gross margin increased by $18.7 million and $69.9 million for the three and nine months ended September 26, 2008, respectively, as compared to the corresponding period in the prior year.  Gross margin as a percentage of total revenue for the three months ended September 26, 2008 was 50.5%, as compared to 49.6% for the three months ended September 28, 2007.  Gross margin as a percentage of total revenue for the nine months ended September 26, 2008 was 49.7% as compared to 50.3% for the nine months ended September 28, 2007.

The increase in gross margin for the three and nine month periods was primarily due to higher revenue.  The increase in gross margin percentage for the three month period was driven primarily by product mix and product cost reductions. The decrease in gross margin percentage for the nine month period was driven primarily by increased amortization of purchased intangibles, restructuring costs, product mix and foreign exchange.

Operating Income

Operating income increased by $10.3 million and $36.0 million for the three and nine months ended September 26, 2008, respectively, as compared to the corresponding period in the prior year.  Operating income as a percentage of total revenue was 16.5% for the three months ended September 26, 2008, as compared to 14.8% for the three months ended September 28, 2007.  Operating income as a percentage of total revenue was 16.5% for the nine months ended September 26, 2008 as compared to 15.3% for the nine months ended September 28, 2007.

The increase in operating income for both the three and nine month periods was primarily driven by increased revenue.  The increase in operating income percentage for the three month period was primarily due to gross margin improvement and strong operating expense control. The increase for the nine month periods was primarily due to strong operating expense control.

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

The following table is a breakdown of revenue and operating income by segment:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
(in thousands, except percentages)

Engineering and Construction
Revenue	$191,858	$182,135	$599,057	$556,592
Segment revenue as a percent of total revenue	59%	62%	56%	61%
Operating income	$41,560	$42,824	$123,675	$137,359
Operating income as a percent of segment revenue	22%	24%	21%	25%
Field Solutions
Revenue	$64,354	$44,763	$242,461	$150,998
Segment revenue as a percent of total revenue	20%	15%	23%	17%
Operating income	$22,058	$11,931	$91,961	$46,957
Operating income as a percent of segment revenue	34%	27%	38%	31%
Mobile Solutions
Revenue	$40,822	$39,204	$127,118	$109,988
Revenue as a percent of total revenue	12%	13%	12%	12%
Operating income	$3,602	$2,855	$7,997	$6,778
Operating income as a percent of segment revenue	9%	7%	6%	6%
Advanced Devices
Revenue	$31,053	$29,921	$92,514	$91,909
Segment revenue as a percent of total revenue	9%	10%	9%	10%
Operating income	$6,835	$4,893	$18,105	$13,620
Operating income as a percent of segment revenue	22%	16%	20%	15%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
(in thousands)

Consolidated segment operating income	$74,055	$62,503	$241,738	$204,707
Unallocated corporate expense	(8,405)	(8,543)	(30,058)	(32,065)
Amortization of purchased intangible assets	(11,143)	(10,174)	(32,865)	(28,501)
In-process research and development expense	--	--	--	(2,112)
Restructuring charges	(451)	--	(3,795)	(3,025)
Consolidated operating income	54,056	43,786	175,020	139,004
Non-operating income, net	1,563	1,089	7,453	4,217
Consolidated income before taxes	$55,619	$44,875	$182,473	$143,221

Engineering and Construction

Engineering and Construction revenue increased by $9.7 million or 5% and $42.5 million or 8% for the three and nine months ended September 26, 2008, respectively, as compared to the corresponding periods in fiscal 2007.  Segment operating income decreased $1.3 million or 3% and $13.7 million or 10% for the three and nine months ended September 26, 2008, respectively, as compared to the same corresponding periods in fiscal 2007.

The revenue growth for both the three month and nine month periods ended September 26, 2008 was driven by acquisitions and international sales growth, partially offset by softness in the U.S. and European markets.  Operating income for both the three and nine month periods ended September 26, 2008 decreased primarily due to higher operating expenses due to the impact of acquisitions made during the last twelve months and product mix.

Field Solutions

Field Solutions revenue increased by $19.7 million or 44% and $91.5 million or 61% for the three and nine months ended September 26, 2008, respectively, as compared to the corresponding period in fiscal 2007.  Segment operating income increased by $10.1 million or 85% and $45.0 million or 96% for the three and nine months ended September 26, 2008, respectively, as compared to the same corresponding period in fiscal 2007.

The revenue increase for both the three and nine month periods ended September 26, 2008 was driven by the introduction of new agricultural products and a worldwide robust agricultural market. Operating income for both the three and nine month periods ended September 26, 2008 increased primarily due to higher revenue, gross margin improvement, and operating expense control.

Mobile Solutions

Mobile Solutions revenue increased by $1.6 million or 4% and $17.1 million or 16% for the three and nine months ended September 26, 2008, respectively, as compared to the corresponding period in fiscal 2007.  Segment operating income increased by $0.7 million or 26% for the three months ended September 26, 2008, respectively, as compared to the corresponding period in fiscal 2007.  Segment operating income increased by $1.2 million or 18% for the nine months ended September 26, 2008, as compared to the corresponding period in fiscal 2007.

Revenue for the three month period ended September 26, 2008, as compared to the corresponding period of fiscal 2007, grew due to increased subscription revenue.  Revenue for the nine month period grew due to increase subscription revenue and a full first quarter of @Road revenue as compared to partial quarter of @Road revenue in the corresponding period in fiscal 2007. Operating income for both the three and nine months increased due to increased subscription revenue and operating expense control.

Advanced Devices

Advanced Devices revenue increased by $1.1 million or 4% and $0.6 million or 1% for the three and nine months ended September 26, 2008, respectively, as compared to the same corresponding period in fiscal 2007.  Segment operating income increased by $1.9 million or 40% and $4.5 million or 33% for the three and nine months ended September 26, 2008, respectively, as compared to the corresponding period in fiscal 2007.

For the three and nine months ended September 26, 2008 revenue increased in Military and Applanix, while segment operating income increased primarily due to product mix and operating expense control in Component Technologies and Military.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expenses are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
(in thousands, except percentages)

Research and development	$35,348	$31,707	$112,097	$96,737
Percentage of revenue	11%	11%	11%	11%
Sales and marketing	48,664	45,274	151,727	134,967
Percentage of revenue	15%	15%	14%	15%
General and administrative	22,072	21,262	70,051	67,182
Percentage of revenue	7%	7%	7%	7%
Total	$106,084	$98,243	$333,875	$298,886
Percentage of revenue	32%	33%	31%	33%

Total R&D, S&M, and G&A expenses increased by approximately $7.8 million and $35.0 million for the three and nine months ended September 26, 2008, as compared to the corresponding period in fiscal 2007.

The increase in R&D expense in the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007, was primarily due to an increase in compensation related expenses of $1.6 million, an increase in expense due to changes in foreign currency exchange rates of $0.5 million, and an increase to R&D expenses of $1.0 million as a result of acquisitions. The increase in R&D expense in the first nine months of fiscal 2008, as compared with the corresponding period in fiscal 2007, was due to an increase in compensation related expenses of $6.5 million due in part to a full quarter of @Road compensation expenses in the first quarter as compared to a partial quarter of @Road compensation expenses in the corresponding period in fiscal 2007.  The R&D expense increase for the nine month period was also attributable to an increase in expenses due to changes in foreign currency exchange rates of $3.5 million, non-recurring consulting costs of $1.5 million, and additional operating expenses associated with business acquisitions of $3.0 million.

All of our R&D costs have been expensed as incurred.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

The increase in S&M expenses in the third quarter of fiscal 2008, as compared to the corresponding period of fiscal 2007, was primarily due to an increase in expense due to changes in foreign currency exchange rates of $0.7 million, marketing communication expenses of $0.9 million and additional acquisition-related expenses of $1.1million.  The increase in S&M expenses in the first nine months of fiscal 2008 as compared with the corresponding period of fiscal 2007 was due to an increase in compensation related expenses of $3.2 million due in part to a full quarter of @Road compensation expenses in the first quarter as compared to a partial quarter of @Road compensation expenses in the corresponding period in fiscal 2007.  The S&M expense increase for the nine month period was also attributable to an increase in expense due to changes in foreign currency exchange rates of $4.2 million, marketing communication expenses of $3.8 million, travel and other personnel related expense of $3.0 million, and additional operating expenses associated with recent business acquisitions of $2.6 million.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

The increase in G&A expenses in the third quarter of fiscal 2008, as compared to the corresponding period in fiscal 2007, was primarily due to additional operating expenses associated with business acquisitions of $0.8 million. The increase in G&A expenses in the first nine months of fiscal 2008 compared with the corresponding period in fiscal 2007 was primarily due to additional operating expenses associated with business acquisitions of $2.8 million.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $11.1 million in the third quarter of fiscal 2008, as compared to $10.2 million in the third quarter of fiscal 2007.  The increase was due primarily to acquisitions not applicable in the corresponding period of fiscal 2007, primarily UAI, Crain, HHK, and SECO.  Amortization of purchased intangible assets was $32.9 million in the first nine months of fiscal 2008, as compared to $28.5 million in the first nine months of fiscal 2007, due to acquisitions not applicable in the corresponding period of fiscal 2007.

As of September 26, 2008, future amortization of intangible assets is expected to be $11.1 million during the fourth quarter of fiscal 2008, $41.2 million during 2009, $38.8 million during 2010, $34.0 million during 2011, $25.7 million during 2012, and $30.4 million thereafter.

In-Process Research and Development

We recorded no in-process research and development (IPR&D) expense during the three and nine months ended September 26, 2008, respectively, as compared to $0 million and $2.1 million in the corresponding periods in 2007.  At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. The value of the IPR&D was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Accordingly, the value assigned to these IPR&D amounts was charged to expense on the respective acquisition date of each of the acquired companies.

Restructuring Charges

Restructuring expenses for the three and nine months ended September 26, 2008 and September 28, 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
(in thousands)

Severance and benefits	$451	$--	$3,795	$3,025

During the three and nine months ended September 26, 2008, restructuring expenses of  $0.5 million and $3.8 million, respectively, and were related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 90 employees affected worldwide.  The amount for the three month period is related to the Engineering and Construction segment.  Of the total for the nine month period, $3.3 million is related to the Engineering and Construction segment and $0.5 million is related to the Mobile Solutions segment. As a result of these decisions, the Company expects restructuring activities in the Engineering and Construction segment to result in additional restructuring expenses totaling approximately $2.2 million through the first quarter of 2010.

During the three and nine months ended September 28, 2007, restructuring expenses of $0.0 million and $3.0 million, respectively were for charges associated with the Company’s acquisition of @Road. The restructuring expenses were related to the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.6 million was recorded as Shareholders’ equity.

Restructuring costs associated with a business combination:
In addition to the restructuring expenses in the nine months ended September 26, 2008, the Company had $0.9 million in restructuring activity reversals related to costs associated with exiting activities of pre-merger @Road.  The reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions.  The reversals were recognized in the first quarter of fiscal 2008 as a reduction of the liability assumed in the purchase business combination that had been included in the allocation of the cost to acquire @Road and, accordingly, resulted in a decrease to goodwill rather than an expense reduction in the nine months ended September 26, 2008.

In addition to the restructuring expenses in the nine months ended September 28, 2007, costs associated with exiting activities of pre-merger @Road of $3.6 million, consisted of severance and benefits costs.  These costs were recognized as a liability assumed in the purchase business combination and were included in the allocation of the cost to acquire @Road and accordingly, resulted in an increase to goodwill rather than an expense in the nine months ended September 28, 2007.

Restructuring liability:
Restructuring activity for the nine months ended September 26, 2008 was as follows:

Balance as of December 28, 2007	$1,326
Charges	3,795
Payments	(2,793)
Adjustment	(1,020)
Balance as of September 26,2008	$1,308

The $1.3 million restructuring accrual consists of severance and benefits.  The severance charges will be paid through the first quarter of fiscal 2010. Of the $1.3 million restructuring accrual, $0.4 million is included in Other current liabilities and is expected to be settled by the fourth quarter of fiscal 2008.  The remaining balance of $0.9 million is included in Other non-current liabilities and is expected to be settled by the first quarter of fiscal 2010.

Non-operating Income, Net

The components of non-operating income, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
(in thousands)

Interest income	$404	$770	$1,369	$2,607
Interest expense	(214)	(1,616)	(1,389)	(5,476)
Foreign currency transaction gain (loss), net	117	(459)	2,338	(532)
Income from joint ventures	2,163	1,943	6,796	6,445
Other income (expense), net	(907)	451	(1,661)	1,173
Total non-operating income, net	$1,563	$1,089	$7,453	$4,217

Non-operating income, net, increased $0.5 million for the third quarter of fiscal 2008, as compared to the corresponding period in fiscal 2007 due to a decrease in interest expense of $1.4 million and an increase in foreign exchange gains of $0.6 million, partially offset by a decrease in Other income (expense) of $1.4 million primarily due to deferred compensation plan losses and a decrease in interest income of $0.4 million.

Non-operating income, net, increased by $3.2 million during the first nine months of fiscal 2008, as compared to the corresponding period in fiscal 2007, due to a decrease in interest expense of $4.1 million and an increase in foreign exchange gains of $2.9 million, partially offset by a decrease in Other income (expense) of $2.8 million primarily due to deferred compensation plan losses and a decrease in interest income of $1.2 million.

Income Tax Provision

Our effective income tax rate for the three and nine months ended September 26, 2008 was 29.8% and 30.0%, respectively, as compared to 39.0% and 36.4% for the three and nine months ended September 28, 2007.  The 2008 third quarter fiscal rate is lower than the statutory federal income tax rate of 35% primarily due to the implementation of a global supply chain management structure.  The 2007 third quarter fiscal rate was greater than the statutory federal income tax rate of 35% primarily due to impacts resulting from SFAS No. 123( R ), “Share-Based Payment” and state income tax expense.

We anticipate an annual estimated effective tax rate of 29.0% for fiscal year 2008. The tax rate could be affected by several factors including stock option activity, geographic mix of our pre-tax income, legislative changes, changes to our existing valuation allowances or contingent tax liabilities, and/or discrete quarterly events.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of September 26, 2008 and December 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of	September 26, 2008	December 28, 2007
(in thousands)

Cash and cash equivalents	$70,479	$103,202
Total debt	$51,616	$60,690

Nine Months Ended	September 26, 2008	September 28, 2007
(in thousands)

Cash provided by operating activities	$141,945	$129,084
Cash used in investing activities	$(77,609)	$(291,482)
Cash provided by (used in) financing activities	$(97,201)	$121,076
Effect of exchange rate changes on cash and cash equivalents	$142	$(4,227)
Net decrease in cash and cash equivalents	$(32,723)	$(45,549)

Cash and Cash Equivalents

As of September 26, 2008, cash and cash equivalents totaled $70.5 million compared to $103.2 million at December 30, 2007. We had debt of $51.6 million compared to $60.7 million at December 28, 2007.

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

Operating Activities

Cash provided by operating activities was $141.9 million for the nine months ended September 26, 2008, as compared to $129.1 million for the nine months ended September 28, 2007.  This increase of $12.8 million was primarily driven by an increase in net income before non-cash depreciation expense and amortization, offset by a decrease in income taxes due.

Investing Activities

Cash used in investing activities was $77.6 million for the nine months ended September 26, 2008, as compared to $291.5 million for the nine months ended September 28, 2007.  The decrease was due to cash used for acquisitions, attributable primarily to @Road which was acquired in the first quarter of fiscal 2007.

Financing Activities

Cash used by financing activities was $97.2 million for the nine months ended September 26, 2008, as compared to cash provided of $121.1 million for the nine months ended September 28, 2007, primarily due to the stock repurchase of $115.9 million nine months of 2008 as compared to outstanding debt of $80.0 million that was incurred for the @Road acquisition in the corresponding period in fiscal 2007.

Accounts Receivable and Inventory Metrics

	September 26,	December 28,
As of	2008	2007

Accounts receivable days sales outstanding	71	70
Inventory turns per year	4.4	4.3

Accounts receivable days sales outstanding were 71 days as of September 26, 2008, as compared to 70 days as of December 28, 2007.  Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net divided by revenue times 91 days. Our inventory turns were at 4.4 as of September 26, 2008 as compared to 4.3 for the fourth quarter of fiscal 2007.  Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.

Debt

Our total debt was approximately $51.6 million as of September 26, 2008 compared to $60.7 million as of December 28, 2007.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent.  On February 16, 2007, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for paying off other debts or loans.  The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.   The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes.  For additional discussion of our debt, see Note 9 of Notes to the Condensed Consolidated Financial Statements.

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

As of September 26, 2008, we were in compliance with all financial debt covenants.  During the fourth quarter of fiscal 2008, we borrowed an additional $100 million on our revolving credit agreement for working capital needs and potential future acquisitions.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should consider the risk factors discussed under "Risks and Uncertainties" in Item 1A of Part I of our 2007 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results, and which are incorporated herein by reference.  The risk factors in our Form 10-K have not materially changed other than as set forth below.  The risk factors described in our Form 10-K, and the risk factor described below, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The Company’s operations and performance depend on worldwide economic conditions and their impact on levels of business spending, which have deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. Uncertainties in the financial and credit markets have caused our customers to postpone purchases, and continued uncertainties may reduce future sales of our products and services.  Continued adverse economic conditions are likely to depress tax revenues of federal, state and local government entities, which are significant purchasers of the Company’s products. With the exception of our Mobile Solutions and Advanced Devices segments, our products are generally sold through a dealer channel, and our dealers depend on the availability of credit to finance purchases of our products for their inventory. Customer collections are our primary source of cash.  While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate we may experience increased collection times or greater write-offs, which could have a material adverse effect on our cash flow.  Finally, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   None
(b)   None
(c)   The following table provides information relating to our purchases of equity securities for the third quarter of fiscal 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

June 28, 2008 – August 1, 2008	889,746	33.21	889,746	184,148,003
August 2, 2008 – August 29, 2008	587,043	34.06	587,043	164,142,807
August 30, 2008 – September 26, 2008	974,871	30.75	974,871	134,149,431

Total Activities	2,451,660	32.43	2,451,660

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

ITEM 6.  EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (5)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (8)
3.8	Bylaws of the Company, amended and restated through July 20, 2006. (7)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2008. (9)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2008. (9)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2008. (9)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2008. (9)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(5)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(6)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(8)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahr
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

DATE: November 4, 2008

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (3)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (3)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (3)
3.4	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Participating Stock of the Company filed February 19, 1999. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (5)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (8)
3.8	Bylaws of the Company, amended and restated through July 20, 2006. (7)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (2)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (6)
4.4	Form of Warrant dated April 12, 2002. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2008. (9)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2008. (9)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2008. (9)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2008. (9)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to exhibit number 1 to the registrant's Registration Statement on Form 8-A, which was filed on February 18, 1999.
(3)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(4)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(5)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(6)	Incorporated by reference to exhibit number 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(8)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(9)	Filed herewith.