Form 10-K
period 2009-01-02
TRIMBLE NAVIGATION LTD /CA/
filed 2009-03-03
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2009

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to______________
Commission File Number: 001-14845

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

As of June 27, 2008, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $4.4 billion based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2009
Common stock, no par value	119,093,006 shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Trimble Navigation Limited's Proxy Statement relating to the annual meeting of stockholders to be held on May 19, 2009 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

TRIMBLE NAVIGATION LIMITED

2008 FORM 10-K ANNUAL REPORT

TRADEMARKS

Trimble, EZ-Guide, EZ-Boom, EZ-Steer, Proliance, UtilityCenter, TrimWeb, TrimView, GeoManager, Taskforce, Juno, GeoExplorer, AgGPS, Spectra Precision, Autopilot, Fieldport, Copernicus, TrimTrac, EZ-Steer, PocketCitation, Trimble Outdoors, Force, BlueOx, EZ-Office, VX, Vision, VRS, VRSNow, FastMap, Geosite, Coastal Center, NetR8, FineLock, R-Track, Agriculture Manager, Thunderbolt and Connected Site, among others are trademarks of Trimble Navigation Limited and its subsidiaries.  All other trademarks are the property of their respective owners.

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

Our products often combine knowledge of location or position with a wireless link to provide a solution for a specific application.  Position is provided through a number of technologies including the Global Positioning System, or GPS, and systems that use laser or optical technologies to establish position.  Wireless communication techniques include both public networks, such as cellular, and private networks, such as business band radio. Some of our products are augmented by our software; this includes embedded firmware that enables the positioning solution and application software that allows the customer to make use of the positioning information.

We design and market our own products. Our manufacturing strategy includes a combination of in-house assembly and third party subcontractors. Our global operations include major development, manufacturing or logistics operations in the United States, Sweden, Germany, New Zealand, France, Canada, the United Kingdom, the Netherlands, China, and India. Products are sold through dealers, representatives, joint ventures, and other channels throughout the world. These channels are supported by our sales offices located in 17 countries.

We began operations in 1978 and incorporated in California in 1981. Our common stock has been publicly traded on NASDAQ since 1990 under the symbol TRMB.

On January 17, 2007, our board of directors approved a 2-for-1 split of all outstanding shares of the Company’s Common Stock, payable February 22, 2007 to stockholders of record on February 8, 2007. All shares and per share information presented have been adjusted to reflect the stock split on a retroactive basis for all periods presented.

Technology Overview

A significant portion of our revenue is derived from applying Global Navigation Satellite System, or GNSS, technology to terrestrial applications.  The GNSS includes the network of 24 orbiting U.S. Global Positioning System, or GPS, radio navigation satellites and associated ground control that is funded and maintained by the U.S. Government and is available worldwide free of direct user fees, and the Russian GLONASS radio navigation satellite system. Both the European Community and China have announced plans to establish future operational radio navigation satellite systems. GNSS positioning is based on a technique that precisely measures distances from four or more satellites.  The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks.  A GNSS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and then uses those distances to compute its position. Under normal circumstances, a stand-alone GNSS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to approximately 10 meters, 24 hours a day. Much better accuracies are possible through a technique called “differential GNSS.” In addition to providing position, GNSS provides extremely accurate time measurement.

GNSS accuracy is dependent upon the locations of the receiver and the number of GNSS satellites that are above the horizon at any given time. Reception of GNSS signals requires line-of-sight visibility between the satellites and the receiver, which can be blocked by buildings, hills, and dense foliage. The receiver must have a line of sight to at least four satellites to determine its latitude, longitude, and time. The accuracy of GNSS may also be limited by distortion of GNSS signals from ionospheric and other atmospheric conditions.

Our GNSS products are based on proprietary receiver technology. Over time, the advances in positioning, wireless communications, and information technologies have enabled us to add more capability to our products and thereby deliver more value to our users.  For example, the developments in wireless technology and deployments of next generation wireless networks have enabled less expensive wireless communications.  These developments provide the efficient transfer of position data to locations away from the positioning field device, allowing the data to be accessed by more users, thereby increasing productivity.  This allows us to integrate visualization and design software into some of our systems, as well as offer positioning services, all of which make our customers more efficient at what they do.

Our laser and optical products either measure distances and angles to provide a position in three dimensional space or are used as highly accurate laser references from which a position can be established.  The key elements of these products are typically a laser, which is generally a commercially available laser diode, and a complex mechanical assembly.  These elements are augmented by software algorithms to provide measurements and application-specific solutions.

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

We sell and distribute our products in this segment through a global network of independent dealers that are supported by Trimble personnel.  This channel is supplemented by relationships that create additional channel breadth including our joint ventures with Caterpillar and Nikon, as well as private branding arrangements with other companies.

We also design and market handheld data collectors and data collection software for field use by surveyors, contractors, and other professionals. These products are sold directly through dealers and other survey manufacturers.

Competitors in this segment are typically companies that provide optical, laser, or GPS positioning products. Our principal competitors are Topcon Corporation, and Leica Geosystems, Inc.  Price points in this segment range from less than $1,000 for certain laser systems to approximately $100,000 for a high-precision, three-dimensional, machine control system.

Representative products sold in this segment include:

Trimble S8 Total Station – Our S8 Total Station is our most advanced optical instrument designed to deliver unsurpassed performance for both typical surveying and specialized engineering applications such as monitoring and tunneling. It features Trimble FineLock™ technology, a smart tracker sensor with a narrow field of view that enables the Trimble S8 to detect a target without interference from surrounding prisms. Our S8 combined with our 4D Control software creates a powerful solution for real-time and post-processed monitoring of permanent structures such as dams, short-term construction activities, and side slopes in mines.

Trimble I.S. Rover – Our I.S. Rover combines GNSS and optical data collection on a rover pole, enabling surveyors to harness the unique strengths of both technologies. With it, surveyors can increase flexibility and save time by seamlessly switching between technologies to adapt to local jobsite conditions as well as independently verify measurements for quality control.  Our I.S. Rover is a unique patented Trimble solution that offers land surveyors increased efficiency, flexibility and versatility.

Trimble R8 GNSS System – Our R8 GNSS System is a multi-channel, multi-frequency, Global Navigation Satellite System (GNSS) receiver, antenna, and data-link radio combined in one compact unit. It features Trimble R-Track™ technology, powered by the most advanced RTK engine in the industry, supporting all GPS signals, including GPS Modernization (L2C signal and L5 signals) as well as GLONASS. Our R8 GNSS combines advanced receiver technology and a proven system design to provide maximum accuracy and productivity for a variety of surveying applications.

Trimble VX Spatial Station – Our Trimble VX™ Spatial Station is an advanced spatial imaging system that combines optical, 3D scanning, and video capabilities—Trimble VISION™ technology—to measure objects in 3D to produce 2D and 3D data sets for spatial imaging projects.  It enables users to blend extremely accurate ground-based information with airborne data to provide comprehensive datasets for use in the geospatial information industry. An entry-level model of our VX Spatial Station offers integrated imaging and surveying functionality only, with a scalable upgrade to 3D scanning.

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

GCS Family of Grade Control Systems – Grade control systems meet construction contractors' needs with productivity-enhancing solutions for earthmoving, site prep, and roadwork. Our GCS family provides upgrade options that deliver earthmoving contractors the flexibility to select a system that meets their daily needs today, and later add on to meet their changing needs. For example, a single control system such as the GCS300 can provide for low-cost point of entry into grade control, and over time can be upgraded to the GCS400 dual sensor system or to the full 3D GCS900 Grade Control System.

Spectra Precision Laser Portable Tools – Our Spectra Precision® Laser family includes a broad range of laser based tools for the interior, drywall and ceilings, HVAC, and mechanical contractor. Designed to replace traditional methods of measurement and leveling for a wide range of interior construction applications, our laser tools are easy to learn and use. Our Spectra Precision Laser product portfolio includes rotating lasers for horizontal leveling and vertical alignment, as well as laser pointers and a laser based distance measuring device. They are available through independent and national construction supply houses both in the U.S. and in Europe.

Proliance Software – Proliance® Software allows infrastructure-intensive organizations to optimize the Plan-Build-Operate project lifecycle for complex capital projects, construction and real estate programs, and extensive facility portfolios. Our Proliance Software was designed for large building owner/operators, real estate developers, and engineering-driven organizations managing $250 million or more annually in new project construction or facility renovations.

GeoSpatial Solutions – Our GeoSpatial Solutions family enables mobile mapping companies to capture georeferenced data, extract features and attributes, and analyze conditions and change, thereby generating information to better manage assets and operations.  Aerial LIDAR / Imaging Systems and vehicle-based asset inventory systems, combined with powerful photogrammetry software, generate high accuracy as-built drawings for the transportation, and utilities and energy transmission and distribution industries.

Field Solutions

Our Field Solutions segment addresses the agriculture and geographic information system (GIS) markets.

Our agriculture products consist of manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivation, and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of chemicals than conventional equipment. We also provide positioning solutions for leveling agricultural fields in irrigation applications and aligning drainage systems to better manage water flow in fields. We also provide solutions to automate applications of pesticide and seeding.

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

Our Utilities Field Solutions product line is focused on integrated field and back office software solutions for managing utility mobile workers and their field work activities, including asset maintenance, GIS mapping, outage response, and automated vehicle locating (AVL).  Our software is typically installed on a server and on mobile computers that are used by utility field workers for conducting routine and emergency work, locating and mapping infrastructure, and performing utility asset maintenance, inspection, and field service.  Through the use of GIS and location-based technologies combined with mobile and wireless communications, our products connect utility field workers to the office.  Typically our products automate existing manual and paper based processes and are implemented to meet utility regulatory requirements, improve efficiency and reduce costs, and improve customer service and response.

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

Sales and distribution of both our Fieldport® and UtilityCenter® software solutions are direct to the customer.  Installation of both solutions generally involves a degree of integration and professional services.  Primary markets include government and commercial electric, gas, water and wastewater utilities.  Competitors are typically utility industry GIS software and service companies.

Approximate product price points in this segment range from $1,000 for a GIS handheld unit to $35,000 for a fully automated, farm equipment control system.

Representative products sold within this segment include:

AgGPS EZ-Guide 500 – Our AgGPS EZ-Guide 500 is a lightbar guidance system with a color LCD display, data logging functions and multiple accuracy options. Lightbar systems provide GPS-based guidance for vehicle operators to steer tractors, sprayers, fertilizer applicators, air seeders, and large tillage tools that require consistent pass-to-pass accuracy to help save fuel, increase efficiency, and reduce input costs for agricultural operations.

AgGPS EZ-Boom 2010 – Our AgGPS® EZ-Boom® 2010 automated application control system is designed to help growers cut input costs and reduce operator fatigue by providing precise automatic control of field spraying applications.  It works with our AgGPS EZ-Guide® Plus lightbar guidance system, AgGPS EZ-Steer® assisted steering system, or the AgGPS Autopilot™ automated steering system.

AgGPS Autopilot System – Our GPS-enabled, agricultural navigation system connects to a tractor’s steering system and automatically steers the tractor along a precise path to within three centimeters or less.  This enables both higher machine productivity and more precise application of seed and chemicals, thereby reducing costs to the farmer.

AgGPS EZ-Steer System – Our value added assisted steering system, when combined with our EZ-Guide Plus system, automatically steers agricultural vehicles along a path within 20 centimeters or less.  This system installs in less than thirty minutes and is designed to reduce gaps and overlaps in spraying, fertilizing, and other field applications, as well as reduce operator fatigue.

Juno Series – Our Juno family includes compact and cost-effective GPS handhelds designed to equip an entire workforce for data collection and fieldwork. The handhelds have a high-sensitivity GPS receiver, Bluetooth and Wireless LAN technology, a built-in 3 Megapixel digital camera, a MicroSD/SDHC storage slot and an optional 3.5G broadband cellular modem for wireless data communications.

GeoExplorer 2008 Series – Our GeoExplorer family combines a GPS receiver in a rugged handheld unit running industry standard Microsoft Windows Mobile version 6.0, making it easy to collect and maintain data about objects in the field. The GeoExplorer® series features three models ranging in accuracy from a decimeter to 1-3 meters, thereby allowing the user to select the system most appropriate for their data collection and maintenance needs.

Fieldport Software – Our Fieldport Software focuses on automating field service processes, operational efficiency and profitability for water and wastewater utility customers.

UtilityCenter Software – Our UtilityCenter Software is a GIS-based enterprise suite of modules oriented towards the electric and gas utilities market. Modules include Outage Management (OMS), Mobile Asset Management, Data Collection, Staking, Network Tracing & Isolation and Field-based Editing.

Mobile Solutions

Our Mobile Solutions segment provides both hardware and software applications for managing mobile work, mobile workers and mobile assets. The software is provided in both a client server model or web-based.  Our software is provided through our hosted platform for a monthly subscription service fee or as a perpetual license with annual maintenance and support fees.

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

One element of our market strategy targets opportunities in specific vertical markets where we believe we can provide a unique value to the end-user by tailoring our solutions for a particular industry.  Sample markets include Construction Supply, Direct Store Delivery and Public Safety.  For example, our ready mix concrete solution combines a suite of sensors with our in-vehicle wireless platform providing fleets with updated vehicle status that requires no driver interaction – referred to as “auto-status.”

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

Approximate prices for hardware fall in the range of $400 to $3,000, while the monthly subscription service fees range from approximately $25 to approximately $55 per month per unit, depending on the customer service level.

We have also entered into new markets by acquisitions of @Road, Inc. (@Road) in 2007, and Eleven Technology, Inc., Advanced Public Safety, Inc. (APS) and Visual Statement, Inc. (VS) in 2006.  @Road is a global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for customers across a variety of industries under the GeoManager™ and Taskforce® brand names.  Eleven Technology is a mobile application software company with market and technology position in the Consumer Packaged Goods (CPG) industry. APS provides mobile and handheld software products used by law enforcement, fire rescue and other public safety agencies. VS provides desktop software and enterprise solutions for collision and crime incident analysis, reporting and workflow management.

Representative products sold in this segment include:

Fleet Productivity – Our fleet productivity solution offerings are comprised of the TrimWeb™, GeoManager and TrimView™ mobile platforms. The TrimWeb and GeoManager systems provide different levels of service that run from snapshots of fleet activity to real-time fleet dispatch capability via access to the web-based platform through a secure internet connection. The TrimWeb and GeoManager systems include truck communication service and computer backbone support of the service. TrimView is sold to fleets where system integration into back office applications is required for more robust information flow.

Consumer Packaged Goods (CPG) – This software solution operates in the Microsoft CE/Pocket or WinMobile PC environment and addresses the pre-sales, delivery, route sales and full service vending functions performed by mobile workers.  Customers within the CPG market purchase a combination of both license software and handheld PCs.  The software handles all communications from/to the mobile computer as well as from/to the host and any other ERP or decision support systems.

Field Service – Our handset-based mobile solution enables technicians to maintain and repair residential and commercial appliances, office equipment, medical equipment, refrigeration equipment, fountain, and manufacturing equipment, and manage a variety of service functions including wireless dispatching of service calls, real-time messaging, spare parts management, and work order and workflow management.  Trimble Field Service customers have benefited from increased service calls per day, an increase in first call resolution and reduction in administrative workload to name a few results.

Public Safety – We provide a suite of solutions for the public safety sector including our PocketCitation™ system, which is an electronic ticketing system that enables law enforcement officers to issue traffic citations utilizing a mobile handheld device. This system scans the traffic offender’s driver’s license and automatically populates the appropriate information into the citation. We provide a variation of this solution which enables law enforcement officers to complete electronic traffic citations within 30 seconds. Within this sector we also provide desktop software which enables accident investigators and other public safety professionals to reconstruct and simulate vehicle accidents.

Taskforce – The Taskforce software solution provides scheduling and dispatch solutions for field service technicians by synchronizing the right human and physical resources required to optimize a field service resource network.  The system manages significant numbers of dynamic scheduling resources in an unpredictable field service environment to increase productivity, field force utilization and control-to-field employee ratios.

Advanced Devices

Advanced Devices includes the product lines from our Component Technologies, Applanix, Trimble Outdoors, and Military and Advanced Systems (MAS) businesses. With the exception of Trimble Outdoors and Applanix these businesses share several common characteristics:  they are hardware centric, generally market to original equipment manufacturers (OEM), system integrators or service providers, and have products that can be utilized in a number of different end-user markets and applications. The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of our total revenue, operating income or assets.

Within Component Technologies, we supply GPS modules, licensing and complementary technologies, and GPS-integrated sub-system solutions for applications requiring precise position, time or frequency.  Component Technologies serves a broad range of vertical markets including telecommunications automotive electronics, and commercial electronics.  Sales are made directly to OEMs, system integrators, value-added resellers and service providers who incorporate our components into a complete system-level solution.

Component Technologies has developed GPS technologies which it is making available for license. These technologies can run on certain digital signal processors (DSP) or microprocessors, removing the need for dedicated GPS baseband signal processor chips.  We have a cooperative licensing deal with Nokia for our Global Navigation Satellite System (GNSS) patents related to designated wireless products and services involving location technologies, such as GPS, assisted GPS or Galileo. The licensing agreement is exclusive to Nokia for the wireless consumer product and service domain and includes sublicensing rights. In return, Trimble receives a non-exclusive license to Nokia’s location-based patents for use in Trimble's commercial products and services.  We also have a licensing agreement with Marvell Semiconductors for our full GPS Digital Signal Processor software as well as tools for development support and testing. Access to our GPS technology complements Marvell's wireless and application processor initiatives for WiFi, Bluetooth, FM, multi-function radio, application processors and cellular processor devices.

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

Our Trimble Outdoors business utilizes GPS-enabled cell phones to provide information for outdoor recreational activities. Some of the recreational activities include hiking, biking, backpacking, boating, and water sports. Consumers purchase the Trimble Outdoors product through our wireless operator partners which include Sprint-Nextel, SouthernLINC Wireless and Boost Mobile.

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

Representative products sold by this segment include:

GPS Receiver Modules – The Lassen®, Copernicus® , CondorTM and PandaTM families of GPS modules are full-function GPS modules in a variety of form factors, some smaller than your fingertip.

TrimTrac Locator – Our TrimTrac® product is a complete end user device that combines GPS functionality with global system for mobile communications (GSM) wireless communications. In 2006, we added to the TrimTrac locator full quad-band GSM and general packet radio service (GPRS) support along with several important application level features. The device is suitable for high volume personal vehicle and commercial asset management applications that demand a low-cost locator.

TM3000 Asset Tracking Device – Our TM3000 product is a flexible, open platform that enables a broad range of applications such as: fleet management, mobile asset tracking and recovery and driver monitoring and assistance.  This device integrates wireless communications, a positioning function and an application engine in a package designed to improve the profits for service-focused businesses.

Thunderbolt GPS Disciplined Clock – Our Thunderbolt® clock is a fifth-generation product from our GPS Timing and Synchronization division, which outputs precision time and frequency.  It also serves as the architectural basis for GPS disciplined clocks sold to manufacturers of CDMA and WiMax infrastructure.

Applanix POS/AV System – Our integrated GPS/inertial system for airborne surveying measures aircraft position to an accuracy of a few centimeters and aircraft attitude (angular orientation) to an accuracy of 30 arc seconds or better. This system is typically interfaced to large format cameras and scanning lasers for producing geo-referenced topographic maps of the terrain.

Applanix DSS Digital Sensor System – Our digital airborne imaging solution  produces high-resolution orthophoto map products.  Certified by the USGS, the system consists of a mapping grade digital camera that is tightly integrated with a GNSS/Inertial system, flight management system (FMS) and processing software for automatic geo-referencing of each pixel. Our DSS can be used stand-alone or integrated with other airborne mapping sensors. Our DSS has been used by organizations worldwide in a variety of market segments that include ortho mapping, utility and transportation corridor mapping and rapid response applications.

Force 524D Module – This dual frequency, embedded GPS module is used in a variety of military airborne applications.

Trimble Outdoors Service – Our trip planning and navigation software works with GPS-enabled cell phones and conventional GPS receivers. This software enables consumers to research specific trips on-line as part of trip pre-planning. In addition, users are able to share outdoor and off-road experiences on-line with their friends and family.

Acquisitions and Joint Ventures

Our growth strategy is centered on developing and marketing innovative and complete value-added solutions to our existing customers, while also marketing them to new customers and geographic regions. In some cases, this has led to partnering with or acquiring companies that bring technologies, products or distribution capabilities that will allow us to establish a market beach head, penetrate a market more effectively, or develop solutions more quickly than if we had done so solely through internal development. Since 1999, this has led us to form four joint ventures and acquire thirty seven companies through the end of fiscal 2008.  Most of these acquisitions have been small, both in dollar terms and in number of people added to the Trimble employee base.  No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results.  The following companies and joint ventures were acquired or formed during fiscal 2008 and are combined in the results of operations since the date of acquisition or formation:

Rawson Control Systems

On December 3, 2008, we acquired the assets of privately-held Rawson Control Systems based in Oelwein, Iowa. Rawson manufactures hydraulic and electronic controls for the agriculture equipment industry, including variable rate planter drives and controllers, variable rate fertilizer controllers, mechanical remote electric control valves and speed reducers.  Rawson Control Systems’ performance is reported under our Field Solutions business segment.

FastMap and GeoSite

On November 28, 2008, we acquired the FastMap and GeoSite software assets from Korec, a privately-held Trimble distributor serving the United Kingdom and Ireland. FastMap and GeoSite performance is reported under our Engineering and Construction and Field Solutions business segments, respectively.

Callidus Precision Systems

On November 28, 2008, we acquired the assets of privately-held Callidus Precision Systems GmbH of Halle, Germany. Callidus is a provider of 3D laser scanning solutions for the industrial market. Callidus performance is reported under our Engineering and Construction business segment.

Toposys

On November 13, 2008, we acquired TopoSys GmbH of Biberach an der Riss, Germany. TopoSys is a leading provider of aerial data collection systems comprised of LiDAR and metric cameras. TopoSys’s performance is reported under our Engineering and Construction business segment.

TruCount

On October 30, 2008, we acquired the assets of privately-held TruCount, Inc., of Ames, Iowa. TruCount is a leading manufacturer of air and electric clutches that automate individual planter row shut-off. TruCount’s performance is reported under our Field Solutions business segment.

RolleiMetric

On October 20, 2008, we acquired the assets of RolleiMetric from Rollei GmbH of Braunschweig, Germany. RolleiMetric is a leading provider of metric camera systems for aerial imaging and terrestrial close range photogrammetry. RolleiMetric is reported within our Engineering and Construction business segment.

VirtualSite Solutions

On October 3, 2008, VirtualSite Solutions (VSS), a joint venture formed by Caterpillar and us began operations.  We contributed $7.8 million in exchange for a 65% ownership and Caterpillar contributed $4.2 million for a 35% ownership in VSS.  VSS develops software for fleet management and connected worksite solutions for both Caterpillar and us, and in turn, sells software subscription services to Caterpillar and us, which we both sell through our respective distribution channels.  For financial reporting purposes, VSS’s assets and liabilities are consolidated with ours, as are its results of operations, which are reported under our Engineering and Construction segment.  Caterpillar’s 35% interest is included in our Consolidated Financial Statements as minority interests in consolidated subsidiaries.

SECO

On July 29, 2008, we acquired privately-held SECO Manufacturing Company of Redding, California. SECO is a leading manufacturer of accessories for the geomatics, surveying, mapping, and construction industries.  SECO’s performance is reported under our Engineering and Construction business segment.

Géo-3D

On January 22, 2008, we acquired privately-held Géo-3D Inc. of Montreal, Canada. Géo-3D is a leader in roadside infrastructure asset inventory solutions.  Géo-3D’s performance is reported under our Engineering and Construction business segment.

Crain Enterprises

On January 8, 2008, we acquired privately-held Crain Enterprises, Inc. of Mound City, Illinois. Crain is a leading manufacturer of accessories for the geomatics, surveying, mapping, and construction industries.  Crain Enterprises is reported under our Engineering and Construction business segment.

Patents, Licenses and Intellectual Property

We hold approximately 720 U.S. issued and enforceable patents and approximately 121 non-U.S. patents, the majority of which cover GPS technology and other applications such as optical and laser technology.

We prefer to own the intellectual property used in our products, either directly or through subsidiaries. From time to time we license technology from third parties.

There are approximately 236 trademarks registered to Trimble and its subsidiaries including "Trimble," "AgGPS," “Spectra Precision,” and "GeoExplorer," among others that are registered in the United States and other countries. Additional trademarks are pending registration.

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

During fiscal 2008, sales to customers in the United States represented 49%, Europe represented 25%, Asia Pacific represented 14%, and other regions represented 12% of our total revenue. During fiscal 2007, sales to customers in the United States represented 50%, Europe represented 27%, Asia Pacific represented 12%, and other regions represented 11% of our total revenue. During fiscal 2006, sales to customers in the United States represented 54%, Europe represented 25%, Asia Pacific represented 12%, and other regions represented 9% of our total revenue.

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

Seasonality of Business

*   Our individual segment revenue may be affected by seasonal buying patterns. Typically, the second fiscal quarter has been the strongest quarter for the Company driven by the construction buying season.

Backlog

In most of our markets, the time between order placement and shipment is short.  Orders are generally placed by customers on an as-needed basis.  In general, customers may cancel or reschedule orders without penalty.  For these reasons, we do not believe that orders are an accurate measure of backlog and, therefore, we believe that backlog is not a meaningful indicator of future revenue or material to understanding our business.

Manufacturing

Manufacturing of many of our GPS products is subcontracted to Flextronics International Limited. We utilize Flextronics for all of our Component Technologies products, and for some of our Construction and Survey, Field Solutions, and Mobile Solutions products. We also utilize Flextronics for our high-end GPS products and new product introduction services. Flextronics is responsible for substantially all material procurement, assembly, and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice.

We manufacture laser and optics-based products at our plants in Dayton, Ohio; Danderyd, Sweden; Jena and Kaiserslautern, Germany; and Shanghai, China. Some of these products or portions of these products are also subcontracted to third parties for assembly.

Our design and manufacturing sites in Dayton, Ohio; Sunnyvale, California; Danderyd, Sweden; and Jena and Kaiserslautern, Germany are registered to ISO9001:2000, covering the design, production, distribution, and servicing of all our products.

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

Our research and development expenditures, net of reimbursed amounts were $148.3 million for fiscal 2008, $131.5 million for fiscal 2007, and $103.8 million for fiscal 2006.

* We expect to continue investing in research and development with the goal of maintaining or improving our competitive position, as well as the goal of entering new markets.

Employees

As of January 2, 2009, we employed 3,940 employees, including 24% in manufacturing, 29% in engineering, 35% in sales and marketing, and 12% in general and administrative positions. Approximately 43% of employees are in locations outside the United States.

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

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:

Trimble Navigation Limited
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations   Telephone: 408-481-8000

Executive Officers

The names, ages, and positions of the Company's executive officers as of February 21, 2009 are as follows:

Name	Age	Position
Steven W. Berglund	57	President and Chief Executive Officer
Rajat Bahri	44	Chief Financial Officer
Rick Beyer	51	Vice President
Bryn A. Fosburgh	46	Vice President
Mark A. Harrington	53	Vice President
Jürgen Kliem	51	Vice President
James A. Kirkland	49	Vice President and General Counsel
Julie Shepard	51	Vice President, Finance
Dennis L. Workman	64	Vice President and Chief Technical Officer

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

Rajat Bahri – Rajat Bahri joined Trimble as chief financial officer in January 2005.  Prior to joining Trimble, Mr. Bahri served for more than 15 years in various capacities within the financial organization of several subsidiaries of Kraft Foods, Inc. and General Foods Corporation.  Most recently, he served as the chief financial officer for Kraft Canada, Inc.  From June 2000 to June 2001, he served as chief financial officer of Kraft Pizza Company.  From 1997 to 2000, Mr. Bahri was Operations Controller for Kraft Jacobs Suchard Europe. Mr. Bahri holds a Bachelor of Commerce from the University of Delhi in 1985 and an M.B.A. from Duke University in 1987. In 2005, he was elected to the board of STEC, Inc., a memory storage manufacturer.

Richard A. Beyer – Rick Beyer joined Trimble in March 2004 as president of Trimble Mobile Solutions and in May 2006, Mr. Beyer was appointed a vice president of Trimble.  In October 2007 his role was expanded to include responsibility for a number of Trimble’s mobile solutions business divisions. Prior to joining Trimble, Mr. Beyer held senior executive positions within the wireless mobile solutions industry since 1987. Part of the original senior executive team that launched Qualcomm's OmniTRAC's mobile satellite communication solution, Mr. Beyer also held the positions of general manager at Rockwell Collins, on-board computing division, from 1994 to 1995; executive vice president of Norcom Networks from 1995 to 1999; president of Husky Technologies, now part of Itronix, from 1999 to 2000; and CEO of TracerNet, which was acquired by Trimble, from 2002 to 2004. Mr. Beyer holds a B.A. from Olivet College.

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

Jürgen Kliem – Jürgen Kliem was appointed vice president of strategy and business development in October 2008. From 2002 to 2008, Mr. Kliem served as general manager of Trimble’s Survey Division.  Mr. Kliem joined Trimble in July 2000 as part of the Spectra Precision acquisition. From 2000 to 2002, he was responsible for the Engineering and Construction segment’s European operations. Prior to Spectra Precision, Mr. Kliem held various leadership roles at Geotronics, a company acquired by Spectra Precision, directing the European sales and marketing activities. Before joining Geotronics, Mr. Kliem worked in a privately-held surveying firm addressing cadastral, construction, plant and engineering projects.  Mr. Kliem received a Diplom Ingenieur degree from the University of Essen, Germany in 1982.

James A. Kirkland – James A. Kirkland joined Trimble as vice president and general counsel in July 2008. Prior to joining Trimble, he worked for SpinVox Ltd. from October 2007 to January 2008 as Senior Vice President, Corporate Development.  From October 2003 to September 2007, he served as general counsel and executive vice president, strategic development at Covad Communications. Mr. Kirkland also served as senior vice president of spectrum development and general counsel at Clearwire Technologies, Inc. from March 2001 to October 2003. Mr. Kirkland began his career in 1984 as an associate at Mintz Levin and in 1992 he was promoted to partner. Mr. Kirkland received his BA from Georgetown University in Washington, D.C. in 1981 and his J.D. from Harvard Law School in 1984.

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

Dennis L. Workman – Dennis Workman has served as vice president of various business divisions, currently including Component Technologies and Applanix since September 1999.  He was appointed Trimble’s chief technical officer in March 2006.   From 1998 to 1999, Mr. Workman was senior director and chief technical officer of the newly formed Mobile and Timing Technologies business group, also serving as general manager of Trimble's Automotive and Timing group.  In 1997, he was director of engineering for Software & Component Technologies. Mr. Workman joined Trimble in 1995 as director of the newly created Timing vertical market.  Prior to Trimble, Mr. Workman held various senior-level technical positions at Datum Inc. During his nine year tenure at Datum, he held the position of CTO.  Mr. Workman received a B.S. in mathematics and physics from St. Mary’s College in 1967.

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

The Company’s operations and performance depend on worldwide economic conditions and their impact on levels of business spending, which have deteriorated significantly in many countries and regions and may remain depressed for the foreseeable future. Uncertainties in the financial and credit markets have caused our customers to postpone purchases, and continued uncertainties may reduce future sales of our products and services.  Continued adverse economic conditions are likely to depress tax revenue of federal, state and local government entities, which are significant purchasers of the Company’s products. Protectionist trade measures that may be adopted in response to the economic downturn could reduce demand for our products and services overseas. With the exception of our Mobile Solutions and Advanced Devices segments, our products are generally sold through a dealer channel, and our dealers depend on the availability of credit to finance purchases of our products for their inventory.

Customer collections are our primary source of cash.  While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate we may experience increased collection times or greater write-offs, which could have a material adverse effect on our cash flow.  In addition, the Company's results may be adversely affected if the Company is unable to market, manufacture and ship new products. Any write-off of goodwill could also negatively impact our financial results.  Finally, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

Our Inability to Accurately Predict Orders and Shipments May Subject Our Results of Operations to Significant Fluctuations From Quarter to Quarter

We have not been able in the past to consistently predict when our customers will place orders and request shipments so that we cannot always accurately plan our manufacturing requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expense and build excess inventory, which may require additional reserves and allowances. Accordingly, we have limited visibility into future changes in demand and our results of operations may be subject to significant fluctuations from quarter to quarter.

Our Operating Results in Each Quarter May Be Affected by Special Conditions, such as Seasonality, Late Quarter Purchases, Weather, and Other Potential Issues

Due in part to the buying patterns of our customers, a significant portion of our quarterly revenue occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter, although our operating expense tends to remain fairly predictable. Engineering and construction purchases tend to occur in early spring, and governmental agencies tend to utilize funds available at the end of the government’s fiscal year for additional purchases at the end of our third fiscal quarter in September of each year. Concentrations of orders sometimes also occur at the end of our other two fiscal quarters. Additionally, a majority of our sales force earns commissions on a quarterly basis which may cause concentrations of orders at the end of any fiscal quarter. It could harm our operating results if for any reason expected sales are deferred, orders are not received, or shipments are delayed a few days at the end of a quarter.

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

In addition, we rely on specific suppliers for a number of our critical components. We have experienced shortages of components in the past. Our current reliance on specific or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, reduced control over pricing, and economic conditions which may adversely impact the viability of our suppliers. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand as well as our operating results.

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

We Are Dependent on New Products and if We are Unable to Successfully Introduce Them Into The Market Our Customer Base May Decline or Fail to Grow as Anticipated

Our future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products, and achieve market acceptance of such products. We may incur problems in the future in innovating and introducing new products. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. If we are unable to introduce new products, if other companies develop similar technology products, or if we do not develop compelling new products, our number of customers may not grow as anticipated, or may decline, which could harm our operating results.

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

The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. We recognize that as new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to withdraw products from the market, take a license from such patent holders, or redesign our products. We do not believe any of our products currently infringe patents or other proprietary rights of third parties, but we cannot be certain they do not do so. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which harm our results of operations and financial condition.

Investing in and Integrating New Acquisitions Could be Costly and May Place a Significant Strain on Our Management Systems and Resources Which Could Negatively Impact Our Operating Results

We have recently acquired a number of companies, and intend to continue to acquire other companies. Acquisitions of companies entail numerous risks, including:

·	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;
·	loss of key employees of acquired operations;
·	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;
·	the potential disruption of our ongoing business;
·	unanticipated expense related to acquisitions; including significant transactions costs which under the new accounting rules, are required to be expensed rather than capitalized;
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

As a result of such acquisitions, we have significant assets that include goodwill and other purchased intangibles. The testing of this goodwill and intangibles for impairment under established accounting guidelines requires significant use of judgment and assumptions. Changes in business conditions could require adjustments to the valuation of these assets. In addition, losses incurred by a company in which we have an investment may have a direct impact on our financial statements or could result in our having to write-down the value of such investment. Any such problems in integration or adjustments to the value of the assets acquired could harm our growth strategy, and could be costly and place a significant strain on our management systems and resources.

Our Products May Contain Errors or Defects, which Could Result in Damage to Our Reputation, Lost Revenue, Diverted Development Resources and Increased Service Costs, Warranty Claims, and Litigation

We warrant that our products will be free of defect for various periods of time, depending on the product. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return or obtain credits for products and inventory, or to cancel outstanding purchase orders even if the products themselves are not defective.

We must develop our products quickly to keep pace with the rapidly changing market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released. In general, our products may not be free from errors or defects after commercial shipments have begun, which could result in damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs and warranty claims and litigation.

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

Any ITU or local reallocation of radio frequency bands, including frequency band segmentation or sharing of spectrum, may materially and adversely affect the utility and reliability of our products. Many of our products use other radio frequency bands, together with the GNSS signal, to provide enhanced GNSS capabilities, such as real-time kinematics precision. The continuing availability of these non-GNSS radio frequencies is essential to provide enhanced GNSS products to our precision survey, agriculture and construction machine controls markets. Any regulatory changes in spectrum allocation or in allowable operating conditions could have a material adverse effect on our business, results of operations, and financial condition.

We have certain products, such as GPS RTK systems, and surveying and mapping systems that use integrated radio communication technology requiring access to available radio frequencies allocated to local government.  Some bands are experiencing congestion. In the U.S., the FCC announced that it will require migration of radio technology from wideband to narrowband operations in these bands. The rules require migration of users to narrowband channels by 2011. In the meantime, congestion could cause FCC coordinators to restrict or refuse licenses. An inability to obtain access to these radio frequencies by end users could have a material adverse effect on our business, results of operations, and financial condition.

Many of Our Products Rely on GNSS technology, the GPS, and other Satellite Systems, Which May Become Inoperable and Result in Lost Revenue

GNSS technology, GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage.  Many of the GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 30 satellites in place, some have already been in operation for more than 12 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites may impair the current utility of the GPS system and the growth of current and additional market opportunities.

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

The European community has begun development of an independent radio navigation satellite system, known as Galileo. We have access to the preliminary signal design, which is subject to change and which requires a commercial license from Galileo authorities. Although an operational Galileo system is several years away, if we are unable to develop a timely commercial product, or obtain a timely commercial license, it could result in lost revenue which could harm our results of operations and financial condition.

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

Our Debt Could Adversely Affect Our Cash Flow and Prevent Us from Fulfilling Our Financial Obligations

We have an existing unsecured revolving credit agreement, under which we have an ability to borrow an aggregate amount of up to $300 million.  As of January 2, 2009, $151.0 million was outstanding under this line of credit. Debt incurred under this agreement could have important consequences, such as:

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

We Face Competition in Our Markets Which Could Decrease Our Revenue and Growth Rates or Impair Our Operating Results and Financial Condition

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GPS, optical and laser suppliers and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants, particularly from emerging markets such as China and India. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could decrease our revenue and growth rates or impair our operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

We Are Subject to the Impact of Governmental and Other Similar Certifications and Failure to Obtain the Requisite Certifications Could Harm Our Operating Results

We market certain products that are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European community. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results. Also, some of our products that use integrated radio communication technology require product type certification and some products require an end user to obtain licensing from the FCC for frequency-band usage. These are secondary licenses that are subject to certain restrictions. An inability or delay in obtaining such certifications or changes to the rules by the FCC could adversely affect our ability to bring our products to market which could harm our customer relationships and therefore, our operating results. Any failure to obtain the requisite certifications could also harm our operating results.

The Volatility of Our Stock Price Could Adversely Affect Your Investment in Our Common Stock

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2008, our stock price ranged from $14.43 to $41.42, on a post-split basis.  We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

·	announcements and rumors of developments related to our business or the industry in which we compete;
·	quarterly fluctuations in our actual or anticipated operating results and order levels;
·	general conditions in the worldwide economy;
·	acquisition announcements;
·	new products or product enhancements by us or our competitors;
·	developments in patents or other intellectual property rights and litigation;
·	developments in our relationships with our customers and suppliers; and
·	any significant acts of terrorism.

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

Changes in Our Effective Tax Rate May Reduce Our Net Income in Future Periods

A number of factors may increase our future effective tax rates, including:

·	the jurisdictions in which profits are determined to be earned and taxed;
·	the resolution of issues arising from tax audits with various tax authorities;
·	changes in the valuation of our deferred tax assets and liabilities;
·	increases in expense not deductible for tax purposes, including write-offs of acquired in-process
R&D and impairments of goodwill in connection with acquisitions;
·	changes in available tax credits;
·	changes in share-based compensation;
·	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles;
·	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes; and
·	challenges to the transfer pricing policies related to our global supply chain management structure.

The Company is currently in various stages of multiple year examinations by federal, state, and foreign taxing authorities, including an audit of its 2005 through 2007 tax years by the U.S. Internal Revenue Service (IRS).  If the IRS or the taxing authorities of any other jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings would be adversely affected. In addition, proposals for changes in U.S. tax laws that may be considered or adopted in the future could subject the Company to higher taxes or result in changes to tax law provisions that currently provide favorable tax treatment.

Item 1B.   Unresolved Staff Comments.

None

Item 2.   Properties.

The following table sets forth the significant real property that we own or lease as of February 21, 2009:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Sunnyvale, California	All	160,000	Leased, expiring in 2012 3 buildings
Huber Heights (Dayton), Ohio	Engineering & Construction Field Solutions Mobile Solutions	150,000 57,200 55,200	Owned, no encumbrances Leased, expiring in 2011 Leased, expiring in 2009
Westminster, Colorado	Engineering & Construction, Field Solutions	86,000	Leased, expiring in 2013
Corvallis, Oregon	Engineering & Construction	20,000 38,000	Owned, no encumbrances Leased, expiring in 2009
Richmond Hill, Canada	Advanced Devices	50,200	Leased, expiring in 2010
Danderyd, Sweden	Engineering & Construction	93,900	Leased, expiring in 2010
Christchurch, New Zealand	Engineering & Construction, Mobile Solutions, Field Solutions	65,000	Leased, expiring in 2010 2 buildings
Fremont, California (@Road)	Mobile Solutions	102,544	Leased, expiring in 2010 2 buildings
Chennai, India (@Road)	Mobile Solutions	37,910	Leased, expiring in 2012

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ under the symbol "TRMB."  The table below sets forth, during the periods indicated, the high and low per share sale prices for our common stock as reported on the NASDAQ.

	2008		2007
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
First quarter	$30.97	$21.47	$57.41	$25.47
Second quarter	41.42	26.09	32.65	26.83
Third quarter	36.34	27.66	41.33	32.24
Fourth quarter	28.04	14.43	43.15	30.40

Stock Repurchase Program

In January 2008, our board of directors authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing us to repurchase up to $250 million of Trimble’s common stock under this program. We repurchased approximately 4,243,000 shares of common stock in open market purchases at an average price of $29.67 per share in 2008.  The total purchase price of $125.9 million was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings.  Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.  All common shares repurchased under this program have been retired. As of January 2, 2009, the 2008 Stock Repurchase Program had remaining authorized funds of $124.1 million.  The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions.  The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

The following table provides information relating to our purchases of equity securities for the fourth quarter of fiscal 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

September 27, 2008 – October 31, 2008	-	-	-	$134,149,431
October 31, 2008 – November 28, 2008	357,617	$19.35	357,617	127,231,086
November 29, 2008 – January 2, 2009	178,759	17.45	178,759	124,111,572
Total Activities	536,376	$18.71	536,376

As of February 27, 2009, there were approximately 961 holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this Annual Report on Form 10-K. At this time, we intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Under the existing terms of our credit facility, we are allowed to pay dividends and repurchase shares of our common stock without limitation so long as no default or unmatured default then existed, the leverage ratio for the two most recently completed periods was less than 2.00:1.00 and after giving pro forma effect to such dividend or share repurchase, the leverage ratio will be less than 2.00:1.00. Should the leverage ratio be equal to or greater than 2.00:1.00 without exceeding a leverage ratio of 3.00:1.00, we can pay dividends and repurchase shares of our common stock in any twelve (12) month period, in an aggregate amount equal to fifty percent (50%) of net income (plus, to the extent deducted in determining net income for such period, non-cash expenses in respect of stock options) for the previous twelve-month period, plus an additional $50 million over the term of the credit facility subject to pro forma compliance with our fixed charge coverage ratio covenant. Otherwise, dividends and share repurchases are restricted by our Credit Agreement.

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

	January 2,	December 28,	December 29,	December 30,	December 31,
As of And For the Fiscal Years Ended	2009	2007	2006	2005	2004
(Dollar in thousands, except per share data)

Revenue	$1,329,234	$1,222,270	$940,150	$774,913	$668,808
Gross margin	$649,136	$612,905	$461,081	$389,805	$324,810
Gross margin percentage	48.8%	50.1%	49.0%	50.3%	48.6%
Income from continuing operations	$141,472	$117,374	$103,658	$84,855	$67,680
Net income	$141,472	$117,374	$103,658	$84,855	$67,680
Per common share (1):
Net income (1)
- Basic	$1.17	$0.98	$0.94	$0.80	$0.66
- Diluted	$1.14	$0.94	$0.89	$0.75	$0.62
Shares used in calculating basic earnings per share (1)	120,714	119,280	110,044	106,432	102,326
Shares used in calculating diluted earnings per share (1)	124,235	124,410	116,072	113,638	109,896
Cash dividends per share	$-	$-	$-	$-	$-

Total assets	$1,635,016	$1,539,359	$983,477	$749,265	$657,975
Non-current portion of long term debt and other non-current liabilities	$213,017	$116,692	$28,000	$19,474	$38,226

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under "Risks Factors." We have attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs containing such material.

EXECUTIVE LEVEL OVERVIEW

Trimble’s focus is on combining positioning technology with wireless communication and application capabilities to create system-level solutions that enhance productivity and accuracy for our customers. The majority of our markets are end-user markets, including engineering and construction firms, governmental organizations, public safety workers, farmers and companies who must manage fleets of mobile workers and assets. In our Advanced Devices segment, we also provide components to original equipment manufacturers to incorporate into their products.  In the end user markets, we provide a system that includes a hardware platform that may contain software and customer support. Some examples of our solutions include products that automate and simplify the process of surveying land, products that automate the utilization of equipment such as tractors and bulldozers, products that enable a company to manage its mobile workforce and assets, and products that allow municipalities to manage their fixed assets. In addition, we also provide software applications on a stand-alone basis. For example, we provide software for project management on construction sites.

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

Reinforcing our position in existing markets

* We believe these markets provide us with additional, substantial potential for substituting our technology for traditional methods. We are continuing to develop new products and to strengthen our distribution channels in order to expand our market opportunity. In our Field Solutions Segment, we introduced the AgGPS EZ-Guide 250 Lightbar Guidance System, GPS Pathfinder ProXRT Receiver, Trimble GeoExplorer 2008 Series and the new Juno™ Series.   We announced that the City of Joliet, Illinois Public Utilities Department and the Baton Rouge Water Company in Louisiana selected Trimble’s Fieldport software to enhance utility field operations. In our Engineering and Construction segment, we introduced the Trimble MEP layout solution, Trimble Coastal Center™ Software, and Trimble NetR8™ GNSS Reference Receiver. We also introduced further enhancements to our complete surveying portfolio as part of its Connected Site™ solutions: new models of the Trimble S8 Total Station with options for monitoring and tunneling applications; a new version of Trimble Business Center; a scalable Trimble VX Spatial Station; and improved field to office solutions for German surveyors. In our Mobile Solutions segment, we announced that Carrier Corporation is rolling out Trimble's Mobile Resource Management (MRM) solution within its fleet. All of these products strengthened our competitive position and created new value for the user.

Extending our position in existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to existing users. In our Field Solutions segment, we introduced Agriculture Manager™ Asset Management System AgGPS EZ-Office™ Software. In our Engineering and Construction segment, we introduced new products, such as a new sensor for the Trimble CCS900 Compaction Control System that provides real-time material density information to earthworks operators. We were also chosen to supply Trimble VRS™  technology to establish a nationwide GNSS infrastructure network for Turkey called CORS-TR (Continuous Operating Reference Station-Turkey or TUSAGA AKTIF) and the Republic of Croatia called the CROatian POsitioning System (CROPOS).  We launched Trimble VRS Now™ Service in Madrid, Spain and in the state of Florida to provide surveyors, civil engineers and geospatial professionals in the area with instant access to real-time kinematic (RTK) GNSS corrections without the need for a base station.  These are all examples of bringing new products to existing markets.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our efforts in Africa, China, India, the Middle-East and Russia reflected improving financial results.  We announced a GPS software technology licensing agreement with Marvell, a leader in the development of storage, communications and consumer silicon. The licensing agreement will enable Marvell to provide customers with comprehensive GPS solutions based on innovative architectures that are tailored for high performance and low overall system power consumption.

Entering new market segments

* During 2008 we acquired companies, technologies or introduced new product categories that have allowed us to enter new market segments. In our Engineering and Construction segment, we acquired two accessory companies, Crain and SECO, whose products complement our existing construction product offerings.  Additionally, we acquired three companies, Géo-3D, RolleiMetric and Toposys, which through new product offerings, expand the emerging Geospatial markets.  In our Field Solutions segment, we acquired TruCount and Rawson Control Systems, which through new products, expand our agricultural market segment. We also acquired the FastMap and GeoSite software assets from Korec, which expand our GIS solutions.

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

We apply EITF Issue 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," for hosted arrangements which the customer does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Subscription revenue related to our hosted arrangements is recognized ratably over the contract period. Upfront fees for our hosted solution primarily consist of amounts for the in-vehicle enabling hardware device and peripherals, if any. For upfront fees relating to proprietary hardware where the firmware is more than incidental to the functionality of the hardware in accordance with SOP No. 97-2, “Software Revenue Recognition,” we defer the upfront fees at installation and recognize them ratably over the minimum service contract period, generally one to five years. Product costs are also deferred and amortized over such period.

In accordance with EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” when a non-software sale involves multiple elements the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element is met.

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts and sales returns reserve, was $204.3 million as of January 2, 2009, as compared with $239.9 million as of December 28, 2007. The allowance for doubtful accounts was $6.0 million and $5.2 million as of January 2, 2009 and December 28, 2007, respectively.  We evaluate ongoing collectibility of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

A reserve for sales returns is established based on historical trends in product return rates experienced in the ordinary course of business. The reserve for sales returns as of January 2, 2009 and December 28, 2007 was $1.8 million and $1.7 million, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation

Our inventories, net balance was $160.9 million as of January 2, 2009 as compared with $143.0 million as of December 28, 2007. Our inventory allowances as of January 2, 2009 were $29.8 million, as compared with $29.6 million as of December 28, 2007. Our inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.  Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired balances.  Factors influencing these adjustments include decline in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required.

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

Our valuation allowance is attributable to, primarily, acquisition related net operating loss and research and development credit carryforwards.  Management believes that it is more likely than not that we will not realize these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts.  When SFAS 141(R), “Business Combinations”, becomes effective, any valuation allowance adjustment associated with an acquisition that closed prior to January 3, 2009 (and after the measurement period) will be recorded through income tax expense whereas the current accounting treatment (under SFAS 141) would require any adjustment to be recognized through the purchase price.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible, identifiable intangible assets, and in-process research and development acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog and trademarks.  Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one to twelve years with a weighted average useful life of 6.5 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

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

Warranty Costs

The liability for product warranties was $13.3 million as of January 2, 2009, as compared with $10.8 million as of December 28, 2007. We accrue for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on our behalf. Our expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment.  The products sold are generally covered by a warranty for periods ranging from 90 days to three years, and in some instances up to 5.5 years.

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

Stock-Based Compensation

Beginning in fiscal 2006, we adopted Statement of Financial Accounting  Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, based on estimated fair values. Stock-based compensation expense recognized in our Consolidated Statements of Income for fiscal 2008, 2007 and 2006 includes compensation expense for awards granted prior to, but not yet vested as of December 30, 2005 based on the grant date fair value estimated using the Black-Scholes options-pricing model in accordance with the provisions of SFAS 123 and compensation expense for awards granted subsequent to December 30, 2005 based on the grant date fair value estimated using a binomial valuation model in accordance with the provisions of SFAS 123(R). The fair value of rights to purchase shares under stock participation plans was estimated using the Black-Scholes option-pricing model.

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

Beginning in fiscal 2006, our expected stock price volatility for stock purchase rights has been based on implied volatilities of traded options on our stock and our expected stock price volatility for stock options is based on a combination of our historical stock price volatility for the period commensurate with the expected life of the stock option and the implied volatility of traded options.  The use of implied volatilities was based upon the availability of actively traded options on our stock with terms similar to our awards and also upon our assessment that implied volatility is more representative of future stock price trends than historical volatility.  However, because the expected life of our stock options is greater than the terms of our traded options, we used a combination of our historical stock price volatility commensurate with the expected life of our stock options and implied volatility of traded options.

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

Because stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.

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

See Note 2 and Note 14 to the Consolidated Financial Statements for additional information.

RECENT BUSINESS DEVELOPMENTS

The following companies and joint ventures were acquired or formed during fiscal 2008 and are combined in our results of operations since the date of acquisition or formation:

Rawson Control Systems

On December 3, 2008, we acquired the assets of privately-held Rawson Control Systems based in Oelwein, Iowa. Rawson manufactures hydraulic and electronic controls for the agriculture equipment industry, including variable rate planter drives and controllers, variable rate fertilizer controllers, mechanical remote electric control valves and speed reducers.  Rawson Control Systems’ performance is reported under our Field Solutions business segment.

FastMap and GeoSite

On November 28, 2008, we acquired the FastMap and GeoSite software assets from Korec, a privately-held Trimble distributor serving the United Kingdom and Ireland. FastMap and GeoSite performance is reported under our Engineering and Construction and Field Solutions business segments, respectively.

Callidus Precision Systems

On November 28, 2008, we acquired the assets of privately-held Callidus Precision Systems GmbH of Halle, Germany. Callidus is a provider of 3D laser scanning solutions for the industrial market. Callidus performance is reported under our Engineering and Construction segment.

Toposys

On November 13, 2008, we acquired TopoSys GmbH of Biberach an der Riss, Germany. TopoSys is a leading provider of aerial data collection systems comprised of LiDAR and metric cameras. TopoSys’s performance is reported under our Engineering and Construction business segment.

TruCount

On October 30, 2008, we acquired the assets of privately-held TruCount, Inc., of Ames, Iowa. TruCount is a leading manufacturer of air and electric clutches that automate individual planter row shut-off. TruCount’s performance is reported under our Field Solutions business segment.

RolleiMetric

On October 20, 2008, we acquired the assets of RolleiMetric from Rollei GmbH of Braunschweig, Germany. RolleiMetric is a leading provider of metric camera systems for aerial imaging and terrestrial close range photogrammetry. RolleiMetric is reported within our Engineering and Construction business segment.

VirtualSite Solutions

On October 3, 2008, VirtualSite Solutions (VSS), a joint venture formed by Caterpillar and us began operations.  We contributed $7.8 million in exchange for a 65% ownership and Caterpillar contributed $4.2 million for a 35% ownership in VSS.  VSS develops software for fleet management and connected worksite solutions for both Caterpillar and us, and in turn, sells software subscription services to Caterpillar and us, which we both sell through our respective distribution channels.  For financial reporting purposes, VSS’s assets and liabilities are consolidated with ours, as are its results of operations, which are reported under our Engineering and Construction segment.  Caterpillar’s 35% interest is included in our Consolidated Financial Statements as minority interests in consolidated subsidiaries.

SECO

On July 29, 2008, we acquired privately-held SECO Manufacturing Company of Redding, California. SECO is a leading manufacturer of accessories for the geomatics, surveying, mapping, and construction industries.  SECO’s performance is reported under our Engineering and Construction business segment.

Géo-3D

On January 22, 2008, we acquired privately-held Géo-3D Inc. of Montreal, Canada. Géo-3D is a leader in roadside infrastructure asset inventory solutions.  Géo-3D’s performance is reported under our Engineering and Construction business segment.

Crain Enterprises

On January 8, 2008, we acquired privately-held Crain Enterprises, Inc. of Mound City, Illinois. Crain is a leading manufacturer of accessories for the geomatics, surveying, mapping, and construction industries.  Crain Enterprises is reported under our Engineering and Construction business segment.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(Dollars in thousands)

Total consolidated revenue	$1,329,234	$1,222,270	$940,150
Gross margin	$649,136	$612,905	$461,081
Gross margin %	48.8%	50.1%	49.0%
Total consolidated operating income	$185,460	$178,267	$135,366
Operating income %	14.0%	14.6%	14.4%

Basis of Presentation

We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2008 was January 2, 2009.  Fiscal 2008 was a 53-week year. Fiscal 2007 and 2006 were both 52-week years.

Revenue

In fiscal 2008, total revenue increased by $107.0 million, or 9%, to $1.33 billion from $1.22 billion in fiscal 2007. The increase in fiscal 2008 was due to stronger performances in the Field Solutions and Mobile Solutions segments. Engineering and Construction revenue decreased $1.6 million, or 0.2%; Field Solutions increased $100.1 million, or 50%; Mobile Solutions increased $9.4 million, or 6%; and Advanced Devices decreased $0.9 million, or 1%, as compared to fiscal 2007.  In fiscal 2008, revenue growth was primarily driven by new products, a strong agricultural environment, as well as the impact of acquisitions partially offset by softness in European and U.S. markets in Engineering and Construction.

* Although revenue increased by 17% on a year over year basis for the first nine months of the year, our revenue in the fourth quarter declined by 14% over the corresponding quarter in the prior year.  Although we have limited visibility into fiscal 2009, due to the current economic crisis, we expect that there will be continued softness in our revenue in the first quarter of 2009 as compared to the corresponding period in the prior year, particularly in our Engineering and Construction segment.

In fiscal 2007, total revenue increased by $282.1 million, or 30%, to $1.22 billion from $940.2 million in fiscal 2006. The increase in fiscal 2007 was due to stronger performances across all our operating segments. Engineering and Construction revenue increased $106.2 million, or 17%; Field Solutions increased $61.4 million, or 44%; Mobile Solutions increased $96.8 million, or 159%; and Advanced Devices increased $17.7 million, or 17%, as compared to fiscal 2006.  Revenue growth within these segments was primarily driven by new products, a robust agricultural environment, strong international growth, as well as the impact of acquisitions, partially offset by regional pockets of softness in the U.S. markets.

* During fiscal 2008, sales to customers in the United States represented 49%, Europe represented 25%, Asia Pacific represented 14%, and other regions represented 12% of our total revenue. During the 2007 fiscal year, sales to customers in the United States represented 50%, Europe represented 27%, Asia Pacific represented 12%, and other regions represented 11% of our total revenue. During fiscal 2006, sales to customers in the United States represented 54%, Europe represented 25%, Asia Pacific represented 12%, and other regions represented 9% of our total revenue. We anticipate that sales to international customers will continue to account for a major portion of our revenue.

* No single customer accounted for 10% or more of our total revenue in fiscal 2008, 2007, and 2006. It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by us may adversely affect the results of operations.

Gross Margin

Our gross margin varies due to a number of factors including product mix, pricing, distribution channel used, effects of production volumes, new product start-up costs, and foreign currency translations.

In fiscal 2008, our gross margin increased by $36.2 million as compared to fiscal 2007 primarily due to higher revenue. Gross margin as a percentage of total revenue was 48.8% in fiscal 2008 and 50.1% in fiscal 2007. The decrease in the gross margin percentage was driven primarily by increased amortization of purchased intangibles, and product mix.

In fiscal 2007, our gross margin increased by $151.8 million as compared to fiscal 2006 due to higher revenue, higher margin products, including software and subscription revenue, and improved manufacturing utilization, partially offset by an increase in amortization of purchased intangibles primarily due to the acquisition of @Road.  Gross margin as a percentage of total revenue was 50.1% in fiscal 2007 and 49.0% in fiscal 2006. The increase in the gross margin percentage was due to higher margin products.

* Because of potential product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margin cannot be assured.

Operating Income

Operating income increased by $7.2 million for fiscal 2008 as compared to fiscal 2007.  Operating income as a percentage of total revenue for fiscal 2008 was 14.0% as compared to 14.6% for fiscal 2007. The increase in operating income was primarily driven by higher revenue and associated gross margin. The decrease in operating income percentage was primarily due by increased amortization of purchased intangibles, product mix and foreign exchange.

* Although our operating income increased on a year over year basis for the first nine months of the year, our operating income in the fourth quarter declined as compared to the corresponding quarter in the prior year.  Although we are reducing expenses, due to the current economic crisis, we may experience operating income decline in the first quarter of fiscal 2009 as compared to the corresponding period in the prior year.

Operating income increased by $42.9 million for fiscal 2007 as compared to fiscal 2006.  Operating income as a percentage of total revenue for fiscal 2007 was 14.6% as compared to 14.4% for fiscal 2006. The increase in operating income was due to higher revenue and associated gross margin and software and subscription revenue, partially offset by additional amortization of purchased intangibles.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Operating income (loss) equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, in-process research and development expense, restructuring charges, non-operating income (expense) net, and income tax provision.

The following table is a breakdown of revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below.

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(Dollars in thousands)

Engineering and Construction
Revenue	$741,668	$743,291	$637,118
Segment revenue as a percent of total revenue	56%	61%	68%
Operating income	$126,014	$174,177	$136,157
Operating income as a percent of segment revenue	17%	23%	21%
Field Solutions
Revenue	$300,708	$200,614	$139,230
Segment revenue as a percent of total revenue	22%	16%	15%
Operating income	$109,489	$60,933	$37,377
Operating income as a percent of segment revenue	36%	30%	27%
Mobile Solutions
Revenue	$167,113	$157,673	$60,854
Revenue as a percent of total consolidated revenue	13%	13%	6%
Operating income	$11,328	$12,517	$2,550
Operating income as a percent of segment revenue	7%	8%	4%
Advanced Devices
Revenue	$119,745	$120,692	$102,948
Segment revenue as a percent of total revenue	9%	10%	11%
Operating income	$24,445	$17,276	$10,084
Operating income as a percent of segment revenue	20%	14%	10%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands)

Consolidated segment operating income	$271,276	$264,903	$186,168
Unallocated corporate expense	(36,284)	(42,914)	(35,798)
Restructuring charges	(4,641)	(3,025)	-
Amortization of purchased intangible assets	(44,891)	(38,582)	(13,074)
In-process research and development expense	-	(2,112)	(1,930)
Consolidated operating income	185,460	178,267	135,366
Non-operating income, net	6,502	5,489	12,726
Consolidated income before taxes	$191,962	$183,756	$148,092

Engineering and Construction

Engineering and Construction revenue decreased by $1.6 million, or 0.2%, while segment operating income decreased by $48.0 million, or 28%, for fiscal 2008 as compared to fiscal 2007. The revenue decrease was primarily due to recessionary conditions in the U.S. and European markets partially offset by strength in the rest of world markets. Operating income decreased as a result of the slight decline in revenue, product mix and operating expense associated with acquisitions in the last twelve months.

Engineering and Construction revenue increased by $106.2 million, or 17%, while segment operating income increased by $38.0 million, or 28%, for fiscal 2007 as compared to fiscal 2006. The revenue growth was driven by all business units within the segment, strong international markets, acquisitions made during fiscal 2007 and foreign exchange gains.  Segment operating income increased as a result of higher revenue and increased sales of higher margin products including software revenue and operating expense control.

Field Solutions

Field Solutions revenue increased by approximately $100.1 million, or 50%, while segment operating income increased by $48.6 million, or 80%, for fiscal year 2008 as compared to fiscal 2007. The increase in revenue was driven primarily by strong sales of agriculture products, both in the U.S. and internationally.  Operating income increased primarily due to increased revenue, as well as improvement in product costs.

Field Solutions revenue increased by approximately $61.4 million, or 44%, while segment operating income increased by $23.6 million, or 63%, for fiscal year 2007 as compared to fiscal 2006. The increase in revenue was driven primarily by the introduction of new agricultural products and a robust agricultural market, both in the U.S. and internationally.  Operating income increased primarily due to higher revenue and operating expense control.

Mobile Solutions

Mobile Solutions revenue increased by $9.4 million, or 6%, while segment operating income decreased by $1.2 million, or 9%, for fiscal 2008 as compared to fiscal 2007. Revenue grew due to increased subscription revenue and a full first quarter of @Road revenue as compared to a partial first quarter of @Road revenue in fiscal 2007.  Operating income decreased primarily due to increased research and development and sales expense for our new Field Service software, partially offset by a reduction in marketing and general and administrative expenses.

Mobile Solutions revenue increased by $96.8 million, or 159%, while segment operating income increased by $10.0 million, or 391%, for fiscal 2007 as compared to fiscal 2006.  Revenue grew due to increased subscription revenue due primarily to the @Road acquisition.  Operating income increased primarily due to higher subscription revenue and associated gross margin.

Advanced Devices

Advanced Devices revenue decreased by $0.9 million, or 1%, and segment operating income increased by $7.2 million, or 42%, for fiscal 2008 as compared to fiscal 2007. The decrease in revenue was primarily driven by slower sales of Component Technologies products.  Operating income increased due to product mix, royalty and licensing revenue.

Advanced Devices revenue increased by $17.7 million, or 17%, and segment operating income increased by $7.2 million, or 71%, for fiscal 2007 as compared to fiscal 2006. The increase in revenue was primarily driven by stronger performance in our Component Technologies timing and embedded product revenue.  Operating income increased due to strong timing and embedded product revenue, licensing revenue associated with a Nokia intellectual property agreement signed in the third quarter of 2006, and strong operating expense control.

Research and Development, Sales and Marketing, and General and Administrative Expenses

The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total revenue for fiscal years 2008, 2007 and 2006 and should be read in conjunction with the narrative descriptions of those operating expense below.

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(Dollars in thousands)

Research and development	$148,265	$131,468	$103,840
Percentage of revenue	11%	11%	11%
Sales and marketing	196,290	186,495	143,623
Percentage of revenue	15%	15%	15%
General and administrative	94,023	92,572	68,416
Percentage of revenue	7%	8%	7%
Total	$438,578	$410,535	$315,879
Percentage of revenue	33%	34%	33%

Overall, R&D, sales and marketing, and G&A expenses increased by approximately $28.0 million in fiscal 2008 compared to fiscal 2007.

Research and development expense increased by $16.8 million in fiscal 2008, as compared to fiscal 2007, primarily due to the impact of new R&D expense as a result of acquisitions, an increase in compensation related expense, an increase in R&D materials and an increase due to foreign currency exchange rates. All of our R&D costs have been expensed as incurred. Overall research and development spending remained relatively constant at approximately 11% of revenue.

Research and development expense increased by $27.6 million in fiscal 2007 compared to fiscal 2006 primarily due to the impact of new R&D expense as a result of acquisitions, an increase in compensation related expense, and an increase due to foreign currency exchange rates, partially offset by decreased consulting fees. All of our R&D costs have been expensed as incurred. Overall research and development spending remained relatively constant at approximately 11% of revenue.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $9.8 million in fiscal 2008 as compared to fiscal 2007. The increase was primarily due to new sales and marketing expenses as a result of acquisitions, an increase in compensation related expense and an increase in trade shows and marketing literature expense. Spending overall remained relatively constant at approximately 15% of revenue.

Sales and marketing expense increased by $42.9 million in fiscal 2007 as compared to fiscal 2006.  The increase was primarily due to new sales and marketing expenses as a result of acquisitions, an increase in compensation-related expense, an increase due to foreign currency exchange rates and an increase in marketing expense. Spending overall remained relatively constant at approximately 15% of revenue.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $1.5 million in fiscal 2008 compared to fiscal 2007 primarily due to new G&A expenses as a result of acquisitions, partially offset by decreased compensation related expense and reduced deferred compensation liabilities. Spending overall was at approximately 7% of revenue in fiscal 2008 compared to 8% in fiscal 2007.

General and administrative expense increased by $24.2 million in fiscal 2007 compared to fiscal 2006 primarily due to new G&A expenses as a result of acquisitions, an increase in compensation-related expense, and an increase in tax and legal fees. Spending overall was at approximately 8% of revenue in fiscal 2007 compared to 7% in fiscal 2006.

Other Operating Expenses

Restructuring Charges

Restructuring expense for the three years ended January 2, 2009 was as follows:

	2008	2007	2006
(in thousands)

Severance and benefits	$4,641	$3,025	$-

During fiscal 2008, restructuring expense of $4.6 million was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 100 employees affected worldwide. Of the total restructuring expense, $2.7 million is shown as a separate line within Operating expense on our Consolidated Statements of Income, and $1.9 million is included within Cost of sales.  Additionally, $4.1 million is related to the Engineering and Construction segment and $0.5 million is related to the Mobile Solutions segment. As a result of the above decisions, we expect restructuring activities in the Engineering and Construction segment to result in additional restructuring expense totaling approximately $1.8 million through the first quarter of 2010. Additional restructuring activities have been announced in the first fiscal quarter of 2009.

During fiscal, 2007, restructuring expense of $3.0 million was for charges associated with the Company’s acquisition of @Road. The restructuring expense was related to the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.6 million was recorded as shareholders’ equity.

Restructuring costs associated with a business combination:
In addition to the restructuring expense in fiscal 2008, costs associated with exiting activities of companies we acquired in fiscal 2008 was $0.4 million, consisting of severance and benefits costs. These costs were recognized as a liability assumed in the business combinations and were included in the allocation of the cost to acquisitions and accordingly, resulted in an increase to goodwill rather than an expense in fiscal 2008. The Company also had $0.9 million in restructuring activity reversals related to costs associated with exiting activities of pre-merger @Road.  The reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions. The reversals were recognized in the first quarter of fiscal 2008 as a reduction of the liability assumed in the purchase business combination that had been included in the allocation of the cost to acquire @Road and, accordingly, resulted in a decrease to goodwill rather than an expense reduction in fiscal 2008.

In addition to the restructuring expense in fiscal 2007, costs associated with exiting activities of pre-merger @Road of $3.6 million, consisted of severance and benefits costs.  These costs were recognized as a liability assumed in the purchase business combination and were included in the allocation of the cost to acquire @Road and accordingly, resulted in an increase to goodwill rather than an expense in fiscal 2007.

Restructuring liability:
The following table summarizes the restructuring activity for 2007 and 2008 (in thousands):

Balance as of December 30, 2006	$744
Acquisition related	3,547
Charges	3,025
Payments	(6,004)
Adjustment	14
Balance as of December 28, 2007	$1,326
Acquisition related	355
Charges	4,641
Payments	(3,351)
Adjustment	(1,054)
Balance as of January 2, 2009	$1,917

As of January 2, 2009, the $1.9 million restructuring accrual consists of severance and benefits.  Of the $1.9 million restructuring accrual, $0.7 million is included in Other current liabilities and is expected to be settled by the first half of fiscal 2009.  The remaining balance of $1.2 million is included in Other non-current liabilities and is expected to be settled by the first quarter of fiscal 2010.

In-Process Research and Development

We recorded in-process research and development (IPR&D) expense of $2.1 million and $1.9 million related to acquisitions made in fiscal 2007 and 2006, respectively.  No IPR&D expense was recorded in fiscal 2008. At the date of each acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. The value of the IPR&D was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Accordingly, the value assigned to these IPR&D amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Amortization of Purchased and Other Intangible Assets

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands)

Cost of sales	$22,690	$19,778	$5,353
Operating expenses	22,376	18,966	7,906
Total	$45,066	$38,744	$13,259

Total amortization expense of purchased and other intangible assets was $45.1 million in fiscal 2008, of which $22.7 million was recorded in cost of sales and $22.4 million was recorded in operating expense. Total amortization expense of purchased and other intangibles represented 3.4% of revenue in fiscal 2008, an increase of $6.3 million from fiscal 2007 when it represented 3.2% of revenue. The increase was primarily due to the acquisition of certain technology and patent intangibles as a result of acquisitions made in fiscal 2008, as well as fiscal 2007 acquisition intangibles that included a full year impact of amortization expense in fiscal 2008.

Total amortization expense of purchased and other intangible assets was $38.7 million in fiscal 2007, of which $19.8 million was recorded in cost of sales and $19.0 million was recorded in operating expense.  Total amortization expense of purchased and other intangibles represented 3.2% of revenue in fiscal 2007, an increase of $25.5 million from fiscal 2006 when it represented 1.4% of revenue. The increase was primarily due to the acquisition of certain technology and patent intangibles as a result of acquisitions made in fiscal 2007, primarily @Road, and to a lesser extent, fiscal 2006 acquisition intangibles that included a full year impact of amortization expense in fiscal 2007.

Non-operating Income (Expense), Net

The following table shows non-operating income (expense), net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands)
Interest income	$2,044	$3,502	$3,799
Interest expense	(2,760)	(6,602)	(558)
Foreign currency transaction gain (loss), net	1,509	(1,351)	1,719
Income from joint ventures	7,981	8,377	6,989
Minority interests in consolidated subsidiaries	540	-	-
Other income (expense), net	(2,812)	1,563	777
Total non-operating income (expense), net	$6,502	$5,489	$12,726

Total non-operating income (expense), net increased by $1.0 million during fiscal 2008 compared with fiscal 2007.  The increase was due to lower interest expense due to lower average outstanding debt balances and interest rates, fluctuations in foreign currencies, largely offset by a decrease in interest income and losses on assets in our deferred compensation plan.

Total non-operating income (expense), net decreased by $7.2 million during fiscal 2007 compared with fiscal 2006.  The decrease was due to higher interest expense due to an increase in debt associated with the @Road acquisition, fluctuations in foreign currencies, partially offset by increased profits from our CTCT joint venture.

Income Tax Provision

Our effective income tax rate for fiscal years 2008, 2007 and 2006 was 26%, 36% and 30% respectively.  The 2008 rate was less than the U.S. federal statutory rate of 35% primarily due to the implementation of a global supply chain management structure.  In 2006 and 2007, we licensed our US intellectual property to a foreign affiliated legal entity and implemented a global supply chain management structure which streamlined our worldwide operations.  We believe that the licensing of intellectual property was effected for consideration that was equivalent to arms-length negotiated pricing.  This resulted, beginning in 2008, in a tax savings due to a lower foreign tax rate.  For financial statement purposes and the Company’s policy with respect to its undistributed foreign subsidiaries’ earnings some of those earnings are to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided.  The 2007 rate was greater than the U.S. federal statutory rate of 35% due to impacts resulting from SFAS 123(R). The 2006 rate was less than the US federal statutory rate primarily due to operations in foreign jurisdictions subject to an effective tax rate lower than the U.S. and the Extraterritorial Income Exclusion (ETI) deduction.

The Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law on October 3, 2008. This legislation includes a provision that retroactively extends the research tax credit from January 1, 2008 to December 31, 2009. The Company has included the $2.4 million benefit of the current year research credits in the quarter ended January 2, 2009.

Litigation Matters

* From time to time, we are involved in litigation arising out of the ordinary course of our business. There are no known claims or pending litigation that are expected to have a material effect on our overall financial position, results of operations, or liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments incurred in the normal course of business (see Contractual Obligations table below), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of January 2, 2009 and December 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

	January 2,	December 28,	December 29,
As of and for the Fiscal Year Ended	2009	2007	2006
(in thousands)

Cash and cash equivalents	$147,531	$103,202	$129,621
As a percentage of total assets	9.0%	6.7%	13.2%
Total debt	$151,588	$60,690	$481

Cash provided by operating activities	$176,074	$186,985	$135,843
Cash used in investing activities	$(121,696)	$(311,392)	$(114,188)
Cash provided by (used in) financing activities	$(6,441)	$103,816	$34,162
Effect of exchange rate changes on cash and cash equivalents	$(3,608)	$(5,828)	$(49)
Net increase (decrease) in cash and cash equivalents	$44,329	$(26,419)	$55,768

Cash and Cash Equivalents

As of January 2, 2009, cash and cash equivalents totaled $147.5 million compared to $103.2 million at December 28, 2007.  We had debt of $151.6 million at January 2, 2009 compared to $60.7 million at December 28, 2007.

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

Operating Activities

Cash provided by operating activities was $176.1 million for fiscal 2008, as compared to $187.0 million for fiscal 2007. This decrease of $10.9 million was due to a decrease in accounts payable, deferred revenue, income taxes payable, and accrued compensation and benefits, partially offset by an increase in net income before non-cash depreciation and amortization and a decrease in accounts receivable.

Cash provided by operating activities was $187.0 million for fiscal 2007, as compared to $135.8 million for fiscal 2006. This increase of $51.1 million was primarily driven by an increase in net income before non-cash depreciation and amortization and increases in deferred revenue and income taxes payable.  This was partially offset by an increase in accounts receivable due to increased revenue.

Investing Activities

Cash used in investing activities was $121.7 million for fiscal 2008, as compared to $311.4 million for fiscal 2007. The decrease was due to cash used for acquisitions, attributable primarily to @Road which was acquired in the first quarter of fiscal 2007.

Cash used in investing activities was $311.4 million for fiscal 2007, as compared to $114.2 million for fiscal 2006.  The increase was primarily attributable to cash used for the @Road acquisition.

Financing Activities

Cash used in financing activities was $6.4 million for fiscal 2008, as compared to cash provided of $103.8 million during fiscal 2007, primarily due to stock repurchase activities, partially offset by net cash borrowed from the company’s credit facilities.

Cash provided by financing activities was $103.8 million for fiscal 2007, as compared to $34.2 million for fiscal 2006, primarily related to outstanding debt that was incurred for the @Road acquisition.

Accounts Receivable and Inventory Metrics

	January 2,	December 28,
As of	2009	2007

Accounts receivable days sales outstanding	69	70
Inventory turns per year	4.2	4.3

Accounts receivable days sales outstanding were relatively flat at 69 days as of January 2, 2009, as compared to 70 days as of December 28, 2007. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times a quarterly average of 91 days. The actual fiscal quarter contained 98 days; however the Company was shut down an additional week during the quarter. Our inventory turns were at 4.2 for fiscal 2008 as compared to 4.3 for fiscal 2007. Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.

Debt

At the end of fiscal 2008, our total debt was comprised primarily of our revolving credit line in the amount of $151.0 million. At the end of fiscal 2007, out total debt was primarily comprised of a term loan in the amount of $60.0 million, which was repaid during fiscal 2008.  As of January 2, 2009 and December 28, 2007, there were also notes payable totaling approximately $588,000 and $690,000, respectively, consisting of government loans to foreign subsidiaries.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent.  On February 16, 2007, we amended our existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, we exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for paying off other debts or loans.  The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.00.   The funds available under the new 2007 Credit Facility may be used by us for acquisitions, stock repurchases, and general corporate purposes. As of August 20, 2008, we amended the 2007 Credit Facility to allow us to redeem, retire or purchase Trimble common stock. In addition, the definition of the fixed charge was amended to exclude the impact of redemptions, retirements, or purchases of Trimble common stock from the fixed charges coverage ratio. For additional discussion of our debt, see Note 9 of Notes to the Consolidated Financial Statements.

In addition, during the first quarter of fiscal 2007 we incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which was repaid in full during fiscal 2008.

We may borrow funds under the 2007 Credit Facility in U.S. Dollars or in certain other currencies, and borrowings will bear interest, at our option, at either: (i) a base rate, based on the administrative agent's prime rate, plus a margin of between 0% and 0.125%, depending on our leverage ratio as of our most recently ended fiscal quarter, or (ii) a reserve-adjusted rate based on the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Stockholm Interbank Offered Rate (STIBOR), or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.625% and 1.125%, depending on our leverage ratio as of the most recently ended fiscal quarter. Our obligations under the 2007 Credit Facility are guaranteed by certain of our domestic subsidiaries.

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.  As of January 2, 2009 we were in compliance with all financial debt covenants.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at January 2, 2009:

	Payments Due By Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
(in thousands)

Total debt including interest (1)	$177,258	$5,258	$15,866	$156,134	$-
Operating leases	44,179	17,598	19,750	6,675	156
Other purchase obligations and commitments	68,722	58,026	10,692	-	4
Total	$290,159	$80,882	$46,308	$162,809	$160

(1) We may borrow funds under the 2007 Credit Facility in U.S. Dollars or in certain other currencies, and will bear interest as described under Note 9 of Notes to the Consolidated Financial Statements. Our obligations under the 2007 Credit Facility are guaranteed by certain of our domestic subsidiaries. We estimate the interest to be 3.4% per annum, based upon a historical average.

Total debt consists of a revolving credit line of $151.0 million under our credit facilities and government loans of $0.6 million to foreign subsidiaries. (See Note 9 of the Notes to the Consolidated Financial Statements for further financial information regarding long-term debt)

Other purchase obligations and commitments represent open non-cancelable purchase orders for material purchases with our vendors. Purchase obligations exclude agreements that are cancelable without penalty. Our pension obligation, which is not included in the table above, is included in “Other current liabilities” and “Other non-current liabilities” on our Consolidated Balance Sheets.  Additionally, as of January 2, 2009, we had acquisition earn-outs of $6.3 million and holdbacks of $20.8 million recorded in “Other current liabilities” and “Other non-current liabilities.”  The maximum remaining payments, including the $6.3 million and $20.8 million recorded, will not exceed $71.7 million.  The remaining earn-outs and holdbacks are payable through 2012.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), on December 30, 2006.  A total of $37.3 million, including interest and penalties, represents the FIN 48 liability at January 2, 2009.  At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability.

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

Market Interest Rate Risk

Our cash equivalents consisted primarily of money market funds, treasury bills, commercial paper (FDIC insured), interest and non-interest bearing bank deposits as well as bank time deposits for fiscal 2008 and 2007. The main objective of these instruments was safety of principal and liquidity while maximizing return, without significantly increasing risk.

* Due to the short-term nature of our cash equivalents, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.

We are exposed to market risk due to the possibility of changing interest rates under our senior secured credit facilities. Our credit facility is comprised of an unsecured revolving credit agreement with a maturity date of February 2012. We may borrow funds under the revolving credit agreement in U.S. Dollars or in certain other currencies and borrowings will bear interest as described under Note 9 of Notes to the Consolidated Financial Statements.

As of January 2, 2009, we had an outstanding balance on the revolving credit line of $151.0 million and during fiscal 2008, we repaid the remaining outstanding principal balance on our term loan. A hypothetical 10% increase in the three-month LIBOR rates could result in approximately $0.2 million annual increase in interest expense on the existing principal balances.

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

Foreign exchange forward contracts outstanding as of January 2, 2009 and December 28, 2007 are summarized as follows (in thousands):

	January 2, 2009		December 28, 2007
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(22,012)	$512	$(34,865)	$374
Sold	$24,960	$(1,660)	$34,946	$(552)

* We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

TRIMBLE NAVIGATION LIMITED
INDEX TO FINANCIAL STATEMENTS

Item 8.   Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	January 2,	December 28,
	2009	2007
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$147,531	$103,202
Accounts receivable, less allowance for doubtful accounts of $5,999 and $5,221, and sales return reserve of $1,819and $1,683 at January 2, 2009 and December 28, 2007, respectively	204,269	239,884
Other receivables	17,540	10,201
Inventories, net	160,893	143,018
Deferred income taxes	41,810	44,333
Other current assets	16,404	15,661
Total current assets	588,447	556,299
Property and equipment, net	50,175	51,444
Goodwill	715,571	675,850
Other purchased intangible assets, net	228,901	197,777
Other non-current assets	51,922	57,989
Total assets	$1,635,016	$1,539,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$124	$126
Accounts payable	49,611	67,589
Accrued compensation and benefits	41,291	55,133
Deferred revenue	55,241	49,416
Accrued warranty expense	13,332	10,806
Income taxes payable	-	14,802
Other current liabilities	63,719	51,980
Total current liabilities	223,318	249,852
Non-current portion of long-term debt	151,464	60,564
Non-current deferred revenue	12,418	15,872
Deferred income taxes	42,207	47,917
Other non-current liabilities	61,553	56,128
Total liabilities	490,960	430,333

Minority interests in consolidated subsidiaries	3,655	-

Commitments and contingencies

Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding Common stock, no par value; 180,000 shares authorized; 119,051 and 121,596 shares issued and outstanding at January 2, 2009 and December 28, 2007, respectively	684,831	660,749
Retained earnings	427,921	388,557
Accumulated other comprehensive income	27,649	59,720
Total shareholders' equity	1,140,401	1,109,026
Total liabilities and shareholders' equity	$1,635,016	$1,539,359

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	January 2,	December 28,	December 29,
	2009	2007	2006
(In thousands, except per share data)

Revenue (1)	$1,329,234	$1,222,270	$940,150
Cost of sales (1)	680,098	609,365	479,069
Gross margin	649,136	612,905	461,081

Operating expense
Research and development	148,265	131,468	103,840
Sales and marketing	196,290	186,495	143,623
General and administrative	94,023	92,572	68,416
Restructuring charges	2,722	3,025	-
Amortization of purchased intangible assets	22,376	18,966	7,906
In-process research and development	-	2,112	1,930
Total operating expense	463,676	434,638	325,715
Operating income	185,460	178,267	135,366
Non-operating income (expense), net
Interest income	2,044	3,502	3,799
Interest expense	(2,760)	(6,602)	(558)
Foreign currency transaction gain (loss), net	1,509	(1,351)	1,719
Income from joint ventures	7,981	8,377	6,989
Minority interests in consolidated subsidiaries	540	-	-
Other income (expense), net	(2,812)	1,563	777
Total non-operating income (expense), net	6,502	5,489	12,726
Income before taxes	191,962	183,756	148,092
Income tax provision	50,490	66,382	44,434
Net income	$141,472	$117,374	$103,658

Basic earnings per share	$1.17	$0.98	$0.94
Shares used in calculating basic earnings per share	120,714	119,280	110,044

Diluted earnings per share	$1.14	$0.94	$0.89
Shares used in calculating diluted earnings per share	124,235	124,410	116,072

(1) Sales to Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble) were $27.0 million, $24.1 million and $22.3 million in fiscal 2008, 2007 and 2006, respectively, with associated cost of sales of $21.5 million, $17.0 million and $13.9 million for fiscal 2008, 2007 and 2006, respectively.  In addition, cost of sales associated with CTCT net inventory purchases was $21.4 million, $25.1 million and $19.5 million in fiscal 2008, 2007 and 2006, respectively.  See Note 5 to these Consolidated Financial Statements regarding joint ventures for further discussion.

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulative
				Other	Total
	Common stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income/(Loss)	Equity
(In thousands)

Balance at December 30, 2005	$107,820	$384,196	$167,525	$19,534	$571,255
Components of comprehensive income:
Net income			103,658		103,658
Unrealized loss on investments				4	4
Foreign currency translation adjustments, net of tax				21,709	21,709
Total comprehensive income					125,371
Adjustment to initially apply FASB Statement No. 158, net of tax				(136)	(136)
Issuance of common stock in connection with acquisitions and joint venture, net	52				-
Issuance of common stock under employee plans and exercise of warrants	3,846	26,781			26,781
Stock based compensation		12,705			12,705
Tax benefit from stock option exercises		11,689			11,689
Balance at December 29, 2006	111,718	$435,371	$271,183	$41,111	$747,665
Components of comprehensive income:
Net income			117,374		117,374
Unrealized loss on investments				(33)	(33)
Foreign currency translation adjustments, net of tax				18,655	18,655
Unrecognized actuarial loss				(13)	(13)
Total comprehensive income					135,983
Issuance of common stock in connection with acquisitions and joint venture, net	5,876	163,678			163,678
Issuance of common stock under employee plans and exercise of warrants	4,002	31,913			31,913
Stock based compensation		15,099			15,099
Tax benefit from stock option exercises		14,637			14,637
Minority interest		51			51
Balance at December 28, 2007	$121,596	$660,749	$388,557	$59,720	$1,109,026
Components of comprehensive income:
Net income			141,472		141,472
Unrealized loss on investments				(392)	(392)
Foreign currency translation adjustments, net of tax				(31,722)	(31,722)
Unrecognized actuarial gain				43	43
Total comprehensive income					109,401
Issuance of common stock under employee plans and exercise of warrants	1,698	22,804			22,804
Stock repurchase	(4,243)	(23,780)	(102,108)		(125,888)
Stock based compensation		16,293			16,293
Tax benefit from stock option exercises		8,765			8,765
Balance at January 2, 2009	119,051	$684,831	$427,921	$27,649	$1,140,401

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(In thousands)

Cash flows from operating activities:
Net income	$141,472	$117,374	$103,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,047	17,212	13,523
Amortization	45,066	38,744	13,259
Provision for doubtful accounts	2,709	1,410	163
Amortization of debt issuance cost	169	218	180
Deferred income taxes	(17,356)	6,368	10,368
Non-cash restructuring expense	-	1,725	-
Stock-based compensation	16,166	15,016	12,571
In-process research and development	-	2,112	1,930
Equity gain from joint ventures	(7,981)	(8,377)	(6,989)
Excess tax benefit for stock-based compensation	(5,970)	(12,409)	(8,761)
Provision for excess and obsolete inventories	4,426	4,352	7,376
Other	(348)	651	720
Add decrease (increase) in assets:
Accounts receivable	33,414	(35,696)	(12,185)
Other receivables	(7,422)	4,825	(51)
Inventories	(16,461)	(18,678)	(7,588)
Other current and non-current assets	779	7,650	(18,936)
Add increase (decrease) in liabilities:
Accounts payable	(20,898)	(3,521)	(4,487)
Accrued compensation and benefits	(12,487)	1,691	7,807
Accrued liabilities	3,183	(4,635)	9,790
Deferred revenue	(1,320)	32,400	3,263
Income taxes payable	(114)	18,553	10,232
Net cash provided by operating activities	176,074	186,985	135,843

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(115,137)	(295,848)	(99,887)
Acquisition of property and equipment	(16,196)	(13,187)	(16,529)
Purchase of debt and equity securities	-	(5,576)	-
Proceeds from dividends	10,648	2,888	2,244
Capital infusion from minority investor	4,200	-	-
Other	(5,211)	331	(16)
Net cash used in investing activities	(121,696)	(311,392)	(114,188)

Cash flows from financing activities:
Issuance of common stock and warrants	22,802	31,864	26,566
Excess tax benefit for stock-based compensation	5,970	12,409	8,761
Repurchase and retirement of common stock	(125,888)	-	-
Proceeds from long-term debt and revolving credit lines	151,000	250,000	-
Payments on long-term debt and revolving credit lines	(60,314)	(190,457)	-
Other	(11)	-	(1,165)
Net cash provided by (used in) financing activities	(6,441)	103,816	34,162

Effect of exchange rate changes on cash and cash equivalents	(3,608)	(5,828)	(49)

Net increase (decrease) in cash and cash equivalents	44,329	(26,419)	55,768
Cash and cash equivalents, beginning of fiscal year	103,202	129,621	73,853
Cash and cash equivalents, end of fiscal year	$147,531	$103,202	$129,621

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

NOTE 2: ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, investments, goodwill impairments, stock-based compensation, and income taxes among others. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may differ materially from management’s estimates.

Basis of Presentation

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31.  Fiscal 2008 was a 53-week year and ended on January 2, 2009. Fiscal 2007 and fiscal 2006 were both 52-week years, and ended on December 28, 2007 and December 29, 2006, respectively.  Unless otherwise stated, all dates refer to the Company’s fiscal year.

These Consolidated Financial Statements include the results of the Company and its majority-owned subsidiaries. Inter-company accounts and transactions have been eliminated. Minority interests in consolidated subsidiaries represent the minority shareholders’ proportionate share of the net assets and results of operations of the Company’s majority-owned subsidiaries.

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

The Company is also exposed to credit risk in the Company’s trade receivables, which are derived from sales to end user customers in diversified industries as well as various resellers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral.

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

The Company evaluates the ongoing collectibility of its trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount that the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

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

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible, identifiable intangible assets, and in-process research and development acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog and trademarks.  Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one to twelve years with a weighted average useful life of 6.5 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

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

The Company applies Emerging Issues Task Force (EITF) Issue 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.” for hosted arrangements which the customer does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Subscription revenue related to the Company’s hosted arrangements is recognized ratably over the contract period. Upfront fees for the Company’s hosted solution primarily consist of amounts for the in-vehicle enabling hardware device and peripherals, if any. For upfront fees relating to proprietary hardware where the firmware is more than incidental to the functionality of the hardware in accordance with SOP No. 97-2, the Company defers the upfront fees at installation and recognizes them ratably over the minimum service contract period, generally one to five years. Product costs are also deferred and amortized over such period.

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

Changes in the Company’s product warranty liability during the fiscal years ended January 2, 2009 and December 28, 2007, are as follows:

	January 2,	December 28,
Fiscal Years Ended	2009	2007
(in thousands)

Beginning balance	$10,806	$8,607
Acquired warranties	930	67
Accruals for warranties issued	22,214	15,883
Changes in estimates	-	-
Warranty settlements (in cash or in kind)	(20,618)	(13,751)
Ending Balance	$13,332	$10,806

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of January 2, 2009 and December 28, 2007.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $22.6 million, $21.2 million, and $16.1 million, in fiscal 2008, 2007, and 2006, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not significant and were expensed as incurred. The Company received third party funding of approximately $9.2 million, $8.5 million, and $7.8 million in fiscal 2008, 2007, and 2006, respectively. The Company offsets research and development expense with any third party funding received. The Company retains the rights to any technology developed under such arrangements.

Stock-Based Compensation

In fiscal 2006 the Company adopted, and currently accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No 123(R), “Share Based Payment” (SFAS 123(R)).  The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Consolidated Statements of Income in accordance with SFAS 123(R).

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands)

Cost of sales	$1,920	$1,733	$1,173

Research and development	3,489	3,573	2,554
Sales and marketing	3,993	3,891	2,815
General and administrative	6,764	5,819	6,029
Total operating expenses	14,246	13,283	11,398

Total stock-based compensation expense	16,166	15,016	12,571
Tax benefit (1)	(2,636)	(1,857)	(1,185)
Total stock-based compensation expense, net of tax	$13,530	$13,159	$11,386

(1) Tax benefit related to U.S. incentive and non-qualified stock options, employee stock purchase plan (ESPP) and restricted stock units, applying a Federal statutory and State (Federal effected) tax rate for the year ended January 2, 2009 and December 28, 2007.

Options

Stock option expense recognized in the Consolidated Statements of Income is based on the value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. For fiscal 2008, 2007 and 2006 the stock option expense includes compensation expense for stock options granted prior to, but not yet vested as of December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock options granted subsequent to December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock options to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock options granted on or prior to December 30, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all stock options granted subsequent to December 30, 2005 is recognized using the straight-line single-option method.

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

Under the binomial model, the weighted average grant-date fair value of stock options granted during fiscal years 2008, 2007 and 2006 were $8.80, $12.37 and $8.04, respectively. For options granted for the three years ending January 2, 2009, the following weighted-average assumptions were used:

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
Expected dividend yield	-	-	-
Expected stock price volatility	45%	37%	42%
Risk free interest rate	2.50%	4.20%	4.80%
Expected life of options after vesting	1.3 years	1.3 years	1.3 years

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

Restricted Stock Units

Restricted stock units are converted into shares of Trimble common stock upon vesting on a one-for-one basis.  Vesting of restricted stock units is subject to the employee’s continuing service to the Company.  The compensation expense related to these awards was determined using the fair value of Trimble’s common stock on the date of grant, and the expense is recognized on a straight-line basis over the vesting period.  Restricted stock units typically vest at the end of three years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The estimated weighted average value of rights granted under the Employee Stock Purchase Plan during fiscal years 2008, 2007 and 2006 were $8.30, $7.54 and $5.16, respectively. The fair value of rights granted during 2008, 2007 and 2006 was estimated at the date of grant using the following weighted-average assumptions:

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
Expected dividend yield	-	-	-
Expected stock price volatility	44.0%	36.5%	35.5%
Risk free interest rate	2.70%	4.90%	4.80%
Expected life of purchase	0.5 years	0.5 years	0.6years

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

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment owned is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms. Useful lives include a range from two to six years for machinery and equipment, five years for furniture and fixtures, two to five years for computer equipment and software, and the life of the lease for leasehold improvements. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $19.0 million in fiscal 2008, $17.2 million in fiscal 2007 and $13.5 million in fiscal 2006.

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

Computation of Earnings Per Share

The number of shares used in the calculation of basic earnings per share represents the weighted average common shares outstanding during the period and excludes any dilutive effects of options, non-vested restricted stock units and restricted stock awards, warrants, and convertible securities. The dilutive effects of options, non-vested restricted stock units and restricted stock awards, warrants, and convertible securities are included in diluted earnings per share.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)."  SFAS 158 requires companies to recognize the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet, recognize as a component of accumulated other comprehensive income, net of tax, amounts accumulated at the date of adoption due to delayed recognition of actuarial gains and losses, prior service costs and credits, and transition assets and obligations, and provide additional disclosures. SFAS 158 is effective for fiscal years ending after December 15, 2006. On December 28, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158.  The effect of adopting these provisions of SFAS 158 on the Company’s financial condition at December 29, 2006, December 28, 2007 and January 2, 2009 has been included in the accompanying consolidated financial statements.  SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. This provision of SFAS 158 was effective for the fiscal year ended 2008. The adoption of SFAS No. 158 did not have a material impact on the Company’s financial position, results of operations or cash flows.  See Note 15 to the Notes to Consolidated Financial Statements for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 deferring the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company adopted SFAS No. 157 in its first quarter of fiscal 2008, except for those items specifically deferred under FSP No. FAS 157-2.  The adoption of SFAS No. 157 did not have a material impact, nor does the Company expect that the full adoption in fiscal 2009 will have a material impact, on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will adopt this standard in fiscal 2009.  The Company continues to evaluate the impact of the adoption of SFAS No. 141(R) on its financial position, results of operations and cash flows, which will be largely dependent on the size and nature of the business combinations subject to this statement.  When SFAS 141(R) becomes effective, any tax related adjustments associated with acquisition that closed prior to January 3, 2009 (and after the measurement period) will be recorded through income tax expense, whereas the current accounting treatment (under SFAS 141) would require any adjustment to be recognized through the purchase price.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2009.  The Company continues to evaluate the impact of the adoption of SFAS No. 160 on its financial position, results of operations and cash flows, which will be largely dependent on the size and nature of the non-controlling interests subject to this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133”, which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect the adoption of SFAS No. 161 will have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement shall be effective November 16, 2008.   The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3: EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands, except per share amounts)

Numerator:
Income available to common shareholders:	$141,472	$117,374	$103,658

Denominator:

Weighted average number of common shares used in basic earnings per share	120,714	119,280	110,044
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	3,516	4,907	5,134
Common stock warrants	5	223	894
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	124,235	124,410	116,072

Basic earnings per share	$1.17	$0.98	$0.94
Diluted earnings per share	$1.14	$0.94	$0.89

For fiscal 2008, 2007, and 2006 the Company excluded 2.2 million shares, 514,311 shares and 323,035 shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the  respective periods.  Inclusion of these shares would be antidilutive.  These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

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

Purchase Price

Under the terms of the agreement, the Company acquired all of the outstanding shares of @Road common stock for $7.50 per share.  The Company elected to issue $2.50 per share of the consideration in the form of the Company’s common stock (Common Stock) to be based upon the five-day average closing price of the Company’s shares six trading days prior to the closing of the transaction and the remaining $5.00 per share consideration was paid in cash. Further, each share of Series A-1 and Series A-2 Redeemable Preferred Stock, par value $0.001 per share, of @Road was converted into the right to receive an amount in cash equal to $100.00 plus all declared or accumulated but unpaid dividends with respect to such shares outstanding immediately prior to the effective time of the merger and each share of Series B-1 and B-2 Redeemable Preferred Stock, par value $0.001 per share, of @Road was converted into the right to receive an amount in cash equal to $831.39 plus all declared or accumulated but unpaid dividends with respect to such shares as of immediately prior to the effective time of the merger. In addition, all @Road vested stock options were terminated and the holders of each such options were entitled to receive the excess, if any, of the aggregate consideration over the exercise price. At the effective time of the merger, all unvested @Road stock options with an exercise price in excess of $7.50 were terminated and all unvested stock options that had exercise prices of $7.50 or less were assumed by the Company.

Concurrent with the merger, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility) and incurred a five-year term loan under the 2007 Credit Facility.  See Note 9 to the Consolidated Financial Statements for additional information.

The Company paid approximately $327.4 million in cash from debt and existing cash, and issued approximately 5.9 million shares of the Company’s common stock based on an exchange ratio of 0.0893 shares of the Company’s common stock for each outstanding share of @Road common stock as of February 16, 2007. The common stock issued had a fair value of $161.9 million and was valued using the average closing price of the Company’s common stock of $27.69 over a range of two trading days (February 14, 2007 through February 15, 2007) prior to, and including, the close date (February 16, 2007) of the transaction, which is also the date that the amount of the Company’s shares to be issued in accordance with the merger agreement was settled. The total purchase price was estimated as follows (in thousands):

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

The total purchase price has been allocated as follows (in thousands):

Value to be allocated to assets, based upon merger consideration	$495,029
Less: value of @Road’s assets acquired:
Net tangible assets acquired	137,492

Amortizable intangibles assets:
Developed product technology	66,600
Customer relationships	75,300
Trademarks and tradenames	5,200
Subtotal	147,100

In-process research and development	2,100
Deferred tax liability	(56,855)

Goodwill	$265,192

Net Tangible Assets

As of
February 16,
(in thousands)	2007
Cash and cash equivalents	$74,729
Accounts receivable, net	14,255
Other receivables	8,774
Inventories, net	15,272
Other current assets	12,627
Property and equipment, net	5,854
Deferred income taxes	40,435
Other non-current assets	7,935

Total assets acquired	$179,881

Accounts payable	19,285
Deferred revenue	7,365
Other current liabilities	15,739

Total liabilities assumed	$42,389

Total net assets acquired	$137,492

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

Goodwill

The excess purchase price over the net tangible, identifiable intangible assets and in-process research and development was recorded as goodwill. The goodwill was attributed to the premium paid for the opportunity to expand and better serve the global mobile resource management market and achieve greater long-term growth opportunities than either company had operating alone. The Company believes these opportunities could include accelerating the rate at which products are brought to market and increasing the diversity and global reach of those products. In addition, the Company expects that the combined companies may be able to obtain greater operating leverage by reducing costs in areas of redundancy.   Of the total $265.2 million assigned to goodwill, approximately $6.7 million is expected to be deductible for tax purposes.

Restructuring

Liabilities related to restructuring @Road's operations that meet the requirements of EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” were recorded as adjustments to the purchase price and an increase in goodwill. Liabilities related to restructuring the Company's operations were recorded as expense in the Company's Consolidated Statements of Income in the period that the costs were incurred.

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

	Fiscal Years Ended
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

Other Acquisitions

The following is a summary of business combinations other than @Road made by the Company during fiscal 2008, 2007 and 2006:

Acquisition	Primary Service or Product	Operating Segment	Acquisition Date
Rawson Control Systems	Hydraulic and electronic controls for the agriculture equipment industry	Field Solutions	December 3, 2008
FastMap and GeoSite	Field-based software suite for GIS and software solution for land surveyors and construction professionals	Field Solutions and Engineering & Construction	November 28, 2008
Callidus Precision Systems Assets	3D laser scanning solutions	Engineering & Construction	November 28, 2008
Toposys	Aerial data collection systems comprised of LiDAR and metric cameras	Engineering & Construction	November 13, 2008
TruCount	Air and electric clutches that automate individual planter row shut-off	Field Solutions	October 30, 2008
RolleiMetric	Metric camera systems for aerial imaging and terrestrial close range photogrammetry	Engineering & Construction	October 20, 2008
SECO	Accessories for the geomatics, surveying, mapping, and construction industries	Engineering & Construction	July 29, 2008
Géo-3D	Roadside infrastructure asset inventory solutions	Engineering & Construction	January 22, 2008
Crain Enterprises	Accessories for the geomatics, surveying, mapping, and construction industries	Engineering & Construction	January 8, 2008
HHK Datentechnik GmbH	Office and field software solutions for the cadastral survey market	Engineering & Construction	December 19, 2007
UtilityCenter	Field service management software for utilities	Field Solutions	November 8, 2007
Ingenieurbüro Breining GmbH	Office and field software solutions for the cadastral survey market	Engineering & Construction	September 19, 2007
Inpho GmbH	Photogrammetry and digital surface modeling software for aerial surveying, mapping and remote sensing applications	Engineering & Construction	February 13, 2007
Spacient Technologies, Inc.	Enterprise field service management and mobile mapping solutions	Field Solutions	November 21, 2006
Meridian Project Systems, Inc.	Enterprise project management and lifecycle software	Engineering & Construction	November 7, 2006
XYZ Solutions, Inc.	Real-time, interactive 3D intelligence software	Engineering & Construction	October 27, 2006
Visual Statement, Inc.	Desktop software tools	Mobile Solutions	October 11, 2006
Intransix	Mobile GPS applications	Advanced Devices	April 21, 2006
BitWyse Solutions, Inc.	Engineering and construction information management software	Engineering & Construction	May 1, 2006
Eleven Technology, Inc.	Mobile application software	Mobile Solutions	April 28, 2006
Quantm International, Inc.	Transportation route optimization solution	Engineering & Construction	April 5, 2006
XYZs of GPS, Inc.	Real-time Global Navigation Satellite System	Engineering & Construction	February 26, 2006
Advanced Public Safety, Inc.	Mobile and handheld software for public safety	Mobile Solutions	December 29, 2006

The Consolidated Financial Statements include the operating results of each of these businesses from the date of acquisition. Pro-forma results of operations have not been presented because the effects of each of these acquisitions were not material to the Company’s results.

The total purchase consideration for each of the above acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions were capitalized.

At the date of each acquisition, the projects associated with in-process research and development (IPR&D) efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, the value assigned to these IPR&D amounts were charged to expense on the respective acquisition date of each of the acquired companies. The Company recorded IPR&D expense of $1.9 million relating to acquisitions made in fiscal 2006.   The IPR&D of $2.1 million recorded during fiscal 2007 related entirely to the acquisition of @Road. There was no IPR&D associated with acquisitions in fiscal 2008.

The following table summarizes the Company’s business combinations completed during fiscal years 2008, 2007 and 2006 other than @Road (in thousands):

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006

Purchase price	$99,948	$49,311	$114,442
Acquisition costs *	2,623	956	2,650
Total purchase price	$102,571	$50,267	$117,092

Purchase price allocation:
Fair value of net assets acquired	$7,238	$9,504	$7,960
Identified intangible assets	50,242	19,937	51,613
In-process research and development	-	-	1,930
Deferred tax liability	(3,426)	(2,763)	(14,723)
Goodwill	48,517	23,589	70,312
Total	$102,571	$50,267	$117,092

* Acquisition costs consist of legal, advisory, and accounting fees as well as $0.4 million of restructuring related liabilities in fiscal 2008.

None of the amounts assigned to goodwill above are expected to be deductible for tax purposes.

Certain acquisitions include additional earn-out cash payments based on future revenue derived from existing products and other product milestones. These earn-out payments are considered additional purchase price consideration. Earn-out cash payments made for fiscal 2008, fiscal 2007 and fiscal 2006 were $7.2 million, $11.8 million and $4.5 million respectively. Earn-outs and changes in purchase price allocation estimates were recorded as purchase price adjustments and goodwill adjustments. Acquisitions made by the Company have additional potential earn-out cash payments in excess of that recorded on the Company’s Consolidated Balance Sheet not to exceed approximately $44.7 million.

Intangible Assets

The following tables present details of the Company’s total intangible assets:

	January 2, 2009

	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$188,391	$(78,867)	$109,524
Trade names and trademarks	20,254	(13,100)	7,154
Customer relationships	124,596	(40,263)	84,333
Distribution rights and other intellectual properties (*)	37,913	(10,023)	27,890
	$371,154	$(142,253)	$228,901

(*) Included within Other intellectual properties is a $25.0 million distribution right that the Company bought from Caterpillar, a related party, during fiscal 2008.   The fair value of the distribution right was estimated using a discounted cash flow analysis.  The distribution right will be amortized over its estimated economic life of eight years.  Since the distribution right became effective at year end, there is no accumulated amortization recorded as of January 2, 2009.

	December 28, 2007

	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$157,394	$(58,273)	$99,121
Trade names and trademarks	19,192	(12,490)	6,702
Customer relationships	110,802	(24,435)	86,367
Distribution rights and other intellectual properties	13,479	(7,892)	5,587
	$300,867	$(103,090)	$197,777

The weighted-average amortization period is six years for developed product technology, eight years for trade names and trademarks, seven years for customer relationships and seven years for distribution rights and other intellectual properties.

The following table presents details of the amortization expense of purchased and other intangible assets as reported in the Consolidated Statements of Income:

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands)

Reported as:
Cost of sales	$22,690	$19,778	$5,353
Operating expenses	22,376	18,966	7,906
Total	$45,066	$38,744	$13,259

The estimated future amortization expense of intangible assets as of January 2, 2009, is as follows (in thousands):

2009	$50,329
2010	48,164
2011	43,474
2012	34,727
2013	31,146
Thereafter	21,061
Total	$228,901

Goodwill

The changes in the carrying amount of goodwill for fiscal 2008 are as follows (in thousands):

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total

Balance as of December 28, 2007	$317,886	$5,224	$337,661	$15,079	$675,850
Additions due to acquisitions	44,999	3,518	-	-	48,517
Purchase price adjustments	15,280	1,909	(4,675)	-	12,514
Foreign currency translation adjustments	(14,257)	-	(4,265)	(2,788)	(21,310)
Balance as of January 2, 2009	$363,908	$10,651	$328,721	$12,291	$715,571

The purchase price adjustments relate entirely to business acquisitions prior to fiscal 2008.  Total purchase price adjustments of $12.5 million recorded during fiscal 2008 are comprised of earn-out payments of $7.2 million, tax adjustments of $4.4 million, and $0.9 million for changes in purchase price allocation estimates.

NOTE 5: JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Consolidated Statements of Income. The Company recorded a profit of $8.0 million, $7.8 million and $5.7 million as its proportionate share of CTCT net income (loss) in fiscal 2008, 2007 and 2006, respectively.  During fiscal 2008, 2007 and 2006, dividends received from CTCT, amounted to $10.5 million, $2.3 million and $2.0 million, and were recorded against Other non-current assets on the Consolidated Balance Sheets.  The carrying amount of the investment in CTCT was $7.0 million at January 2, 2009 and $9.6 million at December 28, 2007, and is included in Other non-current assets on the Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at direct cost plus a mark-up for the Company’s overhead costs to CTCT. CTCT then resells products at cost plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. Generally, the Company sells products through its after-market dealer channel, and Caterpillar sells products for factory and dealer installation. CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company. In fiscal 2008, 2007 and 2006, the Company recorded $11.7 million, $11.5 million and $8.4 million of revenue, respectively, and $10.5 million, $10.3 million and $7.3 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel.  In addition, in fiscal 2008, 2007 and 2006, the Company recorded $21.4 million, $25.1 million and $19.5 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $13.6 million, $13.7 million and $13.5 million for fiscal 2008, 2007 and 2006, respectively.  The reimbursements were offset against operating expense.

At January 2, 2009 and December 28, 2007, the Company had amounts due to and from CTCT.  Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties.  The amounts due to and from CTCT are presented on a gross basis in the Consolidated Balance Sheets.  At January 2, 2009 and December 28, 2007, the receivables from CTCT were $4.1 million and $5.6 million, respectively, and are included within Accounts receivable, net, on the Consolidated Balance Sheets.  As of the same dates, the payables due to CTCT were $3.1million and $5.2 million, respectively, and are included within Accounts payable on the Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income (expense) section of the Consolidated Statements of Income. In fiscal 2008, 2007 and 2006, the Company recorded a profit of $23,000, $0.6 million and $1.3 million, respectively, as its proportionate share of Nikon-Trimble net income (loss). During fiscal 2008, 2007 and 2006, dividends received from Nikon-Trimble, amounted to $0.2 million, $0.6 million and $0.3 million, and were recorded against Other non-current assets on the Consolidated Balance Sheets. The carrying amount of the investment in Nikon-Trimble was approximately $13.9 million at January 2, 2009 and $13.4 million at December 28, 2007, and is included in Other non-current assets on the Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products. The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer. Profits from these inter-company sales are eliminated.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company.  The Company recorded $15.3 million, $12.6 million and $13.9 million of revenue, and $11.0 million, $6.7 million and $6.6 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble.

At January 2, 2009 and December 28, 2007, the Company had amounts due to and from Nikon-Trimble.  Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties.  The amounts due to and from Nikon-Trimble are presented on a gross basis in the Consolidated Balance Sheets. At January 2, 2009 and December 28, 2007, the amounts due from Nikon-Trimble were $2.0 million and $3.3 million, respectively, and are included within Accounts receivable, net on the Consolidated Balance Sheets.  As of the same dates, the amounts due to Nikon-Trimble were $2.3 million and $5.7 million, respectively, and are included within Accounts payable on the Consolidated Balance Sheets.

VirtualSite Solutions Joint Venture

On October 3, 2008, VirtualSite Solutions (VSS), a joint venture formed by the Company and Caterpillar began operations.  The Company contributed $7.8 million in exchange for a 65% ownership and Caterpillar contributed $4.2 million for a 35% ownership in VSS.  VSS develops software for fleet management and connected worksite solutions for both Caterpillar and Trimble and in turn, sells software subscription services to Caterpillar and Trimble, which are sold through Caterpillar's and the Company's respective distribution channels.  For financial reporting purposes, VSS’s assets and liabilities are consolidated with those of the Company, as are its results of operations, which are reported under the Engineering and Construction segment.  Caterpillar’s 35% interest is included in the overall Consolidated Financial Statements as minority interests in consolidated subsidiaries.

NOTE 6: CERTAIN BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet items:

	January 2,	December 28,
As of	2009	2007
(in thousands)
Inventories:
Raw materials	$71,319	$63,465
Work-in-process	5,551	9,267
Finished goods	84,023	70,286
Total inventories, net	$160,893	$143,018

Deferred costs of revenue are included within finished goods and were $15.4 million at January 2, 2009 and $11.0 million at December 28, 2007.

	January 2,	December 28,
As of	2009	2007
(in thousands)
Property and equipment, net:
Machinery and equipment	$88,067	$79,956
Furniture and fixtures	12,140	10,974
Leasehold improvements	16,432	15,391
Buildings	6,519	6,527
Land	1,383	1,384
	124,541	114,232
Less accumulated depreciation	(74,366)	(62,788)
Total	$50,175	$51,444

	January 2,	December 28,
As of	2009	2007
(in thousands)
Other Non-Current Liabilities:
Deferred compensation	$6,631	$8,646
Pension	5,439	6,646
Deferred rent	4,303	5,215
Unrecognized tax benefits	34,275	25,774
Other non-current liabilities	10,905	9,847
Total	$61,553	$56,128

As of January 2, 2009, the Company has $34.3 million of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably impact the effective income tax rate in future periods and interest and/or penalties related to income tax matters.

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

·
Advanced Devices — The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of Trimble’s total revenue, operating income or assets. This segment is comprised of the Component Technologies, Military and Advanced Systems, Applanix and Trimble Outdoors businesses.

Trimble evaluates each of its segment's performance and allocates resources based on segment operating income from operations before income taxes, and some corporate allocations. Trimble and each of its segments employ consistent accounting policies.

The following table presents revenue, operating income (loss), and identifiable assets for the four segments. Operating income (loss) is net revenue less operating expense, excluding general corporate expense, amortization of intangibles, amortization of inventory step-up charges, in-process research and development expense, restructuring charges, non-operating income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker, its Chief Executive Officer, views by segment are accounts receivable and inventories.

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands)
Engineering & Construction
Revenue	$741,668	$743,291	$637,118
Operating income	126,014	174,177	136,157
Field Solutions
Revenue	$300,708	$200,614	$139,230
Operating income	109,489	60,933	37,377
Mobile Solutions
Revenue	$167,113	$157,673	$60,854
Operating income	11,328	12,517	2,550
Advanced Devices
Revenue	$119,745	$120,692	$102,948
Operating income	24,445	17,276	10,084
Total
Revenue	$1,329,234	$1,222,270	$940,150
Operating income	271,276	264,903	186,168
Engineering & Construction
Accounts receivable	$125,734	$158,913
Inventories	104,934	89,780
Goodwill	363,908	317,886
Field Solutions
Accounts receivable	$37,791	$37,294
Inventories	21,778	15,745
Goodwill	10,651	5,224
Mobile Solutions
Accounts receivable	$23,736	$25,469
Inventories	16,391	18,781
Goodwill	328,721	337,661
Advanced Devices
Accounts receivable	$17,008	$18,208
Inventories	17,790	18,712
Goodwill	12,291	15,079
Total
Accounts receivable (1)	$204,269	$239,884
Inventories	160,893	143,018
Goodwill	715,571	675,850

(1) As presented, accounts receivable represents trade receivables, net, which are specified between segments.

A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands)
Consolidated segment operating income	$271,276	$264,903	$186,168
Unallocated corporate expense	(36,284)	(42,914)	(35,798)
Restructuring charges	(4,641)	(3,025)	-
Amortization of purchased intangible assets	(44,891)	(38,585)	(13,074)
In-process research and development	-	(2,112)	(1,930)
Consolidated operating income	185,460	178,267	135,366
Non-operating expense, net	6,502	5,489	12,726
Consolidated income before income taxes	$191,962	$183,756	$148,092

The geographic distribution of Trimble’s revenue and identifiable assets is summarized in the tables below. Other foreign countries include Canada, and countries in South and Central America, the Middle East, and Africa.  Revenue is defined as revenue from external customers.  Identifiable assets indicated in the table below exclude inter-company receivables, investments in subsidiaries, goodwill, and intangibles assets.

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands)

Revenue (1):
United States	$646,734	$608,137	$511,030
Europe	333,436	325,888	231,428
Asia Pacific	182,952	146,545	112,465
Other non-US countries	166,112	141,700	85,227
Total consolidated revenue	$1,329,234	$1,222,270	$940,150

(1) Revenue attributed to countries based on the location of the customer.

Transfers between U.S. and non-U.S. geographic areas are made at prices based on total costs and contributions of the supplying geographic area. The Company's subsidiaries in Asia have derived revenue from commissions from U.S. operations in each of the periods presented. This commission revenue and expense is excluded from total revenue in the preceding table. No single customer or country other than the United States accounted for 10% or more of Trimble's total revenue in fiscal years 2008, 2007, and 2006.

	January 2,	December 28,
As of	2009	2007
(in thousands)

Identifiable assets:
United States	$441,947	$381,755
Europe	179,350	217,422
Asia Pacific and other non-US countries	42,649	36,167
Total identifiable assets	$663,946	$635,344

NOTE 8: RESTRUCTURING CHARGES

Restructuring expense for the three years ended January 2, 2009 was as follows:

	2008	2007	2006
(in thousands)

Severance and benefits	$4,641	$3,025	$-

During fiscal 2008, restructuring expense of $4.6 million was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 100 employees affected worldwide. Of the total restructuring expense, $2.7 million is shown as a separate line within Operating expense on the Company’s Consolidated Statements of Income, and $1.9 million is included within Cost of sales.  Additionally, $4.1 million is related to the Engineering and Construction segment and $0.5 million is related to the Mobile Solutions segment. As a result of above decisions, the Company expects restructuring activities in the Engineering and Construction segment to result in additional restructuring expense totaling approximately $1.8 million through the first quarter of 2010.

During fiscal 2007, restructuring expense of $3.0 million was for charges associated with the Company’s acquisition of @Road. The restructuring expense was related to the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.6 million was recorded as Shareholders’ equity.

Restructuring costs associated with business combinations:
In addition to the restructuring expense in fiscal 2008, costs associated with exiting activities of companies the Company acquired in fiscal 2008 was $0.4 million, consisting of severance and benefits costs. These costs were recognized as a liability assumed in the purchase business combinations and were included in the allocation of the cost to acquisitions and accordingly, resulted in an increase to goodwill rather than an expense in fiscal 2008. The Company also had $0.9 million in restructuring activity reversals related to costs associated with exiting activities of pre-merger @Road.  The reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions. The reversals were recognized in the first quarter of fiscal 2008 as a reduction of the liability assumed in the purchase business combination that had been included in the allocation of the cost to acquire @Road and, accordingly, resulted in a decrease to goodwill rather than an expense reduction in fiscal 2008.

In addition to the restructuring expense in fiscal 2007, costs associated with exiting activities of pre-merger @Road of $3.6 million, consisted of severance and benefits costs.  These costs were recognized as a liability assumed in the purchase business combination and were included in the allocation of the cost to acquire @Road and accordingly, resulted in an increase to goodwill rather than an expense in fiscal 2007.

Restructuring liability:
The following table summarizes the restructuring activity for 2007 and 2008 (in thousands):

Balance as of December 30, 2006	$744
Acquisition related	3,547
Charges	3,025
Payments	(6,004)
Adjustment	14
Balance as of December 28, 2007	$1,326
Acquisition related	355
Charges	4,641
Payments	(3,351)
Adjustment	(1,054)
Balance as of January 2, 2009	$1,917

As of January 2, 2009, the $1.9 million restructuring accrual consists of severance and benefits.  Of the $1.9 million restructuring accrual, $0.7 million is included in Other current liabilities and is expected to be settled by the first half of fiscal 2009.  The remaining balance of $1.2 million is included in Other non-current liabilities and is expected to be settled by the first quarter of fiscal 2010.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following:

	January 2,	December 28,
As of	2009	2007
(in thousands)

Credit Facilities:
Term loan	$-	$60,000
Revolving credit facility	151,000	-
Promissory notes and other	588	690
Total debt	151,588	60,690

Less current portion of long-term debt	124	126
Non-current portion	$151,464	$60,564

On July 28, 2005, the Company entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent.  On February 16, 2007, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for paying off other debts or loans.  The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.00.   The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes. As of August 20, 2008, the Company amended its 2007 Credit Facility to allow it to redeem, retire or purchase common stock of the Company. In addition, the definition of the fixed charge was amended to exclude the impact of redemptions, retirements, or purchases common stock of the Company from the fixed charges coverage ratio.

In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which was repaid in full during fiscal 2008.  As of January 2, 2009, the Company had an outstanding balance on the revolving credit line of $151.0 million.

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

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of January 2, 2009 the Company was in compliance with all financial debt covenants.

Notes Payable

As of January 2, 2009 and December 28, 2007, the Company had notes payable totaling approximately $588,000 and $690,000, respectively, consisting of government loans to foreign subsidiaries.

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

Future minimum payments required under non-cancelable operating leases are as follows (in thousands):

2009	$17,598
2010	12,084
2011	7,666
2012	5,631
2013	1,044
Thereafter	156
Total	$44,179

Net rent expense under operating leases was $16.2 million in fiscal 2008, $14.2 million in fiscal 2007, and $10.5 million in fiscal 2006. Sublease income was $49,000, $39,000 and $44,000 for fiscal 2008, 2007, and 2006, respectively.

Additionally, as of January 2, 2009, the Company had acquisition earn-outs of $6.3 million and holdbacks of $20.8 million recorded in “Other current liabilities” and “Other non-current liabilities.” The maximum remaining payments, including the $6.3 million and $20.8 million recorded, will not exceed $71.7 million. The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments.  The remaining earn-outs and holdbacks are payable through 2012.

At January 2, 2009, the company had unconditional purchase obligations of approximately $68.7 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with our vendors.  Purchase obligations exclude agreements that are cancelable without penalty.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	Fair Values as of January 2, 2009
(in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds (1)	$16,246	$-	$-	$16,246
Commercial paper (2)	-	12,000	-	12,000
Deferred compensation plan assets (3)	-	6,679	-	6,679
Derivative assets (4)	-	627	-	627
Total	$16,246	$19,306	$-	$35,552

Liabilities
Deferred compensation plan liabilities (3)	$-	$6,631	$-	$6,631
Derivative liabilities (4)	-	1,775	-	1,775
Total	$-	$8,406	$-	$8,406

(1)	The Company may invest some of its cash and cash equivalents in highly liquid investments such as money market funds. The fair values are determined using observable quoted prices.

(2)
The Company may invest some of its cash and cash equivalents in highly liquid investments such as commercial paper. The fair values are determined using observable quoted prices for similar assets in active markets. The Company’s investment in commercial paper is part of the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), which is fully guaranteed by FDIC.

(3)
The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets and liabilities included in Level II are valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

(4)	Derivative assets and liabilities included in Level II primarily represent forward currency exchange contracts. The fair values are determined using inputs based on observable quoted prices.

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
As of	January 2, 2009		December 28, 2007
(in thousands)

Assets:
Cash and cash equivalents	$147,531	$147,531	$103,202	$103,202
Forward foreign currency exchange contracts	627	627	374	374

Liabilities:
Credit facility	$151,000	$127,754	$60,000	$49,000
Forward foreign currency exchange contracts	1,775	1,775	552	552
Promissory note and other	588	554	690	630

The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that Trimble would currently have to pay to extinguish any of this debt.

NOTE 12: INCOME TAXES

The components of income before income taxes are as follows:

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands)

United States	$89,696	$126,768	$123,800
Foreign	102,266	57,362	24,300
Total	$191,962	$184,130	$148,100

The Company's income tax provision consisted of the following:

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands)

US Federal:
Current	$42,473	$48,833	$47,795
Deferred	(7,024)	(1,658)	(2,972)
	35,449	47,175	44,823
US State:
Current	5,165	6,374	2,967
Deferred	(2,271)	(3,669)	(2,168)
	2,894	2,705	799
Foreign:
Current	13,976	10,403	(1,493)
Deferred	(1,829)	6,099	305
	12,147	16,502	(1,188)
Income tax provision	$50,490	$66,382	$44,434

The income tax provision differs from the amount computed by applying the statutory US federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands)

Expected tax from continuing operations at 35% in all years	$67,187	$64,446	$51,832

US State income taxes	3,339	1,654	(110)
Export sales incentives	-	(365)	(4,138)
Foreign tax rate differential	(23,553)	(711)	(7,682)
US Federal and California research and development credits	(3,651)	(2,206)	(662)
Stock option compensation	3,550	3,889	3,626
Other	3,618	(325)	1,568
Income tax provision	$50,490	$66,382	$44,434

Effective tax rate	26%	36%	30%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 2,	December 28,
As of	2009	2007
(in thousands)

Deferred tax liabilities:
Purchased intangibles	$64,737	$68,561
Depreciation and amortization	24,085	26,720
Other	568	183
Total deferred tax liabilities	89,390	95,464

Deferred tax assets:
Inventory valuation differences	8,298	7,359
Expenses not currently deductible	8,091	10,044
US Federal credit carryforwards	2,314	2,313
Deferred revenue	10,850	8,000
US State credit carryforwards	11,350	10,011
Warranty	2,418	2,177
US Federal net operating loss carryforward	16,272	24,765
Net foreign tax credits on undistributed foreign earnings	19,689	12,857
Accruals not currently deductible	15,280	17,104
Total deferred tax assets	94,562	94,630
Valuation allowance	(5,787)	(6,471)
Total deferred tax assets	88,775	88,159

Total net deferred tax liabilities	$(615)	$(7,305)

The Company has $15.3 million, $0.6 million and $7.7 million of tax effected U.S. federal, state and foreign net operating loss carryforwards (expiring in years 2020 through 2028 for federal and state carryovers, no expiration for foreign carryovers) from acquisitions. Utilization of the Company’s net operating loss carryforwards are subject to annual limitations due to ownership changes provided by the Internal Revenue Code of 1986, as amended. The Company has federal research and development credit carryforwards of $2.0 million (expiring in years 2019 through 2024) and state research and development credit carryforwards of approximately $15.2 million that can be carried over indefinitely.

The Company’s valuation allowance is primarily attributable to acquisition related net operating loss and research and development credit carryforwards.  Management believes that it is more likely than not that the Company will not realize these deferred tax assets, and, accordingly, a valuation allowance has been established for such amounts.

On September 30, 2008, the State of California enacted Assembly Bill 1452 into law which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to the extent of 50 percent of a taxpayer’s taxable income.  The Company recorded additional state tax provision, net of federal benefits as a result of this law change in the fourth quarter of 2008.

The U.S. Federal Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was signed into law on October 3, 2008. Under this law, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effect of the change in this law for the Company was an increase of $2.4 million in credits for the quarter ended January 2, 2009.

The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider some of those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided.  Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.  As of January 2, 2009 the Company’s foreign subsidiary accumulated undistributed earnings that are intended to be indefinitely reinvested outside the U.S. is approximately $58.3 million.  The amount of the unrecognized deferred tax liability on this amount is approximately $19.2 million.

A reconciliation of the change in the unrecognized tax balances (UTB) from December 28, 2007 to January 2, 2009 is as follows:

(in thousands)	Federal, State and Foreign Tax	Accrued Interest and Penalties	Unrecognized Income Tax Benefits

Balance at December 29, 2006	$21,500	$2,200	$23,700

Additions for tax positions related to the current year	2,800	1,000	3,800

Additions for tax positions related to prior years	800	-	800

Other reductions for tax positions related to prior years	(400)	(100)	(500)

Foreign exchange	600	-	600

Balance at December 28, 2007	$25,300	$3,100	$28,400

Total UTBs that, if recognized, would impact the effective tax rate as of December 28, 2007	$25,300	$3,100	$28,400

Additions for tax positions related to the current year	5,300	1,320	6,620

Additions for tax positions related to prior years	3,800	-	3800

Other reductions for tax positions related to prior years	(900)	(20)	(920)

Foreign exchange	(600)	-	(600)

Balance at January 2, 2009	$32,900	$4,400	37,300

Total UTBs that, if recognized, would impact the effective tax rate as of January 2, 2009	$32,900	$4,400	37,300

The Company and its subsidiaries are subject to U.S. federal, state, and foreign income taxes.  The Company has substantially concluded all U.S. federal and state income tax matters for years through 1992.  Non-U.S. income tax matters have been concluded for years through 2000. The Company is currently in various stages of multiple year examinations by Federal, State, and foreign taxing authorities.  The Company does not anticipate a significant impact to the unrecognized tax benefits balance with respect to current tax examinations. Although the timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability includes interest and penalties at January 2, 2009 and December 30, 2007, of $4.4 million and $3.1 million, respectively, which were recorded in Other non-current liabilities in the accompanying Consolidated Balance Sheets.

NOTE 13: COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects are as follows:

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands)
Net income	$141,472	$117,374	$103,658
Foreign currency translation adjustments, net of tax of $583 in 2008 and $(636) in 2007	(31,722)	18,655	21,709
Net unrealized actuarial gain (loss)	43	(13)	-
Net unrealized gain (loss) on investments	(392)	(33)	4
Total comprehensive income	$109,401	$135,983	$125,371

The components of accumulated other comprehensive income, net of related tax were as follows:

	January 2,	December 28,
Fiscal Years Ended	2009	2007
(in thousands)
Accumulated foreign currency translation adjustments	$28,147	$59,869
Net unrealized loss on investments	(392)	-
Net unrealized actuarial losses	(106)	(149)
Total accumulated other comprehensive income	$27,649	$59,720

NOTE 14: EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 11,550,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. The amended Purchase Plan terminates on September 30, 2018. In fiscal 2008, 2007 and 2006, the shares issued under the Purchase Plan were 437,833, 430,068 and 195,398 shares, respectively. Compensation expense recognized during fiscal 2008, 2007 and 2006 related to shares granted under the Employee Stock Purchase Plan was $3.4 million, $2.6 million and $1.8 million, respectively. At January 2, 2009, the number of shares reserved for future purchases by eligible employees was 572,217.

Restricted Stock Award

Trimble did not grant any restricted stock awards in fiscal 2008 or fiscal 2007.  During the second quarter of fiscal 2006, the Company granted 40,000 shares of restricted common stock. The award vests 20% on June 30, 2005 and an additional 20% each June 30 thereafter. The Company recorded compensation expense in the Consolidated Statements of Income of $155,000, $191,000 and $191,000 for fiscal 2008, 2007 and 2006, respectively.

2002 Stock Plan

In 2002, Trimble’s board of directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan approved by the shareholders provides for the granting of incentive and non-statutory stock options and stock awards for up to 12,000,000 shares plus any shares currently reserved but unissued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 20% at the first anniversary of grant and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. In certain instances, grants vest at a rate of 40% at the second anniversary of grant and monthly thereafter at an annual rate of 20% with full vesting occurring at the fifth anniversary of the grant. The Company issues new shares for option exercises. The majority of the restricted share units granted under this plan vest 100% after three years.  As of January 2, 2009, options to purchase 8,651,279 shares were outstanding, 156,497 restricted stock units were unvested, and 1,928,329 were available for future grant under the 2002 Plan.

@Road Plan

In connection with the acquisition of @Road in February 2007, the Company assumed all of the outstanding stock options of @Road’s 2000 Stock Option Plan (“@Road Plan”) as well as the plan itself.  The @Road Plan provides for the granting of incentive and non-statutory stock options.  Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant.  Employee stock options granted under the @Road Plan generally have 120-month terms, and vest at a rate of 20% at the first anniversary of grant and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant.  The Company issues new shares for option exercises.  As of January 2, 2009 options to purchase 581,342 shares were outstanding under the @Road Plan.  Shares under this plan are no longer available for grant due to the Merger of @Road into Trimble.

1993 Stock Option Plan

In 1992, Trimble's board of directors adopted the 1993 Stock Option Plan (“1993 Plan”). The 1993 Plan, as amended to date and approved by shareholders, provided for the granting of incentive and non-statutory stock options for up to 19,125,000 shares of Common Stock to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 1993 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The Company issues new shares for option exercises. As of January 2, 2009 options to purchase 1,088,594 shares were outstanding and no shares were available for future grant.

1992 Employee Stock Bonus Plan

In 1992, Trimble's board of directors approved the 1992 Employee Stock Bonus Plan ("Bonus Plan"). As of January 2, 2009, there were no options outstanding to purchase shares and 5,578 were available for future grant under the 1992 Employee Stock Bonus Plan.

1990 Director Stock Option Plan

In December 1990, Trimble adopted a Director Stock Option Plan under which an aggregate of 1,140,000 shares of Common Stock have been reserved for issuance to non-employee directors as approved by the shareholders to date. At January 2, 2009, options to purchase 135,000 shares were outstanding, and no shares were available for future grants under the Director Stock Option Plan.

Options Outstanding and Exercisable

Exercise prices for options outstanding as of January 2, 2009, ranged from $2.67 to $40.59. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information with respect to options outstanding at January 2, 2009:

	Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range	Number Outstanding	Exercise Price per Share	Contractual Life (Years)	Number Exercisable	Exercise Price per Share
(in thousands, except for per share data)

$2.67 – $5.82	1,263	$5.05	2.78	1,263	$5.05
$6.00 – $7.85	281	6.77	2.30	281	6.77
$8.02 – $8.50	1,077	8.50	4.46	1,078	8.50
$8.77 – $14.53	1534	13.65	4.78	1305	13.56
$14.56 – $17.00	1,514	16.59	6.58	967	16.49
$17.06 – $19.78	339	18.66	6.44	247	18.73
$19.96	1,280	19.96	6.77	-	-
$20.04 – $23.36	227	21.80	6.87	154	21.91
$23.44	1,206	23.44	4.74	499	23.44
$23.55 – $40.59	1,735	32.96	6.07	200	30.00
Total	10,456	$17.76	5.25	5,994	$12.81

	Number Of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options outstanding	10,456	$17.76	5.27	$67,317
Options outstanding and expected to vest	9,696	17.26	5.20	65,915
Options exercisable	5,594	12.81	4.60	59,012

Options outstanding and expected to vest are adjusted for expected forfeitures. The aggregate intrinsic value is the total pretax intrinsic value based on the Company’s closing stock price of $22.30 as of January 2, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of January 2, 2009, the total unamortized stock option expense is $31.3 million with a weighted-average recognition period of 3.3 years.

Option Activity

Activity during fiscal 2008, under the combined plans was as follows:

	Options	Weighted average exercise price
(in thousands, except for per share data)

Outstanding at beginning of year	10,123	$15.88
Granted	1,998	23.32
Assumed from @Road	-	-
Exercised	(1,262)	9.99
Cancelled	(403)	22.49
Outstanding at end of year	10,456	$17.76

Available for grant	1,934

The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $28.3 million, $68.4 million and $48.8 million, respectively.  Compensation expense recognized during fiscal 2008, 2007 and 2006 related to stock options was $11.8 million, $12.3 million and $10.7 million, respectively.

Restricted Stock Unit Activity

Activity during fiscal 2008 was as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(in thousands, except for per share data)

Nonvested at beginning of year	63	$40.55
Granted	99	$20.19
Vested	-	-
Cancelled	(6)	$38.56
Nonvested at end of year	156	$27.78

Compensation expense recognized during fiscal 2008 and 2007 related to restricted stock units was $1.0 million and $65,000, respectively. There were no restricted stock units granted prior to fiscal 2007. As of January 2, 2009, there was $2.9 million of total unamortized restricted stock unit compensation expense related to nonvested restricted stock units, with a weighted-average recognition period of 2.42 years.

Warrants

On April 12, 2002, the Company issued to Spectra-Physics Holdings USA, Inc., a warrant to purchase up to 1,128,700 shares of Trimble’s Common Stock over a fixed period of time. Initially, Spectra-Physics’ warrant entitled it to purchase 600,000 shares of Common Stock over a five-year period at an exercise price of $5.04 per share. On a quarterly basis beginning July 14, 2002, Spectra-Physics’ warrant became exercisable for an additional 750 shares of Common Stock for every $1 million of principal and interest outstanding to Spectra-Physics until the obligation was paid off in full. These shares are purchasable at a price equal to the average of Trimble’s closing price for the five days immediately proceeding the last trading day of each quarter. On July 14, 2002 an additional 52,092 shares became exercisable at an exercise price of $4.82 per share. On October 14, 2002 an additional 53,472 shares became exercisable at an exercise price of $3.06. On January 14, 2003, an additional 54,852 shares became exercisable at an exercise price of $4.52. On April 14, 2003, an additional 28,623 shares became exercisable at an exercise price of $6.69. The approximate fair value of the warrants of $2.4 million was determined using the Black-Scholes pricing model with the following assumptions: contractual life of 5-year period, risk-free interest rate of 4%; volatility of 65%; and no dividends during the contractual term. The additional shares are exercisable over a 5-year period. No additional shares will be issuable under the warrant as the underlying obligation has been paid off in full. During fiscal 2008 there were 28,623 shares exercised related to the warrants.  For fiscal 2007, 760,416 shares were exercised and for fiscal 2006, no shares were exercised.  As of January 2, 2009, there are no shares outstanding and exercisable under the warrants.

NOTE 15: BENEFIT PLANS

401(k) Plan

Under the Company’s 401(k) Plan, U.S. employee participants (including employees of certain subsidiaries) may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Trimble Fund sold 106,931 net shares of Common Stock for an aggregate of $3.2 million in fiscal 2008. The Company, at its discretion, matches individual employee 401(k) Plan contributions at a rate of fifty cents of every dollar that the employee contributes to the 401(k) Plan up to 5% of the employee’s annual salary to an annual maximum of $2,500. The Company’s matching contributions to the 401(k) Plan were $3.3 million in fiscal 2008, 3.1 million in fiscal 2007, and $2.5 million in fiscal 2006.

Defined Contribution Pension Plans

Certain of the Company’s European subsidiaries participate in state sponsored pension plans.  Contributions are based on specified percentages of employee salaries.  For these plans, the Company contributed and charged to expense approximately $0.9 million for fiscal 2008, $0.8 million for fiscal 2007 and $0.7 million for fiscal 2006.

Defined Benefit Pension Plan

The Company provides defined benefit pension plans in Sweden and Germany. The largest of these plans is provided by the Swedish subsidiary which has an unfunded defined benefit pension plan that covered substantially all of its full-time employees through 1993. Benefits are based on a percentage of eligible earnings. The employee must have had a projected period of pensionable service of at least 30 years as of 1993. If the period was shorter, the pension benefits were reduced accordingly. Active employees do not accrue any future benefits; therefore, there is no service cost and the liability will only increase for interest cost.

On December 28, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. The Company adopted the measurement date provision in fiscal year 2008. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the Company’s Consolidated Balance Sheets pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.  The adoption of SFAS 158 did not have a material impact on the Company’s consolidated statement of income for any period presented.

The pension related balances on the Company’s Consolidated Balance Sheet at January 2, 2009 and December 28, 2007 are presented in the following table.

Fiscal Years Ended	January 2, 2009	December 28, 2007
(in thousands)

Current accrued pension liability	$140	$276
Non-current accrued pension liability	5,439	6,646

Unrecognized actuarial loss	(106)	(149)

The changes in the benefit obligations and plan assets of the significant non-U.S. defined benefit pension plans for fiscal 2008 and 2007 were as follows:

Fiscal Years Ended	January 2, 2009	December 28, 2007
(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$10,231	$9,398
Adjustment to (exclude)/include benefit obligation for the Netherlands subsidiary*	(2,334)	336
Benefit obligation at beginning of year (restated)	7,897	9,734
Service cost	33	411
Interest cost	337	460
Benefits paid	(303)	(359)
Foreign exchange impact	(963)	173
Actuarial (gains) losses	(62)	(188)
Benefit obligation at end of year	6,939	10,231
Change in plan assets:
Fair value of plan assets at beginning of year	3,309	2,913
Adjustment to include fair value of plan assets for the Netherlands subsidiary	(1,984)	(13)
Fair value of plan assets at beginning of year (restated)	1,325	2,900
Actual return on plan assets	38	(92)
Employer contribution	68	355
Plan participants’ contributions	-	-
Benefits paid	(59)	(123)
Foreign exchange impact	(12)	269
Fair value of plan assets at end of year	1,360	3,309

Benefit obligation in excess of plan assets at end of year	$5,579	$6,922

Current portion (included in accrued compensation and benefits)	140	276
Non-current portion (included in other non-current liabilities)	5,439	6,646

*The Company changed its defined benefit pension plan in Netherlands to a defined contribution plan in fiscal 2008.

The under-funded status of the plan of $5.6 million at January 2, 2009 is recognized in the accompanying Consolidated Balance Sheets as a short-term and a long-term accrued pension liability.  No plan assets are expected to be returned to Trimble during fiscal 2008.

Net periodic benefit cost in fiscal 2008 was not material.

Actuarial assumptions used to determine the net periodic pension costs for fiscal 2008 were as follows:

	Swedish Subsidiary	German Subsidiaries
Discount rate	4.8%	6.5%
Rate of compensation increase	2.0%	2.0%
Measurement Date	1/2/2009	1/2/2009

The Company’s accumulated benefits obligation was approximately $6.9 million and $10.2 million for fiscal 2008 and fiscal 2007, respectively.

The Company’s plan assets are primarily located in the Company's German subsidiaries. For German subsidiaries, for fiscal 2008, the asset allocation of the total plan assets was approximately as follows:  89% local government bonds, 7% real estate and 4% equity securities. Long-term asset allocation and expected return on assets assumptions are derived from detailed annual studies conducted by the Company's asset management group and actuaries. The Company’s asset management group limits allocation to equity securities and real estate to a maximum of 10% and 25%, respectively, with the remaining assets to be allocated to local government bonds. While the asset allocation give appropriate consideration to recent performance and historical returns, the strategy is focused primarily on conservative and sustainable long-term returns. Based on historical returns, the Company expects future return on assets to be approximately 4%.

The Company expects to contribute approximately $372,000 to plan assets in fiscal year ended 2009.

The following benefit payments, which reflect estimated future employee service, as appropriate, are expected to be paid (in thousands):

	2009	$390
	2010	422
	2011	431
	2012	434
	2013	465
	Thereafter	6,457
Total		$8,599

NOTE 16: STATEMENT OF CASH FLOW DATA

	January 2,	December 28,	December 29,
Fiscal Years Ended	2009	2007	2006
(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$2,451	$6,250	$8
Income taxes paid	$73,756	$35,170	$36,000

Significant non-cash investing activities:
Issuance of shares to acquire @Road	$-	$161,947	$-

NOTE 17: LITIGATION

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

NOTE 18: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	March 28,	June 27,	September 26,	January 2,
Fiscal period ended	2008	2008	2008	2009
(in thousands, except per share data)

Revenue	$355,296	$377,767	$328,087	$268,084
Gross margin	174,376	187,099	165,623	122,038
Net income	40,067	48,599	39,067	13,739

Basic net income per share	0.33	0.40	0.32	0.12
Diluted net income per share	0.32	0.39	0.31	0.11

	March 30,	June 29,	September 28,	December 28,
Fiscal period ended	2007	2007	2007	2007
(in thousands, except per share data)

Revenue	$285,732	$327,732	$296,023	$312,783
Gross margin	143,130	167,169	146,940	155,666
Net income	28,683	35,026	27,374	26,291

Basic net income per share	0.25	0.29	0.23	0.22
Diluted net income per share	0.24	0.28	0.22	0.21

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2008 was a 53-week year and fiscal 2007 was a 52-week year. As a result of the extra week, year-over-year results may not be comparable. The Company was shut down an additional week during the fourth quarter of fiscal 2008. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, the Company, analysts, shareholders, investors, and others will have to make appropriate adjustments to any analysis performed when comparing our activities and results.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of January 2, 2009 and December 28, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2009. Our audits also included the financial statement schedule listed in the index at Item 15 (a) Schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at January 2, 2009 and December 28, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2009, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of December 30, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trimble Navigation Limited’s internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited Trimble Navigation Limited's internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trimble Navigation Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trimble Navigation Limited maintained, in all material respects, effective internal control over financial reporting as of January 2, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trimble Navigation Limited as of January 2, 2009 and December 28, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2009 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 27, 2009

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

The Company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of January 2, 2009.

The effectiveness of our internal control over financial reporting as of January 2, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

During the quarter ended January 2, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Code of Ethics

The Company’s Business Ethics and Conduct Policy applies to, among others, to the Company’s Chief Executive Officer, Chief Financial Officer, Vice President of Finance, Corporate Controller, and other finance organization employees. The Business Ethics and Conduct Policy is available on the Company’s website at www.trimble.com under the heading “Corporate Governance and Policies” on the Investor Information page of our website. A copy will be provided, without charge, to any shareholder who requests one by written request addressed to General Counsel, Trimble Navigation Limited, 935 Stewart Drive, Sunnyvale, CA 94085.

If any substantive amendments to the Business Ethics and Conduct Policy are made or any waivers are granted, including any implicit waiver, from a provision of the Business Ethics and Conduct Policy, to its Chief Executive Officer, Chief Financial Officer, Vice President of Finance, or Corporate Controller, the Company will disclose the nature of such amendment or waiver on the Company’s website at www.trimble.com or in a report on Form 8-K.

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

(b) Exhibits

Exhibit
Number

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (5)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (6)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (7)
3.4	Certificate of Determination of the Company filed February 19, 1999. (8)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (14)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (16)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (23)
3.8	Bylaws of the Company (amended and restated through July 20, 2006). (15)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (4)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (17)
10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (19)

10. 2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)
10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)
10.4+	1993 Stock Option Plan, as amended October 24, 2003. (11)
10.5+	Trimble Navigation 1988 Employee Stock Purchase Plan, as amended January 17, 2007. (25)
10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (9)
10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 19, 2007. (10)
10.8+	Australian Addendum to the Trimble Navigation Limited 1988 Employee Stock Purchase Plan. (12)
10.9+	Trimble Navigation Limited 2002 Stock Plan (as amended and restated December 31, 2008), including forms of option and restricted stock unit agreements. (27)
10.10
Amended and Restated Credit Agreement dated February 16, 2007 (amending and restating the Credit Agreement dated as of July 28, 2005)  among Trimble Navigation Limited, the Subsidiary Borrowers, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), Citibank N.A. and BMO Capital Markets  (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner). (13)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (18)
10.12+	Board of Directors Compensation Policy effective July 1, 2007. (26)
10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (27)
10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (27)
10.15+	Amendment to letter of employment between the Company and Rajat Bahri dated December 31, 2008. (27)
10.16	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (22)
10.17+	Trimble Navigation Limited 2007 Management Incentive Plan Description. (20)
10.18+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (24)
10.19	Amendment No. 1 to the Amended and Restated Credit Agreement. (27)
10.20+	Trimble Navigation Limited Annual Management Incentive Plan Description. (21)
21.1	Subsidiaries of the Company. (27)
23.1	Consent of Independent Registered Public Accounting Firm. (27)
24.1	Power of Attorney included on signature page herein.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (27)
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (27)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference exhibit number 10.46 to the Company’s Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4)	Incorporated by reference to exhibit number 1 to the Company’s Registration Statement on Form 8-A, which was filed on February 18, 1999.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(10)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.
(11)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.

(12)	Incorporated by reference to exhibit number 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000.
(13)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(14)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(15)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(16)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(17)	Incorporated by reference to exhibit number 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(18)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(19)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(20)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2007.
(21)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2008.
(22)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(23)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(24)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(25)	Incorporated by reference to exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(26)	Incorporated by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2007.
(27)	Filed herewith.

EXHIBIT LIST

Exhibit
Number
3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (5)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (6)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (7)
3.4	Certificate of Determination of the Company filed February 19, 1999. (8)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (14)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (16)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (23)
3.8	Bylaws of the Company (amended and restated through July 20, 2006). (15)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
4.2	Preferred Shares Rights Agreement dated as of February 18, 1999. (4)
4.3	Agreement of Substitution and Amendment of Preferred Shares Rights Agreement dated September 10, 2004. (17)
10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (19)
10. 2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)
10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)
10.4+	1993 Stock Option Plan, as amended October 24, 2003. (11)
10.5+	Trimble Navigation 1988 Employee Stock Purchase Plan, as amended January 17, 2007. (25)
10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (9)
10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 19, 2007. (10)
10.8+	Australian Addendum to the Trimble Navigation Limited 1988 Employee Stock Purchase Plan. (12)
10.9+	Trimble Navigation Limited 2002 Stock Plan (as amended and restated December 31, 2008), including forms of option and restricted stock unit agreements. (27)
10.10
Amended and Restated Credit Agreement dated February 16, 2007 (amending and restating the Credit Agreement dated as of July 28, 2005)  among Trimble Navigation Limited, the Subsidiary Borrowers, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), Citibank N.A. and BMO Capital Markets  (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner). (13)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (18)
10.12+	Board of Directors Compensation Policy effective July 1, 2007. (26)
10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (27)
10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (27)
10.15+	Amendment to letter of employment between the Company and Rajat Bahri dated December 31, 2008. (27)
10.16	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (22)
10.17+	Trimble Navigation Limited 2007 Management Incentive Plan Description. (20)
10.18+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (24)
10.19	Amendment No. 1 to the Amended and Restated Credit Agreement. (27)
10.20+	Trimble Navigation Limited Annual Management Incentive Plan Description. (21)
21.1	Subsidiaries of the Company. (27)
23.1	Consent of Independent Registered Public Accounting Firm. (27)
24.1	Power of Attorney included on signature page herein.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (27)
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (27)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference exhibit number 10.46 to the Company’s Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4)	Incorporated by reference to exhibit number 1 to the Company’s Registration Statement on Form 8-A, which was filed on February 18, 1999.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(10)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.
(11)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(12)	Incorporated by reference to exhibit number 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000.
(13)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(14)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(15)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(16)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(17)	Incorporated by reference to exhibit number 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(18)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(19)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(20)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2007.
(21)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2008.
(22)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(23)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(24)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(25)	Incorporated by reference to exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(26)	Incorporated by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2007.
(27)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED

By: /s/ Steven W. Berglund
Steven W. Berglund,
President and Chief Executive Officer

 February 27, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ Steven W. Berglund	President, Chief Executive Officer, Director	February 27, 2009
Steven W. Berglund

/s/ Rajat Bahri	Chief Financial Officer and Assistant	February 27, 2009
Rajat Bahri	Secretary (Principal Financial Officer)

/s/ Julie Shepard	Vice President of Finance and	February 27, 2009
Julie Shepard	Principal Accounting Officer

Director
John B. Goodrich

/s/ William Hart	Director	March 2, 2009
William Hart

/s/ Ulf J. Johansson	Director	March 2, 2009
Ulf J. Johansson

/s/ Bradford W. Parkinson	Director	February 25, 2009
Bradford W. Parkinson

Director
Nickolas W. Vande Steeg

/s/ Merit E. Janow	Director	February 26, 2009
Merit E. Janow

SCHEDULE II

TRIMBLE NAVIGATION LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands, except for per share data)

Allowance for doubtful accounts:	January 2, 2009	December 28, 2007	December 29, 2006
Balance at beginning of period	$5,221	$4,063	$5,230
Acquired allowance	131	1,812	494
Bad debt expense	2,667	1,303	163
Write-offs, net of recoveries	(2,020)	(1,957)	(1,824)
Balance at end of period	$5,999	$5,221	$4,063

Inventory allowance:
Balance at beginning of period	$29,626	$28,582	$23,238
Acquired allowance	1,720	560	1
Additions to allowance	4,892	4,524	7,061
Write-offs, net of recoveries	(6,481)	(4,040)	(1,718)
Balance at end of period	$29,757	$29,626	$28,582

Sales return reserve:
Balance at beginning of period	$1,684	$859	$1,500
Acquired allowance	-	295	55
Additions (Reductions) to allowance	162	465	(586)
Write-offs, net of recoveries	(27)	64	(110)
Balance at end of period	$1,819	$1,683	$859