Form 10-Q
period 2009-04-03
TRIMBLE NAVIGATION LTD /CA/
filed 2009-05-11
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2009

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

Yes           ☒     No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes           ☐    No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           ☐    No           ☒

As of May 7, 2009, there were 119,522,998 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended April 3, 2009

PART I – FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	April 3,	January 2,
	2009	2009
(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$146,827	$147,531
Accounts receivable, net	220,404	204,269
Other receivables	7,382	17,540
Inventories, net	165,413	160,893
Deferred income taxes	40,015	41,810
Other current assets	17,664	16,404
Total current assets	597,705	588,447
Property and equipment, net	48,458	50,175
Goodwill	723,252	715,571
Other purchased intangible assets, net	222,752	228,901
Other non-current assets	49,944	51,922
Total assets	$1,642,111	$1,635,016

LIABILITIES
Current liabilities:
Current portion of long-term debt	$196	$124
Accounts payable	62,131	49,611
Accrued compensation and benefits	43,353	41,291
Deferred revenue	61,876	55,241
Accrued warranty expense	14,207	13,332
Other current liabilities	45,534	63,719
Total current liabilities	227,297	223,318
Noncurrent portion of long-term debt	151,436	151,464
Non-current deferred revenue	10,257	12,418
Deferred income taxes	38,112	42,207
Other non-current liabilities	58,763	61,553
Total liabilities	485,865	490,960

Commitments and contingencies

EQUITY
Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	-	-
Common stock, no par value; 180,000 shares authorized; 119,474 and 119,051 shares issued and outstanding at April 3, 2009 and January 2, 2009, respectively	693,653	684,831
Retained earnings	445,386	427,921
Accumulated other comprehensive income	13,243	27,649
Total Trimble Navigation Ltd. shareholders' equity	1,152,282	1,140,401
Noncontrolling interests	3,964	3,655
Total equity	1,156,246	1,144,056

Total liabilities and equity	$1,642,111	$1,635,016

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended
	April 3,	March 28,
	2009	2008
(Dollars in thousands, except per share data)

Revenue (1)	$288,954	$355,296
Cost of sales (1)	144,996	180,920
Gross margin	143,958	174,376

Operating expenses
Research and development	34,137	37,345
Sales and marketing	48,935	51,158
General and administrative	26,042	22,690
Restructuring charges	3,623	-
Amortization of purchased intangible assets	6,969	5,143
Total operating expenses	119,706	116,336
Operating income	24,252	58,040
Non-operating income (expense), net
Interest income	199	457
Interest expense	(493)	(762)
Foreign currency transaction gain, net	184	968
Income from joint ventures	168	2,015
Other expense, net	(714)	(907)
Total non-operating income (expense), net	(656)	1,771
Income before taxes	23,596	59,811
Income tax provision	5,899	19,744
Net income	17,697	40,067
Less: Net income attributable to noncontrolling interests	232	-
Net income attributable to Trimble Navigation Ltd.	$17,465	$40,067

Basic earnings per share	$0.15	$0.33
Shares used in calculating basic earnings per share	119,260	121,467

Diluted earnings per share	$0.14	$0.32
Shares used in calculating diluted earnings per share	120,926	125,159

(1) Sales to Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble) were $4.4 million and $6.5 million for the three months ended April 3, 2009 and March 28, 2008, respectively, with associated cost of sales to those related parties of $2.9 million and $4.6 million, respectively.  In addition, cost of sales associated with related party net inventory purchases was $4.5 million and $6.0 million for the three months ended April 3, 2009 and March 28, 2008, respectively.  See Note 4 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	April 3,	March 28,
	2009	2008
(Dollars in thousands)

Cash flow from operating activities:
Net income	$17,697	$40,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,463	4,571
Amortization expense	12,298	10,848
Provision for doubtful accounts	2,212	38
Amortization of debt issuance costs	56	56
Deferred income taxes	(1,606)	(885)
Stock-based compensation	4,226	3,982
Income from joint ventures	(168)	(2,015)
Excess tax benefit for stock-based compensation	(21)	(1,992)
Provision for excess and obsolete inventories	904	2,103
Other non-cash items	(2,058)	202
Add decrease (increase) in assets:
Accounts receivable	(18,712)	(39,280)
Other receivables	5,486	516
Inventories	(7,327)	(3,437)
Other current and non-current assets	730	(191)
Add increase (decrease) in liabilities:
Accounts payable	12,682	3,760
Accrued compensation and benefits	2,391	(10,557)
Accrued liabilities	5,801	(1,648)
Deferred revenue	4,107	2,034
Income taxes payable	-	12,547
Net cash provided by operating activities	43,161	20,719

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(17,294)	(39,593)
Acquisitions of property and equipment	(3,261)	(3,711)
Acquisitions of intangible assets	(26,001)	(179)
Other	14	136
Net cash used in investing activities	(46,542)	(43,347)

Cash flow from financing activities:
Issuances of common stock	4,602	8,483
Excess tax benefit for stock-based compensation	21	1,992
Repurchase and retirement of common stock	-	(25,870)
Payments on long-term debt and revolving credit lines	-	(312)
Net cash provided by (used in) financing activities	4,623	(15,707)

Effect of exchange rate changes on cash and cash equivalents	(1,946)	6,512

Net decrease in cash and cash equivalents	(704)	(31,823)
Cash and cash equivalents, beginning of period	147,531	103,202
Cash and cash equivalents, end of period	$146,827	$71,379

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Trimble Navigation Limited (the Company), incorporated in California in 1981, provides positioning solutions to commercial and government users in a large number of markets.  These markets include surveying, agriculture, construction, asset management, mapping, and mobile resource management.

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2008 was January 2, 2009. The first quarter of fiscal 2009 and fiscal 2008 ended on April 3, 2009 and March 28, 2008, respectively.  Fiscal 2009 is a 52-week year and fiscal 2008 was a 53-week year.  Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of the Company and its majority-owned subsidiaries.  Inter-company accounts and transactions have been eliminated.  Noncontrolling interests represent the minority shareholders’ proportionate share of the net assets and results of operations of the Company’s majority-owned subsidiaries.  The Condensed Consolidated Balance Sheet as of January 2, 2009 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2008. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

The accompanying financial data as of April 3, 2009 and for the three months ended April 3, 2009 and March 28, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations.  The following discussion should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of April 3, 2009, results of operations for the three months ended April 3, 2009 and March 28, 2008 and cash flows for the three months ended April 3, 2009 and March 28, 2008, as applicable, have been made.  The results of operations for the three months ended April 3, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.  Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.

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

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the Company’s significant accounting polices during the three months ended April 3, 2009 from those disclosed in the Company’s 2008 Form 10-K.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2009 are as follows:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP, and expands the disclosures regarding fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 deferring the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company adopted SFAS No. 157 in its first quarter of fiscal 2008, except for those items specifically deferred under FSP No. SFAS 157-2, which were adopted in the first quarter of fiscal 2009.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company adopted this standard in its first quarter of fiscal 2009.  The Company expects SFAS No. 141(R) will have an impact on the Company’s financial position, results of operations, or cash flows, but the nature and magnitude of the specific effects will depend largely upon the nature and size of the Company’s business combinations. SFAS No. 141(R) did not have a material impact in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 changed the accounting and reporting for minority interests, which were recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changed the accounting for transactions with minority interest holders. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for previously existing minority interests. All other requirements of SFAS 160 are applied prospectively. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company adopted this standard in the first quarter of fiscal 2009. The adoption of SFAS 160 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133”, which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged and, as such, the Company adopted this standard in the first quarter of fiscal 2009. The adoption of SFAS 161 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In January 2008, the Company’s Board of Directors authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing the Company to repurchase up to $250 million of Trimble’s common stock under this program. During the three months ended March 28, 2008, the Company repurchased approximately 968,000 shares of common stock in open market purchases at an average price of $26.71 per share, for a total of $25.9 million. To date, the Company has repurchased approximately 4,243,000 shares of common stock in open market purchases at an average price of $29.67 per share, for a total of $125.9 million. The purchase price was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings. No shares of common stock were repurchased during the three months ended April 3, 2009.  Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.  All common shares repurchased under this program have been retired. As of April 3, 2009, the 2008 Stock Repurchase Program had remaining authorized funds of $124.1 million.  The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions.  The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

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

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Condensed Consolidated Statements of Income in accordance with SFAS 123(R) for the three months ended April 3, 2009 and March 28, 2008.

	Three Months Ended
	April 3,	March 28,
	2009	2008
(Dollars in thousands)

Cost of sales	$438	$493

Research and development	784	917
Sales and marketing	1,004	1,030
General and administrative	2,000	1,542
Total operating expenses	3,788	3,489

Total stock-based compensation expense	4,226	3,982
Tax benefit (1)	(408)	(94)
Total stock-based compensation expense, net of tax	$3,818	$3,888

(1) Tax benefit related to U.S. non-qualified options and restricted stock units, applying a Federal statutory and State (Federal effected) tax rate for the respective periods.

Options

Stock option expense recognized during the period is based on the value of the portion of the stock option that is expected to vest during the period. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The Black-Scholes model was used to value those options granted prior to the fourth quarter of fiscal 2005. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted during the three months ended April 3, 2009 and March 28, 2008, the following weighted average assumptions were used:

	Three Months Ended
	April 3,	March 28,
	2009	2008
Expected dividend yield	--	--
Expected stock price volatility	48.8%	35.9%
Risk free interest rate	2.4%	4.7%
Expected life of option	3.92 years	4.1 years

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

Expected Life Of Option – The Company’s expected life represents the period that the Company’s stock options are expected to be outstanding and is determined based on historical experience of similar stock options with consideration to the contractual terms of the stock options, vesting schedules, and expectations of future employee behavior.

NOTE 4. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar, began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income (expense), net section of the Condensed Consolidated Statements of Income.  During the three months ended April 3, 2009, the Company recorded $0.7 million as its proportionate share of CTCT net income.  During the comparable period of 2008, the Company recorded $1.8 million, as its proportionate share of CTCT net income.  During the fiscal quarters ended April 3, 2009 and March 28, 2008, there were no dividends received from CTCT.  The carrying amount of the investment in CTCT was $7.7 million at April 3, 2009 and $7.0 million at January 2, 2009, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT.  Products are manufactured based on orders received from CTCT and are sold at direct cost, plus a mark-up for the Company’s overhead costs to CTCT.  CTCT then resells products at cost, plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. Generally, the Company sells products through its after-market dealer channel, and Caterpillar sells products for factory and dealer installation.  CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company.  During the three months ended April 3, 2009, the Company recorded $0.9 million of revenue and $0.8 million of cost of sales for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel.  During the comparable three month period of fiscal 2008, the Company recorded $2.6 million of revenue and $2.3 million of cost of sales.  In addition, during the three months ended April 3, 2009 and March 28, 2008, the Company recorded $4.5 million and $6.0 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $2.7 million and $4.0 million for the three months ended April 3, 2009 and March 28, 2008, respectively. The reimbursements were offset against operating expense.

At April 3, 2009 and January 2, 2009, the Company had amounts due to and from CTCT.  Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties.  The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets.  At April 3, 2009 and January 2, 2009, the receivables from CTCT were $4.6 million and $4.1 million, respectively, and are included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets.  As of the same dates, the payables due to CTCT were $4.7 million and $3.1 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

Nikon-Trimble Joint Venture

On March 28, 2003, Nikon-Trimble Co., Ltd (Nikon-Trimble), a joint venture, was formed by the Company and Nikon Corporation.  The joint venture began operations in July 2003 and is 50% owned by the Company and 50% owned by Nikon, with equal voting rights. It focuses on the design and manufacture of surveying instruments including mechanical total stations and related products.

The joint venture is accounted for under the equity method of accounting.  Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income (expense), net section of the Condensed Consolidated Statements of Income.  During the three months ended April 3, 2009 and March 28, 2008, the Company recorded a loss of $0.5 million and a profit of $0.2 million, respectively, as its proportionate share of Nikon-Trimble net income.  During the three months ended April 3, 2009 and March 28, 2008, there were no dividends received from Nikon-Trimble.  The carrying amount of the investment in Nikon-Trimble was $13.5 million at April 3, 2009 and $13.9 million at January 2, 2009, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products.  The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company.  During the three months ended April 3, 2009, the Company recorded $3.5 million of revenue and $2.1 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. During the three months ended March 28, 2008, the Company recorded $3.9 million of revenue and $2.4 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble.  The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $1.6 million and $2.9 million during the three months ended April 3, 2009 and March 28, 2008, respectively.

At April 3, 2009 and January 2, 2009, the Company had amounts due to and from Nikon-Trimble.  Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties.  The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheets. At April 3, 2009 and January 2, 2009, the amounts due from Nikon-Trimble were $1.8 million and $2.0 million, respectively, and are included within Accounts receivable, net on the Condensed Consolidated Balance Sheets.  As of the same dates, the amounts due to Nikon-Trimble were $1.5 million and $2.3 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:

	April 3, 2009

	Gross
	Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount
Developed product technology	$195,962	$(87,568)	$108,394
Trade names and trademarks	20,325	(13,840)	6,485
Customer relationships	121,856	(42,103)	79,753
Distribution rights and other intellectual properties *	37,745	(9,625)	28,120
	$375,888	$(153,136)	$222,752

	January 2, 2009

	Gross
	Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount
Developed product technology	$188,391	$(78,867)	$109,524
Trade names and trademarks	20,254	(13,100)	7,154
Customer relationships	124,596	(40,263)	84,333
Distribution rights and other intellectual properties *	37,913	(10,023)	27,890
	$371,154	$(142,253)	$228,901

(*) Included within Distribution rights and other intellectual properties is a $25.0 million distribution right that the Company bought from Caterpillar, a related party, during fiscal 2008. The fair value of the distribution right was estimated using a discounted cash flow analysis. The distribution right is being amortized over its estimated economic life of eight years. The $25.0 million distribution right was accrued in the fourth quarter of fiscal 2008 and paid in the first quarter of fiscal 2009.

The estimated future amortization expense of intangible assets as of April 3, 2009, is as follows (Dollars in thousands):

2009 (Remaining)	$37,790
2010	48,530
2011	43,438
2012	35,960
2013	32,231
Thereafter	24,803
Total	$222,752

Goodwill

The changes in the carrying amount of goodwill by operating segment for the three months ended April 3, 2009, are as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of January 2, 2009	$363,908	$10,651	$328,721	$12,291	$715,571
Additions due to acquisitions	9,745	-	-	-	9,745
Purchase price adjustments	5,775	(188)	1,145	-	6,732
Foreign currency translation adjustments	(7,803)	-	(488)	(505)	(8,796)
Balance as of April 3, 2009	$371,625	$10,463	$329,378	$11,786	$723,252

The purchase price adjustments relate entirely to previous business acquisitions which closed prior to fiscal 2009.  Of the total purchase price adjustments of $6.7 million recorded during the three months ended April 3, 2009, earn-out payments of $7.2 million were offset by a decrease of $0.2 million in tax adjustments and a decrease of $0.3 million in purchase price allocation adjustments.

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

	April 3,	January 2,
As of	2009	2009
(Dollars in thousands)

Raw materials	$68,020	$71,319
Work-in-process	5,168	5,551
Finished goods	92,225	84,023
Total inventories, net	$165,413	$160,893

Deferred costs of revenue are included within finished goods and were $17.4 million at April 3, 2009 and $15.4 million at January 2, 2009.

Other non-current liabilities consisted of the following:

	April 3,	January 2,
As of	2009	2009
(Dollars in thousands)

Deferred compensation	$6,579	$6,631
Unrecognized tax benefits	35,165	34,275
Other non-current liabilities	17,019	20,647
Total other non-current liabilities	$58,763	$61,553

As of April 3, 2009 and January 2, 2009, the Company has $35.2 million and $34.3 million, respectively, of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably affect the effective income tax rate in future periods and interest and/or penalties related to income tax matters.

NOTE 7. SEGMENT INFORMATION

The Company is a designer and distributor of positioning solutions enabled by GPS, optical, laser, and wireless communications technology. The Company provides products for diverse applications in its targeted markets.

To achieve distribution, marketing, production, and technology advantages, the Company manages its operations in the following four segments:

•
Engineering and Construction — Consists of products currently used by survey and construction professionals in the field for positioning, data collection, field computing, data management, and machine guidance and control. The applications served include surveying, road, runway, construction, site preparation, and building construction.

•
Field Solutions — Consists of products that provide solutions in a variety of agriculture and geographic information systems (GIS) applications. In agriculture, these include precise land leveling and machine guidance systems. In GIS these include handheld devices and software that enable the collection of data on assets for a variety of governmental and private entities.

•
Mobile Solutions — Consists of products that enable end users to monitor and manage their mobile assets by communicating location and activity-relevant information from the field to the office. The Company offers a range of products that address a number of sectors of this market including truck fleets, security, and public safety vehicles.

•
Advanced Devices — The various operations that comprise this segment are aggregated on the basis that no single operation accounts for more than 10% of the Company’s total revenue, operating income, and assets. This segment is comprised of the Component Technologies, Military and Advanced Systems, Applanix, and Trimble Outdoors businesses.

The Company evaluates each of its segment's performance and allocates resources based on segment operating income from operations before income taxes and some corporate allocations. The Company and each of its segments employ consistent accounting policies.

The following table presents revenue, operating income, and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangibles, amortization of inventory step-up charges, in-process research and development expense, merger and acquisition charges, restructuring charges, non-operating income (expense) net, and income tax provision. The identifiable assets that the Company's Chief Operating Decision Maker, its Chief Executive Officer, views by segment are accounts receivable and inventories.

	Reporting Segments
	Engineering
	and	Field	Mobile	Advanced
	Construction	Solutions	Solutions	Devices	Total
(Dollars in thousands)

Three Months Ended April 3, 2009
Segment revenue	$127,651	$99,157	$38,288	$23,858	$288,954
Operating income	2,509	42,203	3,148	4,312	52,172

Three Months Ended March 28, 2008
Segment revenue	$194,180	$88,037	$44,011	$29,068	$355,296
Operating income	36,954	35,095	2,453	4,692	79,194

As of April 3, 2009
Accounts receivable	$115,751	$64,708	$23,502	$16,443	$220,404
Inventories	109,954	21,872	16,821	16,766	165,413

As of January 2, 2009
Accounts receivable	$125,734	$37,791	$23,736	$17,008	$204,269
Inventories	104,934	21,778	16,391	17,790	160,893

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges, in-process research and development expense, and merger and acquisition charges.  A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended
	April 3,	March 28,
	2009	2008
(Dollars in thousands)

Consolidated segment operating income	$52,172	$79,194
Unallocated corporate expense	(11,134)	(10,306)
Amortization of purchased intangible assets	(12,298)	(10,848)
Restructuring charges	(4,488)	-
Consolidated operating income	24,252	58,040
Non-operating income (expense), net	(656)	1,771
Consolidated income before taxes	$23,596	$59,811

NOTE 8. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

Long-term debt consisted of the following:

	April 3,	January 2,
As of	2009	2009
(Dollars in thousands)

Credit Facilities:
Revolving credit facility	$151,000	$151,000
Promissory notes and other	632	588
Total debt	151,632	151,588

Less current portion of long-term debt	196	124
Non-current portion	$151,436	$151,464

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

In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which was repaid in full during fiscal 2008.  As of April 3, 2009, the Company had an outstanding balance on the revolving credit line of $151.0 million which was drawn down in the third and the fourth quarters of fiscal 2008.

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

 The 2007 Credit Facility contains customary affirmative, negative, and financial covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of April 3, 2009, the Company was in compliance with all financial debt covenants.

Notes Payable

As of April 3, 2009 and January 2, 2009, the Company had notes payable totaling approximately $632,000 and $588,000, respectively, primarily consisting of government loans to foreign subsidiaries.

Leases and other commitments

The estimated future minimum operating lease commitments as of April 3, 2009, are as follows (Dollars in thousands):

2009 (Remaining)	$14,229
2010	14,600
2011	9,843
2012	7,389
2013	2,591
Thereafter	849
Total	$49,501

Additionally, as of April 3, 2009, the Company had acquisition-related earn-outs of $7.0 million and holdbacks of $20.7 million recorded in Other current liabilities and Other non-current liabilities. The maximum remaining payments, including the $7.0 million and $20.7 million recorded, will not exceed $63.6 million. The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments.  The remaining earn-outs and holdbacks are payable through 2012.

At April 3, 2009, the Company had unconditional purchase obligations of approximately $59.0 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:

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

	Fair Values as of April 3, 2009
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets
U.S. Treasury bills (1)	$29,995	$-	$-	$29,995
Deferred compensation plan assets (2)	-	6,625	-	6,625
Derivative assets (3)	-	878	-	878
Total	$29,995	$7,503	$-	$37,498

Liabilities
Deferred compensation plan liabilities (2)	$-	$6,579	$-	$6,579
Derivative liabilities (3)	-	1,919	-	1,919
Total	$-	$8,498	$-	$8,498

(1)
The Company may invest some of its cash and cash equivalents in highly liquid investments such as U.S. Treasury bills. The fair values are determined using observable quoted prices in active markets. U.S. Treasury bills are included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

(2)
The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets and liabilities included in Level II are valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.

(3)
Derivative assets and liabilities included in Level II primarily represent forward currency exchange contracts. We enter into these contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables. The derivatives are not designated as hedging instruments under SFAS 133. The fair values are determined using inputs based on observable quoted prices. Derivative assets and liabilities are included in Other current assets and Other current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

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

Changes in the Company’s product warranty liability during the three months ended April 3, 2009 are as follows (Dollars in thousands):

Balance as of January 2, 2009	$13,332
Accruals for warranties issued	5,092
Changes in estimates	1,685
Warranty settlements (in cash or in kind)	(5,902)
Balance as of April 3, 2009	$14,207

NOTE 11. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.
	Three Months Ended
	April 3,	March 28,
	2009	2008
(Dollars in thousands, except per share amounts)

Numerator:

Net income attributable to Trimble Navigation Ltd.	$17,465	$40,067

Denominator:
Weighted average number of common shares used in basic earnings per share	119,260	121,467
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	1,666	3,670
Common stock warrants	-	22
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	120,926	125,159

Basic earnings per share	$0.15	$0.33
Diluted earnings per share	$0.14	$0.32

For the first quarter of fiscal 2009 and the first quarter of fiscal 2008 the Company excluded 6.3 million shares and 2.6 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods.  Inclusion of these shares would be antidilutive.  These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

NOTE 12: RESTRUCTURING CHARGES:

Restructuring expense for the three months ended April 3, 2009 and March 28, 2008 was as follows:

	Three Months Ended
	April 3,	March 28,
(Dollars in thousands)	2009	2008

Severance and benefits	$4,488	$-

During the three months ended April 3, 2009, restructuring expense of $4.5 million was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 159 employees affected worldwide.  As a result of the decisions made in the first quarter of 2008, the Company expects restructuring activities to result in additional restructuring expense totaling approximately $0.3 million through the fourth quarter of 2009. Of the total restructuring expense, $3.6 million is shown as a separate line within Operating expense and $0.9 million is included within Cost of sales on the Company’s Condensed Consolidated Statements of Income. There was no restructuring expense recorded in the first quarter of fiscal 2008.

Restructuring liability:
The following table summarizes the restructuring activity for the three months ended April 3, 2009 (Dollars in thousands):

Balance as of January 2, 2009	$1,917
Charges	4,488
Payments	(2,423)
Adjustment	(56)
Balance as of April 3, 2009	$3,926

The $3.9 million restructuring accrual consists of severance and benefits and is included in Other current liabilities. It is expected to be paid through the fourth quarter of fiscal 2009.

NOTE 13: INCOME TAXES

The Company’s effective income tax rate for the three months ended April 3, 2009 was 25.0%, as compared to 33.0% for the three months ended March 28, 2008.

The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax.  The Company has substantially concluded all U.S. federal and state income tax matters for years through 1992.  Non-U.S. income tax matters have been concluded for years through 2000. The Company is currently in various stages of multiple year examinations by Federal, State, and foreign taxing authorities. The Company does not anticipate a significant impact to the unrecognized tax benefits balance under FIN 48 with respect to current tax examinations.  Although the timing of the resolution and/or the closure on audits is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.

The amount of liabilities for unrecognized tax benefits under FIN 48 (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future period are $38.2 million and $37.3 million at April 3, 2009 and January 2, 2009, respectively.  The unrecognized tax benefits are recorded in Other non-current liabilities and within the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s unrecognized tax benefit liabilities include interest and penalties at April 3, 2009 and January 2, 2009, of $4.6 million and $4.4 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

On September 30, 2008, the State of California enacted Assembly Bill 1452 into law which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension, adopts the federal 20-year net operating loss carryforward period, phases-in the federal two-year net operating loss carryback periods beginning in 2011, and limits the utilization of tax credits to the extent of 50 percent of a taxpayer’s tax liability before tax credits.

The Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008, and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) were signed into law on October 3, 2008.  This legislation includes a provision that retroactively extends the research tax credit from January 1, 2008 to December 31, 2009.  The impact in 2008 was a tax benefit of $1.9 million and an expected tax benefit of $1.6 million in 2009.

As of February 20, 2009, California enacted elective legislation under CR & TC 25128.5 to use the single sales factor apportionment formula.  The impact of this legislation resulted in a tax benefit of $0.8 million in the quarter ended April 3, 2009.

NOTE 14: COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax, and noncontrolling interests are as follows:

	Three Months Ended
	April 3,	March 28,
	2009	2008
(Dollars in thousands)

Net income	$17,465	$40,067
Foreign currency translation adjustments, net of tax	(14,456)	20,708
Net unrealized actuarial gain (loss)	6	(27)
Net unrealized gain on investments	44	-
Comprehensive income	3,059	60,748
Comprehensive income attributable to the noncontrolling interests	309	-
Comprehensive income attributable to Trimble	$3,368	$60,748

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in “Risk Factors” below and elsewhere in this report as well as in the Company's Annual Report on Form 10-K for fiscal year 2008 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” ”will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U. S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expense and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our significant accounting polices during the three months ended April 3, 2009 from those disclosed in our 2008 Form 10-K.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009 are as follows:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP, and expands the disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 deferring the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 in its first quarter of fiscal 2008, except for those items specifically deferred under FSP No. SFAS 157-2, which were adopted in the first quarter of fiscal 2009. The adoption did not have a material impact on our financial position condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, we adopted this standard in the first quarter of fiscal 2009.  We expect SFAS No. 141(R) will have an impact on our financial position, results of operations, or cash flows, but the nature and magnitude of the specific effects will depend largely upon the nature and size of our business combinations. However, SFAS No. 141(R) did not have a material impact in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 changed the accounting and reporting for minority interests, which were recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method significantly changed the accounting for transactions with minority interest holders. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for previously existing minority interests. All other requirements of SFAS 160 are applied prospectively. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, we adopted this standard in the first quarter of fiscal 2009. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133”, which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, as such, we adopted this standard in the first quarter of fiscal 2009. The adoption of SFAS 161 did not have a material impact on our financial position, results of operations, or cash flows.

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

Reinforcing our position in existing markets

* We believe these markets provide us with additional, substantial potential for substituting our technology for traditional methods. We are continuing to develop new products and to strengthen our distribution channels in order to expand our market opportunity. In our Field Solutions Segment, we introduced a Variable Rate Application Option for our EZ Guidance 500 Systems, new AgGPS Autopilot platform kits for tractors, combines and sprayers, as well as the new Ag 162/262 Receivers that feature the Trimble proprietary Transcend Positioning Technology.  We also enhanced our Utility Center Software and the Trident-3D data capture and analyst software for mobile mapping applications.  In our Engineering and Construction segment, we introduced a new portfolio of Robotic Total Stations (RTS555, RTS655, and RTS633) for construction layout applications, the new Nomad 800X series of rugged handhelds, the HV301G Green Beam Laser, as well as the Spectra Precision Laser LL1100 and LR20.  Further enhancements to the Trimble® GCS900 Grade Control System, the Construction Manager software, and the Real Time Kinematic (RTK) engine GPS firmware were also made available. In our Mobile Solutions segment, we announced that Windstream Corporation and DirectSat USA are rolling out the Trimble GeoManager solution.  All of these products strengthened our competitive position and created new value for the user.

Extending our position in existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to existing users. In our Field Solutions segment, we introduced the Ag FmX Display with Dual Integrated GNSS Receivers for Precision Agriculture Applications. In our Engineering and Construction segment, we launched the Trimble Tablet - a rugged fully connected handheld computer, the Trimble Access software - a new field and office solution for surveyors, and the Trimble Assistant - a subscription service that allows Trimble dealers to take control of internet enabled Trimble device for trouble shooting or training.  We also introduced the Trimble PCS400 Paving Control System, an automatic screed control system that can improve the accuracy and productivity of asphalt paving applications. We also expanded the Trimble VRS Now service to Illinois and Iowa, as well as launched the VRS I-Scope service in Europe.  These services help simplify project scheduling and asset management by enabling subscribers to track and manage their assets in real-time without the need for base station hardware and incremental GNSS investment. Two new GPS receivers designed specifically for marine construction applications (Trimble SPS361 and SPS461) were also introduced.  These are some examples of new products brought to existing markets.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our efforts are focused in Africa, China, India, the Middle-East and Russia.  We announced a GPS software technology licensing agreement with Marvell, a leader in the development of storage, communications and consumer silicon. The licensing agreement will enable Marvell to provide customers with comprehensive GPS solutions based on innovative architectures that are tailored for high performance and low overall system power consumption.

Entering new market segments

* During the first quarter of fiscal 2009, we acquired QuickPen International based in Englewood, Colorado. QuickPen is a leading provider of Building Information Modeling (BIM) software for the heating, ventilation and air conditioning (HVAC), mechanical construction and plumbing industries.

RECENT BUSINESS DEVELOPMENTS

The following companies and joint ventures were acquired or formed during twelve months ended April 3, 2009 and are combined in our results of operations since the date of acquisition or formation:

QuickPen

On March 12, 2009, we acquired privately-held QuickPen International based in Englewood, Colorado. QuickPen is a leading provider of Building Information Modeling (BIM) software for the heating, ventilation and air conditioning (HVAC), mechanical construction and plumbing industries. QuickPen’s performance is reported under our Engineering and Construction business segment.

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

Callidus Precision Systems

On November 28, 2008, we acquired the assets of privately-held Callidus Precision Systems GmbH of Halle, Germany. Callidus is a provider of 3D laser scanning solutions for the industrial market. Callidus’s performance is reported under our Engineering and Construction business segment.

TopoSys

On November 13, 2008, we acquired TopoSys GmbH of Biberach an der Riss, Germany. TopoSys is a leading provider of aerial data collection systems comprised of LiDAR and metric cameras. TopoSys’ performance is reported under our Engineering and Construction business segment.

TruCount

On October 30, 2008, we acquired the assets of privately-held TruCount, Inc., of Ames, Iowa. TruCount is a leading manufacturer of air and electric clutches that automate individual planter row shut-off. TruCount’s performance is reported under our Field Solutions business segment.

RolleiMetric

On October 20, 2008, we acquired the assets of RolleiMetric from Rollei GmbH of Braunschweig, Germany. RolleiMetric is a leading provider of metric camera systems for aerial imaging and terrestrial close range photogrammetry. RolleiMetric’s performance is reported under our Engineering and Construction business segment.

VirtualSite Solutions

On October 3, 2008, VirtualSite Solutions (VSS), a joint venture we formed with Caterpillar, began operations.  We contributed $7.8 million in exchange for a 65% ownership and Caterpillar contributed $4.2 million for a 35% ownership in VSS. VSS develops software for fleet management and connected worksite solutions for both Caterpillar and us, and in turn, sells software subscription services to Caterpillar and us, which we both sell through our respective distribution channels.  For financial reporting purposes, VSS assets and liabilities are consolidated with ours, as are its results of operations, which are reported under our Engineering and Construction business segment. Caterpillar’s 35% interest is included in our Condensed Consolidated Financial Statements as noncontrolling interests.

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

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue, gross margin, and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	Three Months Ended
	April 3,	March 28,
	2009	2008
(Dollars in thousands)
Total consolidated revenue	$288,954	$355,296
Gross margin	$143,958	$174,376
Gross margin %	49.8%	49.1%
Total consolidated operating income	$24,252	$58,040
Operating income %	8.4%	16.3%

Revenue

In the three months ended April 3, 2009, total revenue decreased by $66.3 million or 19%, as compared to the same corresponding period in fiscal 2008. The decrease was primarily due to slower sales in the Engineering and Construction segment.  Engineering and Construction revenue decreased $66.5 million, Field Solutions increased $11.1 million, Mobile Solutions decreased $5.7 million, and Advanced Devices decreased $5.2 million, as compared to the same corresponding period in fiscal 2008.  The revenue decrease was primarily due to recessionary conditions in the U.S. and European markets in Engineering and Construction, unfavorable foreign currency exchange rates, partially offset by new product sales, increased agricultural sales, as well as the impact of acquisitions.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, and foreign currency translations.

Gross margin decreased by $30.4 million for the three months ended April 3, 2009, as compared to the corresponding period in the prior year, primarily due to the revenue shortfall. Gross margin as a percentage of total revenue for the three months ended April 3, 2009 was 49.8%, as compared to 49.1% for the three months ended March 28, 2008.  The slight increase in gross margin percentage for the three month period was driven by a greater percentage of higher margin products sold.

Operating Income

Operating income decreased by $33.8 million for the three months ended April 3, 2009, as compared to the corresponding period in the prior year.  Operating income as a percentage of total revenue was 8.4% for the three months ended April 3, 2009, as compared to 16.3% for the three months ended March 28, 2008.  The decrease in operating income percentage for the three month period was primarily due to lower revenue in Engineering and Construction and restructuring charges, partially offset by lower expense and higher gross margin, as compared to the corresponding period in the prior year.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices.  Operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangibles, amortization of inventory step-up charges, in-process research and development expense, merger and acquisition charges, restructuring charges, non-operating income (expense) net, and income tax provision.

The following table is a breakdown of revenue and operating income by segment:

	Three Months Ended
	April 3,	March 28,
	2009	2008
(Dollars in thousands, except percentages)

Engineering and Construction
Revenue	$127,651	$194,180
Segment revenue as a percent of total revenue	45%	55%
Operating income	$2,509	$36,954
Operating income as a percent of segment revenue	2%	19%
Field Solutions
Revenue	$99,157	$88,037
Segment revenue as a percent of total revenue	34%	25%
Operating income	$42,203	$35,095
Operating income as a percent of segment revenue	43%	40%
Mobile Solutions
Revenue	$38,288	$44,011
Revenue as a percent of total revenue	13%	12%
Operating income	$3,148	$2,453
Operating income as a percent of segment revenue	8%	6%
Advanced Devices
Revenue	$23,858	$29,068
Segment revenue as a percent of total revenue	8%	8%
Operating income	$4,312	$4,692
Operating income as a percent of segment revenue	18%	16%

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges, in-process research and development expense, and merger and acquisition charges.  A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended
	April 3,	March 28,
	2009	2008
(Dollars in thousands)

Consolidated segment operating income	$52,172	$79,194
Unallocated corporate expense	(11,134)	(10,306)
Amortization of purchased intangible assets	(12,298)	(10,848)
Restructuring charges	(4,488)	-
Consolidated operating income	24,252	58,040
Non-operating income (expense), net	(656)	1,771
Consolidated income before taxes	$23,596	$59,811

Engineering and Construction

Engineering and Construction revenue decreased by $66.5 million or 34% for the three months ended April 3, 2009, as compared to the same corresponding period in fiscal 2008.  Segment operating income decreased $34.4 million or 93% for the three months ended April 3, 2009, as compared to the same corresponding period in fiscal 2008.

The revenue decline for the three months ended April 3, 2009 was primarily driven by recessionary conditions in the U.S. and European markets. Segment operating income decreased primarily due to the revenue shortfall and unfavorable foreign currency exchange rates.

Field Solutions

Field Solutions revenue increased by $11.1million or 13% for the three months ended April 3, 2009, as compared to the same corresponding period in fiscal 2008.  Segment operating income increased by $7.1 million or 20% for the three months ended April 3, 2009, as compared to the same corresponding period in fiscal 2008.

The revenue increase for the three month periods ended April 3, 2009 was driven by the introduction of new agricultural products, increased sales worldwide, and the impact of acquisitions. Operating income increased primarily due to higher revenue, gross margin improvement, and operating expense control.

Mobile Solutions

Mobile Solutions revenue decreased by $5.7 million or 13% for the three months ended April 3, 2009, as compared to the same corresponding period in fiscal 2008.  Segment operating income increased $0.7 million or 28% for the three months ended April 3, 2009, as compared to the same corresponding period in fiscal 2008.

Revenue declined primarily due to the impact in the prior year of the completion of deliverables for two large contracts. The increase in operating income was primarily due to gross margin improvement and lower spending due to operating expense control.

Advanced Devices

Advanced Devices revenue decreased by $5.2 million or 18% for the three months ended April 3, 2009, as compared to the same corresponding period in fiscal 2008.  Segment operating income decreased by $0.4 million or 8% for the three months ended April 3, 2009, as compared to the same corresponding period in fiscal 2008.

The decrease in revenue was driven by slower sales in Component Technologies and Applanix. Operating income was slightly down due to the decrease in revenue, partially offset by gross margin improvement and lower spending due to operating expense control.

Research and Development, Sales and Marketing, and General and Administrative Expenses

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	Three Months Ended
	April 3,	March 28,
	2009	2008
(Dollars in thousands)

Research and development	$34,137	$37,345
Percentage of revenue	12%	11%
Sales and marketing	48,935	51,158
Percentage of revenue	17%	14%
General and administrative	26,042	22,690
Percentage of revenue	9%	6%
Total	$109,114	$111,193
Percentage of revenue	38%	31%

Overall, R&D, S&M, and G&A expense decreased by approximately $2.1 million for the three months ended April 3, 2009, as compared to the corresponding period in fiscal 2008.

Research and development expense decreased by $3.2 million in the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, primarily due to foreign currency exchange rates and decreased compensation related expense, partially offset by the inclusion of expense from acquisitions not included in the prior year. All of our R&D costs have been expensed as incurred. Costs of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. Spending overall was at approximately 12% of revenue in the first quarter of fiscal 2009, as compared to 11% in the corresponding period of fiscal 2008.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense decreased by $2.2 million in the first quarter of fiscal 2009, as compared to the corresponding period of fiscal 2008. The decrease was primarily due to foreign currency exchange rates, partially offset by the inclusion of expense from acquisitions not applicable in the prior year, and trade show expense. Spending overall was at approximately 17% of revenue in the first quarter of fiscal 2009, as compared to 14% in the corresponding period of fiscal 2008.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $3.4 million in the first quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008 primarily due to the inclusion of expense from acquisitions not applicable in the prior year and bad debt expense, partially offset by foreign currency exchange rates. Spending overall was at approximately 9% of revenue in the first quarter of fiscal 2009, as compared to 6% in the corresponding period of fiscal 2008.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $12.3 million in the first quarter of fiscal 2009, as compared to $10.8 million in the first quarter of fiscal 2008.  Of the total $12.3 million in the first quarter of fiscal 2009, $7.0 million is presented as a separate line within Operating expense and $5.3 million is included within Cost of sales on our Condensed Consolidated Statements of Income.  The increase was due primarily to acquisitions not included in the corresponding period of fiscal 2008, primarily SECO, RolleiMetric, TruCount, TopoSys, and Rawson.  As of April 3, 2009, future amortization of intangible assets is expected to be $37.8 million during the remaining three quarters of fiscal 2009, $48.5 million during 2010, $43.4 million during 2011, $36.0 million during 2012, $32.2 million during 2013, and $24.8 million thereafter.

Restructuring Charges

Restructuring expense for the three months ended April 3, 2009 and March 28, 2008 was as follows:

	Three Months Ended
	April 3,	March 28,
(Dollars in thousands)	2009	2008

Severance and benefits	$4,488	$-

During the three months ended April 3, 2009, restructuring expense of $4.5 million was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 159 employees affected worldwide.  As a result of the decisions made in the first quarter of 2008, we expect restructuring activities to result in additional restructuring expense totaling approximately $0.3 million through the fourth quarter of 2009. Of the total restructuring expense, $3.6 million is presented as a separate line within Operating expense and $0.9 million is included within Cost of sales on our Condensed Consolidated Statements of Income.  There was no restructuring expense recorded in the first quarter of fiscal 2008.

Restructuring liability:
The following table summarizes the restructuring activity for the three months ended April 3, 2009 (Dollars in thousands):

Balance as of January 2, 2009	$1,917
Charges	4,488
Payments	(2,423)
Adjustment	(56)
Balance as of April 3, 2009	$3,926

The $3.9 million restructuring accrual consists of severance and benefits and is included in Other current liabilities. It is expected to be paid through the fourth quarter of fiscal 2009.

Non-operating Income (Expense), Net

The components of non-operating income (expense), net, are as follows:

	Three Months Ended
	April 3,	March 28,
	2009	2008
(Dollars in thousands)

Interest income	$199	$457
Interest expense	(493)	(762)
Foreign currency transaction gain, net	184	968
Income from joint ventures	168	2,015
Other expense, net	(714)	(907)
Total non-operating income (expense), net	$(656)	$1,771

The non-operating income (expense), net decreased $2.4 million for the first quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008. The decrease was primarily due to lower income from joint ventures and a decrease in foreign exchange gains.

Income Tax Provision

Our effective income tax rate for the three months ended April 3, 2009 was 25.0%, as compared to 33.0% for the three months ended March 28, 2008.  The 2009 and 2008 first quarter fiscal rate is lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of our pre-tax income.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of April 3, 2009 and January 2, 2009.

LIQUIDITY AND CAPITAL RESOURCES

	April 3,	January 2,
As of	2009	2009
(Dollars in thousands)

Cash and cash equivalents	$146,827	$147,531
Total debt	$151,632	$151,588

	April 3,	March 28,
Three Months Ended	2009	2008
(Dollars in thousands)

Cash provided by operating activities	$43,161	$20,719
Cash used in investing activities	$(46,542)	$(43,347)
Cash provided by (used in) financing activities	$4,623	$(15,707)
Effect of exchange rate changes on cash and cash equivalents	$(1,946)	$6,512
Net decrease in cash and cash equivalents	$(704)	$(31,823)

Cash and Cash Equivalents

As of April 3, 2009, cash and cash equivalents totaled $146.8 million as compared to $147.5 million at January 2, 2009. Debt was $151.6 million as of April 3, 2009, the same as the January 2, 2009 balance.

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

Operating Activities

Cash provided by operating activities was $43.2 million for the first quarter of fiscal 2009, as compared to $20.7 million for the first quarter of fiscal 2008.  This increase of $22.4 million was primarily driven by a decrease in accounts receivable days sales outstanding (69 days versus 72 days in the first quarter of 2008) and an increase in accounts payable, partially offset by a decrease in net income before non-cash depreciation and amortization.

Investing Activities

Cash used in investing activities was $46.5 million for the first quarter of fiscal 2009, as compared to $43.3 million for the first quarter of fiscal 2008.  The increase was due to slightly higher cash requirements for business and intangible asset acquisitions.

Financing Activities

Cash provided by financing activities was $4.6 million for the first quarter of 2009, as compared to cash used of $15.7 million for the first quarter of fiscal 2008, primarily due to the stock repurchase in the first quarter of fiscal 2008.

Accounts Receivable and Inventory Metrics

	April 3,	January 2,
As of	2009	2009

Accounts receivable days sales outstanding	69	69
Inventory turns per year	3.9	4.2

Accounts receivable days sales outstanding were 69 days as of April 3, 2009, the same as January 2, 2009.  Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 3.9 as of April 3, 2009, as compared to 4.2 as of January 2, 2009.  Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.

Debt

As of April 3, 2009, our total debt was comprised primarily of our revolving credit line in the amount of $151.0 million, which was drawn down in the third and the fourth quarters of fiscal 2008. As of April 3, 2009, 2009 and January 2, 2009, there were also notes payable totaling approximately $632,000 and $588,000, respectively, primarily consisting of government loans to foreign subsidiaries.

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

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of April 3, 2009 we were in compliance with all financial debt covenants.

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

Market Interest Rate Risk

There have been no significant changes to our market interest rate risk assessment.  Refer to our 2008 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk

There have been no significant changes to our foreign currency exchange rate risk assessment.  Refer to our 2008 Annual Report on Form 10-K.

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

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should consider the risk factors discussed under "Risks and Uncertainties" in Item 1A of Part I of our 2008 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results, and which are incorporated herein by reference.  The risk factors in our Form 10-K have not materially changed since the filing of our 2008 Annual Report on Form 10-K.  The risk factors described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

ITEM 6.  EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through July 20, 2006. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
10.1	Amended and Restated 2002 Stock Plan, amended as of March 6, 2009. (7)
10.2	Amended and Restated 1988 Employee Stock Purchase Plan, amended as of March 6, 2009. (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 11, 2009. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 11, 2009. (7)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 11, 2009. (7)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 11, 2009. (7)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

DATE: May 11, 2009

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through July 20, 2006. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
10.1	Amended and Restated 2002 Stock Plan, amended as of March 6, 2009. (7)
10.2	Amended and Restated 1988 Employee Stock Purchase Plan, amended as of March 6, 2009. (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 11, 2009. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 11, 2009. (7)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 11, 2009. (7)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 11, 2009. (7)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.