Form 10-Q
period 2009-07-03
TRIMBLE NAVIGATION LTD /CA/
filed 2009-08-10
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 2009

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

Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes     ☐     No     ☒

As of August 6, 2009, there were 119,807,371 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended July 3, 2009

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 3, 2009	January 2, 2009
(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$190,154	$147,531
Accounts receivable, net	199,928	204,269
Other receivables	9,747	17,540
Inventories, net	168,272	160,893
Deferred income taxes	36,358	41,810
Other current assets	18,392	16,404
Total current assets	622,851	588,447
Property and equipment, net	48,905	50,175
Goodwill	746,159	715,571
Other purchased intangible assets, net	223,682	228,901
Other non-current assets	49,446	51,922
Total assets	$1,691,043	$1,635,016

LIABILITIES
Current liabilities:
Current portion of long-term debt	$48	$124
Accounts payable	55,596	49,611
Accrued compensation and benefits	45,196	41,291
Deferred revenue	68,603	55,241
Accrued warranty expense	14,161	13,332
Other current liabilities	39,160	63,719
Total current liabilities	222,764	223,318
Non-current portion of long-term debt	151,460	151,464
Non-current deferred revenue	9,145	12,418
Deferred income taxes	36,453	42,207
Other non-current liabilities	63,877	61,553
Total liabilities	483,699	490,960

Commitments and contingencies

EQUITY
Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	-	-
Common stock, no par value; 180,000 shares authorized; 119,612 and 119,051 shares issued and outstanding at July 3, 2009 and January 2, 2009, respectively	699,790	684,831
Retained earnings	466,243	427,921
Accumulated other comprehensive income	36,934	27,649
Total Trimble Navigation Ltd. shareholders' equity	1,202,967	1,140,401
Noncontrolling interests	4,377	3,655
Total equity	1,207,344	1,144,056

Total liabilities and equity	$1,691,043	$1,635,016

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(Dollars in thousands, except per share data)

Revenue (1)	$290,063	$377,767	$579,017	$733,063
Cost of sales (1)	147,263	190,668	292,259	371,588
Gross margin	142,800	187,099	286,758	361,475

Operating expenses
Research and development	33,457	39,405	67,594	76,750
Sales and marketing	45,163	51,904	94,098	103,062
General and administrative	26,622	25,289	52,664	47,979
Restructuring charges	1,302	2,414	4,925	2,414
Amortization of purchased intangible assets	7,530	5,163	14,499	10,306
Total operating expenses	114,074	124,175	233,780	240,511
Operating income	28,726	62,924	52,978	120,964
Non-operating income, net
Interest income	223	508	422	965
Interest expense	(465)	(413)	(958)	(1,175)
Foreign currency transaction gain (loss), net	(216)	1,253	(32)	2,221
Income from joint ventures	352	2,618	520	4,633
Other income (expense), net	1,161	153	447	(754)
Total non-operating income, net	1,055	4,119	399	5,890
Income before taxes	29,781	67,043	53,377	126,854
Income tax provision	8,631	18,444	14,530	38,188
Net income	21,150	48,599	38,847	88,666
Less: Net income attributable to noncontrolling interests	293	-	525	-
Net income attributable to Trimble Navigation Ltd.	$20,857	$48,599	$38,322	$88,666

Basic earnings per share	$0.17	$0.40	$0.32	$0.73
Shares used in calculating basic earnings per share	119,551	121,523	119,406	121,495

Diluted earnings per share	$0.17	$0.39	$0.32	$0.71
Shares used in calculating diluted earnings per share	121,897	125,712	121,411	125,435

(1) Sales to related parties, Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble), were $3.5 million and $8.7 million for the three months ended July 3, 2009 and June 27, 2008, respectively, with associated cost of sales to those related parties of $2.3 million and $7.2 million, respectively.  Sales to CTCT and Nikon-Trimble were $7.9 million and $15.2 million for the six months ended July 3, 2009 and June 27, 2008, respectively, with associated cost of sales of $5.2 million and $11.8 million, respectively.  In addition, cost of sales associated with related party net inventory purchases were $6.0 million and $7.4 million for the three months ended July 3, 2009 and June 27, 2008, respectively, and $10.5 million and $13.5 million for the six months ended July 3, 2009 and June 27, 2008, respectively.  See Note 4 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 3, 2009	June 27, 2008
(Dollars in thousands)

Cash flow from operating activities:
Net income	$38,847	$88,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,071	9,274
Amortization expense	25,348	21,811
Provision for doubtful accounts	3,053	119
Amortization of debt issuance costs	113	113
Deferred income taxes	(3,406)	(2,791)
Stock-based compensation	8,780	7,777
Income from joint ventures	(520)	(4,633)
Gain on bargain purchase	(386)	-
Excess tax benefit for stock-based compensation	(304)	(5,249)
Provision for excess and obsolete inventories	2,933	3,283
Other non-cash items	(2,360)	1
Add decrease (increase) in assets:
Accounts receivable	4,117	(26,832)
Other receivables	5,242	481
Inventories	(7,556)	(8,997)
Other current and non-current assets	2,289	(464)
Add increase (decrease) in liabilities:
Accounts payable	4,790	4,637
Accrued compensation and benefits	2,808	(303)
Accrued liabilities	8,591	(597)
Deferred revenue	7,224	3,974
Income taxes payable	-	10,093
Net cash provided by operating activities	108,674	100,363

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(39,029)	(45,082)
Acquisitions of property and equipment	(7,415)	(7,932)
Acquisitions of intangible assets	(26,839)	(165)
Other	(513)	302
Net cash used in investing activities	(73,796)	(52,877)

Cash flow from financing activities:
Issuances of common stock	5,775	15,425
Excess tax benefit for stock-based compensation	304	5,249
Repurchase and retirement of common stock	-	(36,293)
Payments on long-term debt and revolving credit lines	(149)	(60,314)
Net cash provided by (used in) financing activities	5,930	(75,933)

Effect of exchange rate changes on cash and cash equivalents	1,815	5,068

Net increase (decrease) in cash and cash equivalents	42,623	(23,379)
Cash and cash equivalents, beginning of period	147,531	103,202
Cash and cash equivalents, end of period	$190,154	$79,823

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

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2008 was January 2, 2009. The second quarters of fiscal 2009 and fiscal 2008 ended on July 3, 2009 and June 27, 2008, respectively.  Fiscal 2009 is a 52-week year and fiscal 2008 was a 53-week year.  Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of the Company and its majority-owned subsidiaries.  Inter-company accounts and transactions have been eliminated.  Noncontrolling interests represent the minority shareholders’ proportionate share of the net assets and results of operations of the Company’s majority-owned subsidiaries.

The accompanying financial data as of July 3, 2009 and for the three and six months ended July 3, 2009 and June 27, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of January 2, 2009 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2008. Certain amounts from prior periods have been reclassified to conform to the current period presentation.  The following discussion should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of July 3, 2009, results of operations for the three and six months ended July 3, 2009 and June 27, 2008 and cash flows for the six months ended July 3, 2009 and June 27, 2008, as applicable, have been made.  The results of operations for the three and six months ended July 3, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.  Individual segment revenue may be affected by seasonal buying patterns and general economic conditions. The Company has evaluated all subsequent events through August 10, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission (“SEC”).  No material subsequent events have occurred since July 3, 2009 that required recognition or disclosure in these financial statements.

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no changes to the Company’s significant accounting polices during the six months ended July 3, 2009 from those disclosed in the Company’s 2008 Form 10-K.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company adopted this standard in its first quarter of fiscal 2009.  The Company expects SFAS No. 141(R) will have an impact on the Company’s financial position, results of operations, or cash flows, but the nature and magnitude of the specific effects will depend largely upon the nature and size of the Company’s business combinations. SFAS No. 141(R) did not have a material impact in the first half of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 changed the accounting and reporting for minority interests, which were re-characterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changed the accounting for transactions with minority interest holders.  SFAS 160 required retroactive adoption of the presentation and disclosure requirements for previously existing minority interests. All other requirements of SFAS 160 are applied prospectively.  SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted this standard in the first quarter of fiscal 2009.  The adoption of SFAS 160 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133”, which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this standard in the first quarter of fiscal 2009.   The adoption of SFAS 161 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which became effective for and was adopted by the Company during the second quarter of fiscal 2009.  SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  Adoption of SFAS 165 did not have an impact on the Company’s financial position, results of operations or cash flows, other than the disclosures required by SFAS No. 165.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.   SFAS 167 is effective for interim and annual reporting periods that begin after November 15, 2009. The Company will adopt this standard in fiscal 2010.  The Company is evaluating the impact of the adoption of SFAS No. 167 on its financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.   SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  The Company will update its disclosures to conform to the Codification in its Form 10-Q for the third quarter of 2009.

NOTE 3. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In January 2008, the Company’s Board of Directors authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing the Company to repurchase up to $250 million of Trimble’s common stock under this program. During the six months ended June 27, 2008, the Company repurchased approximately 1,255,000 shares of common stock in open market purchases at an average price of $28.90 per share, for a total of $36.3 million. To date, the Company has repurchased approximately 4,243,000 shares of common stock in open market purchases at an average price of $29.67 per share, for a total of $125.9 million. The purchase price was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings. No shares of common stock were repurchased during the six months ended July 3, 2009.  Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.  All common shares repurchased under this program have been retired. As of July 3, 2009, the 2008 Stock Repurchase Program had remaining authorized funds of $124.1 million.  The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions.  The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

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

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Condensed Consolidated Statements of Income in accordance with SFAS 123(R) for the three and six months ended July 3, 2009 and June 27, 2008.

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(Dollars in thousands)

Cost of sales	$477	$487	$915	$980

Research and development	854	916	1,638	1,833
Sales and marketing	1,062	931	2,066	1,961
General and administrative	2,161	1,461	4,161	3,003
Total operating expenses	4,077	3,308	7,865	6,797

Total stock-based compensation expense	4,554	3,795	8,780	7,777
Tax benefit (1)	(726)	(458)	(1,117)	(552)
Total stock-based compensation expense, net of tax	$3,828	$3,337	$7,663	$7,225

(1) Tax benefit related to U.S. non-qualified options and restricted stock units, applying a Federal statutory and State (Federal effected) tax rate for the respective periods.

Options

Stock option expense recognized during the period is based on the value of the portion of the stock option that is expected to vest during the period. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The Black-Scholes model was used to value those options granted prior to the fourth quarter of fiscal 2005. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted during the three and six months ended July 3, 2009 and June 27, 2008, the following weighted average assumptions were used:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Expected dividend yield	--	--	--	--
Expected stock price volatility	46.7%	39.8%	46.7%	39.7%
Risk free interest rate	1.8%	2.7%	1.9%	2.7%
Expected life of option	4.3 years	4.1 years	4.2 years	4.1 years

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

NOTE 4. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar, began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Condensed Consolidated Statements of Income.  During the three and six months ended July 3, 2009, the Company recorded $0.9 million and $1.6 million, respectively, as its proportionate share of CTCT net income.  During the comparable period of 2008, the Company recorded $2.9 million and $4.7 million, respectively, as its proportionate share of CTCT net income.  During the three and six months ended July 3, 2009 and June 27, 2008, there were no dividends received from CTCT.  The carrying amount of the investment in CTCT was $8.6 million at July 3, 2009 and $7.0 million at January 2, 2009 and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT.  Products are manufactured based on orders received from CTCT and are sold at direct cost, plus a mark-up for the Company’s overhead costs to CTCT.  CTCT then resells products at cost, plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. Generally, the Company sells products through its after-market dealer channel, and Caterpillar sells products for factory and dealer installation.  CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company.  During the three and six months ended July 3, 2009, the Company recorded $0.6 million and $1.5 million of revenue, respectively, and $0.6 million and $1.4 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel.  During the comparable three and six months ended June 27, 2008, the Company recorded $3.5 million and $6.2 million of revenue, respectively, and $3.1 million and $5.4 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel.  In addition, during the three and six months ended July 3, 2009, the Company recorded $6.0 million and $10.5 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.  The comparable net cost of sales recorded by the Company for the three and six months ended June 27, 2008 were $7.4 million and $13.5 million, respectively.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $2.6 million and $5.3 million for the three and six months ended  July 3, 2009, respectively, and totaling $3.5 million and $7.5 million for the three and six months ended June 27, 2008, respectively. The reimbursements were offset against operating expense.

At July 3, 2009 and January 2, 2009, the Company had amounts due to and from CTCT.  Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties.  The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets.  At July 3, 2009 and January 2, 2009, the receivables from CTCT were $5.0 million and $4.1 million, respectively, and are included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets.  As of the same dates, the payables due to CTCT were $5.9 million and $3.1 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting.  Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Condensed Consolidated Statements of Income.  During the three and six months ended July 3, 2009, the Company recorded a loss of $0.6 million and $1.1 million, respectively, and during the three and six months ended June 27, 2008, the Company recorded a loss of $0.3 million and $0.1 million, respectively, as its proportionate share of Nikon-Trimble net income.  During the three and six months ended July 3, 2009, there were no dividends received from Nikon-Trimble. During the three and six months ended June 27, 2008, dividends received from Nikon-Trimble, amounted to $0.2 million, and were recorded against Other non-current assets on the Condensed Consolidated Balance Sheets.  The carrying amount of the investment in Nikon-Trimble was $12.8 million at July 3, 2009 and $13.9 million at January 2, 2009, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products.  The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company.  During the three and six months ended July 3, 2009, the Company recorded $2.9 million and $6.4 million of revenue and $1.7 million and $3.8 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. During the three and six months ended June 27, 2008, the Company recorded $5.1 million and $9.0 million of revenue and $4.1 million and $6.4 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble.  The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $2.4 million and $4.0 million during the three and six months ended July 3, 2009, respectively, and $4.1 million and $7.0 million during the three and six months ended June 27, 2008, respectively.

At July 3, 2009 and January 3, 2009, the Company had amounts due to and from Nikon-Trimble.  Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties.  The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheets. At July 3, 2009 and January 2, 2009, the amounts due from Nikon-Trimble were $2.5 million and $2.0 million, respectively, and are included within Accounts receivable, net on the Condensed Consolidated Balance Sheets.  As of the same dates, the amounts due to Nikon-Trimble were $1.7 million and $2.3 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:

	July 3, 2009
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$207,960	$(97,729)	$110,231
Trade names and trademarks	20,805	(14,194)	6,611
Customer relationships	125,142	(46,648)	78,494
Distribution rights and other intellectual properties *	39,878	(11,532)	28,346
	$393,785	$(170,103)	$223,682

	January 2, 2009
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$188,391	$(78,867)	$109,524
Trade names and trademarks	20,254	(13,100)	7,154
Customer relationships	124,596	(40,263)	84,333
Distribution rights and other intellectual properties *	37,913	(10,023)	27,890
	$371,154	$(142,253)	$228,901

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

The estimated future amortization expense of intangible assets as of July 3, 2009, was as follows:

(Dollars in thousands)
2009 (Remaining)	$26,640
2010	51,639
2011	46,393
2012	38,572
2013	34,259
Thereafter	26,179
Total	$223,682

Goodwill

The changes in the carrying amount of goodwill by operating segment for the six months ended July 3, 2009, were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of January 2, 2009	$363,908	$10,651	$328,721	$12,291	$715,571
Additions due to acquisitions	10,017	7,883	1,152	-	19,052
Purchase price adjustments	5,158	(188)	1,245	-	6,215
Foreign currency translation adjustments	3,232	(1)	1,421	669	5,321
Balance as of July 3, 2009	$382,315	$18,345	$332,539	$12,960	$746,159

The purchase price adjustments relate primarily to previous business acquisitions which closed prior to fiscal 2009. Of the total purchase price adjustments of $6.2 million recorded during the six months ended July 3, 2009, earn-out payments of $7.6 million were offset by a decrease of $1.1 million in tax adjustments and $0.3 million in purchase price allocation adjustments.

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

As of	July 3, 2009	January 2, 2009
(Dollars in thousands)

Raw materials	$70,663	$71,319
Work-in-process	4,288	5,551
Finished goods	93,321	84,023
Total inventories, net	$168,272	$160,893

Deferred costs of revenue are included within finished goods and were $19.4 million at July 3, 2009 and $15.4 million at January 2, 2009.

Other non-current liabilities consisted of the following:

As of	July 3, 2009	January 2, 2009
(Dollars in thousands)

Deferred compensation	$7,282	$6,631
Unrecognized tax benefits	35,939	34,275
Other non-current liabilities	20,656	20,647
Total other non-current liabilities	$63,877	$61,553

As of July 3, 2009 and January 2, 2009, the Company had $35.9 million and $34.3 million, respectively, of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably affect the effective income tax rate in future periods and interest and/or penalties related to income tax matters.

NOTE 7. SEGMENT INFORMATION

The Company is a designer and distributor of positioning solutions enabled by GPS, optical, laser, and wireless communications technology. The Company provides products for diverse applications in its targeted markets.

To achieve distribution, marketing, production, and technology advantages, the Company manages its operations in the following four segments:

●
Engineering and Construction — Consists of products currently used by survey and construction professionals in the field for positioning, data collection, field computing, data management, and machine guidance and control. The applications served include surveying, road, runway, construction, site preparation, and building construction.

●
Field Solutions — Consists of products that provide solutions in a variety of agriculture and geographic information systems (GIS) applications. In agriculture, these include precise land leveling and machine guidance systems. In GIS, these include handheld devices and software that enable the collection of data on assets for a variety of governmental and private entities.

●
Mobile Solutions — Consists of products that enable end users to monitor and manage their mobile assets by communicating location and activity-relevant information from the field to the office. The Company offers a range of products that address a number of sectors of this market including truck fleets, security, and public safety vehicles.

●
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

The following table presents revenue, operating income, and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangibles, amortization of inventory step-up charges, in-process research and development expense, non-recurring acquisition costs, restructuring charges, non-operating income, net, and income tax provision. The identifiable assets that the Company's Chief Operating Decision Maker, its Chief Executive Officer, views by segment are accounts receivable and inventories.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)

Three Months Ended July 3, 2009
Segment revenue	$147,240	$79,787	$39,065	$23,971	$290,063
Operating income	19,160	30,148	3,648	4,833	57,789

Three Months Ended June 27, 2008
Segment revenue	$213,019	$90,070	$42,285	$32,393	$377,767
Operating income	45,161	34,808	1,942	6,578	88,489

Six Months Ended July 3, 2009
Segment revenue	$274,891	$178,944	$77,353	$47,829	$579,017
Operating income	21,669	72,351	6,796	9,145	109,961

Six Months Ended June 27, 2008
Segment revenue	$407,199	$178,107	$86,296	$61,461	$733,063
Operating income	82,115	69,903	4,395	11,270	167,683

As of July 3, 2009
Accounts receivable	$121,191	$39,289	$26,284	$13,164	$199,928
Inventories	111,595	22,469	16,953	17,255	168,272

As of January 2, 2009
Accounts receivable	$125,734	$37,791	$23,736	$17,008	$204,269
Inventories	104,934	21,778	16,391	17,790	160,893

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges, in-process research and development expense, and non-recurring acquisition costs.  A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(Dollars in thousands)

Consolidated segment operating income	$57,789	$88,489	$109,961	$167,683
Unallocated corporate expense	(12,513)	(11,303)	(23,647)	(21,653)
Amortization of purchased intangible assets	(13,050)	(10,918)	(25,348)	(21,722)
Restructuring charges	(3,500)	(3,344)	(7,988)	(3,344)
Consolidated operating income	28,726	62,924	52,978	120,964
Non-operating income, net	1,055	4,119	399	5,890
Consolidated income before taxes	$29,781	$67,043	$53,377	$126,854

NOTE 8. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

Long-term debt consisted of the following:

As of	July 3, 2009	January 2, 2009
(Dollars in thousands)

Credit Facilities:
Revolving credit facility	$151,000	$151,000
Promissory notes and other	508	588
Total debt	151,508	151,588

Less current portion of long-term debt	48	124
Non-current portion	$151,460	$151,464

Credit Facilities

On July 28, 2005, the Company entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent.  On February 16, 2007, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for paying off other debts or loans.  The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.00.   The funds available under the 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes. As of August 20, 2008, the Company amended its 2007 Credit Facility to allow it to redeem, retire or purchase common stock of the Company without limitation so long as no default or unmatured default then existed, and leverage ratio for the two most recently completed periods was less than 2.00:1.00. In addition, the definition of the fixed charge was amended to exclude the impact of redemptions, retirements, or purchases common stock of the Company from the fixed charges coverage ratio.

In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which was repaid in full during fiscal 2008.  As of July 3, 2009, the Company had an outstanding balance on the revolving credit line of $151.0 million which was drawn down in the third and the fourth quarters of fiscal 2008.

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

The 2007 Credit Facility contains customary affirmative, negative, and financial covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of July 3, 2009, the Company was in compliance with all financial debt covenants.

Notes Payable

As of July 3, 2009 and January 2, 2009, the Company had notes payable totaling approximately $508,000 and $588,000, respectively, primarily consisting of government loans to foreign subsidiaries.

Leases and other commitments

The estimated future minimum operating lease commitments as of July 3, 2009, were as follows:

(Dollars in thousands)
2009 (Remaining)	$9,538
2010	15,861
2011	10,161
2012	7,569
2013	2,458
Thereafter	875
Total	$46,462

Additionally, as of July 3, 2009, the Company had acquisition-related earn-outs of $3.1 million and holdbacks of $20.3 million recorded in Other current liabilities and Other non-current liabilities. The maximum remaining payments, including the $3.1 million and $20.3 million recorded, will not exceed $49.0 million.  The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments.  The remaining earn-outs and holdbacks are payable through 2012.

At July 3, 2009, the Company had unconditional purchase obligations of approximately $49.7 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

NOTE 9.  FAIR VALUE

As discussed in Note 2, SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about assets and liabilities measured at fair value, became effective for the Company beginning in its first quarter of fiscal 2008. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market, and the instruments’ complexity.

Assets and liabilities, recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets, are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:

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

	Fair Values as of July 3, 2009
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets
U.S. Treasury bills (1)	$23,996	$-	$-	$23,996
Deferred compensation plan assets (2)	-	7,472	-	7,472
Derivative assets (3)	-	474	-	474
Total	$23,996	$7,946	$-	$31,942

Liabilities
Deferred compensation plan liabilities (2)	$-	$7,282	$-	$7,282
Derivative liabilities (3)	-	593	-	593
Contingent consideration liability (4)	-	-	2,200	2,200
Total	$-	$7,875	$2,200	$10,075

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

(3)
Derivative assets and liabilities included in Level II primarily represent forward currency exchange contracts. The Company enters into these contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables. The derivatives are not designated as hedging instruments under SFAS 133. The fair values are determined using inputs based on observable quoted prices. Derivative assets and liabilities are included in Other current assets and Other current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

(4)
A contingent consideration arrangement requires the Company to pay the former owner, of one of the companies it acquired during fiscal 2009, up to an undiscounted maximum amount of $4.5 million, based on future revenues over a 3 year period.  The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $4.5 million.  The Company estimated the fair value of this liability using probability-weighted revenue projections and discount rates ranging from 0.96% to 1.54%.   Of the total contingent consideration liability, $0.3 million and $1.9 million were included in Other current liabilities and Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The table below sets forth a summary of changes in the fair value of the Level III contingent consideration liability for the six month ended July 3, 2009.

As of	Level III liabilities July 3, 2009
(Dollars in thousands)

Balance as of January 2, 2009	$-
Acquisitions	2,200
Balance as of July 3, 2009	$2,200

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	July 3, 2009		January 2, 2009
(Dollars in thousands)

Assets:
Cash and cash equivalents	$190,154	$190,154	$147,531	$147,531
Forward foreign currency exchange contracts	474	474	627	627

Liabilities:
Credit facility	$151,000	$143,423	$151,000	$127,754
Forward foreign currency exchange contracts	593	593	1,775	1,775
Promissory note and other	508	503	588	554

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

Changes in the Company’s product warranty liability during the six months ended July 3, 2009 were as follows:

(Dollars in thousands)
Balance as of January 2, 2009	$13,332
Accruals for warranties issued	9,744
Changes in estimates	2,163
Warranty settlements (in cash or in kind)	(11,078)
Balance as of July 3, 2009	$14,161

NOTE 11. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(Dollars in thousands, except per share amounts)

Numerator:

Net income attributable to Trimble Navigation Ltd.	$20,857	$48,599	$38,322	$88,666

Denominator:
Weighted average number of common shares used in basic earnings per share	119,551	121,523	119,406	121,495
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	2,346	4,189	2,005	3,929
Common stock warrants	-	-	-	11
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	121,897	125,712	121,411	125,435

Basic earnings per share	$0.17	$0.40	$0.32	$0.73
Diluted earnings per share	$0.17	$0.39	$0.32	$0.71

For the three months ended July 3, 2009 and June 27, 2008, the Company excluded 4.9 million and 1.5 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. For the six months ended July 3, 2009 and June 27, 2008, the Company excluded 5.6 million and 1.4 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. These shares were excluded from the three and six month periods because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods.  Inclusion of these shares would be antidilutive.  These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

NOTE 12: RESTRUCTURING CHARGES:

Restructuring expense for the three and six months ended July 3, 2009 and June 27, 2008 was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Severance and benefits	$3,500	$3,344	$7,988	$3,344

During the three and six months ended July 3, 2009, restructuring expense of $3.5 million and  $8.0 million , respectively, was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 248 positions eliminated.  As a result of the decisions made through the second quarter of 2009, the Company expects restructuring activities to result in additional restructuring expense totaling approximately $0.8 million through the fourth quarter of 2009. During the three and six months ended July 3, 2009, of the total restructuring expense,  $1.3 million and  $4.9 million, respectively, was shown as a separate line within Operating expense, and $2.2 million and  $3.1 million, respectively, was included within Cost of sales on the Company’s Condensed Consolidated Statements of Income.

During the three and six months ended June 27, 2008, restructuring expense of $3.3 million was related to management decisions designed to improve operational efficiency and financial results.  The restructuring expense, included in cost of sales and operating expense, was related to a decision to streamline processes and reduce the cost structure of the Company, with approximately 90 positions eliminated. During the three and six months ended June 27, 2008, of the total restructuring expense,  $2.4 million was shown as a separate line within Operating expense, and $0.9 million was included within Cost of sales on the Company’s Condensed Consolidated Statements of Income.

Restructuring liability:
The following table summarizes the restructuring activity for the six months ended July 3, 2009:

(Dollars in thousands)
Balance as of January 2, 2009	$1,917
Charges	7,988
Payments	(4,476)
Adjustments	90
Balance as of July 3, 2009	$5,519

The $5.5 million restructuring accrual consisted of severance and benefits and was included in Other current liabilities. It is expected to be paid through the first quarter of fiscal 2010.

NOTE 13: INCOME TAXES

The Company’s effective income tax rate for the three months and six months ended July 3, 2009 was 29.0% and 27.2%, respectively, as compared to 27.5% and 30.1% for the three months and six months ended June 27, 2008, respectively.

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

The amount of liabilities for unrecognized tax benefits under FIN 48 (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future period are $39.1 million and $37.3 million at July 3, 2009 and January 2, 2009, respectively.  The unrecognized tax benefits are recorded in Other non-current liabilities and within the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s unrecognized tax benefit liabilities include interest and penalties at July 3, 2009 and January 2, 2009, of $4.8 million and $4.4 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

The Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008, and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) were signed into law on October 3, 2008.  This legislation includes a provision that retroactively extends the research tax credit from January 1, 2008 to December 31, 2009.  The impact in 2008 was a tax benefit of $1.9 million and an expected tax benefit of $1.5 million in 2009.

As of February 20, 2009, California enacted elective legislation under CR & TC 25128.5 to use the single sales factor apportionment formula.  The impact of this legislation resulted in a tax benefit of $0.8 million for the six month period ended July 3, 2009.

NOTE 14: COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(Dollars in thousands)

Net income attributable to Trimble Navigation Ltd.	$20,857	$48,599	$38,322	$88,666
Foreign currency translation adjustments	23,631	(2,560)	9,175	18,148
Net unrealized gain on investments/actuarial gain (loss)	60	3	110	(24)
Comprehensive income attributable to Trimble Navigation Ltd.	44,548	46,042	47,607	106,790
Comprehensive income attributable to the noncontrolling interests	413	-	722	-
Comprehensive income	$44,961	$46,042	$48,329	$106,790

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in “Risk Factors” below and elsewhere in this report as well as in the Company's Annual Report on Form 10-K for fiscal year 2008 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our significant accounting polices during the six months ended July 3, 2009 from those disclosed in our 2008 Form 10-K.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009 are as follows:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP, and expands the disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 deferring the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 in its first quarter of fiscal 2008, except for those items specifically deferred under FSP No. SFAS 157-2, which were adopted in the first quarter of fiscal 2009. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, we adopted this standard in the first quarter of fiscal 2009.  We expect SFAS No. 141(R) will have an impact on our financial position, results of operations, or cash flows, but the nature and magnitude of the specific effects will depend largely upon the nature and size of our business combinations.  SFAS No. 141(R) did not have a material impact on our financial position, results of operations, or cash flows in the first half of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 changed the accounting and reporting for minority interests, which were re-characterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changed the accounting for transactions with minority interest holders.  SFAS 160 required retroactive adoption of the presentation and disclosure requirements for previously existing minority interests. All other requirements of SFAS 160 are applied prospectively.  SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted this standard in the first quarter of fiscal 2009.  The adoption of SFAS 160 did not have a material impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133”, which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted this standard in the first quarter of fiscal 2009.   The adoption of SFAS 161 did not have an impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which become effective for and was adopted by us during the second quarter of fiscal 2009.  SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have an impact on our financial position, results of operations or cash flows, other than the disclosures required by SFAS No. 165.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.   SFAS 167 is effective for interim and annual reporting periods that begin after November 15, 2009. We will adopt this standard in fiscal 2010.  We are evaluating the impact of the adoption of SFAS No. 167 on our financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.   SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  We will update our disclosures to conform to the Codification in our Form 10-Q for the third quarter of 2009.

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

We continued to execute our strategy with a series of actions that can be summarized in three categories.

Reinforcing our position in existing markets

* We believe these markets provide us with additional, substantial potential for substituting our technology for traditional methods. We are continuing to develop new products and to strengthen our distribution channels in order to expand our market.  In our Engineering and Construction segment, we introduced the MTS400 Machine Telematics System - a new rugged GPS locator unit for heavy equipment usage, in conjunction with updates to our Construction Manager software which now incorporates maps provided by Google Maps API Premier(TM).  In our Field Solutions Segment, we introduced the LB25 External lightbar accessory for use with the EZ Guide 250 and 500 lightbar guidance systems that facilitate better visibility, along with the AG25 GNSS antenna that features the Trimble proprietary Transcend Positioning Technology in a single rugged housing optimized for signal sensitivity on lower elevation satellites.   In our Mobile Solutions segment, we introduced a new version of our Vehicle Diagnostic Service giving managers the ability to view the gallons of fuel consumed while driving or idling.   All of these products strengthened our competitive position and created new value for the user.

Extending our position in new and existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to new and existing users.  In our Engineering and Construction segment, expanded the Trimble VRS Now service to Estonia as well as launched the VRS I-Scope service in the United States. Also within Engineering and Construction, we entered the BIM software market through the acquisition of Quickpen, which will allow mechanical and HVAC contractors to automate project estimating, detailing, layout and construction. In our Field Solutions segment, the acquisition of NTech Industries extends our Precision Agriculture Solutions business with the addition of the GreenSeeker(R) nitrogen application and WeedSeeker(R) controlled herbicide application systems.  In our Mobile Solutions segment, we announced the acquisition of Accutest Engineering Solutions Ltd expanding our vehicle diagnostic capabilities.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our efforts are focused in Africa, China, India, the Middle-East and Russia.

RECENT BUSINESS DEVELOPMENTS

The following companies and joint ventures were acquired or formed during the twelve months ended July 3, 2009 and are combined in our results of operations since the date of acquisition or formation:

Accutest

On June 5, 2009, we acquired Accutest Engineering Solutions Ltd, based in Derbyshire, UK. Accutest is a leading provider of vehicle diagnostics and telematics technologies for the automotive industry. Accutest’s performance is reported under our Mobile Solutions business segment.

NTech

On June 4, 2009, we acquired privately-held NTech Industries, based in Ukiah, Calif. NTech is a leading provider of crop-sensing technology that allows farmers to reduce costs and environmental impact by controlling the application of nitrogen, herbicide and other crop inputs.  NTech’s performance is reported under our Field Solutions business segment.

QuickPen

On March 12, 2009, we acquired privately-held QuickPen International, based in Englewood, Colorado. QuickPen is a leading provider of Building Information Modeling (BIM) software for the heating, ventilation and air conditioning (HVAC), mechanical construction and plumbing industries. QuickPen’s performance is reported under our Engineering and Construction business segment.

Rawson Control Systems

On December 3, 2008, we acquired the assets of privately-held Rawson Control Systems, based in Oelwein, Iowa. Rawson manufactures hydraulic and electronic controls for the agriculture equipment industry, including variable rate planter drives and controllers, variable rate fertilizer controllers, mechanical remote electric control valves and speed reducers.  Rawson Control Systems’ performance is reported under our Field Solutions business segment.

FastMap and GeoSite

On November 28, 2008, we acquired the FastMap and GeoSite software assets from Korec, a privately-held Trimble distributor serving the United Kingdom and Ireland. FastMap and GeoSite performance is reported under our Engineering and Construction and Field Solutions business segments, respectively.

Callidus Precision Systems

On November 28, 2008, we acquired the assets of privately-held Callidus Precision Systems GmbH, based in Halle, Germany. Callidus is a provider of 3D laser scanning solutions for the industrial market. Callidus’s performance is reported under our Engineering and Construction business segment.

TopoSys

On November 13, 2008, we acquired TopoSys GmbH, based in Biberach an der Riss, Germany. TopoSys is a leading provider of aerial data collection systems comprised of LiDAR and metric cameras. TopoSys’ performance is reported under our Engineering and Construction business segment.

TruCount

On October 30, 2008, we acquired the assets of privately-held TruCount, Inc., based in Ames, Iowa. TruCount is a leading manufacturer of air and electric clutches that automate individual planter row shut-off. TruCount’s performance is reported under our Field Solutions business segment.

RolleiMetric

On October 20, 2008, we acquired the assets of RolleiMetric from Rollei GmbH, based in Braunschweig, Germany. RolleiMetric is a leading provider of metric camera systems for aerial imaging and terrestrial close range photogrammetry. RolleiMetric’s performance is reported under our Engineering and Construction business segment.

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

SECO

On July 29, 2008, we acquired privately-held SECO Manufacturing Company, based in Redding, California. SECO is a leading manufacturer of accessories for the geomatics, surveying, mapping, and construction industries.  SECO’s performance is reported under our Engineering and Construction business segment.

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

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(Dollars in thousands)
Total consolidated revenue	$290,063	$377,767	$579,017	$733,063
Gross margin	$142,800	$187,099	$286,758	$361,475
Gross margin %	49.2%	49.5%	49.5%	49.3%
Total consolidated operating income	$28,726	$62,924	$52,978	$120,964
Operating income %	9.9%	16.7%	9.1%	16.5%

Revenue

In the three months ended July 3, 2009, total revenue decreased by $87.7 million or 23%, as compared to the same corresponding period in fiscal 2008. Of the decrease, Engineering and Construction revenue decreased $65.8 million, Field Solutions decreased $10.3 million, Mobile Solutions decreased $3.2 million, and Advanced Devices decreased $8.4 million. The revenue decrease was primarily due to recessionary conditions in the U.S. and European markets in Engineering and Construction and lower sales in Field Solutions due to the impact in the corresponding period of the prior year of strong sales driven by an extended agricultural buying season.

In the six months ended July 3, 2009, total revenue decreased by $154.0 million or 21%, as compared to the same corresponding period in fiscal 2008. Engineering and Construction revenue decreased $132.3 million, Field Solutions increased $0.8 million, Mobile Solutions decreased $8.9 million, while Advanced Devices decreased $13.6 million, compared to the same corresponding period in fiscal 2008.  Revenue reduction within these segments was primarily due to recessionary conditions in the U.S. and European markets in Engineering and Construction.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, and foreign currency translations.

Gross margin decreased by $44.3 million and $74.7 million for the three and six months ended July 3, 2009, respectively, as compared to the corresponding periods in the prior year, primarily due to the revenue shortfall. Gross margin as a percentage of total revenue for the three months ended July 3, 2009 was 49.2%, as compared to 49.5% for the three months ended June 27, 2008.  Gross margin as a percentage of total revenue for the six months ended July 3, 2009 was 49.5%, as compared to 49.3% for the six months ended June 27, 2008.  The gross margin percentage for the three and six month periods ended July 3, 2009 was relatively consistent and was maintained by a greater percentage of higher margin product sales, in particular, software and subscription services, in spite of the revenue shortfall, offset by higher amortization of intangible assets.

Operating Income

Operating income decreased by $34.2 million and $68.0 million for the three and six months ended July 3, 2009, respectively, as compared to the corresponding periods in the prior year, primarily due to the revenue shortfall, partially offset by a reduction in operating expense.  Operating income as a percentage of total revenue was 9.9% for the three months ended July 3, 2009, as compared to 16.7% for the three months ended June 27, 2008.   Operating income as a percentage of total revenue was 9.1% for the six months ended July 3, 2009, as compared to 16.5% for the six months ended June 27, 2008. The decrease in operating income percentage for both the three and six month periods was primarily due to decreased operating expense leverage, primarily in Engineering and Construction due to the revenue shortfall.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices.  Operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangibles, amortization of inventory step-up charges, non-recurring acquisition costs, restructuring charges, non-operating income, net, and income tax provision.

The following table is a breakdown of revenue and operating income by segment:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(Dollars in thousands)

Engineering and Construction
Revenue	$147,240	$213,019	$274,891	$407,199
Segment revenue as a percent of total revenue	51%	56%	48%	56%
Operating income	$19,160	$45,161	$21,669	$82,115
Operating income as a percent of segment revenue	13%	21%	8%	20%
Field Solutions
Revenue	$79,787	$90,070	$178,944	$178,107
Segment revenue as a percent of total revenue	28%	24%	31%	24%
Operating income	$30,148	$34,808	$72,351	$69,903
Operating income as a percent of segment revenue	38%	39%	40%	39%
Mobile Solutions
Revenue	$39,065	$42,285	$77,353	$86,296
Revenue as a percent of total revenue	13%	11%	13%	12%
Operating income	$3,648	$1,942	$6,796	$4,395
Operating income as a percent of segment revenue	9%	5%	9%	5%
Advanced Devices
Revenue	$23,971	$32,393	$47,829	$61,461
Segment revenue as a percent of total revenue	8%	9%	8%	8%
Operating income	$4,833	$6,578	$9,145	$11,270
Operating income as a percent of segment revenue	20%	20%	19%	18%

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges, in-process research and development expense, and non-recurring acquisition costs.  A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
(Dollars in thousands)

Consolidated segment operating income	$57,789	$88,489	$109,961	$167,683
Unallocated corporate expense	(12,513)	(11,303)	(23,647)	(21,653)
Amortization of purchased intangible assets	(13,050)	(10,918)	(25,348)	(21,722)
Restructuring charges	(3,500)	(3,344)	(7,988)	(3,344)
Consolidated operating income	28,726	62,924	52,978	120,964
Non-operating income, net	1,055	4,119	399	5,890
Consolidated income before taxes	$29,781	$67,043	$53,377	$126,854

Engineering and Construction

Engineering and Construction revenue decreased by $65.8 million or 31% and $132.3 million or 32% for the three and six months ended July 3, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.  Segment operating income decreased $26.0 million or 58% and $60.4 million or 74% for the three and six months ended July 3, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.

The revenue decline for both the three months and six month periods was primarily driven by recessionary conditions in the U.S. and European markets, as well as softness in the rest of the world, with the exception of China. Segment operating income for both the three and six month periods decreased primarily due to the revenue shortfall, partially offset by a reduction in operating expense due to restructuring and overall expense control.

Field Solutions

Field Solutions revenue decreased by $10.3 million or 11% and increased by $0.8 million or 0.5% for the three and six months ended July 3, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.  Segment operating income decreased by $4.7 million or 13% and increased by $2.4 million or 4% for the three and six months ended July 3, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.

The revenue decrease for the three month period was primarily due to a softening in Agriculture markets due to reduced commodity prices and input costs which resulted in decreased the demand for our productivity products. The slight revenue increase for the six month period was driven by the impact of increased sales worldwide and acquisitions in the first quarter, offset by decreased demand in the second quarter.  Operating income for the three month period decreased primarily due to lower revenue. Operating income for the six month period increased primarily due to gross margin improvement, partially offset by higher operating expense due to the impact of acquisitions.

Mobile Solutions

Mobile Solutions revenue decreased by $3.2 million or 8% and $8.9 million or 10% for the three and six months ended July 3, 2009, respectively, as compared to the same corresponding period in fiscal 2008.  Segment operating income increased by $1.7 million or 88% and $2.4 million or 55% for the three and six months ended July 3, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.

The revenue decline for both the three and six month periods was primarily due to the impact in the prior year of the recognition of large non-recurring revenue items. The increase in operating income for both the three and six month periods was primarily due to gross margin improvement and lower spending due to operating expense control.

Advanced Devices

Advanced Devices revenue decreased by $8.4 million or 26% and $13.6 million or 22% for the three and six months ended July 3, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.  Segment operating income decreased by $1.7 million or 27% and $2.1 million or 19% for the three and six months ended July 3, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.

The decrease in revenue for both the three and six month periods was driven by slower sales in Component Technologies and Applanix. Operating income was slightly down for both the three and six month periods due to the decrease in revenue, partially offset by gross margin improvement and lower spending due to operating expense control.

Research and Development, Sales and Marketing, and General and Administrative Expense

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(Dollars in thousands)

Research and development	$33,457	$39,405	$67,594	$76,750
Percentage of revenue	11%	10%	12%	10%
Sales and marketing	45,163	51,904	94,098	103,062
Percentage of revenue	16%	14%	16%	14%
General and administrative	26,622	25,289	52,664	47,979
Percentage of revenue	9%	7%	9%	7%
Total	$105,242	$116,598	$214,356	$227,791
Percentage of revenue	36%	31%	37%	31%

Overall, R&D, S&M, and G&A expense decreased by approximately $11.4 million and $13.4 million for the three and six months ended July 3, 2009, respectively, as compared to the corresponding periods in fiscal 2008.

Research and development expense decreased by $5.9 million and $9.2 million for the three and six month periods ended July 3, 2009, respectively, as compared to the same corresponding periods in fiscal 2008, primarily due to foreign currency exchange rates and decreased compensation costs, partially offset by the inclusion of expense from acquisitions not included in the prior year.  All of our R&D costs have been expensed as incurred. Costs of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. Spending overall was at approximately 11% and 12% of revenue in the three and six months ended July 3, 2009, as compared to 10% in the corresponding periods in fiscal 2008.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense decreased by $6.7 million and $9.0 million for the three and six months ended July 3, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.  The decrease was primarily due to foreign currency exchange rates, decreased compensation costs, and travel and trade show expense, partially offset by the inclusion of expense from acquisitions not applicable in the prior year.   Spending overall was at approximately 16% of revenue in the three and six months ended July 3, 2009, as compared to 14% in the same corresponding periods in fiscal 2008.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $1.3 million and $4.7 million for the three and six months ended July 3, 2009, respectively, as compared to the same corresponding periods in fiscal 2008 primarily due to the inclusion of expense from acquisitions not applicable in the prior year, settlement costs and increased bad debt expense, partially offset by foreign currency exchange rates.  Spending overall was at approximately 9% of revenue in the three and six months ended July 3, 2009, as compared to 7% in the same corresponding period in fiscal 2008.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $13.1 million in the second quarter of fiscal 2009, as compared to $10.9 million in the second quarter of fiscal 2008.  Of the total $13.1 million in the second quarter of fiscal 2009, $7.5 million is presented as a separate line within Operating expense and $5.6 million is included within Cost of sales on our Condensed Consolidated Statements of Income.  The increase was due primarily to business acquisitions and asset purchases not included in the corresponding period of fiscal 2008. As of July 3, 2009, future amortization of intangible assets is expected to be $26.6 million during the remaining two quarters of fiscal 2009, $51.6 million during 2010, $46.4 million during 2011, $38.6 million during 2012, $34.3 million during 2013, and $26.2 million thereafter.

Restructuring Charges

Restructuring expense for the three and six months ended July 3, 2009 and June 27, 2008 was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Severance and benefits	$3,500	$3,344	$7,988	$3,344

During the three and six months ended July 3, 2009, restructuring expense of $3.5 million and $8.0 million, respectively, was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 250 positions eliminated.  As a result of the decisions made through the second quarter of 2009, we expect restructuring activities to result in additional restructuring expense totaling approximately $0.8 million through the fourth quarter of 2009. During the three and six months ended July 3, 2009, of the total restructuring expense,  $1.3 million and  $4.9 million, respectively, was shown as a separate line within Operating expense, and $2.2 million and  $3.1 million, respectively, was included within Cost of sales on the Company’s Condensed Consolidated Statements of Income.

During the three and six months ended June 27, 2008, restructuring expense of $3.3 million was related to management decisions designed to improve operational efficiency and financial results.  The restructuring expense, included in cost of sales and operating expense, was related to a decision to streamline processes and reduce the cost structure of the Company, with approximately 90 positions eliminated. During the three and six months ended June 27, 2008, of the total restructuring expense,  $2.4 million was shown as a separate line within Operating expense, and $0.9 million was included within Cost of sales on the Company’s Condensed Consolidated Statements of Income.

Restructuring liability:
The following table summarizes the restructuring activity for the six months ended July 3, 2009:

(Dollars in thousands)
Balance as of January 2, 2009	$1,917
Charges	7,988
Payments	(4,476)
Adjustments	90
Balance as of July 3, 2009	$5,519

The $5.5 million restructuring accrual consisted of severance and benefits and was included in Other current liabilities. It is expected to be paid through the first quarter of fiscal 2010.

Non-operating Income, Net

The components of non-operating income, net, were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
(Dollars in thousands)

Interest income	$223	$508	$422	$965
Interest expense	(465)	(413)	(958)	(1,175)
Foreign currency transaction gain (loss), net	(216)	1,253	(32)	2,221
Income from joint ventures	352	2,618	520	4,633
Other income (expense), net	1,161	153	447	(754)
Total non-operating income, net	$1,055	$4,119	$399	$5,890

Non-operating income, net decreased $3.1 million and $5.5 million for the second quarter and the first six months of fiscal 2009, respectively, as compared to the same corresponding period in fiscal 2008. The decrease for both the three and six month periods was primarily due to lower income from joint ventures and a decrease in foreign exchange gains.

Income Tax Provision

Our effective income tax rate for the three and six months ended July 3, 2009 was 29.0% and 27.2%, respectively, as compared to 27.5% and 30.1% for the three months and six months ended June 27, 2008.  The 2009 and 2008 second quarter fiscal rate is lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of our pre-tax income.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of July 3, 2009 and January 2, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of	July 3, 2009	January 2, 2009
(Dollars in thousands)

Cash and cash equivalents	$190,154	$147,531
Total debt	151,508	151,588

Three Months Ended	July 3, 2009	June 27, 2008
(Dollars in thousands)

Cash provided by operating activities	$108,674	$100,363
Cash used in investing activities	(73,796)	(52,877)
Cash provided by (used in) financing activities	5,930	(75,933)
Effect of exchange rate changes on cash and cash equivalents	1,815	5,068
Net increase (decrease) in cash and cash equivalents	$42,623	$(23,379)

Cash and Cash Equivalents

As of July 3, 2009, cash and cash equivalents totaled $190.2 million as compared to $147.5 million at January 2, 2009. Debt was $151.5 million as of July 3, 2009, as compared to $151.6 million at January 2, 2009.

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

Operating Activities

Cash provided by operating activities was $108.7 million for the six months ended July 3, 2009, as compared to $100.4 million for the six months ended June 27, 2008.  This increase of $8.3 million was primarily driven by a decrease in accounts receivable days sales outstanding (63 days versus 69 days in the second quarter of 2008), partially offset by a decrease in net income before non-cash depreciation and amortization and income taxes due.

Investing Activities

Cash used in investing activities was $73.8 million for the six months ended July 3, 2009, as compared to $52.9 million for the six months ended June 27, 2008.  The increase of $20.9 million was due to increased cash used for business and intangible asset acquisitions.

Financing Activities

Cash provided by financing activities was $5.9 million for the six months ended July 3, 2009, as compared to cash used of $75.9 million for the six months ended June 27, 2008. The increase of $81.8 million was primarily due to the stock repurchase and pay down of debt in the first six months of fiscal 2008.

Accounts Receivable and Inventory Metrics

As of	July 3, 2009	January 2, 2009

Accounts receivable days sales outstanding	63	69
Inventory turns per year	3.5	4.2

Accounts receivable days sales outstanding were 63 days as of July 3, 2009, as compared to 69 days as January 2, 2009 due to increased revenue linearity.  Our accounts receivable days sales outstanding is calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 3.5 as of July 3, 2009, as compared to 4.2 as of January 2, 2009. The decrease in turns is primarily due to slower sales.  Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.

Debt

As of July 3, 2009, our total debt was comprised primarily of our revolving credit line in the amount of $151.0 million, which was drawn down in the third and the fourth quarters of fiscal 2008. As of July 3, 2009 and January 2, 2009, there were also notes payable totaling approximately $508,000 and $588,000, respectively, primarily consisting of government loans to foreign subsidiaries.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent.  On February 16, 2007, we amended our existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, we exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for paying off other debts or loans.  The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.00.   The funds available under the 2007 Credit Facility may be used by us for acquisitions, stock repurchases, and general corporate purposes. As of August 20, 2008, we amended the 2007 Credit Facility to allow us to redeem, retire or purchase Trimble common stock without limitation so long as no default or unmatured default then existed, and leverage ratio for the two most recently completed periods was less than 2.00:1.00. In addition, the definition of the fixed charge was amended to exclude the impact of redemptions, retirements, or purchases of Trimble common stock from the fixed charges coverage ratio. For additional discussion of our debt, see Note 8 of Notes to the Condensed Consolidated Financial Statements.

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

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.  As of July 3, 2009 we were in compliance with all financial debt covenants.

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

ITEM 1A.  RISK FACTORS

A description of factors that could materially affect our business, financial condition, or operating results is included under “Risk and Uncertainties” in Item 1A of Part I of our 2008 Annual Report on Form 10-K and is incorporated herein by reference.  There have been no material changes to the risk factor disclosure since our 2008 Annual Report on Form 10-K.  The risk factors described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
The Company’s annual meeting of shareholders, (the “Annual Meeting”), was held at the Heritage Theater, located at the Campbell Community Center, 1 W. Campbell Ave., Campbell, California, 95008, on May 19, 2009.

(b)	An election of directors was held at the Annual Meeting, with the following individuals being elected to the Company’s Board of Directors.

DIRECTOR	VOTE FOR	WITHHELD
Steven W. Berglund	109,553,018	953,121
John B. Goodrich	108,596,462	1,909,677
William Hart	108,482,878	2,023,261
Merit E. Janow	109,850,932	655,207
Ulf J. Johansson	109,847,192	658,947
Bradford W. Parkinson	109,489,680	1,016,459
Nickolas W. Vande Steeg	108,919,250	1,586,889

(c) Other matters voted upon at the Annual Meeting and the results of the voting with respect to each such matter were as follows:

To approve an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan to increase the number of shares of common stock reserved for purchase thereunder from 11,550,000 to 15,550,000.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
95,267,278	2,432,780	1,179,503	11,626,578

To approve amendments to the Company’s Amended and Restated 2002 Stock Plan to (i) increase the number of shares of Company common stock reserved for grant and award thereunder from 12,000,000 to 20,000,000 and (ii) approve the material terms of stock awards that are intended to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
88,249,780	9,315,923	1,313,858	11,626,578

To ratify the appointment of Ernst & Young, LLP as the independent auditor of the Company for the current fiscal year ending January 1, 2010.

FOR	AGAINST	ABSTAIN
109,078,201	1,304,074	123,863

ITEM 6.  EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through July 20, 2006. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
10.1+	Amended and Restated Employee Stock Purchase Plan, with forms of subscription agreements. (7)
10.2+	Amended and Restated 2002 Stock Plan, with forms of option and restricted stock unit agreements. (7)
10.3+	Trimble Navigation Limited Board of Directors Compensation Policy, effective April 24, 2009. (7)
10.4+	Trimble Navigation Limited Annual Management Incentive Plan. (7)
10.5+	Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (7)
10.6*
Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated March 12, 2004, as amended on January 19, 2005, October 25, 2005 and June 20, 2007.* (7)

10.7+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 10, 2009. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 10, 2009.(7)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 10, 2009. (7)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 10, 2009. (7)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.

+             Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10Q.
*             Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

DATE: August 10, 2009

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through July 20, 2006. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
10.1+	Amended and Restated Employee Stock Purchase Plan, with forms of subscription agreements. (7)
10.2+	Amended and Restated 2002 Stock Plan, with forms of option and restricted stock unit agreements. (7)
10.3+	Trimble Navigation Limited Board of Directors Compensation Policy, effective April 24, 2009. (7)
10.4+	Trimble Navigation Limited Annual Management Incentive Plan. (7)
10.5+	Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (7)
10.6*
Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated March 12, 2004, as amended on January 19, 2005, October 25, 2005 and June 20, 2007.* (7)

10.7+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 10, 2009. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 10, 2009.(7)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 10, 2009. (7)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 10, 2009. (7)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.

+              Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10Q.
*              Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.