Form 10-Q
period 2009-10-02
TRIMBLE NAVIGATION LTD /CA/
filed 2009-11-06
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2009

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

Yes           ☐           No           ☒

As of November 5, 2009, there were 120,370,380 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended October 2, 2009

PART I – FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 2, 2009	January 2, 2009
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$215,099	$142,531
Short-term investments	7,000	5,000
Accounts receivable, net	202,453	204,269
Other receivables	10,350	17,540
Inventories, net	160,420	160,893
Deferred income taxes	41,720	41,810
Other current assets	19,854	16,404
Total current assets	656,896	588,447
Property and equipment, net	46,903	50,175
Goodwill	765,484	715,571
Other purchased intangible assets, net	216,619	228,901
Other non-current assets	45,739	51,922
Total assets	$1,731,641	$1,635,016

LIABILITIES
Current liabilities:
Current portion of long-term debt	$49	$124
Accounts payable	50,256	49,611
Accrued compensation and benefits	45,526	41,291
Deferred revenue	69,946	55,241
Accrued warranty expense	14,081	13,332
Other current liabilities	36,099	63,719
Total current liabilities	215,957	223,318
Non-current portion of long-term debt	151,455	151,464
Non-current deferred revenue	8,034	12,418
Deferred income taxes	39,830	42,207
Other non-current liabilities	64,754	61,553
Total liabilities	480,030	490,960

Commitments and contingencies

EQUITY
Shareholders' equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	-	-
Common stock, no par value; 180,000 shares authorized; 120,353 and 119,051 shares issued and outstanding at October 2, 2009 and January 2, 2009, respectively	713,593	684,831
Retained earnings	481,820	427,921
Accumulated other comprehensive income	51,454	27,649
Total Trimble Navigation Ltd. shareholders' equity	1,246,867	1,140,401
Noncontrolling interests	4,744	3,655
Total equity	1,251,611	1,144,056

Total liabilities and equity	$1,731,641	$1,635,016

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
(In thousands, except per share data)

Revenue (1)	$269,713	$328,087	$848,730	$1,061,150
Cost of sales (1)	137,255	162,464	429,514	534,052
Gross margin	132,458	165,623	419,216	527,098

Operating expenses
Research and development	33,250	35,348	100,844	112,097
Sales and marketing	47,022	48,664	141,120	151,727
General and administrative	23,237	22,072	75,901	70,051
Restructuring charges	872	21	5,797	2,435
Amortization of purchased intangible assets	7,912	5,462	22,411	15,768
Total operating expenses	112,293	111,567	346,073	352,078
Operating income	20,165	54,056	73,143	175,020
Non-operating income, net
Interest income	124	404	546	1,369
Interest expense	(450)	(214)	(1,408)	(1,389)
Foreign currency transaction gain, net	792	117	760	2,338
Income (loss) from joint ventures, net	(151)	2,163	369	6,796
Other income (expense), net	1,081	(907)	1,528	(1,661)
Total non-operating income, net	1,396	1,563	1,795	7,453
Income before taxes	21,561	55,619	74,938	182,473
Income tax provision	5,714	16,552	20,244	54,740
Net income	15,847	39,067	54,694	127,733
Less: Net income attributable to noncontrolling interests	270	-	795	-
Net income attributable to Trimble Navigation Ltd.	$15,577	$39,067	$53,899	$127,733

Basic earnings per share	$0.13	$0.32	$0.45	$1.05
Shares used in calculating basic earnings per share	120,047	120,603	119,620	121,171

Diluted earnings per share	$0.13	$0.31	$0.44	$1.02
Shares used in calculating diluted earnings per share	122,854	124,423	121,893	125,071

(1) Sales to related parties, Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble), were $3.6 million and $7.1 million for the three months ended October 2, 2009 and September 26, 2008, respectively, with associated cost of sales to those related parties of $2.5 million and $6.2 million, respectively.  Sales to CTCT and Nikon-Trimble were $11.5 million and $22.4 million for the nine months ended October 2, 2009 and September 26, 2008, respectively, with associated cost of sales of $7.7 million and $17.9 million, respectively.  In addition, cost of sales associated with related party net inventory purchases were $4.7 million and $4.5 million for the three months ended October 2, 2009 and September 26, 2008, respectively, and $15.2 million and $18.0 million for the nine months ended October 2, 2009 and September 26, 2008, respectively.  See Note 4 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 2,	September 26,
	2009	2008
(Dollars in thousands)

Cash flow from operating activities:
Net income	$54,694	$127,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,941	14,287
Amortization expense	38,968	32,999
Provision for doubtful accounts	2,933	597
Amortization of debt issuance costs	169	169
Deferred income taxes	(9,268)	(14,235)
Stock-based compensation	13,321	11,603
Income from joint ventures	(369)	(6,796)
Gain on bargain purchase	(386)	-
Excess tax benefit for stock-based compensation	(1,304)	(5,847)
Provision for excess and obsolete inventories	2,943	2,672
Other non-cash items	(2,542)	179
Add decrease (increase) in assets:
Accounts receivable	2,613	(16,230)
Other receivables	6,288	1,598
Inventories	1,300	(16,165)
Other current and non-current assets	1,915	(201)
Add increase (decrease) in liabilities:
Accounts payable	(1,068)	(1,859)
Accrued compensation and benefits	2,273	(7,426)
Accrued liabilities	1,947	725
Deferred revenue	10,753	2,862
Income taxes payable	-	15,280
Net cash provided by operating activities	139,121	141,945

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(50,824)	(69,310)
Acquisitions of property and equipment	(9,541)	(11,293)
Acquisitions of intangible assets	(26,839)	(349)
Net purchases of short-term investments	(2,000)	-
Dividends received	2,896	3,148
Other	(379)	195
Net cash used in investing activities	(86,687)	(77,609)

Cash flow from financing activities:
Issuances of common stock	13,673	22,119
Excess tax benefit for stock-based compensation	1,304	5,847
Repurchase and retirement of common stock	-	(115,851)
Proceeds from long-term debt and revolving credit lines	-	51,000
Payments on long-term debt and revolving credit lines	(168)	(60,316)
Net cash provided by (used in) financing activities	14,809	(97,201)

Effect of exchange rate changes on cash and cash equivalents	5,325	142

Net increase (decrease) in cash and cash equivalents	72,568	(32,723)
Cash and cash equivalents, beginning of period	142,531	103,202
Cash and cash equivalents, end of period	$215,099	$70,479

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

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2008 was January 2, 2009. The third quarters of fiscal 2009 and fiscal 2008 ended on October 2, 2009 and September 26, 2008, respectively.  Fiscal 2009 is a 52-week year and fiscal 2008 was a 53-week year.  Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of the Company and its majority-owned subsidiaries.  Inter-company accounts and transactions have been eliminated.  Noncontrolling interests represent the minority shareholders’ proportionate share of the net assets and results of operations of the Company’s majority-owned subsidiaries.

The accompanying financial data as of October 2, 2009 and for the three and nine months ended October 2, 2009 and September 26, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations.  The Condensed Consolidated Balance Sheet as of January 2, 2009 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2008. Certain amounts from prior periods have been reclassified to conform to the current period presentation.  The following discussion should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of October 2, 2009, results of operations for the three and nine months ended October 2, 2009 and September 26, 2008 and cash flows for the nine months ended October 2, 2009 and September 26, 2008, as applicable, have been made.  The results of operations for the three and nine months ended October 2, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.  Individual segment revenue may be affected by seasonal buying patterns and general economic conditions. The Company has evaluated all subsequent events through November 6, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission (“SEC”).  No material subsequent events have occurred since October 2, 2009 that required recognition or disclosure in these financial statements.

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the Company’s significant accounting polices during the nine months ended October 2, 2009 from those disclosed in the Company’s 2008 Form 10-K.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2009 are as follows:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on fair value measurements. This standard, which is now codified under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP, and expands the disclosures regarding fair value measurements.  In February 2008, the FASB deferred the effective date of the guidance to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company adopted the fair value measurement guidance in its first quarter of fiscal 2008, except for those items specifically deferred by the FASB, which were adopted in the first quarter of fiscal 2009. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued revised accounting guidance on business combinations. This revised standard, now codified under the Business Combination Topic of the FASB Accounting Standards Codification, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  The guidance also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company adopted this guidance in its first quarter of fiscal 2009.  The Company expects the implementation of the new guidance to have an impact on the Company’s financial position, results of operations, or cash flows, but the nature and magnitude of the specific effects will depend largely upon the nature and size of the Company’s business combinations. The adoption of the guidance did not have a material impact in the first nine months of fiscal 2009.

In December 2007, the FASB issued guidance related to the accounting for noncontrolling interests in consolidated financial statements. The guidance, now codified under the Consolidation Topic of the FASB Accounting Standards Codification, changed the accounting and reporting for minority interests, which were re-characterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changed the accounting for transactions with minority interest holders.  The guidance required retroactive adoption of the presentation and disclosure requirements for previously existing minority interests. All other requirements of the guidance are applied prospectively.   The Company adopted this new accounting guidance in the first quarter of fiscal 2009.  The adoption of the guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities. The new accounting guidance, now codified under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company adopted this new accounting guidance in the first quarter of fiscal 2009.   The adoption of the guidance did not have an impact on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued accounting guidance on subsequent events. The standard, now codified under the Subsequent Events Topic of the FASB Accounting Standards Codification, became effective for and was adopted by the Company during the second quarter of fiscal 2009.  The guidance establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, it sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The guidance is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of the guidance did not have an impact on the Company’s financial position, results of operations or cash flows, other than the disclosures required by the guidance.

In June 2009, the FASB issued accounting guidance which changes the consolidation guidance applicable to a variable interest entity (“VIE”). The guidance, now codified under the Consolidation Topic of the FASB Accounting Standards Codification, also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, GAAP required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.   The Company is required to adopt this guidance beginning in fiscal 2010.  The Company is evaluating the impact of the adoption of the guidance on its financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC.  The Company adopted this guidance in the third quarter of fiscal 2009.  The adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

In October 2009, the FASB issued revised guidance on multiple-deliverable revenue arrangements which requires entities to allocate revenue in an arrangement, using estimated selling prices of the delivered goods and services based on a selling price hierarchy, and eliminates the residual method of revenue allocation.  It also requires revenue to be allocated using the relative selling price method.  The FASB also issued accounting guidance on the applicability of software revenue accounting for certain arrangements that include software elements, which remove tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  The guidance on both of these topics, which are now codified under the Revenue Recognition Topic of the FASB Accounting Standards Codification, should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is evaluating the expected impact of the new revenue guidance on its financial position, results of operations and cash flows, and when it will adopt the revised guidance.

NOTE 3. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In January 2008, the Company’s Board of Directors authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing the Company to repurchase up to $250 million of Trimble’s common stock under this program.  During the nine months ended September 26, 2008, the Company repurchased approximately 3,707,000 shares of common stock in open market purchases at an average price of $31.23 per share, for a total of $115.9 million. No shares of common stock were repurchased during the nine months ended October 2, 2009. In total, under the program, the Company has repurchased approximately 4,243,000 shares of common stock in open market purchases at an average price of $29.67 per share, for a total of $125.9 million. The purchase price was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings.  Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.  All common shares repurchased under this program have been retired. As of October 2, 2009, the 2008 Stock Repurchase Program had remaining authorized funds of $124.1 million.  The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions.  The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

Stock-Based Compensation

The Company accounts for its employee stock options and rights to purchase shares under its stock participation plans under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s Condensed Consolidated Statements of Income.

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Condensed Consolidated Statements of Income for the three and nine months ended October 2, 2009 and September 26, 2008.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
(Dollars in thousands)

Cost of sales	$453	$453	$1,368	$1,433

Research and development	866	796	2,504	2,629
Sales and marketing	1,134	937	3,200	2,898
General and administrative	2,088	1,640	6,249	4,643
Total operating expenses	4,088	3,373	11,953	10,170

Total stock-based compensation expense	4,541	3,826	13,321	11,603
Tax benefit (1)	(1,153)	(188)	(2,270)	(740)
Total stock-based compensation expense, net of tax	$3,388	$3,638	$11,051	$10,863

(1) Tax benefit related to U.S. non-qualified options and restricted stock units, applying a Federal statutory and State (Federal effected) tax rate for the respective periods.

Options

Stock option expense recognized during the period is based on the value of the portion of the stock option that is expected to vest during the period. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The Black-Scholes model was used to value those options granted prior to the fourth quarter of fiscal 2005. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted during the three and nine months ended October 2, 2009 and September 26, 2008, the following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Expected dividend yield	--	--	--	--
Expected stock price volatility	46.8%	39.8%	46.7%	39.7%
Risk free interest rate	1.8%	2.6%	1.9%	2.7%
Expected life of option	4.1 years	3.9 years	4.2 years	4.1 years

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

NOTE 4. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar, began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income (loss) from joint ventures, net in the Non-operating income, net section of the Condensed Consolidated Statements of Income.  During the three and nine months ended October 2, 2009, the Company recorded $0.6 million and $2.2 million, respectively, as its proportionate share of CTCT net income.  During the comparable period of 2008, the Company recorded $2.0 million and $6.7 million, respectively, as its proportionate share of CTCT net income.  During the nine months ended October 2, 2009 and September 26, 2008, there were $2.9 million and $3.0 million of dividends received from CTCT.  The carrying amount of the investment in CTCT was $6.3 million at October 2, 2009 and $7.0 million at January 2, 2009 and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT.  Products are manufactured based on orders received from CTCT and are sold at direct cost, plus a mark-up for the Company’s overhead costs to CTCT.  CTCT then resells products at cost, plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. Generally, the Company sells products through its dealer channel, and Caterpillar sells products for factory installation.  CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company.  During the three and nine months ended October 2, 2009, the Company recorded $0.4 million and $1.9 million of revenue, respectively, and $0.4 million and $1.8 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel.  During the comparable three and nine months ended September 26, 2008, the Company recorded $2.9 million and $9.1 million of revenue, respectively, and $2.7 million and $8.1 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel.  In addition, during the three and nine months ended October 2, 2009, the Company recorded $4.7 million and $15.2 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.  The comparable net cost of sales recorded by the Company for the three and nine months ended September 26, 2008 were $4.5 million and $18.0 million, respectively.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $2.5 million and $7.8 million for the three and nine months  ended  October 2, 2009, respectively, and totaling $3.2 million and $10.7 million for the three and nine months ended September 26, 2008, respectively. The reimbursements were offset against operating expense.

At October 2, 2009 and January 2, 2009, the Company had amounts due to and from CTCT.  Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties.  The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets.  At October 2, 2009 and January 2, 2009, the receivables from CTCT were $4.3 million and $4.1 million, respectively, and are included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets.  As of the same dates, the payables due to CTCT were $4.7 million and $3.1 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting.  Under the equity method, the Company’s share of profits and losses are included in Income (loss) from joint ventures, net in the Non-operating income, net section of the Condensed Consolidated Statements of Income.  During the three and nine months ended October 2, 2009, the Company recorded a loss of $0.7 million and $1.8 million, respectively, and during the three and nine months ended September 26, 2008, the Company recorded a profit of $0.2 million and $0.1 million, respectively, as its proportionate share of Nikon-Trimble net income.  During the nine months ended October 2, 2009, there were no dividends received from Nikon-Trimble. During the nine months ended September 26, 2008, dividends received from Nikon-Trimble, amounted to $0.2 million, and were recorded against Other non-current assets on the Condensed Consolidated Balance Sheets.  The carrying amount of the investment in Nikon-Trimble was $12.1 million at October 2, 2009 and $13.9 million at January 2, 2009, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products.  The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company.  During the three and nine months ended October 2, 2009, the Company recorded $3.2 million and $9.6 million of revenue and $2.1 million and $5.9 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble for distribution in Japan. During the three and nine months ended September 26, 2008, the Company recorded $4.2 million and $13.3 million of revenue and $3.5 million and $9.8 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble.  The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $2.1 million and $6.1 million during the three and nine months ended October 2, 2009, respectively, and $5.2 million and $12.2 million during the three and nine months ended September 26, 2008, respectively.

At October 2, 2009 and January 3, 2009, the Company had amounts due to and from Nikon-Trimble.  Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties.  The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheets. At October 2, 2009 and January 2, 2009, the amounts due from Nikon-Trimble were $3.3 million and $2.0 million, respectively, and are included within Accounts receivable, net on the Condensed Consolidated Balance Sheets.  As of the same dates, the amounts due to Nikon-Trimble were $2.1 million and $2.3 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:

	October 2, 2009
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$213,850	$(107,217)	$106,633
Trade names and trademarks	20,879	(14,570)	6,309
Customer relationships	127,809	(51,183)	76,626
Distribution rights and other intellectual properties *	40,105	(13,054)	27,051
	$402,643	$(186,024)	$216,619

	January 2, 2009
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$188,391	$(78,867)	$109,524
Trade names and trademarks	20,254	(13,100)	7,154
Customer relationships	124,596	(40,263)	84,333
Distribution rights and other intellectual properties *	37,913	(10,023)	27,890
	$371,154	$(142,253)	$228,901

(*) Included within Distribution rights and other intellectual properties is a $25.0 million distribution right that the Company purchased from Caterpillar, a related party for accounting purposes, during fiscal 2008.   The fair value of the distribution right was estimated using a discounted cash flow analysis.  The distribution right is being amortized over its estimated economic life of eight years.  The $25.0 million distribution right was accrued in the fourth quarter of fiscal 2008 and paid in the first quarter of fiscal 2009.

The estimated future amortization expense of intangible assets as of October 2, 2009, was as follows:

(Dollars in thousands)
2009 (Remaining)	$13,637
2010	53,032
2011	47,714
2012	39,951
2013	35,190
Thereafter	27,095
Total	$216,619

Goodwill

The changes in the carrying amount of goodwill by operating segment for the nine months ended October 2, 2009, were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of January 2, 2009	$363,908	$10,651	$328,721	$12,291	$715,571
Additions due to acquisitions	10,017	16,392	1,152	-	27,561
Purchase price adjustments	5,103	(266)	1,147	-	5,984
Foreign currency translation adjustments	12,775	32	1,894	1,667	16,368
Balance as of October 2, 2009	$391,803	$26,809	$332,914	$13,958	$765,484

The purchase price adjustments relate primarily to previous business acquisitions which closed prior to fiscal 2009.  Of the total purchase price adjustments of $6.0 million recorded during the nine months ended October 2, 2009, earn-out payments of $7.5 million were offset by a decrease of $1.1 million in tax adjustments and $0.4 million in other purchase price allocation adjustments.

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

	October 2,	January 2,
As of	2009	2009
(Dollars in thousands)

Raw materials	$67,203	$71,319
Work-in-process	5,001	5,551
Finished goods	88,216	84,023
Total inventories, net	$160,420	$160,893

Deferred costs of revenue are included within finished goods and were $20.9 million at October 2, 2009 and $15.4 million at January 2, 2009.

Other non-current liabilities consisted of the following:

	October 2,	January 2,
As of	2009	2009
(Dollars in thousands)

Deferred compensation	$8,061	$6,631
Unrecognized tax benefits	36,134	34,275
Other non-current liabilities	20,559	20,647
Total other non-current liabilities	$64,754	$61,553

As of October 2, 2009 and January 2, 2009, the Company had $36.1 million and $34.3 million, respectively, of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably affect the effective income tax rate in future periods and interest and/or penalties related to income tax matters.

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

•
Mobile Solutions — Consists of products that enable end-users to monitor and manage their mobile assets by communicating location and activity-relevant information from the field to the office. The Company offers a range of products that address a number of sectors of this market including truck fleets, security, and public safety vehicles.

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

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)

Three Months Ended October 2, 2009
Segment revenue	$149,384	$55,654	$39,572	$25,103	$269,713
Operating income	21,131	16,286	3,367	4,488	45,272

Three Months Ended September 26, 2008
Segment revenue	$191,858	$64,354	$40,822	$31,053	$328,087
Operating income	41,560	22,058	3,602	6,835	74,055

Nine Months Ended October 2, 2009
Segment revenue	$424,275	$234,598	$116,925	$72,932	$848,730
Operating income	42,800	88,637	10,163	13,633	155,233

Nine Months Ended September 26, 2008
Segment revenue	$599,057	$242,461	$127,118	$92,514	$1,061,150
Operating income	123,675	91,961	7,997	18,105	241,738

As of October 2, 2009
Accounts receivable	$120,163	$38,796	$27,942	$15,552	$202,453
Inventories	101,832	23,975	18,251	16,362	160,420

As of January 2, 2009
Accounts receivable	$125,734	$37,791	$23,736	$17,008	$204,269
Inventories	104,934	21,778	16,391	17,790	160,893

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges, in-process research and development expense, and non-recurring acquisition costs.  A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
(Dollars in thousands)

Consolidated segment operating income	$45,272	$74,055	$155,233	$241,738
Unallocated corporate expense	(10,345)	(8,405)	(33,992)	(30,058)
Amortization of purchased intangible assets	(13,620)	(11,143)	(38,968)	(32,865)
Restructuring charges	(1,142)	(451)	(9,130)	(3,795)
Consolidated operating income	20,165	54,056	73,143	175,020
Non-operating income, net	1,396	1,563	1,795	7,453
Consolidated income before taxes	$21,561	$55,619	$74,938	$182,473

NOTE 8. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

Long-term debt consisted of the following:

	October 2,	January 2,
As of	2009	2009
(Dollars in thousands)

Credit Facilities:
Revolving credit facility	$151,000	$151,000
Promissory notes and other	504	588
Total debt	151,504	151,588

Less current portion of long-term debt	49	124
Non-current portion	$151,455	$151,464

Credit Facilities

On July 28, 2005, the Company entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent.  On February 16, 2007, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used to pay off other debts or loans.  The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.00.   The funds available under the 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes. As of August 20, 2008, the Company amended its 2007 Credit Facility to allow it to redeem, retire or purchase common stock of the Company without limitation so long as no default or unmatured default then existed, and leverage ratio for the two most recently completed periods was less than 2.00:1.00. In addition, the definition of the fixed charge was amended to exclude the impact of redemptions, retirements, or purchases common stock of the Company from the fixed charges coverage ratio.

In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which was repaid in full during fiscal 2008.  As of October 2, 2009, the Company had an outstanding balance on the revolving credit line of $151.0 million which was drawn down in the third and the fourth quarters of fiscal 2008.

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

The 2007 Credit Facility contains customary affirmative, negative, and financial covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations, and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of October 2, 2009, the Company was in compliance with all financial debt covenants.

Notes Payable

As of October 2, 2009 and January 2, 2009, the Company had notes payable totaling approximately $504,000 and $588,000, respectively, primarily consisting of government loans to foreign subsidiaries.

Leases and other commitments

The estimated future minimum operating lease commitments as of October 2, 2009, were as follows:

(Dollars in thousands)
2009 (Remaining)	$4,926
2010	16,204
2011	10,502
2012	7,784
2013	2,730
Thereafter	970
Total	$43,116

Additionally, as of October 2, 2009, the Company had acquisition-related earn-outs of $2.2 million and holdbacks of $20.3 million recorded in Other current liabilities and Other non-current liabilities. The maximum remaining payments, including the $2.2 million and $20.3 million recorded, will not exceed $48.2 million.  The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments.  The remaining earn-outs and holdbacks are payable through 2012.

At October 2, 2009, the Company had unconditional purchase obligations of approximately $46.7 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

NOTE 9.  FAIR VALUE

As discussed in Note 2, the Company adopted in the first quarter of 2008, guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about assets and liabilities measured at fair value, except for those items deferred which the Company adopted in the first quarter of fiscal 2009. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market, and the instruments’ complexity.

Assets and liabilities, recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets, are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by the guidance on fair value measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:

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

	Fair Values as of October 2, 2009
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$51,007	$-	$-	$51,007
U.S. Treasury bills (1)	7,000	-	-	7,000
Deferred compensation plan assets (2)	-	8,312	-	8,312
Derivative assets (3)	-	960	-	960
Total	$58,007	$9,272	$-	$67,279

Liabilities
Deferred compensation plan liabilities (2)	$-	$8,060	$-	$8,060
Derivative liabilities (3)	-	92	-	92
Contingent consideration liability (4)	-	-	2,200	2,200
Total	$-	$8,152	$2,200	$10,352

(1)
The Company may invest in highly liquid investments such as money market funds and U.S. Treasury bills. The fair values are determined using observable quoted prices in active markets. Money market funds are included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. U.S. Treasury bills are included in Short-term investments on the Company’s Condensed Consolidated Balance Sheets. The Company classifies these investments as available for sale and the unrealized gain or loss on these investments is not material. The U.S. Treasury bills held by the Company as of October 2, 2009 will mature in the fourth quarter of fiscal 2009.

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

(3)
Derivative assets and liabilities included in Level II primarily represent forward currency exchange contracts. The Company enters into these contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables. The derivatives are not designated as hedging instruments. The fair values are determined using inputs based on observable quoted prices. Derivative assets and liabilities are included in Other current assets and Other current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

(4)
A contingent consideration arrangement requires the Company to pay the former owner of one of the companies it acquired during fiscal 2009 up to an undiscounted maximum amount of $4.5 million, based on future revenues over a 3 year period.  The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $4.5 million.  The Company estimated the fair value of this liability using probability-weighted revenue projections and discount rates ranging from 0.37% to 1.38%.   Of the total contingent consideration liability, $0.3 million and $1.9 million were included in Other current liabilities and Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The table below sets forth a summary of changes in the fair value of the Level III contingent consideration liability for the nine month ended October 2, 2009.

Level III liabilities
As of	October 2, 2009
(Dollars in thousands)

Balance as of January 2, 2009	$-
Acquisitions	2,200
Balance as of October 2, 2009	$2,200

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	October 2, 2009		January 2, 2009
(Dollars in thousands)

Assets:
Cash and cash equivalents	$215,099	$215,099	$142,531	$142,531
Short-term investments	7,000	7,000	5,000	5,000
Forward foreign currency exchange contracts	960	960	627	627

Liabilities:
Credit facility	$151,000	$146,965	$151,000	$127,754
Forward foreign currency exchange contracts	92	92	1,775	1,775
Promissory note and other	504	500	588	554

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

Changes in the Company’s product warranty liability during the nine months ended October 2, 2009 were as follows:

(Dollars in thousands)
Balance as of January 2, 2009	$13,332
Accruals for warranties issued	14,552
Changes in estimates	2,779
Warranty settlements (in cash or in kind)	(16,582)
Balance as of October 2, 2009	$14,081

NOTE 11. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
(Dollars in thousands, except per share amounts)

Numerator:

Net income attributable to Trimble Navigation Ltd.	$15,577	$39,067	$53,899	$127,733

Denominator:
Weighted average number of common shares used in basic earnings per share	120,047	120,603	119,620	121,171
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	2,807	3,820	2,273	3,893
Common stock warrants	-	-	-	7
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	122,854	124,423	121,893	125,071
Basic earnings per share	$0.13	$0.32	$0.45	$1.05
Diluted earnings per share	$0.13	$0.31	$0.44	$1.02

For the three months ended October 2, 2009 and September 26, 2008, the Company excluded 4.9 million and 1.7 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. For the nine months ended October 2, 2009 and September 26, 2008, the Company excluded 4.9 million and 1.5 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. These shares were excluded from the three and nine month periods because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods.  Inclusion of these shares would be antidilutive.  These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

NOTE 12: RESTRUCTURING CHARGES:

Restructuring expense for the three and nine months ended October 2, 2009 and September 26, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Dollars in thousands)	2009	2008	2009	2008

Severance and benefits	$1,142	$451	$9,130	$3,795

During the three and nine months ended October 2, 2009, restructuring expense of $1.1 million and  $9.1 million , respectively, was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 300 positions eliminated.  As a result of the decisions made through the third quarter of fiscal 2009, the Company expects restructuring activities to result in additional restructuring expense totaling approximately $0.3 million through the fourth quarter of fiscal 2009. During the three and nine months ended October 2, 2009, of the total restructuring expense,  $0.9 million and  $5.8 million, respectively, was shown as a separate line within Operating expense, and $0.2 million and  $3.3 million, respectively, was included within Cost of sales on the Company’s Condensed Consolidated Statements of Income.

During the three and nine months ended September 26, 2008, restructuring expense of $0.5 million and $3.8 million, respectively, was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 90 positions eliminated. During the three and nine months ended September 26, 2008, of the total restructuring expense, $0.1 million and $2.4 million, respectively, was shown as a separate line within Operating expense, and $0.4 million and $1.4 million, respectively, was included within Cost of sales on the Company’s Condensed Consolidated Statements of Income.

Restructuring liability:
The following table summarizes the restructuring activity for the nine months ended October 2, 2009:

(Dollars in thousands)
Balance as of January 2, 2009	$1,917
Charges	9,130
Payments	(7,513)
Adjustments	289
Balance as of October 2, 2009	$3,823

The $3.8 million restructuring accrual consisted of severance and benefits and was included in Other current liabilities. It is expected to be paid through the first quarter of fiscal 2010.

NOTE 13: INCOME TAXES

The Company’s effective income tax rate for the three months and nine months ended October 2, 2009 was 26.5% and 27.0%, respectively, as compared to 29.8% and 30.0% for the three months and nine months ended September 26, 2008, respectively.

The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax.  The Company has substantially concluded all U.S. federal and state income tax matters for years through 1992.  Generally, non-U.S. income tax matters have been concluded for years through 2000. The Company is currently in various stages of multiple year examinations by Federal, State, and foreign taxing authorities. The Company does not anticipate a significant impact to the unrecognized tax benefits balance with respect to current tax examinations.  Although the timing of the resolution and/or the closure on audits is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.

The amount of liabilities for unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future period are $39.4 million and $37.3 million at October 2, 2009 and January 2, 2009, respectively.  The unrecognized tax benefits are recorded in Other non-current liabilities and within the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s unrecognized tax benefit liabilities include interest and penalties at October 2, 2009 and January 2, 2009, of $5.0 million and $4.4 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

As of February 20, 2009, California enacted elective legislation under CR & TC 25128.5 to use the single sales factor apportionment formula.  The impact of this legislation resulted in a tax benefit of $0.8 million for the nine month period ended October 2, 2009.

NOTE 14: COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
(Dollars in thousands)

Net income attributable to Trimble Navigation Ltd.	$15,577	$39,067	$53,899	$127,733
Foreign currency translation adjustments	14,387	(19,835)	23,562	(1,688)
Net unrealized gain on investments/actuarial gain (loss)	133	(152)	243	(176)
Comprehensive income attributable to Trimble Navigation Ltd.	30,097	19,080	77,704	125,869
Comprehensive income attributable to the noncontrolling interests	367	-	1,089	-
Comprehensive income	$30,464	$19,080	$78,793	$125,869

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U. S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expense and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our significant accounting polices during the nine months ended October 2, 2009 from those disclosed in our 2008 Form 10-K.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009 are as follows:

In September 2006, the FASB issued accounting guidance on fair value measurements. This standard, which is now codified under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP, and expands the disclosures regarding fair value measurements.  In February 2008, the FASB deferred the effective date of the guidance to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted the fair value measurement guidance in the first quarter of fiscal 2008, except for those items specifically deferred by the FASB, which were adopted in the first quarter of fiscal 2009. The adoption did not have a material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued revised accounting guidance on business combinations. This revised standard, now codified under the Business Combination Topic of the FASB Accounting Standards Codification, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  The guidance also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, we adopted this guidance in the first quarter of fiscal 2009.  We expect the implementation of the new guidance to have an impact on our financial position, results of operations, or cash flows, but the nature and magnitude of the specific effects will depend largely upon the nature and size of our business combinations.  The adoption of the guidance did not have a material impact in the first nine months of fiscal 2009.

In December 2007, the FASB issued guidance related to the accounting for noncontrolling interests in consolidated financial statements. The guidance, now codified under the Consolidation Topic of the FASB Accounting Standards Codification, changed the accounting and reporting for minority interests, which were re-characterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changed the accounting for transactions with minority interest holders.  The guidance required retroactive adoption of the presentation and disclosure requirements for previously existing minority interests. All other requirements of the guidance are applied prospectively.  We adopted this new accounting guidance in the first quarter of fiscal 2009.  The adoption of the guidance did not have a material impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities. The new accounting guidance, now codified under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification, requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this new accounting guidance in the first quarter of fiscal 2009.   The adoption of the guidance did not have an impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued accounting guidance on subsequent events. The standard, now codified under the Subsequent Events Topic of the FASB Accounting Standards Codification, became effective for and was adopted by us during the second quarter of fiscal 2009.  The guidance establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The guidance is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of the guidance did not have an impact on our financial position, results of operations or cash flows, other than the disclosures required by the guidance.

In June 2009, the FASB issued accounting guidance which changes the consolidation guidance applicable to a variable interest entity (“VIE”). The guidance, now codified under the Consolidation Topic of the FASB Accounting Standards Codification, also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, GAAP required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.   We are required to adopt this guidance beginning in fiscal 2010.  We are evaluating the impact of the adoption of the guidance on our financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC.  We adopted this guidance in the third quarter of fiscal 2009. The adoption did not have an impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued revised guidance on multiple-deliverable revenue arrangements which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy, and eliminates the residual method of revenue allocation.  It also requires revenue to be allocated using the relative selling price method.  The FASB also issued accounting guidance on the applicability of software revenue accounting for certain arrangements that include software elements, which remove tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  The guidance on both of these topics, which are now codified under the Revenue Recognition Topic of the FASB Accounting Standards Codification, should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are evaluating the expected impact of the new revenue guidance on our financial position, results of operations and cash flows, and when we will adopt the revised guidance.

EXECUTIVE LEVEL OVERVIEW

Trimble’s focus is on combining positioning technology with wireless communication and application capabilities to create system-level solutions that enhance productivity and accuracy for our customers. The majority of our markets are end-user markets, including engineering and construction firms, governmental organizations, public safety workers, farmers, and companies who must manage fleets of mobile workers and assets. In our Advanced Devices segment, we also provide components to original equipment manufacturers to incorporate into their products.  In the end-user markets, we provide a system that includes a hardware platform that may contain software and customer support. Some examples of our solutions include products that automate and simplify the process of surveying land, products that automate the utilization of equipment such as tractors and bulldozers, products that enable a company to manage its mobile workforce and assets, and products that allow municipalities to manage their fixed assets. In addition, we also provide software applications on a stand-alone basis. For example, we provide software for project management on construction sites.

Solutions targeted at the end-user make up a significant majority of our revenue. To create compelling products, we must attain an understanding of the end-users’ needs and work flow, and how location-based technology can enable that end-user to work faster, more efficiently, and more accurately. We use this knowledge to create highly innovative products that change the way work is done by the end-user. With the exception of our Mobile Solutions and Advanced Devices segments, our products are generally sold through a dealer channel, and it is crucial that we maintain a proficient, global, third-party distribution channel.

We continued to execute our strategy with a series of actions that can be summarized in three categories.

Reinforcing our position in existing markets

* We believe these markets provide us with additional, substantial potential for substituting our technology for traditional methods. We are continuing to develop new products and to strengthen our distribution channels in order to expand our market.  In our Engineering and Construction segment, we introduced the new Excavator DDS300 Depth Display system, which provides dynamic depth display for compacting equipment to improve the accuracy and productivity of trenching, excavating and grading operations, and the AllTrak™ Asset Management system, which is designed to help contractors manage their construction equipment and tools.  New versions of the GCS900 Grade Control system for milling machines and the LM80 Layout Manager were also released.  We further expanded our Trimble Access software to include Spatial Imaging and Monitoring technology.  The new software extends the benefits of Trimble Access to make sophisticated 3D scanning easier, faster, and more intuitive for the surveying community.

In our Field Solutions Segment, we introduced the Ag3000 modem for use as part of a Trimble GPS Autopilot™ system.  The modem allows farmers to improve machine guidance accuracy by accessing network correction signals that use Trimble VRS technology via a cellular connection.   We also introduced the TrueGuide Implement Guidance system which allows a tractor, equipped with Trimble Autopilot™ and an FmX display, to pull an implement along a more accurate line without additional steering hardware. In addition, we also released the Utility Center Mainenance-2 software module to help utilities maintain and manage all types of plant equipment in one solution and the Utility Center Field Inspector software, which provides a robust handheld field maintenance inspection solution for optimizing utility field operations.

In our Mobile Solutions segment, we introduced Trimble® Performance Manager, a unique business intelligence application that alerts companies managing field operations when there is a deviation between what is planned and what is actually occurring in the field.  This allows cost reductions through fewer miles driven and better utilization of fleet vehicles, which also decreases an organization's carbon footprint. In our Advanced Devices segment, we introduced the AP series of embedded GNSS-Inertial OEM boards plus IMU with advanced Maxwell™ technology and Applanix In-Fusion™ GNSS-Inertial integration technology, enabling continuous mobile positioning and high-accuracy orientation in poor signal environments.  We also introduced the BD970, a 220 channel, Real-Time Kinematic (RTK) GNSS receiver module for precise positioning OEM applications.  All of these products strengthened our competitive position and created new value for the user.

Extending our position in new and existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to new and existing users.  In our Engineering and Construction segment, we expanded the Trimble VRS Now service to the Czech Republic and Mississippi. Also within Engineering and Construction, we introduced the Trimble Digital Pen which converts form and markup information to digital data allowing notes, sketches, data and markups to be aggregated into the original file and tracked by user, pen and time. In our Field Solutions segment, the acquisition of Farm Works’ assets continues the expansion of our Precision Agriculture Solutions business with the addition of Farm Works software solutions for information and farm operations management.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our efforts are focused in emerging markets in Africa, China, India, the Middle-East and Russia.

RECENT BUSINESS DEVELOPMENTS

The following companies and joint ventures were acquired or formed during the twelve months ended October 2, 2009 and are combined in our results of operations since the date of acquisition or formation:

Farm Works

On July 16, 2009, we acquired the assets of privately-held CTN Data Service, LLC, creator of Farm Works software, located in Hamilton, Indiana. Farm Works provides integrated office and mobile software solutions for both the farmer and agriculture service professional. Farm Works’ performance is reported under our Field Solutions business segment.

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

FastMap and GeoSite

On November 28, 2008, we acquired the FastMap and GeoSite software assets from Korec, a privately-held Trimble distributor serving the United Kingdom and Ireland. FastMap and GeoSite’s performance is reported under our Engineering and Construction and Field Solutions business segments, respectively.

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

Seasonality of Business

*   Our individual segment revenue may be affected by seasonal buying patterns. Historically, the second fiscal quarter has been the strongest quarter for the Company driven by the construction buying season.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue, gross margin, and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
(Dollars in thousands)
Total consolidated revenue	$269,713	$328,087	$848,730	$1,061,150
Gross margin	$132,458	$165,623	$419,216	$527,098
Gross margin %	49.1%	50.5%	49.4%	49.7%
Total consolidated operating income	$20,165	$54,056	$73,143	$175,020
Operating income %	7.5%	16.5%	8.6%	16.5%

Revenue

In the three months ended October 2, 2009, total revenue decreased by $58.4 million or 18%, as compared to the same corresponding period in fiscal 2008. Of the decrease, Engineering and Construction revenue decreased $42.5 million, Field Solutions decreased $8.7 million, Mobile Solutions decreased $1.2 million, and Advanced Devices decreased $6.0 million. The revenue decrease was primarily due to recessionary conditions in the U.S. and European markets in Engineering and Construction and lower sales in Field Solutions due to reduced farmer demand for agricultural products, generally due to lower commodity prices.

In the nine months ended October 2, 2009, total revenue decreased by $212.4 million or 20%, as compared to the same corresponding period in fiscal 2008. Engineering and Construction revenue decreased $174.8 million, Field Solutions decreased $7.9 million, Mobile Solutions decreased $10.2 million, and Advanced Devices decreased $19.6 million, compared to the same corresponding period in fiscal 2008.  Revenue reduction within these segments was primarily due to recessionary conditions in the U.S. and European markets in Engineering and Construction.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, and foreign currency translations.

Gross margin decreased by $33.2 million and $107.9 million for the three and nine months ended October 2, 2009, respectively, as compared to the corresponding periods in the prior year, primarily due to the decrease in revenue. Gross margin as a percentage of total revenue for the three months ended October 2, 2009 was 49.1%, as compared to 50.5% for the three months ended September 26, 2008.  Gross margin as a percentage of total revenue for the nine months ended October 2, 2009 was 49.4%, as compared to 49.7% for the nine months ended September 26, 2008.  The gross margin percentage for the three and nine month periods ended October 2, 2009 was relatively consistent and was maintained by a greater percentage of higher margin product sales, in particular, software and subscription services, in spite of the decrease in revenue.

Operating Income

Operating income decreased by $33.9 million and $101.9 million for the three and nine months ended October 2, 2009, respectively, as compared to the corresponding periods in the prior year, primarily due to the revenue decrease.  Operating income as a percentage of total revenue was 7.5% for the three months ended October 2, 2009, as compared to 16.5% for the three months ended September 26, 2008.   Operating income as a percentage of total revenue was 8.6% for the nine months ended October 2, 2009, as compared to 16.5% for the nine months ended September 26, 2008. The decrease in operating income percentage for both the three and nine month periods was primarily due to decreased operating expense leverage, primarily in Engineering and Construction and Field Solutions, due to the revenue decrease.

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

The following table is a summary of revenue and operating income by segment:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
(Dollars in thousands)

Engineering and Construction
Revenue	$149,384	$191,858	$424,275	$599,057
Segment revenue as a percent of total revenue	55%	59%	49%	56%
Operating income	$21,131	$41,560	$42,800	$123,675
Operating income as a percent of segment revenue	14%	22%	10%	21%
Field Solutions
Revenue	$55,654	$64,354	$234,598	$242,461
Segment revenue as a percent of total revenue	21%	20%	28%	23%
Operating income	$16,286	$22,058	$88,637	$91,961
Operating income as a percent of segment revenue	29%	34%	38%	38%
Mobile Solutions
Revenue	$39,572	$40,822	$116,925	$127,118
Revenue as a percent of total revenue	15%	12%	14%	12%
Operating income	$3,367	$3,602	$10,163	$7,997
Operating income as a percent of segment revenue	9%	9%	9%	6%
Advanced Devices
Revenue	$25,103	$31,053	$72,932	$92,514
Segment revenue as a percent of total revenue	9%	9%	9%	9%
Operating income	$4,488	$6,835	$13,633	$18,105
Operating income as a percent of segment revenue	18%	22%	19%	20%

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges, in-process research and development expense, and non-recurring acquisition costs.  A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
(Dollars in thousands)

Consolidated segment operating income	$45,272	$74,055	$155,233	$241,738
Unallocated corporate expense	(10,345)	(8,405)	(33,992)	(30,058)
Amortization of purchased intangible assets	(13,620)	(11,143)	(38,968)	(32,865)
Restructuring charges	(1,142)	(451)	(9,130)	(3,795)
Consolidated operating income	20,165	54,056	73,143	175,020
Non-operating income, net	1,396	1,563	1,795	7,453
Consolidated income before taxes	$21,561	$55,619	$74,938	$182,473

Engineering and Construction

Engineering and Construction revenue decreased by $42.5 million or 22% and $174.8 million or 29% for the three and nine months ended October 2, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.  Segment operating income decreased $20.5 million or 49% and $80.9 million or 65% for the three and nine months ended October 2, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.

The revenue decline for both the three and nine month periods was primarily driven by recessionary conditions in the U.S. and European markets, as well as softness in the rest of the world, with the exception of China. Segment operating income for both the three and nine month periods decreased primarily due to the revenue decrease, partially offset by a reduction in operating expense due to restructuring and overall expense control.

Field Solutions

Field Solutions revenue decreased by $8.7 million or 14% and $7.9 million or 3% for the three and nine months ended October 2, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.  Segment operating income decreased by $5.8 million or 26% and $3.3 million or 4% for the three and nine months ended October 2, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.

The revenue decrease for both the three and nine month periods was primarily due to softening farmer demand for agriculture products, generally due to lower commodity prices.  Segment operating income for both the three and nine month periods decreased primarily due to the lower revenue, partially offset by gross margin improvement.

Mobile Solutions

Mobile Solutions revenue decreased by $1.2 million or 3% and $10.2 million or 8% for the three and nine months ended October 2, 2009, respectively, as compared to the same corresponding period in fiscal 2008.  Segment operating income decreased by $0.2 million or 7% and increased by $2.2 million or 27% for the three and nine months ended October 2, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.

The revenue decline for the three month period was due to lower ready mix product sales due to recessionary conditions in the U.S.  The revenue decline for the nine month period was primarily due to lower product sales as well as the impact in the prior year of the recognition of large non-recurring revenue items. Operating income for the three month period decreased slightly due to the decrease in revenue, partially offset by a reduction in operating expense due to restructuring and overall expense control. Operating income for the nine month period increased primarily due to a reduction in operating expense due to restructuring and overall expense control, partially offset by lower revenue.

Advanced Devices

Advanced Devices revenue decreased by $6.0 million or 19% and $19.6 million or 21% for the three and nine months ended October 2, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.  Segment operating income decreased by $2.3 million or 34% and $4.5 million or 25% for the three and nine months ended October 2, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.

The decrease in revenue for both the three and nine month periods was driven by slower sales in Component Technologies and Applanix. Operating income decreased for both the three and nine month periods primarily due to the decrease in revenue, partially offset by lower spending due to operating expense control.

Research and Development, Sales and Marketing, and General and Administrative Expense

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
(Dollars in thousands)

Research and development	33,250	35,348	100,844	112,097
Percentage of revenue	12%	11%	12%	10%
Sales and marketing	47,022	48,664	141,120	151,727
Percentage of revenue	17%	15%	16%	14%
General and administrative	23,237	22,072	75,901	70,051
Percentage of revenue	9%	6%	9%	7%
Total	103,509	106,084	317,865	333,875
Percentage of revenue	38%	32%	37%	31%

Overall, R&D, S&M, and G&A expense decreased by approximately $2.6 million and $16.0 million for the three and nine months ended October 2, 2009, respectively, as compared to the corresponding periods in fiscal 2008.

Research and development expense decreased by $2.1 million and $11.3 million for the three and nine month periods ended October 2, 2009, respectively, as compared to the same corresponding periods in fiscal 2008, primarily due to foreign currency exchange rates and decreased compensation costs, partially offset by the inclusion of expense from acquisitions not included in the prior year.  All of our R&D costs have been expensed as incurred. Costs of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. Spending overall was at approximately 12% of revenue in the three and nine months ended October 2, 2009, respectively, as compared to 11% and 10% in the corresponding periods in fiscal 2008.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense decreased by $1.6 million and $10.6 million for the three and nine months ended October 2, 2009, respectively, as compared to the same corresponding periods in fiscal 2008.  The decrease was primarily due to foreign currency exchange rates, decreased compensation costs, and travel and trade show expense, partially offset by the inclusion of expense from acquisitions not applicable in the prior year.   Spending overall was at approximately 17% and 16% of revenue in the three and nine months ended October 2, 2009, respectively, as compared to 15% and 14% in the same corresponding periods in fiscal 2008.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $1.2 million for the three months ended October 2, 2009, as compared to the same corresponding period in fiscal 2008, primarily due to the inclusion of expense from acquisitions not applicable in the prior year and deferred compensation plan expense, partially offset by lower bad debt expense.  General and administrative expense increased by $5.9 million for the nine months ended October 2, 2009, as compared to the same corresponding period in fiscal 2008, primarily due to the inclusion of expense from acquisitions not applicable in the prior year, deferred compensation plan expense, settlement costs, and increased bad debt expense, partially offset by foreign currency exchange rates.  Spending overall was at approximately 9% of revenue in the three and nine months ended October 2, 2009, respectively, as compared to 6% and 7% in the same corresponding periods in fiscal 2008.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $13.6 million in the third quarter of fiscal 2009, as compared to $11.1 million in the third quarter of fiscal 2008.  Of the total $13.6 million in the third quarter of fiscal 2009, $7.9 million is presented as a separate line within Operating expense and $5.7 million is included within Cost of sales on our Condensed Consolidated Statements of Income.  The increase was due primarily to business acquisitions and asset purchases not included in the corresponding period of fiscal 2008. *As of October 2, 2009, future amortization of these intangible assets is expected to be $13.6 million during the fourth quarter of fiscal 2009, $53.0 million during 2010, $47.7 million during 2011, $40.0 million during 2012, $35.2 million during 2013, and $27.1 million thereafter.

Restructuring Charges

Restructuring expense for the three and nine months ended October 2, 2009 and September 26, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(Dollars in thousands)	2009	2008	2009	2008

Severance and benefits	$1,142	$451	$9,130	$3,795

During the three and nine months ended October 2, 2009, restructuring expense of $1.1 million and $9.1 million, respectively, was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 300 positions eliminated.  As a result of the decisions made through the third quarter of fiscal 2009, we expect restructuring activities to result in additional restructuring expense totaling approximately $0.3 million through the fourth quarter of fiscal 2009. During the three and nine months ended October 2, 2009, of the total restructuring expense,  $0.9 million and  $5.8 million, respectively, was shown as a separate line within Operating expense, and $0.2 million and  $3.3 million, respectively, was included within Cost of sales on the Company’s Condensed Consolidated Statements of Income.

During the three and nine months ended September 26, 2008, restructuring expense of  $0.5 million and $3.8 million, respectively, was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 90 positions eliminated worldwide.   During the three and nine months ended September 26, 2008, of the total restructuring expense, $0.1 million and  $2.4 million, respectively, was shown as a separate line within Operating expense, and $0.4 million and  $1.4 million, respectively, was included within Cost of sales on the Company’s Condensed Consolidated Statements of Income.

Restructuring liability:
The following table summarizes the restructuring activity for the nine months ended October 2, 2009:

(Dollars in thousands)
Balance as of January 2, 2009	$1,917
Charges	9,130
Payments	(7,513)
Adjustments	289
Balance as of October 2, 2009	$3,823

The $3.8 million restructuring accrual consisted of severance and benefits and was included in Other current liabilities. It is expected to be paid through the first quarter of fiscal 2010.

Non-operating Income, Net

The components of non-operating income, net, were as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
(Dollars in thousands)

Interest income	$124	$404	$546	$1,369
Interest expense	(450)	(214)	(1,408)	(1,389)
Foreign currency transaction gain	792	117	760	2,338
Income (loss) from joint ventures, net	(151)	2,163	369	6,796
Other income (expense), net	1,081	(907)	1,528	(1,661)
Total non-operating income, net	$1,396	$1,563	$1,795	$7,453

Non-operating income, net decreased by $0.2 million and $5.7 million for the three and nine months ended October 2, 2009, respectively, as compared to the same corresponding period in fiscal 2008. The decrease for the three month period was primarily due to lower income from joint ventures, partially offset by an increase in foreign exchange gains and deferred compensation plan gains.   The decrease for the nine month period was primarily due to lower income from joint ventures and decreases in foreign exchange gains, partially offset by deferred compensation plan gains.

Income Tax Provision

Our effective income tax rate for the three and nine months ended October 2, 2009 was 26.5% and 27.0%, respectively, as compared to 29.8% and 30.0% for the three months and nine months ended September 26, 2008.  The 2009 fiscal third quarter effective tax rate is lower than the statutory federal income tax rate of 35% primarily due to true-up adjustments resulting from the filing of our 2008 income tax return and the geographical mix of our pre-tax income. The 2008 fiscal third quarter effective tax rate is lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of our pre-tax income.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of October 2, 2009 and January 2, 2009.

LIQUIDITY AND CAPITAL RESOURCES

	October 2,	January 2,
As of	2009	2009
(Dollars in thousands)

Cash and cash equivalents	$215,099	$142,531
Total debt	151,504	151,588

	October 2,	September 26,
Nine Months Ended	2009	2008
(Dollars in thousands)

Cash provided by operating activities	$139,121	$141,945
Cash used in investing activities	(86,687)	(77,609)
Cash provided by (used in) financing activities	14,809	(97,201)
Effect of exchange rate changes on cash and cash equivalents	5,325	142
Net increase (decrease) in cash and cash equivalents	$72,568	$(32,723)

Cash and Cash Equivalents

As of October 2, 2009, cash and cash equivalents totaled $215.1 million as compared to $142.5 million at January 2, 2009. Debt was $151.5 million as of October 2, 2009, as compared to $151.6 million at January 2, 2009.

* Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital.

* We believe that our cash and cash equivalents, together with our revolving credit facilities, will be sufficient to meet our anticipated operating cash needs and stock purchases under the stock repurchase program for at least the next twelve months.

* We anticipate that planned capital expenditures primarily for computer equipment, software, manufacturing tools and test equipment will constitute a partial use of our cash resources.  Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Operating Activities

Cash provided by operating activities was $139.1 million for the nine months ended October 2, 2009, as compared to $141.9 million for the nine months ended September 26, 2008.  This decrease of $2.8 million was primarily driven by a decrease in net income before non-cash depreciation and amortization and income taxes due, partially offset by a decrease in accounts receivable, inventories and income taxes payable resulting from decreased revenue and income before taxes.

Investing Activities

Cash used in investing activities was $86.7 million for the nine months ended October 2, 2009, as compared to $77.6 million for the nine months ended September 26, 2008.  The increase of $9.1 million was due to increased cash used for business and intangible asset acquisitions.

Financing Activities

Cash provided by financing activities was $14.8 million for the nine months ended October 2, 2009, as compared to cash used of $97.2 million for the nine months ended September 26, 2008. The increase of $112.0 million was primarily due to the stock repurchase and pay down of debt in the first nine months of fiscal 2008.

Accounts Receivable and Inventory Metrics

	October 2,	January 2,
As of	2009	2009

Accounts receivable days sales outstanding	68	69
Inventory turns per year	3.3	4.2

Accounts receivable days sales outstanding were 68 days as of October 2, 2009, as compared to 69 days as January 2, 2009 due to improved collections.  Our accounts receivable days sales outstanding is calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 3.3 as of October 2, 2009, as compared to 4.2 as of January 2, 2009. The decrease in turns is primarily due to slower sales.  Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.

Debt

As of October 2, 2009, our total debt was comprised primarily of our revolving credit line in the amount of $151.0 million, which was drawn down in the third and the fourth quarters of fiscal 2008. As of October 2, 2009 and January 2, 2009, there were also notes payable totaling approximately $504,000 and $588,000, respectively, primarily consisting of government loans to foreign subsidiaries.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent.  On February 16, 2007, we amended our existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, we exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.  Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used to pay off other debts or loans.  The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.00.   The funds available under the 2007 Credit Facility may be used by us for acquisitions, stock repurchases, and general corporate purposes. As of August 20, 2008, we amended the 2007 Credit Facility to allow us to redeem, retire or purchase Trimble common stock without limitation so long as no default or unmatured default then existed, and leverage ratio for the two most recently completed periods was less than 2.00:1.00. In addition, the definition of the fixed charge was amended to exclude the impact of redemptions, retirements, or purchases of Trimble common stock from the fixed charges coverage ratio. For additional discussion of our debt, see Note 8 of Notes to the Condensed Consolidated Financial Statements.

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

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations, and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.  As of October 2, 2009 we were in compliance with all financial debt covenants.

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

Market Interest Rate Risk

There have been no significant changes to our market interest rate risk assessment.  Refer to our 2008 Annual Report on Form 10-K on page 44.

Foreign Currency Exchange Rate Risk

There have been no significant changes to our foreign currency exchange rate risk assessment.  Refer to our 2008 Annual Report on Form 10-K on page 44.

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

ITEM 6.  EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through July 20, 2006. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
10.1*	Consigned Excess Inventory addendum to Master Manufacturing Services Agreement.* (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2009. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2009.(7)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2009. (7)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2009. (7)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.

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
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

DATE: November 6, 2009

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through July 20, 2006. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
10.1*	Consigned Excess Inventory addendum to Master Manufacturing Services Agreement.* (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2009. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2009.(7)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2009. (7)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2009. (7)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.

*           Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.