Form 10-K
period 2010-01-01
TRIMBLE NAVIGATION LTD /CA/
filed 2010-02-26
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2010

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
Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Yes ☐           No ☒

As of July 3, 2009, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2.3 billion based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2010
Common stock, no par value	120,691,284 shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Trimble Navigation Limited's Proxy Statement relating to the annual meeting of stockholders to be held on May 19, 2010 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements regarding future events and the future results of Trimble Navigation Limited (“Trimble” or “the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble.  Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, but are not limited to those discussed in this Report under the section entitled “ Risk Factors” and elsewhere, and in other reports Trimble files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We reserve the right to update these statements for any reason, including the occurrence of material events.  The risks and uncertainties under the caption "Risks and Uncertainties" contained herein, among other things, should be considered in evaluating our prospects and future financial performance. We have attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs containing such material.

TRIMBLE NAVIGATION LIMITED

2009 FORM 10-K ANNUAL REPORT

TRADEMARKS

Trimble, EZ-Guide, EZ-Boom, EZ-Steer, Proliance, UtilityCenter, TrimView, GeoManager, Taskforce, Juno, GeoExplorer, AgGPS, Spectra Precision, Autopilot, Fieldport, Copernicus, TrimTrac, EZ-Steer, PocketCitation, Trimble Outdoors, Force, BlueOx, EZ-Office, VX, Vision, VRS, VRSNow, FastMap, FineLock, R-Track, Agriculture Manager, Thunderbolt, Connected Site, Maxwell, Transcend, AllTrak, Field-IQ, In-Fusion, Real Works, GreenSeeker, WeedSeeker, FarmWorks, SITECH, FmX, and Lassen, among others are trademarks of Trimble Navigation Limited and its subsidiaries.  All other trademarks are the property of their respective owners.

PART I

Item 1.      Business

Trimble Navigation Limited, a California corporation (“Trimble” or “the Company” or “we” or “our” or “us”), provides advanced positioning product solutions, typically to commercial and government users.  The principal application areas include surveying, agriculture, construction, asset management, mapping and mobile resource management. Our products provide benefits that can include lower operational costs, higher productivity, improved quality, and compliance. Product examples include agricultural and construction equipment, guidance systems, surveying instruments, systems that track fleets of vehicles, and data collection systems that enable the management of large amounts of geo-referenced information. In addition, we also manufacture components for in-vehicle navigation and telematics systems, and timing modules used in the synchronization of wireless networks.

Our products often combine knowledge of location or position with a wireless link to provide a solution for a specific application.  Position is provided through a number of technologies including the Global Positioning System, or GPS, other Global Navigation Satellite Systems, or GNSS and their augmentation systems, and systems that use laser or optical technologies to establish position.  Wireless communication techniques include both public networks, such as cellular, and private networks, such as business band radio. Some of our products are augmented by our software; this includes embedded firmware that enables the positioning solution and application software that allows the customer to make use of the positioning information.

We design and market our own products. Our manufacturing strategy includes a combination of in-house assembly and third party subcontractors. Our global operations include major development, manufacturing, or logistics operations in the United States, Sweden, Germany, New Zealand, Canada, the United Kingdom, the Netherlands, China, and India. Products are sold through dealers, representatives, joint ventures, and other channels throughout the world. These channels are supported by our sales offices located in 19 countries.

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

Our GNSS products are based on proprietary receiver technology. Over time, the advances in positioning, wireless communications, and information technologies have enabled us to add more capability to our products and thereby deliver more value to our users. GPS is being modernized and GLONASS modernization is planned.  For example, the developments in wireless technology and deployments of next generation wireless    networks have enabled less expensive wireless communications.  These developments provide the efficient transfer of position data to locations away from the positioning field device, allowing the data to be accessed by more users, thereby increasing productivity.  This allows us to integrate visualization and design software into some of our systems, as well as offer positioning services, all of which make our customers more efficient at what they do.

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

•
Distribution channels to best access our markets – We select distribution channels that best serve the needs of individual markets. These channels can include independent dealers, direct sales, joint ventures, OEM sales, and distribution alliances with key partners. We view international expansion as an important element of our strategy and continue to develop international channels.

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

Our Engineering and Construction product solutions typically integrate a wide range of positioning technologies including GPS/GNSS, laser, optical, 3D scanning, and inertial technologies with application software, wireless communications and services to provide complete solutions.  Our integrated solutions allow customers to collect, manage, and analyze complex information.  An example is the Connected Site solutions for development projects.  The approach consists of mapping and understanding the workflow of a specific industry segment and then ensuring there is software and hardware integration between each segment of the workflow, such as the building of a water supply and treatment plant for a village.  The work requires mapping and evaluation of water resources, engineering and design, construction and life cycle management.  The Connected Site plays an important role at each and every stage.  It ensures fast, accurate exchange of data and information among field and office teams, contractors, and management.  Because of its inherent flexibility and ability to evolve with a project, the Connected Site can deliver significant contributions to the sustainable infrastructure development.

To introduce products in this segment, we have formed a joint venture with Caterpillar, called VirtualSite Solutions (VSS). VSS develops software for fleet management and connected worksite solutions.

We sell and distribute our products in the Engineering and Construction segment primarily through a global network of independent dealers that are supported by Trimble personnel.  This channel is supplemented by relationships that create additional channel breadth including our joint ventures with Caterpillar and Nikon, as well as private branding arrangements with other companies.

We also design and market handheld data collectors and data collection software for field use by surveyors, contractors, and other professionals. These products are sold directly through dealers and other survey manufacturers.

Competitors in this segment are typically companies that provide optical, laser, or GNSS positioning products. Our principal competitors are Topcon Corporation, and Leica Geosystems, Inc.  Price points in this segment range from less than $1,000 for certain laser systems to approximately $100,000 for a high-precision, three-dimensional, machine control system.

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

Trimble R8 GNSS System – Our R8 GNSS System is a multi-channel, multi-frequency, multi-constellation Global Navigation Satellite System (GNSS) receiver, antenna, and data-link radio combined in one compact unit. It features Trimble R-Track™ technology, powered by the most advanced RTK engine in the industry, supporting all GPS signals, including GPS Modernization (L2C signal and L5 signals) as well as GLONASS and the Galileo test signals GIOVE-A and GIOVE-B. This enhanced survey system also features capabilities to customize, remotely configure, and connect to Trimble R8 GNSS base and rover receivers from the office, saving additional trips to the field. Our R8 GNSS combines advanced receiver technology and a proven system design to provide maximum accuracy and productivity for a variety of surveying applications.

Trimble VX Spatial Station – Our VX™ Spatial Station is an advanced spatial imaging system that combines optical, 3D scanning, and imaging capabilities to measure objects in 3D to produce 2D and 3D deliverables for spatial imaging projects.  It enables users to blend extremely accurate ground-based information with airborne data to provide comprehensive datasets for use in the geospatial information industry. With Trimble VISION™ technology, surveyor productivity is enhanced with the ability to remotely see and measure on their data controller via live video feed from the instrument and verify that they have captured all the necessary data before leaving the jobsite. By capturing metric images with the Trimble VX in the field, surveyors can continue taking additional measurements back in the office and further attribute data using the industry standard Trimble RealWorks™ software.

Trimble Access Software – Our Trimble Access Software is a powerful field and office surveying solution that expedites data collection, processing, analysis and project information delivery through streamlined workflows and Internet-enabled collaboration and control amongst project team members. With Trimble Access software, surveyors have access to powerful yet familiar tools for typical work such as topographic surveys, staking, or control as well as various streamlined workflows for specialized applications, such as road surveying, tunneling, monitoring, and mining. These specialized applications are designed to simplify a specific type of project for reduced learning curves and improved efficiencies in the field.  Our Trimble Access Software brings the field and office teams closer together by enabling data sharing and collaboration in a secure environment - surveys can be completed faster with less time spent traveling back and forth to the office.

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

Trimble Layout Solutions – Trimble Layout solutions such as Trimble MEP and LM80 meet the needs of general, concrete, mechanical, electrical, and plumbing contractors.   For example, using the Trimble MEP layout solution, mechanical, electrical and plumbing contractors can increase productivity significantly.  Trimble MEP utilizes the Trimble RTS Series Robotic Total Station, a Trimble Nomad, and our layout solutions provide precise location of pipe, duct, and cable tray hangers.   We recently acquired Quickpen, which adds a line of estimating, CAD, fabrication, and tool & equipment management solutions, such as AutoBid®, DuctDesigner 3D®, PipeDesigner 3D®, and Vulcan is designed to make building contractors more efficient and productive.

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

GeoSpatial Solutions – Our GeoSpatial Solutions family enables mobile mapping companies to capture georeferenced data, extract features and attributes, and analyze conditions and change, thereby generating information to better manage assets and operations.  Aerial LIDAR / Imaging Systems and vehicle-based asset inventory systems, combined with powerful photogrammetry software, generate high accuracy as-built drawings for the transportation, utilities, energy transmission, and distribution industries.

Trimble Construction Manager Software – Trimble Construction Manager software enables the management of construction assets from one centralized software interface.  The software works with one of several hardware locator devices to help track and manage the use of assets on and off site, leading to improved equipment productivity, fuel consumption, and maintenance monitoring.  VirtualSite Solutions, a joint venture between Caterpillar and Trimble, was formed in October 2008 to develop the next generation of software for fleet management and connected worksite solutions to be sold through the SITECH dealer distribution channel.

Field Solutions

Our Field Solutions segment addresses the agriculture and geographic information system (GIS) markets.

Our agriculture products consist of guidance and positioning systems, automated application systems, and information management solutions.  We provide manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivation, and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of chemicals than conventional equipment. We also provide positioning solutions for leveling agricultural fields in irrigation applications and aligning drainage systems to better manage water flow in fields.  In addition, we provide solutions to automate applications of pesticide and seeding.  Our information management products offer solutions for data management, field to office data transfer, and record keeping.

We use multiple distribution channels to access the agricultural market, including independent dealers and partners such as CNH Global. Competitors in this market are either vertically integrated implement companies such as John Deere, or agricultural instrumentation suppliers such as Raven, Hemisphere GPS, and Novariant.

Our GIS product line is centered on handheld data collectors that gather information in the field to be incorporated into GIS databases. Our handheld unit enables this data to be collected and automatically stored while confirming the location of the asset. By utilizing a combination of wireless technologies this information can be communicated from the field worker to the back-office GIS and also gives the field worker the ability to download information from the database. This capability provides significant advantages to users including improved productivity, accuracy, and access to information in the field.

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

Representative products sold in this segment include:

AgGPS EZ-Guide 500 – Our AgGPS@ EZ-Guide@ 500 is a lightbar guidance system with a color LCD display, data logging functions, and multiple accuracy options. Lightbar systems provide GPS-based guidance for vehicle operators to steer tractors, sprayers, fertilizer applicators, air seeders, and large tillage tools that require consistent pass-to-pass accuracy to help save fuel, increase efficiency, and reduce input costs for agricultural operations.

AgGPS EZ-Boom 2010 – Our AgGPS EZ-Boom® 2010 automated application control system helps growers cut input costs and reduce operator fatigue by providing precise automatic control of field spraying applications.  It works with our AgGPS EZ-Guide 500 lightbar guidance system, AgGPS FmX®™ integrated display, AgGPS EZ-Steer® assisted steering system, or the AgGPS Autopilot™ automated steering system.

AgGPS Autopilot System – Our GPS-enabled, agricultural navigation system connects to a tractor’s steering system and automatically steers the tractor along a precise path to within three centimeters or less.  This enables both higher machine productivity and more precise application of seed and chemicals, thereby reducing costs to the farmer.

AgGPS EZ-Steer System – Our value-added assisted steering system, when combined with any of our guidance display systems, automatically steers agricultural vehicles along a path within 20 centimeters or less.  This system installs in less than thirty minutes and is designed to reduce gaps and overlaps in spraying, fertilizing, and other field applications, as well as reduce operator fatigue.

Trimble Connected Farm – Our end-to-end solution combines in-cab precision control, field record-keeping, and seamless field to office information management.

GreenSeeker and WeedSeeker Sensors – Our crop sensing technology reduces farmers’ costs and environmental impact by controlling the application of nitrogen, herbicide, and other crop inputs for optimum plant growth.

Juno Series – Our Juno family includes compact and cost-effective GPS handhelds designed to equip an entire workforce for data collection and fieldwork. The handhelds have a high-sensitivity GPS receiver, Bluetooth and Wireless LAN technology, a built-in 3 Megapixel digital camera, a MicroSD/SDHC storage slot, and an optional 3.5G broadband cellular modem for wireless data communications.

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

Mobile Solutions

Our Mobile Solutions segment provides both hardware and software applications for managing mobile work, mobile workers, and mobile assets. The software is provided in both a client server model or web-based.  Our software is provided through our hosted platform for a monthly subscription service fee or as a perpetual license with annual maintenance and support fees.

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

One element of our market strategy targets opportunities in specific vertical markets where we believe we can provide a unique value to the end-user by tailoring our solutions for a particular industry.  Sample markets include telecommunications, utilities field service, construction supply, direct store delivery, forestry, and public safety.  For example, our construction supply ready mix concrete solution combines a suite of sensors with our in-vehicle wireless platform providing fleets with updated vehicle status that requires no driver interaction – referred to as “auto-status.”

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

Our enterprise strategy focuses on sales to large enterprise accounts with more than 1,000 vehicles or routes. Here, in addition to a Trimble-hosted solution, we can also integrate our service directly into the customer’s IT infrastructure, giving them improved control of their information. In this market, we sell directly to end-users. Sales cycles tend to be long due to field trials followed by an extensive decision-making process.

Approximate prices for hardware fall in the range of $400 to $3,000, while the monthly subscription service fees range from approximately $25 to approximately $55 per month per unit, depending on the customer service level.

Representative products sold in this segment include:

Fleet Productivity – Our fleet productivity solution offerings are comprised of the GeoManager and TrimView™ mobile platforms. The GeoManager system provides different levels of service that run from snapshots of fleet activity to real-time fleet dispatch capability via access to the web-based platform through a secure internet connection. The GeoManager system includes truck communication service and computer backbone support of the service. TrimView is sold to fleets where system integration into back office applications is required for more robust information flow.

Consumer Packaged Goods (CPG) – This software solution operates in the Microsoft CE/Pocket or WinMobile PC environment and addresses the pre-sales, delivery, route sales, and full service vending functions performed by mobile workers.  Customers within the CPG market purchase a combination of both license software and handheld PCs.  The software handles all communications from/to the mobile computer as well as from/to the host and any other ERP or decision support systems.

Field Service – Our handset-based mobile solution enables technicians to maintain and repair residential and commercial appliances, office equipment, medical equipment, refrigeration equipment, fountain, and manufacturing equipment, and manage a variety of service functions including wireless dispatching of service calls, real-time messaging, spare parts management, and work order and workflow management.  Trimble Field Service customers have benefited from increased service calls per day, an increase in first call resolution, and reduction in administrative workload to name a few results.

Public Safety – We provide a suite of solutions for the public safety sector including our PocketCitation™ system which is an electronic ticketing system that enables law enforcement officers to issue traffic citations utilizing a mobile handheld device. This system scans the traffic offender’s driver’s license and automatically populates the appropriate information into the citation. We provide a variation of this solution which enables law enforcement officers to complete electronic traffic citations within 30 seconds. Within this sector, we also provide desktop software which enables accident investigators and other public safety professionals to reconstruct and simulate vehicle accidents.

Taskforce – The Taskforce software solution provides scheduling and dispatch solutions for field service technicians by synchronizing the right human and physical resources required to optimize a field service resource network.  The system manages significant numbers of dynamic scheduling resources in an unpredictable field service environment to increase productivity, field force utilization, and control-to-field employee ratios.

Blue Ox – Forestry Fleet Management – The Blue Ox system optimizes the efficiency with which wood is transported from the forest to the mills.  It utilizes real time information that is input into a Trimble rugged handheld PC in the woods to communicate with Trimble tablet PCs in each truck to identify available loads of wood.  From this information, the system then selects the most optimal delivery pattern, and routes the trucks appropriately.  In sum, a landowner is able to move more wood with fewer trucks, all the while providing valuable operating information through a full suite of reports.  This solution creates an immediate savings for the landowner.

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

Within Component Technologies, we supply GPS modules, licensing and complementary technologies, and GPS-integrated sub-system solutions for applications requiring precise position, time or frequency.  Component Technologies serves a broad range of vertical markets including telecommunications, automotive electronics, and commercial electronics.  Sales are made directly to OEMs, system integrators, value-added resellers, and service providers who incorporate our components into a complete system-level solution.

Component Technologies has developed GPS technologies which it makes available for license. These technologies can run on certain digital signal processors (DSP) or microprocessors, removing the need for dedicated GPS baseband signal processor chips.  We have a cooperative licensing deal with Nokia for our Global Navigation Satellite System (GNSS) patents related to designated wireless products and services involving location technologies, such as GPS, assisted GPS, or Galileo. We also have a licensing agreement with Marvell Semiconductors for our full GPS Digital Signal Processor software as well as tools for development support and testing.

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

Our Trimble Outdoors business utilizes GPS-enabled cell phones to provide information for outdoor recreational activities. Some of the recreational activities include hiking, biking, backpacking, boating, and water sports. Consumers purchase the Trimble Outdoors product through our wireless operator partners which include Sprint-Nextel, SouthernLINC Wireless, and Boost Mobile.

Our Applanix business is a leading provider of advanced products and enabling solutions that maximize productivity through mobile mapping and positioning to professional markets worldwide. Applanix develops, manufactures, sells, and supports high-value, precision products that combine GPS with inertial sensors for accurate measurement of position and attitude, flight management systems, and scalable mobile mapping solutions used in airborne, land, and marine applications. Sales are made by our direct sales force to end users, systems integrators, and OEMs, and through regional agents. Competitors include Leica, IGI, and Novatel.

Representative products sold in this segment include:

GPS Receiver Modules – The Lassen®, Copernicus® , CondorTM, and PandaTM families of GPS modules are full-function GPS modules in a variety of form factors, some smaller than your fingertip.

TM3000 Asset Tracking Device – Our TM3000 product is a flexible, open platform that enables a broad range of applications such as: fleet management, mobile asset tracking and recovery, and driver monitoring and assistance.  This device integrates wireless communications, a positioning function, and an application engine in a package designed to improve the profits for service-focused businesses.

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

Applanix DSS Digital Sensor System – Our digital airborne imaging solution produces high-resolution orthophoto map products.  Certified by the USGS, the system consists of a mapping grade digital camera that is tightly integrated with a GNSS/Inertial system, flight management system (FMS), and processing software for automatic geo-referencing of each pixel. Our DSS can be used stand-alone or integrated with other airborne mapping sensors. Our DSS has been used by organizations worldwide in a variety of market segments that include ortho mapping, utility and transportation corridor mapping, and rapid response applications.

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

Acquisitions and Joint Ventures

Our growth strategy is centered on developing and marketing innovative and complete value-added solutions to our existing customers, while also marketing them to new customers and geographic regions. In some cases, this has led to partnering with or acquiring companies that bring technologies, products or distribution capabilities that will allow us to establish a market beachhead, penetrate a market more effectively, or develop solutions more quickly than if we had done so solely through internal development. Since 1999, this has led us to form five joint ventures and acquire forty three companies through the end of fiscal 2009.  Most of these acquisitions have been small, both in dollar terms and in number of people added to the Trimble employee base.  The following companies and joint ventures were acquired or formed during fiscal 2009 and are combined in the results of operations since the date of acquisition or formation:

Beijing Kegong Trimble Navigation Technology

On October 15, 2009, Beijing Kegong Trimble Navigation Technology, a joint venture formed by the China Aerospace Science & Industry Academy of Information Technology (CASIC-IT) and us, began operations. We and CASIC-IT both maintain a 50% ownership. Beijing Kegong Trimble Navigation Technology combines the commercial expertise, knowledge and technologies of both CASIC-IT and Trimble. The joint venture will develop, manufacture, and distribute Global Navigation Satellite System (GNSS) receivers and systems based on the Chinese Compass satellite system.

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

NTech

On June 4, 2009, we acquired privately-held NTech Industries, based in Ukiah, Calif. NTech is a leading provider of crop-sensing technology that allows farmers to reduce costs and environmental impact by controlling the application of nitrogen, herbicide, and other crop inputs.  NTech’s performance is reported under our Field Solutions business segment.

QuickPen

On March 12, 2009, we acquired privately-held QuickPen International based in Englewood, Colorado. QuickPen is a leading provider of Building Information Modeling (BIM) software for the heating, ventilation and air conditioning (HVAC), mechanical construction, and plumbing industries. QuickPen’s performance is reported under our Engineering and Construction business segment.

Patents, Licenses and Intellectual Property

We hold approximately 750 U.S. issued and enforceable patents and approximately 140 non-U.S. patents, the majority of which cover GPS technology and other applications such as optical and laser technology.

We prefer to own the intellectual property used in our products, either directly or through subsidiaries. From time to time we license technology from third parties.

There are approximately 379 trademarks registered to Trimble and its subsidiaries including "Trimble," the globe triangle design, SITECH, and Spectra Precision, among others that are registered in the United States and other countries. Additional trademarks are pending registration.

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

During fiscal 2009, sales to customers in the United States represented 50%, Europe represented 23%, Asia Pacific represented 17%, and other regions represented 10% of our total revenue. During fiscal 2008, sales to customers in the United States represented 49%, Europe represented 25%, Asia Pacific represented 14%, and other regions represented 12% of our total revenue. During fiscal 2007, sales to customers in the United States represented 50%, Europe represented 27%, Asia Pacific represented 12%, and other regions represented 11% of our total revenue.

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

Seasonality of Business

* Our individual segment revenue may be affected by seasonal buying patterns. Typically, the second fiscal quarter has been the strongest quarter for the Company driven by the construction buying season. However during the recent past, this pattern has been disrupted by the global economic crisis.

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

Manufacturing

Manufacturing of many of our GNSS products is subcontracted to Flextronics International Limited in Mexico. We utilize Flextronics for most of Survey, Field Solutions, and Mobile Solutions products. We also utilize Benchmark Electronics Inc. in China and Mexico for our Component Technologies products and many of our Construction products. Flextronics is responsible for substantially all material procurement, assembly, and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice.

We manufacture GPS, laser, and optics-based products at our plants in Dayton, Ohio; Danderyd, Sweden; and Shanghai, China. Some of these products or portions of these products are also subcontracted to third parties for assembly.

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

Our research and development expenditures, net of reimbursed amounts were $136.6 million for fiscal 2009, $148.3 million for fiscal 2008, and 131.5 million for fiscal 2007.

* We expect to continue investing in research and development with the goal of maintaining or improving our competitive position, as well as the goal of entering new markets.

Employees

As of January 1, 2010, we employed 3,794 employees, including 20% in manufacturing, 28% in engineering, 39% in sales and marketing, and 13% in general and administrative positions. Approximately 44% of employees are in locations outside the United States.

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

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:

Trimble Navigation Limited

935 Stewart Drive, Sunnyvale, CA 94085

Attention: Investor Relations   Telephone: 408-481-8000

Executive Officers

The names, ages, and positions of the Company's executive officers as of February 21, 2010 are as follows:

Name	Age	Position
Steven W. Berglund	58	President and Chief Executive Officer
Rajat Bahri	45	Chief Financial Officer
Rick Beyer	52	Vice President
Bryn A. Fosburgh	47	Vice President
Christopher W. Gibson	49	Vice President
Mark A. Harrington	54	Vice President
Jürgen Kliem	52	Vice President
James A. Kirkland	50	Vice President and General Counsel
Julie Shepard	52	Vice President, Finance
Dennis L. Workman	65	Vice President and Chief Technical Officer

Steven W. Berglund – Steven Berglund has served as president and chief executive officer of Trimble since March 1999.  Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, a group within Spectra Physics AB.  Mr. Berglund’s business experience includes a variety of senior leadership positions with Spectra Physics, manufacturing and planning roles at Varian Associates, and began his career as a process engineer at Eastman Kodak. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering.  Mr. Berglund received his M.B.A. from the University of Rochester.  In December 2007, Mr. Berglund was elected to the board of directors of Verigy Ltd. a semiconductor test equipment manufacturer.

Rajat Bahri – Rajat Bahri joined Trimble as chief financial officer in January 2005.  Prior to joining Trimble, Mr. Bahri’s business experience includes 15 years within the financial organization of Kraft Foods, Inc. and General Foods Corporation, including service as the chief financial officer for Kraft Canada, Inc., chief financial officer of Kraft Pizza Company, and operations controller for Kraft Jacobs Suchard Europe.  Mr. Bahri received a Bachelor of Commerce from the University of Delhi in 1985 and an M.B.A. from Duke University in 1987.  In 2005, he was elected to the board of STEC, Inc., a memory storage manufacturer.

Richard A. Beyer – Rick Beyer joined Trimble in March 2004 as president of Trimble Mobile Solutions and in May 2006, Beyer was appointed a vice president of Trimble. In 2007, Mr. Beyer was appointed vice president of the Mobile Resources Sector, with responsibility for Trimble’s Mobile Solutions Business Divisions. Prior to joining Trimble, Mr. Beyer held senior executive positions within the wireless mobile solutions industry since 1987. Part of the original senior executive team that launched Qualcomm's OmniTRAC's mobile satellite communication solution, Mr. Beyer also held the positions of general manager at Rockwell Collins, on-board computing division, executive vice president of Norcom Networks president of Husky Technologies, now part of Itronix, and CEO of TracerNet, which was acquired by Trimble.  He holds a B.A. from Olivet College.

Bryn A. Fosburgh – Bryn Fosburgh joined Trimble in 1994 as a technical service manager for surveying, mining, and construction. In 2009, Mr. Fosburgh was appointed as vice president for Trimble’s Construction Division, and he also has responsibility for a number of corporate functions and geographical regions.  From 2007 to 2009, Mr. Fosburgh was vice president for Trimble’s Construction and Agriculture Divisions, which included responsibility for a number of corporate functions and geographical regions.  Mr. Fosburgh served as vice president and general manager of Trimble’s Engineering and Construction Division from 2005 to 2007.  Mr. Fosburgh has held numerous other roles with Trimble, including vice president and general manager of the Geomatics and Engineering Division, division vice president of Survey and Infrastructure, and director of development for Land Survey. Prior to Trimble, Mr. Fosburgh was a civil engineer and also held various engineering, research and operational positions for the U.S. Army Corps of Engineers and Defense Mapping Agency.  Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. in civil engineering from Purdue University in 1989.

Christopher W. Gibson – Christopher W. Gibson joined Trimble in 1998 as European finance and operations director.  In 2009, he was appointed to serve as vice president responsible for Trimble’s Survey Division. Mr. Gibson has served in a variety of leadership roles, including European managing director, division vice president for worldwide sales, general manager of the Global Services Business, and most recently, as general manager for the Survey Division.  Prior to Trimble, Mr. Gibson’s business experience includes a number of financial management roles with Tandem Computers, and financial analyst roles with Unilever subsidiaries.  Mr. Gibson received a BA in Business Studies in 1985 from Thames Polytechnic, now the University of Greenwich, and was admitted as a Fellow to the Chartered Institute of Management Accountants in 1994.

Mark A. Harrington – Mark Harrington joined Trimble in January 2004 as a vice president, primarily responsible for strategy and business development.  In 2009, Mr. Harrington was appointed vice president for Trimble’s Agriculture and Mapping and Geographical Information System Divisions, and also has responsibility for a number of corporate functions and geographical regions. From 2007 to 2009, Mr. Harrington’s was vice president for Trimble’s Survey and Mapping and Geographical Information System, as well as the responsibility for a number of corporate functions and geographical regions.   Prior to joining Trimble, Mr. Harrington held several executive finance positions,  including vice president of finance at Finisar Corporation, chief financial officer for Cielo Communications, Inc.,  and Vixel Corporation, vice president of finance for Spectra-Physics Lasers, Inc. and vice president of finance for Spectra-Physics Analytical, Inc. Mr. Harrington began his career at Varian Associates, Inc. Mr. Harrington received his B.S. in Business Administration from the University of Nebraska-Lincoln.

Jürgen Kliem – Jürgen Kliem was appointed vice president of strategy and business development in October 2008. From 2002 to 2008, Mr. Kliem served as general manager of Trimble’s Survey Division, and prior to that, Mr. Kliem was responsible for Trimble’s Engineering and Construction Division in Europe. Mr. Kliem held various leadership roles Spectra Precision, which was acquired by Trimble, and at Geotronics, a company acquired by Spectra Precision. Before joining Geotronics, Mr. Kliem worked in a privately-held surveying firm addressing cadastral, construction, plant and engineering projects.  Mr. Kliem received a Diplom Ingenieur degree from the University of Essen, Germany in 1982.

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

Julie Shepard – Julie Shepard joined Trimble in December of 2006 as vice president of finance, and was appointed principal accounting officer in May 2007.  Prior to joining Trimble, Ms. Shepard served as vice president of finance and corporate controller at Quantum Corporation, from 2005 to 2006, and prior to that, from 2004 to 2005, as an independent consultant to Quantum Corporation.  Ms. Shepard brings with her over 20 years of experience in a broad range of finance roles, including vice president of finance at Nishan Systems. Ms. Shepard began her career at Price Waterhouse and is a Certified Public Accountant. She received a B.S in Accounting from California State University.

Dennis L. Workman – Dennis Workman has served as vice president of Trimble since 1999. Mr. Workman was appoint as Trimble’s chief technical officer in March 2006, and also has responsibility for the Advanced Devices division. Since joining Trimble in 1995, Mr. Workman has held a variety of management roles, including senior director and chief technical officer of the Mobile and Timing Technologies business group, general manager of Trimble's Automotive and Timing group, director of engineering for Software & Component Technologies, and director of the Timing vertical market.  Prior to Trimble, Mr. Workman held various senior-level technical positions at Datum Inc., including chief technical officer. Mr. Workman received a B.S. in mathematics and physics from St. Mary’s College in 1967.

Item 1A. Risk Factors.

RISKS AND UNCERTAINTIES

You should carefully consider the following risk factors, in addition to the other information contained in this Form 10-K and in any other documents to which we refer you in this Form 10-K, before purchasing our securities. The risks and uncertainties described below are not the only ones we face.

Current Economic Conditions May Have an Impact on Our Business and Financial Condition in Ways that We Currently Cannot Predict.

The Company’s operations and performance depend on worldwide economic conditions and their impact on levels of business spending, which have deteriorated significantly in many countries and regions and may remain depressed for the foreseeable future. Uncertainties in the financial and credit markets have caused our customers to postpone purchases, and continued uncertainties may reduce future sales of our products and services.  Continued adverse economic conditions are likely to depress tax revenue of federal, state and local government entities, which are significant purchasers of the Company’s products. Protectionist trade measures that may be adopted in response to the economic downturn could reduce demand for our products and services overseas. With the exception primarily of our Mobile Solutions and Advanced Devices segments, our products are generally sold through a dealer channel, and our dealers depend on the availability of credit to finance purchases of our products for their inventory.

Customer collections are our primary source of cash.  While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions deteriorate, we may experience increased collection times or greater write-offs, which could have a material adverse effect on our cash flow.  In addition, the Company's results may be adversely affected if the Company is unable to market, manufacture, and ship new products. Any write-off of goodwill could also negatively impact our financial results.  Finally, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

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

We Are Dependent on a Specific Manufacturer and Assembler for Many of Our Products and on Specific Suppliers of Critical Parts for Our Products

We are substantially dependent upon Flextronics International Limited as our preferred manufacturing partner for many of our GPS products. Under the agreement, we provide to Flextronics a twelve-month product forecast and place purchase orders with Flextronics at least thirty calendar days in advance of the scheduled delivery of products to our customers, depending on production lead time. Although purchase orders placed with Flextronics are cancelable, the terms of the agreement would require us to purchase from Flextronics all inventory not returnable or usable by other Flextronics customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Flextronics to meet customers’ delivery requirements or we may accumulate excess inventories, if such inventories are not usable by other Flextronics customers. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice.

In addition, we rely on specific suppliers for a number of our critical components. We have experienced shortages of components in the past. Our current reliance on specific or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, reduced control over pricing, and economic conditions which may adversely impact the viability of our suppliers. This situation may be exacerbated during any period of economic recovery. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand as well as our operating results.

Our Annual and Quarterly Performance May Fluctuate Which Could Negatively Impact Our Operations and Our Stock Price

Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

·	changes in market demand,
·	competitive market conditions,
·	fluctuations in foreign currency exchange rates,
·	the cost and availability of components,
·	the mix of our customer base and sales channels,
·	the mix of products sold,
·	pricing of products,
·	our ability to expand our sales and marketing organization effectively,
·	our ability to attract and retain key technical and managerial employees, and
·	general global economic conditions.

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

We Are Dependent on New Products and if We are Unable to Successfully Introduce Them Into The Market, Our Customer Base May Decline or Fail to Grow as Anticipated

Our future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products, and achieve market acceptance of such products. We may incur problems in the future in innovating and introducing new products. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. If we are unable to introduce new products, if other companies develop similar technology products, or if we do not develop compelling new products, our number of customers may not grow as anticipated, or may decline, which could harm our operating results.

The Actions that We Have Taken in Response to The Global Economic Slowdown and Our Related Business Slowdown May Not Be as Effective as Anticipated.

We have taken actions to reduce our cost structure to more closely align our costs with our revenue levels.  In taking these actions, we are attempting to balance the cost reductions from such initiatives against the risk of impairing our ability to operate our business and capitalize on any recovery.  If we do not achieve the proper balance of these costs reduction initiatives, we may impair critical elements our operations, the loss of which could negatively impact our ability to remain competitive in the market place or to benefit from an economic recovery.  We cannot assure our cost cutting efforts will achieve appropriate levels of expenses and we may take additional actions in the future.

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

·	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration,
·	loss of key employees of acquired operations,

·	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies,
·	the potential disruption of our ongoing business,
·	unanticipated expense related to acquisitions; including significant transactions costs which under the new accounting rules, are required to be expensed rather than capitalized,
·
the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset,

·	the impairment of relationships with employees and customers of either an acquired company or our own business, and
·	the potential unknown liabilities associated with acquired business.

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

We must develop our products quickly to keep pace with the rapidly changing market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released. In general, our products may not be free from errors or defects after commercial shipments have begun, which could result in damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, warranty claims, and litigation.

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

Any ITU or local reallocation of radio frequency bands, including frequency band segmentation or sharing of spectrum, may materially and adversely affect the utility and reliability of our products. Many of our products use other radio frequency bands, together with the GNSS signal, to provide enhanced GNSS capabilities, such as real-time kinematics precision. The continuing availability of these non-GNSS radio frequencies is essential to provide enhanced GNSS products to our precision survey, agriculture, and construction machine controls markets. In addition, emissions from other services and equipment operating in adjacent frequency bands or in-band may impair the utility and reliability of our products.  Any regulatory changes in spectrum allocation or in allowable operating conditions could have a material adverse effect on our business, results of operations, and financial condition.

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

Many of Our Products Rely on GNSS technology, the GPS, and other Satellite Systems, Which May Become Inoperable and Result in Lost Revenue

GNSS technology, GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage.  Many of the GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 30 satellites in place, some have already been in operation for more than 12 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites may impair the current utility of the GPS system and the growth of current and additional market opportunities.  GPS satellites and ground control segments are being modernized.   GPS modernization software updates can cause problems.  We depend on public access to open technical specifications in advance of GPS updates.

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

Our Debt Could Adversely Affect Our Cash Flow and Prevent Us from Fulfilling Our Financial Obligations

We have an existing unsecured revolving credit agreement, under which we have an ability to borrow an aggregate amount of up to $300 million.  As of January 1, 2010, $151.0 million was outstanding under this line of credit. Debt incurred under this agreement could have important consequences, such as:

·
requiring us to dedicate a portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, and other cash requirements,

·	increasing our vulnerability to adverse economic and industry conditions,
·	limiting our flexibility in planning for, or reacting to, changes and opportunities in, our industry, which may place us at a competitive disadvantage, and

·	limiting our ability to incur additional debt on acceptable terms, if at all.

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

We Face Competition in Our Markets Which Could Decrease Our Revenue and Growth Rates or Impair Our Operating Results and Financial Condition

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GPS, optical and laser suppliers and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants, particularly from emerging markets such as China and India. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could decrease our revenue and growth rates or impair our operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales, and other resources than we do.

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

The Volatility of Our Stock Price Could Adversely Affect An Investment in Our Common Stock

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2009, our stock price ranged from $12.09 to $25.85.  We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

·	announcements and rumors of developments related to our business or the industry in which we compete,
·	quarterly fluctuations in our actual or anticipated operating results and order levels,
·	general conditions in the worldwide economy,
·	acquisition announcements,
·	new products or product enhancements by us or our competitors,
·	developments in patents or other intellectual property rights and litigation,
·	developments in our relationships with our customers and suppliers, and
·	any significant acts of terrorism.

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

Changes in Our Effective Tax Rate May Reduce Our Net Income in Future Periods

A number of factors may increase our future effective tax rates, including:

·	the jurisdictions in which profits are determined to be earned and taxed,
·	the resolution of issues arising from tax audits with various tax authorities,
·	changes in the valuation of our deferred tax assets and liabilities,
·	increases in expense not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions,
·	changes in available tax credits,
·	changes in share-based compensation,
·	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles,
·	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes, and
·	challenges to the transfer pricing policies related to our global supply chain management structure.

We are currently in various stages of multiple year examinations by federal, state, and foreign taxing authorities, including an audit of our 2005 through 2008 tax years by the U.S. Internal Revenue Service (IRS).  Among other things, the IRS is examining our intercompany transfer pricing.  Our effective tax rate is based on the  geographic mix of earnings, statutory rates, intercompany transfer pricing, and enacted tax rules.  If the IRS or the taxing authorities of any other jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings would be adversely affected.  In addition, proposals for changes in U.S. tax laws that may be considered or adopted in the future could subject the Company to higher taxes or result in changes to tax law provisions that currently provide favorable tax treatment.

Item 1B.   Unresolved Staff Comments.

None

Item 2.      Properties.

The following table sets forth the significant real property that we own or lease as of February 21, 2010:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Sunnyvale, California	All	160,000	Leased, expiring in 2012 3 buildings
Huber Heights (Dayton), Ohio	Engineering & Construction Field Solutions Mobile Solutions	150,000 57,200 64,000	Owned, no encumbrances Leased, expiring in 2011 Leased, expiring in 2012
Westminster, Colorado	Engineering & Construction Field Solutions	86,000	Leased, expiring in 2013
Corvallis, Oregon	Engineering & Construction	20,000 38,000	Owned, no encumbrances Leased, month to month
Richmond Hill, Canada	Advanced Devices	50,200	Leased, expiring in 2010
Danderyd, Sweden	Engineering & Construction	93,900	Leased, expiring in 2010
Christchurch, New Zealand	Engineering & Construction Mobile Solutions Field Solutions	65,000	Leased, expiring in 2010 2 buildings
Fremont, California	Mobile Solutions	102,544	Leased, expiring in 2010 2 buildings
Chennai, India	Engineering & Construction Mobile Solutions	37,910	Leased, expiring in 2012

In addition, we lease a number of smaller offices around the world primarily for sales and manufacturing functions. *All the locations with leases expiring in 2010, are either being relocated or the lease is being renegotiated without a substantial increase in cost. For financial information regarding obligations under leases, see Note 10 of the Notes to the Consolidated Financial Statements.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ under the symbol "TRMB."  The table below sets forth, during the periods indicated, the high and low per share sale prices for our common stock as reported on the NASDAQ.

	2009		2008
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
First quarter	$22.92	$12.09	$30.97	$21.47
Second quarter	22.79	15.30	41.42	26.09
Third quarter	25.71	17.97	36.34	27.66
Fourth quarter	25.85	20.97	28.04	14.43

Stock Repurchase Program

In January 2008, our board of directors authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing us to repurchase up to $250 million of Trimble’s common stock under this program. We repurchased approximately 4,243,000 shares of common stock in open market purchases at an average price of $29.67 per share, for a total of $125.9 million in 2008.  No shares of common stock were repurchased in 2009.  The purchase price was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings.  Common stock repurchases under the program were recorded based upon the trade date for accounting purposes.  All common shares repurchased under this program have been retired. As of January 1, 2010, the 2008 Stock Repurchase Program had remaining authorized funds of $124.1 million.  The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions.  The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

As of February 24, 2010, there were approximately 944 holders of record of our common stock.

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

	January 1,	January 2,	December 28,	December 29,	December 30,
As of And For the Fiscal Years Ended	2010	2009	2007	2006	2005
(Dollar in thousands, except per share data)

Revenue	$1,126,259	$1,329,234	$1,222,270	$940,150	$774,913
Gross margin	$549,868	$649,136	$612,905	$461,081	$389,805
Gross margin percentage	48.8%	48.8%	50.1%	49.0%	50.3%
Net income attributable to Trimble Navigation Ltd.	$63,446	$141,472	$117,374	$103,658	$84,855
Net income	$63,963	$140,973	$117,374	$103,658	$84,855
Per common share (1):
Net income (1)
- Basic	$0.53	$1.17	$0.98	$0.94	$0.80
- Diluted	$0.52	$1.14	$0.94	$0.89	$0.75
Shares used in calculating basic earnings per share (1)	119,814	120,714	119,280	110,044	106,432
Shares used in calculating diluted earnings per share (1)	122,208	124,235	124,410	116,072	113,638
Cash dividends per share	$-	$-	$-	$-	$-

Total assets	$1,753,277	$1,635,016	$1,539,359	$983,477	$749,265
Non-current portion of long term debt and other non-current liabilities	$211,021	$213,017	$116,692	$28,000	$19,474

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

Reinforcing our position in existing markets

We believe these markets provide us with additional, substantial potential for substituting our technology for traditional methods. We are continuing to develop new products and to strengthen our distribution channels in order to expand our market.  In our Engineering and Construction segment, we introduced a new portfolio of Robotic Total Stations (RTS555, RTS655, and RTS633) for construction layout applications, the AllTrak™ Asset Management system which is designed to help contractors manage their construction equipment and tools, as well as the new Nomad 800X series of rugged handheld computers that offer cellular data transmission, digital photography, and bar-code scanning.

In our Field Solutions segment, we introduced a Variable Rate Application Option for our EZ Guidance 500 Systems, new AgGPS Autopilot platform kits for tractors, combines, and sprayers, as well as the new Ag 162/262 Receivers that feature the Trimble proprietary Transcend Positioning Technology.  We also introduced the Field-IQ crop input control system that combines input control capabilities into one comprehensive modular system, reducing the need for complex calibrations.

In our Mobile Solutions segment, we introduced Trimble® Performance Manager, a unique alerting and business intelligence application that allows cost reductions through fewer miles driven and better utilization of fleet vehicles, and decreases an organization's carbon footprint. We also announced that Windstream Corporation, DirectSat USA, Linfox Logistics and British Gas have selected Trimble’s GeoManager for their MRM requirements.

In our Advanced Devices segment, we introduced the new solutions that enable continuous mobile positioning and high-accuracy orientation in poor signal environments.  We also released new versions of our AllSport GPS and Trimble Outdoors applications for the Android phone.  All of these products strengthened our competitive position and created new value for the user.

Extending our position in new and existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to new and existing users.  In our Engineering and Construction segment, we introduced the PCS900 Paving Control system, an automatic 3D screed control system which improves paving productivity and rideability by directly referencing the road design and minimizing asphalt usage.  In our Field Solutions segment, the acquisition of NTech Industries extends our Precision Agriculture Solutions business with the addition of the GreenSeeker nitrogen application and WeedSeeker controlled herbicide application systems, while the acquisition of CTN Data provided the FarmWorks software solutions for information and farm operations management.  During the year, we also released the Ag GPS EZ Office 2010 software suite designed to help farmers easily map and manage field data. In our Mobile Solutions segment, we announced the acquisition of Accutest Engineering Solutions Ltd that expanded our vehicle diagnostic capabilities.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our efforts are focused in Africa, China, India, the Middle-East and Russia.  During the year, we conducted a highly successful User Conference in China that had more than 1,600 registered attendees.  We formed a 50/50 joint venture, Beijing Kegong Trible Navigation Technology, with China Aerospace Science & Industry Academy of Information Technology (CASIC-IT) to develop, manufacture, and distribute Global Navigation Satellite System (GNSS) receivers and systems based on the Chinese Compass satellite system. We also signed a definitive agreement to form a 50/50 joint venture with China Railway Eryuan Engineering Group Co. Ltd. (CREEC) to develop and provide digital railway solutions that address the design, construction, and maintenance for the China railway industry.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. We consider the accounting polices described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

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

Revenue to distributors and resellers is recognized upon shipment, assuming all other criteria for revenue recognition have been met. Distributors and resellers do not typically have a right of return.

Revenue from purchased extended warranty and support agreements is deferred and recognized ratably over the term of the warranty/support period.

We present revenue net of sales taxes and any similar assessments.

In instances where the embedded software in our products is more than incidental to the functionality of the hardware, we generally recognize revenue once the product has shipped and title has transferred to the buyer, assuming all other revenue recognition criteria have been met. The determination as to whether the embedded software is more than incidental to our products requires significant judgment including a consideration of factors such as marketing, research and development efforts, and any post-customer contract support (PCS) relating to the embedded software.

Our software arrangements generally consist of a perpetual license fee and PCS. We have established vendor-specific objective evidence (VSOE) of fair value for our PCS contracts based on renewal rates. The remaining value of the software arrangement is allocated to the license fee using the residual method.  License revenue is primarily recognized when the software has been delivered, and fair value has been established for all remaining undelivered elements. Revenue from PCS is recognized ratably over the term of the PCS agreement.

Subscription revenue related to our hosted arrangements is recognized ratably over the contract period. Under our hosted arrangements, the customer typically does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Upfront fees related to our hosted solution primarily consist of amounts for the in-vehicle enabling hardware device and peripherals, if any. For upfront fees relating to this proprietary hardware where the firmware is more than incidental to the functionality of the hardware, we defer the upfront fees at installation and recognize them ratably over the minimum service contract period, generally one to five years. Product costs are also deferred and amortized over such period.

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts and sales returns reserve, was $202.3 million as of January 1, 2010, as compared with $204.3 million as of January 2, 2009. The allowance for doubtful accounts was $3.9 million and $6.0 million as of January 1, 2010 and January 2, 2009, respectively.  We evaluate ongoing collectibility of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

A reserve for sales returns is established based on historical trends in product return rates experienced in the ordinary course of business. The reserve for sales returns as of January 1, 2010 and January 2, 2009 was $1.7 million and $1.8 million, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation

Our inventories, net balance was $144.0 million as of January 1, 2010 as compared with $160.9 million as of January 2, 2009. Our inventory allowances as of January 1, 2010 were $28.1 million, as compared with $29.8 million as of January 2, 2009. Our inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.  Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired balances.  Factors influencing these adjustments include decline in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required.

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

Relative to uncertain tax positions, we only recognize the tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Our valuation allowance is primarily attributable to net operating loss and research and development credit carryforwards.  Management believes that it is more likely than not that we will not realize these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts.  Beginning in 2009, we adopted the revised accounting guidance for business combinations, under which such valuation allowance adjustments associated with an acquisition closing after January 3, 2009 (and after the measurement period) are recorded through income tax expense. Prior to January 3, 2009, these adjustments were required to be recognized by adjusting the purchase price related to the acquisition.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Beginning in fiscal 2009, our identifiable intangible assets now include in-process research and development based on the revised accounting guidance for business combinations. Intangible assets acquired individually, with a group of other assets, or in a business combination, are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks, and in-process research and development.  Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one to fifteen years with a weighted average useful life of 6.4 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

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

Warranty Costs

The liability for product warranties was $14.7 million as of January 1, 2010, as compared with $13.3 million as of January 2, 2009. We accrue for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on our behalf. Our expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment.  The products sold are generally covered by a warranty for periods ranging from 90 days to three years, and in some instances, up to 5.5 years.

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

Stock-Based Compensation

We recognize compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. Stock-based compensation expense recognized in our Consolidated Statements of Income for fiscal 2009, 2008 and 2007 includes compensation expense for stock options granted prior to, but not yet vested as of December 30, 2005.  The grant date fair value of these options was estimated using the Black-Scholes options-pricing model. The grant date fair value for options granted subsequent to December 30, 2005 is estimated using a binomial valuation model. The fair value of rights to purchase shares under stock participation plans is estimated using the Black-Scholes option-pricing model.

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

Because stock-based compensation expense recognized in the Consolidated Statement of Income for fiscal 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  The stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions to determine the fair value of our share-based payment awards granted in future periods, the compensation expense that we record under it may differ significantly from what we have recorded in the current period.  In addition, valuation models, including the Black-Scholes and binomial models, may not provide reliable measures of the fair values of our stock-based compensation.  Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future.  Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements.  Alternatively, values may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements.

See Note 2 and Note 14 to the Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(Dollars in thousands)

Total consolidated revenue	$1,126,259	$1,329,234	$1,222,270
Gross margin	$549,868	$649,136	$612,905
Gross margin %	48.8%	48.8%	50.1%
Total consolidated operating income	$85,820	$185,460	$178,267
Operating income %	7.6%	14.0%	14.6%

Basis of Presentation

We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2009 was January 1, 2010.  Fiscal 2009 and Fiscal 2007 were both 52-week years. Fiscal 2008 was a 53-week year ..

Revenue

In fiscal 2009, total revenue decreased by $203.0 million, or 15%, to $1.13 billion from $1.33 billion in fiscal 2008. The decrease in fiscal 2009 was primarily due to slower sales in the Engineering and Construction segment. Engineering and Construction revenue decreased $163.1 million, or 22.0%, Field Solutions decreased $9.0 million, or 3%, Mobile Solutions decreased $12.2 million, or 7.3%, and Advanced Devices decreased $18.7 million, or 15.6%, as compared to fiscal 2008.  In fiscal 2009, the revenue decline was primarily due to recessionary conditions in the U.S. and European markets.

Although revenue decreased by 15% in fiscal 2009, our revenue in the fourth quarter increased by $9.4 million or 3.5% over the corresponding quarter in the prior year.

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

* During fiscal 2009, sales to customers in the United States represented 50%, Europe represented 23%, Asia Pacific represented 17%, and other regions represented 10% of our total revenue. During fiscal 2008, sales to customers in the United States represented 49%, Europe represented 25%, Asia Pacific represented 14%, and other regions represented 12% of our total revenue.  During the 2007 fiscal year, sales to customers in the United States represented 50%, Europe represented 27%, Asia Pacific represented 12%, and other regions represented 11% of our total revenue. We anticipate that sales to international customers will continue to account for a significant portion of our revenue.

* No single customer accounted for 10% or more of our total revenue in fiscal 2009, 2008, and 2007. It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by us may adversely affect the results of operations.

Gross Margin

Our gross margin varies due to a number of factors including product mix, pricing, distribution channel used, effects of production volumes, new product start-up costs, and foreign currency translations.

In fiscal 2009, our gross margin decreased by $99.3 million as compared to fiscal 2008 primarily due to lower revenue. Gross margin as a percentage of total revenue was 48.8% both in fiscal 2009 and fiscal 2008. The consistency in the gross margin percentage was primarily due to manufacturing cost reductions in Engineering and Construction and improved product mix in Field Solutions, offset by lower revenue as a percentage of fixed costs.

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

Operating Income

Operating income decreased by $99.6 million for fiscal 2009 as compared to fiscal 2008.  Operating income as a percentage of total revenue for fiscal 2009 was 7.6% as compared to 14.0% for fiscal 2008. The decrease in operating income was primarily driven by lower revenue and associated gross margin. The decrease in operating income percentage was primarily due by decreased operating expense leverage, primarily in Engineering and Construction, due to lower revenue.

Although our operating income decreased in fiscal 2009, our operating income in the fourth quarter increased by $2.2 million as compared to the corresponding quarter in the prior year, due to strong expense control.

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

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, in-process research and development expense for acquisitions completed prior to fiscal 2009, restructuring charges, non-operating income, net, and income tax provision.

The following table is a breakdown of revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below.

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(Dollars in thousands)

Engineering and Construction
Revenue	$578,579	$741,668	$743,291
Segment revenue as a percent of total revenue	51%	56%	61%
Operating income	$58,282	$126,014	$174,177
Operating income as a percent of segment revenue	10%	17%	23%
Field Solutions
Revenue	$291,752	$300,708	$200,614
Segment revenue as a percent of total revenue	26%	22%	16%
Operating income	$104,498	$109,489	$60,933
Operating income as a percent of segment revenue	36%	36%	30%
Mobile Solutions
Revenue	$154,881	$167,113	$157,673
Segment revenue as a percent of total revenue	14%	13%	13%
Operating income	$14,341	$11,328	$12,517
Operating income as a percent of segment revenue	9%	7%	8%
Advanced Devices
Revenue	$101,047	$119,745	$120,692
Segment revenue as a percent of total revenue	9%	9%	10%
Operating income	$17,227	$24,445	$17,276
Operating income as a percent of segment revenue	17%	20%	14%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands)

Consolidated segment operating income	$194,348	$271,276	$264,903
Unallocated corporate expense	(45,102)	(36,284)	(42,914)
Restructuring charges	(10,754)	(4,641)	(3,025)
Amortization of purchased intangible assets	(52,672)	(44,891)	(38,585)
In-process research and development expense	-	-	(2,112)
Consolidated operating income	85,820	185,460	178,267
Non-operating income, net	1,801	5,983	5,489
Consolidated income before taxes	$87,621	$191,443	$183,756

Engineering and Construction

Engineering and Construction revenue decreased by $163.1 million, or 22.0%, while segment operating income decreased by $67.7 million, or 53.7%, for fiscal 2009 as compared to fiscal 2008. The revenue decrease was primarily due to recessionary conditions in the U.S. and European markets. Operating income decreased as a result of lower revenue, partially offset by a reduction in operating expense resulting from our restructuring activities and overall expense control.

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

Field Solutions

Field Solutions revenue decreased by approximately $9.0 million, or 3%, while segment operating income decreased by $5.0 million, or 4.6%, for fiscal year 2009 as compared to fiscal 2008. The decrease in revenue was driven primarily by slower sales of agriculture products, both in the U.S. and internationally.  Operating income decreased primarily due to lower revenue.

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

Mobile Solutions

Mobile Solutions revenue decreased by $12.2 million, or 7.3%, while segment operating income increased by $3.0 million, or 26.6%, for fiscal 2009 as compared to fiscal 2008.  Revenue was down primarily due to decrease in ready mix hardware and subscription revenue as well as the impact in the prior year of the recognition of large non-recurring items.  Operating income increased primarily due to gross margin improvement and a reduction in operating expenses.

Mobile Solutions revenue increased by $9.4 million, or 6%, while segment operating income decreased by $1.2 million, or 9%, for fiscal 2008 as compared to fiscal 2007. Revenue grew due to increased subscription revenue and a full first quarter of @Road revenue as compared to a partial first quarter of @Road revenue in fiscal 2007.  Operating income decreased primarily due to increased research and development and sales expense for the Field Service software, partially offset by a reduction in operating expenses.

Advanced Devices

Advanced Devices revenue decreased by $18.7 million, or 15.6%, and segment operating income decreased by $7.2 million, or 29.5%, for fiscal 2009 as compared to fiscal 2008. The decrease in revenue was primarily driven by slower sales of Component Technologies products.  Operating income decreased primarily due to the decrease in revenue, partially offset by lower spending due to operating expense control.

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

Research and Development, Sales and Marketing, and General and Administrative Expenses

The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total revenue for fiscal years 2009, 2008 and 2007 and should be read in conjunction with the narrative descriptions of those operating expenses below.

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(Dollars in thousands)

Research and development	$136,639	$148,265	$131,468
Percentage of revenue	12%	11%	11%
Sales and marketing	189,859	196,290	186,495
Percentage of revenue	17%	15%	15%
General and administrative	100,830	94,023	92,572
Percentage of revenue	9%	7%	8%
Total	$427,328	$438,578	$410,535
Percentage of revenue	38%	33%	34%

Overall, R&D, sales and marketing, and G&A expenses decreased by approximately $11.3 million in fiscal 2009 compared to fiscal 2008.

Research and development expense decreased by $11.6 million in fiscal 2009, as compared to fiscal 2008, primarily due to the impact of a decrease in compensation related expense, a decrease in R&D materials and a decrease due to foreign currency exchange rates, partially offset by new R&D expense as a result of acquisitions not applicable in the prior year. All of our R&D costs have been expensed as incurred. Overall research and development spending was approximately 12% of revenue in fiscal 2009 and 11% in fiscal 2008.

Research and development expense increased by $16.8 million in fiscal 2008, as compared to fiscal 2007, primarily due to the impact of new R&D expense as a result of acquisitions not applicable in the prior year, an increase in compensation related expense, an increase in R&D materials and an increase due to foreign currency exchange rates. All of our R&D costs have been expensed as incurred. Overall research and development spending remained relatively constant at approximately 11% of revenue.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense decreased by $6.4 million in fiscal 2009 as compared to fiscal 2008. The decrease was primarily due to a decrease in travel and trade show expense, and a decrease due to foreign currency exchange rates, partially offset by new sales and marketing expenses as a result of acquisitions not applicable in the prior year. Spending overall was approximately 17% of revenue in fiscal 2009 compared to 15% in fiscal 2008.

Sales and marketing expense increased by $9.8 million in fiscal 2008 as compared to fiscal 2007. The increase was primarily due to new sales and marketing expenses as a result of acquisitions not applicable in the prior year, an increase in compensation related expense and an increase in trade shows and marketing literature expense. Spending overall remained relatively constant at approximately 15% of revenue.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $6.8 million in fiscal 2009 compared to fiscal 2008 primarily due to additional G&A expenses as a result of acquisitions, increased deferred compensation plan liabilities, and stock compensation expense, partially offset by foreign exchange rates. Spending overall was at approximately 9% of revenue in fiscal 2009 compared to 7% in fiscal 2008.

General and administrative expense increased by $1.5 million in fiscal 2008 compared to fiscal 2007 primarily due to new G&A expenses as a result of acquisitions, partially offset by decreased compensation related expense and reduced deferred compensation liabilities. Spending overall was at approximately 7% of revenue in fiscal 2008 compared to 8% in fiscal 2007.

Other Operating Expenses

Restructuring expense

Restructuring expense for the three years ended January 1, 2010 was as follows:

	January 1,	January 2,	December 28,
	2010	2009	2007
(in thousands)

Severance and benefits	$10,754	$4,641	$3,025

During fiscal 2009, restructuring expense of $10.8 million was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 340 employees affected worldwide. Of the total restructuring expense, $6.4 million is presented as a separate line within Operating expense and $4.4 million is included within Cost of sales on the Company’s Consolidated Statements of Income. Expense related to the decisions made through the fourth quarter of fiscal 2009 is all accrued as of January 1, 2010.

During fiscal 2008, restructuring expense of $4.6 million was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 100 employees affected worldwide. Of the total restructuring expense, $2.7 million is presented as a separate line within Operating expense on the Company’s Consolidated Statements of Income, and $1.9 million is included within Cost of sales.

During fiscal, 2007, restructuring expense of $3.0 million was for charges associated with the Company’s acquisition of @Road. The restructuring expense was related to the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.6 million was recorded in Shareholders’ equity.

Restructuring costs associated with business combinations

In addition to the restructuring expense in fiscal 2008, costs associated with exiting activities of companies the Company acquired in fiscal 2008 were $0.4 million, consisting of severance and benefits costs. These costs were recognized as a liability assumed in the purchase business combinations and were included in the allocation of the cost to acquisitions and accordingly, resulted in an increase to goodwill rather than an expense in fiscal 2008.

There were $1.1 million of adjustments that decreased the restructuring liability during fiscal 2008 and $0.2 million of adjustments that increased the restructuring liability during fiscal 2009. The 2008 adjustments related to differences between original estimates and actual payouts for severance and benefits, $0.9 million of which related to the @Road acquisition.

Restructuring liability

The following table summarizes the restructuring activity for 2008 and 2009 (in thousands):

Balance as of December 28, 2007	$1,326
Acquisition related	355
Charges	4,641
Payments	(3,351)
Adjustment	(1,054)
Balance as of January 2, 2009	$1,917
Acquisition related	-
Charges	10,754
Payments	(10,279)
Adjustment	236
Balance as of January 1, 2010	$2,628

As of January 1, 2010, the $2.6 million restructuring accrual consists of severance and benefits. Of the $2.6 million restructuring accrual, $2.1 million is included in Other current liabilities and is expected to be settled by the fourth quarter of fiscal 2010.  The remaining balance of $0.5 million is included in Other non-current liabilities and is expected to be settled by the first quarter of fiscal 2011.

In-Process Research and Development

During fiscal 2009, the Company adopted the FASB’s revised accounting guidance on business combinations, which requires the estimated fair value of in-process research and development (IPR&D) acquired to be capitalized as an intangible asset until the project is complete, at which point the asset is amortized over its estimated useful life, or written-off, if abandoned.  There was no IPR&D capitalized in 2009.  Prior to 2009, IPR&D was expensed.  In fiscal 2008, there was no IPR&D expense and in fiscal 2007, Company recorded IPR&D expense of $2.1 million related to the @Road acquisition.

Amortization of Purchased and Other Intangible Assets

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands)

Cost of sales	$22,337	$22,690	$19,778
Operating expenses	30,335	22,376	18,966
Total	$52,672	$45,066	$38,744

Total amortization expense of purchased and other intangible assets was $52.7 million in fiscal 2009, of which $22.3 million was recorded in Cost of sales and $30.3 million was recorded in Operating expense. Total amortization expense of purchased and other intangibles represented 4.7% of revenue in fiscal 2009, an increase of $7.6 million from fiscal 2008 when it represented 3.4% of revenue. The increase was primarily due to the acquisition of certain technology and patent intangibles as a result of acquisitions made in fiscal 2009, as well as fiscal 2008 acquisition intangibles that included a full year impact of amortization expense in fiscal 2009.

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

Non-operating Income, Net

The following table shows non-operating income, net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands)
Interest income	$783	$2,044	$3,502
Interest expense	(1,812)	(2,760)	(6,602)
Foreign currency transaction gain (loss), net	463	1,509	(1,351)
Income from joint ventures	429	7,981	8,377
Other income (expense), net	1,938	(2,791)	1,563
Total non-operating income, net	$1,801	$5,983	$5,489

Total non-operating income, net decreased by $4.2 million during fiscal 2009 compared with fiscal 2008.  The decrease was due to lower income from joint ventures and lower foreign exchange gains, partially offset by gains on assets in our deferred compensation plan.

Total non-operating income, net increased by $0.5 million during fiscal 2008 compared with fiscal 2007.  The increase was due to lower interest expense due to lower average outstanding debt balances and interest rates, fluctuations in foreign currencies, largely offset by a decrease in interest income and losses on assets in our deferred compensation plan.

Income Tax Provision

Our effective income tax rate for fiscal years 2009, 2008 and 2007 was 27%, 26% and 36% respectively.  The 2009 rate was less than the U.S. federal statutory rate of 35% primarily due to the implementation of a global supply chain management structure. Since 2007, we have licensed our US intellectual property to a foreign affiliated legal entity and implemented a global supply chain management structure which streamlined our worldwide operations.  We believe that the licensing of intellectual property was effected for consideration that was equivalent to arms-length negotiated pricing.  This resulted, beginning in 2008, in a tax benefit due to a lower foreign tax rate.  The Company’s policy is to indefinitely reinvest a portion of its undistributed foreign subsidiaries’ earnings and, accordingly, no related provision for U.S. federal and state income taxes has been provided for these earnings.  The 2007 rate was different from the U.S. federal statutory rate of 35% due to the impact of stock-based compensation and state tax expense, reduced by the impact of federal and California research credit.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of January 1, 2010 and January 2, 2009.

LIQUIDITY AND CAPITAL RESOURCES

	January 1,	January 2,	December 28,
As of and for the Fiscal Year Ended	2010	2009	2007
(Dollars in thousands)

Cash and cash equivalents	$273,848	$142,531	$103,202
As a percentage of total assets	15.6%	9.0%	6.7%
Total debt	$151,483	$151,588	$60,690

Cash provided by operating activities	$194,631	$176,074	$186,985
Cash used in investing activities	$(83,926)	$(126,696)	$(311,392)
Cash provided by (used in) financing activities	$16,125	$(6,441)	$103,816
Effect of exchange rate changes on cash and cash equivalents	$4,487	$(3,608)	$(5,828)
Net increase (decrease) in cash and cash equivalents	$131,317	$39,329	$(26,419)

Cash and Cash Equivalents

As of January 1, 2010, cash and cash equivalents totaled $273.8 million compared to $142.5 million at January 2, 2009.  We had debt of $151.5 million at January 1, 2010 compared to $151.6 million at January 2, 2009.

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

Operating Activities

Cash provided by operating activities was $194.6 million for fiscal 2009, as compared to $176.1 million for fiscal 2008. The increase of $18.6 million was due to a decrease in inventories and an increase in accounts payable, accrued compensation and benefits, and deferred revenue, partially offset by a decrease in net income before non-cash depreciation and amortization and an increase in accounts receivable.

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

Investing Activities

Cash used in investing activities was $83.9 million for fiscal 2009, as compared to $126.7 million for fiscal 2008. The decrease was primarily due to less cash used for acquisitions in fiscal 2009.

Cash used in investing activities was $126.7 million for fiscal 2008, as compared to $311.4 million for fiscal 2007. The decrease was due to cash used for acquisitions, attributable primarily to @Road which was acquired in the first quarter of fiscal 2007.

Financing Activities

Cash provided by financing activities was $16.1 million for fiscal 2009, as compared to cash used of $6.4 million during fiscal 2008. The increase of $22.6 million was primarily due to prior year stock repurchase activities, partially offset by prior year increase in debt.

Cash used in financing activities was $6.4 million for fiscal 2008, as compared to cash provided of $103.8 million during fiscal 2007, primarily due to stock repurchase activities, partially offset by net cash borrowed from our credit facilities.

Accounts Receivable and Inventory Metrics

	January 1,	January 2,
As of	2010	2009

Accounts receivable days sales outstanding	66	69
Inventory turns per year	3.4	4.2

Accounts receivable days sales outstanding were down slightly at 66 days as of January 1, 2010, as compared to 69 days as of January 2, 2009. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times a quarterly average of 91 days.  Our inventory turns were at 3.4 for fiscal 2009 as compared to 4.2 for fiscal 2008. Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.

Debt

At the end of fiscal 2009 and fiscal 2008, our total debt was comprised primarily of our revolving credit line in the amount of $151.0 million.  As of January 1, 2010 and January 2, 2009, there were also notes payable totaling approximately $483,000 and $588,000, respectively, consisting primarily of government loans to foreign subsidiaries.

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

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.  As of January 1, 2010 we were in compliance with all financial debt covenants.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at January 1, 2010:

	Payments Due By Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
(in thousands)

Total debt including interest (1)	$152,795	$449	$152,346	$-	$-
Operating leases	46,950	19,063	20,779	5,860	1,248
Other purchase obligations and commitments	61,082	49,275	11,587	220	-
Total	$260,827	$68,787	$184,712	$6,080	$1,248

(1) We may borrow funds under the 2007 Credit Facility in U.S. Dollars or in certain other currencies, and will bear interest as described under Note 9 of Notes to the Consolidated Financial Statements. Our obligations under the 2007 Credit Facility are guaranteed by certain of our domestic subsidiaries. We estimate the interest to be 0.9 % per annum, based upon a historical average.

Total debt consists of a revolving credit line of $151.0 million under our credit facilities and $0.5 million primarily of government loans to foreign subsidiaries. (See Note 9 of the Notes to the Consolidated Financial Statements for further financial information regarding long-term debt)

Other purchase obligations and commitments represent open non-cancelable purchase orders for material purchases with our vendors. Purchase obligations exclude agreements that are cancelable without penalty. Our pension obligation, which is not included in the table above, is included in “Other current liabilities” and “Other non-current liabilities” on our Consolidated Balance Sheets. Additionally, as of January 1, 2010, we had acquisition earn-outs of $2.2 million and holdbacks of $19.7 million recorded in “Other current liabilities” and “Other non-current liabilities.”  The maximum remaining payments, which are not included in the table above, including the $2.2 million and $19.7 million recorded, will not exceed $46.6 million.  The remaining earn-outs and holdbacks are payable through 2012.

As of January 1, 2010 we had unrecognized tax benefits (included in Other non-current liabilities) of $37.0 million, including interest and penalties.  At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability, and, therefore, such amounts are not included in the contractual obligations table above.

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

Market Interest Rate Risk

Our cash equivalents consisted primarily of money market funds, treasury bills, commercial paper (FDIC insured), interest and non-interest bearing bank deposits as well as bank time deposits for fiscal 2008. The main objective of these instruments was safety of principal and liquidity while maximizing return, without significantly increasing risk.

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

As of January 1, 2010, we had an outstanding balance on the revolving credit line of $151.0 million and during fiscal 2009, we repaid the remaining outstanding principal balance on our term loan. A hypothetical 10% increase in the three-month LIBOR rates could result in approximately $38,000 annual increase in interest expense on the existing principal balances.

* The hypothetical changes and assumptions made above will be different from what actually occurs in the future.  Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

Foreign Currency Exchange Rate Risk

We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash, certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian and New Zealand Dollars, Japanese Yen, Indian Rupee, South African Rand, Swedish Krona, Euro, and British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign exchange forward contracts for trading purposes.

Foreign exchange forward contracts outstanding as of January 1, 2010 and January 2, 2009 are summarized as follows (in thousands):

	January 1, 2010		January 2, 2009
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(20,444)	$153	$(22,012)	$512
Sold	$27,589	$389	$24,960	$(1,660)

* We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

TRIMBLE NAVIGATION LIMITED
INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets at January 1, 2010 and January 2, 2009	44

Consolidated Statements of Income for the fiscal years ended
January 1, 2010, January 2, 2009 and December 28, 2007	45

Consolidated Statements of Shareholders' Equity for the fiscal years ended
January 1, 2010, January 2, 2009 and December 28, 2007	46

Consolidated Statements of Cash Flows for the fiscal years ended
January 1, 2010, January 2, 2009 and December 28, 2007	47

Notes to Consolidated Financial Statements	48

Reports of Independent Registered Public Accounting Firm	81

Item 8.      Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	January 1,	January 2,
	2010	2009
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$273,848	$142,531
Short-term investments	-	5,000
Accounts receivable, less allowance for doubtful accounts of $3,875 and $5,999, and sales return reserve of $1,743 and $1,819 at January 1, 2010 and January 2, 2009, respectively	202,293	204,269
Other receivables	11,856	17,540
Inventories, net	144,012	160,893
Deferred income taxes	39,686	41,810
Other current assets	18,383	16,404
Total current assets	690,078	588,447
Property and equipment, net	44,635	50,175
Goodwill	764,193	715,571
Other purchased intangible assets, net	202,782	228,901
Other non-current assets	51,589	51,922
Total assets	$1,753,277	$1,635,016

LIABILITIES
Current liabilities:
Current portion of long-term debt	$445	$124
Accounts payable	53,775	49,611
Accrued compensation and benefits	43,272	41,291
Deferred revenue	68,968	55,241
Accrued warranty expense	14,744	13,332
Other current liabilities	42,041	63,719
Total current liabilities	223,245	223,318
Non-current portion of long-term debt	151,038	151,464
Non-current deferred revenue	15,599	12,418
Deferred income taxes	38,857	42,207
Other non-current liabilities	59,983	61,553
Total liabilities	488,722	490,960

Commitments and contingencies

Shareholders' equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding
Common stock, no par value; 180,000 shares authorized; 120,450 and 119,051 shares issued and outstanding at January 1, 2010 and January 2, 2009, respectively	720,248	684,831
Retained earnings	491,367	427,921
Accumulated other comprehensive income	48,297	27,649
Total Trimble Navigation Ltd. shareholders' equity	1,259,912	1,140,401
Noncontrolling interests	4,643	3,655
Total equity	1,264,555	1,144,056

Total liabilities and shareholders' equity	$1,753,277	$1,635,016

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	January 1,	January 2,	December 28,
	2010	2009	2007
(In thousands, except per share data)

Revenue (1)	$1,126,259	$1,329,234	$1,222,270
Cost of sales (1)	576,391	680,098	609,365
Gross margin	549,868	649,136	612,905

Operating expense
Research and development	136,639	148,265	131,468
Sales and marketing	189,859	196,290	186,495
General and administrative	100,830	94,023	92,572
Restructuring charges	6,385	2,722	3,025
Amortization of purchased intangible assets	30,335	22,376	18,966
In-process research and development	-	-	2,112
Total operating expense	464,048	463,676	434,638
Operating income	85,820	185,460	178,267
Non-operating income, net
Interest income	783	2,044	3,502
Interest expense	(1,812)	(2,760)	(6,602)
Foreign currency transaction gain (loss), net	463	1,509	(1,351)
Income from joint ventures	429	7,981	8,377
Other income (expense), net	1,938	(2,791)	1,563
Total non-operating income, net	1,801	5,983	5,489
Income before taxes	87,621	191,443	183,756
Income tax provision	23,658	50,470	66,382
Net income	63,963	140,973	117,374
Less: Net income (expense) attributable to noncontrolling interests	517	(499)	-
Net income attributable to Trimble Navigation Ltd.	$63,446	$141,472	$117,374

Basic earnings per share	$0.53	$1.17	$0.98
Shares used in calculating basic earnings per share	119,814	120,714	119,280

Diluted earnings per share	$0.52	$1.14	$0.94
Shares used in calculating diluted earnings per share	122,208	124,235	124,410

(1) Sales to Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble) were $16.0 million, $27.0 million and $24.1 million in fiscal 2009, 2008 and 2007, respectively, with associated cost of sales of $10.4 million, $21.5 million and $17.0 million for fiscal 2009, 2008 and 2007, respectively.  In addition, cost of sales associated with CTCT net inventory purchases was $19.1 million, $21.4 million and $25.1 million in fiscal 2009, 2008 and 2007, respectively.  See Note 5 to these Consolidated Financial Statements regarding joint ventures for further discussion.

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common stock		Retained	Comprehensive	Shareholders'	Noncontrolling
	Shares	Amount	Earnings	Income/(Loss)	Equity	Interest	Total
(In thousands)

Balance at December 29, 2006	111,718	$435,371	$271,183	$41,111	$747,665	$-	$747,665
Components of comprehensive income:
Net income attributable to Trimble Navigation Ltd.			117,374		117,374		117,374
Unrealized loss on investments				(33)	(33)		(33)
Foreign currency translation adjustments, net of tax				18,655	18,655		18,655
Unrecognized actuarial loss				(13)	(13)		(13)
Total comprehensive income					135,983	-	135,983
Issuance of common stock in connection with acquisitions and joint venture, net	5,876	163,678			163,678		163,678
Issuance of common stock under employee plans and exercise of warrants	4,002	31,913			31,913		31,913
Stock based compensation		15,099			15,099		15,099
Tax benefit from stock option exercises		14,637			14,637		14,637
Other		51			51		51
Balance at December 28, 2007	121,596	$660,749	$388,557	$59,720	$1,109,026	$-	$1,109,026
Components of comprehensive income:
Net income attributable to Trimble Navigation Ltd.			141,472		141,472		141,472
Unrealized loss on investments				(392)	(392)		(392)
Foreign currency translation adjustments, net of tax				(31,722)	(31,722)		(31,722)
Unrecognized actuarial gain				43	43		43
Noncontrolling interest					-	3,655	3,655
Total comprehensive income					109,401	3,655	113,056
Issuance of common stock under employee plans and exercise of warrants	1,698	22,804			22,804		22,804
Stock repurchase	(4,243)	(23,780)	(102,108)		(125,888)		(125,888)
Stock based compensation		16,293			16,293		16,293
Tax benefit from stock option exercises		8,765			8,765		8,765
Balance at January 2, 2009	119,051	$684,831	$427,921	$27,649	$1,140,401	$3,655	$1,144,056
Components of comprehensive income:
Net income attributable to Trimble Navigation Ltd.			63,446		63,446		63,446
Unrealized gain on investments				392	392		392
Foreign currency translation adjustments, net of tax				20,583	20,583		20,583
Unrecognized actuarial loss				(327)	(327)		(327)
Noncontrolling interest					-	988	988
Total comprehensive income					84,094	988	85,082
Issuance of common stock under employee plans and exercise of warrants	1,399	14,855			14,855		14,855
Stock based compensation		18,862			18,862		18,862
Tax benefit from stock option exercises		1,700			1,700		1,700
Balance at January 1, 2010	120,450	$720,248	$491,367	$48,297	$1,259,912	$4,643	$1,264,555

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(In thousands)

Cash flows from operating activities:
Net income	$63,963	$140,973	$117,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,795	19,047	17,212
Amortization	52,672	45,066	38,744
Provision for doubtful accounts	4,139	2,709	1,410
Amortization of debt issuance cost	226	169	218
Deferred income taxes	(7,473)	(17,356)	6,368
Non-cash restructuring expense	-	-	1,725
Stock-based compensation	18,659	16,166	15,016
In-process research and development	-	-	2,112
Equity gain from joint ventures	(429)	(7,981)	(8,377)
Excess tax benefit for stock-based compensation	(1,453)	(5,970)	(12,409)
Provision for excess and obsolete inventories	3,530	4,426	4,352
Other	(3,036)	151	651
Add decrease (increase) in assets:
Accounts receivable	(3,935)	33,414	(35,696)
Other receivables	3,516	(7,422)	4,825
Inventories	13,292	(16,461)	(18,678)
Other current and non-current assets	(620)	779	7,650
Add increase (decrease) in liabilities:
Accounts payable	2,631	(20,898)	(3,521)
Accrued compensation and benefits	245	(12,487)	1,691
Accrued liabilities	4,433	3,183	(4,635)
Deferred revenue	25,476	(1,320)	32,400
Income taxes payable	-	(114)	18,553
Net cash provided by operating activities	194,631	176,074	186,985

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(52,018)	(115,137)	(295,848)
Acquisition of property and equipment	(12,706)	(16,196)	(13,187)
Acquisitions of intangible assets	(26,839)	-	-
Net (purchases) maturities of debt and equity securities	5,000	(5,000)	(5,576)
Investment in joint venture	(750)	-	-
Capital infusion from minority investor	-	4,200	-
Proceeds from dividends	2,896	10,648	2,888
Other	491	(5,211)	331
Net cash used in investing activities	(83,926)	(126,696)	(311,392)

Cash flows from financing activities:
Issuance of common stock and warrants	14,855	22,802	31,864
Excess tax benefit for stock-based compensation	1,453	5,970	12,409
Repurchase and retirement of common stock	-	(125,888)	-
Proceeds from long-term debt and revolving credit lines	-	151,000	250,000
Payments on long-term debt and revolving credit lines	(183)	(60,314)	(190,457)
Other	-	(11)	-
Net cash provided by (used in) financing activities	16,125	(6,441)	103,816

Effect of exchange rate changes on cash and cash equivalents	4,487	(3,608)	(5,828)

Net increase (decrease) in cash and cash equivalents	131,317	39,329	(26,419)
Cash and cash equivalents, beginning of fiscal year	142,531	103,202	129,621
Cash and cash equivalents, end of fiscal year	$273,848	$142,531	$103,202

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

Basis of Presentation

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31.  Fiscal 2009 and fiscal 2007 were both 52-week years, and ended on January 1, 2010 and December 28, 2007, respectively.  Fiscal 2008 was a 53-week year and ended on January 2, 2009. Unless otherwise stated, all dates refer to the Company’s fiscal year.

These Consolidated Financial Statements include the results of the Company and its majority-owned subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the minority shareholders’ proportionate share of the net assets and results of operations of the Company’s majority-owned subsidiaries.

The Company has evaluated all subsequent events through the date that these financial statements have been filed with the Securities and Exchange Commission (“SEC”).  No material subsequent events have occurred since January 1, 2010 that required recognition or disclosure in these financial statements.

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

With the selection of Flextronics Corporation (formerly Solectron) in August 1999 as an exclusive manufacturing partner for many of its GPS products, the Company became dependent upon a sole supplier for the manufacture of many of its products.  In addition, the Company relies on sole suppliers for a number of its critical components.

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

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. For acquisitions completed, beginning in fiscal 2009, identifiable intangible assets now include in-process research and development based on the revised accounting guidance on business combinations. Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks and in-process research and development.  Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one to fifteen years with a weighted average useful life of 6.4 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

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

Revenue to distributors and resellers is recognized upon shipment, assuming all other criteria for revenue recognition have been met. Distributors and resellers do not typically have a right of return.

Revenue from purchased extended warranty and support agreements is deferred and recognized ratably over the term of the warranty/support period.

The Company presents revenue net of sales taxes and any similar assessments.

In instances where the embedded software in the Company’s products is more than incidental to the functionality of the hardware, the Company generally recognizes revenue once the product has shipped and title has transferred to the buyer, assuming all other revenue recognition criteria have been met. The determination as to whether the embedded software is more than incidental to the Company’s products requires significant judgment including a consideration of factors such as marketing, research and development efforts and any post contract support (PCS) relating to the embedded software.

The Company’s software arrangements generally consist of a perpetual license fee and PCS. The Company has established vendor-specific objective evidence (VSOE) of fair value for the Company’s PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method.  License revenue is primarily recognized when the software has been delivered and fair value has been established for all remaining undelivered elements. Revenue from PCS is recognized ratably over the term of the PCS agreement.

Subscription revenue related to our hosted arrangements is recognized ratably over the contract period. Under our hosted arrangements, the customer typically does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Subscription revenue related to the Company’s hosted arrangements is recognized ratably over the contract period. Upfront fees related to the Company’s hosted solution primarily consist of amounts for the in-vehicle enabling hardware device and peripherals, if any. For upfront fees relating to this proprietary hardware where the firmware is more than incidental to the functionality of the hardware in accordance with the guidance on software revenue recognition, the Company defers the upfront fees at installation and recognizes them ratably over the minimum service contract period, generally one to five years. Product costs are also deferred and amortized over such period.

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

Changes in the Company’s product warranty liability during the fiscal years ended January 1, 2010 and January 2, 2009, are as follows:

	January 1,	January 2,
Fiscal Years Ended	2010	2009
(in thousands)

Beginning balance	$13,332	$10,806
Acquired warranties	-	930
Accruals for warranties issued	20,530	22,214
Changes in estimates	3,292	-
Warranty settlements (in cash or in kind)	(22,410)	(20,618)
Ending Balance	$14,744	$13,332

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of January 1, 2010 and January 2, 2009.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $20.4 million, $22.6 million, and $21.2 million, in fiscal 2009, 2008, and 2007, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not significant and were expensed as incurred. The Company received third party funding of approximately $12.5 million, $9.2 million, and $8.5 million in fiscal 2009, 2008, and 2007, respectively. The Company offsets research and development expense with any third party funding received. The Company retains the rights to any technology developed under such arrangements.

Stock-Based Compensation

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Consolidated Statements of Income.

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands)

Cost of sales	$1,854	$1,920	$1,733

Research and development	3,476	3,489	3,573
Sales and marketing	4,446	3,993	3,891
General and administrative	8,883	6,764	5,819
Total operating expenses	16,805	14,246	13,283

Total stock-based compensation expense	18,659	16,166	15,016
Tax benefit (1)	(3,376)	(2,636)	(1,857)
Total stock-based compensation expense, net of tax	$15,283	$13,530	$13,159

(1) Tax benefit related to U.S. incentive and non-qualified stock options, employee stock purchase plan (ESPP) and restricted stock units, applying a Federal statutory and State (Federal effected) tax rate for the year ended January 1, 2010, January 2, 2009 and December 28, 2007.

Options

Stock option expense recognized in the Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. For fiscal 2009, 2008 and 2007 stock option expense includes expense for stock options granted prior to, but not yet vested as of December 30, 2005, as well as for stock options granted beginning in fiscal 2006.  In fiscal 2006, in conjunction with the adoption of the FASB’s revised accounting guidance on stock compensation, the Company changed its method of attributing the value of stock options to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock options granted on or prior to December 30, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all stock options granted subsequent to December 30, 2005 is recognized using the straight-line single-option method.

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

Under the binomial model, the weighted average grant-date fair value of stock options granted during fiscal years 2009, 2008 and 2007 was $7.92, $8.80 and $12.37, respectively. For options granted for the three years ending January 1, 2010, the following weighted-average assumptions were used:

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
Expected dividend yield	-	-	-
Expected stock price volatility	45%	45%	37%
Risk free interest rate	2.01%	2.50%	4.20%
Expected life of options after vesting	1.3 years	1.3 years	1.3 years

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

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The estimated weighted average value of rights granted under the Employee Stock Purchase Plan during fiscal years 2009, 2008 and 2007 were $5.28, $8.30 and $7.54, respectively. The fair value of rights granted during 2009, 2008 and 2007 was estimated at the date of grant using the following weighted-average assumptions:

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
Expected dividend yield	-	-	-
Expected stock price volatility	53.1%	44.0%	36.5%
Risk free interest rate	0.90%	2.70%	4.90%
Expected life of purchase	0.5 years	0.5 years	0.5 years

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

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment owned is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms. Useful lives include a range from two to six years for machinery and equipment, five years for furniture and fixtures, two to five years for computer equipment and software, and the life of the lease for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $ 18.8 million in fiscal 2009, $19.0 million in fiscal 2008 and $17.2 million in fiscal 2007.

Derivative Financial Instruments

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash, certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian and New Zealand Dollars, Japanese Yen, South African Rand, Swedish Krona, Euro, and British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign exchange forward contracts for trading purposes.

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

Relative to uncertain tax positions, the Company only recognizes the tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  See Note 12 to the Consolidated Financial Statements for additional information.

Our valuation allowance is primarily attributable to net operating loss and research and development credit carryforwards.  Management believes that is more likely than not that we will not realize these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts.  Beginning in 2009, we adopted the revised accounting guidance for business combinations, under which such valuation allowance adjustments associated with an acquisition closing after January 3, 2009 (and after the measurement period) are recorded through income tax expense.  Prior to January 3, 2009, these adjustments were required to be recognized by adjusting the purchase price related to the acquisition.

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

In December 2007, the FASB issued revised accounting guidance on business combinations. This revised standard, now codified under the Business Combination Topic of the FASB Accounting Standards Codification, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  The guidance also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company adopted this guidance in its first quarter of fiscal 2009.  In April 2009, the FASB amended this new accounting standard to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the fair value can be determined during the measurement period. The Company expects the implementation of the new guidance to have an impact on the Company’s financial position, results of operations, or cash flows, but the nature and magnitude of the specific effects will depend largely upon the nature and size of the Company’s business combinations. The adoption of the guidance did not have a material impact during 2009.

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

In May 2009, the FASB issued accounting guidance on subsequent events and then updated this guidance in February 2010. The standard, now codified under the Subsequent Events Topic of the FASB Accounting Standards Codification, became effective for and was adopted by the Company during the second quarter of fiscal 2009.  The guidance establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, it sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The guidance is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of the guidance did not have an impact on the Company’s financial position, results of operations or cash flows, other than the disclosures required by the guidance.

In June 2009, the FASB issued accounting guidance which changes the consolidation guidance applicable to a variable interest entity (“VIE”). The guidance, now codified under the Consolidation Topic of the FASB Accounting Standards Codification, also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, GAAP required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.   The Company is required to adopt this guidance beginning in fiscal 2010.  The Company does not anticipate the adoption of the guidance will have a material impact on its financial position, results of operations and cash flows.

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

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands, except per share amounts)

Numerator:
Net income attributable to Trimble Navigation Ltd. available to common shareholders:	$63,446	$141,472	$117,374

Denominator:
Weighted average number of common shares used in basic earnings per share	119,814	120,714	119,280
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	2,394	3,516	4,907
Common stock warrants	-	5	223
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	122,208	124,235	124,410

Basic earnings per share	$0.53	$1.17	$0.98
Diluted earnings per share	$0.52	$1.14	$0.94

For fiscal 2009, 2008, and 2007 the Company excluded 5.0 million shares, 2.2 million shares and 0.5 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the  respective periods.  Inclusion of these shares would be antidilutive.  These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

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

Purchase Price Allocation

In accordance with accounting guidance on business combinations, the total purchase price was allocated to @Road net tangible assets, identifiable intangible assets and in-process research and development based upon their estimated fair values as of February 16, 2007. The excess purchase price over the net tangible, identifiable intangible assets and in-process research and development was recorded as goodwill.

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

Restructuring

Liabilities related to restructuring @Road's operations that meet the requirements of recognition of liabilities in connection with a purchase business combination were recorded as adjustments to the purchase price and an increase in goodwill. Liabilities related to restructuring the Company's operations were recorded as expense in the Company's Consolidated Statements of Income in the period that the costs were incurred.

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

Pro-Forma Results

The following table presents pro-forma results of operations of the Company and @Road, as if the companies had been combined as of December 30, 2006.  The unaudited pro-forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on December 30, 2006 or of future results.  Included in the pro-forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of February 16, 2007 and adjustments for interest expense related to debt and stock options assumed as part of the merger consideration.

The Company excluded the effect of non-recurring items for both periods presented as the impact is short-term in nature. The pro-forma information is as follows:

Fiscal Year Ended
December 28,
2007 (a)
(in thousands, except per share data)
Pro-forma revenue	$1,239,319
Pro-forma net income	114,835
Pro-forma basic net income per share	$0.96
Pro-forma diluted net income per share	$0.92

(a)
The pro-forma results of operations represent the Company’s results for fiscal 2007 together with @Road’s historical results through the acquisition date of February 16, 2007 as though they had been combined as of December 30, 2006.  Pro-forma adjustments have been made based on the fair values of assets acquired and liabilities assumed as of February 16, 2007.  Pro-forma revenue includes a $2.8 million increase due to the timing of recognizing deferred revenue write-downs and customer contracts where the product was delivered prior to the acquisition date.   Pro-forma net income includes a $0.7 million increase due to the timing of recognizing revenue write-downs and related deferred cost of sales write-downs, amortization of intangible assets related to the acquisition of $2.2 million, and interest expense for debt used to purchase @Road of $1.4 million. The year to date amounts provided herein include adjustments to previously filed pro-forma numbers in the Company’s 10-Q’s.

Other Acquisitions

The following is a summary of business combinations other than @Road made by the Company during fiscal 2009, 2008 and 2007:

Acquisition	Primary Service or Product	Operating Segment	Acquisition Date
Farm Works	Integrated office and mobile software solutions for both the farmer and agriculture service professional	Field Solutions	July 16, 2009
Accutest	Vehicle diagnostics and telematics technologies for the automotive industry	Mobile Solutions	June 5, 2009
NTech	Crop-sensing technology controlling the application of nitrogen, herbicide and other crop inputs	Field Solutions	June 4, 2009
Quickpen	Building Information Modeling software	Engineering & Construction	March 12, 2009
Rawson Control Systems	Hydraulic and electronic controls for the agriculture equipment industry	Field Solutions	December 3, 2008
FastMap and GeoSite	Field-based software suite for GIS and software solution for land surveyors and construction professionals	Field Solutions and Engineering & Construction	November 28, 2008
Callidus Precision Systems Assets	3D laser scanning solutions	Engineering & Construction	November 28, 2008
Toposys	Aerial data collection systems comprised of LiDAR and metric cameras	Engineering & Construction	November 13, 2008
TruCount	Air and electric clutches that automate individual planter row shut-off	Field Solutions	October 30, 2008
RolleiMetric	Metric camera systems for aerial imaging and terrestrial close range photogrammetry	Engineering & Construction	October 20, 2008
SECO	Accessories for the geomatics, surveying, mapping, and construction industries	Engineering & Construction	July 29, 2008
Géo-3D	Roadside infrastructure asset inventory solutions	Engineering & Construction	January 22, 2008
Crain Enterprises	Accessories for the geomatics, surveying, mapping, and construction industries	Engineering & Construction	January 8, 2008
HHK Datentechnik GmbH	Office and field software solutions for the cadastral survey market	Engineering & Construction	December 19, 2007
UtilityCenter	Field service management software for utilities	Field Solutions	November 8, 2007
Ingenieurbüro Breining GmbH	Office and field software solutions for the cadastral survey market	Engineering & Construction	September 19, 2007
Inpho GmbH	Photogrammetry and digital surface modeling software for aerial surveying, mapping and remote sensing applications	Engineering & Construction	February 13, 2007

The Consolidated Financial Statements include the operating results of each of these businesses from the date of acquisition. Pro-forma results of operations have not been presented because the effects of each of these acquisitions were not material to the Company’s results.

The total purchase consideration for each of the above acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions were capitalized during fiscal 2007 and 2008.  In fiscal 2009 these costs were expensed as incurred in accordance with the revised accounting guidance on business combinations.

During fiscal 2009 the Company adopted the revised accounting guidance on business combinations, which requires in-process research and development (IPR&D) acquired to be capitalized as an intangible asset until the project is complete, at which point the asset is amortized over its estimated useful life.  There was no IPR&D capitalized in 2009.  Prior to 2009, IPR&D was expensed.  In fiscal 2008, there was no IPR&D expense and in fiscal 2007, Company recorded IPR&D expense of $2.1 million related to the @Road acquisition.

The following table summarizes the Company’s business combinations completed during fiscal years 2009, 2008 and 2007 other than @Road (in thousands):

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007

Purchase price	$41,639	$99,948	$49,311
Acquisition costs *	-	2,623	956
Total purchase price	$41,639	$102,571	$50,267

Purchase price allocation:
Fair value of net assets acquired	$1,187	$7,238	$9,504
Identified intangible assets	21,475	50,242	19,937
Deferred tax liability	(7,766)	(3,426)	(2,763)
Goodwill	26,743	48,517	23,589
Total	$41,639	$102,571	$50,267

* Acquisition costs consist of legal, advisory, and accounting fees as well as $0.4 million of restructuring related liabilities in fiscal 2008. Such costs were expensed during fiscal 2009 in accordance with the revised accounting guidance on business combinations.

All of the above business combinations were acquired with cash consideration. None of the amounts assigned to goodwill above are expected to be deductible for tax purposes.

Certain acquisitions include additional earn-out cash payments based on future revenue derived from existing products and other product milestones. In accordance with the revised accounting guidance on business combinations, any earn-outs associated with business combinations completed during fiscal 2009 are included in the initial purchase price at fair value and must be remeasured  to fair value at each balance sheet date with subsequent changes recorded to earnings. Prior to 2009, these earn-out payments were considered additional purchase price consideration when, and if, any contingencies, such as the achievement of certain earnings targets, were resolved. Earn-outs paid for pre-2009 acquisitions and changes in purchase price allocation estimates were recorded as purchase price adjustments and goodwill adjustments. Earn-out cash payments made for these pre-2009 acquisitions were $8.5 million, $7.2 million and $11.8 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Pre-2009 acquisitions made by the Company have additional potential earn-out cash payments in excess of that recorded on the Company’s Consolidated Balance Sheet not to exceed approximately $24.7 million.

Intangible Assets

The following tables present details of the Company’s total intangible assets:

	January 1, 2010
	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$213,696	$(114,870)	$98,826
Trade names and trademarks	20,861	(14,891)	5,970
Customer relationships	120,990	(48,885)	72,105
Distribution rights and other intellectual properties (*)	46,702	(20,821)	25,881
	$402,249	$(199,467)	$202,782

	January 2, 2009
	Gross
	Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Developed product technology	$188,391	$(78,867)	$109,524
Trade names and trademarks	20,254	(13,100)	7,154
Customer relationships	124,596	(40,263)	84,333
Distribution rights and other intellectual properties (*)	37,913	(10,023)	27,890
	$371,154	$(142,253)	$228,901

(*) Included within Other intellectual properties is a $25.0 million distribution right that the Company bought from Caterpillar, a related party, during fiscal 2008.   The fair value of the distribution right was estimated using a discounted cash flow analysis.  The distribution right is being amortized over its estimated economic life of eight years.

The weighted-average amortization period is six years for developed product technology, eight years for trade names and trademarks, seven years for customer relationships, and eight years for distribution rights and other intellectual properties.

The following table presents details of the amortization expense of purchased and other intangible assets as reported in the Consolidated Statements of Income:

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands)

Reported as:
Cost of sales	$22,337	$22,690	$19,778
Operating expenses	30,335	22,376	18,966
Total	$52,672	$45,066	$38,744

The estimated future amortization expense of intangible assets as of January 1, 2010, is as follows (in thousands):

2010	$52,992
2011	47,676
2012	39,919
2013	35,158
2014	14,309
Thereafter	12,728
Total	$202,782

Goodwill

The changes in the carrying amount of goodwill for fiscal 2009 are as follows (in thousands):

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total

Balance as of January 2, 2009	$363,908	$10,651	$328,721	$12,291	$715,571
Additions due to acquisitions	10,017	16,392	1,152	-	27,561
Purchase price adjustments	5,632	(296)	1,147	-	6,483
Foreign currency translation adjustments	10,145	29	2,245	2,159	14,578
Balance as of January 1, 2010	$389,702	$26,776	$333,265	$14,450	$764,193

Total purchase price adjustments of $6.5 million recorded during fiscal 2009 are comprised of earn-out payments of $8.5 million, offset by tax adjustments of $1.6 million, and $0.4 million for changes in purchase price allocation estimates.

NOTE 5: JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar, began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from joint ventures in the Non-operating income, net section of the Consolidated Statements of Income. The Company recorded income of $3.0 million, $8.0 million, and $7.8 million as its proportionate share of CTCT net income in fiscal 2009, 2008, and 2007, respectively.  During fiscal 2009, 2008, and 2007, dividends received from CTCT amounted to $2.9 million, $10.5 million, and $2.3 million, and were recorded against Other non-current assets on the Consolidated Balance Sheets.  The carrying amount of the investment in CTCT was $7.1 million at January 1, 2010 and $7.0 million at January 2, 2009, and is included in Other non-current assets on the Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at direct cost plus a mark-up for the Company’s overhead costs to CTCT. CTCT then resells products at cost plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. Generally, the Company sells products through its after-market dealer channel, and Caterpillar sells products for factory and dealer installation. CTCT does not have inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company. In fiscal 2009, 2008, and 2007, the Company recorded $2.2 million, $11.7 million, and $11.5 million of revenue, respectively, and $2.1 million, $10.5 million, and $10.3 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel.  In addition, in fiscal 2009, 2008, and 2007, the Company recorded $19.1 million, $21.4 million, and $25.1 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $10.4 million, $13.6 million and $13.7 million in fiscal 2009, 2008 and 2007, respectively.  The reimbursements were offset against operating expense.

At January 1, 2010 and January 2, 2009, the Company had amounts due to and from CTCT.  Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties.  The amounts due to and from CTCT are presented on a gross basis in the Consolidated Balance Sheets.  At January 1, 2010 and January 2, 2009, the receivables from CTCT were $3.5 million and $4.1 million, respectively, and are included within Accounts receivable, net, on the Consolidated Balance Sheets.  As of the same dates, the payables due to CTCT were $4.4 million and $3.1 million, respectively, and are included within Accounts payable on the Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting. In fiscal 2009, 2008, and 2007, the Company recorded income (loss) of $(2.5 million), $23,000, and $0.6 million, respectively, as its proportionate share of Nikon-Trimble net income (loss). During fiscal 2009, there are no dividends received from Nikon-Trimble. During fiscal 2008 and 2007, dividends received from Nikon-Trimble, amounted to $0.2 million and $0.6 million, and were recorded against Other non-current assets on the Consolidated Balance Sheets. The carrying amount of the investment in Nikon-Trimble was approximately $11.4 million at January 1, 2010 and $13.9 million at January 2, 2009, and is included in Other non-current assets on the Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products. The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer. Profits from these inter-company sales are eliminated.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company.  In fiscal 2009, 2008 and 2007, the Company recorded $13.8 million, $15.3 million, and $12.6 million of revenue, respectively, and $8.3 million, $11.0 million, and $6.7 million of cost of sales, respectively, for the manufacturing of products sold by the Company to Nikon-Trimble. The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $10.5 million, $15.4 million, and $19.1 million for fiscal 2009, 2008, and 2007, respectively.

At January 1, 2010 and January 2, 2009, the Company had amounts due to and from Nikon-Trimble.  Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties.  The amounts due to and from Nikon-Trimble are presented on a gross basis in the Consolidated Balance Sheets. At January 1, 2010 and January 2, 2009, the amounts due from Nikon-Trimble were $4.7 million and $2.0 million, respectively, and are included within Accounts receivable, net on the Consolidated Balance Sheets.  As of the same dates, the amounts due to Nikon-Trimble were $4.5 million and $2.3 million, respectively, and are included within Accounts payable on the Consolidated Balance Sheets.

NOTE 6: CERTAIN BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet items:

	January 1,	January 2,
As of	2010	2009
(in thousands)
Inventories:
Raw materials	$51,489	$71,319
Work-in-process	4,869	5,551
Finished goods	87,654	84,023
Total inventories, net	$144,012	$160,893

Deferred costs of revenue are included within finished goods and were $16.8 million at January 1, 2010 and $15.4 million at January 2, 2009.

	January 1,	January 2,
As of	2010	2009
(in thousands)
Property and equipment, net:
Machinery and equipment	$97,134	$88,067
Furniture and fixtures	13,116	12,140
Leasehold improvements	17,226	16,432
Buildings	6,530	6,519
Land	1,385	1,383
	135,391	124,541
Less accumulated depreciation	(90,756)	(74,366)
Total	$44,635	$50,175

	January 1,	January 2,
As of	2010	2009
(in thousands)
Other non-current liabilities:
Deferred compensation	$8,264	$6,631
Pension	5,915	5,439
Deferred rent	3,181	4,303
Unrecognized tax benefits	36,968	34,275
Other non-current liabilities	5,655	10,905
Total	$59,983	$61,553

As of January 1, 2010, the Company has $37.0 million of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably impact the effective income tax rate and interest and/or penalties related to income tax matters in future periods.

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

·
Field Solutions — Consists of products that provide solutions in a variety of agriculture and geographic information systems (GIS) applications. In agriculture, these include precise land leveling and machine guidance systems. In GIS, they include handheld devices and software that enable the collection of data on assets for a variety of governmental and private entities.

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

The following table presents revenue, operating income, and identifiable assets for the four segments. Operating income is net revenue less operating expense, excluding general corporate expense, amortization of intangibles, amortization of inventory step-up charges, in-process research and development expense, restructuring charges, non-operating income (expense), and income taxes. The identifiable assets that Trimble's Chief Operating Decision Maker, its Chief Executive Officer, views by segment are accounts receivable, inventories, and goodwill.

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands)
Engineering & Construction
Revenue	$578,579	$741,668	$743,291
Operating income	58,282	126,014	174,177
Field Solutions
Revenue	$291,752	$300,708	$200,614
Operating income	104,498	109,489	60,933
Mobile Solutions
Revenue	$154,881	$167,113	$157,673
Operating income	14,341	11,328	12,517
Advanced Devices
Revenue	$101,047	$119,745	$120,692
Operating income	17,227	24,445	17,276
Total
Revenue	$1,126,259	$1,329,234	$1,222,270
Operating income	194,348	271,276	264,903

Engineering & Construction
Accounts receivable	$118,033	$125,734
Inventories	91,248	104,934
Goodwill	389,702	363,908
Field Solutions
Accounts receivable	$37,178	$37,791
Inventories	22,025	21,778
Goodwill	26,776	10,651
Mobile Solutions
Accounts receivable	$29,572	$23,736
Inventories	16,826	16,391
Goodwill	333,265	328,721
Advanced Devices
Accounts receivable	$17,510	$17,008
Inventories	13,913	17,790
Goodwill	14,450	12,291
Total
Accounts receivable	$202,293	$204,269
Inventories	144,012	160,893
Goodwill	764,193	715,571

A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands)
Consolidated segment operating income	$194,348	$271,276	$264,903
Unallocated corporate expense	(45,102)	(36,284)	(42,914)
Restructuring charges	(10,754)	(4,641)	(3,025)
Amortization of purchased intangible assets	(52,672)	(44,891)	(38,585)
In-process research and development	-	-	(2,112)
Consolidated operating income	85,820	185,460	178,267
Non-operating income, net	1,801	5,983	5,489
Consolidated income before income taxes	$87,621	$191,443	$183,756

The geographic distribution of Trimble’s revenue and long-lived assets is summarized in the tables below. Other non-US geographies include Canada, and countries in South and Central America, the Middle East, and Africa.  Revenue is defined as revenue from external customers.

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands)

Revenue (1):
United States	$561,082	$646,734	$608,137
Europe	261,966	333,436	325,888
Asia Pacific	186,588	182,952	146,545
Other non-US countries	116,623	166,112	141,700
Total consolidated revenue	$1,126,259	$1,329,234	$1,222,270

(1) Revenue attributed to countries based on the location of the customer.

No single customer or country other than the United States accounted for 10% or more of Trimble's total revenue in fiscal years 2009, 2008, and 2007.

Long-lived assets indicated in the table below exclude deferred tax assets, inter-company receivables, investments in subsidiaries, goodwill, and intangibles assets.

	January 1,	January 2,
As of	2010	2009
(in thousands)

Long-lived assets:
United States	$52,048	$58,559
Europe	13,482	10,979
Asia Pacific and other non-US countries	5,505	5,618
Total long-lived assets	$71,035	$75,156

NOTE 8: RESTRUCTURING CHARGES

Restructuring expense

Restructuring expense for the three years ended January 1, 2010 was as follows:

	January 1,	January 2,	December 28,
	2010	2009	2007
(in thousands)

Severance and benefits	$10,754	$4,641	$3,025

During fiscal 2009, restructuring expense of $10.8 million was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 340 employees affected worldwide. Of the total restructuring expense, $6.4 million is presented as a separate line within Operating expense and $4.4 million is included within Cost of sales on the Company’s Consolidated Statements of Income. Expense related to the decisions made through the fourth quarter of fiscal 2009 is all accrued as of January 1, 2010.

During fiscal 2008, restructuring expense of $4.6 million was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 100 employees affected worldwide. Of the total restructuring expense, $2.7 million is presented as a separate line within Operating expense on the Company’s Consolidated Statements of Income, and $1.9 million is included within Cost of sales.

During fiscal, 2007, restructuring expense of $3.0 million was for charges associated with the Company’s acquisition of @Road. The restructuring expense was related to the acceleration of vesting of employee stock options for certain terminated @Road employees, of which $1.4 million was settled in cash and $1.6 million was recorded in Shareholders’ equity.

Restructuring costs associated with business combinations

In addition to the restructuring expense in fiscal 2008, costs associated with exiting activities of companies the Company acquired in fiscal 2008 were $0.4 million, consisting of severance and benefits costs. These costs were recognized as a liability assumed in the purchase business combinations and were included in the allocation of the cost to acquisitions and accordingly, resulted in an increase to goodwill rather than an expense in fiscal 2008.

There were $1.1 million of adjustments that decreased the restructuring liability during fiscal 2008 and $0.2 million of adjustments that increased the restructuring liability during fiscal 2009. The 2008 adjustments related to differences between original estimates and actual payouts for severance and benefits, $0.9 million of which related to the @Road acquisition.

Restructuring liability

The following table summarizes the restructuring activity for 2008 and 2009 (in thousands):

Balance as of December 28, 2007	$1,326
Acquisition related	355
Charges	4,641
Payments	(3,351)
Adjustment	(1,054)
Balance as of January 2, 2009	$1,917
Acquisition related	-
Charges	10,754
Payments	(10,279)
Adjustment	236
Balance as of January 1, 2010	$2,628

As of January 1, 2010, the $2.6 million restructuring accrual consists of severance and benefits. Of the $2.6 million restructuring accrual, $2.1 million is included in Other current liabilities and is expected to be settled in fiscal 2010.  The remaining balance of $0.5 million is included in Other non-current liabilities and is expected to be settled in fiscal 2011.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following:

	January 1,	January 2,
As of	2010	2009
(in thousands)

Revolving credit facility	$151,000	$151,000
Promissory notes and other	483	588
Total debt	151,483	151,588

Less current portion of long-term debt	445	124
Non-current portion	$151,038	$151,464

On July 28, 2005, the Company entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent.  On February 16, 2007, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012.    Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for paying to pay off other debts or loans.  The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.00.  The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes. As of August 20, 2008, the Company amended its 2007 Credit Facility to allow it to redeem, retire or purchase common stock of the Company without limitation so long as no default or unmatured default then existed, and leverage ratio for the two most recently completed periods was less than 2.00:1.00. In addition, the definition of the fixed charge was amended to exclude the impact of redemptions, retirements, or purchases common stock of the Company from the fixed charges coverage ratio.

In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which was repaid in full during fiscal 2008.  As of January 2, 2009, the Company had an outstanding balance on the revolving credit line of $151.0 million which was drawn down in fiscal 2008.

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

The 2007 Credit Facility contains customary affirmative, negative, and financial covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations, and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of January 1, 2010 the Company was in compliance with all financial debt covenants.

Notes Payable

As of January 1, 2010 and January 2, 2009, the Company had notes payable totaling approximately $483,000 and $588,000, respectively, consisting primarily of government loans to foreign subsidiaries.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company's principal facilities in the United States are leased under various cancelable and non-cancelable operating leases that expire at various dates through 2015. For tenant improvement allowances and rent holidays, Trimble records a deferred rent liability on the Consolidated Balance Sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of income. The Company has options to renew certain of these leases for an additional five years.

Future minimum payments required under non-cancelable operating leases are as follows (in thousands):

2010	$19,063
2011	11,952
2012	8,827
2013	3,621
2014	2,239
Thereafter	1,248
Total	$46,950

Net rent expense under operating leases was $18.0 million in fiscal 2009, $16.2 million in fiscal 2008, and $14.2 million in fiscal 2007. Sublease income was $38,000, $49,000 and $39,000 for fiscal 2009, 2008, and 2007, respectively.

Additionally, as of January 1, 2010, the Company had acquisition earn-outs of $2.2 million and holdbacks of $19.7 million recorded in “Other current liabilities” and “Other non-current liabilities.” The maximum remaining payments, including the $2.2 million and $19.7 million recorded, will not exceed $46.6 million. The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments.  The remaining earn-outs and holdbacks are payable through 2012.

At January 1, 2010, the company had unconditional purchase obligations of approximately $61.1 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with our vendors.  Purchase obligations exclude agreements that are cancelable without penalty.

NOTE 11: FAIR VALUE MEASUREMENTS

The guidance on fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about assets and liabilities measured at fair value.  Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

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

	Fair Values as of January 1, 2010
(in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$18,011	$-	$-	$18,011
Deferred compensation plan assets (2)	-	8,636	-	8,636
Derivative assets (3)	-	594	-	594
Total	$18,011	$9,230	$-	$27,241

Liabilities
Deferred compensation plan liabilities (2)	$-	$8,264	$-	$8,264
Derivative liabilities (3)	-	52	-	52
Contingent consideration liability (4)	-	-	2,200	2,200
Total	$-	$8,316	$2,200	$10,516

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

(3)
Derivative assets and liabilities included in Level II primarily represent forward currency exchange contracts. The Company enters into these contracts to minimize the short-term impact of foreign currency fluctuations on cash, certain trade and inter-company receivables and payables. The derivatives are not designated as hedging instruments. The fair values are determined using inputs based on observable quoted prices. Derivative assets and liabilities are included in Other current assets and Other current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

(4)
A contingent consideration arrangement requires the Company to pay the former owner of one of the companies it acquired during fiscal 2009 up to an undiscounted maximum amount of $4.5 million, based on future revenues over a 3 year period.  The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $4.5 million.  The Company estimated the fair value of this liability using probability-weighted revenue projections and discount rates ranging from 0.47% to 1.70%. Of the total contingent consideration liability, $0.3 million and $1.9 million were included in Other current liabilities and Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The table below sets forth a summary of changes in the fair value of the Level III contingent consideration liability for the twelve months ended January 1, 2010.

Level III liabilities
As of	January 1, 2010
(in thousands)

Balance as of January 2, 2009	$-
Acquisitions	2,200
Balance as of January 1, 2010	$2,200

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
As of	January 1, 2010		January 2, 2009
(in thousands)

Assets:
Cash and cash equivalents	$273,848	$273,848	$142,531	$142,531
Short-term investments	-	-	5,000	5,000
Forward foreign currency exchange contracts	594	594	627	627

Liabilities:
Credit facility	$151,000	$147,144	$151,000	$127,754
Forward foreign currency exchange contracts	52	52	1,775	1,775
Promissory note and other	483	479	588	554

The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that Trimble would currently have to pay to extinguish any of this debt.

NOTE 12: INCOME TAXES

The components of income before income taxes are as follows:

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands)

United States	$46,928	$89,177	$126,768
Foreign	40,693	102,266	56,988
Total	$87,621	$191,443	$183,756

The Company's income tax provision consisted of the following:

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands)

US Federal:
Current	$25,357	$42,453	$48,833
Deferred	(6,465)	(7,024)	(1,658)
	18,892	35,429	47,175
US State:
Current	3,709	5,165	6,374
Deferred	(3,459)	(2,271)	(3,669)
	250	2,894	2,705
Foreign:
Current	3,638	13,976	10,403
Deferred	878	(1,829)	6,099
	4,516	12,147	16,502
Income tax provision	$23,658	$50,470	$66,382

The income tax provision differs from the amount computed by applying the statutory US federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands)

Expected tax from continuing operations at 35% in all years	$30,667	$67,187	$64,446

US State income taxes	1,247	3,339	1,654
Export sales incentives	-	-	(365)
Foreign tax rate differential	(7,943)	(23,553)	(711)
US Federal and California research and development credits	(4,204)	(3,651)	(2,206)
Stock option compensation	3,061	3,550	3,889
Other	830	3,598	(325)
Income tax provision	$23,658	$50,470	$66,382

Effective tax rate	27%	26%	36%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 1,	January 2,
As of	2010	2009
(in thousands)

Deferred tax liabilities:
Purchased intangibles	$57,176	$64,737
Depreciation and amortization	28,144	24,085
Other	275	568
Total deferred tax liabilities	85,595	89,390

Deferred tax assets:
Inventory valuation differences	8,290	8,298
Expenses not currently deductible	9,665	8,091
US Federal credit carryforwards	2,314	2,314
Deferred revenue	2,769	10,850
US State credit carryforwards	15,482	14,451
Warranty	2,571	2,418
US Federal net operating loss carryforward	10,506	16,272
Foreign net operating loss carryforward	18,378	15,522
Net foreign tax credits on undistributed foreign earnings	14,746	19,689
Accruals not currently deductible	28,681	15,280
Total deferred tax assets	113,402	113,185
Valuation allowance	(27,011)	(24,410)
Total deferred tax assets	86,391	88,775

Total net deferred tax assets (liabilities)	$796	$(615)

The amounts provided herein include adjustments to previously filed amounts in the Company’s 2008 Form 10K.

As of January 1, 2010, the Company has federal, California and foreign net operating loss carryforwards (“NOLs”) of approximately $28.1 million, $6.3 million, and $61.0 million, respectively. The federal and California NOLs expire in years 2019 through 2027. There is, generally, no expiration for the foreign NOLs. Utilization of the Company’s federal and state NOLs are subject to annual limitation in accordance with section 382 of the Internal Revenue Code of 1986, as amended.

The Company has federal research and development credit carryforwards of $2.0 million (expiring in years 2011 through 2024) and California research and development credit carryforwards of approximately $11.7 million that can be carried over indefinitely.

The Company’s valuation allowance is primarily attributable to foreign net operating loss carryforwards and research and development credit carryforwards.  The Company has determined that it is more likely than not that the Company will not realize these deferred tax assets and, accordingly, a valuation allowance has been established for such amounts.

The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider some of those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided.  Upon distribution of permanently reinvested earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes (adjusted for foreign tax credits).  As of January 1, 2010, the Company’s foreign subsidiary accumulated undistributed earnings that are intended to be indefinitely reinvested outside the U.S. is approximately $85.4 million.  The amount of the unrecognized deferred tax liability on this amount is approximately $27.5 million.

A reconciliation of the change in the unrecognized tax benefits (“UTB”) from December 29, 2006 to January 1, 2010 is as follows:

	Federal, State and Foreign Tax	Accrued Interest and Penalties	Unrecognized Income Tax Benefits
(in thousands)
Balance at December 29, 2006	$21,500	$2,200	$23,700
Additions for tax positions related to the current year	2,800	1,000	3,800
Additions for tax positions related to prior year	3,828	-	3,828
Other reductions for tax positions related to prior years	(400)	(100)	(500)
Foreign exchange	600	-	600
Balance at December 28, 2007	$28,328	$3,100	$31,428
Total UTBs that, if recognized, would impact the
effective tax rate as of December 28, 2007	$28,328	$3,100	$31,428
Additions for tax positions related to the current year	5,300	1,320	6,620
Additions for tax positions related to prior year	3,800	-	3,800
Other reductions for tax positions related to prior years	(900)	(20)	(920)
Foreign exchange	(600)	-	(600)
Balance at January 2, 2009	$35,928	$4,400	$40,328
Total UTBs that, if recognized, would impact the
effective tax rate as of January 2, 2009	$35,928	$4,400	$40,328
Additions for tax positions related to the current year	3,495	871	4,366
Additions for tax positions related to prior years	699	41	740
Other reductions for tax positions related to prior years	(2,464)	(277)	(2,741)
Foreign exchange	604	-	604
Balance at January 1, 2010	$38,262	$5,035	43,297
Total UTBs that, if recognized, would impact the
effective tax rate as of January 1, 2010	$38,262	$5,035	43,297

The Company and its subsidiaries are subject to U.S. federal, state, and foreign income taxes.  The Company has substantially concluded all U.S. federal and state income tax matters for years through 1992.  Non-U.S. income tax matters have been concluded for years through 2000. The Company is currently in various stages of multiple year examinations by federal, state, and foreign (including France and Germany) taxing authorities.  Although the timing of resolution and/or closure on audits is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability includes interest and penalties at January 1, 2010, January 2, 2009, and December 28, 2007 of $5.0 million, $4.4 million, and $3.1million, respectively, which were recorded in Other non-current liabilities in the accompanying Consolidated Balance Sheets.

NOTE 13: COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects are as follows:

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands)
Net income attributable to Trimble Navigation Ltd.	$63,446	$141,472	$117,374
Foreign currency translation adjustments, net of tax of $(2,551) in 2009, $4,849 in 2008, and $(1,384) in 2007	20,583	(31,722)	18,655
Net unrealized actuarial gain (loss)	(327)	43	(13)
Net unrealized gain (loss) on investments	392	(392)	(33)
Comprehensive income attributable to Trimble Navigation Ltd.	84,094	109,401	135,983
Comprehensive income attributable to the noncontrolling interests	988	3,655	-
Total comprehensive income	$85,082	$113,056	$135,983

The components of accumulated other comprehensive income, net of related tax were as follows:

	January 1,	January 2,
Fiscal Years Ended	2010	2009
(in thousands)
Accumulated foreign currency translation adjustments	$48,730	$28,147
Net unrealized loss on investments	-	(392)
Net unrealized actuarial losses	(433)	(106)
Total accumulated other comprehensive income	$48,297	$27,649

NOTE 14: EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 15,550,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. The amended Purchase Plan terminates on September 30, 2018. In fiscal 2009, 2008 and 2007, the shares issued under the Purchase Plan were 763,597, 437,833, and 430,068 shares, respectively. Compensation expense recognized during fiscal 2009, 2008, and 2007 related to shares granted under the Employee Stock Purchase Plan was $3.4 million, $3.4 million, and $2.6 million, respectively. At January 1, 2010, the number of shares reserved for future purchases by eligible employees was 3,808,620.

Restricted Stock Award

Trimble did not grant any restricted stock awards in fiscal 2009, fiscal 2008, or fiscal 2007.  During the second quarter of fiscal 2006, the Company granted 40,000 shares of restricted common stock. The award vests 20% on June 30, 2005 and an additional 20% each June 30 thereafter. The Company recorded compensation expense in the Consolidated Statements of Income of $92,000, $155,000, and $191,000 for fiscal 2009, 2008, and 2007, respectively.

2002 Stock Plan

In 2002, Trimble’s board of directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan approved by the shareholders provides for the granting of incentive and non-statutory stock options and stock awards for up to 20,000,000 shares plus any shares currently reserved but unissued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 20% at the first anniversary of grant and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. In certain instances, grants vest at a rate of 40% at the second anniversary of grant and monthly thereafter at an annual rate of 20% with full vesting occurring at the fifth anniversary of the grant. The Company issues new shares for option exercises. The majority of the restricted share units granted under this plan vest 100% after three years.  As of January 1, 2010, options to purchase 10,786,746 shares were outstanding, 890,414 restricted stock units were unvested, and 7,683,688 were available for future grant under the 2002 Plan.

@Road Plan

In connection with the acquisition of @Road in February 2007, the Company assumed all of the outstanding stock options of @Road’s 2000 Stock Option Plan (“@Road Plan”) as well as the plan itself.  The @Road Plan provides for the granting of incentive and non-statutory stock options.  Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant.  Employee stock options granted under the @Road Plan generally have 120-month terms, and vest at a rate of 20% at the first anniversary of grant and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant.  The Company issues new shares for option exercises.  As of January 1, 2010, options to purchase 501,864 shares were outstanding under the @Road Plan.  Shares under this plan are no longer available for grant due to the merger of @Road into Trimble.

1993 Stock Option Plan

In 1992, Trimble's board of directors adopted the 1993 Stock Option Plan (“1993 Plan”). The 1993 Plan, as amended to date and approved by shareholders, provided for the granting of incentive and non-statutory stock options for up to 19,125,000 shares of Common Stock to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 1993 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The Company issues new shares for option exercises. As of January 1, 2010, options to purchase 835,161 shares were outstanding and no shares were available for future grant.

1992 Employee Stock Bonus Plan

In 1992, Trimble's board of directors approved the 1992 Employee Stock Bonus Plan ("Bonus Plan"). As of January 1, 2010, there were no options outstanding to purchase shares and 4,598 were available for future grant under the 1992 Employee Stock Bonus Plan.

1990 Director Stock Option Plan

In December 1990, Trimble adopted a Director Stock Option Plan under which an aggregate of 1,140,000 shares of Common Stock have been reserved for issuance to non-employee directors as approved by the shareholders to date. At January 1, 2010, options to purchase 60,000 shares were outstanding, and no shares were available for future grants under the Director Stock Option Plan.

Options Outstanding and Exercisable

Exercise prices for options outstanding as of January 1, 2010, ranged from $3.35 to $40.59. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information with respect to options outstanding at January 1, 2010:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Exercise Price	Remaining	Number	Exercise Price
Range	Outstanding	per Share	Contractual Life (Years)	Exercisable	per Share
(in thousands, except for per share data)
$3.35 – $7.00	1,161	$5.41	2.01	1,161	$5.41
$7.27 – $10.88	1,179	8.58	3.55	1,180	8.58
$11.24 – $14.53	1,267	14.05	3.85	1,267	14.05
$14.91 – $17.00	1,425	16.57	5.63	1,201	16.52
$17.06 – $19.78	329	18.70	5.47	288	18.73
$19.96	1,262	19.96	5.79	54	19.96
$20.01– $21.68	1,674	20.96	6.77	88	20.73
$21.72 – $23.36	120	22.56	5.63	106	22.55
$23.44	1,175	23.44	3.80	727	23.44
$23.55 – $40.59	1,701	32.95	5.07	562	34.39
Total	11,293	$18.64	4.75	6,634	$15.24

			Weighted-
		Weighted-	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	Of Shares	Exercise Price	Contractual Term	Value
	(in thousands)	per Share	(in years)	(in thousands)
Options outstanding	11,293	$18.64	4.75	$87,263
Options outstanding and expected to vest	10,534	18.28	4.68	84,681
Options exercisable	6,634	15.24	4.03	71,294

Options outstanding and expected to vest are adjusted for expected forfeitures. The aggregate intrinsic value is the total pretax intrinsic value based on the Company’s closing stock price of $25.20 as of January 1, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

As of January 1, 2010, the total unamortized stock option expense is $30.4 million with a weighted-average recognition period of 3.5 years.

Option Activity

Activity during fiscal 2009, under the combined plans was as follows:

	Options	Weighted average exercise price
(in thousands, except for per share data)

Outstanding at beginning of year	10,456	$17.76
Granted	1,611	20.91
Exercised	(627)	9.10
Cancelled	(147)	22.17
Outstanding at end of year	11,293	$18.64

Available for grant	7,688

The total intrinsic value of options exercised during fiscal 2009, 2008, and 2007 was $7.8 million, $28.3 million, and $68.4 million, respectively.  Compensation expense recognized during fiscal 2009, 2008, and 2007 related to stock options was $11.7 million, $11.8 million, and $12.3 million, respectively.

Restricted Stock Unit Activity

Activity during fiscal 2009 was as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(in thousands, except for per share data)

Unvested at beginning of year	156	$27.78
Granted	744	20.51
Vested	-	-
Cancelled	(10)	24.85
Unvested at end of year	890	$22.29

Compensation expense recognized during fiscal 2009, 2008, and 2007 related to restricted stock units was $3.5 million, $1.0 million, and $65,000, respectively. As of January 1, 2010, there was $12.4 million of total unamortized restricted stock unit compensation expense related to unvested restricted stock units, with a weighted-average recognition period of 2.31 years.

NOTE 15: BENEFIT PLANS

401(k) Plan

Under the Company’s 401(k) Plan, U.S. employee participants (including employees of certain subsidiaries) may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Trimble Fund sold 85,452 net shares of Common Stock for an aggregate of $1.9 million in fiscal 2009. The Company, at its discretion, matches individual employee 401(k) Plan contributions at a rate of fifty cents of every dollar that the employee contributes to the 401(k) Plan up to 5% of the employee’s annual salary to an annual maximum of $2,500. The Company’s matching contributions to the 401(k) Plan were $3.2 million in fiscal 2009, $3.3 million in fiscal 2008 and $3.1 million in fiscal 2007.

Defined Contribution Pension Plans

Certain of the Company’s European subsidiaries participate in state sponsored pension plans.  Contributions are based on specified percentages of employee salaries.  For these plans, the Company contributed and charged to expense approximately $0.9 million for fiscal 2009, $0.9 million for fiscal 2008, and $0.8 million for fiscal 2007.

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

The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the Consolidated Balance Sheet and that the changes in the funded status in Accumulated Other Comprehensive Income.

The pension related balances on the Company’s Consolidated Balance Sheet at January 1, 2010 and January 2, 2009 are presented in the following table.

Fiscal Years Ended	January 1,	January 2,
	2010	2009
(in thousands)

Current accrued pension liability	$382	$140
Non-current accrued pension liability	5,915	5,439
Unrecognized actuarial loss	(433)	(106)

The changes in the benefit obligations and plan assets of the significant non-U.S. defined benefit pension plans for fiscal 2009 and 2008 were as follows:

	January 1,	January 2,
Fiscal Years Ended	2010	2009
(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$6,939	$10,231
Adjustment to (exclude)/include benefit obligation for the Netherlands subsidiary*	-	(2,334)
Benefit obligation at beginning of year (restated)	6,939	7,897
Service cost	31	33
Interest cost	326	337
Benefits paid	(404)	(303)
Foreign exchange impact	463	(963)
Actuarial (gains) losses	354	(62)
Benefit obligation at end of year	7,709	6,939
Change in plan assets:
Fair value of plan assets at beginning of year	1,360	3,309
Adjustment to include fair value of plan assets for the Netherlands subsidiary*	-	(1,984)
Fair value of plan assets at beginning of year (restated)	1,360	1,325
Actual return on plan assets	28	38
Employer contribution	71	68
Plan participants’ contributions	-	-
Benefits paid	(66)	(59)
Foreign exchange impact	19	(12)
Fair value of plan assets at end of year	1,412	1,360

Benefit obligation in excess of plan assets at end of year	$6,297	$5,579

Current portion (included in accrued compensation and benefits)	382	140
Non-current portion (included in other non-current liabilities)	5,915	5,439

* The Company changed its defined benefit pension plan in the Netherlands to a defined contribution plan in fiscal 2008.

The under-funded status of the plan of $6.3 million at January 1, 2010 is recognized in the accompanying Consolidated Balance Sheets as a short-term and a long-term accrued pension liability.  No plan assets are expected to be returned to Trimble during fiscal 2010.

Net periodic benefit cost in fiscal 2009 was not material.

Actuarial assumptions used to determine the net periodic pension costs for fiscal 2009 were as follows:

	Swedish Subsidiary	German Subsidiaries
Discount rate	3.5%	5.8%
Rate of compensation increase	1.5%	2.0%
Measurement date	1/1/2010	1/1/2010

The Company’s accumulated benefits obligation was approximately $7.7 million and $6.9 million for fiscal 2009 and fiscal 2008, respectively.

The following table provides additional fair value information relating to the Company’s plan assets:

	Fair Values as of January 1, 2010
(in thousands)	Level I	Level II	Level III	Total
Asset Category
Local government bonds	$-	$1,313	$-	$1,313
Equity securities	-	57	-	57
Real estate	-	-	42	42
Total	$-	$1,370	$42	$1,412

The Company’s plan assets are primarily located in the Company's German subsidiaries. For German subsidiaries, for fiscal 2009, the asset allocation of the total plan assets was approximately as follows:  93% local government bonds, 3% real estate and 4% equity securities. Long-term asset allocation and expected return on assets assumptions are derived from detailed annual studies conducted by the Company's asset management group and actuaries. The Company’s asset management group limits allocation to equity securities and real estate to a maximum of 10% and 25%, respectively, with the remaining assets to be allocated to local government bonds. While the asset allocation give appropriate consideration to recent performance and historical returns, the strategy is focused primarily on conservative and sustainable long-term returns. Based on historical returns, the Company expects future return on assets to be approximately 4%.

The table below sets forth a summary of changes in the fair value of the Level III plan assets for the twelve months ended January 1, 2010.

Level III plan assets
As of	January 1, 2010
(in thousands)

Balance as of January 2, 2009	$95
Transfer out of real estate	(53)
Balance as of January 1, 2010	$42

The Company expects to contribute approximately $371,000 to plan assets in fiscal year ended 2010.

The following benefit payments, which reflect estimated future employee service, as appropriate, are expected to be paid (in thousands):

2010	$449
2011	459
2012	461
2013	491
2014	491
Thereafter	4,773
Total	$7,124

NOTE 16: STATEMENT OF CASH FLOW DATA

	January 1,	January 2,	December 28,
Fiscal Years Ended	2010	2009	2007
(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$1,812	$2,451	$6,250
Income taxes paid	$26,703	$73,756	$35,170

Significant non-cash investing activities:
Issuance of shares to acquire @Road	$-	$-	$161,947

Note 17: Litigation

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

NOTE 18: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	April 3,	July 3,	October 2,	January 1,
Fiscal period ended	2009	2009	2009	2010
(in thousands, except per share data)

Revenue	$288,954	$290,063	$269,713	$277,529
Gross margin	143,958	142,800	132,458	130,652
Net income attributable to Trimble Navigation Ltd.	17,465	20,857	15,577	9,547

Basic net income per share	0.15	0.17	0.13	0.08
Diluted net income per share	0.14	0.17	0.13	0.08

	March 28,	June 27,	September 26,	January 2,
Fiscal period ended	2008	2008	2008	2009
(in thousands, except per share data)

Revenue	$355,296	$377,767	$328,087	$268,084
Gross margin	174,376	187,099	165,623	122,038
Net income attributable to Trimble Navigation Ltd.	40,067	48,599	39,067	13,739

Basic net income per share	0.33	0.40	0.32	0.12
Diluted net income per share	0.32	0.39	0.31	0.11

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2009 was a 52-week year and fiscal 2008 was a 53-week year. As a result of the extra week, year-over-year results may not be comparable. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, the Company, analysts, shareholders, investors, and others will have to make appropriate adjustments to any analysis performed when comparing our activities and results.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of January 1, 2010 and January 2, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2010. Our audits also included the financial statement schedule listed in the index at Item 15 (a) Schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at January 1, 2010 and January 2, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2010, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests and accounting for business combinations during 2009, and its method of accounting for uncertain tax positions as of December 30, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trimble Navigation Limited’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited Trimble Navigation Limited’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trimble Navigation Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trimble Navigation Limited maintained, in all material respects, effective internal control over financial reporting as of January 1, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trimble Navigation Limited as of January 1, 2010 and January 2, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2010 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 26, 2010

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

The Company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of January 1, 2010.

The effectiveness of our internal control over financial reporting as of January 1, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

During the quarter ended January 1, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item insofar as it relates to the nominating and audit committees will be contained in the Proxy Statement under the caption “Board Meetings and Committees.”

Code of Ethics

The Company’s Business Ethics and Conduct Policy applies to, among others, the Company’s Chief Executive Officer, Chief Financial Officer, Vice President of Finance, Corporate Controller, and other finance organization employees. The Business Ethics and Conduct Policy is available on the Company’s website at www.trimble.com under the heading “Corporate Governance and Policies” on the Investor Information page of our website. A copy will be provided, without charge, to any shareholder who requests one by written request addressed to General Counsel, Trimble Navigation Limited, 935 Stewart Drive, Sunnyvale, CA 94085.

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

(b)	Exhibits

Exhibit
Number
3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (4)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (5)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)
3.4	Certificate of Determination of the Company filed February 19, 1999. (7)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (13)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (15)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (20)
3.8	Bylaws of the Company (amended and restated through July 20, 2006). (14)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (17)
10. 2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)
10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)
10.4+	1993 Stock Option Plan, as amended October 24, 2003. (10)
10.5+	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan, including forms of subscription agreements. (31)
10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (8)
10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 19, 2007. (9)

10.8+	Trimble Navigation Limited Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (11)
10.9+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan, including forms of option and restricted stock unit agreements. (31)
10.10
Amended and Restated Credit Agreement dated February 16, 2007 (amending and restating the Credit Agreement dated as of July 28, 2005)  among Trimble Navigation Limited, the Subsidiary Borrowers, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), Citibank N.A. and BMO Capital Markets  (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner). (12)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (16)
10.12+	Board of Directors Compensation Policy effective April 24, 2009. (23)
10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (27)
10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (28)
10.15+	Amendment to letter of employment between the Company and Rajat Bahri dated December 31, 2008. (29)
10.16	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (19)
10.17+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (21)
10.18	Amendment No. 1 to the Amended and Restated Credit Agreement. (26)
10.19+	Trimble Navigation Limited Annual Management Incentive Plan Description. (18)
10.20+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (30)
10.21 **
Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated March 12, 2004, as amended January 19, 2005, October 25, 2005 and June 20, 2007. (24)

10.22 **	Consigned Excess Inventory Addendum to the Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated July 6, 2009. (25)
21.1	Subsidiaries of the Company. (31)
23.1	Consent of Independent Registered Public Accounting Firm. (31)
24.1	Power of Attorney included on signature page herein.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)

(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference exhibit number 10.46 to the Company’s Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.
(10)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(11)	Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(12)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(13)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(14)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.

(15)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(16)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(17)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(18)	Incorporated by reference to exhibit number 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(19)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(20)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(21)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(22)	Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(23)	Incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(24)	Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(25)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.
(26)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(27)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(28)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(29)	Incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(30)	Incorporated by reference to exhibit number 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(31)	Filed herewith.

+ Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10K.

** Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

EXHIBIT LIST

Exhibit
Number
3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (4)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (5)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)
3.4	Certificate of Determination of the Company filed February 19, 1999. (7)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (13)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (15)
3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (20)
3.8	Bylaws of the Company (amended and restated through July 20, 2006). (14)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (17)
10. 2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)
10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)
10.4+	1993 Stock Option Plan, as amended October 24, 2003. (10)
10.5+	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan, including forms of subscription agreements. (31)
10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (8)
10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 19, 2007. (9)
10.8+	Trimble Navigation Limited Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (11)
10.9+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan, including forms of option and restricted stock unit agreements. (31)
10.10
Amended and Restated Credit Agreement dated February 16, 2007 (amending and restating the Credit Agreement dated as of July 28, 2005)  among Trimble Navigation Limited, the Subsidiary Borrowers, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), Citibank N.A. and BMO Capital Markets  (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner). (12)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (16)
10.12+	Board of Directors Compensation Policy effective April 24, 2009. (23)
10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (27)
10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (28)
10.15+	Amendment to letter of employment between the Company and Rajat Bahri dated December 31, 2008. (29)
10.16	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (19)
10.17+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (21)
10.18	Amendment No. 1 to the Amended and Restated Credit Agreement. (26)
10.19+	Trimble Navigation Limited Annual Management Incentive Plan Description. (18)
10.20+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (30)
10.21 **
Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated March 12, 2004, as amended January 19, 2005, October 25, 2005 and June 20, 2007. (24)

10.22 **	Consigned Excess Inventory Addendum to the Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated July 6, 2009. (25)
21.1	Subsidiaries of the Company. (31)
23.1	Consent of Independent Registered Public Accounting Firm. (31)
24.1	Power of Attorney included on signature page herein.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)

(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference exhibit number 10.46 to the Company’s Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.
(10)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(11)	Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(12)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(13)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(14)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(15)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(16)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(17)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(18)	Incorporated by reference to exhibit number 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(19)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(20)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(21)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(22)	Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(23)	Incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(24)	Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(25)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.
(26)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(27)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(28)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(29)	Incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(30)	Incorporated by reference to exhibit number 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(31)	Filed herewith.

+ Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10K.

** Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED

By: /s/ Steven W. Berglund
Steven W. Berglund,
President and Chief Executive Officer

 February 26, 2010

SCHEDULE II
TRIMBLE NAVIGATION LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	January 1,	January 2,	December 28,
Allowance for doubtful accounts:	2010	2009	2007
Balance at beginning of period	$5,999	$5,221	$4,063
Acquired allowance	114	131	1,812
Bad debt expense	4,070	2,667	1,303
Write-offs, net of recoveries	(6,308)	(2,020)	(1,957)
Balance at end of period	$3,875	$5,999	$5,221

Inventory allowance:
Balance at beginning of period	$29,757	$29,626	$28,582
Acquired allowance	464	1,720	560
Additions to allowance	3,302	4,892	4,524
Write-offs, net of recoveries	(5,410)	(6,481)	(4,040)
Balance at end of period	$28,113	$29,757	$29,626

Sales return reserve:
Balance at beginning of period	$1,819	$1,684	$859
Acquired allowance	-	-	295
Additions (Reductions) to allowance	(61)	162	465
Write-offs, net of recoveries	(15)	(27)	64
Balance at end of period	$1,743	$1,819	$1,683