Form 10-Q
period 2010-04-02
TRIMBLE NAVIGATION LTD /CA/
filed 2010-05-07
CIK 864749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2010

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

Telephone Number (408) 481-8000

(Registrant’s telephone number, including area code)

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

Yes            ☐             No            ☒

As of May 5, 2010, there were 121,301,205 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED

FORM 10-Q for the Quarter Ended April 2, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 2, 2010	January 1, 2010
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$307,073	$273,848
Accounts receivable, net	236,788	202,293
Other receivables	3,893	11,856
Inventories, net	150,657	144,012
Deferred income taxes	39,504	39,686
Other current assets	21,106	18,383

Total current assets	759,021	690,078
Property and equipment, net	45,250	44,635
Goodwill	771,046	764,193
Other purchased intangible assets, net	201,105	202,782
Other non-current assets	57,231	51,589

Total assets	$1,833,653	$1,753,277

LIABILITIES
Current liabilities:
Current portion of long-term debt	$394	$445
Accounts payable	81,082	53,775
Accrued compensation and benefits	47,661	43,272
Deferred revenue	71,582	68,968
Accrued warranty expense	14,375	14,744
Other current liabilities	39,383	42,041

Total current liabilities	254,477	223,245
Non-current portion of long-term debt	151,059	151,038
Non-current deferred revenue	16,365	15,599
Deferred income taxes	41,658	38,857
Other non-current liabilities	65,184	59,983

Total liabilities	528,743	488,722

Commitments and contingencies

EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	-	-
Common stock, no par value; 180,000 shares authorized; 121,042 and 120,450 shares issued and outstanding at April 2, 2010 and January 1, 2010, respectively	735,126	720,248
Retained earnings	519,265	491,367
Accumulated other comprehensive income	40,793	48,297

Total Trimble Navigation Ltd. shareholders’ equity	1,295,184	1,259,912
Noncontrolling interests	9,726	4,643

Total equity	1,304,910	1,264,555

Total liabilities and equity	$1,833,653	$1,753,277

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	April 2, 2010	April 3, 2009
(In thousands, except per share data)

Revenue (1)	$319,015	$288,954
Cost of sales (1)	160,018	144,996

Gross margin	158,997	143,958

Operating expenses
Research and development	35,890	34,137
Sales and marketing	49,768	48,935
General and administrative	28,547	26,042
Restructuring charges	631	3,623
Amortization of purchased intangible assets	8,046	6,969

Total operating expenses	122,882	119,706

Operating income	36,115	24,252
Non-operating income (loss), net
Interest income	399	199
Interest expense	(398)	(493)
Foreign currency transaction gain, net	746	184
Income (loss) from equity method investments, net	2,474	(107)
Other income (expense), net	314	(439)

Total non-operating income, net	3,535	(656)

Income before taxes	39,650	23,596
Income tax provision	11,498	5,899

Net income	28,152	17,697
Less: Net income attributable to noncontrolling interest	254	232

Net income attributable to Trimble Navigation Ltd.	$27,898	$17,465

Basic earnings per share	$0.23	$0.15

Shares used in calculating basic earnings per share	120,760	119,260

Diluted earnings per share	$0.23	$0.14

Shares used in calculating diluted earnings per share	123,829	120,926

(1) Sales to Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble) were $5.5 million and $4.4 million for the three months ended April 2, 2010 and April 3, 2009, respectively, with associated cost of sales to those related parties of $3.7 million and $2.9 million, respectively. In addition, cost of sales associated with related party net inventory purchases was $6.1 million and $4.5 million for the three months ended April 2, 2010 and April 3, 2009, respectively. See Note 4 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 2, 2010	April 3, 2009
(Dollars in thousands)

Cash flow from operating activities:
Net income	$28,152	$17,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,451	4,463
Amortization expense	13,817	12,298
Provision for doubtful accounts	1,038	2,212
Deferred income taxes	103	(1,606)
Stock-based compensation	5,641	4,226
Loss (income) from equity method investments, net	(2,474)	107
Excess tax benefit for stock-based compensation	(482)	(21)
Provision for excess and obsolete inventories	1,902	904
Other non-cash items	(1,760)	(2,277)
Add decrease (increase) in assets:
Accounts receivable	(31,546)	(18,712)
Other receivables	8,060	5,486
Inventories	(9,441)	(7,327)
Other current and non-current assets	(2,103)	730
Add increase (decrease) in liabilities:
Accounts payable	27,319	12,682
Accrued compensation and benefits	4,741	2,391
Accrued liabilities	2,617	5,801
Deferred revenue	5,468	4,107

Net cash provided by operating activities	55,503	43,161

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(21,571)	(17,294)
Acquisitions of property and equipment	(5,299)	(3,261)
Acquisitions of intangible assets	(297)	(26,001)
Purchases of equity method investments	(2,750)	-
Purchases of short-term investments	-	(1,999)
Other	1	14

Net cash used in investing activities	(29,916)	(48,541)

Cash flow from financing activities:
Issuances of common stock	8,649	4,602
Excess tax benefit for stock-based compensation	482	21
Payments on long-term debt and revolving credit lines	(54)	-

Net cash provided by financing activities	9,077	4,623

Effect of exchange rate changes on cash and cash equivalents	(1,439)	(1,946)

Net increase (decrease) in cash and cash equivalents	33,225	(2,703)
Cash and cash equivalents, beginning of period	273,848	142,531

Cash and cash equivalents, end of period	$307,073	$139,828

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

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2009 was January 1, 2010. The first quarter of fiscal 2010 and fiscal 2009 ended on April 2, 2010 and April 3, 2009, respectively. Fiscal 2010 and 2009 were both 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of the Company and its majority-owned subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the minority shareholders’ proportionate share of the net assets and results of operations of the Company’s majority-owned subsidiaries.

The accompanying financial data as of April 2, 2010 and for the three months ended April 2, 2010 and April 3, 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of January 1, 2010 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2009. Certain amounts from prior periods have been reclassified to conform to the current period presentation. The following discussion should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of April 2, 2010, results of operations for the three months ended April 2, 2010 and April 3, 2009 and cash flows for the three months ended April 2, 2010 and April 3, 2009, as applicable, have been made. The results of operations for the three months ended April 2, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions. The Company has evaluated all subsequent events through the date that these financial statements have been filed with the Securities and Exchange Commission (“SEC”).

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting polices during the three months ended April 2, 2010 from those disclosed in the Company’s 2009 Form 10-K, with the exception of the Company’s accounting policy for revenue recognition as described below.

Revenue Recognition Accounting Policy

The Company elected to early adopt new revenue accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. See “Recent Accounting Pronouncements” in Note 2.

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

Revenue for orders is not recognized until the product is shipped and title has transferred to the buyer. The Company bears all costs and risks of loss or damage to the goods up to that point. The Company’s shipment terms for U.S. orders and international orders fulfilled from the Company’s European distribution center typically provide that title passes to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, the Company may choose within the place or range stipulated where the carrier will take the goods into carrier’s charge. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer. Shipping and handling costs are included in Cost of sales.

Revenue to distributors and resellers is recognized upon shipment, assuming all other criteria for revenue recognition have been met. Distributors and resellers do not typically have a right of return.

Revenue from purchased extended warranty and post contract support (“PCS”) agreements is deferred and recognized ratably over the term of the warranty or support period.

The Company presents revenue net of sales taxes and any similar assessments.

The Company’s multiple-element product offerings include hardware with embedded firmware, extended warranty and PCS services, which are considered separate units of accounting. For certain of the Company’s products, software and non-software components function together to deliver the tangible product’s essential functionality.

Some of the Company’s subscription product offerings include hardware, subscription services and extended warranty. Under the Company’s hosted arrangements, the customer typically does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Upfront fees related to the Company’s hosted solution primarily consist of amounts for the in-vehicle enabling hardware device and peripherals.

The Company’s software arrangements generally consist of a perpetual license fee and PCS. The Company generally has established vendor-specific objective evidence (“VSOE”) of fair value for the Company’s PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method. License revenue is primarily recognized when the software has been delivered and fair value has been established for all remaining undelivered elements.

In evaluating the revenue recognition for multiple deliverable agreements under the new accounting guidance the Company determined that in certain instances it was not able to establish VSOE for all deliverables in an arrangement as the Company infrequently sells each element on a standalone basis, does not price products within a narrow range, or has a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence (“TPE”). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company typically is not able to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses its best estimate of selling price (“BESP”) in the Company’s allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, market conditions, competitive landscape, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval by the Company’s management, taking into consideration the Company’s go-to-market strategy.

Total revenue as reported and pro forma total revenues that would have been reported during the three months ended April 2, 2010, if the transactions entered into or materially modified after January 1, 2010 were subject to previous accounting guidance, are shown in the following table:

(Dollars in thousands)	As Reported	Pro Forma
Total revenue for the three months ended April 2, 2010	$319,015	$318,207

The impact of the revised accounting guidance to total revenue during the three months ended April 2, 2010 was attributable to the reallocation of discounts offered to all revenue elements and the recognition of hardware associated with subscription contracts, which was previously recognized ratably over the contract period.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2010 are as follows:

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance, which is now codified under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 2, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company at the beginning of fiscal 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued accounting guidance which changes the consolidation guidance applicable to a variable interest entity (“VIE”). The guidance, now codified under the Consolidation Topic of the FASB Accounting Standards Codification, also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, GAAP required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The Company adopted this guidance in the first quarter of fiscal 2010. The adoption of the guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued an amendment which eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. In addition, the guidance updated whether multiple deliverables exist and how the deliverables in an arrangement should be separated. The amendment also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor specific objective evidence (VSOE) if available; (2) third-party evidence (TPE) if VSOE evidence is not available; and (3) estimated selling (ESP) price if neither VSOE nor TPE is available. In addition, the FASB modified the accounting for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of software revenue guidance. Both amendments are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company early adopted this guidance in the first quarter of fiscal 2010 on a prospective basis.

NOTE 3. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In January 2008, the Company’s Board of Directors authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing the Company to repurchase up to $250 million of Trimble’s common stock under this program. No shares of common stock were repurchased during the three months ended April 2, 2010 and April 3, 2009. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired. As of April 2, 2010, the 2008 Stock Repurchase Program had remaining authorized funds of $124.1 million. After placing the program on hold in late 2008 due to the economic downturn, Trimble will resume purchases under the program, beginning in the second quarter of 2010. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

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

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Condensed Consolidated Statements of Income for the three months ended April 2, 2010 and April 3, 2009.

	Three Months Ended
	April 2, 2010	April 3, 2009

(Dollars in thousands)

Cost of sales	$501	$438

Research and development	947	784
Sales and marketing	1,383	1,004
General and administrative	2,810	2,000

Total operating expenses	5,140	3,788

Total stock-based compensation expense	5,641	4,226
Tax benefit (1)	(776)	(408)

Total stock-based compensation expense, net of tax	$4,865	$3,818

(1) Tax benefit related to U.S. non-qualified options, restricted stock units, and disqualified disposition of incentive stock options, applying a Federal statutory and State (Federal effected) tax rate for the respective periods.

Options

Stock option expense recognized during the period is based on the fair value of the portion of the stock option that is expected to vest during the period and is net of estimated forfeitures. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The Black-Scholes model was used to value those options granted prior to the fourth quarter of fiscal 2005. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted during the three months ended April 2, 2010 and April 3, 2009, the following weighted average assumptions were used:

	Three Months Ended

	April 2, 2010	April 3, 2009

Expected dividend yield	--	--
Expected stock price volatility	43.5%	48.8%
Risk free interest rate	2.1%	2.4%
Expected life of option	4.2 years	3.9 years

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

NOTE 4. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar, began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income (loss) from equity method investments, net in the Non-operating income (expense), net section of the Condensed Consolidated Statements of Income. During the three months ended April 2, 2010, the Company recorded $1.7 million as its proportionate share of CTCT net income. During the comparable period of 2009, the Company recorded $0.7 million, as its proportionate share of CTCT net income. During the fiscal quarters ended April 2, 2010 and April 3, 2009, there were no dividends received from CTCT. The carrying amount of the investment in CTCT was $8.8 million at April 2, 2010 and $7.1 million at January 1, 2010, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at direct cost, plus a mark-up for the Company’s overhead costs to CTCT. CTCT then resells products at cost, plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. Generally, the Company sells products through its after-market dealer channel, and Caterpillar sells products for factory and dealer installation. CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company. During the three months ended April 2, 2010, the Company recorded $0.9 million of revenue and $0.9 million of cost of sales for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel. During the comparable three month period of fiscal 2009, the Company recorded $0.9 million of revenue and $0.8 million of cost of sales for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel. In addition, during the three months ended April 2, 2010 and April 3, 2009, the Company recorded $6.1 million and $4.5 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $2.7 million for both the three months ended April 2, 2010 and April 3, 2009. The reimbursements were offset against operating expense.

At April 2, 2010 and January 1, 2010, the Company had amounts due to and from CTCT. Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties. The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets. At April 2, 2010 and January 1, 2010, the receivables from CTCT were $6.6 million and $3.5 million, respectively, and are included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets. As of the same dates, the payables due to CTCT were $9.1 million and $4.4 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income (loss) from equity method investments, net in the Non-operating income (loss), net section of the Condensed Consolidated Statements of Income. During the three months ended April 2, 2010 and April 3, 2009, the Company recorded a profit of $0.8 million and a loss of $0.5 million, respectively, as its proportionate share of Nikon-Trimble net income. During the three months ended April 2, 2010 and April 3, 2009, there were no dividends received from Nikon-Trimble. The carrying amount of the investment in Nikon-Trimble was $12.2 million at April 2, 2010 and $11.4 million at January 1, 2010, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products. The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company. During the three months ended April 2, 2010, the Company recorded $4.6 million of revenue and $2.8 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. During the three months ended April 3, 2009, the Company recorded $3.5 million of revenue and $2.1 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $5.4 million and $1.6 million during the three months ended April 2, 2010 and April 3, 2009, respectively.

At April 2, 2010 and January 1, 2010, the Company had amounts due to and from Nikon-Trimble. Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties. The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheets. At April 2, 2010 and January 1, 2010, the amounts due from Nikon-Trimble were both $4.7 million and are included within Accounts receivable, net on the Condensed Consolidated Balance Sheets. As of the same dates, the amounts due to Nikon-Trimble were $5.6 million and $4.5 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:

	April 2, 2010

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed product technology	$214,877	$(122,145)	$92,732
Trade names and trademarks	20,945	(15,280)	5,665
Customer relationships	130,703	(53,022)	77,681
Distribution rights and other intellectual properties *	46,839	(21,813)	25,026

	$413,364	$(212,260)	$201,104

	January 1, 2010

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed product technology	$213,696	$(114,870)	$98,826
Trade names and trademarks	20,861	(14,891)	5,970
Customer relationships	120,990	(48,885)	72,105
Distribution rights and other intellectual properties *	46,702	(20,821)	25,881

	$402,249	$(199,467)	$202,782

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

The estimated future amortization expense of intangible assets as of April 2, 2010, is as follows:

(Dollars in thousands)
2010 (Remaining)	$40,724
2011	49,221
2012	41,618
2013	36,911
2014	15,863
Thereafter	16,768

Total	$201,105

Goodwill

The changes in the carrying amount of goodwill by operating segment for the three months ended April 2, 2010, are as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total

(Dollars in thousands)
Balance as of January 1, 2010	$389,702	$26,776	$333,265	$14,450	$764,193
Additions due to acquisitions	9,443	1,668	-	-	11,111
Purchase price adjustments	377	(1,056)	-	-	(679)
Foreign currency translation adjustments	(3,794)	(2)	(168)	385	(3,579)

Balance as of April 2, 2010	$395,728	$27,386	$333,097	$14,835	$771,046

Of the total purchase price adjustments of $0.7 million recorded during the three months ended April 2, 2010, tax adjustments of $1.1 million was offset by earn-out payments of $0.4 million.

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

As of	April 2, 2010	January 1, 2010

(Dollars in thousands)

Raw materials	$53,047	$51,489
Work-in-process	4,705	4,869
Finished goods	92,905	87,654

Total inventories, net	$150,657	$144,012

Deferred costs of revenue are included within finished goods and were $19.5 million at April 2, 2010 and $16.8 million at January 1, 2010.

Other non-current liabilities consisted of the following:

As of	April 2, 2010	January 1, 2010

(Dollars in thousands)

Deferred compensation	$8,838	$8,264
Unrecognized tax benefits	38,288	36,968
Other non-current liabilities	18,058	14,751

Total other non-current liabilities	$65,184	$59,983

As of April 2, 2010 and January 1, 2010, the Company has $38.3 million and $37.0 million, respectively, of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably affect the effective income tax rate and interest and/or penalties related to income tax matters in future periods.

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

The Company evaluates each of its segment’s performance and allocates resources based on segment operating income from operations before income taxes and some corporate allocations. The Company and each of its segments employ consistent accounting policies.

The following table presents revenue, operating income, and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangibles, amortization of acquisition-related inventory step-up, non-recurring acquisition costs, restructuring charges, non-operating income (loss), net, and income tax provision. The identifiable assets that the Company’s Chief Operating Decision Maker, its Chief Executive Officer, views by segment are accounts receivable, inventories, and goodwill.

	Reporting Segments

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total

(Dollars in thousands)

Three Months Ended April 2, 2010
Segment revenue	$157,618	$95,901	$37,959	$27,537	$319,015
Operating income	18,807	39,313	1,899	5,625	65,644

Three Months Ended April 3, 2009
Segment revenue	$127,651	$99,157	$38,288	$23,858	$288,954
Operating income	2,509	42,203	3,148	4,312	52,172

As of April 2, 2010
Accounts receivable	$127,774	$65,476	$26,512	$17,026	$236,788
Inventories	95,108	24,301	16,402	14,846	150,657
Goodwill	395,728	27,386	333,097	14,835	771,046

As of January 1, 2010
Accounts receivable	$118,033	$37,178	$29,572	$17,510	$202,293
Inventories	91,248	22,025	16,826	13,913	144,012
Goodwill	389,702	26,776	333,265	14,450	764,193

Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and non-recurring acquisition costs. A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended

	April 2, 2010	April 3, 2009

(Dollars in thousands)

Consolidated segment operating income	$65,644	$52,172
Unallocated corporate expense	(15,038)	(11,134)
Amortization of purchased intangible assets	(13,817)	(12,298)
Restructuring charges	(674)	(4,488)

Consolidated operating income	36,115	24,252
Non-operating income (expense), net	3,535	(656)

Consolidated income before taxes	$39,650	$23,596

NOTE 8. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

Long-term debt consisted of the following:

As of	April 2, 2010	January 1, 2010

(Dollars in thousands)

Credit Facilities:
Revolving credit facility	$151,000	$151,000
Promissory notes and other	453	483

Total debt	151,453	151,483

Less current portion of long-term debt	394	445

Non-current portion	$151,059	$151,038

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

In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which was repaid in full during fiscal 2008. As of April 2, 2010, the Company had an outstanding balance on the revolving credit line of $151.0 million which was drawn down in fiscal 2008.

The Company may borrow funds under the 2007 Credit Facility in U.S. Dollars or in certain other currencies, and borrowings will bear interest, at the Company’s option, at either: (i) a base rate, based on the administrative agent’s prime rate, plus a margin of between 0% and 0.125%, depending on the Company’s leverage ratio as of its most recently ended fiscal quarter, or (ii) a reserve-adjusted rate based on the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Stockholm Interbank Offered Rate (STIBOR), or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.625% and 1.125%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The Company’s obligations under the 2007 Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries.

The 2007 Credit Facility contains customary affirmative, negative, and financial covenants including, among other requirements, negative covenants that restrict the Company’s ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company’s obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of April 2, 2010, the Company was in compliance with all financial debt covenants.

Notes Payable

As of April 2, 2010 and January 1, 2010, the Company had notes payable totaling approximately $453,000 and $483,000, respectively, primarily consisting of government loans to foreign subsidiaries.

Leases and other commitments

The estimated future minimum operating lease commitments as of April 2, 2010, are as follows (dollars in thousands):

2010 (Remaining)	$13,696
2011	13,474
2012	10,292
2013	4,418
2014	3,001
Thereafter	2,284

Total	$47,165

Additionally, as of April 2, 2010, the Company had acquisition-related earn-outs of $4.4 million and holdbacks of $16.7 million recorded in Other current liabilities and Other non-current liabilities. The maximum remaining payments, including the $4.4 million and $16.7 million recorded, will not exceed $44.0 million. The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments. The remaining earn-outs and holdbacks are payable through 2012.

At April 2, 2010, the Company had unconditional purchase obligations of approximately $64.3 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

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

	Fair Values as of April 2, 2010

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$215,866	$-	$-	$215,866
Deferred compensation plan assets (2)	-	9,082	-	9,082
Derivative assets (3)	-	228	-	228

Total	$215,866	$9,310	$-	$225,176

Liabilities
Deferred compensation plan liabilities (2)	$-	$8,837	$-	$8,837
Derivative liabilities (3)	-	168	-	168
Contingent consideration liability (4)	-	-	4,379	4,379

Total	$-	$9,005	$4,379	$13,384

(1)

These investments are highly liquid investments such as money market funds and U.S. Treasury bills. The fair values are determined using observable quoted prices in active markets. Money market funds are included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The table above incorrectly excluded certain Level I money market funds during fiscal 2008 and 2009. These funds were correctly included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

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

(4)

The Company has four contingent consideration arrangements that require it to pay the former owners of certain companies it acquired during fiscal 2009 and fiscal 2010. The undiscounted maximum payment under all four arrangements is $8.4 million, based on future revenues or gross margins over a 3 year period. The Company estimated the fair value of these liabilities using the expected cash flow approach with inputs being probability-weighted revenue or gross margin projections, as the case may be, and discount rates ranging from 0.16% to 1.46%. Of the total contingent consideration liability, $0.4 million and $4.0 million were included in Other current liabilities and Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The table below sets forth a summary of changes in the fair value of the Level III contingent consideration liability for the three month ended April 2, 2010.

As of	Level III liabilities April 2, 2010

(Dollars in thousands)

Balance as of January 1, 2010	$2,200
Acquisitions	2,379
Realized gains/(losses)	(200)

Balance as of April 2, 2010	$4,379

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

As of	April 2, 2010		January 1, 2010

(Dollars in thousands)

Assets:
Cash and cash equivalents	$307,073	$307,073	$273,848	$273,848
Forward foreign currency exchange contracts	228	228	594	594

Liabilities:
Credit facility	$151,000	$148,451	$151,000	$147,144
Forward foreign currency exchange contracts	168	168	52	52
Promissory note and other	453	449	483	479

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

Changes in the Company’s product warranty liability during the three months ended April 2, 2010 are as follows:

(Dollars in thousands)
Balance as of January 1, 2010	$14,744
Accruals for warranties issued	4,588
Changes in estimates	(497)
Warranty settlements (in cash or in kind)	(4,460)

Balance as of April 2, 2010	$14,375

NOTE 11. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended
	April 2, 2010	April 3, 2009
(Dollars in thousands, except per share amounts)

Numerator:

Net income attributable to Trimble Navigation Ltd.	$27,898	$17,465

Denominator:
Weighted average number of common shares used in basic earnings per share	120,760	119,260
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	3,069	1,666

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	123,829	120,926

Basic earnings per share	$0.23	$0.15

Diluted earnings per share	$0.23	$0.14

For the first quarter of fiscal 2010 and the first quarter of fiscal 2009 the Company excluded 3.3 million shares and 6.3 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

NOTE 12: RESTRUCTURING CHARGES:

Restructuring expense for the three months ended April 2, 2010 and April 3, 2009 was as follows:

	Three Months Ended
(Dollars in thousands)	April 2, 2010	April 3, 2009

Severance and benefits	$674	$4,488

During the three months ended April 2, 2010, restructuring expense of $0.7 million was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 40 employees affected worldwide. Of the total restructuring expense, $0.6 million is shown as a separate line within Operating expense and $0.1 million is included within Cost of sales on the Company’s Condensed Consolidated Statements of Income. Expense related to the decisions made through the first quarter of fiscal 2010 is accrued as of April 2, 2010.

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

Restructuring liability:

The following table summarizes the restructuring activity for the three months ended April 2, 2010:

(Dollars in thousands)
Balance as of January 1, 2010	$2,628
Charges	674
Payments	(1,907)
Adjustments	(86)

Balance as of April 2, 2010	$1,309

The $1.3 million restructuring accrual consists of severance and benefits. Of the $1.3 million restructuring accrual, $1.2 million is included in Other current liabilities and is expected to be settled in the first quarter of fiscal 2011.

NOTE 13: INCOME TAXES

The Company’s effective income tax rate for the three months ended April 2, 2010 was 29.0%, as compared to 25.0% for the three months ended April 3, 2009, primary due to a one time tax rate benefit in the prior year due to California tax legislation change.

The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax. The Company has substantially concluded all U.S. federal and state income tax matters for years through 1992. Generally, non-U.S. income tax matters have been concluded for years through 2000. The Company is currently in various stages of multiple year examinations by Federal, State, and foreign taxing authorities. The Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority may occur. Furthermore, it is reasonably possible that the total amount of unrecognized tax benefits will decrease in the next 12 months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world.

The amount of liabilities for unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future period are $44.6 million and $43.3 million at April 2, 2010 and January 1, 2010, respectively. The unrecognized tax benefits are recorded in Other non-current liabilities and within the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s unrecognized tax benefit liabilities include interest and penalties at April 2, 2010 and January 1, 2010, of $5.6 million and $5.0 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

NOTE 14: COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended
	April 2, 2010	April 3, 2009
(Dollars in thousands)

Net income	$28,152	$17,697
Foreign currency translation adjustments	(7,499)	(14,456)
Net unrealized gain on investments/actuarial gain (loss)	(5)	50

Comprehensive income	20,648	3,291
Less: Comprehensive income attributable to the noncontrolling	254	232

Comprehensive income attributable to Trimble Navigation Ltd.	$20,394	$3,059

NOTE 15: SUBSEQUENT EVENTS

As described under Note 3, “Shareholders’ Equity”, in January 2008, the Company’s Board of Directors authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing the Company to repurchase up to $250 million of Trimble’s common stock under this program. As of April 2, 2010, the 2008 Stock Repurchase Program had remaining authorized funds of $124.1 million. After placing the program on hold in late 2008 due to the economic downturn, Trimble will resume purchases under the program, beginning in the second quarter of 2010. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in “Risk Factors” below and elsewhere in this report as well as in the Company’s Annual Report on Form 10-K for fiscal year 2009 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” ”will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s significant accounting polices during the three months ended April 2, 2010 from those disclosed in the Company’s 2009 Form 10-K, with the exception of our accounting policy for revenue recognition as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010 are as follows:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance, which is now codified under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 2, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us at the beginning of fiscal 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued accounting guidance which changes the consolidation guidance applicable to a variable interest entity (“VIE”). The guidance, now codified under the Consolidation Topic of the FASB Accounting Standards Codification, also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, GAAP required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The Company adopted this guidance in the first quarter of fiscal 2010. The adoption of the guidance did not have a material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued an amendment which eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. In addition, the guidance updated whether multiple deliverables exist and how the deliverables in an arrangement should be separated. The amendment also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor specific objective evidence (VSOE) if available; (2) third-party evidence (TPE) if VSOE evidence is not available; and (3) estimated selling (ESP) price if neither VSOE nor TPE is available. In addition, the FASB modified the accounting for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. Both amendments are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We early adopted this guidance in the first quarter of fiscal 2010 on a prospective basis. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion.

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

Reinforcing our position in existing markets

* We believe these markets provide us with additional, substantial potential for substituting our technology for traditional methods. We are continuing to develop new products and to strengthen our distribution channels in order to expand our market. In our Engineering and Construction segment, we introduced new and enhanced systems for our Optical Total Station portfolio. These new S8, S6, S3, M3 Mechanical Total Station and VS Spatial Station products provide better accuracy and improve surveyor productivity. We introduced new monitoring solutions that leverage the new version of Trimble 4D control software which combines GNSS and optical technologies for real-time deformation monitoring applications. We also released a new version of the GCS 900 that supports Trimmer machines often used in new road construction projects and which enables the heavy and highway contractor to realize significant material savings and increases new road smoothness during the ensuing paving operation. The new GCS900 version 11.2 offers faster switching between sensor configurations that result in increased flexibility and ease of operation. We also introduced a new version of the MEP field software that provided new industry-unique functionality, bringing rich digital design data directly from the office to the job site.

In our Field Solutions Segment, we introduced the EZ-Surface and the EZ-Sync software. EZ-Surface is specifically designed for farm surface and sub-surface drainage applications and allows farmers and drainage contractors to analyze fields surveyed with FieldLevel II by viewing 3D field models, watershed maps, contours, surface flow paths, and waterflow directions. The EZ-Sync solution provides wireless data transfer capability that enhances information management for growers and agribusinesses. EZ-Surface combined with the new EZ-Sync™ solution allows farmers and drainage contractors to wirelessly deliver completed drainage designs to the FmX integrated display via Trimble’s Connected Farm™ solutions.

In our Advanced Devices segment, we introduced the Condor family of GPS modules which feature major advancements in signal tracking for applications working in poor signal environments. With their higher sensitivity, performance and faster startup times, the Condor GPS modules enable system integrators to easily add GPS capability to a mobile device with minimal impact on its size or battery life at a very economical price. We also introduced rapid, easy and high productivity indoor mobile mapping solutions for capturing interior spaces in 2D and 3D Visualization Models. These solutions enable building owners, facilities managers, engineers and construction professionals to more efficiently plan and manage building assets and properties. All of these products strengthened our competitive position and created new value for the user.

Extending our position in new and existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to new and existing users. In our Field Solutions segment, we introduced the Trimble VRS Now Ag service to eight US states and five European countries. Also, our acquisition of LET Systems continues to strengthen Trimble’s Utilities Field Solutions product portfolio by adding comprehensive, scalable incident and outage management capabilities. Another acquisition, Pondera Engineers LLC will enable Trimble to provide additional capabilities for creating infrastructure models that leverage design information across the complete utility asset lifecycle.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our efforts are focused in emerging markets in Africa, China, India, the Middle-East and Russia.

RECENT BUSINESS DEVELOPMENTS

The following companies and joint ventures were acquired or formed during twelve months ended April 2, 2010 and are combined in our results of operations since the date of acquisition or formation:

LET Systems

On March 4, 2010, we acquired privately-held LET Systems based in Cork, Ireland. LET Systems is an internationally recognized leader in incident and outage management system (OMS) solutions for utilities. LET Systems’ performance is reported under our Engineering and Construction business segment.

Pondera Engineers

On January 27, 2010, we acquired the assets of privately-held Pondera Engineers LLC based in Post Falls, Idaho. Pondera is an engineering and development company offering services and software tools for siting, designing, optimizing, and maintaining high-voltage power transmission and distribution lines. Pondera’s performance is reported under our Field Solutions business segment.

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

Seasonality of Business

* Our individual segment revenue may be affected by seasonal buying patterns. Typically, the second fiscal quarter has been the strongest quarter for the Company driven by the construction buying season. However during the recent past, this pattern has been disrupted by the global economic downturn.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue, gross margin, and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	Three Months Ended
	April 2, 2010	April 3, 2009

(Dollars in thousands)
Total consolidated revenue	$319,015	$288,954
Gross margin	$158,997	$143,958
Gross margin %	49.8%	49.8%
Total consolidated operating income	$36,115	$24,252
Operating income %	11.3%	8.4%

Revenue

In the three months ended April 2, 2010, total revenue increased by $30.1 million or 10%, as compared to the same corresponding period in fiscal 2009. Of the increase, Engineering and Construction revenue increased $30.0 million, Advanced Devices increased $3.7 million, partially offset by a decrease in Field Solutions of $3.3 million and Mobile Solutions of $0.3 million. The revenue increase was primarily due to the economic recovery in the U.S. and rest of the world markets in Engineering and Construction, and to a lesser extent the impact of acquisitions.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, and foreign currency translations.

Gross margin increased by $15.0 million for the three months ended April 2, 2010, as compared to the corresponding period in the prior year, primarily due to increased sales in Engineering and Construction. Gross margin as a percentage of total revenue for the three months ended April 2, 2010 was 49.8%, consistent with the prior year.

Operating Income

Operating income increased by $11.9 million for the three months ended April 2, 2010, as compared to the corresponding period in the prior year. Operating income as a percentage of total revenue was 11.3% for the three months ended April 2, 2010, as compared to 8.4% for the three months ended April 3, 2009. The increase in operating income was primarily driven by higher revenue and associated gross margin in Engineering and Construction. The increase in operating income percentage for the three month period was primarily due to increased operating leverage in Engineering and Construction.

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

The following table is a summary of revenue and operating income by segment:

	Three Months Ended
	April 2, 2010	April 3, 2009

(Dollars in thousands)

Engineering and Construction
Revenue	$157,618	$127,651
Segment revenue as a percent of total revenue	49%	45%
Operating income	$18,807	$2,509
Operating income as a percent of segment revenue	12%	2%
Field Solutions
Revenue	$95,901	$99,157
Segment revenue as a percent of total revenue	30%	34%
Operating income	$39,313	$42,203
Operating income as a percent of segment revenue	41%	43%
Mobile Solutions
Revenue	$37,959	$38,288
Segment revenue as a percent of total revenue	12%	13%
Operating income	$1,899	$3,148
Operating income as a percent of segment revenue	5%	8%
Advanced Devices
Revenue	$27,537	$23,858
Segment revenue as a percent of total revenue	9%	8%
Operating income	$5,625	$4,312
Operating income as a percent of segment revenue	20%	18%

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges, and non-recurring acquisition costs. A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended
	April 2, 2010	April 3, 2009

(Dollars in thousands)

Consolidated segment operating income	$65,644	$52,172
Unallocated corporate expense	(15,038)	(11,134)
Amortization of purchased intangible assets	(13,817)	(12,298)
Restructuring charges	(674)	(4,488)

Consolidated operating income	36,115	24,252
Non-operating income (expense), net	3,535	(656)

Consolidated income before taxes	$39,650	$23,596

Engineering and Construction

Engineering and Construction revenue increased by $30.0 million or 23% for the three months ended April 2, 2010, as compared to the same corresponding period in fiscal 2009. Segment operating income increased $16.3 million or 650% for the three months ended April 2, 2010, as compared to the same corresponding period in fiscal 2009.

The revenue increase for the three months ended April 2, 2010 was primarily driven by improving economies as well as the strength of the construction market sales channels. Segment operating income increased primarily due to higher revenue and strong operating expense control.

Field Solutions

Field Solutions revenue decreased by $3.3 million or 3% for the three months ended April 2, 2010, as compared to the same corresponding period in fiscal 2009. Segment operating income decreased by $2.9 million or 7% for the three months ended April 2, 2010, as compared to the same corresponding period in fiscal 2009.

The revenue decrease for the three month periods ended April 2, 2010 was due to lower sales in Europe and to a lesser extent in the U.S. for our agricultural products as commodity prices were relatively lower. Operating income decreased primarily due to lower revenue in our agricultural business.

Mobile Solutions

Mobile Solutions revenue decreased by $0.3 million or 1% for the three months ended April 2, 2010, as compared to the same corresponding period in fiscal 2009. Segment operating income decreased $1.2 million or 40% for the three months ended April 2, 2010, as compared to the same corresponding period in fiscal 2009.

Revenue remained relatively flat, however the decrease in operating income was primarily due to a decrease in gross margin due to product mix.

Advanced Devices

Advanced Devices revenue increased by $3.7 million or 15% for the three months ended April 2, 2010, as compared to the same corresponding period in fiscal 2009. Segment operating income increased by $1.3 million or 30% for the three months ended April 2, 2010, as compared to the same corresponding period in fiscal 2009.

The increase in revenue was primarily due to U.S. and Canadian government recovery spending. Operating income increase was primarily due to increased gross margin resulting from increased sales and product mix.

Research and Development, Sales and Marketing, and General and Administrative Expense

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	Three Months Ended
	April 2, 2010	April 3, 2009

(Dollars in thousands)

Research and development	35,890	34,137
Percentage of revenue	11%	12%
Sales and marketing	49,768	48,935
Percentage of revenue	16%	17%
General and administrative	28,547	26,042
Percentage of revenue	9%	9%

Total	114,205	109,114

Percentage of revenue	36%	38%

Overall, R&D, S&M, and G&A expense increased by approximately $5.1 million for the three months ended April 2, 2010, as compared to the corresponding period in fiscal 2009.

Research and development expense increased by $1.8 million in the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, primarily due to foreign currency exchange rates and the inclusion of expense from acquisitions not applicable in the prior year, partially offset by decreased compensation related expense. All of our R&D costs have been expensed as incurred. Costs of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. Spending overall was at approximately 11% of revenue in the first quarter of fiscal 2010, as compared to 12% in the corresponding period of fiscal 2009.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $0.8 million in the first quarter of fiscal 2010, as compared to the corresponding period of fiscal 2009. The increase was primarily due to foreign currency exchange rates and the inclusion of expense from acquisitions not applicable in the prior year, partially offset by reduced trade show expense. Spending overall was at approximately 16% of revenue in the first quarter of fiscal 2010, as compared to 17% in the corresponding period of fiscal 2009.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $2.5 million in the first quarter of fiscal 2010, as compared to the corresponding period in fiscal 2009, primarily due to foreign currency exchange rates and the inclusion of expense from acquisitions not applicable in the prior year, partially offset by lower bad debt expense. Spending overall was at approximately 9% of revenue in the first quarter of fiscal 2010, as compared to 9% in the corresponding period of fiscal 2009.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $13.8 million in the first quarter of fiscal 2010, as compared to $12.3 million in the first quarter of fiscal 2009. Of the total $13.8 million in the first quarter of fiscal 2010, $8.0 million is presented as a separate line within Operating expense and $5.8 million is included within Cost of sales on our Condensed Consolidated Statements of Income. The increase was due primarily to acquisitions not included in the corresponding period of fiscal 2009. As of April 2, 2010, future amortization of intangible assets is expected to be $40.7 million during the remaining three quarters of fiscal 2010, $49.2 million during 2010, $41.6 million during 2011, $36.9 million during 2012, $15.9 million during 2013, and $16.8 million thereafter.

Restructuring Charges

Restructuring expense for the three months ended April 2, 2010 and April 3, 2009 was as follows:

	Three Months Ended
(Dollars in thousands)	April 2, 2010	April 3, 2009

Severance and benefits	$674	$4,488

During the three months ended April 2, 2010, restructuring expense of $0.7 million was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 40 employees affected worldwide. Of the total restructuring expense, $0.6 million is shown as a separate line within Operating expense and $0.1 million is included within Cost of sales on our Condensed Consolidated Statements of Income. Expense related to the decisions made through the first quarter of fiscal 2010 is accrued as of April 2, 2010.

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

Restructuring liability:

The following table summarizes the restructuring activity for the three months ended April 2, 2010:

(Dollars in thousands)
Balance as of January 1, 2010	$2,628
Charges	674
Payments	(1,907)
Adjustments	(86)

Balance as of April 2, 2010	$1,309

The $1.3 million restructuring accrual consists of severance and benefits. Of the $1.3 million restructuring accrual, $1.2 million is included in Other current liabilities and is expected to be settled in the first quarter of fiscal 2011.

Non-operating Income (Expense), Net

The components of non-operating income (expense), net, were as follows:

	Three Months Ended
	April 2, 2010	April 3, 2009

(Dollars in thousands)

Interest income	$399	$199
Interest expense	(398)	(493)
Foreign currency transaction gain	746	184
Income (loss) from equity method investments, net	2,474	(107)
Other income (expense), net	314	(439)

Total non-operating income (expense), net	$3,535	$(656)

The non-operating income (expense), net increased $4.2 million for the first quarter of fiscal 2010, as compared to the corresponding period in fiscal 2009. The increase was primarily due to higher profitability from joint ventures, changes in deferred compensation plan asset gains and losses and an increase in foreign exchange gains.

Income Tax Provision

Our effective income tax rate for the three months ended April 2, 2010 was 29.0%, as compared to 25.0% for the three months ended April 3, 2009, primary due to a one time tax rate benefit in the prior year due to California tax legislation change. The 2010 and 2009 first quarter fiscal rate is lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of our pre-tax income.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of April 2, 2010 and January 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of	April 2, 2010	January 1, 2010
(Dollars in thousands)

Cash and cash equivalents	$307,073	$273,848
Total debt	151,453	151,483

Three Months Ended	April 2, 2010	April 3, 2009
(Dollars in thousands)

Cash provided by operating activities	$55,503	$43,161
Cash used in investing activities	(29,916)	(48,541)
Cash provided by financing activities	9,077	4,623
Effect of exchange rate changes on cash and cash equivalents	(1,439)	(1,946)

Net increase (decrease) in cash and cash equivalents	$33,225	$(2,703)

Cash and Cash Equivalents

As of April 2, 2010, cash and cash equivalents totaled $307.1 million as compared to $273.8 million at January 1, 2010. Debt was $151.5 million as of April 2, 2010, consistent with the January 1, 2010 balance.

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

Operating Activities

Cash provided by operating activities was $55.5 million for the first quarter of fiscal 2010, as compared to $43.2 million for the first quarter of fiscal 2009. This increase of $12.3 million was primarily driven by an increase in net income before non-cash depreciation and amortization and an increase in accounts payable, partially offset by an increase in accounts receivable primarily driven by higher revenue.

Investing Activities

Cash used in investing activities was $29.9 million for the first quarter of fiscal 2010, as compared to $48.5 million for the first quarter of fiscal 2009. The decrease was due to lower cash requirements for business and intangible asset acquisitions.

Financing Activities

Cash provided by financing activities was $9.1 million for the first quarter of fiscal 2010, as compared to cash used of $4.6 million for the first quarter of fiscal 2009. The increase was primarily due to an increase in proceeds received from issuance of common stock in the first quarter of fiscal 2010.

Accounts Receivable and Inventory Metrics

As of	April 2, 2010	January 1, 2010

Accounts receivable days sales outstanding	68	66
Inventory turns per year	3.6	3.4

Accounts receivable days sales outstanding were 68 days as of April 2, 2010, as compared to 66 days as of January 1, 2010. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 3.6 as of April 2, 2010, as compared to 3.4 as of January 1, 2010. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.

Debt

As of April 2, 2010, our total debt was comprised primarily of our revolving credit line in the amount of $151.0 million, which was drawn down in the third and the fourth quarters of fiscal 2008. As of April 2, 2010 and January 1, 2010, there were also notes payable totaling approximately $453,000 and $483,000, respectively, primarily consisting of government loans to foreign subsidiaries.

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

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations, and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of April 2, 2010 we were in compliance with all financial debt covenants.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The following presentation includes non-GAAP measures. Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures included in the below tables are non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, non-GAAP diluted net income per share and operating leverage, and non-GAAP segment operating income before corporate allocations. These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of its investors track our “core operating performance” as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangibles, stock based compensation, amortization of acquisition-related inventory step-up and non-recurring acquisition costs, which we believe are not indicative of our core operating performance. For a detailed explanations of the adjustments made to comparable GAAP measures, see items (A) – (G) below.

		Three Months Ended
		April 2, 2010		April 3, 2009
(Dollars in thousands, except per share data)		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue

GROSS MARGIN:
GAAP gross margin:		$158,997	49.8%	$143,958	49.8%
Restructuring	( A )	43	0.0%	865	0.3%
Amortization of purchased intangibles	( B )	5,769	1.8%	5,285	1.8%
Stock-based compensation	( C )	501	0.2%	438	0.2%
Amortization of acquisition-related inventory step-up	( D )	71	0.0%	223	0.1%

Non-GAAP gross margin:		$165,381	51.8%	$150,769	52.2%

OPERATING EXPENSES:
GAAP operating expenses:		$122,882		$119,706
Restructuring	( A )	(631)		(3,623)
Amortization of purchased intangibles	( B )	(8,046)		(6,969)
Stock-based compensation	( C )	(5,140)		(3,788)
Non-recurring acquisition costs	( E )	(738)		(465)

Non-GAAP operating expenses:		$108,327		$104,861

OPERATING INCOME:
GAAP operating income:		$36,115	11.3%	$24,252	8.4%
Restructuring	( A )	674	0.2%	4,488	1.5%
Amortization of purchased intangibles	( B )	13,815	4.4%	12,254	4.2%
Stock-based compensation	( C )	5,641	1.8%	4,226	1.5%
Amortization of acquisition-related inventory step-up	( D )	71	0.0%	223	0.1%
Non-recurring acquisition costs	( E )	738	0.2%	465	0.2%

Non-GAAP operating income:		$57,054	17.9%	$45,908	15.9%

NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$27,898		$17,465
Restructuring	( A )	674		4,488
Amortization of purchased intangibles	( B )	13,815		12,254
Stock-based compensation	( C )	5,641		4,226
Amortization of acquisition-related inventory step-up	( D )	71		223
Non-recurring acquisition costs	( E )	538		465
Income tax effect on non-GAAP adjustments	( F )	(6,014)		(5,414)

Non-GAAP net income attributable to Trimble Navigation Ltd.		$42,623		$33,707

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.23		$0.14
Restructuring	( A )	0.01		0.04
Amortization of purchased intangibles	( B )	0.11		0.10
Stock-based compensation	( C )	0.04		0.04
Amortization of acquisition-related inventory step-up	( D )	—		—
Non-recurring acquisition costs	( E )	—		—
Income tax effect on non-GAAP adjustments	( F )	(0.05)		(0.04)

Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.34		$0.28

OPERATING LEVERAGE:
Increase (decrease) in non-GAAP operating income		$11,146		$(27,101)
Increase (decrease) in revenue		$30,061		$(66,342)
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)		37.1%		N/A

SEGMENT OPERATING INCOME:			% of Segment Revenue		% of Segment Revenue
Engineering and Construction
GAAP operating income before corporate allocations:		$18,807	11.9%	$2,509	2.0%
Stock-based compensation	( G )	1,726	1.1%	1,308	1.0%

Non-GAAP operating income before corporate allocations:		$20,533	13.0%	$3,817	3.0%

Field Solutions
GAAP operating income before corporate allocations:		$39,313	41.0%	$42,203	42.6%
Stock-based compensation	( G )	455	0.5%	222	0.2%

Non-GAAP operating income before corporate allocations:		$39,768	41.5%	$42,425	42.8%

Mobile Solutions
GAAP operating income before corporate allocations:		$1,899	5.0%	$3,148	8.2%
Stock-based compensation	( G )	1,202	3.2%	1,144	3.0%

Non-GAAP operating income before corporate allocations:		$3,101	8.2%	$4,292	11.2%

Advanced Devices
GAAP operating income before corporate allocations:		$5,625	20.4%	$4,312	18.1%
Stock-based compensation	( G )	443	1.6%	325	1.3%

Non-GAAP operating income before corporate allocations:		$6,068	22.0%	$4,637	19.4%

A.

Restructuring. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they are not indicative of our core operating performance.

B.

Amortization of purchased intangibles. Included in our GAAP presentation of cost of sales and operating expenses, amortization of purchased intangibles recorded arises from prior acquisitions and are non-cash in nature. We exclude these expenses from our non-GAAP measures because we believe they are not indicative of our core operating performance.

C.

Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan determined in accordance with SFAS 123(R). We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the three months ended April 2, 2010 and April 3, 2009, stock-based compensation was allocated as follows:

	Three Months Ended
	April 2, 2010	April 3, 2009
(Dollars in thousands)

Cost of sales	$501	$438
Research and development	947	784
Sales and Marketing	1,383	1,004
General and administrative	2,810	2,000

	$5,641	$4,226

D.

Amortization of acquisition-related inventory step-up. The purchase accounting entries associated with our business acquisitions require us to record inventory at its fair value, which is sometimes greater than the previous book value of the inventory. Included in our GAAP presentation of cost of sales, the increase in inventory value is amortized to cost of sales over the period that the related product is sold. We exclude inventory step-up amortization from our non-GAAP measures because we do not believe it is indicative of our core operating performance.

E.

Non-recurring acquisition costs. Included in our GAAP presentation of operating expenses and non-operating income (loss), net, non-recurring acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs. Also included are unusual acquisition related items such as adjustments to the fair value of earnout liabilities and payments made to settle earnout and holdback disputes. We exclude these items because they are non-recurring and unique to specific acquisitions and are not indicative of our core operating performance.

F.	Income tax effect on non-GAAP adjustments. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP adjustments on non-GAAP net income.

G.

Stock-based Compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan determined in accordance with SFAS 123(R). As referred to above, we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors to understand the impact of the application of SFAS 123(R) to our results of operations. Stock-based compensation not allocated to the reportable segments was approximately $1.8 million and $1.2 million for the three months ended April 2, 2010 and April 3, 2009, respectively.

Non-GAAP Operating Income

Non-GAAP operating income increased by $11.1 million for the three months ended April 2, 2010, as compared to the corresponding period in the prior year. Non-GAAP Operating income as a percentage of total revenue was 17.9% for the three months ended April 2, 2010, as compared to 15.9% for the three months ended April 3, 2009. The increase in operating income was primarily driven by higher revenue and associated gross margin in Engineering and Construction. The increase in operating income percentage for the three month period was primarily due to increased operating leverage in Engineering and Construction.

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

Market Interest Rate Risk

There have been no significant changes to our market interest rate risk assessment. Refer to our 2009 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk

There have been no significant changes to our foreign currency exchange rate risk assessment. Refer to our 2009 Annual Report on Form 10-K on page 44.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

The management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising out of the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or their property is subject.

ITEM 1A. RISK FACTORS

A description of factors that could materially affect our business, financial condition, or operating results is included under “Risk and Uncertainties” in Item 1A of Part I of our 2009 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes to the risk factor disclosure since our 2009 Annual Report on Form 10-K. The risk factors described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

On January 18, 2010, we issued 44,742 shares of our common stock pursuant to the exchange of certain exchangeable shares of one of the Company’s Canadian subsidiaries. The exchangeable shares were originally issued in 2003 and were exchangeable on a one-for-one basis into shares of the Company’s common stock. The exchangeable shares were entitled to an equivalent amount of dividends on the Company’s common stock, if any, and as a result the exchangeable shares were subject to the Company’s 3-for-2 and 2-for-1 stock splits, effected on March 4, 2004 and February 21, 2007, respectively. In consideration for the issuance of 44,742 shares of common stock, the exchangeable shares were surrendered, and the Company received preferred shares of another of the Company’s subsidiaries. No underwriting discounts or commissions were paid.

The common stock was issued in reliance on an exemption from registration for securities issued outside of the United States under Rule 904 of Regulation S of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through February 24, 2010. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010. (7)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010. (7)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010. (7)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 2, 2010.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

DATE: May 7, 2010

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through February 24, 2010. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010. (7)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010. (7)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2010. (7)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 2, 2010.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.