Form 10-Q
period 2010-07-02
TRIMBLE NAVIGATION LTD /CA/
filed 2010-08-10
CIK 864749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2010

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

Yes            ☐             No            ☒

As of August 5, 2010, there were 119,160,597 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED

FORM 10-Q for the Quarter Ended July 2, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 2, 2010	January 1, 2010
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$261,660	$273,848
Restricted cash	17,151	-
Accounts receivable, net	219,583	202,293
Other receivables	3,916	11,856
Inventories, net	159,179	144,012
Deferred income taxes	38,694	39,686
Other current assets	19,761	18,383

Total current assets	719,944	690,078
Property and equipment, net	46,058	44,635
Goodwill	769,438	764,193
Other purchased intangible assets, net	190,803	202,782
Other non-current assets	54,290	51,589

Total assets	$1,780,533	$1,753,277

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,004	$445
Accounts payable	70,756	53,775
Accrued compensation and benefits	49,958	43,272
Deferred revenue	68,161	68,968
Accrued warranty expense	14,266	14,744
Income taxes payable	43,727	-
Other current liabilities	44,916	42,041

Total current liabilities	293,788	223,245
Non-current portion of long-term debt	151,018	151,038
Non-current deferred revenue	13,636	15,599
Deferred income taxes	36,261	38,857
Other non-current liabilities	43,422	59,983

Total liabilities	538,125	488,722

Commitments and contingencies

EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	-	-
Common stock, no par value; 180,000 shares authorized; 119,307 and 120,450 shares issued and outstanding at July 2, 2010 and January 1, 2010, respectively	735,861	720,248
Retained earnings	472,386	491,367
Accumulated other comprehensive income	20,670	48,297

Total Trimble Navigation Ltd. shareholders’ equity	1,228,917	1,259,912
Noncontrolling interests	13,491	4,643

Total equity	1,242,408	1,264,555

Total liabilities and equity	$1,780,533	$1,753,277

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
(In thousands, except per share data)

Revenue (1)	$333,363	$290,063	$652,378	$579,017
Cost of sales (1)	169,937	147,263	329,955	292,259

Gross margin	163,426	142,800	322,423	286,758

Operating expenses
Research and development	36,552	33,457	72,442	67,594
Sales and marketing	50,522	45,163	100,290	94,098
General and administrative	27,290	26,622	55,837	52,664
Restructuring charges	375	1,302	1,006	4,925
Amortization of purchased intangible assets	8,126	7,530	16,172	14,499

Total operating expenses	122,865	114,074	245,747	233,780

Operating income	40,561	28,726	76,676	52,978
Non-operating income, net
Interest income	244	223	643	422
Interest expense	(411)	(465)	(809)	(958)
Foreign currency transaction loss, net	(1,869)	(216)	(1,123)	(32)
Income from equity method investments, net	3,147	586	5,621	479
Other income (expense), net	(825)	927	(511)	488

Total non-operating income, net	286	1,055	3,821	399

Income before taxes	40,847	29,781	80,497	53,377
Income tax provision	34,076	8,631	45,574	14,530

Net income	6,771	21,150	34,923	38,847
Less: Net income attributable to noncontrolling	418	293	672	525

Net income attributable to Trimble Navigation Ltd.	$6,353	$20,857	$34,251	$38,322

Basic earnings per share	$0.05	$0.17	$0.28	$0.32

Shares used in calculating basic earnings per share	120,654	119,551	120,707	119,406

Diluted earnings per share	$0.05	$0.17	$0.28	$0.32

Shares used in calculating diluted earnings per share	124,099	121,897	123,964	121,411

(1) Sales to Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble), were $4.8 million and $3.5 million for the three months ended July 2, 2010 and July 3, 2009, respectively, with associated cost of sales to those related parties of $3.4 million and $2.3 million, respectively. Sales to CTCT and Nikon-Trimble were $10.3 million and $7.9 million for the six months ended July 2, 2010 and July 3, 2009, respectively, with associated cost of sales of $7.1 million and $5.2 million, respectively. In addition, cost of sales associated with related party net inventory purchases were $8.5 million and $6.0 million for the three months ended July 2, 2010 and July 3, 2009, respectively, and $14.6 million and $10.5 million for the six months ended July 2, 2010 and July 3, 2009, respectively. See Note 4 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 2, 2010	July 3, 2009
(In thousands)

Cash flow from operating activities:
Net income	$34,923	$38,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,736	9,071
Amortization expense	27,733	25,348
Provision for doubtful accounts	2,596	3,053
Deferred income taxes	(4,461)	(3,406)
Stock-based compensation	10,625	8,780
Income from equity method investments	(5,621)	(479)
Excess tax benefit for stock-based compensation	(1,412)	(304)
Provision for excess and obsolete inventories	3,173	2,933
Other non-cash items	(3,334)	(2,674)
Add decrease (increase) in assets:
Accounts receivable	(15,398)	4,117
Other receivables	7,647	5,242
Inventories	(19,747)	(7,556)
Other current and non-current assets	1,003	2,289
Add increase (decrease) in liabilities:
Accounts payable	17,315	4,790
Accrued compensation and benefits	8,142	2,808
Accrued liabilities	(21,680)	8,591
Deferred revenue	676	7,224
Income taxes payable	44,393	-

Net cash provided by operating activities	95,309	108,674

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(33,605)	(39,029)
Acquisitions of property and equipment	(11,030)	(7,415)
Acquisitions of intangible assets	(297)	(26,839)
Purchase of equity method investments	(3,692)	-
Net purchases of debt and equity securities	-	(6,995)
Increase in restricted cash for business acquisition	(17,151)	-
Dividends received	5,000	-
Other	67	(513)

Net cash used in investing activities	(60,708)	(80,791)

Cash flow from financing activities:
Issuances of common stock	17,867	5,775
Repurchase and retirement of common stock	(60,510)	-
Excess tax benefit for stock-based compensation	1,412	304
Payments on long-term debt and revolving credit lines	(94)	(149)

Net cash provided (used) by financing activities	(41,325)	5,930

Effect of exchange rate changes on cash and cash equivalents	(5,464)	1,815

Net increase (decrease) in cash and cash equivalents	(12,188)	35,628
Cash and cash equivalents, beginning of period	273,848	142,531

Cash and cash equivalents, end of period	$261,660	$178,159

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

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2009 was January 1, 2010. The second quarters of fiscal 2010 and fiscal 2009 ended on July 2, 2010 and July 3, 2009, respectively. Fiscal 2010 and 2009 were both 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of the Company and its majority-owned subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the minority shareholders’ proportionate share of the net assets and results of operations of the Company’s majority-owned subsidiaries.

The accompanying financial data as of July 2, 2010 and for the three and six months ended July 2, 2010 and July 3, 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of January 1, 2010 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2009. Certain amounts from prior periods have been reclassified to conform to the current period presentation. The following discussion should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of July 2, 2010, results of operations for the three and six months ended July 2, 2010 and July 3, 2009 and cash flows for the six months ended July 2, 2010 and July 3, 2009, as applicable, have been made. The results of operations for the three and six months ended July 2, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions. The Company has evaluated all subsequent events through the date that these financial statements have been filed with the SEC.

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting polices during the six months ended July 2, 2010 from those disclosed in the Company’s 2009 Form 10-K, with the exception of the Company’s accounting policy for revenue recognition as described below.

Revenue Recognition Accounting Policy

The Company elected to early adopt new revenue accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. See “Recent Accounting Pronouncements” below within this footnote.

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

Revenue from purchased extended warranty and post contract support (PCS) agreements is deferred and recognized ratably over the term of the warranty or support period.

The Company presents revenue net of sales taxes and any similar assessments.

The Company’s software arrangements generally consist of a perpetual license fee and PCS. The Company generally has established vendor-specific objective evidence (VSOE) of fair value for the Company’s PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method. License revenue is primarily recognized when the software has been delivered and fair value has been established for all remaining undelivered elements.

The Company’s multiple deliverable product offerings include hardware with embedded firmware, extended warranty and PCS services, which are considered separate units of accounting. For certain of the Company’s products, software and non-software components function together to deliver the tangible product’s essential functionality.

Some of the Company’s subscription product offerings include hardware, subscription services and extended warranty. Under the Company’s hosted arrangements, the customer typically does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Upfront fees related to the Company’s hosted solutions typically consist of amounts for the in-vehicle enabling hardware device and peripherals.

In evaluating the revenue recognition for agreements which contain multiple deliverable arrangements, under the new accounting guidance, the Company determined that in certain instances it was not able to establish VSOE for all deliverables in an arrangement as the Company infrequently sells each element on a standalone basis, does not price products within a narrow range, or has a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence (TPE). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company typically is not able to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses its best estimate of selling price (BESP) in the Company’s allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, market conditions, competitive landscape, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval by the Company’s management, taking into consideration the Company’s go-to-market strategy.

Total revenue as reported and pro forma total revenues that would have been reported during the three and six months ended July 2, 2010, if the transactions entered into or materially modified after January 1, 2010 were subject to previous accounting guidance, are shown in the following table:

(Dollars in thousands)	As Reported	Pro Forma
Total revenue for the three months ended July 2, 2010	$333,363	$330,959
Total revenue for the six months ended July 2, 2010	$652,378	$649,166

The impact of the revised accounting guidance to total revenue during the three and six months ended July 2, 2010 was attributable to the reallocation of discounts to revenue deliverables, the recognition of hardware revenue associated with subscription contracts, which was previously recognized ratably over the contract period, and the ability to assign selling price to undelivered elements, which previously required VSOE.

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

In June 2009, the FASB issued accounting guidance which changes the consolidation guidance applicable to a variable interest entity (VIE). The guidance, now codified under the Consolidation Topic of the FASB Accounting Standards Codification, also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, GAAP required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The Company adopted this guidance in the first quarter of fiscal 2010. The adoption of the guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 3. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In January 2008, the Company’s Board of Directors authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing the Company to repurchase up to $250 million of Trimble’s common stock under this program. After placing the program on hold in late 2008 due to the economic downturn, Trimble resumed purchases under the program, beginning in the second quarter of 2010. During the three and six months ended July 2, 2010, the Company repurchased approximately 2,360,000 shares of common stock in open market purchases at an average price of $28.69 per share, for a total of $67.7 million. No shares of common stock were repurchased during the three and six months ended July 3, 2009. Since January 2008, the Company has repurchased approximately 6,603,000 shares of common stock in open market purchases at an average price of $29.32 per share, for a total of $193.6 million. The purchase price was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired. As of July 2, 2010, the 2008 Stock Repurchase Program had remaining authorized funds of $56.4 million. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

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

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Condensed Consolidated Statements of Income for the three and six months ended July 2, 2010 and July 3, 2009.

	Three Months Ended		Six Months Ended

	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

(Dollars in thousands)

Cost of sales	$486	$477	$987	$915

Research and development	984	854	1,931	1,638
Sales and marketing	1,347	1,062	2,730	2,066
General and administrative	2,167	2,161	4,977	4,161

Total operating expenses	4,498	4,077	9,638	7,865

Total stock-based compensation expense	4,984	4,554	10,625	8,780
Tax benefit (1)	(1,419)	(726)	(2,195)	(1,117)

Total stock-based compensation expense, net of tax	$3,565	$3,828	$8,430	$7,663

(1) Tax benefit related to U.S. non-qualified options, restricted stock units, and disqualified disposition of incentive stock options, applying a Federal statutory and State (Federal effected) tax rate for the respective periods.

Options

Stock option expense recognized during the period is based on the fair value of the portion of the stock option that is expected to vest during the period and is net of estimated forfeitures. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The Black-Scholes model was used to value those options granted prior to the fourth quarter of fiscal 2005. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted during the three and six months ended July 2, 2010 and July 3, 2009, the following weighted average assumptions were used:

	Three Months Ended		Six Months Ended

	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Expected dividend yield	--	--	--	--
Expected stock price volatility	43.7%	46.7%	43.8%	46.7%
Risk free interest rate	1.8%	1.8%	1.8%	1.9%
Expected life of option	4.2 years	4.3 years	4.2 years	4.2 years

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

NOTE 4. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar, began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from equity method investments, net in the Non-operating income, net section of the Condensed Consolidated Statements of Income. During the three and six months ended July 2, 2010, the Company recorded $2.7 million and $4.4 million, respectively, as its proportionate share of CTCT net income. During the comparable period of 2009, the Company recorded $0.9 million and $1.6 million, respectively, as its proportionate share of CTCT net income. During the three and six months ended July 2, 2010, dividends received from CTCT, amounted to

$5.0 million, and were recorded against Other non-current assets on the Condensed Consolidated Balance Sheets. During the three and six months ended July 3, 2009, there were no dividends received from CTCT. The carrying amount of the investment in CTCT was $6.5 million at July 2, 2010 and $7.1 million at January 1, 2010, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at direct cost, plus a mark-up for the Company’s overhead costs to CTCT. CTCT then resells products at cost, plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company. During the three and six months ended July 2, 2010, the Company recorded $0.9 million and $1.8 million of revenue, respectively, and $0.8 million and $1.7 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel. During the comparable three and six months ended July 3, 2009, the Company recorded $0.6 million and $1.5 million of revenue, respectively, and $0.6 million and $1.4 million of cost of sales for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel. In addition, during the three and six months ended July 2, 2010, the Company recorded $8.5 million and $14.6 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel. The comparable net cost of sales recorded by the Company for the three and six months ended July 3, 2009 were $6.0 million and $10.5 million, respectively.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $2.7 million and $5.6 million for the three and six months ended July 2, 2010, respectively, and totaling $2.6 million and $5.3 million for the three and six months ended July 3, 2009, respectively. The reimbursements were offset against operating expense.

At July 2, 2010 and January 1, 2010, the Company had amounts due to and from CTCT. Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties. The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets. At July 2, 2010 and January 1, 2010, the receivables from CTCT were $6.8 million and $3.5 million, respectively, and are included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets. As of the same dates, the payables due to CTCT were $8.5 million and $4.4 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from equity method investments, net in the Non-operating income, net section of the Condensed Consolidated Statements of Income. During the three and six months ended July 2, 2010, the Company recorded a profit of $0.5 million and $1.3 million, respectively, and during the three and six months ended July 3, 2009, the Company recorded loss of $0.6 million and $1.1 million, respectively, as its proportionate share of Nikon-Trimble net income. During the three and six months ended July 2, 2010 and July 3, 2009, there were no dividends received from Nikon-Trimble. The carrying amount of the investment in Nikon-Trimble was $12.7 million at July 2, 2010 and $11.4 million at January 1, 2010, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products. The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company. During the three and six months ended July 2, 2010, the Company recorded $3.9 million and $8.5 million of revenue and $2.6 million and $5.4 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. During the three and six months ended July 3, 2009, the Company recorded $2.9 million and $6.4 million of revenue and $1.7 million and $3.8 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $2.9 million and $8.3 million during the three and six months ended July 2, 2010, respectively, and $2.4 million and $4.0 million during the three and six months ended July 3, 2009, respectively.

At July 2, 2010 and January 1, 2010, the Company had amounts due to and from Nikon-Trimble. Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties. The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheets. At July 2, 2010 and January 1, 2010, the amounts due from Nikon-Trimble were $3.2 million and $4.7 million, respectively, and are included within Accounts receivable, net on the Condensed Consolidated Balance Sheets. As of the same dates, the amounts due to Nikon-Trimble were $4.1 million and $4.5 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:

	July 2, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed product technology	$213,369	$(127,495)	$85,874
Trade names and trademarks	20,943	(15,638)	5,305
Customer relationships	132,598	(57,212)	75,386
Distribution rights and other intellectual properties *	46,744	(22,506)	24,238

	$413,654	$(222,851)	$190,803

	January 1, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed product technology	$213,696	$(114,870)	$98,826
Trade names and trademarks	20,861	(14,891)	5,970
Customer relationships	120,990	(48,885)	72,105
Distribution rights and other intellectual properties *	46,702	(20,821)	25,881

	$402,249	$(199,467)	$202,782

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

The estimated future amortization expense of intangible assets as of July 2, 2010, is as follows:

(Dollars in thousands)
2010 (Remaining)	$27,074
2011	49,774
2012	42,220
2013	37,699
2014	16,377
Thereafter	17,659

Total	$190,803

Goodwill

The changes in the carrying amount of goodwill by operating segment for the six months ended July 2, 2010, were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total

(Dollars in thousands)
Balance as of January 1, 2010	$389,702	$26,776	$333,265	$14,450	$764,193
Additions due to acquisitions	20,906	1,668	-	-	22,574
Purchase price adjustments	469	(1,056)	-	-	(587)
Foreign currency translation adjustments	(15,843)	(10)	(690)	(199)	(16,742)

Balance as of July 2, 2010	$395,234	$27,378	$332,575	$14,251	$769,438

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

As of	July 2, 2010	January 1, 2010

(Dollars in thousands)

Raw materials	$62,271	$51,489
Work-in-process	4,820	4,869
Finished goods	92,088	87,654

Total inventories, net	$159,179	$144,012

Deferred costs of revenue are included within finished goods and were $15.6 million at July 2, 2010 and $16.8 million at January 1, 2010.

Other non-current liabilities consisted of the following:

As of	July 2, 2010	January 1, 2010

(Dollars in thousands)

Deferred compensation	$8,205	$8,264
Unrecognized tax benefits	17,404	36,968
Other non-current liabilities	17,813	14,751

Total other non-current liabilities	$43,422	$59,983

As of July 2, 2010 and January 1, 2010, the Company has $17.4 million and $37.0 million, respectively, of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably affect the effective income tax rate and interest and/or penalties related to income tax matters in future periods.

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

The following table presents revenue, operating income, and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangibles, amortization of acquisition-related inventory step-up, non-recurring acquisition costs, restructuring charges, non-operating income, net, and income tax provision. The identifiable assets that the Company's Chief Operating Decision Maker, its Chief Executive Officer, views by segment are accounts receivable, inventories, and goodwill.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total

(Dollars in thousands)

Three Months Ended July 2, 2010
Segment revenue	$188,441	$80,158	$38,188	$26,576	$333,363
Operating income	33,921	28,980	324	5,181	68,406

Three Months Ended July 3, 2009
Segment revenue	$147,240	$79,787	$39,065	$23,971	$290,063
Operating income	19,160	30,148	3,648	4,833	57,789

Six Months Ended July 2, 2010
Segment revenue	$346,059	$176,059	$76,147	$54,113	$652,378
Operating income	52,728	68,293	2,223	10,806	134,050

Six Months Ended July 3, 2009
Segment revenue	$274,891	$178,944	$77,353	$47,829	$579,017
Operating income	21,669	72,351	6,796	9,145	109,961

As of July 2, 2010
Accounts receivable	$136,689	$42,608	$23,092	$17,194	$219,583
Inventories	102,517	27,070	14,302	15,290	159,179
Goodwill	395,234	27,378	332,575	14,251	769,438

As of January 1, 2010
Accounts receivable	$118,033	$37,178	$29,572	$17,510	$202,293
Inventories	91,248	22,025	16,826	13,913	144,012
Goodwill	389,702	26,776	333,265	14,450	764,193

Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and non-recurring acquisition costs. A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

(Dollars in thousands)

Consolidated segment operating income	$68,406	$57,789	$134,050	$109,961
Unallocated corporate expense	(13,499)	(12,513)	(28,537)	(23,647)
Amortization of purchased intangible assets	(13,916)	(13,050)	(27,733)	(25,348)
Restructuring charges	(430)	(3,500)	(1,104)	(7,988)

Consolidated operating income	40,561	28,726	76,676	52,978
Non-operating income, net	286	1,055	3,821	399

Consolidated income before taxes	$40,847	$29,781	$80,497	$53,377

NOTE 8. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

Long-term debt consisted of the following:

As of	July 2, 2010	January 1, 2010

(Dollars in thousands)

Credit Facilities:
Revolving credit facility	$151,000	$151,000
Notes payable and other	2,022	483

Total debt	153,022	151,483
Less current portion of long-term debt	2,004	445

Non-current portion	$151,018	$151,038

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

In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which was repaid in full during fiscal 2008. As of July 2, 2010, the Company had an outstanding balance on the revolving credit line of $151.0 million which was drawn down in fiscal 2008.

The Company may borrow funds under the 2007 Credit Facility in U.S. Dollars or in certain other currencies, and borrowings will bear interest, at the Company;s option, at either: (i) a base rate, based on the administrative agent’s prime rate, plus a margin of between 0% and 0.125%, depending on the Company’s leverage ratio as of its most recently ended fiscal quarter, or (ii) a reserve-adjusted rate based on the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Stockholm Interbank Offered Rate (STIBOR), or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.625% and 1.125%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The Company’s obligations under the 2007 Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries.

The 2007 Credit Facility contains customary affirmative, negative, and financial covenants including, among other requirements, negative covenants that restrict the Company’s ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company’s obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of July 2, 2010, the Company was in compliance with all financial debt covenants.

Notes Payable

As of July 2, 2010 and January 1, 2010 the Company had notes payable totaling approximately $2.0 million and $0.5 million, respectively. The balance as of July 2, 2010 consists primarily of notes payable to noncontrolling interest holders of one of the Company’s consolidated subsidiaries. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification. The note payable balance as of January 1, 2010 consists primarily of government loans to foreign subsidiaries.

Leases and other commitments

The estimated future minimum operating lease commitments as of July 2, 2010, are as follows (dollars in thousands):

2010 (Remaining)	$8,901
2011	13,222
2012	10,060
2013	4,274
2014	2,790
Thereafter	2,068

Total	$41,315

Additionally, as of July 2, 2010, the Company had acquisition-related earn-outs of $5.7 million and holdbacks of $16.5 million recorded in Other current liabilities and Other non-current liabilities. The maximum remaining payments, including the $5.7 million and $16.5 million recorded, will not exceed $46.6 million. The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments. The remaining earn-outs and holdbacks are payable through 2013.

At July 2, 2010, the Company had unconditional purchase obligations of approximately $65.3 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

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

	Fair Values as of July 2, 2010
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$177,993	$-	$-	$177,993
Deferred compensation plan assets (2)	-	8,326	-	8,326
Derivative assets (3)	-	79	-	79

Total	$177,993	$8,405	$-	$186,398

Liabilities
Deferred compensation plan liabilities (2)	$-	$8,204	$-	$8,204
Derivative liabilities (3)	-	674	-	674
Contingent consideration liability (4)	-	-	4,218	4,218

Total	$-	$8,878	$4,218	$13,096

(1)

These investments are highly liquid investments such as money market funds and U.S. Treasury bills. The fair values are determined using observable quoted prices in active markets. Money market funds are included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. In prior year filings, the table above incorrectly excluded certain Level I money market funds. These funds however, were correctly included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

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

(4)

The Company has six contingent consideration arrangements that require it to pay the former owners of certain companies it acquired during fiscal 2009 and fiscal 2010. The undiscounted maximum payment under all six arrangements is $8.2 million, based on future revenues or gross margins over a 3 year period. The Company estimated the fair value of these liabilities using the expected cash flow approach with inputs being probability-weighted revenue or gross margin projections, as the case may be, and discount rates ranging from 0.22% to 1.35%. Of the total contingent consideration liability, $1.0 million and $3.2 million were included in Other current liabilities and Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The table below sets forth a summary of changes in the fair value of the Level III contingent consideration liability for the three month ended July 2, 2010.

As of	Level III liabilities July 2, 2010

(Dollars in thousands)

Balance as of January 1, 2010	$2,200
Acquisitions	2,208
Realized gains	(190)

Balance as of July 2, 2010	$4,218

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

As of	July 2, 2010		January 1, 2010

(Dollars in thousands)

Assets:
Cash and cash equivalents	$261,660	$261,660	$273,848	$273,848
Restricted cash	17,151	17,151	-	-
Forward foreign currency exchange contracts	79	79	594	594

Liabilities:
Credit facility	$151,000	$148,265	$151,000	$147,144
Forward foreign currency exchange contracts	674	674	52	52
Notes payable and other	2,022	2,004	483	479

The restricted cash balance as of July 2, 2010 represents funds placed in restricted account for a business acquisition and unavailable for operating activities. The fair value of the bank borrowings and notes payable has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that Trimble would currently have to pay to extinguish any of this debt.

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

Changes in the Company’s product warranty liability during the six months ended July 2, 2010 are as follows:

(Dollars in thousands)
Balance as of January 1, 2010	$14,744
Accruals for warranties issued	9,173
Changes in estimates	(912)
Warranty settlements (in cash or in kind)	(8,739)

Balance as of July 2, 2010	$14,266

NOTE 11. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
(Dollars in thousands, except per share amounts)

Numerator:

Net income attributable to Trimble Navigation Ltd.	$6,353	$20,857	$34,251	$38,322

Denominator:
Weighted average number of common shares used in basic earnings per share	120,654	119,551	120,707	119,406
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	3,445	2,346	3,257	2,005

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per	124,099	121,897	123,964	121,411

Basic earnings per share	$0.05	$0.17	$0.28	$0.32

Diluted earnings per share	$0.05	$0.17	$0.28	$0.32

For the three months ended July 2, 2010 and July 3, 2009, the Company excluded 2.1 million shares and 4.9 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. For the six months ended July 2, 2010 and July 3, 2009, the Company excluded 2.8 million and 5.6 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. These shares were excluded from the three and six month periods because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

NOTE 12: RESTRUCTURING CHARGES:

Restructuring expense for the three and six months ended July 2, 2010 and July 3, 2009 was as follows:

	Three Months Ended		Six Months Ended

(Dollars in thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Severance and benefits	$430	$3,500	$1,104	$7,988

During the three and six months ended July 2, 2010, restructuring expense of $0.4 million and $1.1 million, respectively, was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 70 positions eliminated year to date. During the three and six months ended July 2, 2010, of the total restructuring expense, $0.3 million and $1.0 million, respectively, was shown as a separate line within Operating expense, and $0.1 million and $0.1 million, respectively, was included within Cost of sales on the Company’s Condensed Consolidated Statements of Income.

During the three and six months ended July 2, 2009, restructuring expense of $3.5 million and $8.0 million, respectively, was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 250 positions eliminated. During the three and six months ended July 2, 2009, of the total restructuring expense, $1.3 million and $4.9 million, respectively, was shown as a separate line within Operating expense, and $2.2 million and $3.1 million, respectively, was included within Cost of sales on the Company’s Condensed Consolidated Statements of Income.

Restructuring liability:

The following table summarizes the restructuring activity for the six months ended July 2, 2010:

(Dollars in thousands)
Balance as of January 1, 2010	$2,628
Charges	1,104
Payments	(2,455)
Adjustments	(180)

Balance as of July 2, 2010	$1,097

The $1.1 million restructuring accrual consists of severance and benefits. Of the $1.1 million restructuring accrual, $1.0 million is included in Other current liabilities and is expected to be settled in the first quarter of fiscal 2011.

NOTE 13: INCOME TAXES

The Company’s effective income tax rate for the three months and six months ended July 2, 2010 was 83.4% and 56.6%, respectively, as compared to 29.0% and 27.2% for the three months and six months ended July 3, 2009. The 2010 second quarter effective tax rate is higher than the statutory federal income tax rate primarily due to the net impact of the U.S. Internal Revenue Service (IRS) audit settlement of the Company’s 2005 through 2007 tax years, offset by geographical mix of the Company’s pre-tax income. The audit settlement includes IRS, state tax, and interest charges totaling $52.4 million, offset by the reversal of related unrecognized tax benefits and other items of $24.9 million, which amounts to a net charge of $27.5 million. The 2009 second quarter effective tax rate is lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of the Company’s pre-tax income.

The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax. The Company has concluded all U.S. federal income tax matters for the years through 2007 and state income tax matters for years through 1992. Generally, non-U.S. income tax matters have been concluded for years through 2000. The Company is currently in various stages of multiple year examinations by Federal, State, and foreign taxing authorities. It is reasonably possible that the total amount of unrecognized tax benefits will change in the next twelve months. The amount of change cannot be reasonably estimated at this time. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world.

In May 2010, the IRS closed its examination of our income tax returns for the years 2005 through 2007. As part of the audit, the IRS examined and adjusted the valuation and payment arrangement for the 2006 non-exclusive license of specified Trimble intellectual property rights to a foreign-based Trimble subsidiary. The consideration for this license was to be paid over time and was established based on the Company's estimate of the ongoing royalties that would have been received in a similar license arrangement to an unrelated third-party licensee. Pursuant to the audit settlement, Trimble agreed to revise the valuation and to accelerate the payments under the existing royalty arrangement resulting in a one-time charge. The resolution of the 2005 through 2007 audit resulted in a tax assessment to the Company of $42.5 million and interest of $7.2 million for a total of $49.7 million that the Company paid on July 15, 2010. Additionally, as a result of the settlement, the Company will incur state income taxes and interest of approximately $2.5 million.

The amount of liabilities for unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future period are $23.7 million and $43.3 million at July 2, 2010 and January 1, 2010, respectively. The primary component of the net change is a $21.6 million realization of unrecognized tax benefits due to the effective settlement of the IRS 2005 through 2007 income tax audit. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s unrecognized tax benefit liabilities include interest and penalties at July 2, 2010 and January 1, 2010, of $3.3 million and $5.0 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

NOTE 14: COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
(Dollars in thousands)

Net income	$6,771	$21,150	$34,923	$38,847
Foreign currency translation adjustments	(20,153)	23,631	(27,652)	9,175
Net unrealized gain on investments/actuarial gain	31	60	25	110

Comprehensive income (loss)	(13,351)	44,841	7,296	48,132
Less: Comprehensive income attributable to the noncontrolling interests	418	293	672	525

Comprehensive income (loss) attributable to Trimble Navigation Ltd.	$(13,769)	$44,548	$6,624	$47,607

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our significant accounting polices during the six months ended July 2, 2010 from those disclosed in our 2009 Form 10-K, with the exception of our accounting policy for revenue recognition as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010 are as follows:

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance, which is now codified under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, requires new disclosures on the transfers of assets and liabilities between Level I (quoted prices in active market for identical assets or liabilities) and Level II (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level III fair value measurements). The guidance became effective for us with the reporting period beginning January 2, 2010, except for the disclosure on the roll forward activities for Level III fair value measurements, which will become effective for us at the beginning of fiscal 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued accounting guidance which changes the consolidation guidance applicable to a variable interest entity (VIE). The guidance, now codified under the Consolidation Topic of the FASB Accounting Standards Codification, also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, GAAP required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The Company adopted this guidance in the first quarter of fiscal 2010. The adoption of the guidance did not have a material impact on our financial position, results of operations or cash flows.

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

Reinforcing our position in existing markets

* We believe these markets provide us with additional, substantial potential for substituting our technology for traditional methods. In the first half of fiscal 2010, we are continuing to develop new products and to strengthen our distribution channels in order to expand our market.

In our Engineering and Construction segment, we introduced new and enhanced systems for our Optical Total Station portfolio. These new S8, S6, S3, M3 Mechanical Total Station, and VS Spatial Station products provide better accuracy and improve surveyor productivity. We also grew our portfolio of Site Positioning System for Total Stations with the introduction of the new SPS620 and SPS720 robotic total stations which feature advanced measurement capabilities at a competitive price point and are ideal for work on smaller site operations. The next generation of fleet and asset management solutions for construction was also introduced through the web based VisionLink solution where owners of mixed fleets can monitor equipment health and fleet utilization with near real-time speed. The VisionLink solution is an integral part of the Cat® Product Link fleet-management solution and replaces their current user interface with powerful tools and features for processing and conveying information to users and dealers.

In our Advanced Devices segment, we introduced the Condor family of GPS modules which feature major advancements in signal tracking for applications working in poor signal environments.

All of these products strengthened our competitive position and created new value for the user.

Extending our position in new and existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to new and existing users. In the first half of fiscal 2010, new acquisitions continued to strengthen our product portfolio. Our acquisition of Definiens’ Earth Sciences eCognition Software Assets expanded Trimble’s GeoSpatial product offerings. Also, our acquisition of LET Systems strengthen Trimble’s Utilities Field Solutions product portfolio by adding comprehensive, scalable incident, and outage management capabilities. Another acquisition, Pondera Engineers LLC will enable Trimble to provide additional capabilities for creating infrastructure models that leverage design information across the complete utility asset lifecycle. Also in our Field Solutions segment, we introduced the EZ-Surface and the EZ-Sync software. EZ-Surface allows farmers and drainage contractors to analyze fields surveyed by viewing 3D field models. The EZ-Sync solutions provide wireless data transfer capabilities that enhance information management for growers and agribusinesses.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. New initiatives are focused in emerging markets in Africa, China, India, the Middle-East and Russia. We formed a joint venture in Russia with the Russian Space Systems which will be responsible for selling commercial Global Navigation Satellite System (GNSS) geodetic network infrastructure systems localized for Russia and the Commonwealth of Independent States (CIS). We also formed a joint venture in China with the China Railway Eryuan Engineering Group Co. Ltd. (CREEC) which will leverage Trimble’s commercial positioning, communications and software technologies and CREEC’s expertise in rail design and construction to develop and provide digital railway solutions that address the design, construction and maintenance for the Chinese railway industry.

RECENT BUSINESS DEVELOPMENTS

The following companies and joint ventures were acquired or formed during twelve months ended July 2, 2010 and are combined in our results of operations since the date of acquisition or formation:

Zhongtie Trimble Digital Engineering and Construction Limited Company

On June 28, 2010, we and the China Railway Eryuan Engineering Group Co. Ltd. (CREEC) formed a joint venture, Zhongtie Trimble Digital Engineering and Construction Limited Company (ZTD). We and CREEC both maintain a 50 percent ownership of ZTD. ZTD will leverage Trimble’s commercial positioning, communications and software technologies, as well as CREEC’s expertise in rail design and construction, to develop and provide digital railway solutions that address the design, construction and maintenance for the Chinese railway industry.

Definiens

On June 10, 2010, we acquired Definiens’ Earth Sciences business assets and licensing of its software technology platform. Definiens is a Germany-based company specializing in image analysis solutions. Definiens’ performance is reported under our Engineering and Construction business segment.

Rusnavgeoset Limited Liability Company

On May 14, 2010, we and Russian Space Systems formed a joint venture, Rusnavgeoset Limited Liability Company (Rusnavgeoset). We and Russian Space Systems both maintain a 50 percent ownership of Rusnavgeoset. Rusnavgeoset will be responsible for selling commercial Global Navigation Satellite System (GNSS) geodetic network infrastructure systems localized for Russia and the Commonwealth of Independent States.

LET Systems

On March 4, 2010, we acquired privately-held LET Systems based in Cork, Ireland. LET Systems is an internationally recognized leader in incident and outage management system solutions for utilities. LET Systems’ performance is reported under our Engineering and Construction business segment.

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

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

(Dollars in thousands)
Total consolidated revenue	$333,363	$290,063	$652,378	$579,017
Gross margin	$163,426	$142,800	$322,423	$286,758
Gross margin %	49.0%	49.2%	49.4%	49.5%
Total consolidated operating income	$40,561	$28,726	$76,676	$52,978
Operating income %	12.2%	9.9%	11.8%	9.1%

Revenue

In the three months ended July 2, 2010, total revenue increased by $43.3 million or 15%, as compared to the same corresponding period in fiscal 2009. Of the increase, Engineering and Construction revenue increased $41.2 million, Advanced Devices increased $2.6 million, and Field Solutions increased $0.4 million, which was slightly offset by a decrease in Mobile Solutions of $0.9 million. The revenue increase was primarily due to a return to growth in the U.S. and rest of the world markets in Engineering and Construction.

In the six months ended July 2, 2010, total revenue increased by $73.4 million or 13%, as compared to the same corresponding period in fiscal 2009. Of the increase, Engineering and Construction revenue increased $71.2 million, and Advanced Devices increased $6.3 million, partially offset by a decrease in Field Solutions of $2.9 million and Mobile Solutions of $1.2 million. The revenue increase was primarily due to the economic recovery in the U.S. and rest of the world markets in Engineering and Construction.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, and foreign currency translations.

Gross margin increased by $20.6 million and $35.7 million for the three and six months ended July 2, 2010, respectively, as compared to the corresponding periods in the prior year, primarily due to increased sales in Engineering and Construction. Gross margin as a percentage of total revenue for the three months ended July 2, 2010 was 49.0%, as compared to 49.2% for the three months ended July 3, 2009. Gross margin as a percentage of total revenue for the six months ended July 2, 2010 was 49.4%, as compared to 49.5% for the six months ended July 3, 2009. The slight decrease in gross margin percentage for the three and six month periods ended July 2, 2010 was primarily driven by product mix in Mobile Solutions attributable to a customer loss.

Operating Income

Operating income increased by $11.8 million and $23.7 million for the three and six months ended July 2, 2010, respectively, as compared to the corresponding periods in the prior year, primarily due to higher revenue. Operating income as a percentage of total revenue was 12.2% for the three months ended July 2, 2010, as compared to 9.9% for the three months ended July 3, 2009. Operating income as a percentage of total revenue was 11.8% for the six months ended July 2, 2010, as compared to 9.1% for the six months ended July 3, 2009. The increase in operating income percentage for both the three and six month periods was primarily due to higher revenue and increased operating leverage in Engineering and Construction.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangibles, amortization of inventory step-up, non-recurring acquisition costs, restructuring charges, non-operating income, net, and income tax provision.

The following table is a summary of revenue and operating income by segment:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

(Dollars in thousands)

Engineering and Construction
Revenue	$188,441	$147,240	$346,059	$274,891
Segment revenue as a percent of total revenue	57%	51%	53%	48%
Operating income	$33,921	$19,160	$52,728	$21,669
Operating income as a percent of segment revenue	18%	13%	15%	8%
Field Solutions
Revenue	$80,158	$79,787	$176,059	$178,944
Segment revenue as a percent of total revenue	24%	28%	27%	31%
Operating income	$28,980	$30,148	$68,293	$72,351
Operating income as a percent of segment revenue	36%	38%	39%	40%
Mobile Solutions
Revenue	$38,188	$39,065	$76,147	$77,353
Segment revenue as a percent of total revenue	11%	13%	12%	13%
Operating income	$324	$3,648	$2,223	$6,796
Operating income as a percent of segment revenue	1%	9%	3%	9%
Advanced Devices
Revenue	$26,576	$23,971	$54,113	$47,829
Segment revenue as a percent of total revenue	8%	8%	8%	8%
Operating income	$5,181	$4,833	$10,806	$9,145
Operating income as a percent of segment revenue	19%	20%	20%	19%

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up, and non-recurring acquisition costs. A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

(Dollars in thousands)

Consolidated segment operating income	$68,406	$57,789	$134,050	$109,961
Unallocated corporate expense	(13,499)	(12,513)	(28,537)	(23,647)
Amortization of purchased intangible assets	(13,916)	(13,050)	(27,733)	(25,348)
Restructuring charges	(430)	(3,500)	(1,104)	(7,988)

Consolidated operating income	40,561	28,726	76,676	52,978
Non-operating income, net	286	1,055	3,821	399

Consolidated income before taxes	$40,847	$29,781	$80,497	$53,377

Engineering and Construction

Engineering and Construction revenue increased by $41.2 million or 28% and $71.2 million or 26% for the three and six months ended July 2, 2010, respectively, as compared to the same corresponding periods in fiscal 2009. Segment operating income increased $14.8 million or 77% and $31.1 million or 143% for the three and six months ended July 2, 2010, respectively, as compared to the same corresponding periods in fiscal 2009.

The revenue growth for both the three months and six month periods was primarily driven by a return to growth in the U.S. and rest of the world markets. Segment operating income for both the three and six month periods increased primarily due to higher revenue and increased operating leverage, slightly offset by unfavorable foreign currency exchange rates.

Field Solutions

Field Solutions revenue increased by $0.4 million or 1% and decreased by $2.9 million or 2% for the three and six months ended July 2, 2010, respectively, as compared to the same corresponding periods in fiscal 2009. Segment operating income decreased by $1.2 million or 4% and $4.1 million or 6% for the three and six months ended July 2, 2010, respectively, as compared to the same corresponding periods in fiscal 2009.

The revenue was relatively flat for the three month period, primarily due to lower sales in Europe for our agricultural products, offset by a return to growth in sales of our geographic information systems business. The revenue decrease for the six month period was primarily due to lower sales in Europe for our agricultural products. Operating income for the three and six month periods decreased primarily due to lower revenue in our agricultural business, partially offset by an increase in revenue in our geographic information systems business.

Mobile Solutions

Mobile Solutions revenue decreased by $0.9 million or 2% and $1.2 million or 2% for the three and six months ended July 2, 2010, respectively, as compared to the same corresponding period in fiscal 2009. Segment operating income decreased by $3.3 million or 91% and $4.6 million or 67% for the three and six months ended July 2, 2010, respectively, as compared to the same corresponding periods in fiscal 2009.

The revenue decline for both the three and six month periods were primarily due to the impact of lower subscription service revenue, largely offset by a one-time acceleration of recognition of hardware revenue, associated with the loss of a large customer contract. The decrease in operating income for both the three and six month periods were primarily due to a reduction in higher margin subscription service revenue, slightly offset by an increase in lower margin hardware revenue, associated with the loss of a large customer contract.

Advanced Devices

Advanced Devices revenue increased by $2.6 million or 11% and $6.3 million or 13% for the three and six months ended July 2, 2010, respectively, as compared to the same corresponding periods in fiscal 2009. Segment operating income increased by $0.3 million or 7% and $1.7 million or 18% for the three and six months ended July 2, 2010, respectively, as compared to the same corresponding periods in fiscal 2009.

The increase in revenue for both the three and six month periods was driven by a return to growth in both our component and GNSS position and orientation systems. Operating income was slightly up for both the three and six month periods due to the increase in revenue, partially offset by increased expenses, primarily due to foreign exchange.

Research and Development, Sales and Marketing, and General and Administrative Expense

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

(Dollars in thousands)

Research and development	$36,552	$33,457	$72,442	$67,594
Percentage of revenue	11%	11%	11%	12%
Sales and marketing	50,522	45,163	100,290	94,098
Percentage of revenue	15%	16%	15%	16%
General and administrative	27,290	26,622	55,837	52,664
Percentage of revenue	8%	9%	9%	9%

Total	$114,364	$105,242	$228,569	$214,356

Percentage of revenue	34%	36%	35%	37%

Overall, R&D, S&M, and G&A expense increased by approximately $9.1 million and $14.2 million for the three and six months ended July 2, 2010, respectively, as compared to the corresponding periods in fiscal 2009.

Research and development expense increased by $3.1 million and $4.8 million for the three and six month periods ended July 2, 2010, respectively, as compared to the same corresponding periods in fiscal 2009, primarily due to increased outside engineering service and prototype expense, increased compensation related expense, the inclusion of expense from acquisitions not included in the prior year, and unfavorable foreign currency exchange rates. All of our R&D costs have been expensed as incurred. Costs of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. Spending overall was at approximately 11% of revenue in the three and six months ended July 2, 2010, as compared to 11% and 12% in the corresponding periods in fiscal 2009.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $5.4 million and $6.2 million for the three and six months ended July 2, 2010, respectively, as compared to the same corresponding periods in fiscal 2009. The increase was primarily due to increased compensation related expense, the inclusion of expense from acquisitions not applicable in the prior year, and travel and trade show expense. Spending overall was at approximately 15% of revenue in the three and six months ended July 2, 2010, as compared to 16% in the same corresponding periods in fiscal 2009.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $0.7 million and $3.2 million for the three and six months ended July 2, 2010, respectively, as compared to the same corresponding periods in fiscal 2009 primarily due to the inclusion of expense from acquisitions not applicable in the prior year, partially offset by decreased compensation related costs associated with changes in deferred compensation plan benefits. Spending overall was at approximately 8% and 9% of revenue in the three and six months ended July 2, 2010, as compared to 9% in the same corresponding period in fiscal 2009.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $13.9 million in the second quarter of fiscal 2010, as compared to $13.1 million in the second quarter of fiscal 2009. Of the total $13.9 million in the second quarter of fiscal 2010, $8.1 million is presented as a separate line within Operating expense and $5.8 million is included within Cost of sales on our Condensed Consolidated Statements of Income. The increase was due primarily to business acquisitions and asset purchases not included in the corresponding period of fiscal 2009. As of July 2, 2010, future amortization of intangible assets is expected to be $27.1 million during the remaining two quarters of fiscal 2010, $49.8 million during 2011, $42.2 million during 2012, $37.7 million during 2013, $16.4 million during 2014, and $17.6 million thereafter.

Restructuring Charges

Restructuring expense for the three and six months ended July 2, 2010 and July 3, 2009 was as follows:

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
(Dollars in thousands)	2010	2009	2010	2009

Severance and benefits	$430	$3,500	$1,104	$7,988

During the three and six months ended July 2, 2010, restructuring expense of $0.4 million and $1.1 million, respectively, was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 70 positions eliminated year to date. During the three and six months ended July 2, 2010, of the total restructuring expense, $0.3 million and $1.0 million, respectively, was shown as a separate line within Operating expense, and $0.1 million and $0.1 million, respectively, was included within Cost of sales on the Company’s Condensed Consolidated Statements of Income.

During the three and six months ended July 2, 2009, restructuring expense of $3.5 million and $8.0 million, respectively, was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 250 positions eliminated. During the three and six months ended July 2, 2009, of the total restructuring expense, $1.3 million and $4.9 million, respectively, was shown as a separate line within Operating expense, and $2.2 million and $3.1 million, respectively, was included within Cost of sales on the Company’s Condensed Consolidated Statements of Income.

Restructuring liability:

The following table summarizes the restructuring activity for the six months ended July 2, 2010:

(Dollars in thousands)
Balance as of January 1, 2010	$2,628
Charges	1,104
Payments	(2,455)
Adjustments	(180)

Balance as of July 2, 2010	$1,097

The $1.1 million restructuring accrual consists of severance and benefits. Of the $1.1 million restructuring accrual, $1.0 million is included in Other current liabilities and is expected to be settled in the first quarter of fiscal 2011.

Non-operating Income, Net

The components of non-operating income, net, were as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

(Dollars in thousands)

Interest income	$244	$223	$643	$422
Interest expense	(411)	(465)	(809)	(958)
Foreign currency transaction loss	(1,869)	(216)	(1,123)	(32)
Income from equity method investments, net	3,147	586	5,621	479
Other income (expense), net	(825)	927	(511)	488

Total non-operating income, net	$286	$1,055	$3,821	$399

Non-operating income, net decreased $0.8 million and increased $3.4 million for the three and six months of fiscal 2010, respectively, as compared to the same corresponding period in fiscal 2009. The decrease in the three months is primarily due to an increase in foreign currency losses, changes in deferred compensation plan asset gains and losses included in Other income (expense), net, offset by an increase in joint ventures profitability. The increase for six month periods was primarily due to higher income from joint ventures, partially offset by changes in deferred compensation plan asset gains and losses included in Other income (expense), net, and an increase in foreign currency losses.

Income Tax Provision

Our effective income tax rate for the three and six months ended July 2, 2010 was 83.4% and 56.6%, respectively, as compared to 29.0% and 27.2% for the three months and six months ended July 3, 2009. The 2010 second quarter effective tax rate is higher than the statutory federal income tax rate primarily due to the net impact of the U.S. IRS audit settlement of our 2005 through 2007 tax years, offset by geographical mix of our pre-tax income. The audit settlement includes the IRS and state tax and interest charges of $52.4 million, offset by the release of related unrecognized tax benefits and other items of $24.9 million, for a net charge of $27.5 million. The 2009 second quarter effective tax rate is lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of our pre-tax income.

The resolution of the 2005 through 2007 audit resulted in a tax assessment to us of $42.5 million and interest of $7.2 million for a total of $49.7 million that we paid on July 15, 2010. Additionally, as a result of the settlement, we will incur state income taxes and interest of approximately $2.5 million.

* As of result of the IRS settlement, we believe that our ongoing tax rate for the foreseeable future beyond 2010 will be reduced.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of July 2, 2010 and January 2, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of	July 2, 2010	January 1, 2010
(Dollars in thousands)

Cash and cash equivalents	$261,660	$273,848
Total debt	153,022	151,483

Six Months Ended	July 2, 2010	July 3, 2009
(Dollars in thousands)

Cash provided by operating activities	$95,309	$108,674
Cash used in investing activities	(60,708)	(80,791)
Cash provided (used) by financing activities	(41,325)	5,930
Effect of exchange rate changes on cash and cash equivalents	(5,464)	1,815

Net increase (decrease) in cash and cash equivalents	$(12,188)	$35,628

Cash and Cash Equivalents

As of July 2, 2010, cash and cash equivalents totaled $261.7 million as compared to $273.8 million at January 1, 2010. Debt was $153.0 million as of July 2, 2010, as compared to $151.5 million at January 1, 2010.

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

Operating Activities

Cash provided by operating activities was $95.3 million for the six months ended July 2, 2010, as compared to $108.7 million for the six months ended July 3, 2009. This decrease of $13.4 million was primarily driven by an increase in accounts receivable due to higher revenue and an increase in inventory spending, offset by a net increase in Income taxes payable and Accrued liabilities associated with the IRS tax settlement.

Investing Activities

Cash used in investing activities was $60.7 million for the six months ended July 2, 2010, as compared to $80.8 million for the six months ended July 3, 2009. The decrease of $20.1 million was due to lower cash requirement for business and intangible asset acquisitions.

Financing Activities

Cash used by financing activities was $41.3 million for the six months ended July 2, 2010, as compared to cash provided of $5.9 million for the six months ended July 3, 2009. The decrease of $47.2 million was primarily due to the stock repurchase during the second quarter of fiscal 2010.

Accounts Receivable and Inventory Metrics

As of	July 2, 2010	January 1, 2010

Accounts receivable days sales outstanding	60	66
Inventory turns per year	3.8	3.4

Accounts receivable days sales outstanding were 60 days as of July 2, 2010, as compared to 66 days as January 2, 2009. Our accounts receivable days sales outstanding is calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 3.8 as of July 2, 2010, as compared to 3.4 as of January 1, 2010. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.

Debt

As of July 2, 2010, our total debt was comprised primarily of our revolving credit line in the amount of $151.0 million, which was drawn down in the third and the fourth quarters of fiscal 2008. As of July 2, 2010 and January 1, 2010 we had notes payable totaling approximately $2.0 million and $0.5 million, respectively. The balance as of July 2, 2010 consists primarily of notes payable to noncontrolling interest holders of one of our consolidated subsidiaries. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification. The note payable balance as of January 1, 2010 consists primarily of government loans to foreign subsidiaries.

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

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations, and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of July 2, 2010 we were in compliance with all financial debt covenants.

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

		Three Months Ended				Six Months Ended
		Jul-2, 2010		Jul-3, 2009		Jul-2, 2010		Jul-03, 2009

(Dollars in thousands, except per share data) (Unaudited)		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue

GROSS MARGIN:
GAAP gross margin:		$163,426	49.0%	$142,800	49.2%	$322,423	49.4%	$286,758	49.5%
Restructuring	( A )	55	0.0%	2,198	0.7%	98	0.0%	3,063	0.5%
Amortization of purchased intangibles	( B )	5,790	1.7%	5,475	1.9%	11,559	1.8%	10,760	1.9%
Stock-based compensation	( C )	486	0.2%	477	0.2%	987	0.2%	915	0.2%
Amortization of acquisition-related inventory step-up	( D )	—	0.0%	247	0.1%	71	0.0%	470	0.1%

Non-GAAP gross margin:		$169,757	50.9%	$151,197	52.1%	$335,138	51.4%	$301,966	52.2%

OPERATING EXPENSES:
GAAP operating expenses:		$122,865		$114,074		$245,747		$233,780
Restructuring	( A )	(375)		(1,302)		(1,006)		(4,925)
Amortization of purchased intangibles	( B )	(8,126)		(7,530)		(16,172)		(14,499)
Stock-based compensation	( C )	(4,498)		(4,077)		(9,638)		(7,865)
Non-recurring acquisition costs	( E )	(1,764)		(2,340)		(2,502)		(2,805)

Non-GAAP operating expenses:		$108,102		$98,825		$216,429		$203,686

OPERATING INCOME:
GAAP operating income:		$40,561	12.2%	$28,726	9.9%	$76,676	11.7%	$52,978	9.1%
Restructuring	( A )	430	0.1%	3,500	1.2%	1,104	0.2%	7,988	1.4%
Amortization of purchased intangibles	( B )	13,916	4.2%	13,005	4.5%	27,731	4.3%	25,259	4.4%
Stock-based compensation	( C )	4,984	1.5%	4,554	1.6%	10,625	1.6%	8,780	1.5%
Amortization of acquisition-related inventory step-up	( D )	—	0.0%	247	0.1%	71	0.0%	470	0.1%
Non-recurring acquisition costs	( E )	1,764	0.5%	2,340	0.8%	2,502	0.4%	2,805	0.5%

Non-GAAP operating income:		$61,655	18.5%	$52,372	18.1%	$118,709	18.2%	$98,280	17.0%

NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$6,353		$20,857		$34,251		$38,322
Restructuring	( A )	430		3,500		1,104		7,988
Amortization of purchased intangibles	( B )	13,916		13,005		27,731		25,259
Stock-based compensation	( C )	4,984		4,554		10,625		8,780
Amortization of acquisition-related inventory step-up	( D )	—		247		71		470
Non-recurring acquisition costs	( E )	1,774		1,954		2,312		2,419
Income tax effect	( F )	24,165		(6,741)		18,151		(12,155)

Non-GAAP net income attributable to Trimble Navigation Ltd.		$51,622		$37,376		$94,245		$71,083

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.05		$0.17		$0.28		$0.32
Restructuring	( A )	—		0.03		0.01		0.07
Amortization of purchased intangibles	( B )	0.11		0.11		0.22		0.21
Stock-based compensation	( C )	0.04		0.04		0.09		0.07
Amortization of acquisition-related inventory step-up	( D )	—		—		—		—
Non-recurring acquisition costs	( E )	0.02		0.02		0.02		0.02
Income tax effect	( F )	0.20		(0.06)		0.14		(0.10)

Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.42		$0.31		$0.76		$0.59

OPERATING LEVERAGE:
Increase in non-GAAP operating income		$9,283				$20,429
Increase in revenue		$43,300				$73,361
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)		21.4%				27.8%

SEGMENT OPERATING INCOME:			% of Segment Revenue		% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
Engineering and Construction
GAAP operating income before corporate allocations:		$33,921	18.0%	$19,160	13.0%	$52,728	15.2%	$21,669	7.9%
Stock-based compensation	( G )	1,878	1.0%	1,431	1.0%	3,603	1.1%	2,739	1.0%

Non-GAAP operating income before corporate allocations:		$35,799	19.0%	$20,591	14.0%	$56,331	16.3%	$24,408	8.9%

Field Solutions
GAAP operating income before corporate allocations:		$28,980	36.2%	$30,148	37.8%	$68,293	38.8%	$72,351	40.4%
Stock-based compensation	( G )	477	0.5%	260	0.3%	933	0.5%	482	0.3%

Non-GAAP operating income before corporate allocations:		$29,457	36.7%	$30,408	38.1%	$69,226	39.3%	$72,833	40.7%

Mobile Solutions
GAAP operating income before corporate allocations:		$324	0.8%	$3,648	9.3%	$2,223	2.9%	$6,796	8.8%
Stock-based compensation	( G )	217	0.6%	1,103	2.9%	1,419	1.9%	2,247	2.9%

Non-GAAP operating income before corporate allocations:		$541	1.4%	$4,751	12.2%	$3,642	4.8%	$9,043	11.7%

Advanced Devices
GAAP operating income before corporate allocations:		$5,181	19.5%	$4,833	20.2%	$10,806	20.0%	$9,145	19.1%
Stock-based compensation	( G )	457	1.7%	346	1.4%	900	1.6%	671	1.4%

Non-GAAP operating income before corporate allocations:		$5,638	21.2%	$5,179	21.6%	$11,706	21.6%	$9,816	20.5%

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

C.

Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the three months ended July 2, 2010 and July 3, 2009, stock-based compensation was allocated as follows:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

(Dollars in thousands)

Cost of sales	$486	$477	$987	$915
Research and development	984	854	1,931	1,638
Sales and Marketing	1,347	1,062	2,730	2,066
General and administrative	2,167	2,161	4,977	4,161

	$4,984	$4,554	$10,625	$8,780

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

E.

Non-recurring acquisition costs. Included in our GAAP presentation of operating expenses and non-operating income, net, non-recurring acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs. Also included are unusual acquisition related items such as adjustments to the fair value of earnout liabilities and payments made to settle earnout and holdback disputes. We exclude these items because they are non-recurring and unique to specific acquisitions and are not indicative of our core operating performance.

F.

Income tax effect. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP adjustments on non-GAAP net income. In addition, the three and six months ended July 2, 2010 include the net impact of the $27.5 million associated with the IRS audit settlement.

G.

Stock-based Compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $2.0 million and $1.4 million for the three months ended July 2, 2010 and July 3, 2009, respectively and $3.8 million and $2.6 million for the six months ended July 2, 2010 and July 3, 2009, respectively.

Non-GAAP Operating Income

Non-GAAP operating income increased by $9.3 million for the three months ended July 2, 2010, as compared to the corresponding period in the prior year. Non-GAAP Operating income as a percentage of total revenue was 18.5% for the three months ended July 2, 2010, as compared to 18.1% for the three months ended July 3, 2009. Non-GAAP operating income increased by $20.4 million for the six months ended July 2, 2010, as compared to the corresponding period in the prior year. Non-GAAP Operating income as a percentage of total revenue was 18.2% for the six months ended July 2, 2010, as compared to 17.0% for the six months ended July 3, 2009. The increase in operating income for both the three and six month periods was primarily driven by higher revenue in Engineering and Construction. The increase in operating income percentage for both the three and six month periods was primarily due to increased operating leverage in Engineering and Construction.

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

Foreign Currency Exchange Rate Risk

There have been no significant changes to our foreign currency exchange rate risk assessment. Refer to our 2009 Annual Report on Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c) The following table provides information relating to our purchases of equity securities for the second quarter of fiscal 2010.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

April 3, 2010 – May 7, 2010	—	—	—	—
May 8, 2010 – June 4, 2010	1,164,376	29.07	1,164,376	90,258,998
May 31, 2008 – June 27, 2008	1,195,163	28.33	1,195,163	56,405,197

Total	2,359,539	28.69	2,359,539

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

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through February 24, 2010. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
10.1	Trimble Navigation Limited Board of Directors Compensation Plan, effective April 27, 2010. (8)
10.2	Trimble Navigation Limited Amended and Restated 2002 Stock Plan, with forms of option agreements. (8)
10.3	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan, with forms of subscription agreements. (8)
10.4	Trimble Navigation Limited Annual Management Incentive Plan. (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 10, 2010. (8)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 10, 2010. (8)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 dated August 10, 2010. (8)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 dated August 10, 2010. (8)
101.INS	XBRL Instance Document. (9)
101.SCH	XBRL Taxonomy Extension Schema Document. (9)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (9)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (9)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (9)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (9)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 2, 2010.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2010.
(8)	Filed herewith.
(9)

Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

DATE: August 10, 2010

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through February 24, 2010. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
10.1	Trimble Navigation Limited Board of Directors Compensation Plan, effective April 27, 2010. (8)
10.2	Trimble Navigation Limited Amended and Restated 2002 Stock Plan, with forms of option agreements. (8)
10.3	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan, with forms of subscription agreements. (8)
10.4	Trimble Navigation Limited Annual Management Incentive Plan. (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 10, 2010. (8)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 10, 2010. (8)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 dated August 10, 2010. (8)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 dated August 10, 2010. (8)
101.INS	XBRL Instance Document. (9)
101.SCH	XBRL Taxonomy Extension Schema Document. (9)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (9)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (9)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (9)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (9)
(1)	Incorporated by reference to exhibit number 4.1 to the registrant's Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 2, 2010.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2010.
(8)	Filed herewith.
(9)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.