Form 10-Q
period 2010-10-01
TRIMBLE NAVIGATION LTD /CA/
filed 2010-11-09
CIK 864749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2010, there were 120,085,706 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED

FORM 10-Q for the Quarter Ended October 1, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)	October 1, 2010	January 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$211,056	$273,848
Accounts receivable, net	229,746	202,293
Other receivables	18,172	11,856
Inventories, net	176,853	144,012
Deferred income taxes	29,600	39,686
Other current assets	20,673	18,383

Total current assets	686,100	690,078
Property and equipment, net	49,525	44,635
Goodwill	812,564	764,193
Other purchased intangible assets, net	203,230	202,782
Other non-current assets	64,661	51,589

Total assets	$1,816,080	$1,753,277

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,913	$445
Accounts payable	73,064	53,775
Accrued compensation and benefits	60,908	43,272
Deferred revenue	74,392	68,968
Accrued warranty expense	13,802	14,744
Other current liabilities	38,187	42,041

Total current liabilities	262,266	223,245
Non-current portion of long-term debt	151,180	151,038
Non-current deferred revenue	12,606	15,599
Deferred income taxes	29,388	38,857
Other non-current liabilities	41,313	59,983

Total liabilities	496,753	488,722

Commitments and contingencies

EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 180,000 shares authorized; 119,961 and 120,450 shares issued and outstanding at October 1, 2010 and January 1, 2010, respectively	754,664	720,248
Retained earnings	500,407	491,367
Accumulated other comprehensive income	50,689	48,297

Total Trimble Navigation Ltd. shareholders’ equity	1,305,760	1,259,912
Noncontrolling interests	13,567	4,643

Total equity	1,319,327	1,264,555

Total liabilities and equity	$1,816,080	$1,753,277

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Revenue (1)	$318,210	$269,713	$970,588	$848,730
Cost of sales (1)	158,462	137,255	488,417	429,514

Gross margin	159,748	132,458	482,171	419,216

Operating expenses
Research and development	36,897	33,250	109,339	100,844
Sales and marketing	53,228	47,022	153,518	141,120
General and administrative	29,637	23,237	85,474	75,901
Restructuring charges	238	872	1,244	5,797
Amortization of purchased intangible assets	8,078	7,912	24,250	22,411

Total operating expenses	128,078	112,293	373,825	346,073

Operating income	31,670	20,165	108,346	73,143
Non-operating income, net
Interest income	221	124	864	546
Interest expense	(576)	(450)	(1,385)	(1,408)
Foreign currency transaction gain (loss), net	77	792	(1,046)	760
Income (loss) from equity method investments, net	3,404	(58)	9,025	421
Other income, net	3,533	988	3,022	1,476

Total non-operating income, net	6,659	1,396	10,480	1,795

Income before taxes	38,329	21,561	118,826	74,938
Income tax provision	5,487	5,714	51,061	20,244

Net income	32,842	15,847	67,765	54,694
Less: Net income (loss) attributable to noncontrolling	(3)	270	669	795

Net income attributable to Trimble Navigation Ltd.	$32,845	$15,577	$67,096	$53,899

Basic earnings per share	$0.27	$0.13	$0.56	$0.45

Shares used in calculating basic earnings per share	119,474	120,047	120,296	119,620

Diluted earnings per share	$0.27	$0.13	$0.54	$0.44

Shares used in calculating diluted earnings per share	122,869	122,854	123,599	121,893

(1)	Sales to Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble) were $5.5 million and $3.6 million for the three months ended October 1, 2010 and October 2, 2009, respectively, with associated cost of sales to those related parties of $3.6 million and $2.5 million, respectively. Sales to CTCT and Nikon-Trimble were $15.8 million and $11.5 million for the nine months ended October 1, 2010 and October 2, 2009, respectively, with associated cost of sales of $10.7 million and $7.7 million, respectively. In addition, cost of sales associated with related party net inventory purchases were $7.4 million and $4.7 million for the three months ended October 1, 2010 and October 2, 2009, respectively, and $22.0 million and $15.2 million for the nine months ended October 1, 2010 and October 2, 2009, respectively. See Note 4 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009
Cash flow from operating activities:
Net income	$67,765	$54,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,310	13,941
Amortization expense	42,165	38,968
Provision for doubtful accounts	3,022	2,933
Deferred income taxes	(3,827)	(9,268)
Stock-based compensation	16,165	13,321
Income from equity method investments	(9,025)	(421)
Excess tax benefit for stock-based compensation	(1,971)	(1,304)
Provision for excess and obsolete inventories	3,573	2,943
Other non-cash items	(3,630)	(2,707)
Add decrease (increase) in assets:
Accounts receivable	(17,030)	2,613
Other receivables	191	6,288
Inventories	(32,549)	1,300
Other current and non-current assets	366	1,915
Add increase (decrease) in liabilities:
Accounts payable	15,796	(1,068)
Accrued compensation and benefits	15,780	2,273
Accrued liabilities	(25,051)	1,947
Deferred revenue	1,982	10,753

Net cash provided by operating activities	87,032	139,121

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(90,757)	(50,824)
Acquisitions of property and equipment	(17,162)	(9,541)
Acquisitions of intangible assets	(625)	(26,839)
Purchase of equity method investments	(5,692)	—
Net purchases of short term investments	—	(2,000)
Dividends received	5,000	2,896
Other	99	(379)

Net cash used in investing activities	(109,137)	(86,687)

Cash flow from financing activities:
Issuances of common stock, net	31,885	13,673
Repurchase and retirement of common stock	(73,853)	—
Excess tax benefit for stock-based compensation	1,971	1,304
Payments on long-term debt and revolving credit lines	(467)	(168)

Net cash provided by (used in) financing activities	(40,464)	14,809

Effect of exchange rate changes on cash and cash equivalents	(223)	5,325

Net increase (decrease) in cash and cash equivalents	(62,792)	72,568
Cash and cash equivalents, beginning of period	273,848	142,531

Cash and cash equivalents, end of period	$211,056	$215,099

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Trimble Navigation Limited (the Company), incorporated in California in 1981, provides positioning solutions to commercial and government users in a large number of markets. These markets include surveying, agriculture, construction, asset management, mapping, and mobile resource management.

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2009 was January 1, 2010. The third quarters of fiscal 2010 and fiscal 2009 ended on October 1, 2010 and October 2, 2009, respectively. Fiscal 2010 and 2009 were both 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of the Company and its majority-owned subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the minority shareholders’ proportionate share of the net assets and results of operations of the Company’s majority-owned subsidiaries.

The accompanying financial data as of October 1, 2010 and for the three and nine months ended October 1, 2010 and October 2, 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of January 1, 2010 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2009. Certain amounts from prior periods have been reclassified to conform to the current period presentation. The following discussion should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of October 1, 2010, results of operations for the three and nine months ended October 1, 2010 and October 2, 2009 and cash flows for the nine months ended October 1, 2010 and October 2, 2009, as applicable, have been made. The results of operations for the three and nine months ended October 1, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions. The Company has evaluated all subsequent events through the date that these financial statements have been filed with the SEC.

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting polices during the nine months ended October 1, 2010 from those disclosed in the Company’s 2009 Form 10-K, with the exception of the Company’s accounting policy for revenue recognition as described below.

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

Revenue for orders is generally not recognized until the product is shipped and title has transferred to the buyer. The Company bears all costs and risks of loss or damage to the goods up to that point. The Company’s shipment terms for U.S. orders and international orders fulfilled from

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

the Company’s European distribution center typically provide that title passes to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, the Company may choose within the place or range stipulated where the carrier will take the goods into carrier’s charge. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer. Shipping and handling costs are included in Cost of sales.

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

Total revenue as reported and pro forma total revenues that would have been reported during the three and nine months ended October 1, 2010, if the transactions entered into or materially modified after January 1, 2010 were subject to previous accounting guidance, are shown in the following table:

(Dollars in thousands)	As Reported	Pro Forma
Total revenue for the three months ended October 1, 2010	$318,210	$314,817
Total revenue for the nine months ended October 1, 2010	$970,588	$963,983

The impact of the revised accounting guidance to total revenue during the three and nine months ended October 1, 2010 was attributable to the reallocation of discounts to revenue deliverables, the recognition of hardware revenue associated with subscription contracts, which was previously recognized ratably over the contract period, and the ability to assign selling price to undelivered elements, which previously required VSOE.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2010 are as follows:

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

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

NOTE 3. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In January 2008, the Company’s Board of Directors authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing the Company to repurchase up to $250 million of Trimble’s common stock under this program. After placing the program on hold in late 2008 due to the economic downturn, Trimble resumed purchases under the program, beginning in the second quarter of 2010. During the three months ended October 1, 2010, the Company repurchased approximately 216,000 shares of common stock in open market purchases at an average price of $28.40 per share, for a total of $6.1 million. During the nine months ended October 1, 2010, the Company repurchased approximately 2,576,000 shares of common stock in open market purchases at an average price of $28.67 per share, for a total of $73.8 million. No shares of common stock were repurchased during the three and nine months ended October 2, 2009. Since January 2008, the Company has repurchased approximately 6,819,000 shares of common stock in open market purchases at an average price of $29.29 per share, for a total of $199.7 million. The purchase price was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired. As of October 1, 2010, the 2008 Stock Repurchase Program had remaining authorized funds of $50.3 million. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

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

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2010 and October 2, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Cost of sales	$485	$453	$1,472	$1,368

Research and development	968	866	2,899	2,504
Sales and marketing	1,283	1,134	4,013	3,200
General and administrative	2,804	2,088	7,781	6,249

Total operating expenses	5,055	4,088	14,693	11,953

Total stock-based compensation expense	5,540	4,541	16,165	13,321
Tax benefit (1)	(1,150)	(1,153)	(3,345)	(2,270)

Total stock-based compensation expense, net of tax	$4,390	$3,388	$12,820	$11,051

(1)	Tax benefit related to U.S. non-qualified options, restricted stock units, and disqualified disposition of incentive stock options, applying a Federal statutory and State (Federal effected) tax rate for the respective periods.

Options

Stock option expense recognized during the period is based on the fair value of the portion of the stock option that is expected to vest during the period and is net of estimated forfeitures. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The Black-Scholes model was used to value those options granted prior to the fourth quarter of fiscal 2005. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted during the three and nine months ended October 1, 2010 and October 2, 2009, the following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Expected dividend yield	—	—	—	—
Expected stock price volatility	43.8%	46.8%	43.7%	46.7%
Risk free interest rate	1.7%	1.8%	1.8%	1.9%
Expected life of option	4.1 years	4.1 years	4.2 years	4.2 years

Expected Dividend Yield — The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Expected Stock Price Volatility — The Company’s computation of expected volatility is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility, commensurate with the expected life of the stock options.

Expected Risk Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the stock options.

Expected Life Of Option — The Company’s expected life represents the period that the Company’s stock options are expected to be outstanding and is determined based on historical experience of similar stock options with consideration to the contractual terms of the stock options, vesting schedules, and expectations of future employee behavior.

NOTE 4. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar, began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income (loss) from equity method investments, net in the Non-operating income, net section of the Condensed Consolidated Statements of Income. During the three and nine months ended October 1, 2010, the Company recorded $1.8 million and $6.2 million, respectively, as its proportionate share of CTCT net income. During the comparable period of 2009, the Company recorded $0.6 million and $2.2 million, respectively, as its proportionate share of CTCT net income. During the nine months ended October 1, 2010 and October 2, 2009, dividends received from CTCT, amounted to $5.0 million and $2.9 million, and were recorded against Other non-current assets on the Condensed Consolidated Balance Sheets. The carrying amount of the investment in CTCT was $8.3 million at October 1, 2010 and $7.1 million at January 1, 2010, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

The Company acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at direct cost, plus a mark-up for the Company’s overhead costs to CTCT. CTCT then resells products at cost, plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occurs simultaneously when the products are purchased from the Company. During the three and nine months ended October 1, 2010, the Company recorded $0.8 million and $2.6 million of revenue, respectively, and $0.8 million and $2.5 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel. During the comparable three and nine months ended October 2, 2009, the Company recorded $0.4 million and $1.9 million of revenue, respectively, and $0.4 million and $1.8 million of cost of sales for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel. In addition, during the three and nine months ended October 1, 2010, the Company recorded $7.4 million and $22.0 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel. The comparable net cost of sales recorded by the Company for the three and nine months ended October 2, 2009 were $4.7 million and $15.2 million, respectively.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $2.9 million and $8.5 million for the three and nine months ended October 1, 2010, respectively, and totaling $2.5 million and $7.8 million for the three and nine months ended October 2, 2009, respectively. The reimbursements were offset against operating expense.

At October 1, 2010 and January 1, 2010, the Company had amounts due to and from CTCT. Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties. The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets. At October 1, 2010 and January 1, 2010, the receivables from CTCT were $4.6 million and $3.5 million, respectively, and are included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets. As of the same dates, the payables due to CTCT were $6.0 million and $4.4 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting. During the three and nine months ended October 1, 2010, the Company recorded a profit of $1.4 million and $2.7 million, respectively, and during the three and nine months ended October 2, 2009, the Company recorded loss of $0.7 million and $1.8 million, respectively, as its proportionate share of Nikon-Trimble net income. During the three and nine months ended October 1, 2010 and October 2, 2009, there were no dividends received from Nikon-Trimble. The carrying amount of the investment in Nikon-Trimble was $14.1 million at October 1, 2010 and $11.4 million at January 1, 2010, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products. The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company. During the three and nine months ended October 1, 2010, the Company recorded $4.7 million and $13.2 million of revenue and $2.8 million and $8.2 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. During the three and nine months ended October 2, 2009, the Company recorded $3.2 million and $9.6 million of revenue and $2.1 million and $5.9 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $7.7 million and $16.0 million during the three and nine months ended October 1, 2010, respectively, and $2.1 million and $6.1 million during the three and nine months ended October 2, 2009, respectively.

At October 1, 2010 and January 1, 2010, the Company had amounts due to and from Nikon-Trimble. Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties. The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheets. At October 1, 2010 and January 1, 2010, the amounts due from Nikon-Trimble were $4.1 million and $4.7 million, respectively, and are included within Accounts receivable, net on the Condensed Consolidated Balance Sheets. As of the same dates, the amounts due to Nikon-Trimble were $6.2 million and $4.5 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:

	October 1, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$234,736	$(139,447)	$95,289
Trade names and trademarks	21,634	(16,034)	5,600
Customer relationships	141,688	(62,754)	78,934
Distribution rights and other intellectual properties *	47,845	(24,438)	23,407

	$445,903	$(242,673)	$203,230

	January 1, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$213,696	$(114,870)	$98,826
Trade names and trademarks	20,861	(14,891)	5,970
Customer relationships	120,990	(48,885)	72,105
Distribution rights and other intellectual properties *	46,702	(20,821)	25,881

	$402,249	$(199,467)	$202,782

(*)	Included within Distribution rights and other intellectual properties is a $25.0 million distribution right that the Company purchased from Caterpillar, a related party for accounting purposes, during fiscal 2008. The fair value of the distribution right was estimated using a discounted cash flow analysis. The distribution right is being amortized over its estimated economic life of eight years.

The estimated future amortization expense of intangible assets as of October 1, 2010, is as follows:

(Dollars in thousands)
2010 (Remaining)	$14,710
2011	55,267
2012	47,553
2013	42,173
2014	20,294
Thereafter	23,233

Total	$203,230

Goodwill

The changes in the carrying amount of goodwill by operating segment for the nine months ended October 1, 2010, were as follows:

(Dollars in thousands)	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
Balance as of January 1, 2010	$389,702	$26,776	$333,265	$14,450	$764,193
Additions due to acquisitions	35,244	1,668	11,248	—	48,160
Purchase price adjustments	469	(3,348)	—	—	(2,879)
Foreign currency translation adjustments	2,723	117	62	188	3,090

Balance as of October 1, 2010	$428,138	$25,213	$344,575	$14,638	$812,564

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

As of (Dollars in thousands)	October 1, 2010	January 1, 2010
Raw materials	$69,987	$51,489
Work-in-process	5,617	4,869
Finished goods	101,249	87,654

Total inventories, net	$176,853	$144,012

Deferred costs of revenue are included within finished goods and were $16.4 million at October 1, 2010 and $16.8 million at January 1, 2010.

Other non-current liabilities consisted of the following:

As of (Dollars in thousands)	October 1, 2010	January 1, 2010
Deferred compensation	$9,020	$8,264
Unrecognized tax benefits	16,963	36,968
Other non-current liabilities	15,330	14,751

Total other non-current liabilities	$41,313	$59,983

As of October 1, 2010 and January 1, 2010, the Company has $17.0 million and $37.0 million, respectively, of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably affect the effective income tax rate and interest and/or penalties related to income tax matters in future periods.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

The following table presents revenue, operating income, and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangibles, amortization of acquisition-related inventory step-up, non-recurring acquisition costs and restructuring charges. The identifiable assets that the Company’s Chief Operating Decision Maker, its Chief Executive Officer, views by segment are accounts receivable, inventories, and goodwill.

	Reporting Segments
(Dollars in thousands)	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
Three Months Ended October 1, 2010
Segment revenue	$189,598	$67,240	$37,692	$23,680	$318,210
Operating income (loss)	36,589	21,027	(83)	4,073	61,606

Three Months Ended October 2, 2009
Segment revenue	$149,384	$55,654	$39,572	$25,103	$269,713
Operating income	21,131	16,286	3,367	4,488	45,272

Nine Months Ended October 1, 2010
Segment revenue	$535,657	$243,299	$113,839	$77,793	$970,588
Operating income	89,317	89,320	2,140	14,879	195,656

Nine Months Ended October 2, 2009
Segment revenue	$424,275	$234,598	$116,925	$72,932	$848,730
Operating income	42,800	88,637	10,163	13,633	155,233

As of October 1, 2010
Accounts receivable	$140,024	$49,534	$25,584	$14,604	$229,746
Inventories	115,788	26,869	17,950	16,246	176,853
Goodwill	428,138	25,213	344,575	14,638	812,564

As of January 1, 2010
Accounts receivable	$118,033	$37,178	$29,572	$17,510	$202,293
Inventories	91,248	22,025	16,826	13,913	144,012
Goodwill	389,702	26,776	333,265	14,450	764,193

Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and non-recurring acquisition costs. A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Consolidated segment operating income	$61,606	$45,272	$195,656	$155,233
Unallocated corporate expense	(15,214)	(10,345)	(43,751)	(33,992)
Amortization of purchased intangible assets	(14,432)	(13,620)	(42,165)	(38,968)
Restructuring charges	(290)	(1,142)	(1,394)	(9,130)

Consolidated operating income	31,670	20,165	108,346	73,143
Non-operating income, net	6,659	1,396	10,480	1,795

Consolidated income before taxes	$38,329	$21,561	$118,826	$74,938

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

NOTE 8. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

Long-term debt consisted of the following:

As of (Dollars in thousands)	October 1, 2010	January 1, 2010
Credit Facilities:
Revolving credit facility	$151,000	$151,000
Notes payable and other	2,093	483

Total debt	153,093	151,483

Less current portion of long-term debt	1,913	445

Non-current portion	$151,180	$151,038

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

In addition, during the first quarter of fiscal 2007 the Company incurred a five-year term loan under the 2007 Credit Facility in an aggregate principal amount of $100 million, which was repaid in full during fiscal 2008. As of October 1, 2010, the Company had an outstanding balance on the revolving credit line of $151.0 million which was drawn down in fiscal 2008.

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

The 2007 Credit Facility contains customary affirmative, negative, and financial covenants including, among other requirements, negative covenants that restrict the Company’s ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company’s obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of October 1, 2010, the Company was in compliance with all financial debt covenants.

Notes Payable

As of October 1, 2010 and January 1, 2010 the Company had notes payable totaling approximately $2.1 million and $0.5 million, respectively. The outstanding notes payable as of October 1, 2010 consisted primarily of notes payable to noncontrolling interest holders of one of the Company’s consolidated subsidiaries. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification. The outstanding notes payable balance as of January 1, 2010 consisted primarily of government loans to foreign subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

Leases and other commitments

The estimated future minimum operating lease commitments as of October 1, 2010, are as follows (dollars in thousands):

2010 (Remaining)	$5,228
2011	17,476
2012	12,406
2013	6,042
2014	4,243
Thereafter	4,791

Total	$50,186

Additionally, as of October 1, 2010, the Company had acquisition-related earn-outs of $4.2 million and holdbacks of $12.9 million recorded in Other current liabilities and Other non-current liabilities. The maximum remaining payments, including the $4.2 million and $12.9 million recorded, will not exceed $44.0 million. The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments. The remaining earn-outs and holdbacks are payable through 2013.

At October 1, 2010, the Company had unconditional purchase obligations of approximately $66.2 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

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

Level I — Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II — Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level III — Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Fair Values as of October 1, 2010
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds (1)	$99,640	$—	—	$99,640
Deferred compensation plan assets (2)	—	8,967	—	8,967
Derivative assets (3)	—	250	—	250

Total	$99,640	$9,217	$—	$108,857

Liabilities
Deferred compensation plan liabilities (2)	$—	$9,020	$—	$9,020
Derivative liabilities (3)	—	1,136	—	1,136
Contingent consideration liability (4)	—	—	2,192	2,192

Total	$—	$10,156	$2,192	$12,348

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

(1)	These investments are highly liquid investments such as money market funds and U.S. Treasury bills. The fair values are determined using observable quoted prices in active markets. Money market funds are included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. In prior year filings, the table above incorrectly excluded certain Level I money market funds. These funds however, were correctly included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.
(2)	The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets and liabilities included in Level II are valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.
(3)	Derivative assets and liabilities included in Level II primarily represent forward currency exchange contracts. The Company enters into these contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables. The derivatives are not designated as hedging instruments. The fair values are determined using inputs based on observable quoted prices. Derivative assets and liabilities are included in Other current assets and Other current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
(4)	The Company has six contingent consideration arrangements that require it to pay the former owners of certain companies it acquired during fiscal 2009 and fiscal 2010. The undiscounted maximum payment under all six arrangements is $8.5 million, based on future revenues or gross margins over a 3 year period. The Company estimated the fair value of these liabilities using the expected cash flow approach with inputs being probability-weighted revenue or gross margin projections, as the case may be, and discount rates ranging from 0.16% to 0.42%. Of the total contingent consideration liability, $0.3 million and $1.9 million were included in Other current liabilities and Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The table below sets forth a summary of changes in the fair value of the Level III contingent consideration liability for the three month ended October 1, 2010.

As of (Dollars in thousands)	Level III liabilities October 1, 2010
Balance as of January 1, 2010	$2,200
Acquisitions	2,337
Realized gains	(2,345)
Balance as of October 1, 2010	$2,192

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of (Dollars in thousands)	October 1, 2010		January 1, 2010
Assets:
Cash and cash equivalents	$211,056	$211,056	$273,848	$273,848
Forward foreign currency exchange contracts	250	250	594	594

Liabilities:
Credit facility	$151,000	$148,152	$151,000	$147,144
Forward foreign currency exchange contracts	1,136	1,136	52	52
Notes payable and other	2,093	2,073	483	479

The fair value of the bank borrowings and notes payable has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that Trimble would currently have to pay to extinguish any of this debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

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

Changes in the Company’s product warranty liability during the nine months ended October 1, 2010 are as follows:

(Dollars in thousands)
Balance as of January 1, 2010	$14,744
Accruals for warranties issued	13,064
Changes in estimates	(1,430)
Warranty settlements (in cash or in kind)	(12,576)

Balance as of October 1, 2010	$13,802

NOTE 11. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Numerator:
Net income attributable to Trimble Navigation Ltd.	$32,845	$15,577	$67,096	$53,899

Denominator:
Weighted average number of common shares used in basic earnings per share	119,474	120,047	120,296	119,620
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	3,395	2,807	3,303	2,273

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per	122,869	122,854	123,599	121,893

Basic earnings per share	$0.27	$0.13	$0.56	$0.45

Diluted earnings per share	$0.27	$0.13	$0.54	$0.44

For the three months ended October 1, 2010 and October 2, 2009, the Company excluded 2.3 million shares and 4.9 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. For the nine months ended October 1, 2010 and October 2, 2009, the Company excluded 2.2 million and 4.9 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. These shares were excluded from the three and nine month periods because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

NOTE 12: RESTRUCTURING CHARGES:

Restructuring expense for the three and nine months ended October 1, 2010 and October 2, 2009 was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Severance and benefits	$290	$1,142	$1,394	$9,130

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

During the three and nine months ended October 1, 2010, restructuring expense of $0.3 million and $1.4 million, respectively, was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 90 positions eliminated year to date. During the three and nine months ended October 1, 2010, of the total restructuring expense, $0.2 million and $1.2 million, respectively, was shown as a separate line within Operating expense, and $0.1 million and $0.2 million, respectively, was included within Cost of sales on the Company’s Condensed Consolidated Statements of Income.

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

Restructuring liability:

The following table summarizes the restructuring activity for the nine months ended October 1, 2010:

(Dollars in thousands)
Balance as of January 1, 2010	$2,628
Charges	1,394
Payments	(2,625)
Adjustments	(69)

Balance as of October 1, 2010	$1,328

The $1.3 million restructuring accrual consists of severance and benefits. The $1.3 million restructuring accrual is included in Other current liabilities and is expected to be settled in the third quarter of fiscal 2011.

NOTE 13: INCOME TAXES

The Company’s effective income tax rate for the three and nine months ended October 1, 2010 was 14.3% and 43.0%, respectively, as compared to 26.5% and 27.0%, respectively, for the three and nine months ended October 2, 2009. The effective income tax rate for the three months ended October 1, 2010 was lower than the statutory federal income tax rate of 35% primarily due to geographical mix of the Company’s pre-tax income. The effective income tax rate for the nine months ended October 1, 2010 was higher than the statutory federal income tax rate primarily due to the net impact of the U.S. Internal Revenue Service (IRS) audit settlement in the second quarter of 2010, partially offset by geographical mix of the Company’s pre-tax income. The effective income tax rate for the three and nine months ended October 2, 2009 was lower than the statutory federal income tax rate primarily due to the geographical mix of the Company’s pre-tax income.

In May 2010, the IRS closed its examination of the Company’s income tax returns for the years 2005 through 2007. As part of the audit, the IRS examined and adjusted the valuation and payment arrangement for the 2006 non-exclusive license of specified Trimble intellectual property rights to a foreign-based Trimble subsidiary. The consideration for this license was to be paid over time and was established based on the Company’s estimate of the ongoing royalties that would have been received in a similar license arrangement to an unrelated third-party licensee. Pursuant to the audit settlement, Trimble agreed to revise the valuation and to accelerate the payments under the existing royalty arrangement resulting in a net impact of $27.5 million in the second quarter of 2010, net of a release of liabilities for unrecognized tax benefits. The resolution of the 2005 through 2007 audit resulted in a tax assessment to the Company of $42.5 million and interest of $7.2 million for a total of $49.7 million that the Company paid on July 15, 2010. Additionally, as a result of the settlement, the Company incurred state income taxes and interest of approximately $2.5 million.

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

The amount of liabilities for unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future period are $23.3 million and $43.3 million at October 1, 2010 and January 1, 2010, respectively. The primary component of the net change is a $21.6 million realization of unrecognized tax benefits due to the effective settlement of the IRS 2005 through 2007 income tax audit. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s unrecognized tax benefit liabilities include interest and penalties at October 1, 2010 and January 1, 2010, of $3.3 million and $5.0 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

On September 30, 2008, the State of California enacted Assembly Bill 1452 into law which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension, adopts the federal 20-year net operating loss carryforward period, phases-in the federal two-year net operating loss carryback periods beginning in 2011, and limits the utilization of tax credits to the extent of 50 percent of a taxpayer’s tax liability before tax credits. On October 19, 2010, the State of California chaptered into law Senate Bill 858, which further suspends net operating loss deductions for 2010 and 2011 and suspends the commencement of the two year carryback phase-in to 2013.

NOTE 14: COMPREHENSIVE INCOME:

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net income	$32,842	$15,847	$67,765	$54,694
Foreign currency translation adjustments	30,091	14,387	2,438	23,562
Net unrealized gain on investments/actuarial gain (loss)	(72)	133	(46)	243

Comprehensive income	62,861	30,367	70,157	78,499
Less: Net income (loss) attributable to the noncontrolling interests	(3)	270	669	795

Comprehensive income attributable to Trimble Navigation Ltd.	$62,864	$30,097	$69,488	$77,704

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our significant accounting polices during the nine months ended October 1, 2010 from those disclosed in our 2009 Form 10-K, with the exception of our accounting policy for revenue recognition as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

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

In our Engineering and Construction segment, we expanded our network of SITECH Technology Dealers by adding SITECH dealerships in geographic locations such as Florida, Georgia, Alabama, Brazil, Australia, Mexico and Central Russia. These dealers represent Trimble and Caterpillar machine control systems for the contractor’s entire fleet of heavy equipment, regardless of machine brand. We also introduced new Trimble 4D Control software solutions for monitoring systems, which include support for geotechnical sensors and a user-friendly Web Module. We also rolled out the Trimble MX8 Mobile Spatial Imaging System, which is an advanced mobile data capture system that combines imaging and laser scanning capabilities to measure objects in 3D to produce 3D, 4D and 5D data sets for spatial imaging projects.

In our Field Solutions segment, we introduced the CFX-750 display, which features the latest in-cab touch screen, full-color display that allows farmers to choose the specific guidance, steering and precision agriculture capabilities that best fit their farm’s particular needs. We also rolled out new and enhanced variable rate and boom control options to the Field-IQ crop input control system which help farmers manage pest and nutrient applications by avoiding spray overlap. We enhanced the Juno SD Handheld to provide complete and compact solutions for Field Workforce Asset Management with voice and data capability. We introduced the Trimble Trident Analyst 2010 for spatial imaging, roadway signs, and GIS. This new software provides advanced information extraction capabilities, which provide users with increased capability and productivity.

In our Mobile Solutions segment, we launched a global safety initiative to help fleets become safer, more efficient and greener, including the introduction of the Trimble DriverSafety solution. This solution is designed to provide real-time feedback of unsafe maneuvers to drivers and a comprehensive picture for safety managers and fleet operation teams to accurately measure and mitigate fleet safety risks.

In our Advanced Devices segment, we introduced the Trimble AP10 receiver, which was the latest addition to the Trimble AP line of embedded GNSS-Inertial OEM board products that combine high-performance precision Global Navigation Satellite System (GNSS) and Applanix IN-Fusion™ GNSS-Inertial integration technology, running on a powerful, dedicated Inertial Engine (IE) board. The AP Series is ideal for a variety of commercial mobile positioning applications, including airborne, terrestrial and marine mapping and guidance for unmanned vehicles.

Extending our position in new and existing markets through new product categories

* We announced the formation of joint venture with Hilti, which will integrate Trimble’s positioning and asset management technologies with Hilti’s tools capabilities to create smarter tools and a smarter construction site. With the acquisition of Accubid, we established project management capabilities in the electrical BIM software space.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our efforts are focused in emerging markets in Africa, China, India, the Middle-East and Russia. SITECH Central Russia has been established offering a comprehensive portfolio of construction technology systems to heavy and highway contractors in Central Russia.

RECENT BUSINESS DEVELOPMENTS

The following companies and joint ventures were acquired or formed during twelve months ended October 1, 2010 and are combined in our results of operations since the date of acquisition or formation:

Intelligent Construction Tools, LLC.

On September 29, 2010, we and the Hilti Group formed a joint venture, Intelligent Construction Tools, LLC. The joint venture, 50 percent owned by us and 50 percent owned by Hilti, will focus on leveraging technologies from both companies to develop measuring solutions for the building construction trades.

Cengea

On September 10, 2010, we acquired privately-held Cengea Solutions Inc., based in British Columbia. Cengea is a leading provider of spatially-enabled business operations and supply chain management software for the forestry, agriculture and natural resource industries. Cengea’s performance is reported under our Mobile Solutions business segment.

Accubid Systems

On August 12, 2010, we acquired the assets of privately-held Accubid Systems, based in Concord, Ontario, Canada. Accubid is a leading provider of estimating, project management and service management software and services for electrical and mechanical contractors. Accubid’s performance is reported under our Engineering and Construction business segment.

Punch Telematix NV

On July 7, 2010, we acquired control of Punch Telematix NV. Punch was a public company based in Belgium and engaged in the development and marketing of transport management solutions. Punch’s performance is reported under our Mobile Solutions business segment.

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

Definiens

On June 10, 2010, we acquired Definiens’ Earth Sciences business assets and licenses of its software technology platform. Definiens is a Germany-based company specializing in image analysis solutions. Definiens’ performance is reported under our Engineering and Construction business segment.

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

LET Systems

On March 4, 2010, we acquired privately-held LET Systems based in Cork, Ireland. LET Systems is an internationally recognized leader in incident and outage management system solutions for utilities. LET Systems’ performance is reported under our Field Solutions business segment.

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Total consolidated revenue	$318,210	$269,713	$970,588	$848,730
Gross margin	$159,748	$132,458	$482,171	$419,216
Gross margin %	50.2%	49.1%	49.7%	49.4%
Total consolidated operating income	$31,670	$20,165	$108,346	$73,143
Operating income %	10.0%	7.5%	11.2%	8.6%

Revenue

In the three months ended October 1, 2010, total revenue increased by $48.5 million or 18%, as compared to the same corresponding period in fiscal 2009. Of the increase, Engineering and Construction revenue increased $40.2 million, Field Solutions increased $11.6 million, slightly offset by a decrease in Mobile Solutions of $1.9 million and a decrease in Advanced Devices of $1.4 million. The revenue increase was primarily due to a return to growth in the U.S. and rest of the world markets in Engineering and Construction and higher sales in Field Solutions due to increased farmer demand for agricultural products.

In the nine months ended October 1, 2010, total revenue increased by $121.9 million or 14%, as compared to the same corresponding period in fiscal 2009. Of the increase, Engineering and Construction revenue increased $111.4 million, Field Solutions increased $8.7 million, and Advanced Devices increased $4.9 million, slightly offset by a decrease in Mobile Solutions of $3.1 million. The revenue increase was primarily due to the economic recovery in the U.S. and rest of the world markets in Engineering and Construction.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, and foreign currency translations.

Gross margin increased by $27.3 million and $63.0 million for the three and nine months ended October 1, 2010, respectively, as compared to the corresponding periods in the prior year, primarily due to increased sales in Engineering and Construction. Gross margin as a percentage of total revenue for the three months ended October 1, 2010 was 50.2%, as compared to 49.1% for the three months ended October 2, 2009. Gross margin as a percentage of total revenue for the nine months ended October 1, 2010 was 49.7%, as compared to 49.4% for the nine months ended October 2, 2009. The increase in gross margin percentage for the three and nine month periods ended October 1, 2010 was primarily due to product mix.

Operating Income

Operating income increased by $11.5 million and $35.2 million for the three and nine months ended October 1, 2010, respectively, as compared to the corresponding periods in the prior year, primarily due to higher revenue. Operating income as a percentage of total revenue was 10.0% for the three months ended October 1, 2010, as compared to 7.5% for the three months ended October 2, 2009. Operating income as a percentage of total revenue was 11.2% for the nine months ended October 1, 2010, as compared to 8.6% for the nine months ended October 2, 2009. The increase in operating income percentage for both the three and nine month periods was primarily due to higher revenue and increased operating leverage.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangibles, amortization of inventory step-up, non-recurring acquisition costs, and restructuring charges.

The following table is a summary of revenue and operating income by segment:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Engineering and Construction
Revenue	$189,598	$149,384	$535,657	$424,275
Segment revenue as a percent of total revenue	60%	55%	55%	49%
Operating income	$36,589	$21,131	$89,317	$42,800
Operating income as a percent of segment revenue	19%	14%	17%	10%
Field Solutions
Revenue	$67,240	$55,654	$243,299	$234,598
Segment revenue as a percent of total revenue	21%	21%	25%	28%
Operating income	$21,027	$16,286	$89,320	$88,637
Operating income as a percent of segment revenue	31%	29%	37%	38%
Mobile Solutions
Revenue	$37,692	$39,572	$113,839	$116,925
Segment revenue as a percent of total revenue	12%	15%	12%	14%
Operating income (loss)	($83)	$3,367	$2,140	$10,163
Operating income (loss) as a percent of segment revenue	(0.2)%	9%	2%	9%
Advanced Devices
Revenue	$23,680	$25,103	$77,793	$72,932
Segment revenue as a percent of total revenue	7%	9%	8%	9%
Operating income	$4,073	$4,488	$14,879	$13,633
Operating income as a percent of segment revenue	17%	18%	19%	19%

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up, and non-recurring acquisition costs. A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Consolidated segment operating income	$61,606	$45,272	$195,656	$155,233
Unallocated corporate expense	(15,214)	(10,345)	(43,751)	(33,992)
Amortization of purchased intangible assets	(14,432)	(13,620)	(42,165)	(38,968)
Restructuring charges	(290)	(1,142)	(1,394)	(9,130)

Consolidated operating income	31,670	20,165	108,346	73,143
Non-operating income, net	6,659	1,396	10,480	1,795

Consolidated income before taxes	$38,329	$21,561	$118,826	$74,938

Engineering and Construction

Engineering and Construction revenue increased by $40.2 million or 27% and $111.4 million or 26% for the three and nine months ended October 1, 2010, respectively, as compared to the same corresponding periods in fiscal 2009. Segment operating income increased $15.5 million or 73% and $46.5 million or 109% for the three and nine months ended October 1, 2010, respectively, as compared to the same corresponding periods in fiscal 2009.

The revenue growth for both the three months and nine month periods was primarily driven by a return to growth in the U.S. and rest of the world markets. Segment operating income for both the three and nine month periods increased primarily due to higher revenue and increased operating leverage.

Field Solutions

Field Solutions revenue increased by $11.6 million or 21% and $8.7 million or 4% for the three and nine months ended October 1, 2010, respectively, as compared to the same corresponding periods in fiscal 2009. Segment operating income increased by $4.7 million or 29% and $0.7 million or 1% for the three and nine months ended October 1, 2010, respectively, as compared to the same corresponding periods in fiscal 2009.

The revenue growth for both the three month and nine month periods was primarily driven by new products and increased farmer demand for agricultural products. Operating income for the three and nine month periods increased primarily due to higher revenue in our agricultural business.

Mobile Solutions

Mobile Solutions revenue decreased by $1.9 million or 5% and $3.1 million or 3% for the three and nine months ended October 1, 2010, respectively, as compared to the same corresponding period in fiscal 2009. Segment operating income decreased by $3.5 million or 102% and $8.0 million or 79% for the three and nine months ended October 1, 2010, respectively, as compared to the same corresponding periods in fiscal 2009.

The revenue decline for the three month period was primarily due to the impact of lower subscription service revenue due to the loss of a large customer contract, partially offset by earlier recognition of hardware revenue in accordance with the new revenue accounting guidance adopted on January 2, 2010 and the impact of acquisition revenue. The revenue decline for the nine month period was primarily due to the impact of lower subscription service revenue due to the customer contract loss, partially offset by the earlier recognition of hardware revenue and the impact of acquisition revenue. The operating income decline for the three and nine month periods was primarily due to a reduction in higher margin subscription service revenue, slightly offset by an increase in lower margin hardware revenue.

Advanced Devices

Advanced Devices revenue decreased by $1.4 million or 6% and increased by $4.9 million or 7% for the three and nine months ended October 1, 2010, respectively, as compared to the same corresponding periods in fiscal 2009. Segment operating income decreased by $0.4 million or 9% and increased by $1.2 million or 9% for three and nine months ended October 1, 2010, respectively, as compared to the same corresponding periods in fiscal 2009.

The decrease in revenue for the three month period was primarily due to lower sales in our military advanced systems business. The revenue increase for the nine month period was driven by a return to growth in both our component and GNSS position and orientation systems. Operating income was slightly down for the three month periods due to lower revenue in our military advanced systems business. Operating income increased in the nine month period primarily due to the increase in revenue, partially offset by increased sales expense.

Research and Development, Sales and Marketing, and General and Administrative Expense

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Research and development	$36,897	$33,250	$109,339	$100,844
Percentage of revenue	12%	12%	11%	12%
Sales and marketing	53,228	47,022	153,518	141,120
Percentage of revenue	17%	17%	16%	16%
General and administrative	29,637	23,237	85,474	75,901
Percentage of revenue	9%	9%	9%	9%

Total	$119,762	$103,509	$348,331	$317,865

Percentage of revenue	38%	38%	36%	37%

Overall, R&D, S&M, and G&A expense increased by approximately $16.3 million and $30.5 million for the three and nine months ended October 1, 2010, respectively, as compared to the corresponding periods in fiscal 2009.

Research and development expense increased by $3.6 million and $8.5 million for the three and nine month periods ended October 1, 2010, respectively, as compared to the same corresponding periods in fiscal 2009, primarily due to increased outside engineering service and prototype expense, increased compensation expense, the inclusion of expense from acquisitions not included in the prior year, and foreign currency exchange rates. All of our R&D costs have been expensed as incurred. Costs of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. Spending overall was at approximately 12% and 11% of revenue in the three and nine months ended October 1, 2010, as compared to 12% in the corresponding periods in fiscal 2009.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $6.2 million and $12.4 million for the three and nine months ended October 1, 2010, respectively, as compared to the same corresponding periods in fiscal 2009. The increase was primarily due to increased compensation expense, the inclusion of expense from acquisitions not applicable in the prior year, and travel and trade show expense. Spending overall was at approximately 17% and 16% of revenue in the three and nine months ended October 1, 2010, as compared to 17% and 16% in the same corresponding periods in fiscal 2009.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $6.4 million and $9.6 million for the three and nine months ended October 1, 2010, respectively, as compared to the same corresponding periods in fiscal 2009 primarily due to increased compensation expense and the inclusion of expense from acquisitions not applicable in the prior year. Spending overall was at approximately 9% of revenue in the three and nine months ended October 1, 2010, as compared to 9% in the same corresponding period in fiscal 2009.

Amortization of Purchased Intangible Assets

* Amortization of purchased intangible assets was $14.4 million in the third quarter of fiscal 2010, as compared to $13.6 million in the third quarter of fiscal 2009. Of the total $14.4 million in the third quarter of fiscal 2010, $8.1 million is presented as a separate line within Operating expense and $6.3 million is included within Cost of sales on our Condensed Consolidated Statements of Income. The increase was due primarily to business acquisitions and asset purchases not included in the corresponding period of fiscal 2009. As of October 1, 2010, future amortization of intangible assets is expected to be $14.7 million during the remaining one quarter of fiscal 2010, $55.3 million during 2011, $47.5 million during 2012, $42.2 million during 2013, $20.3 million during 2014, and $23.2 million thereafter.

Restructuring Charges

Restructuring expense for the three and nine months ended October 1, 2010 and October 2, 2009 was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 1, 2010	October 2, 2009	October1, 2010	October 2, 2009
Severance and benefits	$290	$1,142	$1,394	$9,130

During the three and nine months ended October 1, 2010, restructuring expense of $0.3 million and $1.4 million, respectively, was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 90 positions eliminated year to date. During the three and nine months ended October 1, 2010, of the total restructuring expense, $0.2 million and $1.2 million, respectively, was shown as a separate line within Operating expense, and $0.1 million and $0.2 million, respectively, was included within Cost of sales on our Condensed Consolidated Statements of Income.

During the three and nine months ended October 2, 2009, restructuring expense of $1.1 million and $9.1 million, respectively, was related to decisions to streamline processes and reduce the cost structure of the Company, with approximately 300 positions eliminated. During the three and nine months ended October 2, 2009, of the total restructuring expense, $0.9 million and $5.8 million, respectively, was shown as a separate line within Operating expense, and $0.2 million and $3.3 million, respectively, was included within Cost of sales on our Condensed Consolidated Statements of Income.

Restructuring liability:

The following table summarizes the restructuring activity for the nine months ended October 1, 2010:

(Dollars in thousands)
Balance as of January 1, 2010	$2,628
Charges	1,394
Payments	(2,625)
Adjustments	(69)

Balance as of October 1, 2010	$1,328

The $1.3 million restructuring accrual consists of severance and benefits. The $1.3 million restructuring accrual is included in Other current liabilities and is expected to be settled in the third quarter of fiscal 2011.

Non-operating Income, Net

The components of non-operating income, net, were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Interest income	$221	$124	$864	$546
Interest expense	(576)	(450)	(1,385)	(1,408)
Foreign currency transaction gain (loss)	77	792	(1,046)	760
Income (loss) from equity method investments, net	3,404	(58)	9,025	421
Other income, net	3,533	988	3,022	1,476

Total non-operating income, net	$6,659	$1,396	$10,480	$1,795

Non-operating income, net increased $5.3 million and $8.7 million for the three and nine months of fiscal 2010, respectively, as compared to the corresponding periods in fiscal 2009. The increase in the three months and nine month periods was primarily due to higher income from joint ventures and changes in deferred compensation plan asset gains (losses) included in Other income, net, partially offset by a change in foreign currency gains (losses).

Income Tax Provision

The Company’s effective income tax rate for the three and nine months ended October 1, 2010 was 14.3% and 43.0%, respectively, as compared to 26.5% and 27.0%, respectively, for the three and nine months ended October 2, 2009. The effective income tax rate for the three months ended October 1, 2010 was lower than the statutory federal income tax rate of 35%, primarily due to the geographical mix of the Company’s per-tax income. The effective income tax rate for the nine months ended October 1, 2010 was higher than the statutory federal income tax rate primarily due to the net impact of the U.S. Internal Revenue Service (IRS) audit settlement in the second quarter of 2010, partially offset by geographical mix of the Company’s pre-tax income. The effective income tax rate for the three and nine months ended October 2, 2009 was lower than the statutory federal income tax rate primarily due to the geographical mix of the Company’s pre-tax income.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of October 1, 2010 and January 2, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of (Dollars in thousands)	October 1, 2010	January 1, 2010
Cash and cash equivalents	$211,056	$273,848
Total debt	153,093	151,483

Nine Months Ended (Dollars in thousands)	October 1, 2010	October 2, 2009
Cash provided by operating activities	$87,032	$139,121
Cash used in investing activities	(109,137)	(86,687)
Cash provided by (used in) financing activities	(40,464)	14,809
Effect of exchange rate changes on cash and cash equivalents	(223)	5,325

Net increase (decrease) in cash and cash equivalents	$(62,792)	$72,568

Cash and Cash Equivalents

As of October 1, 2010, cash and cash equivalents totaled $211.1 million as compared to $273.8 million at January 1, 2010. Debt was $153.1 million as of October 1, 2010, as compared to $151.5 million at January 1, 2010.

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

Operating Activities

Cash provided by operating activities was $87.0 million for the nine months ended October 1, 2010, as compared to $139.1 million for the nine months ended October 2, 2009. This decrease of $52.1 million was primarily driven by an increase in accounts receivable due to higher revenue, an increase in inventory spending, and the IRS tax settlement, offset by an increase in accounts payable and accrued compensation and benefits.

Investing Activities

Cash used in investing activities was $109.1 million for the nine months ended October 1, 2010, as compared to $86.7 million for the nine months ended October 2, 2009. The increase of $22.5 million was due to higher cash requirements for business and for intangible asset acquisitions.

Financing Activities

Cash used by financing activities was $40.5 million for the nine months ended October 1, 2010, as compared to cash provided of $14.8 million for the nine months ended October 2, 2009. The decrease of $55.3 million was primarily due to the stock repurchases in the first nine months of fiscal 2010.

Accounts Receivable and Inventory Metrics

As of	October 1, 2010	January 1, 2010
Accounts receivable days sales outstanding	66	66
Inventory turns per year	3.9	3.4

Accounts receivable days sales outstanding were both 66 days as of October 1, 2010 and January 2, 2009. Our accounts receivable days sales outstanding is calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 3.9 As of October 1, 2010, as compared to 3.4 as of January 1, 2010. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.

Debt

As of October 1, 2010, our total debt was comprised primarily of our revolving credit line in the amount of $151.0 million, which was drawn down in the third and the fourth quarters of fiscal 2008. As of October 1, 2010 and January 1, 2010 we had notes payable totaling approximately $2.1 million and $0.5 million, respectively. Our outstanding notes payable as of October 1, 2010 consisted primarily of notes payable to noncontrolling interest holders of one of our consolidated subsidiaries. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification. Our outstanding notes payable balance as of January 1, 2010 consisted primarily of government loans to foreign subsidiaries.

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

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations, and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of October 1, 2010 we were in compliance with all financial debt covenants.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The following presentation includes non-GAAP measures. Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures included in the below tables are non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP non-operating income, net, non-GAAP net income, non-GAAP diluted net income per share and operating leverage, and non-GAAP segment operating income before corporate allocations. These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of its investors track our “core operating performance” as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangibles, stock based compensation, amortization of acquisition-related inventory step-up, non-recurring acquisition costs, and a $27.5 million charge associated with the IRS settlement, which we believe are not indicative of our core operating performance. For a detailed explanations of the adjustments made to comparable GAAP measures, see items (A) — (G) below.

			Three Months Ended				Nine Months Ended
			Oct-1, 2010		Oct-2, 2009		Oct-1, 2010		Oct-02, 2009
			Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
GROSS MARGIN:
GAAP gross margin:			$159,748	50.2%	$132,458	49.1%	$482,171	49.7%	$419,216	49.4%
Restructuring	(A	)	52	0.0%	270	0.1%	150	0.0%	3,333	0.4%
Amortization of purchased intangibles	(B	)	6,356	2.0%	5,661	2.1%	17,915	1.8%	16,421	1.9%
Stock-based compensation	(C	)	485	0.2%	453	0.2%	1,472	0.2%	1,368	0.2%
Amortization of acquisition-related inventory step-up	(D	)	69	0.0%	—	0.0%	140	0.0%	470	0.0%

Non-GAAP gross margin:			$166,710	52.4%	$138,842	51.5%	$501,848	51.7%	$440,808	51.9%

OPERATING EXPENSES:
GAAP operating expenses:			$128,078	40.3%	$112,293	41.6%	$373,825	38.5%	$346,073	40.8%
Restructuring	(A	)	(238)	-0.1%	(872)	-0.3%	(1,244)	-0.1%	(5,797)	-0.7%
Amortization of purchased intangibles	(B	)	(8,078)	-2.5%	(7,912)	-3.0%	(24,250)	-2.5%	(22,411)	-2.7%
Stock-based compensation	(C	)	(5,055)	-1.6%	(4,088)	-1.5%	(14,693)	-1.5%	(11,953)	-1.4%
Stock-based compensation	(E	)	(569)	-0.2%	(577)	-0.2%	(3,071)	-0.3%	(3,382)	-0.4%

Non-GAAP operating expenses:			$114,138	35.9%	$98,844	36.6%	$330,567	34.1%	$302,530	35.6%

OPERATING INCOME:
GAAP operating income:			$31,670	10.0%	$20,165	7.5%	$108,346	11.2%	$73,143	8.6%
Restructuring	(A	)	290	0.1%	1,142	0.4%	1,394	0.1%	9,130	1.1%
Amortization of purchased intangibles	(B	)	14,434	4.5%	13,573	5.0%	42,165	4.3%	38,832	4.6%
Stock-based compensation	(C	)	5,540	1.7%	4,541	1.7%	16,165	1.7%	13,321	1.6%
Amortization of acquisition-related inventory step-up	(D	)	69	0.0%	—	0.0%	140	0.0%	470	0.0%
Stock-based compensation	(E	)	569	0.2%	577	0.2%	3,071	0.3%	3,382	0.4%

Non-GAAP operating income:			$52,572	16.5%	$39,998	14.8%	$171,281	17.6%	$138,278	16.3%

NON-OPERATING INCOME, NET:
GAAP non-operating income, net:			$6,659		$1,396		$10,480		$1,795
Non-recurring acquisition (gains) costs	(E	)	(3,022)		—		(3,212)		(386)

Non-GAAP non-operating income, net:			$3,637		$1,396		$7,268		$1,409

NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.			$32,845		$15,577		$67,096		$53,899
Restructuring	(A	)	290		1,142		1,394		9,130
Amortization of purchased intangibles	(B	)	14,434		13,573		42,165		38,832
Stock-based compensation	(C	)	5,540		4,541		16,165		13,321
Amortization of acquisition-related inventory step-up	(D	)	69		—		140		470
Non-recurring acquisition (gains) costs	(E	)	(2,453)		577		(141)		2,996
Income tax effect on non-GAAP adjustments	(F	)	(2,560)		(5,256)		15,591		(17,411)

Non-GAAP net income attributable to Trimble Navigation Ltd.			$48,165		$30,154		$142,410		$101,237

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.			$0.27		$0.13		$0.54		$0.44
Restructuring	(A	)	—		0.01		0.01		0.07
Amortization of purchased intangibles	(B	)	0.12		0.11		0.34		0.32
Stock-based compensation	(C	)	0.04		0.04		0.13		0.11
Amortization of acquisition-related inventory step-up	(D	)	—		—		—		—
Non-recurring acquisition (gains) costs	(E	)	(0.02)		—		—		0.03
Income tax effect on non-GAAP adjustments	(F	)	(0.02)		(0.04)		0.13		(0.14)

Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.			$0.39		$0.25		$1.15		$0.83

OPERATING LEVERAGE:
Increase in non-GAAP operating income			$12,574				$33,003
Increase in revenue			$48,497				$121,858
Operating leverage (increase in non-GAAP operating
income as a % of increase in revenue)			25.9%				27.1%

				% of Segment Revenue		% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:			$36,589	19.3%	$21,131	14.1%	$89,317	16.7%	$42,800	10.1%
Stock-based compensation	(G	)	1,891	1.0%	1,563	1.1%	5,494	1.0%	4,302	1.0%

Non-GAAP operating income before corporate allocations:			$38,480	20.3%	$22,694	15.2%	$94,811	17.7%	$47,102	11.1%

Field Solutions
GAAP operating income before corporate allocations:			$21,027	31.3%	$16,286	29.3%	$89,320	36.7%	$88,637	37.8%
Stock-based compensation	(G	)	464	0.7%	293	0.5%	1,397	0.6%	775	0.3%

Non-GAAP operating income before corporate allocations:			$21,491	32.0%	$16,579	29.8%	$90,717	37.3%	$89,412	38.1%

Mobile Solutions
GAAP operating income (loss) before corporate allocations:			$(83)	-0.2%	$3,367	8.5%	$2,140	1.9%	$10,163	8.7%
Stock-based compensation	(G	)	827	2.2%	958	2.4%	2,246	2.0%	3,205	2.7%

Non-GAAP operating income before corporate allocations:			$744	2.0%	$4,325	10.9%	$4,386	3.9%	$13,368	11.4%

Advanced Devices
GAAP operating income before corporate allocations:			$4,073	17.2%	$4,488	17.9%	$14,879	19.1%	$13,633	18.7%
Stock-based compensation	(G	)	450	1.9%	397	1.6%	1,350	1.8%	1,068	1.5%

Non-GAAP operating income before corporate allocations:			$4,523	19.1%	$4,885	19.5%	$16,229	20.9%	$14,701	20.2%

A.	Restructuring. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they are not indicative of our core operating performance.
B.	Amortization of purchased intangibles. Included in our GAAP presentation of cost of sales and operating expenses, amortization of purchased intangibles recorded arises from prior acquisitions and are non-cash in nature. We exclude these expenses from our non-GAAP measures because we believe they are not indicative of our core operating performance.

C.	Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the three months ended October 1, 2010 and October 2, 2009, stock-based compensation was allocated as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Cost of sales	$485	$453	$1,472	$1,368
Research and development	968	866	2,899	2,504
Sales and Marketing	1,283	1,134	4,013	3,200
General and administrative	2,804	2,088	7,781	6,249

	$5,540	$4,541	$16,165	$13,321

D.	Amortization of acquisition-related inventory step-up. The purchase accounting entries associated with our business acquisitions require us to record inventory at its fair value, which is sometimes greater than the previous book value of the inventory. Included in our GAAP presentation of cost of sales, the increase in inventory value is amortized to cost of sales over the period that the related product is sold. We exclude inventory step-up amortization from our non-GAAP measures because we do not believe it is indicative of our core operating performance.
E.	Non-recurring acquisition (gains) costs. Included in our GAAP presentation of operating expenses and non-operating income, net, non-recurring acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs. Also included are unusual acquisition related items such as adjustments to the fair value of earnout liabilities and payments made to settle earnout and holdback disputes. We exclude these items because they are non-recurring and unique to specific acquisitions and are not indicative of our core operating performance.
F.	Income tax effect on non-GAAP adjustments. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP adjustments on non-GAAP net income. In addition, the nine months ended October 1, 2010 include the net impact of the $27.5 million associated with the IRS audit settlement.
G.	Stock-based Compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $1.9 million and $1.3 million for the three months ended October 1, 2010 and October 2, 2009, respectively and $5.7 million and $4.0 million for the nine months ended October 1, 2010 and October 2, 2009, respectively.

Non-GAAP Operating Income

Non-GAAP operating income increased by $12.6 million for the three months ended October 1, 2010, as compared to the corresponding period in the prior year. Non-GAAP Operating income as a percentage of total revenue was 16.5% for the three months ended October 1, 2010, as compared to 14.8% for the three months ended October 2, 2009. Non-GAAP operating income increased by $33.0 million for the nine months ended October 1, 2010, as compared to the corresponding period in the prior year. Non-GAAP Operating income as a percentage of total revenue was 17.6% for the nine months ended October 1, 2010, as compared to 16.3% for the nine months ended October 2, 2009.The increase in operating income for both the three and nine month periods was primarily driven by higher revenue in Engineering and Construction. The increase in operating income percentage for both the three and nine month periods was primarily due to increased operating leverage in Engineering and Construction.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) The following table provides information relating to our purchases of equity securities for the third quarter of fiscal 2010.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 3, 2010 – August 6, 2010	216,378	28.40	216,378	50,259,023
August 7, 2010 – September 3, 2010	—	—	—	50,259,023
September 4, 2010 – October 1, 2010	—	—	—	50,259,023

Total	216,378	28.40	216,378

(1)	In January 2008, the Company announced that its board of directors had authorized a stock repurchase program for up to $250 million, effective February 1, 2008. The timing and actual number of shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

ITEM 6.	EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Bylaws of the Company, amended and restated through February 24, 2010. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 8, 2010. (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 8, 2010. (7)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2010. (7)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2010. (7)

101.INS	XBRL Instance Document. (8)

101.SCH	XBRL Taxonomy Extension Schema Document. (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (8)

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 2, 2010.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Filed herewith.

(8)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/S/ RAJAT BAHRI
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

DATE: November 8, 2010

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Bylaws of the Company, amended and restated through February 24, 2010. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 8, 2010. (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 8, 2010. (7)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2010. (7)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2010. (7)

101.INS	XBRL Instance Document. (8)

101.SCH	XBRL Taxonomy Extension Schema Document. (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (8)

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 2, 2010.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Filed herewith.

(8)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.