Form 10-K
period 2010-12-31
TRIMBLE NAVIGATION LTD /CA/
filed 2011-03-01
CIK 864749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 2, 2010, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3.4 billion based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2011
Common stock, no par value	122,171,485 shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Trimble Navigation Limited’s Proxy Statement relating to the annual meeting of stockholders to be held on May 3, 2011 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements regarding future events and the future results of Trimble Navigation Limited (“Trimble” or “the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, but are not limited to those discussed in this Report under the section entitled “ Risk Factors” and elsewhere, and in other reports Trimble files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We reserve the right to update these statements for any reason, including the occurrence of material events. The risks and uncertainties under the caption “Risks and Uncertainties” contained herein, among other things, should be considered in evaluating our prospects and future financial performance. We have attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs containing such material.

TRIMBLE NAVIGATION LIMITED

2010 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Trimble Navigation Limited, a California corporation (“Trimble” or “the Company” or “we” or “our” or “us”), provides advanced positioning product solutions, typically to commercial and government users. The principal application areas include surveying, agriculture, construction, asset management, mapping and mobile resource management. Our products provide benefits that can include lower operational costs, higher productivity, improved quality, and compliance. Product examples include agricultural and construction equipment, guidance systems, surveying instruments, systems that track fleets of vehicles, data collection systems that enable the management of large amounts of geo-referenced information, and information asset management systems for construction and agricultural markets. In addition, we also manufacture components for in-vehicle navigation and telematics systems, and timing modules used in the synchronization of wireless networks.

Our products often combine knowledge of location or position with a wireless link to provide a solution for a specific application. Position is provided through a number of technologies including the Global Positioning System, or GPS, other Global Navigation Satellite Systems, or GNSS and their augmentation systems, and systems that use laser or optical technologies to establish position. Wireless communication techniques include both public networks, such as cellular, and private networks, such as business band radio. Some of our products are augmented by our software; this includes embedded firmware that enables the positioning solution and application software that allows the customer to make use of the positioning information. We complement our product offerings with other software that the customer may elect to purchase as an enhancement to the solution. These solutions are delivered as either licensed software or in a hosted environment using Software as a Service, or SaaS model.

We design and market our own products. Our manufacturing strategy includes a combination of in-house assembly and third party subcontractors. Our global operations include major development, manufacturing, or logistics operations in the United States, Sweden, Germany, New Zealand, Canada, the United Kingdom, the Netherlands, China, and India. Products are sold through dealers, representatives, joint ventures, and other channels throughout the world. These channels are supported by our sales offices located in 25 countries.

We began operations in 1978 and incorporated in California in 1981. Our common stock has been publicly traded on NASDAQ since 1990 under the symbol TRMB.

Technology Overview

A significant portion of our revenue is derived from applying Global Navigation Satellite System, or GNSS, technology to terrestrial applications. The GNSS includes the network of 24 orbiting U.S. Global Positioning System, or GPS, radio navigation satellites and associated ground control that is funded and maintained by the U.S. Government and is available worldwide free of direct user fees, and the Russian GLONASS radio navigation satellite system. Both the European Community and China have announced plans to establish future operational radio navigation satellite systems. GNSS positioning is based on a technique that precisely measures distances from four or more satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GNSS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and then uses those distances to compute its position. Under normal circumstances, a stand-alone GNSS receiver is able to calculate its position at any point on earth, in the earth’s atmosphere, or in lower earth orbit, to approximately 10 meters, 24 hours a day. Much better accuracies are possible through a technique called “differential GNSS.” In addition to providing position, GNSS provides extremely accurate time measurement.

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

Our software products deliver solutions to our customers to optimize their business processes and workflows to improve productivity. Our software products range from field service and location oriented solutions on handheld and other small footprint devices, to scaleable server based solutions that integrate field data with enterprise back office applications. These software solutions are built on configurable and enterprise grade scalable platforms that can be tailored to the workflows that our customers follow to implement their customized business processes. They also integrate various field devices and data collection points to provide a connected view of various field assets and activities. Our core software solutions are included as embedded firmware. We also complement our core offerings with other elective software that are delivered as either licensed software or in a hosted environment using Software as a Service, or SaaS model. Our mobile resource management suite of products is a subscription based SaaS offering. Our software products, whether they run on a device, on a backend server behind the firewall or in our hosting center, allow our customers to derive the best results out of our GNSS, laser, optical and handheld products.

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

To introduce products in this segment, we have formed a joint venture with Caterpillar, called VirtualSite Solutions, or VSS. VSS develops software for fleet management and connected worksite solutions.

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

Our productivity solutions for the building construction contractor include Building Information Modeling (BIM) solutions. We deliver solutions that link office based processes and information with field personnel which include taking BIM and other design data to the field for highly accurate positioning and layout of foundations and mechanical, electrical, and plumbing systems. Our BIM solutions provide process and workflow integration from the design phase to the finished project to deliver improvements in productivity throughout the building construction lifecycle.

In addition, we design and market aerial and land mobile mapping data collection systems and office software for use by mapping companies, surveyors and other professionals.

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

Representative products sold in this segment include:

Trimble S8 Total Station – Our S8 Total Station is our most advanced optical instrument designed to deliver unsurpassed performance for both typical surveying and specialized engineering applications such as monitoring and tunneling. It features Trimble FineLock™ technology, a smart tracker sensor with a narrow field of view that enables the Trimble S8 total station to detect a target without interference from surrounding prisms. Our S8 combined with our 4D Control software creates a powerful solution for real-time and post-processed monitoring of permanent structures such as dams, short-term construction activities, and side slopes in mines.

Trimble R8 GNSS System – Our R8 GNSS System is a multi-channel, multi-frequency, multi-constellation GNSS receiver, antenna, and data-link radio combined in one compact unit. It features Trimble R-Track™ technology, powered by the most advanced RTK engine in the industry, supporting all GPS signals, including GPS Modernization (L2C signal and L5 signals) as well as GLONASS and the Galileo test signals GIOVE-A and GIOVE-B. This enhanced survey system also features capabilities to customize, remotely configure, and connect to Trimble R8 GNSS base and rover receivers from the office, saving additional trips to the field. Our R8 GNSS combines advanced receiver technology and a proven system design to provide maximum accuracy and productivity for a variety of surveying applications.

Trimble VX Spatial Station – Our VX™ Spatial Station is an advanced spatial imaging system that combines optical, 3D scanning, and imaging capabilities to measure objects in 3D to produce 2D and 3D deliverables for spatial imaging projects. It enables users to blend extremely accurate ground-based information with airborne data to provide comprehensive datasets for use in the geospatial information industry. With Trimble VISION™ technology, surveyor productivity is enhanced with the ability to remotely see and measure on their data controller via live video feed from the instrument and verify that they have captured all the necessary data before leaving the jobsite. By capturing metric images with the Trimble VX spatial station in the field, surveyors can continue taking additional measurements back in the office and further attribute data using the industry standard Trimble RealWorks™ software.

Trimble Access Software – Our Trimble Access software is a powerful field and office surveying solution that expedites data collection, processing, analysis and project information delivery through streamlined workflows and Internet-enabled collaboration and control amongst project team members. With Trimble Access software, surveyors have access to powerful yet familiar tools for typical work such as topographic surveys, staking, or control as well as various streamlined workflows for specialized applications, such as road surveying, tunneling, monitoring, and mining. These specialized applications are designed to simplify a specific type of project for reduced learning curves and improved efficiencies in the field. Our Trimble Access software brings the field and office teams closer together by enabling data sharing and collaboration in a secure environment – surveys can be completed faster with less time spent traveling back and forth to the office.

GCS Family of Grade Control Systems – Grade control systems meet construction contractors’ needs with productivity-enhancing solutions for earthmoving, site prep, and roadwork. Our GCS family provides upgrade options that deliver earthmoving contractors the flexibility to select a system that meets their daily needs today, and later add on to meet their changing needs. For example, a single control system such as the GCS300 can provide for low-cost point of entry into grade control, and over time can be upgraded to the GCS400 dual sensor system or to the full 3D GCS900 grade control system.

Trimble Layout Solutions – Trimble Layout solutions such as Trimble MEP and LM80 meet the needs of general, concrete, mechanical, electrical, and plumbing contractors. For example, using the Trimble MEP layout solution, mechanical, electrical and plumbing contractors can increase productivity significantly. Trimble MEP, the layout solution utilizes the Trimble RTS Series Robotic Total Station, a Trimble Nomad computer, and our layout solutions provide precise location of pipe, duct, and cable tray hangers. Our acquisition of Quickpen added a line of estimating, CAD, fabrication, and tool & equipment management solutions, such as AutoBid®, DuctDesigner 3D®, PipeDesigner 3D®, and Vulcan software, which are designed to make building contractors more efficient and productive.

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

GeoSpatial Solutions – Our GeoSpatial Solutions family enables mobile mapping companies to capture georeferenced data, extract features and attributes, and analyze conditions and change, thereby generating information to better manage assets and operations. Aerial and land mobile mapping systems incorporating imaging and laser scanning, combined with powerful GIS, photogrammetry and feature extraction software, generate high accuracy as-built drawings for the transportation, utilities, energy transmission, and distribution industries.

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

We use multiple distribution channels to access the agricultural market, including independent dealers and partners such as CNH Global, a significant portion of our sales came through CNH Global and dealer networks. Competitors in this market are either vertically integrated implement companies such as John Deere, or agricultural instrumentation suppliers such as Raven, Hemisphere GPS, and Novariant.

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

Distribution for GIS products is primarily through a network of independent dealers and business partners, supported by Trimble personnel. Primary markets for our GIS products and solutions include both governmental and commercial users. Users are most often municipal governments and natural resource agencies. Commercial users include utility companies. Competitors in this market are typically survey instrument companies utilizing GPS technology such as Topcon and Leica.

Approximate product price points in this segment range from $1,000 for a GIS handheld unit to $35,000 for a fully automated, farm equipment control system.

Representative products sold in this segment include:

CFX-750 – Our CFX-750™ product is our newest touchscreen display offering affordable guidance, steering, and precision agriculture capabilities. The CFX-750 display provides GPS-based functionality for vehicle operators to steer tractors, sprayers, fertilizer applicators, air seeders, and large tillage tools that require consistent pass-to-pass accuracy to help save fuel, increase efficiency, and reduce input costs for agricultural operations.

Field-IQ™ system – Our Field-IQ system is a section control and variable rate application control system that prevents seed and fertilizer overlap, controls the rate of material applications, and monitors seed delivery and fertilizer blockage.

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

GeoExplorer 2008 Series – Our GeoExplorer® family combines a GPS receiver in a rugged handheld unit running industry standard Microsoft Windows Mobile version 6.0, making it easy to collect and maintain data about objects in the field. The GeoExplorer series features three models ranging in accuracy from a decimeter to 1-3 meters, thereby allowing the user to select the system most appropriate for their data collection and maintenance needs.

Fieldport Software – Our Fieldport software focuses on automating field service processes and operational efficiency for water and wastewater utility customers.

UtilityCenter Software – Our UtilityCenter software is a GIS-based enterprise suite of modules oriented towards the electric and gas utilities market. Modules include Outage Management, or OMS, Mobile Asset Management, Data Collection, Staking, Network Tracing & Isolation and Field-based Editing.

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

Approximate prices for hardware fall in the range of $400 to $3,000, with additional monthly subscription service fees depending on the customer service level.

Representative products sold in this segment include:

Fleet Productivity – Our fleet productivity solution offerings are comprised of the GeoManager and TrimView™ mobile platforms. The GeoManager™ system provides different levels of service that run from snapshots of fleet activity to real-time fleet dispatch capability via access to the web-based platform through a secure internet connection. The GeoManager system includes truck communication service and computer backbone support of the service. The TrimView system is sold to fleets where system integration into back office applications is required for more robust information flow.

Consumer Packaged Goods, or CPG – This software solution operates in the Microsoft CE/Pocket or WinMobile PC environment and addresses the pre-sales, delivery, route sales, and full service vending functions performed by mobile workers. Customers within the CPG market purchase a combination of both license software and handheld PCs. The software handles all communications from/to the mobile computer as well as from/to the host and any other ERP or decision support systems.

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

Taskforce – The Taskforce™ software solution provides scheduling and dispatch solutions for field service technicians by synchronizing the right human and physical resources required to optimize a field service resource network. The system manages significant numbers of dynamic scheduling resources in an unpredictable field service environment to increase productivity, field force utilization, and control-to-field employee ratios.

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

Cengea Solutions – Cengea provides spatially-enabled land and supply chain management software solutions to improve business processes across the forestry, agriculture and environment/natural resources industries. The forestry solutions modules include land records and valuation analysis, harvesting schedules and resource allocation, silviculture management, wood flow management, contract management and settlement, scaling and test, and yard inventory management. Cengea’s agriculture solutions include supply chain traceability, agronomic input management, field services management, soil and plant test management, contract and settlement processes, delivery scheduling, scaling, fulfillment and inventory management, and ad-hoc analysis. The environment/natural resources solutions support management of soil and water conservation, water rights and licensing, and biodiversity information.

Advanced Devices

Advanced Devices includes the product lines from our Component Technologies, Applanix, Trimble Outdoors, and Military and Advanced Systems, or MAS), and ThingMagic businesses. With the exception of Trimble Outdoors and Applanix these businesses share several common characteristics: they are hardware centric, generally market to original equipment manufacturers, or OEM, system integrators or service providers, and have products that can be utilized in a number of different end-user markets and applications. The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of our total revenue, operating income or assets.

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

Component Technologies has developed GPS technologies which it makes available for license. These technologies can run on certain digital signal processors, or DSP, or microprocessors, removing the need for dedicated GPS baseband signal processor chips. We have a cooperative licensing deal with Nokia for our Global Navigation Satellite System, or GNSS, patents related to designated wireless products and services involving location technologies, such as GPS, assisted GPS, or Galileo. We also have a licensing agreement with Marvell Semiconductors for our full GPS Digital Signal Processor software as well as tools for development support and testing.

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

Our ThingMagic business is a leading provider of Ultra High Frequency (UHF) Radio Frequency Identification (RFID) reader engines, development platforms and design services. ThingMagic embedded and finished RFID readers support demanding high-volume applications deployed by some of the world’s largest industrial automation firms, manufacturers, automotive companies, retailers, and consumer companies. ThingMagic advanced consulting, design, and development services assist customers with the integration of auto-identification and sensing technologies to everyday products and solutions. Competitors include Motorola, Impinj, Alien Technologies, and Sirit.

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

Thunderbolt GPS Disciplined Clock – Our Thunderbolt® clock is a fifth-generation product from our GPS Timing and Synchronization division, which outputs precision time and frequency. It also serves as the architectural basis for GPS disciplined clocks sold to manufacturers of CDMA, WiMax and LTE infrastructure.

Applanix POS/AV System – Our integrated GPS/inertial system for airborne surveying measures aircraft position to an accuracy of a few centimeters and aircraft attitude (angular orientation) to an accuracy of 30 arc seconds or better. This system is typically interfaced to large format cameras and scanning lasers for producing geo-referenced topographic maps of the terrain.

Applanix DSS Digital Sensor System – Our digital airborne imaging solution produces high-resolution orthophoto map products. Certified by the USGS, the system consists of a mapping grade digital camera that is tightly integrated with a GNSS/Inertial system, flight management system, or FMS, and processing software for automatic geo-referencing of each pixel. Our DSS can be used stand-alone or integrated with other airborne mapping sensors. Our DSS has been used by organizations worldwide in a variety of market segments that include ortho mapping, utility and transportation corridor mapping, and rapid response applications.

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

Trimble Indoor Mobile Mapping Solution – Our Indoor Mobile Mapping Solution, or IMMS, is the optimal fusion of technologies for capturing spatial data of indoor and other GNSS-denied areas. It produces both LiDAR and spherical video and enables the creation of accurate, real-life representations (maps, models) of interior spaces with all of their contents. The maps IMMS creates are “geo-located”, meaning that the real world positions of each area of a facility, and all of the objects inside it, are known. Because IMMS is a mobile solution, it offers tremendous speed and productivity, even for very large and complex spaces.

ThingMagic RFID Readers – Our RFID readers include the Mercury® family of embedded reader modules for the integration of RFID into OEM products including printers, handheld scanners and other stationary and mobile devices. Our broad portfolio of fixed/finished RFID readers are used to develop asset tracking, personnel identification, secure access and other solutions that accelerate productivity and address customer needs for manageability, scalability, security, low total cost of ownership, and enterprise network integration.

Acquisitions and Joint Ventures

Our growth strategy is centered on developing and marketing innovative and complete value-added solutions to our existing customers, while also marketing them to new customers and geographic regions. In some cases, this has led to partnering with or acquiring companies that bring technologies, products or distribution capabilities that will allow us to establish a market beachhead, penetrate a market more effectively, or develop solutions more quickly than if we had done so solely through internal development. The following companies and joint ventures were acquired or formed during fiscal 2010 and are combined in the results of operations since the date of acquisition or formation:

Tata AutoComp Mobility Telematics Limited

On December 14, 2010, we acquired Tata AutoComp Mobility Telematics Limited, or TMT, a wholly-owned subsidiary of Tata AutoComp Systems Limited of Pune, India. TMT is a leading provider of telematics solutions and mobile resource management services in India. TMT’s performance is reported under our Mobile Solutions business segment.

ThingMagic, Inc.

On October 22, 2010, we acquired privately-held ThingMagic, Inc. of Cambridge, Massachusetts. ThingMagic is a leading developer of radio frequency identification technology and offers advanced development services to facilitate the integration of this technology into a wide range of applications. ThingMagic’s performance is reported under our Advanced Devices business segment.

Novariant

On October 8, 2010, we acquired the Terralite assets from Novariant to expand our portfolio of positioning solutions. The Terralite XPS technology is a scalable infrastructure that generates signals for real-time positioning to augment existing GPS coverage. The Terralite assets’ performance is reported under our Engineering and Construction business segment.

Intelligent Construction Tools, LLC.

On September 29, 2010, we and the Hilti Group formed a joint venture, Intelligent Construction Tools, LLC. The joint venture, 50 percent owned by us and 50 percent owned by Hilti, will focus on leveraging technologies from both companies to develop measuring solutions for the building construction trades.

Cengea

On September 10, 2010, we acquired privately-held Cengea Solutions Inc., based in British Columbia, Canada. Cengea is a leading provider of spatially-enabled business operations and supply chain management software for the forestry, agriculture and natural resource industries. Cengea’s performance is reported under our Mobile Solutions business segment.

Accubid Systems

On August 12, 2010, we acquired the assets of privately-held Accubid Systems, based in Ontario, Canada. Accubid is a leading provider of estimating, project management and service management software and services for electrical and mechanical contractors. Accubid’s performance is reported under our Engineering and Construction business segment.

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

Rusnavgeoset Limited Liability Company

On May 14, 2010, we and Russian Space Systems formed a joint venture, Rusnavgeoset Limited Liability Company. We and Russian Space Systems both maintain a 50 percent ownership of Rusnavgeoset. Rusnavgeoset will be responsible for selling commercial GNSS geodetic network infrastructure systems localized for Russia and the Commonwealth of Independent States.

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

Patents, Licenses and Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We hold approximately 850 U.S. issued and enforceable patents and approximately 225 non-U.S. patents, the majority of which cover GPS technology and other applications such as optical and laser technology. We also own numerous trademarks and service marks that contribute to the identity and recognition of Trimble and its products and services globally. We prefer to own the intellectual property used in our products, either directly or through subsidiaries. From time to time we license technology from third parties.

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

During fiscal 2010, sales to customers in the United States represented 46%, Europe represented 22%, Asia Pacific represented 18%, and other regions represented 14% of our total revenue. During fiscal 2009, sales to customers in the United States represented 50%, Europe represented 23%, Asia Pacific represented 17%, and other regions represented 10% of our total revenue. During fiscal 2008, sales to customers in the United States represented 49%, Europe represented 25%, Asia Pacific represented 14%, and other regions represented 12% of our total revenue.

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

Manufacturing

Manufacturing of many of our GNSS products is subcontracted to Flextronics International Limited in Mexico. We utilize Flextronics for most of Survey, Field Solutions, and Mobile Solutions products. We also utilize Benchmark Electronics Inc. in China and Mexico for our Component Technologies products and many of our Construction products. Flextronics is responsible for significant material procurement, assembly, and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice.

We manufacture GPS, laser, and optics-based products at our plants in Dayton, Ohio; Danderyd, Sweden; and Shanghai, China. Some of these products or portions of these products are also subcontracted to third parties for assembly.

Our design and manufacturing sites in Dayton, Ohio; Sunnyvale, California; Danderyd, Sweden; Kaiserslautern, Germany; and Shanghai, China are registered to ISO9001:2000, covering the design, production, distribution, and servicing of all our products.

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

Our research and development expenditures, net of reimbursed amounts were $150.1 million for fiscal 2010, $136.6 million for fiscal 2009, and $148.3 million for fiscal 2008.

* We expect to continue investing in research and development with the goal of maintaining or improving our competitive position, as well as the goal of entering new markets.

Employees

As of December 31, 2010, we employed 4,166 employees, including 20% in manufacturing, 29% in engineering, 38% in sales and marketing, and 13% in general and administrative positions. Approximately 47% of employees are in locations outside the United States.

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

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:

Trimble Navigation Limited

935 Stewart Drive, Sunnyvale, CA 94085

Attention: Investor Relations Telephone: 408-481-8000

Executive Officers

The names, ages, and positions of the Company’s executive officers as of February 21, 2011 are as follows:

Name	Age	Position
Steven W. Berglund	59	President and Chief Executive Officer
Rajat Bahri	46	Chief Financial Officer
Bryn A. Fosburgh	48	Vice President
Christopher W. Gibson	50	Vice President
Mark A. Harrington	55	Vice President
Jürgen D. Kliem	53	Vice President
James A. Kirkland	51	Vice President and General Counsel
Julie Shepard	53	Vice President, Finance
Dennis L. Workman	66	Vice President and Chief Technical Officer

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

Bryn A. Fosburgh – Mr. Fosburgh currently serves as vice president for Trimble’s heavy and highway construction business, Caterpillar-related joint ventures and the majority of the Mobile Solutions segment. From 2009 to 2010, Mr. Fosburgh served as vice president for Trimble’s Construction Division, with responsibility for a number of corporate functions and geographical regions. From 2007 to 2009, Mr. Fosburgh was vice president for Trimble’s Construction and Agriculture Divisions, and from 2005 to 2007, Mr. Fosburgh served as vice president and general manager of Trimble’s Engineering and Construction Division. Bryn Fosburgh joined Trimble in 1994 and has held numerous roles, including vice president and general manager for Trimble’s geomatics and engineering division, and division vice president of survey and infrastructure. Prior to Trimble, Mr. Fosburgh was a civil engineer and also held various positions for the U.S. Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. in civil engineering from Purdue University in 1989.

Christopher W. Gibson – Christopher W. Gibson joined Trimble in 1998 as European finance and operations director. In 2009, he was appointed to serve as vice president responsible for Trimble’s Survey Division, and in December 2010, those responsibilities were expanded to include oversight of geographic regions and divisions, including building construction, construction tools, and the Hilti joint venture. From 2007 to 2009, Mr. Gibson served as the general manager for the survey division, and from 2005 to 2007, he was division vice president for sales. Prior to Trimble, Mr. Gibson’s business experience includes a number of financial management roles with Tandem Computers, and financial analyst roles with Unilever subsidiaries. Mr. Gibson received a BA in Business Studies in 1985 from Thames Polytechnic, now the University of Greenwich, and was admitted as a Fellow to the Chartered Institute of Management Accountants in 1994.

Mark A. Harrington – Mark Harrington has served as a vice president of Trimble since 2004, and currently serves as vice president for Trimble’s Agriculture and Mapping and Geographical Information System Divisions, with responsibility for several corporate functions and geographical regions. From 2007 to 2009, Mr. Harrington served as vice president for Trimble’s Survey and Mapping and Geographical Information Systems divisions, and from 2004 to 2007, he served as vice president of strategy and business development. Prior to Trimble, Mr. Harrington served as vice president of finance at Finisar Corporation, chief financial officer for Cielo Communications, Inc., and Vixel Corporation, vice president of finance for Spectra-Physics Lasers, Inc. and vice president of finance for Spectra-Physics Analytical, Inc. Mr. Harrington began his career at Varian Associates, Inc. Mr. Harrington received his B.S. in Business Administration from the University of Nebraska-Lincoln.

Jürgen D. Kliem – Jürgen Kliem was appointed vice president of strategy and business development in October 2008. From 2002 to 2008, Mr. Kliem served as general manager of Trimble’s Survey Division, and prior to that, Mr. Kliem was responsible for Trimble’s Engineering and Construction Division in Europe. Mr. Kliem held various leadership roles Spectra Precision, which was acquired by Trimble, and at Geotronics, a company acquired by Spectra Precision. Before joining Geotronics, Mr. Kliem worked in a privately-held surveying firm addressing cadastral, construction, plant and engineering projects. Mr. Kliem received a Diplom Ingenieur degree from the University of Essen, Germany in 1982.

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

Dennis L. Workman – Dennis Workman has served as vice president of Trimble since 1999. Mr. Workman was appoint as Trimble’s chief technical officer in March 2006, and also has responsibility for the Advanced Devices division. Since joining Trimble in 1995, Mr. Workman has held a variety of management roles, including senior director and chief technical officer of the Mobile and Timing Technologies business group, general manager of Trimble’s Automotive and Timing group, director of engineering for Software & Component Technologies, and director of the Timing vertical market. Prior to Trimble, Mr. Workman held various senior-level technical positions at Datum Inc., including chief technical officer. Mr. Workman received a B.S. in mathematics and physics from St. Mary’s College in 1967.

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

Our Operating Results in Each Quarter May Be Affected by Special Conditions, such as Seasonality, Late Quarter Purchases, Weather, Economic Conditions, and Other Potential Issues

Due in part to the buying patterns of our customers, a significant portion of our quarterly revenue occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter, although our operating expense tends to remain fairly predictable. Engineering and Construction purchases tend to occur in early spring, and governmental agencies tend to utilize funds available at the end of the government’s fiscal year for additional purchases at the end of our third fiscal quarter in September of each year. Concentrations of orders sometimes also occur at the end of our other two fiscal quarters. Additionally, a majority of our sales force earns commissions on a quarterly basis which may cause concentrations of orders at the end of any fiscal quarter. It could harm our operating results if for any reason expected sales are deferred, orders are not received, or shipments are delayed a few days at the end of a quarter.

In addition, our operations and performance depend on worldwide economic conditions and their impact on levels of business spending. In the recent past, uncertainties in the financial and credit markets have caused our customers to postpone purchases, and negative economic conditions may reduce future sales of, or demand for, our products and services. In addition, negative economic conditions may depress the tax revenues of federal, state and local government entities, which are significant purchasers of our products. With the exception primarily of our Mobile Solutions and Advanced Devices segments, our products are generally sold through a dealer channel, and our dealers depend on the availability of credit to finance purchases of our products for their inventory.

Customer collections are our primary source of cash. While we believe we have a strong customer base and have experienced strong collections in the past, negative economic conditions may result in increased collection times or greater write-offs, which could have a material adverse effect on our cash flow. Any write-off of goodwill could also negatively impact our financial results. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

We Are Dependent on a Specific Manufacturer and Assembler for Many of Our Products and on Other Manufacturers, and Specific Suppliers of Critical Parts for Our Products

We are substantially dependent upon Flextronics International Limited as our preferred manufacturing partner for many of our GPS products. Under the agreement, we provide to Flextronics a twelve-month product forecast and place purchase orders with Flextronics at least thirty calendar days in advance of the scheduled delivery of products to our customers, depending on production lead time. Although purchase orders placed with Flextronics are cancelable, the terms of the agreement would require us to purchase from Flextronics all inventory not returnable or usable by other Flextronics customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Flextronics to meet customers’ delivery requirements or we may accumulate excess inventories, if such inventories are not usable by other Flextronics customers. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice.

We rely on specific suppliers for a number of our critical components and on other contract manufacturers for the manufacture, test and assembly of certain products and components. We have experienced shortages of components in the past. Our current reliance on specific or a limited group of suppliers and contract manufacturers involves risks, including a potential inability to obtain an adequate supply of required components, reduced control over pricing and delivery schedules, discontinuation of certain components, and economic conditions which may adversely impact the viability of our suppliers and contract manufacturers. This situation may be exacerbated during any period of economic recovery or a competitive environment. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand as well as our operating results.

Our Annual and Quarterly Performance May Fluctuate Which Could Negatively Impact Our Operations and Our Stock Price

Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

•	changes in market demand,

•	competitive market conditions,

•	fluctuations in foreign currency exchange rates,

•	the cost and availability of components,

•	the mix of our customer base and sales channels,

•	the mix of products sold,

•	pricing of products,

•	our ability to expand our sales and marketing organization effectively,

•	our ability to attract and retain key technical and managerial employees, and

•	general global economic conditions.

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

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain our software or develop software with the same functionality or to obtain and use information that we regard as proprietary. Others may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned by us. In addition, effective copyright, patent, and trade secret protection may be unavailable, limited or not applied for in certain countries. The steps taken by us to protect our technology might not prevent the misappropriation of such technology.

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

•	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration,

•	loss of key employees of acquired operations,

•	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies,

•	the potential disruption of our ongoing business,

•	unanticipated expense related to acquisitions; including significant transactions costs which under the current accounting rules, are required to be expensed rather than capitalized,

•

the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset,

•	the impairment of relationships with employees and customers of either an acquired company or our own business, and

•	the potential unknown liabilities associated with acquired business.

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

Our Products May Contain Undetected Errors, Product Defects or Software Errors, which Could Result in Damage to Our Reputation, Lost Revenue, Diverted Development Resources and Increased Service Costs, Warranty Claims, and Litigation

We warrant that our products will be free of defect for various periods of time, depending on the product. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return or obtain credits for products and inventory, or to cancel outstanding purchase orders even if the products themselves are not defective.

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

We Are Dependent on the Availability of Allocated Bands within the Radio Frequency Spectrum

Our GNSS technology is dependent on the use of satellite signals from space and on terrestrial communication bands. International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference. Each country also has regulatory authority on how each band is used. In the United States, the Federal Communications Commission (FCC) and the National Telecommunications and Information Administration share responsibility for radio frequency allocations and spectrum usage regulations.

Any ITU or local reallocation of radio frequency bands, including frequency band segmentation and sharing of spectrum, or other modifications of the permitted uses of relevant frequency bands, may materially and adversely affect the utility and reliability of our products and have significant negative impacts on our customers. For example, the FCC is currently considering a proposal by a private party, Lightsquared, to repurpose spectrum adjacent to the GPS bands for terrestrial broadband wireless operations in metropolitan areas throughout the United States. If the FCC were to permit implementation of Lightsquared’s proposal as is, terrestrial broadband wireless operations would create harmful interference to GPS receivers within range of such operations.

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

We have certain products, such as GPS RTK systems, and surveying and mapping systems that use integrated radio communication technology requiring access to available radio frequencies allocated to local government. Some bands are experiencing congestion. In the U.S., the FCC announced that it will require migration of radio technology from wideband to narrowband operations in these bands. The rules require, by 2013, either migration of users to narrowband channels or utilization by users of technology that achieves equivalent efficiency to narrowband channels. Congestion in the channels could cause FCC coordinators to restrict or refuse licenses. An inability to obtain access to these radio frequencies by end users could have a material adverse effect on our business, results of operations, and financial condition.

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

Many of our products also use signals from systems that augment GPS, such as the Wide Area Augmentation System and National Differential GPS System. Many of these augmentation systems are operated by the federal government and rely on continued funding and maintenance of these systems. In addition, some of our products also use satellite signals from the Russian GLONASS System. Any curtailment of the operating capability of these systems could result in decreased user capability thereby impacting our markets.

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

Our Business is Subject to Disruptions and Uncertainties Caused by War, Terrorism, or Civil Unrest

Acts of war, acts of terrorism, or other circumstances of civil unrest, especially any directed at the GPS signals, could have a material adverse impact on our business, operating results, and financial condition. The threat of terrorism and war and heightened security and military response to this threat, or any future acts of terrorism, may invoke a redeployment of the satellites used in GPS or interruptions of the system. Civil unrest or other political activities may impact regional economies through work stoppages and limitations on foreign business transactions. To the extent that such interruptions result in delays or cancellations of orders, or the manufacture or shipment of our products, it could have a material adverse effect on our business, results of operations, and financial condition.

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

Our Debt Could Adversely Affect Our Cash Flow and Prevent Us from Fulfilling Our Financial Obligations

We have an existing unsecured revolving credit agreement, under which we have an ability to borrow an aggregate amount of up to $300 million. As of December 31, 2010, $151.0 million was outstanding under this line of credit. Debt incurred under this agreement could have important consequences, such as:

•

requiring us to dedicate a portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, and other cash requirements,

•	increasing our vulnerability to adverse economic and industry conditions,

•	limiting our flexibility in planning for, or reacting to, changes and opportunities in, our industry, which may place us at a competitive disadvantage, and

•	limiting our ability to incur additional debt on acceptable terms, if at all.

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

We May Not Be Able to Enter Into or Maintain Important Alliances

We believe that in certain business opportunities our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon, and CNH Global. Our failure to form and maintain such alliances, or the pre-emption of such alliances by actions of competitors or us, will adversely affect our ability to penetrate emerging markets. We also utilize dealer networks, including those affiliated with some of our strategic allies such as Caterpillar and CNH Global, to market, sell and service some of our products. Disruption of dealer coverage within a specific geographic market could cause difficulties in marketing, selling or servicing our products and have an adverse effect on our business, operating results or financial condition. Moreover, dealers who carry products that compete with our products may focus their inventory purchases and sales efforts on goods provided by competitors due to industry demand or profitability. Such inventory adjustments and sourcing decisions can adversely impact our sales, financial condition and results of operations. If we experience problems from current or future alliances or our dealer network, it could harm our operating results and we may not be able to realize value from any such strategic alliances.

We Face Competition in Our Markets Which Could Decrease Our Revenue and Growth Rates or Impair Our Operating Results and Financial Condition

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GPS, software, optical and laser suppliers and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants, particularly from emerging markets such as China and India. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could decrease our revenue and growth rates or impair our operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales, and other resources than we do.

Some of Our Software Relies On Third Party Technologies, including Open Source Software, and, If We Are Unable to Use or Integrate These Technologies, or If Our Software Becomes Incompatible with These Technologies ,Our Product and Services Development May be Delayed or Our Software May Fail.

We rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third party software licenses may not continue to be available to us on commercially reasonable terms, or at all, and the software may not be appropriately supported, maintained or enhanced by the licensors, resulting in development delays or software failure. Some of these software licenses are subject to annual renewals at the discretion of the licensors. In many cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement without penalty. We license technologies and patents underlying some of our software from third parties, and the loss of these licenses could have a material adverse effect on our business.

We also incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to market or sell our products or to develop new products. In such event, we could be required to seek licenses from third-parties in order to continue offering our products, to disclose and offer royalty-free licenses in connection with our own source code, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business.

Additionally, errors, viruses or bugs may also be present in software that we license from third parties and incorporate into our products or in third party software that our customers use in conjunction with our software. In addition, our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third party software that our customers use in conjunction with our software could also render our applications inoperable. The loss of licenses to, or inability to support, maintain and enhance, any such software or any defects in, or compatibility issues with, any third party software could result in increased costs, or in delays or reductions in software releases or updates until such issues have been resolved, could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

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

The Volatility of Our Stock Price Could Adversely Affect An Investment in Our Common Stock

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2010, our stock price ranged from $22.85 to $42.19. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•	announcements and rumors of developments related to our business or the industry in which we compete,

•	quarterly fluctuations in our actual or anticipated operating results and order levels,

•	general conditions in the worldwide economy,

•	acquisition announcements,

•	new products or product enhancements by us or our competitors,

•	developments in patents or other intellectual property rights and litigation,

•	developments in our relationships with our customers and suppliers, and

•	any significant acts of terrorism.

In addition, in recent years the stock market in general and the markets for shares of “high-tech” companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock, and the market price of our common stock may decline.

Changes in Our Effective Tax Rate May Reduce Our Net Income in Future Periods

A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed,

•	the resolution of issues arising from tax audits with various tax authorities,

•	changes in the valuation of our deferred tax assets and liabilities,

•	increases in expense not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions,

•	changes in available tax credits,

•	changes in share-based compensation,

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles,

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes, and

•	challenges to the transfer pricing policies related to our global supply chain management structure.

We are currently in various stages of multiple year examinations by federal, state, and foreign taxing authorities, including an audit of our 2008 through 2009 tax years by the U.S. Internal Revenue Service, or IRS. Among other things, the IRS is examining our intercompany transfer pricing. Our effective tax rate is based on the geographic mix of earnings, statutory rates, intercompany transfer pricing, and enacted tax rules. If the IRS or the taxing authorities of any other jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings would be adversely affected. In addition, proposals for changes in U.S. tax laws that may be considered or adopted in the future could subject the Company to higher taxes or result in changes to tax law provisions that currently provide favorable tax treatment.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The following table sets forth the significant real property that we own or lease as of February 21, 2011:

Location	Segment(s) served	Size in Sq. Feet	Commitment
Sunnyvale, California	All	160,000	Leased, expiring in 2017 3 buildings
Huber Heights (Dayton), Ohio	Engineering & Construction Field Solutions	207,200 64,000	Owned, no encumbrances Leased, expiring in 2013
Westminster, Colorado	Engineering & Construction Field Solutions	97,000	Leased, expiring in 2013
Corvallis, Oregon	Engineering & Construction	20,000 13,000	Owned, no encumbrances Leased, expiring in 2011
Richmond Hill, Canada	Advanced Devices	50,200	Leased, expiring in 2015
Danderyd, Sweden	Engineering & Construction	93,900	Leased, expiring in 2012
Christchurch, New Zealand	Engineering & Construction Mobile Solutions Field Solutions	65,000	Leased, expiring in 2016 2 buildings
Milpitas, California	Mobile Solutions	53,000	Leased, expiring in 2016 1 buildings
Chennai, India	Engineering & Construction Mobile Solutions	37,910	Leased, expiring in 2012

In addition, we lease a number of smaller offices around the world primarily for sales, manufacturing and other functions. For financial information regarding obligations under leases, see Note 10 of the Notes to the Consolidated Financial Statements.

* We believe that our facilities are adequate to support current and near-term operations.

Item 3.	Legal Proceedings.

From time to time, we are involved in litigation arising out of the ordinary course of our business. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or their property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ under the symbol “TRMB.” The table below sets forth, during the periods indicated, the high and low per share sale prices for our common stock as reported on the NASDAQ.

	2010		2009
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
First quarter	$29.22	$22.85	$22.92	$12.09
Second quarter	33.56	26.73	22.79	15.30
Third quarter	35.53	27.41	25.71	17.97
Fourth quarter	42.19	33.95	25.85	20.97

Stock Repurchase Program

In January 2008, our board of directors authorized a stock repurchase program, or 2008 Stock Repurchase Program, authorizing us to repurchase up to $250 million of Trimble’s common stock under this program. We repurchased approximately 4,243,000 shares of common stock in open market purchases at an average price of $29.67 per share, for a total of $125.9 million in 2008. No shares of common stock were repurchased in 2009. We repurchased approximately 2,576,000 shares of common stock in open market purchases at an average price of $28.67 per share, for a total of $73.8 million in 2010. Since January 2008, we have repurchased approximately 6,819,000 shares of common stock in open market purchases at an average price of $29.29 per share, for a total of $199.7 million. The purchase price was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired. As of December 31, 2010, the 2008 Stock Repurchase Program had remaining authorized funds of $50.3 million. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

As of February 24, 2011, there were approximately 888 holders of record of our common stock.

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

As of And For the Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009	December 28, 2007	December 29, 2006
(Dollar in thousands, except per share data)

Revenue	$1,293,937	$1,126,259	$1,329,234	$1,222,270	$940,150
Gross margin	$645,501	$549,868	$649,136	$612,905	$461,081
Gross margin percentage	49.9%	48.8%	48.8%	50.1%	49.0%
Net income attributable to Trimble Navigation Ltd.	$103,660	$63,446	$141,472	$117,374	$103,658
Net income	$103,613	$63,963	$140,973	$117,374	$103,658
Per common share (1):
Net income (1)
- Basic	$0.86	$0.53	$1.17	$0.98	$0.94
- Diluted	$0.84	$0.52	$1.14	$0.94	$0.89
Shares used in calculating basic earnings per share (1)	120,352	119,814	120,714	119,280	110,044
Shares used in calculating diluted earnings per share (1)	123,798	122,208	124,235	124,410	116,072

Total assets	$1,866,892	$1,753,277	$1,635,016	$1,539,359	$983,477
Non-current portion of long term debt and other non-current liabilities	$194,003	$211,021	$213,017	$116,692	$28,000

(1)	2-for-1 Stock Split - On January 17, 2007, Trimble’s board of directors approved a 2-for-1 split of all outstanding shares of the Company’s Common Stock, payable February 22, 2007 to stockholders of record on February 8, 2007. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under “Risks Factors.” We have attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs containing such material.

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

Reinforcing our position in existing markets

*We believe these markets continue to be underpenetrated and provide us with additional, substantial potential for substituting our technology for traditional methods. We are continuing to develop new products and to strengthen our distribution channels in order to expand our market. In our Engineering and Construction segment, we introduced new and enhanced systems for our Optical Total Station portfolio that provide better accuracy and improve surveyor productivity. We also introduced the new Trimble Tunnel Construction solution which streamlines the precision construction of road and railway tunnels. We released the new generation of GPS Pathfinder® ProXRT receiver which provides decimeter accuracy and includes support for OmniSTAR, GLONASS, and Galileo with Trimble 360 receiver technology. We further expanded our network of SITECH Technology Dealers during the year by adding more than thirty new SITECH dealerships. These dealers represent Trimble and Caterpillar machine control systems for the contractor’s entire fleet of heavy equipment regardless of machine brand.

In our Field Solutions segment, the Agriculture division introduced additional capabilities for the Field-IQ crop input control system that allows operators to control the application rate of seed, liquid or granular materials, saving costs by preventing seed and fertilizer overlap. We also introduced the CFX-750 display, our newest touch screen display which offers affordable guidance, steering, and precision agriculture functionality and is compatible with the Field-IQ system. In the water management sector, we introduced EZ-Surface for farm surface and sub-surface drainage applications that will allow farmers and drainage contractors to analyze fields surveyed by viewing 3D models, as well as EZ-Sync, which will allow farmers and drainage contractors to wirelessly deliver completed drainage designs to the FmX displays via Trimble’s Connected Farm solutions.

In our Mobile Solutions segment, we introduced the SiteFID™ integrated gas monitoring solution for the environmental services market which provides consultants and landfill operators with an end-to-end solution. We also introduced the addition of the Trimble DriverSafety solution to our mobile resource management portfolio. The launch of this global safety initiative help fleets become safer, more productive and more fuel efficient by providing real-time feedback of unsafe maneuvers to drivers and a comprehensive picture for safety managers and fleet operation teams to accurately measure and mitigate fleet safety risks.

In our Advanced Devices segment, we introduced the new version of our post-processing software for mobile mapping and positioning, which is designed to enhance the productivity of mobile mapping and features an all-new inertially-aided precise point positioning engine and enhanced smoothing algorithm. We also introduced the Condor family of GPS modules which feature major advancements in signal tracking for applications working in poor signal environments.

Extending our position in new and existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to new and existing users. In our Engineering and Construction segment, our acquisition of Definiens’ Earth Sciences eCognition Software Assets expanded our GeoSpatial portfolio. Furthermore, the acquisition of the Terralite XPS assets from Novariant expands our technology suite and improves the productivity of surface mining and other high-value site operations challenged by limited or no GPS coverage. The acquisition of Accubid broadens our industry leading “BIM to field” solutions for mechanical, electrical and plumbing contractors to automate project estimating and management, modeling, detailing, layout and construction. In our Mobile Solutions segment, our acquisition of Punch Telematix enables us to grow our European business by offering a full solution set to both light commercial vehicle and heavy goods vehicle markets across Europe. In addition, our acquisition of Tata AutoComp Mobility Telematics Limited allows us to further expand our broad range of telematics and other mobile resource management solutions for the Indian market. During the year, we also acquired Cengea Solutions which is a provider of spatially-enabled business operations and supply chain management software for the forestry, agriculture and natural resource industries. This acquisition allows us to provide productivity solutions that transform operations across the continuum of forest management activities. In our Advanced Devices segment, the acquisition of ThingMagic’s radio frequency identification, or RFID, technology and system integration expertise will allow us to build more comprehensive and offer advanced development services to facilitate the integration of RFID into a wide range of applications.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our efforts are focused in Africa, China, India, the Middle-East and Russia. During the year, we formed a joint venture in Russia with Russian Space Systems which will be responsible for selling commercial GNSS geodetic network infrastructure systems localized for Russia and the Commonwealth of Independent States, or CIS. In addition, we continue our expansion of SITECH dealerships. During 2010, new SITECH locations were established in China, India, Brazil, Mexico, Russia, Indonesia, the Czech Republic, and the Philippines, among other locations.

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

Revenue Recognition

We elected to early adopt new revenue accounting guidance related to arrangements with multiple deliverables at the beginning of our first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010.

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

Revenue from sales to distributors and resellers is recognized upon shipment, assuming all other criteria for revenue recognition have been met. Distributors and resellers do not typically have a right of return.

Revenue from purchased extended warranty and post contract support (PCS) agreements is deferred and recognized ratably over the term of the warranty or support period.

We present revenue net of sales taxes and any similar assessments.

Our software arrangements generally consist of a perpetual license fee and PCS. We generally have established vendor-specific objective evidence (VSOE) of fair value for our PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method. License revenue is primarily recognized when the software has been delivered and fair value has been established for all remaining undelivered elements.

Our multiple deliverable product offerings include hardware with embedded firmware, extended warranty and PCS services, which are considered separate units of accounting. For certain of our products, software and non-software components function together to deliver the tangible product’s essential functionality.

Some of our subscription product offerings include hardware, subscription services and extended warranty. Under our hosted arrangements, the customer typically does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Upfront fees related to our hosted solutions typically consist of amounts for the in-vehicle enabling hardware device and peripherals.

In evaluating the revenue recognition for agreements which contain multiple deliverable arrangements, under the new accounting guidance, we determined that in certain instances we were not able to establish VSOE for some or all deliverables in an arrangement as we infrequently sold each element on a standalone basis, did not price products within a narrow range, or had a limited sales history. When VSOE cannot be established, we attempt to establish the selling price of each element based on relevant third-party evidence (TPE). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to establish the selling price of an element based on TPE.

When we are unable to establish selling price using VSOE or TPE, we use our best estimate of selling price (BESP) in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, market conditions, competitive landscape, internal costs, geographies and gross margin. The determination of BESP is made through consultation with and formal approval by our management, taking into consideration our go-to-market strategy.

Total revenue as reported and pro forma total revenues that would have been reported for the fiscal year ended December 31, 2010, if the transactions entered into after January 1, 2010 were subject to previous accounting guidance, are shown in the following table:

(Dollars in thousands)	As Reported	Pro Forma
Total revenue for the fiscal year ended December 31, 2010	$1,293,937	$1,285,866

The impact of the revised accounting guidance to total revenue during the fiscal year ended December 31, 2010 was attributable to the reallocation of discounts to revenue deliverables, the recognition of hardware revenue associated with subscription contracts upon delivery, which was previously recognized ratably over the contract period, and the ability to assign selling price to undelivered elements, which previously required VSOE.

Allowance for Doubtful Accounts and Sales Returns

Our accounts receivable balance, net of allowance for doubtful accounts and sales returns reserve, was $222.8 million as of December 31, 2010, as compared with $202.3 million as of January 1, 2010. The allowance for doubtful accounts was $3.4 million and $3.9 million as of December 31, 2010 and January 1, 2010, respectively. We evaluate ongoing collectibility of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

A reserve for sales returns is established based on historical trends in product return rates experienced in the ordinary course of business. The reserve for sales returns as of December 31, 2010 and January 1, 2010 was $1.6 million and $1.7 million, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Valuation

Our inventories, net balance was $192.9 million as of December 31, 2010 as compared with $144.0 million as of January 1, 2010. Our inventory allowances as of December 31, 2010 were $31.8 million, as compared with $28.1 million as of January 1, 2010. Our inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired balances. Factors influencing these adjustments include decline in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required.

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

Relative to uncertain tax positions, we only recognize the tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Our valuation allowance is primarily attributable to acquired net operating losses and research and development credit carryforwards. Management believes that it is more likely than not that we will not realize these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts. Beginning in 2009, we adopted the revised accounting guidance for business combinations, under which such valuation allowance adjustments associated with an acquisition closing after January 3, 2009 (and after the measurement period) are recorded through income tax expense. Prior to January 3, 2009, these adjustments were required to be recognized by adjusting the purchase price related to the acquisition.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Beginning in fiscal 2009, our identifiable intangible assets now include in-process research and development based on the revised accounting guidance for business combinations. Intangible assets acquired individually, with a group of other assets, or in a business combination, are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks, and in-process research and development. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one to ten years with a weighted average useful life of 6.4 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The annual goodwill impairment testing is performed in the fourth fiscal quarter of each year. Goodwill is reviewed for impairment utilizing a two-step process. First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. As of December 31, 2010, for each reporting unit, our estimated fair values exceeded the carry values by substantial margins.

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

Warranty Costs

The liability for product warranties was $12.9 million as of December 31, 2010, as compared with $14.7 million as of January 1, 2010. We accrue for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on our behalf. Our expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to three years, and in some instances, up to 5.5 years.

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

Stock-Based Compensation

We recognize compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. Stock-based compensation expense recognized in our Consolidated Statements of Income for fiscal 2010, 2009 and 2008 includes compensation expense for stock options granted prior to, but not yet vested as of December 30, 2005. The grant date fair value of these options was estimated using the Black-Scholes options-pricing model. The grant date fair value for options granted subsequent to December 30, 2005 is estimated using a binomial valuation model. The fair value of rights to purchase shares under stock participation plans is estimated using the Black-Scholes option-pricing model.

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

Because stock-based compensation expense recognized in the Consolidated Statement of Income for fiscal 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(Dollars in thousands)

Total consolidated revenue	$1,293,937	$1,126,259	$1,329,234
Gross margin	$645,501	$549,868	$649,136
Gross margin %	49.9%	48.8%	48.8%
Total consolidated operating income	$127,602	$85,820	$185,460
Operating income %	9.9%	7.6%	14.0%

Basis of Presentation

We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2010 was December 31, 2010. Fiscal 2010 and Fiscal 2009 were both 52-week years. Fiscal 2008 was a 53-week year.

Revenue

In fiscal 2010, total revenue increased by $167.7 million, or 15%, to $1.29 billion from $1.13 billion in fiscal 2009. The increase in fiscal 2010 was primarily due to stronger performances in the Engineering and

Construction and Field Solutions segments. Engineering and Construction revenue increased $140.5 million, or 24%, Field Solutions increased $26.4 million, or 9%, Advanced Devices increased $1.4 million, or 1%, slightly offset by a decrease in Mobile Solutions of $0.6 million, or less than 1%, ,as compared to fiscal 2009. In fiscal 2010, the revenue growth in Engineering and Construction reflected a return to growth across the U.S. and rest of the world markets, and a strong agricultural environment.

In fiscal 2009, total revenue decreased by $203.0 million, or 15%, to $1.13 billion from $1.33 billion in fiscal 2008. The decrease in fiscal 2009 was primarily due to slower sales in the Engineering and Construction segment. Engineering and Construction revenue decreased $163.1 million, or 22%, Field Solutions decreased $9.0 million, or 3%, Mobile Solutions decreased $12.2 million, or 7%, and Advanced Devices decreased $18.7 million, or 16%, as compared to fiscal 2008. In fiscal 2009, the revenue decline was primarily due to recessionary conditions in the U.S. and European markets.

* During the 2010 fiscal year, sales to customers in the United States represented 46%, Europe represented 22%, Asia Pacific represented 18%, and other regions represented 14% of our total revenue. During fiscal 2009, sales to customers in the United States represented 50%, Europe represented 23%, Asia Pacific represented 17%, and other regions represented 10% of our total revenue. During fiscal 2008, sales to customers in the United States represented 49%, Europe represented 25%, Asia Pacific represented 14%, and other regions represented 12% of our total revenue. We anticipate that sales to international customers will continue to account for a significant portion of our revenue.

* No single customer accounted for 10% or more of our total revenue in fiscal 2010, 2009 and 2008. It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by us may adversely affect the results of operations.

Gross Margin

Our gross margin varies due to a number of factors including product mix, pricing, distribution channel used, effects of production volumes, new product start-up costs, and foreign currency translations.

In fiscal 2010, our gross margin increased by $95.6 million as compared to fiscal 2009 primarily due to higher revenue. Gross margin as a percentage of total revenue was 49.9% in fiscal 2010 and 48.8% in fiscal 2009. The increase in the gross margin percentage was primarily due to improved product mix in Engineering and Construction and Field Solutions, partially offset by the loss of a large, high margin customer in Mobile Solutions.

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

Operating Income

Operating income increased by $41.8 million for fiscal 2010 as compared to fiscal 2009. Operating income as a percentage of total revenue for fiscal 2010 was 9.9% as compared to 7.6% for fiscal 2009. The increase in operating income was primarily driven by higher revenue and associated gross margin. The increase in operating income percentage was primarily due to improved operating expense leverage, primarily in Engineering and Construction, and due to higher revenue.

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

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions,

and Advanced Devices. Operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, amortization of inventory step-up, non-recurring acquisition costs, and restructuring charges.

The following table is a breakdown of revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below.

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(Dollars in thousands)

Engineering and Construction
Revenue	$719,053	$578,579	$741,668
Segment revenue as a percent of total revenue	55%	51%	56%
Operating income	$110,965	$58,282	$126,014
Operating income as a percent of segment revenue	15%	10%	17%
Field Solutions
Revenue	$318,137	$291,752	$300,708
Segment revenue as a percent of total revenue	25%	26%	22%
Operating income	$116,373	$104,498	$109,489
Operating income as a percent of segment revenue	37%	36%	36%
Mobile Solutions
Revenue	$154,254	$154,881	$167,113
Segment revenue as a percent of total revenue	12%	14%	13%
Operating income	$1,873	$14,341	$11,328
Operating income as a percent of segment revenue	1%	9%	7%
Advanced Devices
Revenue	$102,493	$101,047	$119,745
Segment revenue as a percent of total revenue	8%	9%	9%
Operating income	$18,325	$17,227	$24,445
Operating income as a percent of segment revenue	18%	17%	20%

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up, and non-recurring acquisition costs. A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)

Consolidated segment operating income	$247,536	$194,348	$271,276
Unallocated corporate expense	(60,260)	(45,102)	(36,284)
Restructuring charges	(2,035)	(10,754)	(4,641)
Amortization of purchased intangible assets	(57,639)	(52,672)	(44,891)

Consolidated operating income	127,602	85,820	185,460

Non-operating income, net	13,485	1,801	5,983

Consolidated income before taxes	$141,087	$87,621	$191,443

Engineering and Construction

Engineering and Construction revenue increased by $140.5 million, or 24%, while segment operating income increased by $52.7 million, or 90.4%, for fiscal 2010 as compared to fiscal 2009. The revenue increase reflected a return to growth across the U.S. and rest of the world markets. Operating income increased primarily due to higher revenue and increased operating leverage.

Engineering and Construction revenue decreased by $163.1 million, or 22%, while segment operating income decreased by $67.7 million, or 53.7%, for fiscal 2009 as compared to fiscal 2008. The revenue decrease was primarily due to recessionary conditions in the U.S. and European markets. Operating income decreased as a result of lower revenue, partially offset by a reduction in operating expense resulting from our restructuring activities and overall expense control.

Field Solutions

Field Solutions revenue increased by $26.4 million, or 9%, while segment operating income increased by $11.9 million, or 11.4%, for fiscal year 2010 as compared to fiscal 2009. The increase in revenue was driven primarily by new products and increased farmer demand for agricultural products. Operating income increased primarily due to higher revenue in our agricultural business.

Field Solutions revenue decreased by approximately $9.0 million, or 3%, while segment operating income decreased by $5.0 million, or 4.6%, for fiscal year 2009 as compared to fiscal 2008. The decrease in revenue was driven primarily by slower sales of agriculture products, both in the U.S. and internationally. Operating income decreased primarily due to lower revenue.

Mobile Solutions

Mobile Solutions revenue decreased by $0.6 million, or less than 1%, while segment operating income decreased by $12.5 million, or 86.9%, for fiscal 2010 as compared to fiscal 2009. Revenue was slightly down primarily due to the loss of a large customer in the second quarter of 2010, partially offset by revenue from acquisitions. Operating income decline was primarily due to the loss of a large, high margin customer and higher operating expense associated with acquisitions not applicable with prior year.

Mobile Solutions revenue decreased by $12.2 million, or 7%, while segment operating income increased by $3.0 million, or 26.6%, for fiscal 2009 as compared to fiscal 2008. Revenue was down primarily due to decrease in ready mix hardware and subscription revenue as well as the impact in the prior year of the recognition of large non-recurring items. Operating income increased primarily due to gross margin improvement and a reduction in operating expenses.

Advanced Devices

Advanced Devices revenue increased by $1.4 million, or 1%, and segment operating income increased by $1.1 million, or 6.4%, for fiscal 2010 as compared to fiscal 2009. The increase in revenue reflected a return to growth in both our component and GNSS position and orientation systems. Operating income increased primarily due to the increase in revenue as well as gross margin percentage increases due to product mix.

Advanced Devices revenue decreased by $18.7 million, or 16%, and segment operating income decreased by $7.2 million, or 29.5%, for fiscal 2009 as compared to fiscal 2008. The decrease in revenue was primarily driven by slower sales of Component Technologies products. Operating income decreased primarily due to the decrease in revenue, partially offset by lower spending due to operating expense control.

Research and Development, Sales and Marketing, and General and Administrative Expenses

The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total revenue for fiscal years 2010, 2009 and 2008 and should be read in conjunction with the narrative descriptions of those operating expenses below.

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(Dollars in thousands)

Research and development	$150,089	$136,639	$148,265
Percentage of revenue	11%	12%	11%
Sales and marketing	215,127	189,859	196,290
Percentage of revenue	17%	17%	15%
General and administrative	118,352	100,830	94,023
Percentage of revenue	9%	9%	7%

Total	$483,568	$427,328	$438,578

Percentage of revenue	37%	38%	33%

Overall, R&D, sales and marketing, and G&A expenses increased by approximately $56.2 million in fiscal 2010 compared to fiscal 2009.

Research and development expense increased by $13.5 million in fiscal 2010, as compared to fiscal 2009, primarily due to the impact of new R&D expense as a result of acquisitions, an increase in compensation related expense, an increase in R&D materials, and an increase due to foreign currency exchange rates. All of our R&D costs have been expensed as incurred. Overall research and development spending was approximately 11% of revenue in fiscal 2010 and 12% in fiscal 2009.

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

Sales and marketing expense increased by $25.3 million in fiscal 2010 as compared to fiscal 2009. The increase was primarily due to new sales and marketing expenses as a result of acquisitions, an increase in compensation related expense, an increase in trade shows and marketing literature expense, and an increase due to foreign currency exchange rates. Spending overall remained relatively constant at approximately 17% of revenue in both fiscal 2010 and 2009.

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

General and administrative expense increased by $17.5 million in fiscal 2010 compared to fiscal 2009. The increase was primarily due to additional G&A expenses as a result of acquisitions, an increase in compensation related expense including stock compensation expense, and an increase due to foreign currency exchange rates. Spending overall remained relatively constant at approximately 9% of revenue in both fiscal 2010 and 2009.

General and administrative expense increased by $6.8 million in fiscal 2009 compared to fiscal 2008 primarily due to additional G&A expenses as a result of acquisitions, increased deferred compensation plan liabilities, and stock compensation expense, partially offset by foreign exchange rates. Spending overall was at approximately 9% of revenue in fiscal 2009 compared to 7% in fiscal 2008.

Other Operating Expenses

Restructuring expense

Restructuring expense for the three years ended December 31, 2010 was as follows:

	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)

Severance and benefits	$2,035	$10,754	$4,641

During fiscal 2010, restructuring expense of $2.0 million was related to decisions to streamline processes and reduce the cost structure of the Company. Of the total restructuring expense, $1.6 million is presented as a separate line within Operating expense and $0.4 million is included within Cost of sales on our Consolidated Statements of Income. Expense related to the decisions made through the fourth quarter of fiscal 2010 was fully accrued as of December 31, 2010.

During fiscal 2009, restructuring expense of $10.8 million was related to decisions to streamline processes and reduce the cost structure of the Company. Of the total restructuring expense, $6.4 million is presented as a separate line within Operating expense and $4.4 million was included within Cost of sales on our Consolidated Statements of Income.

During fiscal 2008, restructuring expense of $4.6 million was related to decisions to streamline processes and reduce the cost structure of the Company. Of the total restructuring expense, $2.7 million is presented as a separate line within Operating expense on our Consolidated Statements of Income, and $1.9 million was included within Cost of sales.

Restructuring liability

The following table summarizes the restructuring activity for 2009 and 2010 (in thousands):

Balance as of January 2, 2009	$1,917
Acquisition related	—
Charges	10,754
Payments	(10,279)
Adjustment	236

Balance as of January 1, 2010	$2,628
Acquisition related	—
Charges	2,035
Payments	(2,866)
Adjustment	(170)

Balance as of December 31, 2010	$1,627

As of December 31, 2010, the $1.6 million restructuring accrual consists of severance and benefits. It is included in Other current liabilities and is expected to be settled in fiscal 2011.

Amortization of Purchased and Other Intangible Assets

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)

Cost of sales	$24,900	$22,337	$22,690
Operating expenses	32,739	30,335	22,376

Total	$57,639	$52,672	$45,066

Total amortization expense of purchased and other intangible assets was $57.6 million in fiscal 2010, of which $24.9 million was recorded in Cost of sales and $32.7 million was recorded in Operating expense. Total amortization expense of purchased and other intangibles represented 4.5% of revenue in fiscal 2010, an increase of $5.0 million from fiscal 2009 when it represented 4.7% of revenue. The increase was primarily due to the acquisition of certain technology and patent intangibles as a result of acquisitions made in fiscal 2010, as well as fiscal 2009 acquisition intangibles that included a full year impact of amortization expense in fiscal 2010.

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

Non-operating Income, Net

The following table shows non-operating income, net for the periods indicated and should be read in conjunction with the narrative descriptions of those expenses below:

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)
Interest income	$1,083	$783	$2,044
Interest expense	(1,752)	(1,812)	(2,760)
Foreign currency transaction gain (loss), net	(836)	463	1,509
Income from equity method investments, net	11,795	729	8,208
Other income (expense), net	3,195	1,638	(3,018)

Total non-operating income, net	$13,485	$1,801	$5,983

Total non-operating income, net increased by $11.7 million during fiscal 2010 compared with fiscal 2009. The increase was due to higher income from joint ventures and changes in our deferred compensation gains (losses) included in Other income, net, partially offset by a change in foreign exchange gains (losses).

Total non-operating income, net decreased by $4.2 million during fiscal 2009 compared with fiscal 2008. The decrease was due to lower income from joint ventures and a change in foreign exchange gains (losses), partially offset by changes in our deferred compensation gains (losses) included in Other income, net.

Income Tax Provision

Our effective income tax rate for fiscal years 2010, 2009 and 2008 was 27%, 27% and 26% respectively. The 2010 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and valuation allowance release, offset by the net impact of the U.S. Internal Revenue Service (IRS) audit settlement in 2010. The 2009 and 2008 rates were less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income.

In May 2010, the IRS closed its examination of our income tax returns for the fiscal years 2005 through 2007. As part of the audit, the IRS examined and adjusted the valuation and payment arrangement for the 2006 non-exclusive license of specified Trimble intellectual property rights to a foreign-based Trimble subsidiary. The consideration for this license was to be paid over time and was established based on our estimate of the ongoing royalties that would have been received in a similar license arrangement to an unrelated third-party licensee. Pursuant to the audit settlement, we agreed to revise the valuation and to accelerate the payments under the existing royalty arrangement resulting in a net impact of $27.5 million in the second quarter of 2010, net of a release of liabilities for unrecognized tax benefits. The resolution of the 2005 through 2007 audit resulted in a tax assessment to us of $42.5 million and interest of $7.2 million for a total of $49.7 million that we paid on July 15, 2010. Additionally, as a result of the settlement, we incurred state income taxes and interest of approximately $2.5 million.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of December 31, 2010 and January 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of and for the Fiscal Year Ended	December 31, 2010	January 1, 2010	January 2, 2009
(Dollars in thousands)

Cash and cash equivalents	$220,788	$273,848	$142,531
As a percentage of total assets	11.8%	15.6%	9.0%
Total debt	$153,153	$151,483	$151,588

Cash provided by operating activities	$124,030	$194,631	$176,074
Cash used in investing activities	$(156,374)	$(83,926)	$(126,696)
Cash provided by (used in) financing activities	$(20,164)	$16,125	$(6,441)
Effect of exchange rate changes on cash and cash equivalents	$(552)	$4,487	$(3,608)
Net increase (decrease) in cash and cash equivalents	$(53,060)	$131,317	$39,329

Cash and Cash Equivalents

As of December 31, 2010, cash and cash equivalents totaled $220.8 million compared to $273.8 million at January 2, 2009. We had debt of $153.2 million at December 31, 2010 compared to $151.5 million at January 1, 2010.

* Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital.

* We believe that our cash and cash equivalents, together with our cash flow from operations will be sufficient to meet our anticipated operating cash needs and stock purchases under the stock repurchase program for at least the next twelve months as well as repayment of any outstanding balance under our credit facility.

* We anticipate that planned capital expenditures primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Operating Activities

Cash provided by operating activities was $124.0 million for fiscal 2010, as compared to $194.6 million for fiscal 2009. The decrease of $70.6 million was driven by an increase in inventory spending, a $49.7 million payment associated with an IRS settlement, partially offset by an increase in net income before non-cash depreciation and amortization, accounts payable, and accrued compensation and benefits.

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

Investing Activities

Cash used in investing activities was $156.4 million for fiscal 2010, as compared to $83.9 million for fiscal 2009. The increase was primarily due to higher cash used for business and for intangible asset acquisitions in fiscal 2010.

Cash used in investing activities was $83.9 million for fiscal 2009, as compared to $126.7 million for fiscal 2008. The decrease was primarily due to less cash used for acquisitions in fiscal 2009.

Financing Activities

Cash used by financing activities was $20.2 million for fiscal 2010, as compared to cash provided of $16.1 million during fiscal 2009. The decrease of $36.3 million was primarily due to the stock repurchases in the first nine months of fiscal 2010, partially offset by common stock issued upon the exercise of stock options.

Cash provided by financing activities was $16.1 million for fiscal 2009, as compared to cash used of $6.4 million during fiscal 2008. The increase of $22.6 million was primarily due to prior year stock repurchase activities, partially offset by prior year increase in debt.

Accounts Receivable and Inventory Metrics

As of	December 31, 2010	January 1, 2010

Accounts receivable days sales outstanding	63	66
Inventory turns per year	3.8	3.4

Accounts receivable days sales outstanding were down slightly at 63 days as of December 31, 2010, as compared to 66 days as of January 1, 2010. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times a quarterly average of 91 days. Our inventory turns were at 3.8 for fiscal 2010 as compared to 3.4 for fiscal 2009. Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.

Debt

At the end of fiscal 2010 and fiscal 2009, our total debt was comprised primarily of our revolving credit line in the amount of $151.0 million. As of December 31, 2010 and January 1, 2010, we had notes payable totaling approximately $1.9 million and $0.5 million, respectively. Our outstanding notes payable as of December 31, 2010 consisted primarily of notes payable to noncontrolling interest holders of one of our consolidated subsidiaries. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification. Our outstanding notes payable balance as of January 1, 2010, consisted primarily of government loans to foreign subsidiaries.

On July 28, 2005, we entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. On February 16, 2007, we amended our existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, we exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012. Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for paying off other debts or loans. The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.00. The funds available under the new 2007 Credit Facility may be used by us for acquisitions, stock repurchases, and general corporate purposes. As of August 20, 2008, we amended the 2007 Credit Facility to allow us to redeem, retire or purchase Trimble common stock without limitation so long as no default or unmatured default then existed, and leverage ratio for the two most recently completed periods was less than 2.00:1.00. In addition, the definition of the fixed charge was amended to exclude the impact of redemptions, retirements, or purchases of Trimble common stock from the fixed charges coverage ratio. We are exploring our options as to the refinancing or replacement of the 2007 Credit Facility. For additional discussion of our debt, see Note 9 of Notes to the Consolidated Financial Statements.

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

The 2007 Credit Facility contains customary affirmative, negative and financial covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of December 31, 2010 we were in compliance with all financial debt covenants.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2010:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)

Total debt including interest (1)	$155,853	$2,011	$153,842	$—	$—
Operating leases	63,115	18,815	23,837	13,761	6,702
Other purchase obligations and commitments	69,728	60,377	9,271	80	—

Total	$288,696	$81,203	$186,950	$13,841	$6,702

(1)	We may borrow funds under the 2007 Credit Facility in U.S. Dollars or in certain other currencies, and will bear interest as described under Note 9 of Notes to the Consolidated Financial Statements. Our obligations under the 2007 Credit Facility are guaranteed by certain of our domestic subsidiaries. We estimate the interest to be 0.9 % per annum, based upon a historical average.

Total debt consists of a revolving credit line of $151.0 million under our credit facilities and $1.9 million consisted primarily of notes payable to noncontrolling interest holders of one of our consolidated subsidiaries. (See Note 9 of the Notes to the Consolidated Financial Statements for further financial information regarding long-term debt)

Other purchase obligations and commitments represent open non-cancelable purchase orders for material purchases with our vendors. Purchase obligations exclude agreements that are cancelable without penalty. Our pension obligation, which is not included in the table above, is included in “Other current liabilities” and “Other non-current liabilities” on our Consolidated Balance Sheets. Additionally, as of December 31, 2010, we had acquisition earn-outs of $4.1 million and holdbacks of $4.2 million recorded in “Other current liabilities” and “Other non-current liabilities.” The maximum remaining payments, which are not included in the table above, including the $4.1 million and $4.2 million recorded, will not exceed $25.8 million. The remaining earn-outs and holdbacks are payable through 2013.

As of December 31, 2010 we had unrecognized tax benefits (included in Other non-current liabilities) of $17.8 million, including interest and penalties. At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability, and, therefore, such amounts are not included in the contractual obligations table above.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The impact of recent accounting pronouncements is disclosed in Note 2 of the Notes to Consolidated Financial Statements.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The following presentation includes non-GAAP measures. Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures included in the following table are non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP non-operating income, net, non-GAAP income tax provision (benefit), non-GAAP net income, non-GAAP diluted net income per share and operating leverage, and non-GAAP segment operating income before corporate allocations. These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our “core operating performance” as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangibles, stock based compensation, amortization of acquisition-related inventory step-up, non-recurring acquisition costs, and non-recurring tax charges/benefits of which $27.5 million is associated with the IRS settlement and $7.6 million is associated with a valuation allowance release benefit. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) – (K) below.

			Fiscal Years Ended
(In thousands, except per share data)			December 31, 2010			January 1, 2010			January 2, 2009
			Dollar Amount	% of Revenue		Dollar Amount	% of Revenue		Dollar Amount	% of Revenue
GROSS MARGIN:
GAAP gross margin:			$645,501	49.9%		$549,868	48.8%		$649,136	48.8%
Restructuring	(A)		443	0.0%		4,369	0.4%		1,919	0.1%
Amortization of purchased intangibles	(B)		24,900	1.9%		22,201	2.0%		22,515	1.7%
Stock-based compensation	(C)		1,816	0.1%		1,854	0.2%		1,920	0.2%
Amortization of acquisition-related inventory step-up	(D)		728	0.1%		470	0.0%		1,414	0.1%

Non-GAAP gross margin:			$673,388	52.0%		$578,762	51.4%		$676,904	50.9%

OPERATING EXPENSES:
GAAP operating expenses:			$517,899	40.0%		$464,048	41.2%		$463,676	34.9%
Restructuring	(A)		(1,592)	-0.1%		(6,385)	-0.6%		(2,722)	-0.2%
Amortization of purchased intangibles	(B)		(32,739)	-2.5%		(30,335)	-2.7%		(22,376)	-1.7%
Stock-based compensation	(C)		(21,309)	-1.7%		(16,805)	-1.5%		(14,246)	-1.1%
Non-recurring acquisition costs	(E)		(6,537)	-0.5%		(3,822)	-0.3%		—	0.0%

Non-GAAP operating expenses:			$455,722	35.2%		$406,701	36.1%		$424,332	31.9%

OPERATING INCOME:
GAAP operating income:			$127,602	9.9%		$85,820	7.6%		$185,460	14.0%
Restructuring	(A)		2,035	0.2%		10,754	1.0%		4,641	0.3%
Amortization of purchased intangibles	(B)		57,639	4.4%		52,536	4.7%		44,891	3.4%
Stock-based compensation	(C)		23,125	1.8%		18,659	1.7%		16,166	1.2%
Amortization of acquisition-related inventory step-up	(D)		728	0.0%		470	0.0%		1,414	0.1%
Non-recurring acquisition costs	(E)		6,537	0.5%		3,822	0.3%		—	0.0%

Non-GAAP operating income:			$217,666	16.8%		$172,061	15.3%		$252,572	19.0%

NON-OPERATING INCOME, NET:
GAAP non-operating income, net:			$13,485			$1,801			$5,983
Non-recurring acquisition (gains) costs	(E)		(3,177)			—			—

Non-GAAP non-operating income, net:			$10,308			$1,801			$5,983

				GAAP and Non-GAAP Tax Rate %	(F)		GAAP and Non-GAAP Tax Rate %	(F)		GAAP and Non-GAAP Tax Rate %	(F)
INCOME TAX PROVISION (BENEFIT):
GAAP income tax provision (benefit):			$37,474	27%		$23,658	27%		$50,470	26%
IRS settlement	(G	)	(27,540)			—			—
Valuation allowance release	(H	)	7,628			—			—
Non-GAAP items tax effected	(I	)	10,935			23,196			17,649

Non-GAAP income tax provision (benefit):			$28,497	13%		$46,854	27%		$68,119	26%

NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.			$103,660			$63,446			$141,472
Restructuring	(A	)	2,035			10,754			4,641
Amortization of purchased intangibles	(B	)	57,639			52,536			44,891
Stock-based compensation	(C	)	23,125			18,659			16,166
Amortization of acquisition-related inventory step-up	(D	)	728			470			1,414
Non-recurring acquisition costs	(E	)	3,360			3,822			—
Non-GAAP tax adjustments	(G), (H), (I)		8,977			(23,196)			(17,649)
Non-GAAP tax rate impact on noncontrolling interest	(J	)	9			—			—

Non-GAAP net income attributable to Trimble Navigation Ltd.			$199,533			$126,491			$190,935

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.			$0.84			$0.52			$1.14
Restructuring	(A	)	0.02			0.09			0.04
Amortization of purchased intangibles	(B	)	0.46			0.43			0.36
Stock-based compensation	(C	)	0.19			0.15			0.13
Amortization of acquisition-related inventory step-up	(D	)	—			0.01			0.01
Non-recurring acquisition costs	(E	)	0.03			0.03			—
Non-GAAP tax adjustments	(G), (H), (I)		0.07			(0.19)			(0.14)
Non-GAAP tax rate impact on noncontrolling interest	(J	)	—			—			—

Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.			$1.61			$1.04			$1.54

OPERATING LEVERAGE:
Increase in non-GAAP operating income			$45,605			$(80,511)			$15,567
Increase in revenue			$167,678			$(202,975)			$106,964
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)			27.2%			N/A			14.6%

			Fiscal Years Ended
(In thousands)			December 31, 2010		January 1, 2010		January 2, 2009
				% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:			$110,965	15.4%	$58,282	10.1%	$126,014	17.0%
Stock-based compensation	K	)	7,886	1.1%	6,312	1.1%	4,726	0.6%

Non-GAAP operating income before corporate allocations:			$118,851	16.5%	$64,594	11.2%	$130,740	17.6%

Field Solutions
GAAP operating income before corporate allocations:			$116,373	36.6%	$104,498	35.8%	$109,489	36.4%
Stock-based compensation	K	)	1,978	0.6%	1,086	0.4%	821	0.3%

Non-GAAP operating income before corporate allocations:			$118,351	37.2%	$105,584	36.2%	$110,310	36.7%

Mobile Solutions
GAAP operating income (loss) before corporate allocations:			$1,873	1.2%	$14,341	9.3%	$11,328	6.8%
Stock-based compensation	K	)	3,444	2.2%	4,216	2.7%	4,749	2.8%

Non-GAAP operating income before corporate allocations:			$5,317	3.4%	$18,557	12.0%	$16,077	9.6%

Advanced Devices
GAAP operating income before corporate allocations:			$18,325	17.9%	$17,227	17.0%	$24,445	20.4%
Stock-based compensation	K	)	1,934	1.9%	1,595	1.6%	1,378	1.2%

Non-GAAP operating income before corporate allocations:			$20,259	19.8%	$18,822	18.6%	$25,823	21.6%

A.	Restructuring. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they are not indicative of our core operating performance.
B.	Amortization of purchased intangibles. Included in our GAAP presentation of cost of sales and operating expenses, amortization of purchased intangibles recorded arises from prior acquisitions and are non-cash in nature. We exclude these expenses from our non-GAAP measures because we believe they are not indicative of our core operating performance.
C.	Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the fiscal years ended December 31, 2010, January 1, 2010, and January 2, 2009 stock-based compensation was allocated as follows:

	Fiscal Years Ended
(in thousands)	December 31, 2010	January 1, 2010	January 2, 2009
Cost of sales	$1,816	$1,854	$1,920
Research and development	3,991	3,476	3,489
Sales and Marketing	5,611	4,446	3,993
General and administrative	11,707	8,883	6,764

	$23,125	$18,659	$16,166

D.	Amortization of acquisition-related inventory step-up. The purchase accounting entries associated with our business acquisitions require us to record inventory at its fair value, which is sometimes greater than the previous book value of the inventory. Included in our GAAP presentation of cost of sales, the increase in inventory value is amortized to cost of sales over the period that the related product is sold. We exclude inventory step-up amortization from our non-GAAP measures because we do not believe it is indicative of our core operating performance.
E.	Non-recurring acquisition costs. Included in our GAAP presentation of operating expenses and non-operating income, net, non-recurring acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs. Also included are unusual acquisition related items such as a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), adjustments to the fair value of earnout liabilities and payments made or received to settle earnout and holdback disputes. We exclude these items because they are non-recurring and unique to specific acquisitions and are not indicative of our core operating performance.
F.	GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes.

G.	IRS settlement. This amount represents a net charge of $27.5 million in the second quarter of 2010 resulting from the IRS audit settlement. We excluded this because it is not indicative of our core operating performance.
H.	Valuation allowance release. This amount represents a benefit of $7.6 million in the fourth quarter of 2010 resulting from a valuation allowance release. We excluded this because it is not indicative of our core operating performance.
I.	Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) – (E) on non-GAAP net income.
J.	Non-GAAP tax rate impact on noncontrolling interests. This amount adjusts the provision for income taxes included in noncontrolling interest to reflect the non-GAAP tax rate.
K.	Stock-based compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $7.9 million, $5.5 million, and $4.5 million for the fiscal years ended December 31, 2010, January 1, 2010, and January 2, 2009, respectively.

Non-GAAP Operating Income

Non-GAAP operating income increased by $45.6 million for fiscal 2010 as compared to fiscal 2009, and decreased by $80.5 million for fiscal 2009 as compared to fiscal 2008. Non-GAAP operating income as a percentage of total revenue was 16.8%, 15.3%, and 19.0% for fiscal years 2010, 2009, and 2008, respectively.

The increase in operating income and operating income percentage during fiscal 2010 was primarily driven by higher revenue and associated operating leverage in the Engineering and Construction and Field Solutions, partially offset by Mobile Solutions. The decrease in operating income and operating income percentage during fiscal 2009 compared to fiscal 2008 was primarily attributable to a decrease in Engineering and Construction revenue and operating leverage.

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

As of December 31, 2010, we had an outstanding balance on the revolving credit line of $151.0 million. A hypothetical 10% increase in the three-month LIBOR rates could result in approximately $46,000 annual increase in interest expense on the existing principal balances.

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

Foreign exchange forward contracts outstanding as of December 31, 2010 and January 1, 2010 are summarized as follows (in thousands):

	December 31, 2010		January 1, 2010
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(30,106)	$93	$(20,444)	$153
Sold	$18,834	$174	$27,589	$389

* We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

TRIMBLE NAVIGATION LIMITED

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	January 1, 2010
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$220,788	$273,848
Accounts receivable, less allowance for doubtful accounts of $3,442 and $3,875, and sales return reserve of $1,632 and $1,743 at December 31, 2010 and January 1, 2010, respectively	222,820	202,293
Other receivables	21,069	11,856
Inventories, net	192,852	144,012
Deferred income taxes	36,924	39,686
Other current assets	19,917	18,383

Total current assets	714,370	690,078
Property and equipment, net	50,692	44,635
Goodwill	828,737	764,193
Other purchased intangible assets, net	204,948	202,782
Other non-current assets	68,145	51,589

Total assets	$1,866,892	$1,753,277

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,993	$445
Accounts payable	72,349	53,775
Accrued compensation and benefits	60,976	43,272
Deferred revenue	73,888	68,968
Accrued warranty expense	12,868	14,744
Other current liabilities	29,741	42,041

Total current liabilities	251,815	223,245
Non-current portion of long-term debt	151,160	151,038
Non-current deferred revenue	10,777	15,599
Deferred income taxes	24,598	38,857
Other non-current liabilities	42,843	59,983

Total liabilities	481,193	488,722

Commitments and contingencies

Shareholders’ equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding Common stock, no par value; 180,000 shares authorized; 120,939 and 120,450 shares issued and outstanding at December 31, 2010 and January 1, 2010, respectively	781,779	720,248
Retained earnings	536,350	491,367
Accumulated other comprehensive income	48,027	48,297

Total Trimble Navigation Ltd. shareholders’ equity	1,366,156	1,259,912
Noncontrolling interests	19,543	4,643

Total equity	1,385,699	1,264,555

Total liabilities and shareholders’ equity	$1,866,892	$1,753,277

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(In thousands, except per share data)

Revenue (1)	$1,293,937	$1,126,259	$1,329,234
Cost of sales (1)	648,436	576,391	680,098

Gross margin	645,501	549,868	649,136

Operating expense
Research and development	150,089	136,639	148,265
Sales and marketing	215,127	189,859	196,290
General and administrative	118,352	100,830	94,023
Restructuring charges	1,592	6,385	2,722
Amortization of purchased intangible assets	32,739	30,335	22,376

Total operating expense	517,899	464,048	463,676

Operating income	127,602	85,820	185,460
Non-operating income, net
Interest income	1,083	783	2,044
Interest expense	(1,752)	(1,812)	(2,760)
Foreign currency transaction gain (loss), net	(836)	463	1,509
Income from equity method investments, net	11,795	729	8,208
Other income (expense), net	3,195	1,638	(3,018)

Total non-operating income, net	13,485	1,801	5,983

Income before taxes	141,087	87,621	191,443
Income tax provision	37,474	23,658	50,470

Net income	103,613	63,963	140,973
Less: Net income (expense) attributable to noncontrolling interests	(47)	517	(499)

Net income attributable to Trimble Navigation Ltd.	$103,660	$63,446	$141,472

Basic earnings per share	$0.86	$0.53	$1.17

Shares used in calculating basic earnings per share	120,352	119,814	120,714

Diluted earnings per share	$0.84	$0.52	$1.14

Shares used in calculating diluted earnings per share	123,798	122,208	124,235

(1)	Sales to Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble) were $21.7 million, $16.0 million and $27.0 million in fiscal 2010, 2009 and 2008, respectively, with associated cost of sales of $14.7 million, $10.4 million and $21.5 million for fiscal 2010, 2009 and 2008, respectively. In addition, cost of sales associated with CTCT net inventory purchases was $27.5 million, $19.1 million and $21.4 million in fiscal 2010, 2009 and 2008, respectively. See Note 5 to these Consolidated Financial Statements regarding joint ventures for further discussion.

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity	Noncontrolling Interest	Total
	Common stock
	Shares	Amount
(In thousands)

Balance at December 28, 2007	121,596	$660,749	$388,557	$59,720	$1,109,026	$—	$1,109,026
Components of comprehensive income:
Net income			141,472		141,472	(499)	140,973
Unrealized loss on investments				(392)	(392)		(392)
Foreign currency translation adjustments, net of tax				(31,722)	(31,722)		(31,722)
Unrecognized actuarial gain				43	43		43

Total comprehensive income					109,401	(499)	108,902

Issuance of common stock under employee plans and exercise of warrants	1,698	22,804			22,804		22,804
Stock repurchase	(4,243)	(23,780)	(102,108)		(125,888)		(125,888)
Stock based compensation		16,293			16,293		16,293
Noncontrolling interest investments					—	4,154	4,154
Tax benefit from stock option exercises		8,765			8,765		8,765

Balance at January 2, 2009	119,051	$684,831	$427,921	$27,649	$1,140,401	$3,655	$1,144,056
Components of comprehensive income:
Net income			63,446		63,446	517	63,963
Unrealized gain on investments				392	392		392
Foreign currency translation adjustments, net of tax				20,583	20,583		20,583
Unrecognized actuarial loss				(327)	(327)		(327)

Total comprehensive income					84,094	517	84,611

Issuance of common stock under employee plans and exercise of warrants	1,399	14,855			14,855		14,855
Stock based compensation		18,862			18,862		18,862
Noncontrolling interest investments					—	471	471
Tax benefit from stock option exercises		1,700			1,700		1,700

Balance at January 1, 2010	120,450	$720,248	$491,367	$48,297	$1,259,912	$4,643	$1,264,555
Components of comprehensive income:
Net income			103,660		103,660	(47)	103,613
Foreign currency translation adjustments, net of tax				354	354		354
Unrecognized actuarial loss				(624)	(624)		(624)

Total comprehensive income					103,390	(47)	103,343

Issuance of common stock under employee plans and exercise of warrants, net	3,065	45,182	(634)		44,548		44,548
Stock repurchase	(2,576)	(15,808)	(58,043)		(73,851)		(73,851)
Stock based compensation		23,403			23,403		23,403
Noncontrolling interest investments		429			429	14,947	15,376
Tax benefit from stock option exercises		8,325			8,325		8,325

Balance at December 31, 2010	120,939	$781,779	$536,350	$48,027	$1,366,156	$19,543	$1,385,699

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(In thousands)

Cash flows from operating activities:
Net income	$103,613	$63,963	$140,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18,198	18,795	19,047
Amortization expense	57,639	52,672	45,066
Provision for doubtful accounts	2,320	4,139	2,709
Deferred income taxes	(14,918)	(7,473)	(17,356)
Stock-based compensation	23,125	18,659	16,166
Income from equity method investments	(11,795)	(429)	(7,981)
Excess tax benefit for stock-based compensation	(9,639)	(1,453)	(5,970)
Provision for excess and obsolete inventories	4,752	3,530	4,426
Other non-cash items	(4,610)	(2,810)	320
Add decrease (increase) in assets:
Accounts receivable	(7,376)	(3,935)	33,414
Other receivables	2,518	3,516	(7,422)
Inventories	(45,549)	13,292	(16,461)
Other current and non-current assets	2,257	(620)	779
Add increase (decrease) in liabilities:
Accounts payable	13,577	2,631	(20,898)
Accrued compensation and benefits	15,928	245	(12,487)
Accrued liabilities	(24,833)	4,433	3,069
Deferred revenue	(1,177)	25,476	(1,320)

Net cash provided by operating activities	124,030	194,631	176,074

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(136,419)	(52,018)	(115,137)
Acquisitions of property and equipment	(23,133)	(12,706)	(16,196)
Acquisitions of intangible assets	(2,063)	(26,839)	—
Purchases of equity method investments	(8,192)	(750)	—
Proceeds received from noncontrolling interest holder	7,470	—	4,200
Net (purchases) maturities of short term investments	—	5,000	(5,000)
Dividends received	5,858	2,896	10,648
Other	105	491	(5,211)

Net cash used in investing activities	(156,374)	(83,926)	(126,696)

Cash flows from financing activities:
Issuance of common stock, net	44,549	14,855	22,802
Repurchase and retirement of common stock	(73,853)	—	(125,888)
Proceeds from long-term debt and revolving credit lines	—	—	151,000
Excess tax benefit for stock-based compensation	9,639	1,453	5,970
Payments on long-term debt and revolving credit lines	(499)	(183)	(60,314)
Other	—	—	(11)

Net cash provided by (used in) financing activities	(20,164)	16,125	(6,441)

Effect of exchange rate changes on cash and cash equivalents	(552)	4,487	(3,608)

Net increase (decrease) in cash and cash equivalents	(53,060)	131,317	39,329
Cash and cash equivalents, beginning of fiscal year	273,848	142,531	103,202

Cash and cash equivalents, end of fiscal year	$220,788	$273,848	$142,531

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

Basis of Presentation

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2010 and 2009 were both 52-week years, and ended on December 31, 2010 and January 1, 2010, respectively. Fiscal 2008 was a 53-week year and ended on January 2, 2009. Unless otherwise stated, all dates refer to the Company’s fiscal year.

These Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.

The Company has evaluated all subsequent events through the date that these financial statements have been filed with the Securities and Exchange Commission (“SEC”). No material subsequent events have occurred since December 31, 2010 that required recognition or disclosure in these financial statements.

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

With the selection of Flextronics Corporation International (formerly Solectron Corporation) in August 1999 as an exclusive manufacturing partner for many of its GPS products, the Company became dependent upon a sole supplier for the manufacture of many of its products. In addition, the Company relies on sole suppliers for a number of its critical components.

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

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. For acquisitions completed, beginning in fiscal 2009, identifiable intangible assets now include in-process research and development based on the revised accounting guidance on business combinations. Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks and in-process research and development. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one to ten years with a weighted average useful life of 6.4 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth fiscal quarter of each year. Goodwill is reviewed for impairment utilizing a two-step process. First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. As of December 31,

2010, for each reporting unit, the Company’s estimated fair values exceeded the carry values by substantial margins.

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

Revenue Recognition

The Company elected to early adopt new revenue accounting guidance related to arrangements with multiple deliverables at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after January 1, 2010.

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

In evaluating the revenue recognition for agreements which contain multiple deliverable arrangements, under the new accounting guidance, the Company determined that in certain instances the Company was not able to establish VSOE for some or all deliverables in an arrangement as the Company infrequently sold each element on a standalone basis, did not price products within a narrow range, or had a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence (TPE). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company typically is not able to establish the selling price of an element based on TPE.

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

Total revenue as reported and pro forma total revenues that would have been reported for the fiscal year ended December 31, 2010, if the transactions entered into after January 1, 2010 were subject to previous accounting guidance, are shown in the following table:

(Dollars in thousands)	As Reported	Pro Forma
Total revenue for the fiscal year ended December 31, 2010	$1,293,937	$1,285,866

The impact of the revised accounting guidance to total revenue during the fiscal year ended December 31, 2010 was attributable to the reallocation of discounts to revenue deliverables, the recognition of hardware revenue associated with subscription contracts, which was previously recognized ratably over the contract period, and the ability to assign selling price to undelivered elements, which previously required VSOE.

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

Changes in the Company’s product warranty liability during the fiscal years ended December 31, 2010 and January 1, 2010, are as follows:

Fiscal Years Ended	December 31, 2010	January 1, 2010
(in thousands)

Beginning balance	$14,744	$13,332
Accruals for warranties issued	16,303	20,530
Changes in estimates	(2,401)	3,292
Warranty settlements (in cash or in kind)	(15,778)	(22,410)

Ending Balance	$12,868	$14,744

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of December 31, 2010 and January 1, 2010.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $21.3 million, $20.4 million, and $22.6 million, in fiscal 2010, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not significant and were expensed as incurred. The Company received third party funding of approximately $11.7 million, $12.5 million, and $9.2 million in fiscal 2010, 2009 and 2008, respectively. The Company offsets research and development expense with any third party funding received. The Company retains the rights to any technology developed under such arrangements.

Stock-Based Compensation

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Consolidated Statements of Income.

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)

Cost of sales	$1,816	$1,854	$1,920

Research and development	3,991	3,476	3,489
Sales and marketing	5,611	4,446	3,993
General and administrative	11,707	8,883	6,764

Total operating expenses	21,309	16,805	14,246

Total stock-based compensation expense	23,125	18,659	16,166
Tax benefit (1)	(4,959)	(3,376)	(2,636)

Total stock-based compensation expense, net of tax	$18,166	$15,283	$13,530

(1)	Tax benefit related to U.S. incentive and non-qualified stock options, employee stock purchase plan (ESPP) and restricted stock units, applying a Federal statutory and State (Federal effected) tax rate for the year ended December 31, 2010, January 1, 2010 and January 2, 2009.

Options

Stock option expense recognized in the Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. For fiscal 2010, 2009 and 2008 stock option expense includes expense for stock options granted prior to, but not yet vested as of December 30, 2005, as well as for stock options granted beginning in fiscal 2006. In fiscal 2006, in conjunction with the adoption of the FASB’s revised accounting guidance on stock compensation, the Company changed its method of attributing the value of stock options to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock options granted on or prior to December 30, 2005 was recognized using the accelerated multiple-option approach while compensation expense for all stock options granted subsequent to December 30, 2005 is recognized using the straight-line single-option method.

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

Under the binomial model, the weighted average grant-date fair value of stock options granted during fiscal years 2010, 2009 and 2008 was $11.85, $7.92 and $8.80, respectively. For options granted for the three years ending December 31, 2010, the following weighted-average assumptions were used:

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
Expected dividend yield	—	—	—
Expected stock price volatility	43%	45%	45%
Risk free interest rate	1.39%	2.01%	2.50%
Expected life of options after vesting	1.3 years	1.3 years	1.3 years

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

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The estimated weighted average value of rights granted under the Employee Stock Purchase Plan during fiscal years 2010, 2009 and 2008 were $6.94, $5.28 and $8.30, respectively. The fair value of rights granted during 2010, 2009 and 2008 was estimated at the date of grant using the following weighted-average assumptions:

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
Expected dividend yield	—	—	—
Expected stock price volatility	35.5%	53.1%	44.0%
Risk free interest rate	0.20%	0.90%	2.70%
Expected life of purchase	0.5 years	0.5 years	0.5 years

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

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment owned is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms when applicable. Useful lives include a range from two to six years for machinery and equipment, five years for furniture and fixtures, two to five years for computer equipment and software, 40 years for buildings, and the life of the lease for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $18.2 million in fiscal 2010, $18.8 million in fiscal 2009 and $19.0 million in fiscal 2008.

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

Relative to uncertain tax positions, the Company only recognizes the tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 12 to the Consolidated Financial Statements for additional information.

The Company’s valuation allowance is primarily attributable to acquired net operating losses and research and development credit carryforwards. Management believes that it is more likely than not that we will not realize these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts. Beginning in 2009, the Company adopted the revised accounting guidance for business combinations, under which such valuation allowance adjustments associated with an acquisition closing after January 3, 2009 (and after the measurement period) are recorded through income tax expense. Prior to January 3, 2009, these adjustments were required to be recognized by adjusting the purchase price related to the acquisition.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance, which is now codified under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, requires new disclosures on the transfers of assets and liabilities between Level I (quoted prices in active market for identical assets or liabilities) and Level II (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level III fair value measurements). The guidance became effective for the Company with the reporting period beginning January 2, 2010, except for the disclosure on the roll forward activities for Level III fair value measurements, which will become effective for the Company at the beginning of fiscal 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued accounting guidance which changes the consolidation guidance applicable to a variable interest entity (VIE). The guidance, now codified under the Consolidation Topic of the FASB Accounting Standards Codification, also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, GAAP required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The Company adopted this guidance in the first quarter of fiscal 2010. The adoption of the guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands, except per share data)

Numerator:
Net income attributable to Trimble Navigation Ltd.	$103,660	$63,446	$141,472

Denominator:
Weighted average number of common shares used in basic earnings per share	120,352	119,814	120,714
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	3,446	2,394	3,516
Common stock warrants	—	—	5
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	123,798	122,208	124,235

Basic earnings per share	$0.86	$0.53	$1.17

Diluted earnings per share	$0.84	$0.52	$1.14

For fiscal 2010, 2009 and 2008 the Company excluded 1.8 million shares, 5.0 million shares and 2.2 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

NOTE 4: BUSINESS COMBINATIONS

The following is a summary of business combinations made by the Company during fiscal 2010, 2009 and 2008:

Acquisition	Primary Service or Product	Operating Segment	Acquisition Date

TMT	Telematics solutions and mobile resource management services	Mobile Solutions	December 14, 2010
ThingMagic, Inc.	Radio frequency identification (RFID) technology and offers advanced development services	Advanced Devices	October 22, 2010
Novariant	A scalable infrastructure generates signals for real-time positioning to augment existing GPS coverage	Engineering & Construction	October 8, 2010
Cengea	Spatially-enabled business operations and supply chain management software for the forestry, agriculture and natural resource industries	Mobile Solutions	September 10, 2010
Accubid Systems	Estimating, project management and service management software and services for electrical and mechanical contractors	Engineering & Construction	August 12, 2010
Punch Telematix NV	Development and marketing of transport management solutions	Mobile Solutions	July 7, 2010
Definiens	Image analysis solutions	Engineering & Construction	June 10, 2010
LET Systems	Incident and outage management system solutions for utilities	Field Solutions	March 4, 2010
Pondera Engineers	Services and software tools for siting, designing, optimizing, and maintaining high-voltage power transmission and distribution lines	Field Solutions	January 27, 2010
Farm Works	Integrated office and mobile software solutions for both the farmer and agriculture service professional	Field Solutions	July 16, 2009
Accutest	Vehicle diagnostics and telematics technologies for the automotive industry	Mobile Solutions	June 5, 2009
NTech	Crop-sensing technology controlling the application of nitrogen, herbicide and other crop inputs	Field Solutions	June 4, 2009
Quickpen	Building Information Modeling software	Engineering & Construction	March 12, 2009
Rawson Control Systems	Hydraulic and electronic controls for the agriculture equipment industry	Field Solutions	December 3, 2008
FastMap and GeoSite	Field-based software suite for GIS and software solution for land surveyors and construction professionals	Field Solutions and Engineering & Construction	November 28, 2008
Callidus Precision Systems Assets	3D laser scanning solutions	Engineering & Construction	November 28, 2008
Toposys	Aerial data collection systems comprised of LiDAR and metric cameras	Engineering & Construction	November 13, 2008
TruCount	Air and electric clutches that automate individual planter row shut-off	Field Solutions	October 30, 2008
RolleiMetric	Metric camera systems for aerial imaging and terrestrial close range photogrammetry	Engineering & Construction	October 20, 2008
SECO	Accessories for the geomatics, surveying, mapping, and construction industries	Engineering & Construction	July 29, 2008
Géo-3D	Roadside infrastructure asset inventory solutions	Engineering & Construction	January 22, 2008
Crain Enterprises	Accessories for the geomatics, surveying, mapping, and construction industries	Engineering & Construction	January 8, 2008

The Consolidated Financial Statements include the operating results of each of these businesses from the date of acquisition. Pro-forma results of operations have not been presented because the effects of each of these acquisitions were not material individually or in the aggregate to the Company’s results.

The total purchase consideration for each of the above acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions were capitalized during fiscal 2008. In fiscal 2010 and 2009 these costs were expensed as incurred in accordance with the revised accounting guidance on business combinations.

During fiscal 2009 the Company adopted the revised accounting guidance on business combinations, which requires in-process research and development (IPR&D) acquired to be capitalized as an intangible asset until the project is complete, at which point the asset is amortized over its estimated useful life. Prior to fiscal 2009, IPR&D was expensed. There were $1.1 million and $0.5 million IPR&D capitalized in fiscal 2010 and 2009, respectively.

The following table summarizes the Company’s business combinations completed during fiscal years 2010, 2009 and 2008 (in thousands):

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009

Purchase price	$133,415	$41,639	$99,948
Acquisition costs*	—	—	2,623

Total purchase price	$133,415	$41,639	$102,571
Purchase price allocation:
Fair value of net assets acquired	$26,385	$1,187	$7,238
Identified intangible assets	57,802	21,475	50,242
Deferred taxes	(7,877)	(7,766)	(3,426)
Goodwill	65,741	26,743	48,517
Noncontrolling interests	(7,804)	—	—
Bargain purchase	(832)	—	—

Total	$133,415	$41,639	$102,571

*	Acquisition costs consist of legal, advisory, and accounting fees as well as $0.4 million of restructuring related liabilities in fiscal 2008. Such costs were expensed during fiscal 2010 and 2009 in accordance with the revised accounting guidance on business combinations.

All of the above business combinations were acquired with cash consideration. None of the amounts assigned to goodwill above are expected to be deductible for tax purposes.

Certain acquisitions include additional earn-out cash payments based on future revenue or gross margin derived from existing products and other product milestones. In accordance with the revised accounting guidance on business combinations, any earn-outs associated with business combinations completed after January 2, 2009 are included in the initial purchase price at fair value and must be remeasured to fair value at each balance sheet date with subsequent changes recorded to earnings. Prior to 2009, these earn-out payments were considered additional purchase price consideration when, and if, any contingencies, such as the achievement of certain earnings targets, were resolved. Earn-outs paid for pre-2009 acquisitions and changes in purchase price allocation estimates were recorded as purchase price adjustments and goodwill adjustments. Earn-out cash payments made for these pre-2009 acquisitions were $0.4 million, $8.5 million and $7.2 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Acquisitions made by the Company have additional potential earn-out cash payments in excess of that recorded on the Company’s Consolidated Balance Sheet of $25.8 million.

Intangible Assets

The following tables present details of the Company’s total intangible assets:

	December 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$247,575	$(148,171)	$99,404
Trade names and trademarks	22,136	(16,449)	5,687
Customer relationships	143,125	(68,104)	75,021
Distribution rights and other intellectual properties	50,207	(25,371)	24,836

	$463,043	$(258,095)	$204,948

	January 1, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$213,696	$(114,870)	$98,826
Trade names and trademarks	20,861	(14,891)	5,970
Customer relationships	120,990	(48,885)	72,105
Distribution rights and other intellectual properties	46,702	(20,821)	25,881

	$402,249	$(199,467)	$202,782

The weighted-average amortization period is six years for developed product technology, eight years for trade names and trademarks, seven years for customer relationships, and seven years for distribution rights and other intellectual properties.

The following table presents details of the amortization expense of purchased and other intangible assets as reported in the Consolidated Statements of Income:

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)

Reported as:
Cost of sales	$24,900	$22,337	$22,690
Operating expenses	32,739	30,335	22,376

Total	$57,639	$52,672	$45,066

The estimated future amortization expense of intangible assets as of December 31, 2010, is as follows (in thousands):

2011	$58,803
2012	50,999
2013	45,451
2014	23,509
2015	14,537
Thereafter	11,649

Total	$204,948

Goodwill

The changes in the carrying amount of goodwill for fiscal 2010 are as follows (in thousands):

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
Balance as of January 1, 2010	$389,702	$26,776	$333,265	$14,450	$764,193
Additions due to acquisitions	41,803	2,755	14,775	6,960	66,293
Purchase price adjustments	377	(3,337)	—	—	(2,960)
Foreign currency translation adjustments	482	17	126	586	1,211

Balance as of December 31, 2010	$432,364	$26,211	$348,166	$21,996	$828,737

NOTE 5: JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar, began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from equity method investments, net in the Non-operating income, net section of the Consolidated Statements of Income. The Company recorded income of $7.6 million, $3.0 million, and $8.0 million as its proportionate share of CTCT net income in fiscal 2010, 2009 and 2008, respectively. During fiscal 2010, 2009 and 2008, dividends received from CTCT amounted to $5.8 million, $2.9 million, and $10.5 million, and were recorded against Other non-current assets on the Consolidated Balance Sheets. The carrying amount of the investment in CTCT was $8.9 million at December 31, 2010 and $7.1 million at January 1, 2010, and is included in Other non-current assets on the Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at direct cost, plus a mark-up for the Company’s overhead costs to CTCT. CTCT then resells products at cost plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. CTCT does not have inventory on its balance sheet in that the resale of products to Caterpillar and the Company occurs simultaneously when the products are purchased from the Company. In fiscal 2010, 2009 and 2008, the Company recorded $3.8 million, $2.2 million, and $11.7 million of revenue, respectively, and $3.7 million, $2.1 million, and $10.5 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel. In addition, in fiscal 2010, 2009 and 2008, the Company recorded $27.5 million, $19.1 million, and $21.4 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.

In addition, the Company received reimbursement of employee-related costs from CTCT for employees of the Company dedicated to CTCT or performance of work for CTCT totaling $11.7 million, $10.4 million and $13.6 million in fiscal 2010, 2009 and 2008, respectively. The reimbursements were offset against operating expense.

At December 31, 2010 and January 1, 2010, the Company had amounts due to and from CTCT. Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties. The amounts due to and from CTCT are presented on a gross basis in the Consolidated Balance Sheets. At December 31, 2010 and January 1, 2010, the receivables from CTCT were $4.4 million and $3.5 million, respectively, and are included within Accounts receivable, net, on the Consolidated Balance Sheets. As of the same dates, the payables due to CTCT were $5.7 million and $4.4 million, respectively, and are included within Accounts payable on the Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting. In fiscal 2010, 2009 and 2008, the Company recorded income (loss) of $4.1 million, $(2.5 million), and $23,000, respectively, as its proportionate share of Nikon-Trimble net income (loss). During fiscal 2010 and 2009, there were no dividends received from Nikon-Trimble. During fiscal 2008, dividends received from Nikon-Trimble, amounted to $0.2 million and were recorded against Other non-current assets on the Consolidated Balance Sheets. The carrying amount of the investment in Nikon-Trimble was approximately $15.0 million at December 31, 2010 and $11.4 million at January 1, 2010, and is included in Other non-current assets on the Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products. The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer. Profits from these inter-company sales are eliminated.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company. In fiscal 2010, 2009 and 2008, the Company recorded $17.9 million, $13.8 million, and $15.3 million of revenue, respectively, and $11.0 million, $8.3 million, and $11.0 million of cost of sales, respectively, for the manufacturing of products sold by the Company to Nikon-Trimble. The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $23.1 million, $10.5 million, and $15.4 million for fiscal 2010, 2009 and 2008, respectively.

At December 31, 2010 and January 1, 2010, the Company had amounts due to and from Nikon-Trimble. Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties. The amounts due to and from Nikon-Trimble are presented on a gross basis in the Consolidated Balance Sheets. At December 31, 2010 and January 1, 2010, the amounts due from Nikon-Trimble were $3.5 million and $4.7 million, respectively, and are included within Accounts receivable, net on the Consolidated Balance Sheets. As of the same dates, the amounts due to Nikon-Trimble were $7.0 million and $4.5 million, respectively, and are included within Accounts payable on the Consolidated Balance Sheets.

NOTE 6: CERTAIN BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet items:

As of	December 31, 2010	January 1, 2010
(in thousands)
Inventories:
Raw materials	$79,057	$51,489
Work-in-process	5,672	4,869
Finished goods	108,123	87,654

Total inventories, net	$192,852	$144,012

Deferred cost of sales are included within finished goods and were $14.0 million at December 31, 2010 and $16.8 million at January 1, 2010.

As of	December 31, 2010	January 1, 2010
(in thousands)
Property and equipment, net:
Machinery and equipment	$113,748	$97,134
Furniture and fixtures	14,124	13,116
Leasehold improvements	19,987	17,226
Buildings	8,701	6,530
Land	1,544	1,385

	158,104	135,391
Less accumulated depreciation	(107,412)	(90,756)

Total	$50,692	$44,635

Other non-current liabilities:
Deferred compensation	$9,736	$8,264
Pension	6,568	5,915
Deferred rent	5,715	3,181
Unrecognized tax benefits	17,830	36,968
Other non-current liabilities	2,994	5,655

Total	$42,843	$59,983

As of December 31, 2010, the Company has $17.8 million of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably impact the effective income tax rate and interest and/or penalties related to income tax matters in future periods.

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

To achieve distribution, marketing, production, and technology advantages, the Company manages its operations in the following four segments:

•

Engineering and Construction – Consists of products currently used by survey and construction professionals in the field for positioning, data collection, field computing, data management, and machine guidance and control. The applications served include surveying, road, runway, construction, site preparation, and building construction.

•

Field Solutions – Consists of products that provide solutions in a variety of agriculture and geographic information systems (GIS) applications. In agriculture, these include precise land leveling and machine guidance systems. In GIS, they include handheld devices and software that enable the collection of data on assets for a variety of governmental and private entities.

•

Mobile Solutions – Consists of products that enable end users to monitor and manage their mobile assets by communicating location and activity-relevant information from the field to the office. Trimble offers a range of products that address a number of sectors of this market including truck fleets, security, and public safety vehicles.

•

Advanced Devices – The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of Trimble’s total revenue, operating income and assets. This segment is comprised of the Component Technologies, Military and Advanced Systems, Applanix, and Trimble Outdoors businesses.

Trimble evaluates each of its segment’s performance and allocates resources based on segment operating income from operations before income taxes, and some corporate allocations. Trimble and each of its segments employ consistent accounting policies.

The following table presents revenue, operating income, and identifiable assets for the four segments. Operating income is net revenue less operating expense, excluding general corporate expense, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, non-recurring acquisition costs and restructuring charges. The assets that Trimble’s Chief Operating Decision Maker, its Chief Executive Officer, views by segment are accounts receivable, inventories, and goodwill.

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)
Engineering & Construction
Revenue	$719,053	$578,579	$741,668
Operating income	110,965	58,282	126,014
Field Solutions
Revenue	$318,137	$291,752	$300,708
Operating income	116,373	104,498	109,489
Mobile Solutions
Revenue	$154,254	$154,881	$167,113
Operating income	1,873	14,341	11,328
Advanced Devices
Revenue	$102,493	$101,047	$119,745
Operating income	18,325	17,227	24,445
Total
Revenue	$1,293,937	$1,126,259	$1,329,234
Operating income	247,536	194,348	271,276

Engineering & Construction
Accounts receivable	$131,808	$118,033
Inventories	123,780	91,248
Goodwill	432,364	389,702
Field Solutions
Accounts receivable	$52,065	$37,178
Inventories	33,964	22,025
Goodwill	26,211	26,776
Mobile Solutions
Accounts receivable	$24,806	$29,572
Inventories	16,721	16,826
Goodwill	348,166	333,265
Advanced Devices
Accounts receivable	$14,141	$17,510
Inventories	18,387	13,913
Goodwill	21,996	14,450
Total
Accounts receivable	$222,820	$202,293
Inventories	192,852	144,012
Goodwill	828,737	764,193

Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and non-recurring acquisition costs. A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)

Consolidated segment operating income	$247,536	$194,348	$271,276
Unallocated corporate expense	(60,260)	(45,102)	(36,284)
Restructuring charges	(2,035)	(10,754)	(4,641)
Amortization of purchased intangible assets	(57,639)	(52,672)	(44,891)

Consolidated operating income	127,602	85,820	185,460

Non-operating income, net	13,485	1,801	5,983

Consolidated income before taxes	$141,087	$87,621	$191,443

The geographic distribution of Trimble’s revenue and long-lived assets is summarized in the tables below. Other non-US geographies include Canada, and countries in South and Central America, the Middle East, and Africa. Revenue is defined as revenue from external customers.

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)

Revenue (1):
United States	$595,563	$561,082	$646,734
Europe	286,705	261,966	333,436
Asia Pacific	227,478	186,588	182,952
Other non-US countries	184,191	116,623	166,112

Total consolidated revenue	$1,293,937	$1,126,259	$1,329,234

(1)	Revenue attributed to countries based on the location of the customer.

No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue in fiscal years 2010, 2009, and 2008.

Long-lived assets indicated in the table below exclude deferred tax assets, inter-company receivables, investments in subsidiaries, goodwill, and intangibles assets.

As of	December 31, 2010	January 1, 2010
(in thousands)

Long-lived assets:
United States	$52,115	$52,048
Europe	19,012	13,482
Asia Pacific and other non-US countries	8,148	5,505

Total long-lived assets	$79,275	$71,035

NOTE 8: RESTRUCTURING CHARGES

Restructuring expense

Restructuring expense for the three years ended December 31, 2010 was as follows:

	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)
Severance and benefits	$2,035	$10,754	$4,641

During fiscal 2010, restructuring expense of $2.0 million was related to decisions to streamline processes and reduce the cost structure of the Company. Of the total restructuring expense, $1.6 million is presented as a separate line within Operating expense and $0.4 million is included within Cost of sales on the Company’s Consolidated Statements of Income. Expense related to the decisions made through the fourth quarter of fiscal 2010 is all accrued as of December 31, 2010.

During fiscal 2009, restructuring expense of $10.8 million was related to decisions to streamline processes and reduce the cost structure of the Company. Of the total restructuring expense, $6.4 million is presented as a separate line within Operating expense and $4.4 million is included within Cost of sales on the Company’s Consolidated Statements of Income.

During fiscal 2008, restructuring expense of $4.6 million was related to decisions to streamline processes and reduce the cost structure of the Company. Of the total restructuring expense, $2.7 million is presented as a separate line within Operating expense on the Company’s Consolidated Statements of Income, and $1.9 million is included within Cost of sales.

Restructuring liability

The following table summarizes the restructuring activity for 2009 and 2010 (in thousands):

Balance as of January 2, 2009	$1,917
Acquisition related	—
Charges	10,754
Payments	(10,279)
Adjustment	236

Balance as of January 1, 2010	$2,628
Acquisition related	—
Charges	2,035
Payments	(2,866)
Adjustment	(170)

Balance as of December 31, 2010	$1,627

As of December 31, 2010, the $1.6 million restructuring accrual consists of severance and benefits. It is included in Other current liabilities and is expected to be settled in fiscal 2011.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following:

As of	December 31, 2010	January 1, 2010
(in thousands)

Revolving credit facility	$151,000	$151,000
Notes payable and other	2,153	483

Total debt	153,153	151,483

Less current portion of long-term debt	1,993	445

Non-current portion	$151,160	$151,038

On July 28, 2005, the Company entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. On February 16, 2007, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012. Up to $25 million of the availability under the revolving credit line may be used to issue letters of credit, and up to $20 million may be used for paying to pay off other debts or loans. The maximum leverage ratio under the 2007 Credit Facility is 3.00:1.00. The funds available under the new 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes. As of August 20, 2008, the Company amended its 2007 Credit Facility to allow it to redeem, retire or purchase common stock of the Company without limitation so long as no default or unmatured default then existed, and leverage ratio for the two most recently completed periods was less than 2.00:1.00. In addition, the definition of the fixed charge was amended to exclude the impact of redemptions, retirements, or purchases common stock of the Company from the fixed charges coverage ratio. The Company is exploring its options as to the refinancing or replacement of the 2007 Credit Facility.

As of December 31, 2010, the Company had an outstanding balance on the revolving credit line of $151.0 million.

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

The 2007 Credit Facility contains customary affirmative, negative, and financial covenants including, among other requirements, negative covenants that restrict the Company’s ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations, and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company’s obligations under the 2007 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. As of December 31, 2010 the Company was in compliance with all financial debt covenants.

Notes Payable

As of December 31, 2010 and January 1, 2010, the Company had notes payable totaling approximately $1.9 million and $0.5 million, respectively. The outstanding notes payable as of December 31, 2010 consisted primarily of notes payable to noncontrolling interest holders of one of the Company’s consolidated subsidiaries. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification. The outstanding notes payable balance as of January 1, 2010 consisted primarily of government loans to foreign subsidiaries.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s principal facilities in the United States are leased under various cancelable and non-cancelable operating leases that expire at various dates through 2016. For tenant improvement allowances and rent holidays, Trimble records a deferred rent liability on the Consolidated Balance Sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the Consolidated Statements of Income.

Future minimum payments required under non-cancelable operating leases are as follows (in thousands):

2011	$18,815
2012	14,119
2013	9,718
2014	7,751
2015	6,010
Thereafter	6,702

Total	$63,115

Net rent expense under operating leases was $19.2 million in fiscal 2010, $18.0 million in fiscal 2009, and $16.2 million in fiscal 2008. Sublease income was $49,000, $38,000 and $49,000 for fiscal 2010, 2009 and 2008, respectively.

Additionally, as of December 31, 2010, the Company had acquisition earn-outs of $4.1 million and holdbacks of $4.2 million recorded in “Other current liabilities” and “Other non-current liabilities.” The maximum remaining payments, including the $4.1 million and $4.2 million recorded, will not exceed $25.8 million. The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments. The remaining earn-outs and holdbacks are payable through 2013.

At December 31, 2010, the Company had unconditional purchase obligations of approximately $69.7 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with our vendors. Purchase obligations exclude agreements that are cancelable without penalty.

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

Assets and liabilities recorded at fair value on a recurring basis in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by the guidance on fair value measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:

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

	Fair Values as of December 31, 2010
(in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$102,835	$—	$—	$102,835
Deferred compensation plan assets (2)	9,423	—	—	9,423
Derivative assets (3)	—	407	—	407

Total	$112,258	$407	$—	$112,665

Liabilities
Deferred compensation plan liabilities (2)	$—	$9,736	$—	$9,736
Derivative liabilities (3)	—	140	—	140
Contingent consideration liability (4)	—	—	3,719	3,719

Total	$—	$9,876	$3,719	$13,595

(1)	These investments are highly liquid investments such as money market funds. The fair values are determined using observable quoted prices in active markets. Money market funds are included in Cash and cash equivalents on the Company’s Consolidated Balance Sheets. In prior year filings, the table above incorrectly excluded certain Level I money market funds. These funds however, were correctly included in Cash and cash equivalents on the Company’s Consolidated Balance Sheets.
(2)	The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. As of December 31, 2010 the plan assets are invested in a money market fund and valued using observable quoted prices in active markets. The deferred compensation plan liabilities included in Level II are valued using quoted prices for similar assets or liabilities in active markets. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities on the Company’s Consolidated Balance Sheets.
(3)	Derivative assets and liabilities included in Level II primarily represent forward currency exchange contracts. The Company enters into these contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables. The derivatives are not designated as hedging instruments. The fair values are determined using inputs based on observable quoted prices. Derivative assets and liabilities are included in Other current assets and Other current liabilities, respectively, on the Company’s Consolidated Balance Sheets.
(4)

The Company has six contingent consideration arrangements that require it to pay the former owners of certain companies it acquired during fiscal 2009 and fiscal 2010. The undiscounted maximum payment under all six arrangements is $11.5 million, based on future revenues or gross margins through January 2013. The Company estimated the fair value of these liabilities using the expected cash flow approach with inputs being probability-weighted revenue or gross margin projections, as the case may be, and discount rates ranging from 0.00% to 0.61%. Of the total contingent consideration liability, $1.7 million and $2.0 million were included in Other current liabilities and Other non-current liabilities, respectively, on the Company’s Consolidated Balance Sheets.

The table below sets forth a summary of changes in the fair value of the Level III contingent consideration liability for the twelve months ended December 31, 2010.

As of	Level III liabilities December 31, 2010
(in thousands)

Balance as of January 1, 2010	$2,200
Acquisitions	3,864
Realized gains	(2,345)

Balance as of December 31, 2010	$3,719

Realized gains were reported in Other income (expense), net on the Consolidated Statements of Income.

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	December 31, 2010		January 1, 2010
(in thousands)

Assets:
Cash and cash equivalents	$220,788	$220,788	$273,848	$273,848
Forward foreign currency exchange contracts	407	407	594	594

Liabilities:
Credit facility	$151,000	$148,367	$151,000	$147,144
Forward foreign currency exchange contracts	140	140	52	52
Notes payable and other	2,153	2,133	483	479

The fair value of the bank borrowings and notes payable has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that Trimble would currently have to pay to extinguish any of this debt.

NOTE 12: INCOME TAXES

The components of income before income taxes are as follows:

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)

United States	$137,426	$46,928	$89,177
Foreign	3,661	40,693	102,266

Total	$141,087	$87,621	$191,443

US Federal:
Current	$40,926	$25,357	$42,453
Deferred	(3,795)	(6,465)	(7,024)

	37,131	18,892	35,429

US State:
Current	2,496	3,709	5,165
Deferred	505	(3,459)	(2,271)

	3,001	250	2,894

Foreign:
Current	9,939	3,638	13,976
Deferred	(12,597)	878	(1,829)

	(2,658)	4,516	12,147

Income tax provision	$37,474	$23,658	$50,470

The income tax provision differs from the amount computed by applying the statutory US federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)

Expected tax from continuing operations at 35% in all years	$49,381	$30,667	$67,187

US State income taxes	2,028	1,247	3,339
Foreign tax rate differential	(34,138)	(7,943)	(23,553)
US Federal and California research and development credits	(3,523)	(4,204)	(3,651)
Stock option compensation	3,546	3,061	3,550
Settlement with tax authorities	27,540	—	—
Release of valuation allowance	(7,628)	—	—
Other	268	830	3,598

Income tax provision	$37,474	$23,658	$50,470

Effective tax rate	27%	27%	26%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

As of	December 31, 2010	January 1, 2010
(in thousands)

Deferred tax liabilities:
Purchased intangibles	$49,021	$57,176
Depreciation and amortization	30,603	28,144
Other	309	275

Total deferred tax liabilities	79,933	85,595

Deferred tax assets:
Inventory valuation differences	8,622	8,290
Expenses not currently deductible	15,863	9,665
US Federal credit carryforwards	2,314	2,314
Deferred revenue	3,197	2,769
US State credit carryforwards	14,895	15,482
Warranty	2,421	2,571
US Federal net operating loss carryforward	12,404	10,506
Foreign net operating loss carryforward	17,437	18,378
Net foreign tax credits on undistributed foreign earnings	12,804	14,746
Accruals not currently deductible	24,220	28,681

Total deferred tax assets	114,177	113,402
Valuation allowance	(21,432)	(27,011)

Total deferred tax assets	92,745	86,391

Total net deferred tax assets	$12,812	$796

As of December 31, 2010, the Company has federal, California and foreign net operating loss carryforwards (“NOLs”) of approximately $33.2 million, $13.9 million, and $45.6 million, respectively. The federal and California NOLs expire in years 2017 through 2027. There is, generally, no expiration for the foreign NOLs. Utilization of the Company’s federal and state NOLs are subject to annual limitation in accordance with Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended.

The Company has federal research and development credit carryforwards of $2.0 million (expiring in years 2011 through 2024) and California research and development credit carryforwards of approximately $14.4 million that can be carried over indefinitely.

The Company’s valuation allowance is primarily attributable to foreign net operating loss carryforwards. The Company has determined that it is more likely than not that the Company will not realize these deferred tax assets and, accordingly, a valuation allowance has been established for such amounts. During 2010, the Company released $7.6 million of its valuation allowance against foreign net operating losses.

The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider some of those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of permanently reinvested earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes (adjusted for foreign tax credits). As of December 31, 2010, the Company’s foreign subsidiary accumulated undistributed earnings that are intended to be indefinitely reinvested outside the U.S. is approximately $75.6 million. The amount of the unrecognized deferred tax liability on this amount is approximately $26.5 million.

A reconciliation of the change in the unrecognized tax benefits (“UTB”) from December 28, 2007 to December 31, 2010 is as follows:

(in thousands)	Federal, State and Foreign Tax	Accrued Interest and Penalties	Unrecognized Income Tax Benefits
Balance at December 28, 2007	$28,328	$3,100	$31,428
Additions for tax positions related to the current year	5,300	1,320	6,620
Additions for tax positions related to prior year	3,800	—	3,800
Other reductions for tax positions related to prior years	(900)	(20)	(920)
Foreign exchange	(600)	—	(600)

Balance at January 2, 2009	$35,928	$4,400	$40,328

Total UTBs that, if recognized, would impact the effective tax rate as of January 2, 2009	$35,928	$4,400	$40,328

Additions for tax positions related to the current year	3,495	871	4,366
Additions for tax positions related to prior year	699	41	740
Other reductions for tax positions related to prior years	(2,464)	(277)	(2,741)
Foreign exchange	604	—	604

Balance at January 1, 2010	$38,262	$5,035	43,297

Total UTBs that, if recognized, would impact the effective tax rate as of January 1, 2010	$38,262	$5,035	$43,297

Additions for tax positions related to the current year	4,091	1,372	5,463
Additions for tax positions related to prior years	4,600	—	4,600
Other reductions for tax positions related to prior years	(21,453)	(3,767)	(25,220)
Foreign exchange	(27)	—	(27)

Balance at December 31, 2010	$25,473	$2,640	28,113

Total UTBs that, if recognized, would impact the effective tax rate as of December 31, 2010	$25,473	$2,640	28,113

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

In May 2010, the IRS closed its examination of our income tax returns for the years 2005 through 2007. As part of the audit, IRS examined and adjusted the valuation and payment arrangement for the 2006 non-exclusive license of specified Trimble intellectual property rights to a foreign-based Trimble subsidiary. The consideration for this license was to be paid over time and was established based on the Company’s estimate of the ongoing royalties that would have been received in a similar license arrangement to an unrelated third-party licensee. Pursuant to the audit settlement, Trimble agreed to revise the valuation and to accelerate the payments under the existing royalty arrangement resulting in a net impact of $27.5 million in the second quarter of 2010, net of a release of liabilities for unrecognized tax benefits. The resolution of the 2005 through 2007 audit resulted in a tax assessment to the Company of $42.5 million and interest of $7.2 million for a total of $49.7 million that the Company paid on July 15, 2010. Additionally, as a result of the settlement, the Company incurred state income taxes and interest of approximately $2.5 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability includes interest and penalties at December 31, 2010, January 1, 2010, and January 2, 2009 of $2.6 million, $5.0 million, and $4.4 million, respectively, which were recorded in Other non-current liabilities in the accompanying Consolidated Balance Sheets.

NOTE 13: COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects are as follows:

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)
Net income	$103,613	$63,963	$140,973
Foreign currency translation adjustments, net of tax of $(223) in 2010, $(2,551) in 2009, and $4,849 in 2008	354	20,583	(31,722)
Net unrealized gain (loss) on investments/actuarial gain (loss)	(624)	65	(349)

Comprehensive income	103,343	84,611	108,902
Less: Net income (loss) attributable to the noncontrolling interests	(47)	517	(499)

Comprehensive income attributable to Trimble Navigation Ltd.	$103,390	$84,094	$109,401

The components of accumulated other comprehensive income, net of related tax were as follows:

Fiscal Years Ended	December 31, 2010	January 1, 2010
(in thousands)
Accumulated foreign currency translation adjustments	$49,084	$48,730
Net unrealized actuarial losses	(1,057)	(433)

Total accumulated other comprehensive income	$48,027	$48,297

NOTE 14: EMPLOYEE STOCK BENEFIT PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 15,550,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. The amended Purchase Plan terminates on September 30, 2018. In fiscal 2010, 2009 and 2008, the shares issued under the Purchase Plan were 450,774, 763,597, and 437,833 shares, respectively. Compensation expense recognized during fiscal 2010, 2009 and 2008 related to shares granted under the Employee Stock Purchase Plan was $2.9 million, $3.4 million, and $3.4 million, respectively. At December 31, 2010, the number of shares reserved for future purchases by eligible employees was 3,357,846.

Restricted Stock Award

Trimble did not grant any restricted stock awards in fiscal 2010, fiscal 2009, or fiscal 2008. During the second quarter of fiscal 2006, the Company granted 40,000 shares of restricted common stock. The award vests 20% on June 30, 2005 and an additional 20% each June 30 thereafter. There was no compensation expense recorded for fiscal 2010. The Company recorded compensation expense in the Consolidated Statements of Income of $92,000 and $155,000 for fiscal 2009 and 2008, respectively.

2002 Stock Plan

In 2002, Trimble’s board of directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan, approved by the shareholders, provides for the granting of incentive and non-statutory stock options and stock awards for up to 20,000,000 shares plus any shares currently reserved but unissued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 20% at the first anniversary of grant and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. In certain instances, grants vest at a rate of 40% at the second anniversary of grant and monthly thereafter at an annual rate of 20% with full vesting occurring at the fifth anniversary of the grant. Non-employee director stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 1/12th per month, with full vesting occurring one year from the date of grant. The Company issues new shares for option exercises. The majority of the restricted share units granted under this plan vest 100% after three years. As of December 31, 2010, options to purchase 9,712,427 shares were outstanding, 1,201,573 restricted stock units were unvested, and 5,098,979 shares were available for future grant under the 2002 Plan.

@Road Plan

In connection with the acquisition of @Road in February 2007, the Company assumed all of the outstanding stock options of @Road’s 2000 Stock Option Plan (“@Road Plan”) as well as the plan itself. The @Road Plan provides for the granting of incentive and non-statutory stock options. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the @Road Plan generally have 120-month terms, and vest at a rate of 20% at the first anniversary of grant and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. The Company issues new shares for option exercises. As of December 31, 2010, options to purchase 310,349 shares were outstanding under the @Road Plan. Shares under this plan are no longer available for grant due to the merger of @Road into Trimble.

1993 Stock Option Plan

In 1992, Trimble’s board of directors adopted the 1993 Stock Option Plan (“1993 Plan”). The 1993 Plan, as amended to date and approved by shareholders, provided for the granting of incentive and non-statutory stock options for up to 19,125,000 shares of Common Stock to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 1993 Plan have 120-month terms, and vest at a rate of 20% at the first anniversary of grant, and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of grant. The Company issues new shares for option exercises. As of December 31, 2010, options to purchase 230,803 shares were outstanding and no shares were available for future grant.

1992 Employee Stock Bonus Plan

In 1992, Trimble’s board of directors approved the 1992 Employee Stock Bonus Plan (“Bonus Plan”). As of December 31, 2010, there were no options outstanding to purchase shares and 3,998 shares were available for future grant under the 1992 Employee Stock Bonus Plan.

1990 Director Stock Option Plan

In December 1990, Trimble adopted a Director Stock Option Plan under which an aggregate of 1,140,000 shares of Common Stock have been reserved for issuance to non-employee directors as approved by the shareholders to date. At December 31, 2010, options to purchase 60,000 shares were outstanding, and no shares were available for future grants under the Director Stock Option Plan.

Options Outstanding and Exercisable

Exercise prices for options outstanding as of December 31, 2010, ranged from $3.35 to $40.76. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information with respect to options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Number Exercisable	Weighted- Average Exercise Price per Share
(in thousands, except for per share data)
$3.35 – $8.50	1,345	$7.17	1.95	1,345	$7.17
$8.77 – $16.24	1,139	14.37	3.81	1,133	14.36
$16.42– $19.78	921	17.46	4.94	917	17.46
$19.96	1,048	19.96	4.78	392	19.96
$20.01 – $21.68	1,557	20.94	5.79	118	20.52
$21.72 – $24.36	1,039	23.37	3.06	832	23.35
$25.20– $30.80	1,611	29.39	5.35	507	28.14
$31.06– $36.20	1,070	36.03	6.61	89	35.20
$40.33– $40.59	570	40.59	3.67	367	40.59
$40.76	14	40.76	6.95	—	—

Total	10,314	$22.25	4.52	5,700	$18.23

	Number Of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value (in thousands)
Options outstanding	10,314	$22.25	4.52	$182,734
Options outstanding and expected to vest	9,983	22.04	4.47	178,965
Options exercisable	5,700	18.23	3.65	123,936

Options outstanding and expected to vest are adjusted for expected forfeitures. The aggregate intrinsic value is the total pretax intrinsic value based on the Company’s closing stock price of $39.93 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2010, the total unamortized stock option expense is $38.0 million with a weighted-average recognition period of 3.5 years.

Option Activity

Activity during fiscal 2010, under the combined plans was as follows:

	Options	Weighted average exercise price
(in thousands, except for per share data)

Outstanding at beginning of year	11,293	$18.64
Granted	1,846	33.49
Exercised	(2,523)	14.01
Cancelled	(302)	24.97

Outstanding at end of year	10,314	$22.25

Available for grant	5,102

The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $47.5 million, $7.8 million, and $28.3 million, respectively. Compensation expense recognized during fiscal 2010, 2009 and 2008 related to stock options was $13.3 million, $11.7 million, and $11.8 million, respectively.

Restricted Stock Unit Activity

Activity during fiscal 2010 was as follows:

	Restricted Stock Units	Weighted Average Grant- Date Fair Value
(in thousands, except for per share data)

Unvested at beginning of year	890	$22.29
Granted	474	32.94
Vested	(68)	35.39
Cancelled	(94)	22.59

Unvested at end of year	1,202	$25.73

Compensation expense recognized during fiscal 2010, 2009 and 2008 related to restricted stock units was $6.9 million, $3.5 million, and $1.0 million, respectively. As of December 31, 2010, there was $18.3 million of total unamortized restricted stock unit compensation expense related to unvested restricted stock units, with a weighted-average recognition period of 1.77 years.

NOTE 15: BENEFIT PLANS

401(k) Plan

Under the Company’s 401(k) Plan, U.S. employee participants (including employees of certain subsidiaries) may direct the investment of contributions to their accounts among certain mutual funds and the Trimble Navigation Limited Common Stock Fund. The Trimble Fund sold 92,960 net shares of Common Stock for an aggregate of $3.0 million in fiscal 2010. The Company, at its discretion, matches individual employee 401(k) Plan contributions at a rate of fifty cents of every dollar that the employee contributes to the 401(k) Plan up to 5% of the employee’s annual salary to an annual maximum of $2,500. The Company’s matching contributions to the 401(k) Plan were $3.2 million in fiscal 2010, $3.2 million in fiscal 2009 and $3.3 million in fiscal 2008.

Defined Contribution Pension Plans

Certain of the Company’s European subsidiaries participate in state sponsored pension plans. Contributions are based on specified percentages of employee salaries. For these plans, the Company contributed and charged to expense approximately $0.6 million for fiscal 2010, $0.9 million for fiscal 2009, and $0.9 million for fiscal 2008.

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

The pension related balances on the Company’s Consolidated Balance Sheet at December 31, 2010 and January 1, 2010 are presented in the following table.

Fiscal Years Ended	December 31, 2010	January 1, 2010
(in thousands)

Current accrued pension liability	$413	$382
Non-current accrued pension liability	6,568	5,915
Unrecognized actuarial loss	(1,057)	(433)

The changes in the benefit obligations and plan assets of the significant non-U.S. defined benefit pension plans for fiscal 2010 and 2009 were as follows:

Fiscal Years Ended	December 31, 2010	January 1, 2010
(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$7,709	$6,939
Service cost	27	31
Interest cost	307	326
Benefits paid	(486)	(404)
Foreign exchange impact	186	463
Actuarial losses	562	354

Benefit obligation at end of year	8,305	7,709

Change in plan assets:
Fair value of plan assets at beginning of year	1,412	1,360
Actual return on plan assets	24	28
Employer contribution	493	408
Plan participants’ contributions	—	—
Benefits paid	(487)	(403)
Foreign exchange impact	(118)	19

Fair value of plan assets at end of year	1,324	1,412

Benefit obligation in excess of plan assets at end of year	$6,981	$6,297

Current portion (included in accrued compensation and benefits)	413	382
Non-current portion (included in other non-current liabilities)	6,568	5,915

The under-funded status of the plan of $7.0 million at December 31, 2010 is recognized in the accompanying Consolidated Balance Sheets as a short-term and a long-term accrued pension liability. No plan assets are expected to be returned to Trimble during fiscal 2010.

Net periodic benefit cost in fiscal 2010 was not material.

Actuarial assumptions used to determine the net periodic pension costs for fiscal 2010 were as follows:

	Swedish Subsidiary	German Subsidiaries
Discount rate	3.5%	4.8%
Rate of compensation increase	2.0%	2.0%
Measurement date	12/31/2010	12/31/2010

The Company’s accumulated benefits obligation was approximately $8.3 million and $7.7 million for fiscal 2010 and fiscal 2009, respectively.

The following table provides additional fair value information relating to the Company’s plan assets:

	Fair Values as of December 31, 2010
(in thousands)	Level I	Level II	Level III	Total
Asset Category
Local government bonds	$—	$1,153	$—	$1,153
Equity securities	—	132	—	132
Real estate	—	—	26	26
Other	—	—	13	13

Total	$—	$1,285	$39	$1,324

The Company’s plan assets are primarily located in the Company’s German subsidiaries. For German subsidiaries, for fiscal 2010, the asset allocation of the total plan assets was approximately as follows: 87% local government bonds, 2% real estate, 10% equity securities and 1% in other investment. Long-term asset allocation and expected return on assets assumptions are derived from detailed annual studies conducted by the Company’s asset management group and actuaries. The Company’s asset management group limits allocation to equity securities and real estate to a maximum of 10% and 25%, respectively, with the remaining assets to be allocated to local government bonds. While the asset allocation give appropriate consideration to recent performance and historical returns, the strategy is focused primarily on conservative and sustainable long-term returns. Based on historical returns, the Company expects future return on assets to be approximately 4%.

The table below sets forth a summary of changes in the fair value of the Level III plan assets for the twelve months ended December 31, 2010.

As of	Level III plan assets December 31, 2010
(in thousands)

Balance as of January 1, 2010	$42
Realized and unrealized loss	(3)

Balance as of December 31, 2010	$39

The Company expects to contribute approximately $0.5 million to plan assets in fiscal 2011.

The following benefit payments, which reflect estimated future employee service, as appropriate, are expected to be paid (in thousands):

2011	$473
2012	472
2013	503
2014	502
2015	505
Next five fiscal years	2,565

Total	$5,020

NOTE 16: STATEMENT OF CASH FLOW DATA

Fiscal Years Ended	December 31, 2010	January 1, 2010	January 2, 2009
(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$1,752	$1,812	$2,451
Income taxes paid	$63,937	$26,703	$73,756

NOTE 17: LITIGATION

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

NOTE 18: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. As a result of the extra week, year-over-year results may not be comparable. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, the Company, analysts, shareholders, investors, and others will have to make appropriate adjustments to any analysis performed when comparing our activities and results. Fiscal 2010 and 2009 were both 52-week years.

Fiscal period ended	April 2, 2010	July 2, 2010	October 1, 2010	December 31, 2010
(in thousands, except per share data)

Revenue	$319,015	$333,363	$318,210	$323,349
Gross margin	158,997	163,426	159,748	163,330
Net income attributable to Trimble Navigation Ltd.	27,898	6,353	32,845	36,564

Basic net income per share	0.23	0.05	0.27	0.30
Diluted net income per share	0.23	0.05	0.27	0.29

Fiscal period ended	April 3, 2009	July 3, 2009	October 2, 2009	January 1, 2010
(in thousands, except per share data)

Revenue	$288,954	$290,063	$269,713	$277,529
Gross margin	143,958	142,800	132,458	130,652
Net income attributable to Trimble Navigation Ltd.	17,465	20,857	15,577	9,547

Basic net income per share	0.15	0.17	0.13	0.08
Diluted net income per share	0.14	0.17	0.13	0.08

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of December 31, 2010 and January 1, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15 (a) Schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at December 31, 2010 and January 1, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 2, 2010, the Company prospectively adopted the new accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements, effective January 2, 2010 and changed its method of accounting for noncontrolling interests and accounting for business combinations, effective January 3, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trimble Navigation Limited’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited Trimble Navigation Limited’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trimble Navigation Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trimble Navigation Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trimble Navigation Limited as of December 31, 2010 and January 1, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 28, 2011

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

The Company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Exhibits

Exhibit Number

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (4)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (5)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)

3.4	Certificate of Determination of the Company filed February 19, 1999. (7)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (13)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (15)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (20)

3.8	Bylaws of the Company (amended and restated through July 20, 2006). (14)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (17)

10.2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)

10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)

10.4+	1993 Stock Option Plan, as amended October 24, 2003. (10)

10.5+	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan, including forms of subscription agreements. (31)

10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (8)

10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 26, 2010. (31)

10.8+	Trimble Navigation Limited Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (11)

10.9+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan, including forms of option and restricted stock unit agreements. (31)

10.10	Amended and Restated Credit Agreement dated February 16, 2007 (amending and restating the Credit Agreement dated as of July 28, 2005) among Trimble Navigation Limited, the Subsidiary Borrowers, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), Citibank N.A. and BMO Capital Markets (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner). (12)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (16)

10.12+	Board of Directors Compensation Policy effective April 27, 2010. (23)

10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (27)

10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (28)

10.15+	Amendment to letter of employment between the Company and Rajat Bahri dated December 31, 2008. (29)

10.16	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (19)

10.17+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (21)

10.18	Amendment No. 1 to the Amended and Restated Credit Agreement. (26)

10.19+	Trimble Navigation Limited Annual Management Incentive Plan Description. (18)

10.20+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (30)

10.21 **	Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated March 12, 2004, as amended January 19, 2005, October 25, 2005 and June 20, 2007. (24)

10.22 **	Consigned Excess Inventory Addendum to the Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated July 6, 2009. (25)

10.23	First Amendment to Lease between Carr NP Properties, LLC and the Company. (31)

10.24	Letter of assignment between the Company and Christopher Gibson dated June 11, 2008. (31)

10.25	Amendment to the letter of assignment between the Company and Christopher Gibson dated December 20, 2009. (31)

21.1	Subsidiaries of the Company. (31)

23.1	Consent of Independent Registered Public Accounting Firm. (31)

24.1	Power of Attorney included on signature page herein.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)

101.INS	XBRL Instance Document. (32)

101.SCH	XBRL Taxonomy Extension Schema Document. (32)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (32)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (32)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (32)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (32)

(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference exhibit number 10.46 to the Company’s Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.
(10)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(11)	Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(12)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(13)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(14)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(15)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(16)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(17)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(18)	Incorporated by reference to exhibit number 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(19)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(20)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(21)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(22)	Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(23)	Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2010.
(24)	Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(25)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.
(26)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(27)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(28)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(29)	Incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(30)	Incorporated by reference to exhibit number 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(31)	Filed herewith.
(32)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10K.
**	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

EXHIBIT LIST

Exhibit Number

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (4)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (5)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)

3.4	Certificate of Determination of the Company filed February 19, 1999. (7)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (13)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (15)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (20)

3.8	Bylaws of the Company (amended and restated through July 20, 2006). (14)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (17)

10. 2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)

10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)

10.4+	1993 Stock Option Plan, as amended October 24, 2003. (10)

10.5+	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan, including forms of subscription agreements. (31)

10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (8)

10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 26, 2010. (31)

10.8+	Trimble Navigation Limited Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (11)

10.9+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan, including forms of option and restricted stock unit agreements. (31)

10.10	Amended and Restated Credit Agreement dated February 16, 2007 (amending and restating the Credit Agreement dated as of July 28, 2005) among Trimble Navigation Limited, the Subsidiary Borrowers, The Bank of Nova Scotia (Administrative Agent, Issuing Bank and Swing Line Bank), Citibank N.A. and BMO Capital Markets (Co-Syndication Agents), Bank of America, N.A. and Wells Fargo Bank N.A. (Co-Documentation Agents), The Bank of Nova Scotia and BNY Capital Markets, Inc. (Joint Lead Arrangers), and The Bank of Nova Scotia (Sole Book Runner). (12)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (16)

10.12+	Board of Directors Compensation Policy effective April 27, 2010. (23)

10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (27)

10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (28)

10.15+	Amendment to letter of employment between the Company and Rajat Bahri dated December 31, 2008. (29)

10.16	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (19)

10.17+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (21)

10.18	Amendment No. 1 to the Amended and Restated Credit Agreement. (26)

10.19+	Trimble Navigation Limited Annual Management Incentive Plan Description. (18)

10.20+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (30)

10.21 **	Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated March 12, 2004, as amended January 19, 2005, October 25, 2005 and June 20, 2007. (24)

10.22 **	Consigned Excess Inventory Addendum to the Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated July 6, 2009. (25)

10.23	First Amendment to Lease between Carr NP Properties, LLC and the Company. (31)

10.24	Letter of assignment between the Company and Christopher Gibson dated June 11, 2008. (31)

10.25	Amendment to the letter of assignment between the Company and Christopher Gibson dated December 20, 2009. (31)

21.1	Subsidiaries of the Company. (31)

23.1	Consent of Independent Registered Public Accounting Firm. (31)

24.1	Power of Attorney included on signature page herein.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (31)

101.INS	XBRL Instance Document. (32)

101.SCH	XBRL Taxonomy Extension Schema Document. (32)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (32)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (32)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (32)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (32)

(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference exhibit number 10.46 to the Company’s Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.
(10)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(11)	Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(12)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(13)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(14)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(15)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(16)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(17)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(18)	Incorporated by reference to exhibit number 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(19)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(20)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(21)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(22)	Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(23)	Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2010.
(24)	Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(25)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.
(26)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(27)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(28)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(29)	Incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(30)	Incorporated by reference to exhibit number 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(31)	Filed herewith.
(32)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10K.

**	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED

By:	/s/ Steven W. Berglund
Steven W. Berglund,
President and Chief Executive Officer

February 28, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ Steven W. Berglund	President, Chief Executive Officer, Director	February 28, 2011
Steven W. Berglund

/s/ Rajat Bahri	Chief Financial Officer and Assistant	February 25, 2011
Rajat Bahri	Secretary (Principal Financial Officer)

/s/ Julie Shepard	Vice President of Finance and	February 25, 2011
Julie Shepard	Principal Accounting Officer

Director
John B. Goodrich

/s/ William Hart	Director	February 24, 2011
William Hart

/s/ Merit E. Janow	Director	February 24, 2011
Merit E. Janow

/s/ Ulf J. Johansson	Director	February 28, 2011
Ulf J. Johansson

/s/ Bradford W. Parkinson	Director	February 26, 2011
Bradford W. Parkinson

/s/ Mark S. Peek	Director	February 25, 2011
Mark S. Peek

/s/ Nickolas W. Vande Steeg	Director	February 25, 2011
Nickolas W. Vande Steeg

SCHEDULE II

TRIMBLE NAVIGATION LIMITED

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	December 31, 2010	January 1, 2010	January 2, 2009
Allowance for doubtful accounts:
Balance at beginning of period	$3,875	$5,999	$5,221
Acquired allowance	1,380	114	131
Bad debt expense	2,292	4,070	2,667
Write-offs, net of recoveries	(4,105)	(6,308)	(2,020)

Balance at end of period	$3,442	$3,875	$5,999

Inventory allowance:
Balance at beginning of period	$28,113	$29,757	$29,626
Acquired allowance	1,729	464	1,720
Additions to allowance	4,752	3,302	4,892
Write-offs, net of recoveries	(2,829)	(5,410)	(6,481)

Balance at end of period	$31,765	$28,113	$29,757

Sales return reserve:
Balance at beginning of period	$1,743	$1,819	$1,684
Acquired allowance	50	—	—
Additions (Reductions) to allowance	(98)	(61)	162
Write-offs, net of recoveries	(63)	(15)	(27)

Balance at end of period	$1,632	$1,743	$1,819