Form 10-Q
period 2011-04-01
TRIMBLE NAVIGATION LTD /CA/
filed 2011-05-10
CIK 864749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-14845

TRIMBLE NAVIGATION LIMITED

(Exact name of registrant as specified in its charter)

California	94-2802192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of May 6, 2011, there were 122,627,594 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED

FORM 10-Q for the Quarter Ended April 1, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 1, 2011	December 31, 2010
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$244,342	$220,788
Accounts receivable, net	265,693	222,820
Other receivables	25,983	21,069
Inventories, net	203,014	192,852
Deferred income taxes	36,620	36,924
Other current assets	20,279	19,917

Total current assets	795,931	714,370
Property and equipment, net	51,634	50,692
Goodwill	863,459	828,737
Other purchased intangible assets, net	215,394	204,948
Other non-current assets	73,286	68,145

Total assets	$1,999,704	$1,866,892

LIABILITIES
Current liabilities:
Current portion of long-term debt	$153,029	$1,993
Accounts payable	89,357	72,349
Accrued compensation and benefits	51,987	60,976
Deferred revenue	81,501	73,888
Accrued warranty expense	12,829	12,868
Other current liabilities	32,977	29,741

Total current liabilities	421,680	251,815
Non-current portion of long-term debt	271	151,160
Non-current deferred revenue	7,736	10,777
Deferred income taxes	31,447	24,598
Other non-current liabilities	49,569	42,843

Total liabilities	510,703	481,193

Commitments and contingencies

EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 180,000 shares authorized; 122,561 and 120,939 shares issued and outstanding at April 1, 2011 and December 31, 2010, respectively	826,495	781,779
Retained earnings	575,968	536,350
Accumulated other comprehensive income	67,826	48,027

Total Trimble Navigation Ltd. shareholders’ equity	1,470,289	1,366,156
Noncontrolling interests	18,712	19,543

Total equity	1,489,001	1,385,699

Total liabilities and equity	$1,999,704	$1,866,892

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	April 1, 2011	April 2, 2010
(In thousands, except per share data)
Revenue (1)	$384,293	$319,015
Cost of sales (1)	192,763	160,018

Gross margin	191,530	158,997

Operating expenses
Research and development	43,232	35,890
Sales and marketing	61,207	49,768
General and administrative	33,472	28,547
Restructuring charges	767	631
Amortization of purchased intangible assets	9,177	8,046

Total operating expenses	147,855	122,882

Operating income	43,675	36,115
Non-operating income, net
Interest income	285	399
Interest expense	(496)	(398)
Foreign currency transaction gain, net	306	746
Income from equity method investments, net	2,763	2,474
Other income (expense), net	(252)	314

Total non-operating income, net	2,606	3,535

Income before taxes	46,281	39,650
Income tax provision	7,409	11,498

Net income	38,872	28,152
Less: Net income (loss) attributable to noncontrolling interests	(831)	254

Net income attributable to Trimble Navigation Ltd.	$39,703	$27,898

Basic earnings per share	$0.33	$0.23

Shares used in calculating basic earnings per share	121,819	120,760

Diluted earnings per share	$0.32	$0.23

Shares used in calculating diluted earnings per share	125,856	123,829

(1)	Sales to Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble) were $5.8 million and $5.5 million for the three months ended April 1, 2011 and April 2, 2010, respectively, with associated cost of sales to those related parties of $3.9 million and $3.7 million, respectively. In addition, cost of sales associated with related party net inventory purchases was $7.9 million and $6.1 million for the three months ended April 1, 2011 and April 2, 2010, respectively. See Note 4 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 1, 2011	April 2, 2010
(Dollars in thousands)
Cash flow from operating activities:
Net income	$38,872	$28,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,603	4,451
Amortization expense	16,065	13,817
Provision for doubtful accounts	359	1,038
Deferred income taxes	(1,393)	103
Stock-based compensation	6,798	5,641
Income from equity method investments, net	(2,763)	(2,474)
Excess tax benefit for stock-based compensation	(8,357)	(482)
Provision for excess and obsolete inventories	2,489	1,902
Other non-cash items	577	(1,760)
Add decrease (increase) in assets:
Accounts receivable	(40,624)	(31,546)
Other receivables	5,776	8,060
Inventories	(8,717)	(9,441)
Other current and non-current assets	4,927	(2,103)
Add increase (decrease) in liabilities:
Accounts payable	16,377	27,319
Accrued compensation and benefits	(10,241)	4,741
Accrued liabilities	4,398	2,617
Deferred revenue	(1,219)	5,468

Net cash provided by operating activities	27,927	55,503

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(38,979)	(21,571)
Acquisitions of property and equipment	(4,036)	(5,299)
Acquisitions of intangible assets	(250)	(297)
Purchases of equity method investments	—	(2,750)
Other	44	1

Net cash used in investing activities	(43,221)	(29,916)

Cash flow from financing activities:
Issuances of common stock, net	27,785	8,649
Excess tax benefit for stock-based compensation	8,357	482
Payments on long-term debt and revolving credit lines	(672)	(54)

Net cash provided by financing activities	35,470	9,077

Effect of exchange rate changes on cash and cash equivalents	3,378	(1,439)

Net increase in cash and cash equivalents	23,554	33,225
Cash and cash equivalents, beginning of period	220,788	273,848

Cash and cash equivalents, end of period	$244,342	$307,073

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

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2010 was December 31, 2010. The first quarter of fiscal 2011 and fiscal 2010 ended on April 1, 2011 and April 2, 2010, respectively. Fiscal 2011 and 2010 were both 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.

The accompanying financial data as of April 1, 2011 and for the three months ended April 1, 2011 and April 2, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of December 31, 2010 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2010. The following discussion should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of April 1, 2011, results of operations for the three months ended April 1, 2011 and April 2, 2010 and cash flows for the three months ended April 1, 2011 and April 2, 2010, as applicable, have been made. The results of operations for the three months ended April 1, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions. The Company has evaluated all subsequent events through the date that these financial statements have been filed with the Securities and Exchange Commission.

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting polices during the three months ended April 1, 2011 from those disclosed in the Company’s 2010 Form 10-K.

Recent Accounting Pronouncements

There are no updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 3. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In January 2008, the Company’s Board of Directors authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing the Company to repurchase up to $250 million of Trimble’s common stock under this program. No shares of common stock were repurchased during the three months ended April 1, 2011 and April 2, 2010. Since January 2008, the Company has repurchased approximately 6,819,000 shares of common stock in open market purchases at an average price of $29.29 per share, for a total of $199.7 million. The purchase price was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired. As of April 1, 2011, the 2008 Stock Repurchase Program had remaining authorized funds of $50.3 million. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

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

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Condensed Consolidated Statements of Income for the three months ended April 1, 2011 and April 2, 2010.

	Three Months Ended
	April 1, 2011	April 2, 2010
(Dollars in thousands)
Cost of sales	$468	$501

Research and development	1,096	947
Sales and marketing	1,634	1,383
General and administrative	3,600	2,810

Total operating expenses	6,330	5,140

Total stock-based compensation expense	6,798	5,641
Tax benefit (1)	(2,203)	(776)

Total stock-based compensation expense, net of tax	$4,595	$4,865

(1)	Tax benefit related to U.S. non-qualified options, restricted stock units, and disqualified disposition of incentive stock options, applying a Federal statutory and State (Federal effected) tax rate for the respective periods.

Options

Stock option expense recognized during the period is based on the fair value of the portion of the stock option that is expected to vest during the period and is net of estimated forfeitures. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted during the three months ended April 1, 2011 and April 2, 2010, the following weighted average assumptions were used:

	Three Months Ended
	April 1, 2011	April 2, 2010
Expected dividend yield	—	—
Expected stock price volatility	41.9%	43.5%
Risk free interest rate	1.0%	2.1%
Expected life of option	4.2 years	4.2 years

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

NOTE 4. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar, began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from equity method investments, net in the Non-operating income, net section of the Condensed Consolidated Statements of Income. During the three months ended April 1, 2011, the Company recorded $2.4 million as its proportionate share of CTCT net income. During the comparable period of 2010, the Company recorded $1.7 million as its proportionate share of CTCT net income. During the fiscal quarters ended April 1, 2011 and April 2, 2010, there were no dividends received from CTCT. The carrying amount of the investment in CTCT was $11.3 million at April 1, 2011 and $8.9 million at December 31, 2010, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at direct cost, plus a mark-up for the Company’s overhead costs to CTCT. CTCT then resells products at cost, plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. Generally, the Company sells products through its after-market dealer channel, and Caterpillar sells products for factory and dealer installation. CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company. During the three months ended April 1, 2011, the Company recorded $1.4 million of revenue and $1.4 million of cost of sales for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel. During the comparable three month period of fiscal 2010, the Company recorded $0.9 million of revenue and $0.9 million of cost of sales for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel. In addition, during the three months ended April 1, 2011 and April 2, 2010, the Company recorded $7.9 million and $6.1 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $3.9 million and $2.7 million for the three months ended April 1, 2011 and April 2, 2010, respectively. The reimbursements were offset against operating expense.

At April 1, 2011 and December 31, 2010, the Company had amounts due to and from CTCT. Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties. The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets. At April 1, 2011 and December 31, 2010, the receivables from CTCT were $8.8 million and $4.4 million, respectively, and are included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets. As of the same dates, the payables due to CTCT were $10.7 million and $5.7 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from equity method investments, net in the Non-operating income, net section of the Condensed Consolidated Statements of Income. During the three months ended April 1, 2011 and April 2, 2010, the Company recorded a profit of both $0.8 million as its proportionate share of Nikon-Trimble net income. During the three months ended April 1, 2011 and April 2, 2010, there were no dividends received from Nikon-Trimble. The carrying amount of the investment in Nikon-Trimble was $15.8 million at April 1, 2011 and $15.0 million at December 31, 2010, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products. The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company. During the three months ended April 1, 2011, the Company recorded $4.4 million of revenue and $2.5 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. During the three months ended April 2, 2010, the Company recorded $4.6 million of revenue and $2.8 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $5.9 million and $5.4 million during the three months ended April 1, 2011 and April 2, 2010, respectively.

At April 1, 2011 and December 31, 2010, the Company had amounts due to and from Nikon-Trimble. Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties. The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheets. At April 1, 2011 and December 31, 2010, the amounts due from Nikon-Trimble were $2.5 million and $3.5 million, respectively, and are included within Accounts receivable, net on the Condensed Consolidated Balance Sheets. As of the same dates, the amounts due to Nikon-Trimble were $5.8 million and $7.0 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:

	April 1, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$255,433	$(158,847)	$96,586
Trade names and trademarks	22,932	(16,923)	6,009
Customer relationships	162,970	(73,765)	89,205
Distribution rights and other intellectual properties	50,513	(26,919)	23,594

	$491,848	$(276,454)	$215,394

	January 1, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$247,575	$(148,171)	$99,404
Trade names and trademarks	22,136	(16,449)	5,687
Customer relationships	143,125	(68,104)	75,021
Distribution rights and other intellectual properties	50,207	(25,371)	24,836

	$463,043	$(258,095)	$204,948

The estimated future amortization expense of intangible assets as of April 1, 2011, is as follows:

(Dollars in thousands)
2011 (Remaining)	$47,177
2012	55,477
2013	49,586
2014	27,497
2015	17,754
Thereafter	17,903

Total	$215,394

Goodwill

The changes in the carrying amount of goodwill by operating segment for the three months ended April 1, 2011, are as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of December 31, 2010	$432,364	$26,211	$348,166	$21,996	$828,737
Additions due to acquisitions	22,855	—	—	—	22,855
Purchase price adjustments	(3)	—	—	—	(3)
Foreign currency translation adjustments	10,329	73	973	495	11,870

Balance as of April 1, 2011	$465,545	$26,284	$349,139	$22,491	$863,459

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

As of	April 1, 2011	December 31, 2010
(Dollars in thousands)
Raw materials	$82,223	$79,057
Work-in-process	7,426	5,672
Finished goods	113,365	108,123

Total inventories, net	$203,014	$192,852

Deferred costs of revenue are included within finished goods and were $14.4 million at April 1, 2011 and $14.0 million at December 31, 2010.

Other non-current liabilities consisted of the following:

As of	April 1, 2011	December 31, 2010
(Dollars in thousands)
Deferred compensation	$10,894	$9,736
Unrecognized tax benefits	19,102	17,830
Other non-current liabilities	19,573	15,277

Total other non-current liabilities	$49,569	$42,843

As of April 1, 2011 and December 31, 2010, the Company has $19.1 million and $17.8 million, respectively, of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably affect the effective income tax rate and interest and/or penalties related to income tax matters in future periods.

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

•

Advanced Devices — The various operations that comprise this segment are aggregated on the basis that no single operation accounts for more than 10% of the Company’s total revenue, operating income, and assets. This segment is comprised of the Component Technologies, Military and Advanced Systems, Applanix, Trimble Outdoors, and ThingMagic businesses.

The Company evaluates each of its segment’s performance and allocates resources based on segment operating income before income taxes and some corporate allocations. The Company and each of its segments employ consistent accounting policies.

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

	Reporting Segments				Total
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices
(Dollars in thousands)
Three Months Ended April 1, 2011
Segment revenue	$190,034	$123,053	$44,421	$26,785	$384,293
Operating income	22,779	52,505	(1,334)	3,863	77,813

Three Months Ended April 2, 2010
Segment revenue	$157,618	$95,901	$37,959	$27,537	$319,015
Operating income	18,807	39,313	1,899	5,625	65,644

As of April 1, 2011
Accounts receivable	$142,348	$81,457	$25,374	$16,514	$265,693
Inventories	130,211	37,255	18,004	17,544	203,014
Goodwill	465,545	26,284	349,139	22,491	863,459

As of December 31, 2010
Accounts receivable	$131,808	$52,065	$24,806	$14,141	$222,820
Inventories	123,780	33,964	16,721	18,387	192,852
Goodwill	432,364	26,211	348,166	21,996	828,737

Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and non-recurring acquisition costs. A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended
	April 1, 2011	April 2, 2010
(Dollars in thousands)
Consolidated segment operating income	$77,813	$65,644
Unallocated corporate expense	(17,207)	(15,038)
Amortization of purchased intangible assets	(16,065)	(13,817)
Restructuring charges	(866)	(674)

Consolidated operating income	43,675	36,115
Non-operating income, net	2,606	3,535

Consolidated income before taxes	$46,281	$39,650

NOTE 8. DEBT, COMMITMENTS AND CONTINGENCIES

Debt consisted of the following:

As of	April 1, 2011	December 31, 2010
(Dollars in thousands)
Credit Facilities:
Revolving credit facility	$151,000	$151,000
Promissory notes and other	2,300	2,153

Total debt	153,300	153,153
Less current portion of long-term debt	153,029	1,993

Non-current portion	$271	$151,160

Credit Facilities

On July 28, 2005, the Company entered into a $200 million unsecured revolving credit agreement (the 2005 Credit Facility) with a syndicate of 10 banks with The Bank of Nova Scotia as the administrative agent. On February 16, 2007, the Company amended its existing $200 million unsecured revolving credit agreement with a syndicate of 11 banks with The Bank of Nova Scotia as the administrative agent (the 2007 Credit Facility). Under the 2007 Credit Facility, the Company exercised the option in the existing credit agreement to increase the availability under the revolving credit line by $100 million, for an aggregate availability of up to $300 million, and extended the maturity date of the revolving credit line by 18 months, from July 2010 to February 2012. Up to $25 million of the availability under the revolving credit line was available to be used to issue letters of credit, and up to $20 million may be used to pay off other debts or loans. The maximum leverage ratio under the 2007 Credit Facility was 3.00:1.00. The funds available under the 2007 Credit Facility may be used by the Company for acquisitions, stock repurchases, and general corporate purposes. As of August 20, 2008, the Company amended its 2007 Credit Facility to allow it to redeem, retire or purchase common stock of the Company without limitation so long as no default or unmatured default then existed, and leverage ratio for the two most recently completed periods was less than 2.00:1.00. In addition, the definition of the fixed charge was amended to exclude the impact of redemptions, retirements, or purchases common stock of the Company from the fixed charges coverage ratio.

As of April 1, 2011, the Company had an outstanding balance on the revolving credit line of $151.0 million, which is classified as short-term as the credit line matures in February 2012. The Company replaced the 2007 Credit Facility as described under Note 14 regarding subsequent events.

The Company was able to borrow funds under the 2007 Credit Facility in U.S. Dollars or in certain other currencies, and borrowings bear interest, at the Company’s option, at either: (i) a base rate, based on the administrative agent’s prime rate, plus a margin of between 0% and 0.125%, depending on the Company’s leverage ratio as of its most recently ended fiscal quarter, or (ii) a reserve-adjusted rate based on the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Stockholm Interbank Offered Rate (STIBOR), or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.625% and 1.125%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The Company’s obligations under the 2007 Credit Facility were guaranteed by certain of the Company’s domestic subsidiaries.

The 2007 Credit Facility contained customary affirmative, negative, and financial covenants including, among other requirements, negative covenants that restrict the Company’s ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions, make investments, enter into mergers and consolidations and make capital expenditures, within certain limitations, and financial covenants that require the maintenance of leverage and fixed charge coverage ratios. The 2007 Credit Facility contained events of default that included, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations would accrue at an increased rate and the lenders could accelerate the Company’s obligations under the 2007 Credit Facility, however that acceleration would be automatic in the case of bankruptcy and insolvency events of default. As of April 1, 2011, the Company was in compliance with all financial debt covenants.

Promissory Notes and Other

As of April 1, 2011 and December 31, 2010, the Company had promissory notes and other totaling approximately $2.3 million and $2.2 million. Of these amounts, the Company had outstanding notes payable of $1.9 million which consisted primarily of notes payable to noncontrolling interest holders. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification.

Leases and Other Commitments

The estimated future minimum operating lease commitments as of April 1, 2011, are as follows (dollars in thousands):

2011 (Remaining)	$16,402
2012	15,945
2013	10,993
2014	8,163
2015	5,904
Thereafter	6,702

Total	$64,109

Additionally, as of April 1, 2011, the Company had acquisition-related earn-outs of $4.6 million and holdbacks of $8.1 million recorded in Other current liabilities and Other non-current liabilities. The maximum remaining payments, including the $4.6 million and $8.1 million recorded, will not exceed $23.5 million. The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments. The remaining earn-outs and holdbacks are payable through 2016.

At April 1, 2011, the Company had unconditional purchase obligations of approximately $73.2 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

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

	Fair Values as of April 1, 2011
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$98,301	$—	$—	$98,301
Deferred compensation plan assets (2)	10,735	—	—	10,735
Derivative assets (3)	—	563	—	563

Total	$109,036	$563	$—	$109,599

Liabilities
Deferred compensation plan liabilities (2)	$10,894	$—	$—	$10,894
Derivative liabilities (3)	—	574	—	574
Contingent consideration liabilities (4)	—	—	4,550	4,550

Total	$10,894	$574	$4,550	$16,018

(1)	These investments are highly liquid investments such as money market funds. The fair values are determined using observable quoted prices in active markets. Money market funds are included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.
(2)	The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. As of April 1, 2011 the plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities on the Company’s Consolidated Balance Sheets.
(3)	Derivative assets and liabilities included in Level II primarily represent forward currency exchange contracts. The Company enters into these contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables. The derivatives are not designated as hedging instruments. The fair values are determined using inputs based on observable quoted prices. Derivative assets and liabilities are included in Other current assets and Other current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
(4)	The Company has six contingent consideration arrangements that require it to pay the former owners of certain companies it acquired during fiscal 2009 and fiscal 2010. The undiscounted maximum payment under all six arrangements is $12.0 million, based on future revenues or gross margins over a 3 year period. The Company estimated the fair value of these liabilities using the expected cash flow approach with inputs being probability-weighted revenue or gross margin projections, as the case may be, and discount rates ranging from 0.07% to 0.80%. Of the total contingent consideration liability, $2.6 million and $2.0 million were included in Other current liabilities and Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The table below sets forth a summary of changes in the fair value of the Level III contingent consideration liabilities for the three month ended April 1, 2011.

As of	Level III liabilities April 1, 2011
(Dollars in thousands)
Balance as of December 31, 2010	$3,719
Losses included in earnings	605
Losses recognized in other comprehensive income	226

Balance as of April 1, 2011	$4,550

The losses included in earnings represent the changes in fair value of the contingent consideration arrangements which are recognized in Other income (expense), net in the Condensed Consolidated Statements of Income. The losses recognized in other comprehensive income are a result of foreign currency translation adjustments.

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

As of	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	April 1, 2011		December 31, 2010
(Dollars in thousands)
Assets:
Cash and cash equivalents	$244,342	$244,342	$220,788	$220,788
Forward foreign currency exchange contracts	563	563	407	407
Liabilities:
Credit facility	$151,000	$151,000	$151,000	$148,367
Forward foreign currency exchange contracts	574	574	140	140
Promissory note and other	2,300	2,277	2,153	2,133

The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that Trimble would currently have to pay to extinguish any of this debt.

NOTE 10. PRODUCT WARRANTIES

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on the Company’s behalf. The Company’s expected future costs are primarily estimated based upon historical trends in the volume of product returns within the warranty period and the costs to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to three years.

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

Changes in the Company’s product warranty liability during the three months ended April 1, 2011 are as follows:

(Dollars in thousands)
Balance as of December 31, 2010	$12,868
Accruals for warranties issued	3,751
Changes in estimates	(513)
Warranty settlements (in cash or in kind)	(3,277)

Balance as of April 1, 2011	$12,829

NOTE 11. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended
	April 1, 2011	April 2, 2010
(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$39,703	$27,898

Denominator:
Weighted average number of common shares used in basic earnings per share	121,819	120,760
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	4,037	3,069

Weighted average number of common shares and dilutive	125,856	123,829

potential common shares used in diluted earnings per share Basic earnings per share	$0.33	$0.23

Diluted earnings per share	$0.32	$0.23

For the first quarter of fiscal 2011 and the first quarter of fiscal 2010 the Company excluded 0.9 million shares and 3.3 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

NOTE 12. INCOME TAXES

The Company’s effective income tax rate for the three months ended April 1, 2011 was 16.0%, as compared to 29.0% for the three months ended April 2, 2010 primarily due to the cessation of the payment arrangement for the 2006 non-exclusive license of specified Trimble intellectual property rights to a foreign-based Trimble subsidiary as a result of the IRS settlement in May 2010 and reinstatement of the federal R&D credit in December 2010. Additionally, the 2011 and 2010 first quarter effective income tax rates were lower than the statutory federal income tax rate of 35% primarily due to geographical mix of the Company’s pre-tax income.

The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax. The Company has concluded all U.S. federal income tax matters for the years through 2007 and state income tax matters for years through 1992. Generally, non-U.S. income tax matters have been concluded for years through 2000. The Company is currently in various stages of multiple year examinations by federal, state, and foreign taxing authorities. It is reasonably possible that the total amount of unrecognized tax benefits will change in the next twelve months. The amount of change cannot be reasonably estimated at this time. However, the Company does not believe that the unrecognized tax benefits will materially change in the next twelve months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world.

The amount for unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in any future period are $29.7 million and $28.1 million at April 1, 2011 and December 31, 2010, respectively. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s unrecognized tax benefit liabilities include interest and penalties at April 1, 2011 and December 31, 2010, of $3.0 million and $2.6 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 13. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended
	April 1, 2011	April 2, 2010
(Dollars in thousands)
Net income	$38,872	$28,152
Foreign currency translation adjustments	19,881	(7,499)
Net unrealized gain on investments/actuarial gain (loss)	(82)	(5)

Comprehensive income	58,671	20,648
Less: Comprehensive income attributable to the noncontrolling interests	(831)	254

Comprehensive income attributable to Trimble Navigation Ltd.	$59,502	$20,394

NOTE 14. SUBSEQUENT EVENTS

On May 9, 2011, the Company announced a public tender offer (“Tender Offer”) for all issued and outstanding shares in Finland-based Tekla Corporation (“Tekla”) for EUR 15.00 per share in cash representing an aggregate equity purchase price of approximately EUR 337 million (or approximately $489 million). Tekla’s shares are publicly listed on the NASDAQ OMX Helsinki stock exchange. In connection with the announcement of the Tender Offer, the Company entered into a combination agreement with Tekla to make a public tender offer to purchase all the issued and outstanding shares in Tekla that are not owned by Tekla itself. Pursuant to the agreement, the offer period for the Tender Offer is expected to commence on May 19, 2011 and expire on June 17, 2011. Gerako Oy, holding approximately 38 percent of the shares and 38 percent of the votes in Tekla, has given an irrevocable and unconditional undertaking to accept the Tender Offer.

On May 6, 2011, in connection with the announcement of the Tender Offer, the Company and several of its subsidiaries entered into a new credit agreement with a group of lenders for which JPMorgan Chase Bank, N.A. is acting as administrative agent, which we call our 2011 Credit Facility. This credit agreement provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the 2011 Credit Facility, the revolving loan facility and the term loan facility may be increased by up to $300.0 million in the aggregate. The funds available under the 2011 Credit Facility may be used by the Company for general corporate purposes and for financing certain acquisitions, including the financing of the Tender Offer and the payment of transaction fees and expenses related thereto.

As of May 9, 2011, $151 million was outstanding under the 2011 Credit Facility. The Company expects to make additional borrowings under the 2011 Credit Facility of approximately $400 million in connection with the Tender Offer.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in “Risk Factors” below and elsewhere in this report as well as in the Company’s Annual Report on Form 10-K for fiscal year 2010 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s significant accounting polices during the three months ended April 1, 2011 from those disclosed in the Company’s 2010 Form 10-K.

Recent Accounting Pronouncements

There are no updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Reinforcing our position in existing markets

* We believe these markets provide us with additional, substantial potential for substituting our technology for traditional methods. We are continuing to develop new products and to strengthen our distribution channels in order to expand our market. In our Engineering and Construction segment, we introduced our next generation TSC3 Handheld Controller which provides surveyors with a range of new features and functions from multiple devices into a single handheld: a digital camera, integrated communications as well as a GPS navigator, compass and accelerometer. These features facilitate more efficient communication between field and office. For contractors, this product allows construction professionals to stay connected and to be equipped with accurate positioning, digital design information and the ability to locate, measure and record information anywhere on the construction site with just one device. Furthermore, we released the next generation of Trimble Ranger 3 rugged handheld computer which meets or exceeds rigorous military standards for temperature extremes, drops, vibration, humidity and altitude.

In our Field Solutions segment, we released the new Trimble’s DCM-300 Modem which facilitates asset tracking and data transfer for Agriculture. The DCM-300 allows farmers to save time without the need to hand-deliver electronic data cards or jump drives from the farm office. We also introduced new capabilities for our Field-IQ Crop Input Control System that allows farmers to optimize planter operation by delivering more accurate seed placement thereby giving the operators more confidence in their planting applications.

In our Advanced Devices segment, we announced the availability of ThingMagic Mercury6e RFID Reader Module, which is the world’s smallest 1 Watt, four port UHF reader module on the market today. This product’s extensive feature set, small size and performance provide developers with more latitude when creating high-performance RFID-enabled solutions. All of these products strengthened our competitive position and created new value for the user.

Extending our position in new and existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to new and existing users. In our Engineering and Construction segment, through our acquisition of Sinning Vermessungsbedarf GmbH of Bavaria, Germany, we introduced the Trimble GEDO CE Trolley System, which is a system and software that allows railway track recording and documentation to be completed easily and economically. Furthermore, our acquisition of the assets of OmniSTAR allows us to provide space-based Global Navigation Satellite System, or GNSS, correction services that can improve the accuracy of a GNSS receiver for precise positioning applications. This acquisition is expected to significantly expand Trimble’s worldwide ability to provide land-based correction services for agriculture, construction, mapping and Geographic Information System (GIS) and survey applications.

In our Field Solutions segment, through our acquisition of the Corridor Analyst from Photo Science of Lexington, we introduced the Trimble Corridor Analyst routing software for power transmission lines. This software helps select the most appropriate corridors for high voltage power transmission lines.

Bringing existing technology to new markets

* We continue to position ourselves in newer markets that will serve as important sources of future growth. In our Engineering and Construction segment, our acquisition of Mesta’s software suite allows us to expand our Construction applications to the Nordic Markets. This software suite includes office, field data collection and on-machine solutions specifically designed for the Nordic construction market. In our Mobile Solutions segment, we announced our collaboration efforts with Zurich, one of the largest fleet insurers in North America and globally, with its new, integrated fleet risk management program called Zurich Fleet Intelligence (ZFI). Trimble will offer telematics devices to Zurich’s insurance customers seeking ways to minimize their fleet’s operating costs and reduce crashes to improve productivity and driver safety. Our efforts continue to be focused in emerging markets in Africa, China, India, the Middle-East and Russia.

RECENT BUSINESS DEVELOPMENTS

The following companies and joint ventures were acquired or formed during twelve months ended April 2, 2010 and are combined in our results of operations since the date of acquisition or formation:

OmniSTAR

On March 24, 2011, we acquired certain assets related to the OmniSTAR™ GNSS signal corrections business from Fugro N.V. OmniSTAR provides space-based GNSS correction services that can improve the accuracy of a GNSS receiver for precise positioning applications. The correction services business performance is reported under our Engineering and Construction business segment.

GEDO CE Trolley System

On February 11, 2011, we acquired the GEDO CE Trolley System and software from Sinning Vermessungsbedarf GmbH of Bavaria, Germany. The new trolley system and software provide as-built survey and documentation for railway track maintenance and modernization. The GEDO CE Trolley System’s performance is reported under our Engineering and Construction business segment.

Mesta

On February 9, 2011, we acquired a suite of software solutions from Mesta Entreprener AS, a subsidiary of Mesta Konsern AS. Mesta Konsern AS is one of Norway’s largest contracting groups for road and highway construction as well as related operations and maintenance. Mesta’s performance is reported under our Engineering and Construction business segment.

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

Zhongtie Trimble Digital Engineering and Construction Limited Company

On June 28, 2010, we and the China Railway Eryuan Engineering Group Co. Ltd. (CREEC) formed a joint venture, Zhongtie Trimble Digital Engineering and Construction Limited Company (ZTD). The joint venture is 50 percent owned by us and 50 percent by CREEC and will leverage Trimble’s commercial positioning, communications and software technologies, as well as CREEC’s expertise in rail design and construction, to develop and provide digital railway solutions that address the design, construction and maintenance for the Chinese railway industry.

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

	Three Months Ended
	April 1, 2011	April 2, 2010
(Dollars in thousands)
Total consolidated revenue	$384,293	$319,015
Gross margin	$191,530	$158,997
Gross margin %	49.8%	49.8%
Total consolidated operating income	$43,675	$36,115
Operating income %	11.4%	11.3%

Revenue

In the three months ended April 1, 2011, total revenue increased by $65.3 million or 20%, as compared to the same corresponding period in fiscal 2010. Of the increase, Engineering and Construction revenue increased $32.4 million, Field Solutions increased $27.2 million, Mobile Solutions increased $6.5 million, slightly offset by a decrease in Advanced Devices of $0.8 million. The revenue increase was primarily due to the economic recovery in the U.S. and rest of the world markets in both Engineering and Construction and Field Solutions.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, and foreign currency translations.

Gross margin increased by $32.5 million for the three months ended April 1, 2011, as compared to the corresponding period in the prior year, primarily due to increased sales in Engineering and Construction and Field Solutions. Gross margin as a percentage of total revenue for the three months ended April 1, 2011 was 49.8%, consistent with the prior year.

Operating Income

Operating income increased by $7.6 million for the three months ended April 1, 2011, as compared to the corresponding period in the prior year. Operating income as a percentage of total revenue was 11.4% for the three months ended April 1, 2011, as compared to 11.3% for the three months ended April 2, 2010. The increase in operating income was primarily driven by higher revenue, partially offset by increased operating expense. The slight increase in operating income percentage for the three month period was primarily due to increased operating leverage in Field Solutions.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangibles, amortization of inventory step-up charges, non-recurring acquisition costs, and restructuring charges.

The following table is a summary of revenue and operating income by segment:

	Three Months Ended
	April 1, 2011	April 2, 2010
(Dollars in thousands)
Engineering and Construction
Revenue	$190,034	$157,618
Segment revenue as a percent of total revenue	49%	49%
Operating income	$22,779	$18,807
Operating income as a percent of segment revenue	12%	12%
Field Solutions
Revenue	$123,053	$95,901
Segment revenue as a percent of total revenue	32%	30%
Operating income	$52,505	$39,313
Operating income as a percent of segment revenue	43%	41%
Mobile Solutions
Revenue	$44,421	$37,959
Segment revenue as a percent of total revenue	12%	12%
Operating income	($1,334)	$1,899
Operating income as a percent of segment revenue	-3%	5%
Advanced Devices
Revenue	$26,785	$27,537
Segment revenue as a percent of total revenue	7%	9%
Operating income	$3,863	$5,625
Operating income as a percent of segment revenue	14%	20%

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges, and non-recurring acquisition costs. A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended
	April 1, 2011	April 2, 2010
(Dollars in thousands)
Consolidated segment operating income	$77,813	$65,644
Unallocated corporate expense	(17,207)	(15,038)
Amortization of purchased intangible assets	(16,065)	(13,817)
Restructuring charges	(866)	(674)

Consolidated operating income	43,675	36,115
Non-operating income, net	2,606	3,535

Consolidated income before taxes	$46,281	$39,650

Engineering and Construction

Engineering and Construction revenue increased by $32.4 million or 21% for the three months ended April 1, 2011, as compared to the same corresponding period in fiscal 2010. Segment operating income increased $4.0 million or 21% for the three months ended April 1, 2011, as compared to the same corresponding period in fiscal 2010.

The revenue increase for the three months ended April 1, 2011 was primarily driven by improving economies as well as the strength of the newly formed SITECH construction channel. Segment operating income increased primarily due to higher revenue.

Field Solutions

Field Solutions revenue increased by $27.2 million or 28% for the three months ended April 1, 2011, as compared to the same corresponding period in fiscal 2010. Segment operating income increased by $13.2 million or 34% for the three months ended April 1, 2011, as compared to the same corresponding period in fiscal 2010.

The revenue increase for the three month periods ended April 1, 2011 was due to higher sales across the world for our agricultural products due to increased farmer demand. Operating income increased primarily due to higher revenue and strong operating expense control in our agricultural business.

Mobile Solutions

Mobile Solutions revenue increased by $6.5 million or 17% for the three months ended April 1, 2011, as compared to the same corresponding period in fiscal 2010. Segment operating income decreased $3.2 million or 170% for the three months ended April 1, 2011, as compared to the same corresponding period in fiscal 2010.

The revenue increase for the three month periods ended April 1, 2011 was primarily due to revenue from acquisitions completed in the prior year, as well as the recognition of approximately $4.4 million of revenue previously deferred as a result of a material modification to the terms of an existing customer arrangement, partially offset by a loss of a large customer in the second quarter of 2010. The decrease in operating income was primarily due to a decrease in gross margin due to product mix.

Advanced Devices

Advanced Devices revenue decreased by $0.8 million or 3% for the three months ended April 1, 2011, as compared to the same corresponding period in fiscal 2010. Segment operating income decreased by $1.8 million or 31% for the three months ended April 1, 2011, as compared to the same corresponding period in fiscal 2010.

The slight decrease in revenue was primarily due to a decrease in the sale of timing devices, partially offset by acquisition revenue not applicable in the prior year. The decrease in operating income was primarily due to product mix.

Research and Development, Sales and Marketing, and General and Administrative Expense

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	Three Months Ended
	April 1, 2011	April 2, 2010
(Dollars in thousands)
Research and development	43,232	35,890
Percentage of revenue	11%	11%
Sales and marketing	61,207	49,768
Percentage of revenue	16%	16%
General and administrative	33,472	28,547
Percentage of revenue	9%	9%

Total	137,911	114,205

Percentage of revenue	36%	36%

Overall, R&D, S&M, and G&A expense increased by approximately $23.7 million for the three months ended April 1, 2011, as compared to the corresponding period in fiscal 2010.

Research and development expense increased by $7.3 million in the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, primarily due to increased compensation related expense and the inclusion of expense from acquisitions not applicable in the prior year. All of our R&D costs have been expensed as incurred. Costs of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. Spending overall was at approximately 11% of revenue in both the first quarter of fiscal 2011 and corresponding period of fiscal 2010.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $11.4 million in the first quarter of fiscal 2011, as compared to the corresponding period of fiscal 2010. The increase was primarily due to increased compensation related expense, trade show cost and the inclusion of expense from acquisitions not applicable in the prior year. Spending overall was at approximately 16% of revenue in both the first quarter of fiscal 2011 and corresponding period of fiscal 2010.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $4.9 million in the first quarter of fiscal 2011, as compared to the corresponding period in fiscal 2010, primarily due to the inclusion of expense from acquisitions not applicable in the prior year, partially offset by lower bad debt expense. Spending overall was at approximately 9% of revenue in both the first quarter of fiscal 2011 and corresponding period of fiscal 2010.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $16.1 million in the first quarter of fiscal 2011, as compared to $13.8 million in the first quarter of fiscal 2010. Of the total $16.1 million in the first quarter of fiscal 2011, $9.2 million is presented as a separate line within Operating expense and $6.9 million is included within Cost of sales on our Condensed Consolidated Statements of Income. The increase was due primarily to acquisitions not included in the corresponding period of fiscal 2010. As of April 1, 2011, future amortization of intangible assets is expected to be $47.2 million during the remaining three quarters of fiscal 2011, $55.5 million during 2012, $49.6 million during 2013, $27.5 million during 2014, $17.7 million during 2015, and $17.9 million thereafter.

Non-operating Income, Net

The components of non-operating income, net, were as follows:

	Three Months Ended
	April 1, 2011	April 2, 2010
(Dollars in thousands)
Interest income	$285	$399
Interest expense	(496)	(398)
Foreign currency transaction gains	306	746
Income from equity method investments, net	2,763	2,474
Other income (expense), net	(252)	314

Total non-operating income, net	$2,606	$3,535

The non-operating income, net decreased $0.9 million for the first quarter of fiscal 2011, as compared to the corresponding period in fiscal 2010. The decrease was primarily due to a decrease in foreign exchange gains and other, offset by higher profitability from joint ventures.

Income Tax Provision

Our effective income tax rate for the three months ended April 1, 2011 was 16.0%, as compared to 29.0% for the three months ended April 2, 2010 primarily due to the cessation of the payment arrangement for the 2006 non-exclusive license of specified Trimble intellectual property rights to a foreign-based Trimble subsidiary as a result of the IRS settlement in May 2010 and reinstatement of the federal R&D credit in December 2010. Additionally, the 2011 and 2010 first quarter effective income tax rates were lower than the statutory federal income tax rate of 35% primarily due to geographical mix of our pre-tax income.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of April 1, 2011 and December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of	April 1, 2011	December 31, 2010
(Dollars in thousands)
Cash and cash equivalents	$244,342	$220,788
Total debt	153,300	153,153

Three Months Ended	April 1, 2011	April 2, 2010
(Dollars in thousands)
Cash provided by operating activities	$27,927	$55,503
Cash used in investing activities	(43,221)	(29,916)
Cash provided by financing activities	35,470	9,077
Effect of exchange rate changes on cash and cash equivalents	3,378	(1,439)

Net increase in cash and cash equivalents	$23,554	$33,225

Cash and Cash Equivalents

As of April 1, 2011, cash and cash equivalents totaled $244.3 million as compared to $220.8 million at December 31, 2010. Debt was $153.3 million as of April 1, 2011, as compared to $153.2 million at December 31, 2010.

* Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital.

*We believe that our cash and cash equivalents, together with borrowings under our 2011 Credit Facility as described below under the heading “Debt”, will be sufficient to meet our anticipated operating cash needs and stock purchases under the stock repurchase program for at least the next twelve months.

* We anticipate that planned capital expenditures primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Operating Activities

Cash provided by operating activities was $27.9 million for the first quarter of fiscal 2011, as compared to $55.5 million for the first quarter of fiscal 2010. This decrease of $27.6 million was primarily driven by an increase in accounts receivable due to higher revenue, a decrease in accounts payable which is largely due to timing and a decrease in accrued compensation and benefits, partially offset by an increase in income tax payable.

Investing Activities

Cash used in investing activities was $43.2 million for the first quarter of fiscal 2011, as compared to $29.9 million for the first quarter of fiscal 2010. The increase was due to higher cash requirements for business and intangible asset acquisitions.

Financing Activities

Cash provided by financing activities was $35.5 million for the first quarter of fiscal 2011, as compared to cash used of $9.1 million for the first quarter of fiscal 2010. The increase was primarily due to an increase in proceeds received from issuance of common stock related to stock option exercises in the first quarter of fiscal 2011.

Accounts Receivable and Inventory Metrics

As of	April 1, 2011	December 31, 2010
Accounts receivable days sales outstanding	63	63
Inventory turns per year	3.7	3.8

Accounts receivable days sales outstanding were both 63 days as of April 1, 2011 and December 31, 2010. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 3.7 as of April 1, 2011, as compared to 3.8 as of December 31, 2010. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.

Debt

As of April 1, 2011, our total debt was comprised primarily of our revolving credit line in the amount of $151.0 million, which is classified as short-term as the credit line was due to mature in February 2012. As of April 1, 2011 and December 31, 2010, we had promissory notes and other totaling approximately $2.3 million and $2.2 million. Of these amounts, we had outstanding notes payable of $1.9 million which consisted primarily of notes payable to noncontrolling interest holders. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification.

On May 6, 2011, we entered into a new credit agreement with a group of lenders for which JPMorgan Chase Bank, N.A. is acting as administrative agent, which we call our 2011 Credit Facility. This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the 2011 Credit Facility, the revolving loan facility and the term loan facility may be increased by up to $300.0 million in the aggregate. The term loan facility may be drawn on or before the 180th day following the date of the 2011 Credit Facility.

The funds available under the 2011 Credit Facility may be used for general corporate purposes and for financing certain acquisitions, and the payment of transaction fees and expenses related to such acquisitions. On May 6, 2011, we made an initial borrowing of $151.0 million under the term loan facility of the 2011 Credit Facility to repay all of the amounts outstanding under the then existing Amended and Restated Credit Agreement dated February 16, 2007. We expect to make additional borrowings under the 2011 Credit Facility of approximately $400 million in connection with the tender offer for all issued and outstanding shares in Finland-based Tekla Corporation.

We may borrow, repay and reborrow funds under the revolving loan facility until its maturity on May 6, 2016, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made at April 1, 2016. On an annualized basis, the amortization of the term loan is as follows: 5%, 5%, 10%, 10%, and 70% for years one through five respectively. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.

We may borrow funds under the 2011 Credit Facility in U.S. Dollars, Euros or in certain other agreed currencies, and borrowings will bear interest, at our option, at either: (i) a floating per annum base rate based on the administrative agent’s prime rate or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.25% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter, or (ii) a reserve-adjusted fixed per annum rate based on LIBOR, EURIBOR, STIBOR or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 1.25% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Interest will be paid on the last day of each fiscal quarter with respect to borrowings bearing interest based on a floating rate, or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at a fixed rate. Our obligations under the 2011 Credit Facility are guaranteed by several of our domestic subsidiaries.

The 2011 Credit Facility contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2011 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2011 Credit Facility contains financial covenants that require the maintenance of maximum leverage and minimum fixed charge coverage ratios. The 2011 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2011 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures included in the previous table are non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP non-operating income, net, non-GAAP net income, non-GAAP diluted net income per share and operating leverage, and non-GAAP segment operating income before corporate allocations. These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our “core operating performance” as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangibles, stock based compensation, amortization of acquisition-related inventory step-up, and non-recurring acquisition costs. We do not believe that these items are indicative of our core operating performance. For a detailed explanations of the adjustments made to comparable GAAP measures, see items (A) – (H) below.

		Three Months Ended
(Dollars In thousands, except per share data)		April-1, 2011		Apr-2, 2010
		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
GROSS MARGIN:
GAAP gross margin:		$191,530	49.8%	$158,997	49.8%
Restructuring	(A)	99	0.0%	43	0.0%
Amortization of purchased intangibles	(B)	6,888	1.9%	5,769	1.8%
Stock-based compensation	(C)	468	0.1%	501	0.2%
Amortization of acquisition-related inventory step-up	(D)	508	0.1%	71	0.0%

Non-GAAP gross margin:		$199,493	51.9%	$165,381	51.8%

OPERATING EXPENSES:
GAAP operating expenses:		$147,855	38.5%	$122,882	38.5%
Restructuring	(A)	(767)	-0.2%	(631)	-0.2%
Amortization of purchased intangibles	(B)	(9,177)	-2.4%	(8,046)	-2.5%
Stock-based compensation	(C)	(6,330)	-1.6%	(5,140)	-1.6%
Non-recurring acquisition costs	(E)	(2,190)	-0.6%	(738)	-0.2%

Non-GAAP operating expenses:		$129,391	33.7%	$108,327	34.0%

OPERATING INCOME:
GAAP operating income:		$43,675	11.4%	$36,115	11.3%
Restructuring	(A)	866	0.2%	674	0.2%
Amortization of purchased intangibles	(B)	16,065	4.2%	13,815	4.4%
Stock-based compensation	(C)	6,798	1.8%	5,641	1.8%
Amortization of acquisition-related inventory step-up	(D)	508	0.1%	71	0.0%
Non-recurring acquisition costs	(E)	2,190	0.5%	738	0.2%

Non-GAAP operating income:		$70,102	18.2%	$57,054	17.9%

NON-OPERATING INCOME, NET:
GAAP non-operating income, net:		$2,606		$3,535
Non-recurring acquisition (gains) costs	(E)	765		(200)

Non-GAAP non-operating income, net:		$3,371		$3,335

			GAAP and Non-GAAP Tax Rate % (F)		GAAP and Non-GAAP Tax Rate % (F)
INCOME TAX PROVISION (BENEFIT):
GAAP income tax provision (benefit):		$7,409	16%	$11,498	29%
Income tax effect on non-GAAP adjustments	(G)	4,353		6,014

Non-GAAP income tax provision (benefit):		$11,762	16%	$17,512	29%

NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$39,703		$27,898
Restructuring	(A)	866		674
Amortization of purchased intangibles	(B)	16,065		13,815
Stock-based compensation	(C)	6,798		5,641
Amortization of acquisition-related inventory step-up	(D)	508		71
Non-recurring acquisition costs	(E)	2,955		538
Income tax effect on non-GAAP adjustments	(G)	(4,353)		(6,014)

Non-GAAP net income attributable to Trimble Navigation Ltd.		$62,542		$42,623

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.32		$0.23
Restructuring	(A)	0.01		0.01
Amortization of purchased intangibles	(B)	0.13		0.11
Stock-based compensation	(C)	0.05		0.04
Amortization of acquisition-related inventory step-up	(D)	—		—
Non-recurring acquisition costs	(E)	0.02		—
Income tax effect on non-GAAP adjustments	(G)	(0.03)		(0.05)

Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.50		$0.34

OPERATING LEVERAGE:
Increase in non-GAAP operating income		$13,048		$11,146
Increase in revenue		$65,278		$30,061
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)		20.0%		37.1%

			Three Months Ended
(Dollars In thousands, except per share data)			April-1, 2011		Apr-2, 2010
				% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:			$22,779	12.0%	$18,807	11.9%
Stock-based compensation	(H	)	2,338	1.2%	1,726	1.1%

Non-GAAP operating income before corporate allocations:			$25,117	13.2%	$20,533	13.0%

Field Solutions
GAAP operating income before corporate allocations:			$52,505	42.7%	$39,313	41.0%
Stock-based compensation	(H)		512	0.4%	455	0.5%

Non-GAAP operating income before corporate allocations:			$53,017	43.1%	$39,768	41.5%

Mobile Solutions
GAAP operating income (loss) before corporate allocations:			$(1,334)	-3.0%	$1,899	5.0%
Stock-based compensation	(H	)	996	2.2%	1,202	3.2%

Non-GAAP operating income before corporate allocations:			$(338)	-0.8%	$3,101	8.2%

Advanced Devices
GAAP operating income before corporate allocations:			$3,863	14.4%	$5,625	20.4%
Stock-based compensation	(H	)	651	2.5%	443	1.6%

Non-GAAP operating income before corporate allocations:			$4,514	16.9%	$6,068	22.0%

A.	Restructuring. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they are not indicative of our core operating performance.

B.	Amortization of purchased intangibles. Included in our GAAP presentation of cost of sales and operating expenses, amortization of purchased intangibles recorded arises from prior acquisitions and are non-cash in nature. We exclude these expenses from our non-GAAP measures because we believe they are not indicative of our core operating performance.

C.	Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the three months ended April 1, 2011 and April 2, 2010, stock-based compensation was allocated as follows:

	Three Months Ended
	April- 1, 2011	Apr-2, 2010
(Dollars in thousands)
Cost of sales	$468	$501
Research and development	1,096	947
Sales and Marketing	1,634	1,383
General and administrative	3,600	2,810

	$6,798	$5,641

D.	Amortization of acquisition-related inventory step-up. The purchase accounting entries associated with our business acquisitions require us to record inventory at its fair value, which is sometimes greater than the previous book value of the inventory. Included in our GAAP presentation of cost of sales, the increase in inventory value is amortized to cost of sales over the period that the related product is sold. We exclude inventory step-up amortization from our non-GAAP measures because we do not believe it is indicative of our core operating performance.

E.	Non-recurring acquisition (gains) costs. Included in our GAAP presentation of operating expenses and non-operating income, net, non-recurring acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs. Also included are unusual acquisition related items such as a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), adjustments to the fair value of earnout liabilities and payments made or received to settle earnout and holdback disputes. We exclude these items because they are non-recurring and unique to specific acquisitions and are not indicative of our core operating performance.

F.	GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes.

G.	Income tax effect on non-GAAP adjustments. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A)—(E) on non-GAAP net income.

H.	Stock-based Compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $2.3 million and $1.8 million for the three months ended April 1, 2011 and April 2, 2010, respectively.

Non-GAAP Operating Income

Non-GAAP operating income increased by $13.0 million for the three months ended April 1, 2011, as compared to the corresponding period in the prior year. Non-GAAP Operating income as a percentage of total revenue was 18.2% for the three months ended April 1, 2011, as compared to 17.9% for the three months ended April 2, 2010. The increase in operating income was primarily driven by higher revenue and associated gross margin in Engineering and Construction and Field Solutions. The increase in operating income percentage for the three month period was primarily due to increased operating leverage in Field Solutions.

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

Market Interest Rate Risk

There have been no significant changes to our market interest rate risk assessment. Refer to our 2010 Annual Report on Form 10-K on page 53.

Foreign Currency Exchange Rate Risk

There have been no significant changes to our foreign currency exchange rate risk assessment. Refer to our 2010 Annual Report on Form 10-K on page 44.

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

ITEM 1A. RISK FACTORS

A description of factors that could materially affect our business, financial condition, or operating results is included under “Risk and Uncertainties” in Item 1A of Part I of our 2010 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes to the risk factor disclosure since our 2010 Annual Report on Form 10-K. The risk factors described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

For risks and uncertainties that may exist regarding our acquisition of Tekla pursuant to the Tender Offer, see “Investing in and Integrating New Acquisitions Could be Costly and May Place a Significant Strain on Our Management Systems and Resources Which Could Negatively Impact Our Operating Results” under Item 1A (Risk Factors – Risk and Uncertainties) of Part I of our 2010 Annual Report on Form 10-K and incorporated herein by reference.

The following risk factor, which is included in our 2010 Annual Report on Form 10-K, has been updated to account for the new credit agreement we recently entered into:

Our Debt Could Adversely Affect Our Cash Flow and Prevent Us from Fulfilling Our Financial Obligations

As of May 6, 2011, we have existing unsecured credit facilities in the aggregate principal amount of $1.1 billion comprised of five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the credit agreement, the revolving loan facility and the term loan facility may be increased by up to $300.0 million in the aggregate. As of May 9, 2011, $151 million was outstanding under the credit agreement. The Company expects to make additional borrowings under the credit agreement of approximately $400 million in connection with the Tender Offer. Debt incurred under the credit agreement could have important consequences, such as:

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

Additionally, if we were to default under the credit agreement and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate and the lenders could accelerate our obligations under the credit agreement, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default. Additionally, our subsidiaries that have guaranteed the credit agreement could be required to pay the full amount of our obligations under the credit agreement. Any such action on the part of the lenders against us could harm our financial condition.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through February 24, 2010. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
10.1	Form of U.S. officer stock option agreement under the Company’s 2002 Stock Plan. (7)
10.2	Form of Non-U.S. officer stock option agreement under the Company’s 2002 Stock Plan. (7)
10.3	Form of U.S. director stock option agreement under the Company’s 2002 Stock Plan. (7)
10.4	Form of non-U.S. director stock option agreement under the Company’s 2002 Stock Plan. (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2011. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2011. (7)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2011. (7)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2011. (7)
101.INS	XBRL Instance Document. (8)
101.SCH	XBRL Taxonomy Extension Schema Document. (8)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document. (8)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document. (8)
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document. (8)

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 2, 2010.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.
(8)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

DATE: May 10, 2011

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through February 24, 2010. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
10.1	Form of U.S. officer stock option agreement under the Company’s 2002 Stock Plan. (7)
10.2	Form of Non-U.S. officer stock option agreement under the Company’s 2002 Stock Plan. (7)
10.3	Form of U.S. director stock option agreement under the Company’s 2002 Stock Plan. (7)
10.4	Form of non-U.S. director stock option agreement under the Company’s 2002 Stock Plan. (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2011. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2011. (7)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2011. (7)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2011. (7)
101.INS	XBRL Instance Document. (8)
101.SCH	XBRL Taxonomy Extension Schema Document. (8)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document. (8)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document. (8)
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document. (8)

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 2, 2010.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.
(8)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.