Form 10-Q
period 2011-07-01
TRIMBLE NAVIGATION LTD /CA/
filed 2011-08-09
CIK 864749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2011

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

As of August 4, 2011, there were 122,799,179 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED

FORM 10-Q for the Quarter Ended July 1, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 1, 2011	December 31, 2010
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$249,811	$220,788
Accounts receivable, net	257,176	222,820
Other receivables	27,635	21,069
Inventories, net	216,080	192,852
Deferred income taxes	35,791	36,924
Other current assets	26,245	19,917

Total current assets	812,738	714,370
Property and equipment, net	53,391	50,692
Goodwill	894,514	828,737
Other purchased intangible assets, net	230,921	204,948
Other non-current assets	78,241	68,145

Total assets	$2,069,805	$1,866,892

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,969	$1,993
Accounts payable	87,608	72,349
Accrued compensation and benefits	59,640	60,976
Deferred revenue	91,033	73,888
Accrued warranty expense	13,163	12,868
Other current liabilities	39,171	29,741

Total current liabilities	292,584	251,815
Non-current portion of long-term debt	125,287	151,160
Non-current deferred revenue	8,612	10,777
Deferred income taxes	37,575	24,598
Other non-current liabilities	45,745	42,843

Total liabilities	509,803	481,193

Commitments and contingencies

EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	0	0
Common stock, no par value; 180,000 shares authorized; 122,749 and 120,939 shares issued and outstanding at July 1, 2011 and December 31, 2010, respectively	839,716	781,779
Retained earnings	629,576	536,350
Accumulated other comprehensive income	72,057	48,027

Total Trimble Navigation Ltd. shareholders’ equity	1,541,349	1,366,156
Noncontrolling interests	18,653	19,543

Total equity	1,560,002	1,385,699

Total liabilities and equity	$2,069,805	$1,866,892

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
(In thousands, except per share data)
Revenue (1)	$407,169	$333,363	$791,462	$652,378
Cost of sales (1)	198,435	169,937	391,198	329,955

Gross margin	208,734	163,426	400,264	322,423

Operating expenses
Research and development	46,292	36,552	89,524	72,442
Sales and marketing	63,490	50,522	124,697	100,290
General and administrative	37,157	27,290	70,629	55,837
Restructuring charges	361	375	1,128	1,006
Amortization of purchased intangible assets	9,867	8,126	19,044	16,172

Total operating expenses	157,167	122,865	305,022	245,747

Operating income	51,567	40,561	95,242	76,676
Non-operating income, net
Interest income	319	244	604	643
Interest expense	(1,350)	(411)	(1,846)	(809)
Foreign currency transaction gain (loss), net	6,496	(1,869)	6,802	(1,123)
Income from equity method investments, net	3,418	3,147	6,181	5,621
Other expense, net	(252)	(825)	(504)	(511)

Total non-operating income, net	8,631	286	11,237	3,821

Income before taxes	60,198	40,847	106,479	80,497
Income tax provision	6,020	34,076	13,429	45,574

Net income	54,178	6,771	93,050	34,923
Less: Net income (loss) attributable to noncontrolling interests	500	418	(331)	672

Net income attributable to Trimble Navigation Ltd.	$53,678	$6,353	$93,381	$34,251

Basic earnings per share	$0.44	$0.05	$0.76	$0.28

Shares used in calculating basic earnings per share	122,667	120,654	122,243	120,707

Diluted earnings per share	$0.43	$0.05	$0.74	$0.28

Shares used in calculating diluted earnings per share	126,192	124,099	126,024	123,964

(1)	Sales to Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble), were $5.2 million and $4.8 million for the three months ended July 1, 2011 and July 2, 2010, respectively, with associated cost of sales to those related parties of $3.5 million and $3.4 million, respectively. Sales to CTCT and Nikon-Trimble were $11.0 million and $10.3 million for the six months ended July 1, 2011 and July 2, 2010, respectively, with associated cost of sales of $7.4 million and $7.1 million, respectively. In addition, cost of sales associated with related party net inventory purchases were $10.6 million and $8.5 million for the three months ended July 1, 2011 and July 2, 2010, respectively, and $18.5 million and $14.6 million for the six months ended July 1, 2011 and July 2, 2010, respectively. See Note 4 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 1, 2011	July 2, 2010
(Dollars in thousands)
Cash flow from operating activities:
Net income	$93,050	$34,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,175	8,736
Amortization expense	32,641	27,733
Provision for doubtful accounts	640	2,596
Deferred income taxes	(4,139)	(4,461)
Stock-based compensation	13,927	10,625
Income from equity method investments, net	(6,181)	(5,621)
Excess tax benefit for stock-based compensation	(10,950)	(1,412)
Provision for excess and obsolete inventories	4,731	3,173
Other non-cash items	2,031	(3,334)
Add decrease (increase) in assets:
Accounts receivable	(30,650)	(15,398)
Other receivables	5,988	7,647
Inventories	(16,100)	(19,747)
Other current and non-current assets	1,478	1,003
Add increase (decrease) in liabilities:
Accounts payable	8,776	17,315
Accrued compensation and benefits	(5,453)	8,142
Accrued liabilities	3,164	(21,680)
Deferred revenue	8,588	676
Income tax payable	0	44,393

Net cash provided by operating activities	110,716	95,309

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(91,449)	(33,605)
Acquisitions of property and equipment	(9,322)	(11,030)
Acquisitions of intangible assets	(566)	(297)
Purchases of equity method investments	(267)	(3,692)
Increase in restricted cash for business acquisition	0	(17,151)
Dividends received	7,500	5,000
Other	(357)	67

Net cash used in investing activities	(94,461)	(60,708)

Cash flow from financing activities:
Issuances of common stock, net	30,663	17,867
Repurchase and retirement of common stock	0	(60,510)
Excess tax benefit for stock-based compensation	10,950	1,412
Proceeds from long-term debt, net of debt issuance costs	144,225	0
Payments on short-term and long-term debt	(177,831)	(94)

Net cash provided by (used in) financing activities	8,007	(41,325)

Effect of exchange rate changes on cash and cash equivalents	4,761	(5,464)

Net increase (decrease) in cash and cash equivalents	29,023	(12,188)
Cash and cash equivalents, beginning of period	220,788	273,848

Cash and cash equivalents, end of period	$249,811	$261,660

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

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2010 was December 31, 2010. The second quarter of fiscal 2011 and fiscal 2010 ended on July 1, 2011 and July 2, 2010, respectively. Fiscal 2011 and 2010 were both 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.

The accompanying financial data as of July 1, 2011 and for the three and six months ended July 1, 2011 and July 2, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of December 31, 2010 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2010. The following discussion should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of July 1, 2011, results of operations for the three and six months ended July 1, 2011 and July 2, 2010 and cash flows for the six months ended July 1, 2011 and July 2, 2010, as applicable, have been made. The results of operations for the three and six months ended July 1, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions. The Company has evaluated all subsequent events through the date that these financial statements have been filed with the SEC.

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting polices during the six months ended July 1, 2011 from those disclosed in the Company’s 2010 Form 10-K.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are as follows:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. The Company is in the process of evaluating the financial and disclosure impact of this guidance. The Company does not anticipate a material impact on its consolidated financial statements as a result of the adoption of this amended guidance.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates the option provided by current U.S. GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. The Company will apply the guidance when it becomes effective.

NOTE 3. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In January 2008, the Company’s Board of Directors authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing the Company to repurchase up to $250 million of Trimble’s common stock under this program. No shares of common stock were repurchased during the three months and six months ended July 1, 2011. During the three and six months ended July 2, 2010, the Company repurchased approximately 2,360,000 shares of common stock in open market purchases at an average price of $28.69 per share, for a total of $67.7 million. Since January 2008, the Company has repurchased approximately 6,819,000 shares of common stock in open market purchases at an average price of $29.29 per share, for a total of $199.7 million. The purchase price was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired. As of July 1, 2011, the 2008 Stock Repurchase Program had remaining authorized funds of $50.3 million. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

Stock-Based Compensation

The Company accounts for its employee stock options and rights to purchase shares under its stock participation plans under the fair value method, which requires the fair value of stock-based compensation to be estimated on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s Condensed Consolidated Statements of Income.

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Condensed Consolidated Statements of Income for the three and six months ended July 1, 2011 and July 2, 2010.

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
(Dollars in thousands)
Cost of sales	$502	$486	$970	$987

Research and development	1,126	984	2,222	1,931
Sales and marketing	1,659	1,347	3,293	2,730
General and administrative	3,842	2,167	7,442	4,977

Total operating expenses	6,627	4,498	12,957	9,638

Total stock-based compensation expense	7,129	4,984	13,927	10,625
Tax benefit (1)	(2,139)	(1,419)	(4,342)	(2,195)

Total stock-based compensation expense, net of tax	$4,990	$3,565	$9,585	$8,430

(1)	Tax benefit related to U.S. non-qualified options, restricted stock units, and disqualified disposition of incentive stock options, applying a Federal statutory and State (Federal effected) tax rate for the respective periods.

Options

Stock option expense recognized during the period is based on the fair value of the portion of the stock option that is expected to vest during the period and is net of estimated forfeitures. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted during the three and six months ended July 1, 2011 and July 2, 2010, the following weighted average assumptions were used:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Expected dividend yield	0	0	0	0
Expected stock price volatility	43.7%	43.7%	43.6%	43.8%
Risk free interest rate	1.6%	1.8%	1.6%	1.8%
Expected life of option	4.2 years	4.2 years	4.2 years	4.2 years

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

NOTE 4. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar, began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from equity method investments, net in the Non-operating income, net section of the Condensed Consolidated Statements of Income. During the three and six months ended July 1, 2011, the Company recorded $3.4 million and $5.8 million, respectively, as its proportionate share of CTCT net income. During the comparable periods of 2010, the Company recorded 2.7 million and $4.4 million, respectively, as its proportionate share of CTCT net income. During the three and six months ended July 1, 2011, dividends received from CTCT, amounted to $7.5 million, and were recorded against Other non-current assets on the Condensed Consolidated Balance Sheets. During the comparable period of 2010, dividends received from CTCT, amounted to $5.0 million, and were recorded against Other non-current assets on the Condensed Consolidated Balance Sheets. The carrying amount of the investment in CTCT was $7.2 million at July 1, 2011 and $8.9 million at December 31, 2010, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

The Company acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at direct cost, plus a mark-up for the Company’s overhead costs to CTCT. CTCT then resells products at cost, plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company. During the three and six months ended July 1, 2011, the Company recorded $1.3 million and $2.7 million of revenue, respectively, and $1.3 million and $2.7 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel. During the comparable three and six months ended July 2, 2010, the Company recorded $0.9 million and $1.8 million of revenue, respectively, and $0.8 million and $1.7 million of cost of sales for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel. In addition, during the three and six months ended July 1, 2011, the Company recorded $10.6 million and $18.5 million in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel. The comparable net cost of sales recorded by the Company for the three and six months ended July 2, 2010 were $8.5 million and $14.6 million, respectively.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $3.7 million and $7.6 million for the three and six months ended July 1, 2011, respectively, and totaling 2.7 million and $5.6 million for the three and six months ended July 2, 2010, respectively. The reimbursements were offset against operating expense.

At July 1, 2011 and December 31, 2010, the Company had amounts due to and from CTCT. Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties. The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets. At July 1, 2011 and December 31, 2010, the receivables from CTCT were $7.3 million and $4.4 million, respectively, and are included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets. As of the same dates, the payables due to CTCT were $9.1 million and $5.7 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from equity method investments, net in the Non-operating income, net section of the Condensed Consolidated Statements of Income. During the three and six months ended July 1, 2011, the Company recorded a profit of $0.3 million and $1.0 million, respectively, and during the three and six months ended July 2, 2010, the Company recorded loss of $0.5 million and $1.3 million, respectively, as its proportionate share of Nikon-Trimble net income. During the three and six months ended July 1, 2011 and July 2, 2010, there were no dividends received from Nikon-Trimble. The carrying amount of the investment in Nikon-Trimble was $16.5 million at July 1, 2011 and $15.5 million at December 31, 2010, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products. The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company. During the three and six months ended July 1, 2011, the Company recorded $3.9 million and $8.3 million of revenue and $2.2 million and $4.7 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. During the three and six months ended July 2, 2010, the Company recorded $3.9 million and $8.5 million of revenue and $2.6 million and $5.4 million of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $6.0 million and $11.9 million during the three and six months ended July 1, 2011, respectively, and $2.9 million and $8.3 million during the three and six months ended July 2, 2010, respectively.

At July 1, 2011 and December 31, 2010, the Company had amounts due to and from Nikon-Trimble. Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties. The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheets. At July 1, 2011 and December 31, 2010, the amounts due from Nikon-Trimble were $3.9 million and $3.5 million, respectively, and are included within Accounts receivable, net on the Condensed Consolidated Balance Sheets. As of the same dates, the amounts due to Nikon-Trimble were $6.0 million and $7.0 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Other purchased intangible assets, net consisted of the following:

	July 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Developed product technology	$275,666	$(168,330)	$107,336
Trade names and trademarks	23,876	(17,436)	6,440
Customer relationships	169,747	(78,432)	91,315
Distribution rights and other intellectual properties	54,250	(28,420)	25,830

	$523,539	$(292,618)	$230,921

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Developed product technology	$247,575	$(148,171)	$99,404
Trade names and trademarks	22,136	(16,449)	5,687
Customer relationships	143,125	(68,104)	75,021
Distribution rights and other intellectual properties	50,207	(25,371)	24,836

	$463,043	$(258,095)	$204,948

The estimated future amortization expense of intangible assets as of July 1, 2011, is as follows:

(Dollars in thousands)
2011 (Remaining)	$34,451
2012	62,253
2013	56,333
2014	34,048
2015	22,263
Thereafter	21,573

Total	$230,921

Goodwill

The changes in the carrying amount of goodwill by operating segment for the six months ended July 1, 2011, were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of December 31, 2010	$432,364	$26,211	$348,166	$21,996	$828,737
Additions due to acquisitions	37,977	0	11,466	2,163	51,606
Purchase price adjustments	291	0	0	0	291
Foreign currency translation adjustments	12,462	121	873	424	13,880

Balance as of July 1, 2011	$483,094	$26,332	$360,505	$24,583	$894,514

NOTE 6. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

As of	July 1, 2011	December 31, 2010
(Dollars in thousands)
Raw materials	$89,411	$79,057
Work-in-process	7,177	5,672
Finished goods	119,492	108,123

Total inventories, net	$216,080	$192,852

Deferred costs of revenue are included within finished goods and were $17.5 million at July 1, 2011 and $14.0 million at December 31, 2010.

Other non-current liabilities consisted of the following:

As of	July 1, 2011	December 31, 2010
(Dollars in thousands)
Deferred compensation	$10,724	$9,736
Unrecognized tax benefits	15,280	17,830
Other non-current liabilities	19,741	15,277

Total other non-current liabilities	$45,745	$42,843

As of July 1, 2011 and December 31, 2010, the Company has $15.3 million and $17.8 million, respectively, of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably affect the effective income tax rate and interest and/or penalties related to income tax matters in future periods.

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

The following table presents revenue, operating income (loss), and identifiable assets for the four segments. Operating income (loss) is revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangibles, amortization of acquisition-related inventory step-up, acquisition costs and restructuring costs. The identifiable assets that the Company’s Chief Operating Decision Maker, its Chief Executive Officer, views by segment are accounts receivable, inventories, and goodwill.

	Reporting Segments				Total
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices
(Dollars in thousands)
Three Months Ended July 1, 2011
Segment revenue	$236,668	$104,029	$40,224	$26,248	$407,169
Operating income (loss)	46,987	42,543	(2,684)	2,607	89,453

Three Months Ended July 2, 2010
Segment revenue	$188,441	$80,158	$38,188	$26,576	$333,363
Operating income	33,921	28,980	324	5,181	68,406

Six Months Ended July 1, 2011
Segment revenue	$426,702	$227,082	$84,645	$53,033	$791,462
Operating income (loss)	69,766	95,048	(4,018)	6,470	167,266

Six Months Ended July 2, 2010
Segment revenue	$346,059	$176,059	$76,147	$54,113	$652,378
Operating income	52,728	68,293	2,223	10,806	134,050

As of July 1, 2011
Accounts receivable	$163,007	$51,433	$26,103	$16,633	$257,176
Inventories	134,339	41,536	18,395	21,810	216,080
Goodwill	483,094	26,332	360,505	24,583	894,514

As of December 31, 2010
Accounts receivable	$131,808	$52,065	$24,806	$14,141	$222,820
Inventories	123,780	33,964	16,721	18,387	192,852
Goodwill	432,364	26,211	348,166	21,996	828,737

Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and restructuring costs. A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
(Dollars in thousands)
Consolidated segment operating income	$89,453	$68,406	$167,266	$134,050
Unallocated corporate expense	(17,621)	(12,155)	(32,739)	(27,329)
Amortization of purchased intangible assets	(16,576)	(13,916)	(32,641)	(27,733)
Acquisition costs	(3,689)	(1,774)	(6,644)	(2,312)

Consolidated operating income	51,567	40,561	95,242	76,676
Non-operating income, net	8,631	286	11,237	3,821

Consolidated income before taxes	$60,198	$40,847	$106,479	$80,497

NOTE 8. DEBT, COMMITMENTS AND CONTINGENCIES

Debt consisted of the following:

As of	July 1, 2011	December 31, 2010
(Dollars in thousands)
Credit Facilities:
Revolving credit facility	$125,000	$151,000
Promissory notes and other	2,256	2,153

Total debt	127,256	153,153

Less current portion of long-term debt	1,969	1,993

Non-current portion	$125,287	$151,160

Credit Facilities

As of July 1, 2011, the Company had an outstanding balance on the revolving credit line in the amount of $125.0 million, which is classified as long-term in the Condensed Consolidated Balance Sheet.

On May 6, 2011, the Company entered into a new credit agreement, (the 2011 Credit Facility), with a group of lenders. This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the 2011 Credit Facility, the revolving loan facility and the term loan facility may be increased by up to $300.0 million in the aggregate. The term loan facility may be drawn on or before the 180th day following the date of the 2011 Credit Facility.

The funds available under the 2011 Credit Facility may be used for general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. On May 6, 2011, the Company made an initial borrowing of $151.0 million under the revolving credit line of the 2011 Credit Facility to repay all of the amounts outstanding under the then existing Amended and Restated Credit Agreement dated February 16, 2007.

Under the 2011 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on May 6, 2016, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made at April 1, 2016. On an annualized basis, the amortization of the term loan is as follows: 5%, 5%, 10%, 10%, and 70% for years one through five respectively. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.

The Company may borrow funds under the 2011 Credit Facility in U.S. Dollars, Euros or in certain other agreed currencies, and borrowings will bear interest, at the Company’s option, at either: (i) a floating per annum base rate based on the administrative agent’s prime rate or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.25% and 1.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter, or (ii) a reserve-adjusted fixed per annum rate based on LIBOR, EURIBOR, STIBOR or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 1.25% and 2.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. Interest will be paid on the last day of each fiscal quarter with respect to borrowings bearing interest based on a floating rate, or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at a fixed rate. The Company’s obligations under the 2011 Credit Facility are guaranteed by several of its domestic subsidiaries.

The 2011 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2011 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company’s ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2011 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2011 Credit Facility) to (b) interest expenses for the most recently ended period of four fiscal quarters of not less than 3.5 to 1. The Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness to (y) EBITDA (as defined in the 2011 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than the applicable ratio set forth in the table below; provided, that on the completion of a material acquisition, the Company may increase the applicable ratio in the table below by 0.25 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters.

Fiscal Quarter Ending	Maximum Leverage Ratio
Prior to March 30, 2012	3.50 to 1
On and after March 30, 2012 and prior to June 29, 2012	3.25 to 1
On and after June 29, 2012	3 to 1

The Company was in compliance with these restrictive covenants as of July 1, 2011.

The 2011 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company’s obligations under the 2011 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.

Promissory Notes and Other

As of July 1, 2011 and December 31, 2010, the Company had promissory notes and other totaling approximately $2.3 million and $2.2 million. Of these amounts, the Company had outstanding notes payable of $1.9 million which consisted primarily of notes payable to noncontrolling interest holders. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification.

Leases and Other Commitments

The estimated future minimum operating lease commitments as of July 1, 2011, are as follows (dollars in thousands):

2011 (Remaining)	$11,101
2012	19,050
2013	10,994
2014	7,822
2015	5,645
Thereafter	6,606

Total	$61,218

Additionally, as of July 1, 2011, the Company had acquisition-related earn-outs of $7.4 million and holdbacks of $7.9 million recorded in Other current liabilities and Other non-current liabilities. The maximum remaining payments, including the $7.4 million and $7.9 million recorded, will not exceed $26.3 million. The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments. The remaining earn-outs and holdbacks are payable through 2013.

At July 1, 2011, the Company had unconditional purchase obligations of approximately $66.6 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

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

	Fair Values as of July 1, 2011
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$76,484	$0	$0	$76,484
Deferred compensation plan assets (2)	10,634	0	0	10,634
Derivative assets (3)	0	6,177	0	6,177

Total	$87,118	$6,177	$0	$93,295

Liabilities
Deferred compensation plan liabilities (2)	$10,724	$0	$0	$10,724
Derivative liabilities (3)	0	226	0	226
Contingent consideration liabilities (4)	0	0	7,439	7,439

Total	$10,724	$226	$7,439	$18,389

(1)	These investments are highly liquid investments such as money market funds. The fair values are determined using observable quoted prices in active markets. Money market funds are included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.
(2)	The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. As of July 1, 2011 the plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.
(3)	Derivative assets and liabilities included in Level II represent forward currency exchange contracts. The Company enters into these contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables. During the second quarter of fiscal 2011 the Company entered into a forward currency exchange contract in anticipation of the foreign currency that was needed to pay for a business combination expected to close during the third quarter of fiscal 2011. A gain of $5.6 million on foreign exchange associated with this forward currency exchange contract was recognized and included in Foreign currency transaction gain (loss), net on the Company’s Condensed Consolidated Statement of Income. The derivatives are not designated as hedging instruments. The fair values are determined using inputs based on observable quoted prices. Derivative assets and liabilities are included in Other current assets and Other current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
(4)	The Company has seven contingent consideration arrangements that require it to pay the former owners of certain companies it acquired during fiscal 2009 through fiscal 2011. The undiscounted maximum payment under all seven arrangements is $15.1 million, based on future revenues or gross margins over a 3 year period. The Company estimated the fair value of these liabilities using the expected cash flow approach with inputs being probability-weighted revenue or gross margin projections, as the case may be, and discount rates ranging from 0.10% to 3.50%. Of the total contingent consideration liability, $4.8 million and $2.6 million was included in Other current liabilities and Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The table below sets forth a summary of changes in the fair value of the Level III contingent consideration liabilities for the six month ended July 1, 2011.

As of	Level III liabilities July 1, 2011
(Dollars in thousands)
Balance as of December 31, 2010	$3,719
Acquisitions	2,344
Contingent consideration fair value changes included in earnings	1,065
Losses recognized in other comprehensive income	311

Balance as of July 1, 2011	$7,439

The losses included in earnings represent the changes in fair value of the contingent consideration arrangements which are recognized in Other expense, net in the Condensed Consolidated Statements of Income. The losses recognized in other comprehensive income are a result of foreign currency translation adjustments.

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	July 1, 2011		December 31, 2010
(Dollars in thousands)
Assets:
Cash and cash equivalents	$249,811	$249,811	$220,788	$220,788
Forward foreign currency exchange contracts	6,177	6,177	407	407

Liabilities:
Credit facility	$125,000	$115,345	$151,000	$148,367
Forward foreign currency exchange contracts	226	226	140	140
Promissory note and other	2,256	2,255	2,153	2,133

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

Changes in the Company’s product warranty liability during the six months ended July 1, 2011 are as follows:

(Dollars in thousands)
Balance as of December 31, 2010	$12,868
Acquired warranties	381
Accruals for warranties issued	7,847
Changes in estimates	(800)
Warranty settlements (in cash or in kind)	(7,133)

Balance as of July 1, 2011	$13,163

NOTE 11. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$53,678	$6,353	$93,381	$34,251

Denominator:
Weighted average number of common shares used in basic earnings per share	122,667	120,654	122,243	120,707
Effect of dilutive securities (using treasury stock method): Common stock options and restricted stock units	3,525	3,445	3,781	3,257

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	126,192	124,099	126,024	123,964

Basic earnings per share	$0.44	$0.05	$0.76	$0.28

Diluted earnings per share	$0.43	$0.05	$0.74	$0.28

For the three months ended July 1, 2011 and July 2, 2010, the Company excluded 1.6 million shares and 2.1 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. For the six months ended July 1, 2011 and July 2, 2010, the Company excluded 1.2 million and 2.8 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. These shares were excluded from the three and six month periods because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

NOTE 12. INCOME TAXES

In the three months ended July 1, 2011, the Company’s effective income tax rate was 10.0% as compared to 83.4% in the corresponding period in 2010, primarily due to geographic mix of pretax income, the closure of the 2008 and 2009 IRS examination which resulted in a net benefit of $2.3 million, as compared to a $27.5 million net charge in the second quarter of 2010 resulting from the U.S. Internal Revenue Service (IRS) audit settlement of the Company’s 2005 through 2007 tax years. In the six months ended July 1, 2011, the Company’s effective income tax rate was 12.8% as compared to 56.6% in the corresponding period in 2010, primarily due to the same reasons mentioned above.

In June 2011, the IRS closed its examination of the Company’s income tax returns for the years 2008 and 2009. The audit settlement included federal tax and interest charges of $8.1 million, offset by the reversal of related unrecognized tax benefits and other items of $10.4 million which resulted in a net benefit of $2.3 million.

The 2011 second quarter effective tax rate is lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of pre-tax income and the closure of the 2008 and 2009 IRS examination. The 2010 second quarter effective tax rate is higher than the statutory federal income tax rate primarily due to the net charge resulting from the IRS audit settlement of the Company’s 2005 through 2007 tax years, partially offset by the geographical mix of pre-tax income.

The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax. The Company has concluded all U.S. federal income tax matters for the years through 2009 and state income tax matters for years through 1992. Generally, non-U.S. income tax matters have been concluded for years through 2000. The Company is currently in various stages of multiple year examinations by State and foreign taxing authorities. It is possible that the total amount of unrecognized tax benefits could change in the next twelve months. Such changes could occur based on the normal expiration of various statutes of limitations or the possible conclusion of ongoing tax audits in various jurisdictions around the world.

The amount of liabilities for unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in any future period are $25.9 million and $28.1 million at July 1, 2011 and December 31, 2010, respectively. The primary component of the net change is a realization of unrecognized tax benefits due to the effective settlement of the IRS 2008 and 2009 income tax audit, partially offset by other reserves. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s unrecognized tax benefit liabilities include interest and penalties at July 1, 2011 and December 31, 2010, of $2.6 million and $2.6 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 13. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
(Dollars in thousands)
Net income	$54,178	$6,771	$93,050	$34,923
Foreign currency translation adjustments	4,235	(20,153)	24,115	(27,652)
Net unrealized actuarial gain (loss)	(3)	31	(85)	25

Comprehensive income (loss)	58,410	(13,351)	117,080	7,296
Less: Comprehensive income (loss) attributable to the noncontrolling interests	500	418	(331)	672

Comprehensive income (loss) attributable to Trimble Navigation Ltd.	$57,910	$(13,769)	$117,411	$6,624

NOTE 14. SUBSEQUENT EVENTS

On July 8, 2011, the Company completed a tender offer for all issued and outstanding shares in Finland-based Tekla Corporation (“Tekla”) for EUR 14.20 per share (net of the additional dividend distributed by Tekla of EUR 18 million, or EUR 0.80 per share, which was paid on July 8, 2011) in cash representing an aggregate equity purchase price of approximately EUR 319 million, equivalent to $454 million. The shares tendered to Trimble Finland represent approximately 99.46% of the outstanding shares in Tekla. In connection with the closing of the tender offer, the Company also announced Trimble Finland’s intention to acquire remaining outstanding shares in Tekla not acquired in the tender offer through compulsory redemption proceeding under the Finnish Companies Act, which may take up to approximately 10 months to complete. The Company drew down $400 million on the term loan facility of the 2011 Credit Facility to fund the majority of the Tekla purchase price.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s significant accounting polices during the six months ended July 1, 2011 from those disclosed in the Company’s 2010 Form 10-K.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are as follows:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We are in the process of evaluating the financial and disclosure impact of this guidance. We do not anticipate a material impact on our consolidated financial statements as a result of the adoption of this amended guidance.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates the option provided by current U.S. GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. We will apply the guidance when it becomes effective.

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

Reinforcing our position in existing markets

* We believe these markets provide us with additional, substantial potential for substituting our technology for traditional methods. In the first half of fiscal 2011, we are continuing to develop new products and to strengthen our distribution channels in order to expand our market.

In our Engineering and Construction segment, we demonstrated our leadership in technology innovation by introducing a breakthrough high accuracy Global Navigation Satellite System (GNSS) correction technology with the Trimble RTX technology. RTX combines real-time data with innovative positioning and compression algorithms to deliver better than 4 centimeter (1.5 inch) repeatable accuracy with as little as one minute convergence in selected areas, enabling work to start immediately. We also introduced the Trimble RealWorks software version 7.0, which was the first commercially available software suite that incorporates the newly approved standard for 3D imaging systems.

In our Field Solutions segment, we expanded our GIS Data Collection Portfolio to include a new rangefinder for remote measurement applications with the launching of the new Trimble LaserAce 1000 rangefinder. This easy-to-use handheld measurement tool combines a laser distance meter, digital inclinometer, sighting scope and Bluetooth wireless technology.

In our Mobile Solutions segment, we introduced a new cloud-based field service solution to manage fleet productivity through the Trimble GeoManager WorkManagement - a software solution that provides on-demand visibility into vehicle and mobile worker utilization. The service facilitates routing, scheduling and dispatch, and makes it easy for organizations to maximize the mobile worker’s schedule. Furthermore, it allows for easy integration with Microsoft Dynamics CRM through an open environment which enables the easy creation of extensible applications.

In our Advanced Devices segment, we released new versions of AllSport GPS for Trimble Outdoors, which feature popular fitness apps for smartphones running Google Android that enable the tracking of 14 outdoor fitness activities, including running, cycling, skiing and walking. Furthermore, to support a growing number of applications demanding high-performance under diverse operating conditions, we expanded the functionality of our line of ThingMagic Embedded RFID Readers - Mercury6e (M6e), Mercury5e (M5e), and Mercury5e-Compact (M5e-C), by releasing a firmware upgrade that optimizes several RFID tag read/write operations resulting in an overall performance improvement. Our acquisition of Beartooth also expands Trimble’s ability to offer unique map content and new outdoor-centric products while simultaneously enhancing current popular applications.

All of these products strengthened our competitive position and created new value for the user.

Extending our position in new and existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to new and existing users. In our Field Solutions segment, the expanded strategic alliance between Trimble and Case New Holland for the development of advanced precision agriculture applications and services will facilitate bringing innovative new products more rapidly to the market. Furthermore, we introduced the CenterPoint RTX correction service that can deliver a fully-converged position in less than one minute at startup within the five central U.S. “corn belt” states from Nebraska to Illinois.

In our Mobile Solutions segment, we also acquired Yamei Electronics Technology, Co. Ltd, which will allow us to expand our solutions for the automotive and related markets in China, Asia Pacific and India. Yamei manufactures automotive electronics products used for anti-theft GPS monitoring and tracking, RFID-based smart key and start and on-board diagnostics systems.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. New initiatives are focused in emerging markets in Africa, China, India, the Middle-East and Russia. We further expanded our network of SITECH Technology Dealers during the quarter by adding new dealerships to serve geographic markets such as Italy, Canada, Israel, Taiwan, China, Argentina, Bolivia, Chile and Uruguay. These dealers represent the Trimble and Caterpillar machine control systems for the contractor’s entire fleet of heavy equipment across all machine brands. In addition, our acquisition of Ashtech S.A.S., headquartered in Carquefou, France, with offices in Beijing, China, Singapore, USA and Moscow, will also help expand Trimble’s Spectra Precision portfolio of survey solutions and allow us to better address emerging markets worldwide.

RECENT BUSINESS DEVELOPMENTS

The following companies and joint ventures were acquired or formed since July 2, 2010 and are combined in our results of operations since the date of acquisition or formation:

PeopleNet

On August 5, 2011, we acquired privately-held PeopleNet, headquartered in Minnetonka, Minnesota, and its affiliates. PeopleNet is a leading provider of integrated onboard computing and mobile communications systems for effective fleet management. PeopleNet provides fleets with software and hardware solutions that help manage regulatory compliance, fuel costs, driver safety and customer visibility. PeopleNet’s performance will be reported under our Mobile Solutions business segment.

Tekla Corporation

On July 8, 2011, we acquired Tekla Corporation, headquartered in Espoo, Finland, and its subsidiaries. Tekla is a leading provider of Building Information Modeling (“BIM”) software and offers model driven solutions for customers in the infrastructure and energy industries (in particular energy distribution, public administration and civil engineering and utilities). Tekla’s performance will be reported under our Engineering and Construction business segment.

Yamei

On June 7, 2011, we acquired Yamei Electronics Technology, Co. Ltd, a Chinese wholly owned foreign entity (WOFE) of Digisec Group which is incorporated in the Cayman Islands. Yamei manufactures automotive electronics products used for anti-theft GPS monitoring and tracking, RFID-based smart key and start and on-board diagnostics systems. Yamei’s performance is reported under our Mobile Solutions business segment.

Dynamic Survey Solutions

On May 10, 2011, we acquired seismic survey software provider Dynamic Survey Solutions, Inc. of Essex, Vermont. Dynamic Survey Solutions, Inc. is a leader in seismic survey software. Dynamic Survey Solutions’ performance is reported under our Engineering and Construction business segment.

Ashtech

On May 3, 2011, we acquired privately-held Ashtech S.A.S., headquartered in Carquefou, France, and its affiliates. Ashtech is a leading provider of precision GNSS products for positioning, guidance, navigation and timing, with a wide range of solutions for diverse applications in science, education, government, industry and commerce. Ashtech’s performance is reported under our Engineering and Construction business segment.

Beartooth Mapping

On April 19, 2011, we acquired privately-held Beartooth Mapping, Inc. based in Billings, Montana. Beartooth is a leading provider of print and digital maps for outdoor enthusiasts using MyTopo software and web services. Beartooth’s performance is reported under our Advanced Devices business segment.

OmniSTAR

On March 24, 2011, we acquired certain assets related to the OmniSTAR™ GNSS signal corrections business from Fugro N.V. OmniSTAR provides space-based GNSS correction services that can improve the accuracy of a GNSS receiver for precise positioning applications. The correction services business performance is reported under our Engineering and Construction business segment.

GEDO CE Trolley System

On February 11, 2011, we acquired the GEDO CE Trolley System and software from Sinning Vermessungsbedarf GmbH of Bavaria, Germany. The new trolley system and software provide surveying and documentation for railway track maintenance and modernization. The GEDO CE Trolley System’s performance is reported under our Engineering and Construction business segment.

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

Novariant

On October 8, 2010, we acquired the Terralite assets from Novariant of Fremont, California to expand our portfolio of positioning solutions. The Terralite XPS technology is a scalable infrastructure that generates signals for real-time positioning to augment existing GPS coverage. The Terralite assets performance is reported under our Engineering and Construction business segment.

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

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
(Dollars in thousands)
Total consolidated revenue	$407,169	$333,363	$791,462	$652,378
Gross margin	$208,734	$163,426	$400,264	$322,423
Gross margin %	51.3%	49.0%	50.6%	49.4%
Total consolidated operating income	$51,567	$40,561	$95,242	$76,676
Operating income %	12.7%	12.2%	12.0%	11.8%

Revenue

In the three months ended July 1, 2011, total revenue increased by $73.8 million or 22%, as compared to the same corresponding period in fiscal 2010. Of the increase, Engineering and Construction revenue increased $48.2 million, Field Solutions increased $23.9 million, and Mobile Solutions increased $2.0 million, which was slightly offset by a decrease in Advanced Devices of $0.3 million. The revenue increase was primarily due to some economic recovery and increased penetration particularly across the U.S., and also the rest of the world, particularly in Europe in Engineering and Construction. Additionally, Field Solutions revenue increased primarily due to the increase in demand for agricultural products as relatively high commodity prices increased farmer income and spending. Agriculture sales were particularly strong in Europe in our Field Solutions segment.

In the six months ended July 1, 2011, total revenue increased by $139.1 million or 21%, as compared to the same corresponding period in fiscal 2010. Of the increase, Engineering and Construction revenue increased $80.6 million, Field Solutions increased $51.0 million, Mobile Solutions increased $8.5 million, which was slightly offset by a decrease in Advanced Devices of $1.1 million. The revenue growth was primarily due to economic recovery and growth across the U.S. and the rest of the world, particularly in Europe, in Engineering and Construction. Additionally, Field Solutions revenue increased primarily due to the increase in demand for agricultural products as relatively high commodity prices increased farmer income and spending. Agriculture sales were particularly strong in Europe in our Field Solutions segment.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, and foreign currency translations.

Gross margin increased by $45.3 million and $77.8 million for the three and six months ended July 1, 2011, respectively, as compared to the corresponding periods in the prior year, primarily due to increased sales in Engineering and Construction and Field Solutions. Gross margin as a percentage of total revenue for the three months ended July 1, 2011 was 51.3%, as compared to 49.0% for the three months ended July 2, 2010. Gross margin as a percentage of total revenue for the six months ended July 1, 2011 was 50.6%, as compared to 49.4% for the six months ended July 2, 2010. The increase in gross margin percentage for the three and six month periods ended July 1, 2011 was primarily due to an increase in sales of higher margin products, primarily software and subscription revenue, which were partially offset by higher amortization of purchased intangibles.

Operating Income

Operating income increased by $11.0 million and $18.6 million for the three and six months ended July 1, 2011, respectively, as compared to the corresponding periods in the prior year, primarily due to higher revenue. Operating income as a percentage of total revenue was 12.7% for the three months ended July 1, 2011, as compared to 12.2% for the three months ended July 2, 2010. Operating income as a percentage of total revenue was 12.0% for the six months ended July 1, 2011, as compared to 11.8% for the six months ended July 2, 2010. The increase in operating income percentage for both the three and six month periods was primarily due to higher revenue and higher gross margin, partially offset by increased operating expenses resulting from acquisitions.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangibles, amortization of inventory step-up, acquisition costs and restructuring costs.

The following table is a summary of revenue and operating income (loss) by segment:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
(Dollars in thousands)
Engineering and Construction
Revenue	$236,668	$188,441	$426,702	$346,059
Segment revenue as a percent of total revenue	58%	57%	53%	53%
Operating income	$46,987	$33,921	$69,766	$52,728
Operating income as a percent of segment revenue	20%	18%	16%	15%
Field Solutions
Revenue	$104,029	$80,158	$227,082	$176,059
Segment revenue as a percent of total revenue	26%	24%	29%	27%
Operating income	$42,543	$28,980	$95,048	$68,293
Operating income as a percent of segment revenue	41%	36%	42%	39%
Mobile Solutions
Revenue	$40,224	$38,188	$84,645	$76,147
Segment revenue as a percent of total revenue	10%	11%	11%	12%
Operating income (loss)	($2,684)	$324	($4,018)	$2,223
Operating income (loss) as a percent of segment revenue	-7%	1%	-5%	3%
Advanced Devices
Revenue	$26,248	$26,576	$53,033	$54,113
Segment revenue as a percent of total revenue	6%	8%	7%	8%
Operating income	$2,607	$5,181	$6,470	$10,806
Operating income as a percent of segment revenue	10%	19%	12%	20%

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up, and restructuring costs. A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
(Dollars in thousands)
Consolidated segment operating income	$89,453	$68,406	$167,266	$134,050
Unallocated corporate expense	(17,621)	(12,155)	(32,739)	(27,329)
Amortization of purchased intangible assets	(16,576)	(13,916)	(32,641)	(27,733)
Acquisition costs	(3,689)	(1,774)	(6,644)	(2,312)

Consolidated operating income	51,567	40,561	95,242	76,676
Non-operating income, net	8,631	286	11,237	3,821

Consolidated income before taxes	$60,198	$40,847	$106,479	$80,497

Engineering and Construction

Engineering and Construction revenue increased by $48.2 million or 26% and $80.6 million or 23% for the three and six months ended July 1, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. Segment operating income increased $13.1 million or 39% and $17.0 million or 32% for the three and six months ended July 1, 2011, respectively, as compared to the same corresponding periods in fiscal 2010.

The revenue growth for both the three months and six month periods was primarily driven by some economic recovery and increased penetration due to expanded distribution particularly across the U.S., and also the rest of the world for survey and construction product lines. Although residential and commercial construction were relatively weak, products sales associated with infrastructure build out were robust. Segment operating income for both the three and six month periods increased primarily due to higher revenue, higher gross margin, and increased operating leverage.

Field Solutions

Field Solutions revenue increased by $23.9 million or 30% and $51.0 million or 29% for the three and six months ended July 1, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. Segment operating income increased by $13.6 million or 47% and $26.8 million or 39% for the three and six months ended July 1, 2011, respectively, as compared to the same corresponding periods in fiscal 2010.

The revenue growth for the three month and six month periods was primarily due to higher sales across the world for our agricultural products due to increased farmer demand for agricultural products as relatively high commodity prices increased farmer income and spending. Sales were particularly strong in Europe. Expanded product offerings also contributed to the sales increase.

Mobile Solutions

Mobile Solutions revenue increased by $2.0 million or 5% and $8.5 million or 11% for the three and six months ended July 1, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. Segment operating income decreased by $3.0 million or 928% and $6.2 million or 281% for the three and six months ended July 1, 2011, respectively, as compared to the same corresponding periods in fiscal 2010.

The revenue increase for both the three and six month periods was primarily due to the revenue from acquisitions completed in the prior year, partially offset by a loss of a large customer in the second quarter of fiscal 2010. The decrease in operating income for both the three and six month periods was primarily due to the mix of hardware and subscription services revenue, the impact of acquisitions and the loss of a large customer in the second quarter of fiscal 2010.

Advanced Devices

Advanced Devices revenue decreased by $0.3 million or 1% and $1.1 million or 2% for the three and six months ended July 1, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. Segment operating income decreased by $2.6 million or 50% and $4.3 million or 40% for the three and six months ended July 1, 2011, respectively, as compared to the same corresponding periods in fiscal 2010.

The decrease in revenue for both the three and six month periods was driven by a reduction in demand for GPS-based timing and synchronization devices, partially offset by acquisitions. The decrease in operating income for both the three and six month periods was primarily driven by product mix and acquisitions.

Research and Development, Sales and Marketing, and General and Administrative Expense

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
(Dollars in thousands)
Research and development	46,292	36,552	89,524	72,442
Percentage of revenue	11%	11%	11%	11%
Sales and marketing	63,490	50,522	124,697	100,290
Percentage of revenue	16%	15%	16%	15%
General and administrative	37,157	27,290	70,629	55,837
Percentage of revenue	9%	8%	9%	9%

Total	146,939	114,364	284,850	228,569

Percentage of revenue	36%	34%	36%	35%

Overall, R&D, S&M, and G&A expense increased by approximately $32.6 million and $56.3 million for the three and six months ended July 1, 2011, respectively, as compared to the corresponding periods in fiscal 2010.

Research and development expense increased by $9.7 million and $17.1 million for the three and six month periods ended July 1, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. All of our R&D costs have been expensed as incurred. Costs of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. Spending overall was at approximately 11% of revenue in both the three and six months ended July 1, 2011 and the same corresponding periods in fiscal 2010.

The increase in R&D expense in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010 was primarily due to the inclusion of expense of $3.3 million from acquisitions not applicable in the prior corresponding period, a $2.1 million increase in engineering costs associated with new product roll-outs, a $1.9 million increase due to unfavorable foreign currency exchange rates, a $1.7 million increase in compensation related expense and a $0.4 million increase in consulting fees.

The increase in R&D expense in the first six months of fiscal 2011, as compared to the corresponding period in fiscal 2010 was primarily due to the inclusion of expense of $5.9 million from acquisitions not applicable in the prior corresponding period, a $5.0 million increase in engineering costs associated with new product roll-outs, a $2.6 million increase in compensation related expense and a $2.3 million increase due to unfavorable foreign currency exchange rates.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $13.0 million and $24.4 million for the three and six months ended July 1, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. Spending overall was approximately 16% of revenue in the three and six months ended July 1, 2011, as compared to 15% in the same corresponding periods in fiscal 2010.

The increase in S&M expense in the second quarter of fiscal 2011, as compared to the corresponding period of fiscal 2010 was primarily due to the inclusion of a $6.4 million expense from acquisitions not applicable in the prior period, a $3.2 million increase in compensation related expense, a $2.5 million increase due to unfavorable foreign currency exchange rates and a $0.9 million increase in travel expense.

The increase in S&M expense in the first six months of fiscal 2011, as compared to the corresponding period of fiscal 2010 was primarily due to the inclusion of a $12.2 million expense from acquisitions not applicable in the prior period, a $5.9 million increase in compensation related expense, a $2.9 million increase due to unfavorable foreign currency exchange rates, a $1.3 million increase in travel expense and a $0.7 million increase in tradeshow related expenses.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $9.9 million and $14.8 million for the three and six months ended July 1, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. Spending overall was at approximately 9% of revenue in the three and six months ended July 1, 2011, as compared to 8% and 9% in the same corresponding periods in fiscal 2010.

The increase in G&A expenses in the second quarter of fiscal 2011, as compared to the corresponding period in fiscal 2010 was primarily due to the inclusion of expense of $3.8 million from acquisitions not applicable in the prior year, a $1.5 million increase in compensation related expense, a $1.1 million increase in tax, legal and consulting expense, a $1.4 million increase in stock-based compensation expense and a $0.7 increase due to unfavorable foreign currency exchange rates, which was partially offset by a $1.6 million decrease in bad debt expense.

The increase in G&A expense in the first six months of fiscal 2011, as compared to the corresponding period in fiscal 2010 was primarily due to the inclusion of expense of $7.2 million from acquisitions not applicable in the prior year, a $1.3 million increase in compensation related expense, a $1.4 million increase in tax, legal and consulting expense, a $1.9 million increase in stock-based compensation expense and a $0.9 increase due to unfavorable foreign currency exchange rates, which was partially offset by a $2.7 million decrease in bad debt expense.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $16.6 million in the second quarter of fiscal 2011, as compared to $13.9 million in the second quarter of fiscal 2010. Of the total $16.6 million in the second quarter of fiscal 2011, $9.9 million is presented as a separate line within Operating expense and $6.7 million is included within Cost of sales on our Condensed Consolidated Statements of Income. The increase was due primarily to business acquisitions and asset purchases not included in the corresponding period of fiscal 2010. As of July 1, 2011, future amortization of intangible assets is expected to be $34.5 million during the remaining two quarters of fiscal 2011, $62.3 million during 2012, $56.3 million during 2013, $34.0 million during 2014, $22.3 million during 2015, and $21.6 million thereafter.

Non-operating Income, Net

The components of non-operating income, net, were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
(Dollars in thousands)
Interest income	$319	$244	$604	$643
Interest expense	(1,350)	(411)	(1,846)	(809)
Foreign currency transaction gain (loss), net	6,496	(1,869)	6,802	(1,123)
Income from equity method investments, net	3,418	3,147	6,181	5,621
Other expense, net	(252)	(825)	(504)	(511)

Total non-operating income, net	$8,631	$286	$11,237	$3,821

Non-operating income, net increased $8.3 million and $7.4 million for the three and six months of fiscal 2011, respectively, as compared to the same corresponding periods in fiscal 2010. The increase in the three month period was primarily due to an increase in foreign currency transaction gains, changes in deferred compensation plan asset gains and losses included in Other expense, net, and an increase in income from equity method investments. The increase in the six month period was primarily due to an increase in foreign currency transaction gains and higher income from equity method investments, which was partially offset by changes in deferred compensation plan asset gains and losses included in Other expense, net and higher interest expense.

Income Tax Provision

In the three months ended July 1, 2011, our effective income tax rate was 10.0% as compared to 83.4% in the corresponding period in 2010, primarily due to geographic mix of pretax income, the closure of the 2008 and 2009 IRS examination which resulted in a net benefit of $2.3 million, as compared to a $27.5 million net charge in the second quarter of 2010 resulting from the U.S. Internal Revenue Service (IRS) audit settlement of our 2005 through 2007 tax years. In the six months ended July 1, 2011, our effective income tax rate was 12.8% as compared to 56.6% in the corresponding period in 2010, primarily due to the same reasons mentioned above.

In June 2011, the IRS closed its examination of our income tax returns for the years 2008 and 2009. The audit settlement included federal tax and interest charges of $8.1 million, offset by the reversal of related unrecognized tax benefits and other items of $10.4 million which resulted in a net benefit of $2.3 million.

The 2011 second quarter effective tax rate is lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of pre-tax income and the closure of the 2008 and 2009 IRS examination. The 2010 second quarter effective tax rate is higher than the statutory federal income tax rate primarily due to the net charge resulting from the IRS audit settlement of our 2005 through 2007 tax years, partially offset by the geographical mix of pre-tax income.

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

In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers, lessors, and parties to other transactions with us, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of July 1, 2011 and December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of	July 1, 2011	December 31, 2010
(Dollars in thousands)
Cash and cash equivalents	$249,811	$220,788
Total debt	127,256	153,153

Six Months Ended	July 1, 2011	July 2, 2010
(Dollars in thousands)
Cash provided by operating activities	$110,716	$95,309
Cash used in investing activities	(94,461)	(60,708)
Cash provided by (used in) financing activities	8,007	(41,325)
Effect of exchange rate changes on cash and cash equivalents	4,761	(5,464)

Net increase (decrease) in cash and cash equivalents	$29,023	$(12,188)

Cash and Cash Equivalents

As of July 1, 2011, cash and cash equivalents totaled $249.8 million as compared to $220.8 million at December 31, 2010. Debt was $127.3 million as of July 1, 2011, as compared to $153.2 million at December 31, 2010.

* Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital.

* We believe that our cash and cash equivalents, together with our revolving credit facilities will be sufficient to meet our anticipated operating cash needs, acquisition purchases, and stock purchases under the stock repurchase program for at least the next twelve months.

* We anticipate that planned capital expenditures primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Operating Activities

Cash provided by operating activities was $110.7 million for the six months ended July 1, 2011, as compared to $95.3 million for the six months ended July 2, 2010. This increase of $15.4 million was primarily driven by an increase in net income before non-cash depreciation and amortization primarily attributable to Engineering and Construction and Field Solutions segments’ increased revenue and a decrease in Income taxes payable and Accrued liabilities associated with the IRS tax settlement from last year, offset by an increase in accounts receivable due to higher revenue from Engineering and Construction and Field Solutions segments.

Investing Activities

Cash used in investing activities was $94.5 million for the six months ended July 1, 2011, as compared to $60.7 million for the six months ended July 2, 2010. The increase of $33.8 million was due to higher cash requirement for business and intangible asset acquisitions.

Financing Activities

Cash provided by financing activities was $8.0 million for the six months ended July 1, 2011, as compared to cash used of $41.3 million for the six months ended July 2, 2010. The increase of $49.3 million was primarily due to an increase in proceeds received from the issuance of common stock related to stock option exercises, offset by the repurchase of common stock during the second quarter of fiscal 2010, and by payments on long-term debt and debt issuance costs during the second quarter of fiscal 2011.

Accounts Receivable and Inventory Metrics

As of	July 1, 2011	December 31, 2010
Accounts receivable days sales outstanding	57	63
Inventory turns per year	3.5	3.8

Accounts receivable days sales outstanding were 57 days as of July 1, 2011, as compared to 63 days as of December 31, 2010. Our accounts receivable days sales outstanding is calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 3.5 as of July 1, 2011, as compared to 3.8 as of December 31, 2010. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.

Repatriation of Foreign Earnings and Income Taxes

A significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries and it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earning are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2011 Credit Facility or the tax costs of remitting foreign earnings back to the U.S.

Debt

As of July 1, 2011, our total debt was comprised primarily of our revolving credit line in the amount of $125.0 million, which is classified as long-term in the Condensed Consolidated Balance Sheet. As of July 1, 2011 and December 31, 2010, we had promissory notes and other totaling approximately $2.3 million and $2.2 million. Of these amounts, we had outstanding notes payable of $1.9 million which consisted primarily of notes payable to noncontrolling interest holders. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification.

On May 6, 2011, we entered into a new credit agreement, (the 2011 Credit Facility), with a group of lenders. This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the 2011 Credit Facility, the revolving loan facility and the term loan facility may be increased by up to $300.0 million in the aggregate. The term loan facility may be drawn on or before the 180th day following the date of the 2011 Credit Facility.

The funds available under the 2011 Credit Facility may be used for general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. On May 6, 2011, we made an initial borrowing of $151.0 million under the revolving credit line of the 2011 Credit Facility to repay all of the amounts outstanding under the then existing Amended and Restated Credit Agreement dated February 16, 2007. On July 5, 2011, we borrowed $400 million on the term loan facility of the 2011 Credit Facility to fund the majority of the Tekla purchase price. In addition, on August 5, 2011, the Company borrowed $108 million on the revolving loan facility to fund a substantial portion of the acquisition of PeopleNet. The Company also drew down an additional $50 million on a uncommitted revolving loan facility with Intesa Sanpaolo to fund a smaller portion of the PeopleNet acquisition. The $50 million uncommitted facility, which was entered into on July 14, 2011, is callable by the bank at any time and has no covenants. The interest rate is LIBOR plus 1.00% or as otherwise agreed upon by the bank and us.

Under the 2011 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on May 6, 2016, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made at April 1, 2016. On an annualized basis, the amortization of the term loan is as follows: 5%, 5%, 10%, 10%, and 70% for years one through five respectively. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.

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

The 2011 Credit Facility contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2011 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2011 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2011 Credit Facility) to (b) interest expenses for the most recently ended period of four fiscal quarters of not less than 3.5 to 1. We must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness to (y) EBITDA (as defined in the 2011 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than the applicable ratio set forth in the table below; provided, that on the completion of a material acquisition, we may increase the applicable ratio in the table below by 0.25 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters.

Fiscal Quarter Ending	Maximum Leverage Ratio
Prior to March 30, 2012	3.50 to 1
On and after March 30, 2012 and prior to June 29, 2012	3.25 to 1
On and after June 29, 2012	3 to 1

We were in compliance with these restrictive covenants as of July 1, 2011.

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures included in the following table are set forth below:

Non-GAAP gross margin

We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions and manufacturing costs influence our business. Non-GAAP gross margin excludes restructuring costs, amortization of purchased intangibles, stock-based compensation and amortization of acquisition-related inventory step-up from GAAP gross margin. We believe that these exclusions offer investors additional information that may be useful to view trends in our gross margin performance.

Non-GAAP operating expenses

We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangibles, stock-based compensation and acquisition costs from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.

Non-GAAP operating income

We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring costs, amortization of purchased intangibles, stock-based compensation, amortization of acquisition-related inventory step-up and acquisition costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.

Non-GAAP non-operating income, net

We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income, net excludes acquisition costs associated with unusual acquisition related items such as a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), adjustments to the fair value of earn-out liabilities and payments made or received to settle earn-out and holdback disputes. These costs are specific to particular acquisitions and vary significantly in amount and timing. Non-GAAP non-operating income, net also excludes the write-off of debt issuance costs associated with a terminated credit facility as well as a foreign exchange gain specifically associated with one of our acquisitions. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.

Non-GAAP income tax provision

Investors benefit from the exclusion of an IRS settlement because it facilitates comparisons to our past income tax provision. Non-GAAP income tax provision excludes an IRS settlement from GAAP income tax provision and includes non-GAAP items tax effected. Non-GAAP items tax effected adjusts the provision for income taxes to reflect the effect of certain non-GAAP items on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in our non-GAAP presentation.

Non-GAAP net income

This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangibles, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs, the write-off of debt issuance costs, a foreign exchange gain associated with an acquisition, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.

Non-GAAP diluted net income per share

We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangibles, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs, the write-off of debt issuance costs, a foreign exchange gain associated with an acquisition, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.

Non-GAAP operating leverage

We believe this information is beneficial to investors as a measure of how much incremental revenue is contributed to our operating income. Non-GAAP operating leverage is the increase in non-GAAP operating income as a percentage of the increase in revenue. We believe that this information offers investors supplemental information to evaluate our current performance and to compare to our past non-GAAP operating leverage.

Non-GAAP segment operating income

Non-GAAP segment operating income excludes stock-based compensation from GAAP segment operating income. We believe this information is useful to investors because some may exclude stock-based compensation as an alternative view when assessing trends in the operating income of our segments.

These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our “core operating performance” as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangibles, stock based compensation, amortization of acquisition-related inventory step-up, acquisition costs, the write-off of debt issuance costs, a foreign exchange gain associated with an acquisition, and certain tax charges/benefits of which $27.5 million is associated with the IRS settlement. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) – (K) below.

			Three Months Ended				Six Months Ended
(Dollars In thousands, except per share data)			Jul-1, 2011		Jul-2, 2010		Jul-1, 2011		Jul-2, 2010
			Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
GROSS MARGIN:
GAAP gross margin:			$208,734	51.3%	$163,426	49.0%	$400,264	50.6%	$322,423	49.4%
Restructuring	( A	)	189	0.0%	55	0.0%	288	0.0%	98	0.0%
Amortization of purchased intangibles	( B	)	6,709	1.7%	5,790	1.7%	13,597	1.8%	11,559	1.8%
Stock-based compensation	( C	)	502	0.1%	486	0.2%	970	0.1%	987	0.2%
Amortization of acquisition-related inventory step-up	( D	)	1,201	0.3%	0	0.0%	1,709	0.2%	71	0.0%

Non-GAAP gross margin:			$217,335	53.4%	$169,757	50.9%	$416,828	52.7%	$335,138	51.4%

OPERATING EXPENSES:
GAAP operating expenses:			$157,167	38.5%	$122,865	36.9%	$305,021	38.5%	$245,747	37.7%
Restructuring	( A	)	(361)	-0.1%	(375)	-0.1%	(1,128)	-0.1%	(1,006)	-0.2%
Amortization of purchased intangibles	( B	)	(9,867)	-2.4%	(8,126)	-2.5%	(19,044)	-2.4%	(16,172)	-2.4%
Stock-based compensation	( C	)	(6,627)	-1.6%	(4,498)	-1.4%	(12,957)	-1.6%	(9,638)	-1.5%
Acquisition costs	( E	)	(3,304)	-0.8%	(1,764)	-0.5%	(5,494)	-0.7%	(2,502)	-0.4%

Non-GAAP operating expenses:			$137,008	33.6%	$108,102	32.4%	$266,398	33.7%	$216,429	33.2%

OPERATING INCOME:
GAAP operating income:			$51,567	12.7%	$40,561	12.2%	$95,243	12.0%	$76,676	11.7%
Restructuring	( A	)	550	0.1%	430	0.1%	1,416	0.2%	1,104	0.2%
Amortization of purchased intangibles	( B	)	16,576	4.0%	13,916	4.2%	32,641	4.1%	27,731	4.3%
Stock-based compensation	( C	)	7,129	1.8%	4,984	1.5%	13,927	1.8%	10,625	1.6%
Amortization of acquisition-related inventory step-up	( D	)	1,201	0.3%	0	0.0%	1,709	0.2%	71	0.0%
Acquisition costs	( E	)	3,304	0.8%	1,764	0.5%	5,494	0.7%	2,502	0.4%

Non-GAAP operating income:			$80,327	19.7%	$61,655	18.5%	$150,430	19.0%	$118,709	18.2%

NON-OPERATING INCOME, NET:
GAAP non-operating income, net:			$8,631		$286		$11,237		$3,821
Acquisition costs	( E	)	385		10		1,149		(190)
Debt issuance cost write-off	( I	)	377		0		377		0
Foreign exchange gains associated with acquisition	( J	)	(5,646)		0		(5,646)		0

Non-GAAP non-operating income, net:			$3,747		$296		$7,117		$3,631

				GAAP and Non-GAAP Tax Rate % ( F )		GAAP and Non-GAAP Tax Rate % ( F )		GAAP and Non-GAAP Tax Rate % ( F )		GAAP and Non-GAAP Tax Rate % ( F )
INCOME TAX PROVISION:
GAAP income tax provision:			6,020	10%	$34,076	83%	$13,429	13%	$45,574	57%
IRS settlement	( G	)	0		(27,540)		0		(27,540)
Non-GAAP items tax effected:	( H	)	2,388		3,375		6,741		9,389

Non-GAAP income tax provision:			$8,408	10%	$9,911	16%	$20,170	13%	$27,423	22%

NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.			$53,679		$6,353		$93,382		$34,251
Restructuring	( A	)	550		430		1,416		1,104
Amortization of purchased intangibles	( B	)	16,576		13,916		32,641		27,731
Stock-based compensation	( C	)	7,129		4,984		13,927		10,625
Amortization of acquisition-related inventory step-up	( D	)	1,201		0		1,709		71
Acquisition costs	( E	)	3,689		1,774		6,644		2,312
Debt issuance cost write-off	( I	)	377		0		377		0
Foreign exchange gains associated with acquisition	( J	)	(5,646)		0		(5,646)		0
Non-GAAP tax adjustments	(G	), ( H )	(2,388)		24,165		(6,741)		18,151

Non-GAAP net income attributable to Trimble Navigation Ltd.			$75,167		$51,622		$137,709		$94,245

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.			$0.43		$0.05		$0.74		$0.28
Restructuring	( A	)	0		0		0.01		0.01
Amortization of purchased intangibles	( B	)	0.13		0.11		0.26		0.22
Stock-based compensation	( C	)	0.06		0.04		0.11		0.09
Amortization of acquisition-related inventory step-up	( D	)	0.01		0		0.01		0
Acquisition costs	( E	)	0.03		0.02		0.05		0.02
Debt issuance cost write-off	( I	)	0		0		0		0
Foreign exchange gains associated with acquisition	( J	)	(0.04)		0		(0.04)		0
Non-GAAP tax adjustments	(G	), ( H )	(0.02)		0.20		(0.05)		0.14

Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.			$0.60		$0.42		$1.09		$0.76

OPERATING LEVERAGE:
Increase in non-GAAP operating income			$18,672		$9,283		$31,721		$20,429
Increase in revenue			$73,806		$43,300		$139,084		$73,361
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)			25.3%		21.4%		22.8%		27.8%

			Three Months Ended				Six Months Ended
(Dollars In thousands, except per share data)			July-1, 2011		Jul-2, 2010		July-1, 2011		Jul-2, 2010
				% of Segment Revenue		% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:			$46,987	19.9%	$33,921	18.0%	$69,766	16.4%	$52,728	15.2%
Stock-based compensation	( K	)	2,443	1.0%	1,878	1.0%	4,781	1.1%	3,603	1.0%

Non-GAAP operating income before corporate allocations:			$49,430	20.9%	$35,799	19.0%	$74,547	17.5%	$56,331	16.3%

Field Solutions
GAAP operating income before corporate allocations:			$42,543	40.9%	$28,980	36.2%	$95,048	41.9%	$68,293	38.8%
Stock-based compensation	( K	)	548	0.5%	477	0.6%	1,060	0.5%	932	0.5%

Non-GAAP operating income before corporate allocations:			$43,091	41.4%	$29,457	36.7%	$96,108	42.3%	$69,225	39.3%

Mobile Solutions
GAAP operating income (loss) before corporate allocations:			$(2,684)	-6.7%	$324	0.8%	$(4,018)	-4.7%	$2,223	2.9%
Stock-based compensation	( K	)	809	2.0%	217	0.6%	1,805	2.1%	1,419	1.9%

Non-GAAP operating income (loss) before corporate allocations:			$(1,875)	-4.7%	$541	1.4%	$(2,213)	-2.6%	$3,642	4.8%

Advanced Devices
GAAP operating income before corporate allocations:			$2,607	9.9%	$5,181	19.5%	$6,470	12.2%	$10,806	20.0%
Stock-based compensation	( K	)	668	2.5%	457	1.7%	1,319	2.5%	900	1.7%

Non-GAAP operating income before corporate allocations:			$3,275	12.5%	$5,638	21.2%	$7,789	14.7%	$11,706	21.6%

A.	Restructuring. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.

B.	Amortization of purchased intangibles. Included in our GAAP presentation of cost of sales and operating expenses, amortization of purchased intangibles recorded arises from prior acquisitions and are non-cash in nature. We exclude these expenses from our non-GAAP measures because we believe they are not indicative of our core operating performance.

C.	Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the three months and six months ended July 1, 2011 and July 2, 2010, stock-based compensation was allocated as follows:

	Three Months Ended		Six Months Ended
	Jul-1, 2011	Jul-2, 2010	Jul-1, 2011	Jul-2, 2010
(Dollars in thousands)
Cost of sales	$502	$486	$970	$987
Research and development	1,126	984	2,222	1,931
Sales and Marketing	1,659	1,347	3,293	2,730
General and administrative	3,842	2,167	7,442	4,977

	$7,129	$4,984	$13,927	$10,625

D.	Amortization of acquisition-related inventory step-up. The purchase accounting entries associated with our business acquisitions require us to record inventory at its fair value, which is sometimes greater than the previous book value of the inventory. Included in our GAAP presentation of cost of sales, the increase in inventory value is amortized to cost of sales over the period that the related product is sold. We exclude inventory step-up amortization from our non-GAAP measures because it is a non-cash expense that we do not believe is indicative of our ongoing operating results. We further believe that excluding this item from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

E.	Acquisition costs. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs. Included in our GAAP presentation of non-operating income, net, acquisition costs include unusual acquisition related items such as a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), adjustments to the fair value of earn-out liabilities and payments made or received to settle earn-out and holdback disputes. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

F.	GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

G.	IRS settlement. This amount represents a net charge of $27.5 million in the second quarter of 2010 resulting from the IRS audit settlement. We excluded this because it is not indicative of our future operating results. We believe that investors benefit from excluding this charge from our operating results to facilitate comparisons to past operating performance.

H.	Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) - (E), (I), (J) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

I.	Debt issuance cost write-off. Included in our non-operating income, this amount represents a write-off of debt issuance cost for a terminated credit facility. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income to facilitate a more meaningful evaluation of our non-operating income trends.

J.	Foreign exchange gains associated with acquisition. This amount represents a gain on foreign exchange associated with the Tekla acquisition. We excluded the foreign exchange gain from our non-GAAP measures because we believe that the exclusion of this item provides investors an enhanced view of the cost structure of our operations and facilitates comparisons with the results of other periods.

K.	Stock-based compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance as it is a non-cash expense. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $2.7 million and $2.0 million for the three months ended July 1, 2011 and July 2, 2010, respectively and $5.0 million and $3.8 million for the six months ended July 1, 2011 and July 2, 2010, respectively.

Non-GAAP Operating Income

Non-GAAP operating income increased by $18.7 million for the three months ended July 1, 2011, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 19.7% for the three months ended July 1, 2011, as compared to 18.5% for the three months ended July 2, 2010. Non-GAAP operating income increased by $31.7 million for the six months ended July 1, 2011, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 19.0% for the six months ended July 1, 2011, as compared to 18.2% for the six months ended July 2, 2010. The increase in operating income for both the three and six month periods was primarily driven by higher revenue in Engineering and Construction and Field Solutions. The increase in operating income percentage for both the three and six month periods was primarily due to increased operating leverage in Engineering and Construction and Field Solutions.

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

Market Interest Rate Risk

Our cash equivalents consisted primarily of money market funds, treasury bills, commercial paper (FDIC insured), interest and non-interest bearing bank deposits. The main objective of these instruments was safety of principal and liquidity while maximizing return, without significantly increasing risk.

* Due to the short-term nature of our cash equivalents, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.

We are exposed to market risk due to the possibility of changing interest rates under our senior secured credit facilities. Our credit facility is comprised of an unsecured revolving credit agreement with a maturity date of May 2016. We may borrow funds under the revolving credit agreement in U.S. Dollars or in certain other currencies and borrowings will bear interest as described under Note 8 of Notes to the Condensed Consolidated Financial Statements.

As of July 1, 2011, we had an outstanding balance on the revolving credit line of $125.0 million. A hypothetical 10% increase in the three-month LIBOR rates could result in approximately $31,000 annual increase in interest expense on the existing principal balances.

* The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

Foreign Currency Exchange Rate Risk

We enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Indian Rupee, South African Rand, Swedish Krona, Euro, and British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. During the second quarter of fiscal 2011 we entered into a forward currency exchange contract to sell US dollars for 319 million Euro to use for the purchase of our acquisition of Tekla, which closed on July 8, 2011. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign exchange forward contracts for trading purposes.

Foreign exchange forward contracts outstanding as of July 1, 2011 and December 31, 2010 are summarized as follows (in thousands):

	July 1, 2011		December 31, 2010
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(482,306)	$5,591	$(30,106)	$93
Sold	$58,099	$360	$18,834	$174

*	We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

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

A description of factors that could materially affect our business, financial condition, or operating results is included under “Risk and Uncertainties” in Item 1A of Part I of our 2010 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes to the risk factor disclosure since our 2010 Annual Report on Form 10-K, however, please see our updated risk factor entitled “Our Debt Could Adversely Affect Our Cash Flow and Prevent Us From Fulfilling Our Financial Obligations”, included below. The risk factors described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Our Debt Could Adversely Affect Our Cash Flow and Prevent Us from Fulfilling Our Financial Obligations

As of May 6, 2011, we have existing unsecured credit facilities in the aggregate principal amount of $1.1 billion comprised of five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the credit agreement, the revolving loan facility and the term loan facility may be increased by up to $300.0 million in the aggregate. As of July 1, 2011, $125 million was outstanding under the credit agreement. On July 5, 2011, we borrowed $400 million on the term loan facility of the 2011 Credit Facility to fund the majority of the Tekla purchase price. In addition, on August 5, 2011, the Company borrowed $108 million on the revolving loan facility to fund a substantial portion of the acquisition of PeopleNet. The Company also drew down an additional $50 million on an uncommitted revolving loan facility with Intesa Sanpaolo, which was entered into on July 14, 2011, to fund a smaller portion of the PeopleNet acquisition.

Debt incurred under the credit agreements could have important consequences, such as:

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

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Bylaws of the Company, amended and restated through February 24, 2010. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1	Credit Agreement dated May 6, 2011. (9)

10.2	Combination Agreement, dated as of May 8, 2011, by and between Trimble Navigation Limited and Tekla Corporation. (7)

10.3	Irrevocable Undertaking, dated as of May 8, 2011, by and between Trimble Navigation Limited and Gerako Oy. (8)

10.4	Trimble Navigation Limited Board of Directors Compensation Policy dated May 3, 2011. (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2011. (9)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2011. (9)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2011. (9)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2011. (9)

101.INS	XBRL Instance Document. (10)

101.SCH	XBRL Taxonomy Extension Schema Document. (10)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (10)

101.DEF	XBRL Taxonomy Extension Label Linkbase Document. (10)

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document. (10)

101.PRE	XBRL Taxonomy Extension Definition Linkbase Document. (10)

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 2, 2010.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-k filed on May 9, 2011.

(8)	Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-k filed on May 9, 2011.

(9)	Filed herewith.

(10)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

DATE: August 9, 2011

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Bylaws of the Company, amended and restated through February 24, 2010. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1	Credit Agreement dated May 6, 2011. (9)

10.2	Combination Agreement, dated as of May 8, 2011, by and between Trimble Navigation Limited and Tekla Corporation. (7)

10.3	Irrevocable Undertaking, dated as of May 8, 2011, by and between Trimble Navigation Limited and Gerako Oy. (8)

10.4	Trimble Navigation Limited Board of Directors Compensation Policy dated May 3, 2011. (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2011. (9)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2011. (9)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2011. (9)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2011. (9)

101.INS	XBRL Instance Document. (10)

101.SCH	XBRL Taxonomy Extension Schema Document. (10)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (10)

101.DEF	XBRL Taxonomy Extension Label Linkbase Document. (10)

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document. (10)

101.PRE	XBRL Taxonomy Extension Definition Linkbase Document. (10)

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 2, 2010.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-k filed on May 9, 2011.

(8)	Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-k filed on May 9, 2011.

(9)	Filed herewith.

(10)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.