Form 10-Q
period 2011-09-30
TRIMBLE NAVIGATION LTD /CA/
filed 2011-11-08
CIK 864749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Yes  ☐    No  ☒

As of November 3, 2011, there were 123,311,005 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED

FORM 10-Q for the Quarter Ended September 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$138,255	$220,788
Accounts receivable, net	287,670	222,820
Other receivables	25,655	21,069
Inventories, net	215,681	192,852
Deferred income tax assets	47,165	36,924
Other current assets	26,233	19,917

Total current assets	740,659	714,370
Property and equipment, net	61,562	50,692
Goodwill	1,312,480	828,737
Other purchased intangible assets, net	516,176	204,948
Other non-current assets	82,521	68,145

Total assets	$2,713,398	$1,866,892

LIABILITIES
Current liabilities:
Current portion of long-term debt	$66,873	$1,993
Accounts payable	105,766	72,349
Accrued compensation and benefits	70,015	60,976
Deferred revenue	95,884	73,888
Accrued warranty expense	17,503	12,868
Other current liabilities	38,737	29,741

Total current liabilities	394,778	251,815
Non-current portion of long-term debt	570,380	151,160
Non-current deferred revenue	10,574	10,777
Deferred income tax liabilities	125,992	24,598
Other non-current liabilities	47,217	42,843

Total liabilities	1,148,941	481,193

Commitments and contingencies
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 180,000 shares authorized; 123,208 and 120,939 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	861,305	781,779
Retained earnings	657,000	536,350
Accumulated other comprehensive income	25,804	48,027

Total Trimble Navigation Ltd. shareholders’ equity	1,544,109	1,366,156
Noncontrolling interests	20,348	19,543

Total equity	1,564,457	1,385,699

Total liabilities and equity	$2,713,398	$1,866,892

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
(In thousands, except per share data)
Revenues (1)	$417,433	$318,210	$1,208,895	$970,588
Cost of sales (1)	205,874	158,462	597,072	488,417

Gross margin	211,559	159,748	611,823	482,171

Operating expenses
Research and development	49,928	36,897	139,452	109,339
Sales and marketing	70,662	53,228	195,359	153,518
General and administrative	44,088	29,637	114,717	85,474
Restructuring charges	647	238	1,775	1,244
Amortization of purchased intangible assets	13,786	8,078	32,830	24,250

Total operating expenses	179,111	128,078	484,133	373,825

Operating income	32,448	31,670	127,690	108,346

Non-operating income (expense), net
Interest income	422	221	1,026	864
Interest expense	(3,364)	(576)	(5,210)	(1,385)
Foreign currency transaction gain (loss), net	(4,022)	77	2,780	(1,046)
Income from equity method investments, net	4,789	3,404	10,970	9,025
Other income (expense), net	(388)	3,533	(892)	3,022

Total non-operating income (expense), net	(2,563)	6,659	8,674	10,480

Income before taxes	29,885	38,329	136,364	118,826
Income tax provision	2,689	5,487	16,118	51,061

Net income	27,196	32,842	120,246	67,765
Less: Net income (loss) attributable to noncontrolling interests	(775)	(3)	(1,106)	669

Net income attributable to Trimble Navigation Ltd.	$27,971	$32,845	$121,352	$67,096

Basic earnings per share	$0.23	$0.27	$0.99	$0.56

Shares used in calculating basic earnings per share	122,969	119,474	122,485	120,296
Diluted earnings per share	$0.22	$0.27	$0.96	$0.54

Shares used in calculating diluted earnings per share	125,894	122,869	125,980	123,599

(1)	Sales to Caterpillar Trimble Control Technologies Joint Venture (CTCT) and Nikon-Trimble Joint Venture (Nikon-Trimble) were $6.5 million and $5.5 million for the three months ended September 30, 2011 and October 1, 2010, respectively, with associated cost of sales to those related parties of $4.5 million and $3.6 million, respectively. Sales to CTCT and Nikon-Trimble were $17.5 million and $15.8 million for the nine months ended September 30, 2011 and October 1, 2010, respectively, with associated cost of sales of $11.9 million and $10.7 million, respectively. In addition, cost of sales associated with related party net inventory purchases were $10.0 million and $7.4 million for the three months ended September 30, 2011 and October 1, 2010, respectively, and $28.5 million and $22.0 million for the nine months ended September 30, 2011 and October 1, 2010, respectively. See Note 5 regarding joint ventures for further information about related party transactions.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2011	October 1, 2010
(Dollars in thousands)
Cash flow from operating activities:
Net income	$120,246	$67,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,683	13,310
Amortization expense	56,747	42,165
Provision for doubtful accounts	954	3,022
Deferred income taxes	(10,175)	(3,827)
Stock-based compensation	21,033	16,165
(Income) loss from equity method investments	(11,001)	(9,025)
Excess tax benefit for stock-based compensation	(11,698)	(1,971)
Provision for excess and obsolete inventories	6,915	3,573
Other non-cash items	2,738	(3,630)
Add decrease (increase) in assets:
Accounts receivable	(43,117)	(17,030)
Other receivables	13,471	191
Inventories	(11,344)	(32,549)
Other current and non-current assets	7,005	366
Add increase (decrease) in liabilities:
Accounts payable	2,039	15,796
Accrued compensation and benefits	(1,921)	15,780
Deferred revenue	7,638	1,982
Accrued warranty expense	402	(942)
Accrued liabilities	(2,794)	(24,109)

Net cash provided by operating activities	161,821	87,032

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(758,243)	(90,757)
Acquisitions of property and equipment	(16,002)	(17,162)
Acquisitions of intangible assets	(1,666)	(625)
Purchases of equity method investments	(3,267)	(5,692)
Dividends received	7,500	5,000
Other	(168)	99

Net cash used in investing activities	(771,846)	(109,137)

Cash flow from financing activities:
Issuances of common stock, net	40,182	31,885
Repurchase and retirement of common stock	—	(73,853)
Excess tax benefit for stock-based compensation	11,698	1,971
Proceeds from long-term debt and revolving credit lines	702,225	—
Payments on short-term and long-term debt	(225,942)	(467)

Net cash provided by (used in) financing activities	528,163	(40,464)

Effect of exchange rate changes on cash and cash equivalents	(671)	(223)

Net decrease in cash and cash equivalents	(82,533)	(62,792)
Cash and cash equivalents, beginning of period	220,788	273,848

Cash and cash equivalents, end of period	$138,255	$211,056

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

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2010 was December 31, 2010. The third quarter of fiscal 2011 and fiscal 2010 ended on September 30, 2011 and October 1, 2010, respectively. Fiscal 2011 and 2010 were both 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.

The accompanying financial data as of September 30, 2011 and for the three and nine months ended September 30, 2011 and October 1, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of December 31, 2010 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2010. The following discussion should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2011, results of operations for the three and nine months ended September 30, 2011 and October 1, 2010 and cash flows for the nine months ended September 30, 2011 and October 1, 2010, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting polices during the nine months ended September 30, 2011 from those disclosed in the Company’s 2010 Form 10-K.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are as follows:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning on or after December 15, 2011, and will be applied prospectively. The Company is in the process of evaluating the financial and disclosure impact of this guidance. The Company does not anticipate a material impact on its consolidated financial statements as a result of the adoption of this amended guidance.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates the option provided by current U.S. GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning on or after December 15, 2011 and will be applied retrospectively. The Company will apply the guidance when it becomes effective.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company at the beginning of fiscal 2012 and early adoption is permitted. The Company is in the process of evaluating the financial and disclosure impact of this guidance.

NOTE 3. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In January 2008, the Company’s Board of Directors authorized a stock repurchase program (“2008 Stock Repurchase Program”), authorizing the Company to repurchase up to $250.0 million of Trimble’s common stock under this program. No shares of common stock were repurchased during the three months and nine months ended September 30, 2011. During the three months ended October 1, 2010, the Company repurchased approximately 216,000 shares of common stock in open market purchases at an average price of $28.40 per share, for a total of $6.1 million. During the nine months ended October 1, 2010, the Company repurchased approximately 2,576,000 shares of common stock in open market purchases at an average price of $28.67 per share, for a total of $73.8 million. Since January 2008, the Company has repurchased approximately 6,819,000 shares of common stock in open market purchases at an average price of $29.29 per share, for a total of $199.7 million. The purchase price was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired. In October 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Stock Repurchase Program”), authorizing the Company to repurchase up to $100.0 million of Trimble’s common stock. This authorization superseded the 2008 Stock Repurchase Program, thus there were no remaining authorized funds under the 2008 Stock Repurchase Program. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

Stock-Based Compensation

The Company accounts for its employee stock options under the fair value method. The fair value of stock options and share purchase rights are estimated on the date of grant using an option-pricing model. The fair value of restricted stock units is calculated based on the value of the Company’s stock on the date of grant. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s Condensed Consolidated Statements of Income.

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and October 1, 2010.

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 2011	October 1, 2010
(Dollars in thousands)
Cost of sales	$491	$485	$1,461	$1,472

Research and development	1,151	968	3,373	2,899
Sales and marketing	1,672	1,283	4,966	4,013
General and administrative	3,791	2,804	11,233	7,781

Total operating expenses	6,614	5,055	19,572	14,693

Total stock-based compensation expense	7,105	5,540	21,033	16,165
Tax benefit (1)	(1,782)	(1,150)	(6,124)	(3,345)

Total stock-based compensation expense, net of tax	$5,323	$4,390	$14,909	$12,820

(1)	Tax benefit related to U.S. non-qualified options, restricted stock units, and disqualified disposition of incentive stock options, applying a Federal statutory and State (Federal effected) tax rate for the respective periods.

Options

Stock option expense recognized during the period is based on the fair value of the portion of the stock option that is expected to vest during the period and is net of estimated forfeitures. The fair value of each stock option is estimated on the date of grant using a binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. For options granted during the three and nine months ended September 30, 2011 and October 1, 2010, the following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Expected dividend yield	—	—	—	—
Expected stock price volatility	43.6%	43.8%	43.6%	43.7%
Risk free interest rate	1.6%	1.7%	1.6%	1.8%
Expected life of option	4.2 years	4.1 years	4.2 years	4.2 years

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

NOTE 4. BUSINESS COMBINATION

Tekla Corporation

On May 8, 2011, the Company and Tekla Corporation (“Tekla”) entered into an agreement, pursuant to which the Company would acquire all of the outstanding shares of Tekla. Tekla is headquartered in Finland and is a provider of building information modeling software and other model driven solutions for customers in the infrastructure and energy industries.

The acquisition closed on July 8, 2011, whereby the Company acquired 99.46% of the outstanding shares of Tekla for $454.9 million in cash. The Company intends to purchase the remaining shares of Tekla as soon as practical through compulsory redemption proceedings under the Finish Companies Act. The acquisition was funded through the use of approximately $54.9 million of the Company’s existing cash, with the remainder funded through the Company’s credit facilities. In connection with the acquisition, the Company incurred approximately $6.4 million in acquisition-related costs related primarily to investment banking, legal, accounting and other professional services. The acquisition costs were expensed as incurred and were included in General and administrative expenses in the Condensed Consolidated Financial Statements with $5.6 million and $6.4 million recognized in the three and nine month periods ended September 30, 2011, respectively.

Tekla is a leading provider of information model based software for the building and construction and infrastructure and energy industries. The Company expects that the integration of Tekla’s BIM software solutions with Trimble’s building construction estimating, project management and BIM-to-field solutions will enable a compelling set of productivity solutions for contractors around the world. Tekla’s infrastructure and energy solutions will complement Trimble’s growing portfolio of utilities and municipalities solutions. Additionally, Trimble’s significant global customer base will immediately extend Tekla’s customer reach while Tekla’s global presence in the building and construction market will bolster Trimble’s own customer reach.

Tekla’s results of operations from July 8, 2011 through September 30, 2011 have been included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011. Tekla’s building and construction activities are included within the Company’s Engineering and Construction business segment and Tekla’s infrastructure and energy activities are included within the Company’s Field Solutions business segment.

The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but it is waiting for additional information, primarily related to estimated values of certain net tangible and intangible assets, including certain income tax accruals. Thus the provisional measurements of fair value set forth below are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.

The following table summarizes the consideration transferred to acquire Tekla and the assets acquired and liabilities assumed and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated Fair Value
(Dollars in thousands)
Total purchase consideration*	457,387
Net tangible assets acquired	12,007
		Estimated useful Life
Intangible assets acquired:
Developed product technology	107,260	7 years
In-process research and development	7,591	Evaluated upon completion
Order backlog	1,246	6 months
Customer relationships	83,929	8 years
Trade name	7,648	8 years

Subtotal	207,674
Deferred tax liability	(53,995)

Less fair value of all assets/liabilities acquired	165,686

Goodwill	$291,701

* Of the $457.4 million, $2.5 million is held in a cash account and represents the 0.54% of shares not yet acquired by the Company. The Company intends to purchase the remaining shares and has offered to purchase them at the same per share price as was provided for the 99.46% of shares obtained. Therefore, the non-controlling interest was valued based on that per-share price.

Details of the net assets acquired are as follows:

As of July 8, 2011
(Dollars in thousands)
Cash and cash equivalents	$12,871
Account receivable	12,862
Other receivables	1,712
Other current assets	2,265
Property and equipment, net	4,066
Other non-current assets	5,113
Accounts payable	(1,329)
Accrued liabilities	(12,412)
Deferred revenue liability	(10,048)
Other non-current liabilities	(3,093)

Total net assets acquired	$12,007

The historical financial statements of Tekla were prepared in accordance with International Financial Reporting Standards (“IFRS”). Therefore, the Company adjusted the net tangible assets and liabilities in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, the Company recorded adjustments to align Tekla’s accounting policies with that of the Company. The adjustments to measure the assets and liabilities assumed at fair value are described below:

Deferred revenue

The Company reduced Tekla’s book value of deferred revenue by $8.1 million to adjust deferred revenue to the fair value of the direct cost to fulfill the obligations plus an operating margin which represents the expected required return of a market participant to provide the services. Tekla’s deferred revenue balance is related to on-going maintenance agreements.

Intangible Assets

Developed product technology, which is comprised of products that have reached technological feasibility, includes products in Tekla’s current product offerings. Tekla’s technology includes BIM software technologies related to the Tekla Structures and Tekla Infrastructure and energy solutions products.

Order backlog relates to firm customer orders that generally are scheduled for delivery within the next year.

Customer relationships represent the value placed on Tekla’s distribution channels and end users.

Trade names represent the value placed on the Tekla’s brand and recognition in the building and construction, infrastructure and energy industries.

In-process research and development represents incomplete Tekla research and development projects that have not reached technological feasibility as of the consummation of the merger. Upon completion of the research and development projects, the assets will be amortized over the estimated future life of the product as indicated by its anticipated revenue streams evaluated upon completion.

Goodwill

Goodwill represents the excess of the fair value of consideration paid over the fair value of the underlying net tangible and intangible assets acquired. Goodwill consisted of Tekla’s highly skilled and valuable assembled workforce, a proven ability to generate new products and services to drive future revenue, and a premium paid by the Company for synergies unique to its business. The Company recorded $291.7 million of goodwill from this acquisition with $246.6 million assigned to the Engineering and Construction segment and $45.1 million assigned to the Field Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Deferred tax liabilities

The Company recognized $54.0 million in net deferred tax liabilities for the tax effects of differences between fair values in the purchase price and the tax bases of assets acquired and liabilities assumed.

During the three and nine months ended September 30, 2011, Tekla contributed $15.2 million of revenue and recorded $1.1 million of operating loss within the business segments. The following table presents pro forma results of operations of the Company and Tekla, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on January 1, 2010, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of July 8, 2011. Pro-forma results include amortization of intangible assets related to the acquisition, interest expense for debt used to purchase Tekla, and income tax effects, and for the three and nine months ended September 30, 2011 the pro forma results exclude foreign currency transaction gain/(loss) recognized on a hedge and acquisition related cost associated with the purchase of Tekla. The pro forma information for the three and nine months ended October 1, 2010 and for the three and nine months ended September 30, 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
(Dollars in thousands)
Total revenues	$417,433	$335,895	$1,262,387	$1,028,400
Net income	32,986	28,281	119,092	56,998
Net income attributable to Trimble Navigation Ltd	33,761	28,284	120,197	56,329
Basic earnings per share	0.27	0.24	0.98	0.47
Diluted earnings per share	0.27	0.23	0.95	0.46

Other Acquisitions

During the nine months ended September 30, 2011, the Company acquired several other businesses. The Condensed Consolidated Statements of Income include the operating results of each of these businesses from the date of acquisition, however the effects of each of these acquisitions were not material individually or in the aggregate to the Company’s results. The Company determined the total consideration paid for each of the above acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. In certain cases, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information.

NOTE 5. JOINT VENTURES

Caterpillar Trimble Control Technologies Joint Venture

On April 1, 2002, Caterpillar Trimble Control Technologies LLC (CTCT), a joint venture formed by the Company and Caterpillar, began operations. CTCT develops advanced electronic guidance and control products for earth moving machines in the construction and mining industries. The joint venture is 50% owned by the Company and 50% owned by Caterpillar, with equal voting rights. The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from equity method investments, net in the Non-operating income (expense), net section of the Condensed Consolidated Statements of Income. The carrying amount of the investment in CTCT was $11.1million at September 30, 2011 and $8.9 million at December 31, 2010, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2011, the Company recorded $3.9 million and $9.7 million, respectively, as its proportionate share of CTCT net income. During the comparable periods of 2010, the Company recorded $1.8 million and $6.2 million, respectively, as its proportionate share of CTCT net income. During the three months ended September 30, 2011 and October 1, 2010, there were no dividends received for CTCT. During the nine months ended September 30, 2011 and October 1, 2010, dividends received from CTCT, amounted to $7.5 million and $5.0 million, respectively, and were recorded against the investment in CTCT.

The Company acts as a contract manufacturer for CTCT. Products are manufactured based on orders received from CTCT and are sold at direct cost, plus a mark-up for the Company’s overhead costs to CTCT. CTCT then resells products at cost, plus a mark-up in consideration for CTCT’s research and development efforts to both Caterpillar and to the Company for sales through their respective distribution channels. CTCT does not have net inventory on its balance sheet in that the resale of products to Caterpillar and the Company occur simultaneously when the products are purchased from the Company. During the three and nine months ended September 30, 2011, the Company recorded $2.3 million and $5.0 million of revenue, respectively, and $2.2 million and $4.9 million of cost of sales, respectively, for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel. During the comparable three and nine months ended October 1, 2010, the Company recorded $0.8 million and $2.6 million of revenue, respectively, and $0.8 million and $2.5 million, respectively, of cost of sales for the manufacturing of products sold by the Company to CTCT and then sold through the Caterpillar distribution channel. In addition, during the three and nine months ended September 30, 2011, the Company recorded $10.0 million and $28.5 million, respectively, in net cost of sales for the manufacturing of products sold by the Company to CTCT and then repurchased by the Company upon sale through the Company’s distribution channel. The comparable net cost of sales recorded by the Company for the three and nine months ended October 1, 2010 were $7.4 million and $22.0 million, respectively.

In addition, the Company received reimbursement of employee-related costs from CTCT for company employees dedicated to CTCT or performance of work for CTCT totaling $3.6 million and $11.2 million for the three and nine months ended September 30, 2011, respectively, and totaling $2.9 million and $8.5 million for the three and nine months ended October 1, 2010, respectively. The reimbursements were offset against operating expense.

At September 30, 2011 and December 31, 2010, the Company had amounts due to and from CTCT. Receivables and payables to CTCT are settled individually with terms comparable to other non-related parties. The amounts due to and from CTCT are presented on a gross basis in the Condensed Consolidated Balance Sheets. At September 30, 2011 and December 31, 2010, the receivables from CTCT were $9.5 million and $4.4 million, respectively, and are included within Accounts receivable, net, on the Condensed Consolidated Balance Sheets. As of the same dates, the payables due to CTCT were $10.3 million and $5.7 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

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

The joint venture is accounted for under the equity method of accounting. Under the equity method, the Company’s share of profits and losses are included in Income from equity method investments, net in the Non-operating income (expense), net section of the Condensed Consolidated Statements of Income. The carrying amount of the investment in Nikon-Trimble was $17.1 million at September 30, 2011 and $15.5 million at December 31, 2010, and is included in Other non-current assets on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2011, the Company recorded a profit of $0.6 million and $1.6 million, respectively, and during the three and nine months ended October 1, 2010, the Company recorded profit of $1.4 million and $2.7 million, respectively, as its proportionate share of Nikon-Trimble net income. During the three and nine months ended September 30, 2011 and October 1, 2010, there were no dividends received from Nikon-Trimble.

Nikon-Trimble is the distributor in Japan for Nikon and the Company’s products. The Company is the exclusive distributor outside of Japan for Nikon branded survey products. For products sold by the Company to Nikon-Trimble, revenue is recognized by the Company on a sell-through basis from Nikon-Trimble to the end customer.

The terms and conditions of the sales of products from the Company to Nikon-Trimble are comparable with those of the standard distribution agreements which the Company maintains with its dealer channel and margins earned are similar to those from third party dealers. Similarly, the purchases of product by the Company from Nikon-Trimble are made on terms comparable with the arrangements which Nikon maintained with its international distribution channel prior to the formation of the joint venture with the Company. During the three and nine months ended September 30, 2011, the Company recorded $4.2 million and $12.5 million, respectively, of revenue and $2.3 million and $7.0 million, respectively, of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. During the three and nine months ended October 1, 2010, the Company recorded $4.7 million and $13.2 million, respectively, of revenue and $2.8 million and $8.2 million, respectively, of cost of sales for the manufacturing of products sold by the Company to Nikon-Trimble. The Company also purchases product from Nikon-Trimble for future sales to third party customers. Purchases of inventory from Nikon-Trimble were $5.2 million and $17.1 million during the three and nine months ended September 30, 2011, respectively, and $7.7 million and $16.0 million during the three and nine months ended October 1, 2010, respectively.

At September 30, 2011 and December 31, 2010, the Company had amounts due to and from Nikon-Trimble. Receivables and payables to Nikon-Trimble are settled individually with terms comparable to other non-related parties. The amounts due to and from Nikon-Trimble are presented on a gross basis in the Condensed Consolidated Balance Sheets. At September 30, 2011 and December 31, 2010, the amounts due from Nikon-Trimble were $3.7 million and $3.5 million, respectively, and are included within Accounts receivable, net on the Condensed Consolidated Balance Sheets. As of the same dates, the amounts due to Nikon-Trimble were $5.5 million and $7.0 million, respectively, and are included within Accounts payable on the Condensed Consolidated Balance Sheets.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Other purchased intangible assets, net consisted of the following:

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Developed product technology	$443,339	$(178,892)	$264,447
Trade names and trademarks	34,917	(18,066)	16,851
Customer relationships	286,475	(85,765)	200,710
Distribution rights and other intellectual properties	63,932	(29,764)	34,168

	$828,663	$(312,487)	$516,176

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Dollars in thousands)
Developed product technology	$247,575	$(148,171)	$99,404
Trade names and trademarks	22,136	(16,449)	5,687
Customer relationships	143,125	(68,104)	75,021
Distribution rights and other intellectual properties	50,207	(25,371)	24,836

	$463,043	$(258,095)	$204,948

The Company recognized $24.1 million and $56.7 million of amortization expense for the three and nine month periods end September 30, 2011, respectively. The Company recognized $14.4 million and $42.2 million of amortization expense for the three and nine month periods end October 1, 2010, respectively.

The estimated future amortization expense of intangible assets as of September 30, 2011, is as follows:

(Dollars in thousands)
2011 (Remaining)	$29,162
2012	108,794
2013	101,944
2014	79,841
2015	68,056
Thereafter	128,379

Total	$516,176

Goodwill

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2011, were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of December 31, 2010	$432,364	$26,211	$348,166	$21,996	$828,737
Additions due to Tekla acquisition	246,640	45,061	—	—	291,701
Additions due to other acquisitions	37,977	—	162,307	2,163	202,447
Purchase price adjustments	242	—	395	—	637
Foreign currency translation adjustments	(8,584)	(1,649)	(486)	(323)	(11,042)

Balance as of September 30, 2011	$708,639	$69,623	$510,382	$23,836	$1,312,480

The purchase price adjustments relate primarily to previous business acquisitions which closed prior to fiscal 2011. Of the total purchase price adjustments of $0.6 million recorded during the nine months ended September 30, 2011, earn-out payments of $0.3 million and other adjustments of $0.3 million were recorded.

NOTE 7. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

As of	September 30, 2011	December 31, 2010
(Dollars in thousands)
Raw materials	$83,910	$79,057
Work-in-process	8,026	5,672
Finished goods	123,745	108,123

Total inventories, net	$215,681	$192,852

Deferred costs of revenue are included within finished goods and were $19.7 million at September 30, 2011 and $14.0 million at December 31, 2010.

Other non-current liabilities consisted of the following:

As of	September 30, 2011	December 31, 2010
(Dollars in thousands)
Deferred compensation	$9,620	$9,736
Unrecognized tax benefits	16,935	17,830
Other non-current liabilities	20,662	15,277

Total other non-current liabilities	$47,217	$42,843

As of September 30, 2011 and December 31, 2010, the Company has $16.9 million and $17.8 million, respectively, of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably affect the effective income tax rate and interest and/or penalties related to income tax matters in future periods.

NOTE 8. SEGMENT INFORMATION

The Company is a designer and distributor of positioning solutions enabled by GPS, optical, laser, and wireless communications technology. The Company provides products for diverse applications in its targeted markets.

To achieve distribution, marketing, production, and technology advantages, the Company manages its operations in the following four segments:

•	Engineering and Construction — Consists of products that provide solutions in a variety of survey, construction, infrastructure, and geospatial applications.

•	Field Solutions — Consists of products that provide solutions in a variety of agriculture, geographic information systems (GIS), utilities, and energy distribution applications.

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

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Three Months Ended September 30, 2011
Segment revenue	$241,106	$91,106	$58,101	$27,120	$417,433
Operating income	42,634	31,030	2,503	3,970	80,137
Three Months Ended October 1, 2010
Segment revenue	$189,598	$67,240	$37,692	$23,680	$318,210
Operating income (loss)	36,589	21,027	(83)	4,073	61,606
Nine Months Ended September 30, 2011
Segment revenue	$667,808	$318,188	$142,747	$80,152	$1,208,895
Operating income (loss)	112,400	126,078	(1,515)	10,441	247,404
Nine Months Ended October 1, 2010
Segment revenue	$535,657	$243,299	$113,839	$77,793	$970,588
Operating income	89,317	89,320	2,140	14,879	195,656
As of September 30, 2011
Accounts receivable	$175,273	$60,248	$34,608	$17,541	$287,670
Inventories	126,552	39,822	31,207	18,100	215,681
Goodwill	708,639	69,623	510,382	23,836	1,312,480
As of December 31, 2010
Accounts receivable	$131,808	$52,065	$24,806	$14,141	$222,820
Inventories	123,780	33,964	16,721	18,387	192,852
Goodwill	432,364	26,211	348,166	21,996	828,737

A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
(Dollars in thousands)
Consolidated segment operating income	$80,137	$61,606	$247,404	$195,656
Unallocated corporate expense	(16,302)	(14,935)	(50,192)	(42,074)
Amortization of purchased intangible assets	(24,106)	(14,432)	(56,747)	(42,165)
Acquisition cost	(7,281)	(569)	(12,775)	(3,071)

Consolidated operating income	32,448	31,670	127,690	108,346
Non-operating income (expense), net	(2,563)	6,659	8,674	10,480

Consolidated income before taxes	$29,885	$38,329	$136,364	$118,826

Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and restructuring costs.

NOTE 9. DEBT, COMMITMENTS AND CONTINGENCIES

Debt consisted of the following:

As of	September 30, 2011	December 31, 2010
(Dollars in thousands)
Credit Facilities:
Term loan	$390,000	$—
Revolving credit facility	245,000	151,000
Promissory notes and other	2,253	2,153

Total debt	637,253	153,153
Less current portion of long-term debt	66,873	1,993

Non-current portion	$570,380	$151,160

Credit Facilities

On May 6, 2011, the Company entered into a new credit agreement, (the 2011 Credit Facility), with a group of lenders. This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the 2011 Credit Facility, the revolving loan facility and the term loan facility may be increased by up to $300.0 million in the aggregate. The term loan facility may be drawn on or before the 180th day following the date of the 2011 Credit Facility. Additionally, on July 14, 2011, the Company entered into a $50 million uncommitted revolving loan facility (2011 Uncommitted Facility), which is callable by the bank at any time and has no covenants. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company.

As of September 30, 2011, total debt was comprised primarily of a term loan of $390.0 million and a revolving credit line of $200.0 million under the 2011 Credit Facility and a revolving credit line of $45.0 million under the 2011 Uncommitted Facility. Of the total outstanding balance, $370.0 million of the term loan and the $200.0 million revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet. On May 6, 2011, the Company made an initial borrowing of $151.0 million under the revolving credit line of the 2011 Credit Facility to repay all of the amounts outstanding under the Company’s previous credit agreement.

The funds available under the 2011 Credit Facility may be used for general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2011 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on May 6, 2016, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made at April 1, 2016. On an annualized basis, the amortization of the term loan is as follows: 5%, 5%, 10%, 10%, and 70% for years one through five respectively. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.

The Company may borrow funds under the 2011 Credit Facility in U.S. Dollars, Euros or in certain other agreed currencies, and borrowings will bear interest, at the Company’s option, at either: (i) a floating per annum base rate based on the administrative agent’s prime rate or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.25% and 1.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter, or (ii) a reserve-adjusted fixed per annum rate based on LIBOR, EURIBOR, STIBOR or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 1.25% and 2.25%, depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. Interest will be paid on the last day of each fiscal quarter with respect to borrowings bearing interest based on a floating rate, or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at a fixed rate. The Company’s obligations under the 2011 Credit Facility are guaranteed by several of the Company’s domestic subsidiaries.

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

The Company was in compliance with these restrictive covenants as of September 30, 2011.

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

Promissory Notes and Other

As of September 30, 2011 and December 31, 2010, the Company had promissory notes and other totaling approximately $2.3 million and $2.2 million. Of these amounts, the Company had outstanding notes payable of $1.8 million which consisted primarily of notes payable to noncontrolling interest holders. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification.

Leases and Other Commitments

The estimated future minimum operating lease commitments as of September 30, 2011, are as follows (dollars in thousands):

2011 (Remaining)	$6,412
2012	22,140
2013	13,727
2014	10,287
2015	7,391
Thereafter	8,011

Total	$67,968

Additionally, the Company has potential obligations related to previous acquisitions. As of September 30, 2011, the Company had $5.9 million of holdbacks, which are included in Other current liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheets. Further, certain acquisition include additional earn-out cash payments based on future revenue or gross margin derived from existing products and other product milestones. As of September 30, 2011, the Company had $5.1 million included in Other current liabilities and Other non-current liabilities related to these earn-outs, representing the fair value of the contingent consideration. Additional potential earn-out cash payments in excess of that recorded on the Company’s Condensed Consolidated Balance Sheet was $11.2 million as of September 30, 2011. The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments. The remaining earn-outs and holdbacks are payable through 2016.

At September 30, 2011, the Company had unconditional purchase obligations of approximately $68.2 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

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

	Fair Values as of September 30, 2011
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$13	$—	—	$13
Deferred compensation plan assets (2)	9,620	—	—	9,620
Derivative assets (3)	—	1,051	—	1,051

Total	$9,633	$1,051	$—	$10,684

Liabilities
Deferred compensation plan liabilities (2)	$9,620	$—	$—	$9,620
Derivative liabilities (3)	—	1,445	—	1,445
Contingent consideration liabilities (4)	—	—	5,110	5,110

Total	$9,620	$1,445	$5,110	$16,175

(1)	These investments are highly liquid investments such as money market funds. The fair values are determined using observable quoted prices in active markets. Money market funds are included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.
(2)	The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. As of September 30, 2011 the plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.
(3)	Derivative assets and liabilities included in Level II represent forward currency exchange contracts. The Company enters into these contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables. The derivatives are not designated as hedging instruments. The fair values are determined using inputs based on observable quoted prices. Derivative assets and liabilities are included in Other current assets and Other current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

(4)	The Company has seven contingent consideration arrangements that require it to pay the former owners of certain companies it acquired during fiscal 2009 through fiscal 2011. The undiscounted maximum payment under all seven arrangements is $12.9 million, based on future revenues or gross margins over a 3 year period. The Company estimated the fair value of these liabilities using the expected cash flow approach with inputs being probability-weighted revenue or gross margin projections, as the case may be, and discount rates ranging from 0.02% to 3.50%. Of the total contingent consideration liability, $3.0 million and $2.1 million was included in Other current liabilities and Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The table below sets forth a summary of changes in the fair value of the Level III contingent consideration liabilities for the nine month ended September 30, 2011.

As of	Level III liabilities September 30, 2011
(Dollars in thousands)
Balance as of December 31, 2010	$3,719
Acquisitions	2,344
Contingent consideration fair value changes included in earnings	(123)
Payments	(877)
Losses recognized in other comprehensive income	47

Balance as of September 30, 2011	$5,110

The gains included in earnings represent the changes in fair value of the contingent consideration arrangements which are recognized in Other income (expense), net in the Condensed Consolidated Statements of Income. The losses recognized in other comprehensive income are a result of foreign currency translation adjustments.

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	September 30, 2011		December 31, 2010
(Dollars in thousands)
Assets:
Cash and cash equivalents	$138,255	$138,255	$220,788	$220,788
Forward foreign currency exchange contracts	1,051	1,051	407	407
Liabilities:
Credit facility	$635,000	$635,000	$151,000	$148,367
Forward foreign currency exchange contracts	1,445	1,445	140	140
Promissory note and other	2,253	2,253	2,153	2,133

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

Changes in the Company’s product warranty liability during the nine months ended September 30, 2011 are as follows:

(Dollars in thousands)
Balance as of December 31, 2010	$12,868
Acquired warranties	4,233
Accruals for warranties issued	13,848
Changes in estimates	(671)
Warranty settlements (in cash or in kind)	(12,775)

Balance as of September 30, 2011	$17,503

NOTE 12. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$27,971	$32,845	$121,352	$67,096

Denominator:
Weighted average number of common shares used in basic	122,969	119,474	122,485	120,296
earnings per share
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	2,925	3,395	3,495	3,303

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per	125,894	122,869	125,980	123,599

Basic earnings per share	$0.23	$0.27	$0.99	$0.56

Diluted earnings per share	$0.22	$0.27	$0.96	$0.54

For the three months ended September 30, 2011 and October 1, 2010, the Company excluded 2.9 million shares and 2.3 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. For the nine months ended September 30, 2011 and October 1, 2010, the Company excluded 1.6 million and 2.2 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. These shares were excluded from the three and nine month periods because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

NOTE 13. INCOME TAXES

In the three months ended September 30, 2011, the Company’s effective income tax rate was 9% as compared to 14% in the corresponding period in 2010, primarily due to geographic mix of pretax income. In the nine months ended September 30, 2011, the Company’s effective income tax rate was 12% as compared to 43% in the corresponding period in 2010, primarily due to geographic mix of pretax income, the closure of the 2008 and 2009 U.S. Internal Revenue Service (IRS) examination which resulted in a net tax benefit of $2.3 million in the second quarter of 2011, as compared to $27.5 million net charge in the second quarter of 2010 resulting from the IRS audit settlement of the Company’s 2005 through 2007 tax years.

The 2011 and 2010 third quarter effective tax rates are lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of pre-tax income.

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

The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future period was $28.1 million as of September 30, 2011 flat with the balance as of December 31, 2010. The year over year change is flat as the realization was wholly offset by other reserves. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s unrecognized tax benefit liabilities include interest and penalties at September 30, 2011 and December 31, 2010, of $2.9 million and $2.6 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 14. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
(Dollars in thousands)
Net income	$27,196	$32,842	$120,246	$67,765
Foreign currency translation adjustments	(45,640)	30,091	(21,525)	2,438
Net unrealized actuarial gain (loss)	(613)	(72)	(698)	(46)

Comprehensive income (loss)	(19,057)	62,861	98,023	70,157
Less: Comprehensive income (loss) attributable to the noncontrolling	(775)	(3)	(1,106)	669

Comprehensive income (loss) attributable to Trimble Navigation Ltd.	$(18,282)	$62,864	$99,129	$69,488

NOTE 15. SUBSEQUENT EVENTS

As described under Note 3, “Shareholders’ Equity”, in October 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Stock Repurchase Program”), authorizing the Company to repurchase up to $100.0 million of Trimble’s common stock. This authorization superseded the 2008 Stock Repurchase Program, thus there were no remaining authorized funds under the 2008 Stock Repurchase Program. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U. S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring costs, contingencies, litigation, and other. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expense and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our significant accounting polices during the nine months ended September 30, 2011 from those disclosed in our 2010 Form 10-K.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are as follows:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning on or after December 15, 2011, and will be applied prospectively. We are in the process of evaluating the financial and disclosure impact of this guidance. We do not anticipate a material impact on our consolidated financial statements as a result of the adoption of this amended guidance.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates the option provided by current U.S. GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning on or after December 15, 2011 and will be applied retrospectively. We will apply the guidance when it becomes effective.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for us at the beginning of fiscal 2012 and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

Reinforcing our position in existing markets

* We believe these markets provide us with additional, substantial potential for substituting our technology for traditional methods. In the third quarter of fiscal 2011, we are continuing to develop new products and to strengthen our distribution channels in order to expand our market.

In our Engineering and Construction segment, we introduced the Trimble BD910 and BD920 modules to our GNSS OEM portfolio. These small modules feature the latest GNSS technology in an easy-to-integrate form factor for demanding conditions and applications such as field computing, lightweight unmanned vehicles and port automation. We also announced the availability of our next generation AP Series of embedded GNSS-Inertial OEM modules plus Inertial Measurement Units, which feature a high-performance 220 channel multi-frequency GNSS receiver with dual-antenna heading support. Furthermore, we introduced the Trimble CCSFlex Compaction Control System for soil and asphalt compactors which allows contractors to record and display pass count information more efficiently, thereby increasing production while maintaining the quality of each layer. As part of Trimble’s aerial mapping portfolio, we released the 80 megapixel Trimble Aerial Camera, which allows aerial service providers to fly faster or increase ground sampling distance. This enables fixed wing aircraft to deliver results previously only achievable with helicopter campaigns, and is an ideal camera for a variety of unmanned aerial vehicles, further extending its application range.

In our Field solutions segment, we introduced yield monitoring and row guidance capabilities that help farmers record and analyze crop yield and moisture performance in the field, as well as accurately steer combines along rows. Trimble Yield Monitoring allows growers to accurately view and map yield and moisture data as they harvest, providing instant information about the performance of their crop. We also provided new drainage solutions for agricultural water management. The Trimble WM-Drain solution is designed to assist farmers or contractors throughout the entire drainage workflow, including the survey, analysis, design, installation and mapping steps.

In our Mobile Solutions segment, our acquisition of PeopleNet strengthens Trimble’s strategy for addressing the complex regulatory and operational demands of enterprise companies in the transportation and logistics market. PeopleNet is a leading provider of integrated onboard computing and mobile communications systems for effective fleet management that help manage regulatory compliance, fuel costs, driver safety and customer visibility.

All of these products and initiatives strengthened our competitive position and created new value for the user.

Extending our position in new and existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to new and existing users. In our Advanced Devices segment, our partnership with XECAN, a leading provider of radio frequency identification patient safety solutions, paved the way for the integration of the ThingMagic Astra UHF Reader into the XECAN RFID Oncology Solution. This solution enhances the patient experience and significantly assists in the goal of eliminating treatment errors, allowing healthcare organizations to offer a better and safer medical experience. In addition, our partnership with TagMaster, a leading producer of advanced long-range, RFID systems for automatic identification allows for the integration of ThingMagic Mercury5e (M5e) embedded UHF RFID reader module into TagMaster’s new stationary readers. These solutions are designed for asset tracking applications in the railway industry as well as hands-free solutions for personnel and vehicle access control.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. New initiatives are focused in emerging markets in Africa, China, India, the Middle-East and Russia. We further expanded our network of SITECH Technology Dealers during the quarter by adding new dealerships to serve geographic markets such as Norway, South America, Tanzania, Nigeria and Central East Russia. These dealers represent the Trimble and Caterpillar machine control systems for the contractor’s entire fleet of heavy equipment regardless of machine brand. We also introduced the availability of our high-accuracy CenterPoint RTX correction service for farmers in Australia. Trimble CenterPoint RTX can deliver better than 4 centimeter accuracies in real time without the use of traditional reference station RTK infrastructure.

In addition, our acquisition of Tekla Corporation, headquartered in Espoo, Finland with offices and operations in 15 countries worldwide, will also enhance Trimble’s current construction software portfolio by expanding our Building Information Modeling (BIM) capabilities and enable a compelling set of productivity solutions for contractors around the world.

RECENT BUSINESS DEVELOPMENTS

The following companies were acquired since October 1, 2010 and are combined in our results of operations since the date of acquisition:

PeopleNet

On August 5, 2011, we acquired privately-held PeopleNet, headquartered in Minnetonka, Minnesota, and its affiliates. PeopleNet is a leading provider of integrated onboard computing and mobile communications systems for effective fleet management. PeopleNet provides fleets with software and hardware solutions that help manage regulatory compliance, fuel costs, driver safety and customer visibility. PeopleNet’s performance is reported under our Mobile Solutions business segment.

Tekla Corporation

On July 8, 2011, we acquired Tekla Corporation, headquartered in Espoo, Finland, and its subsidiaries. Tekla is a leading provider of Building Information Modeling (“BIM”) software and offers model driven solutions for customers in the infrastructure and energy industries (in particular energy distribution, public administration and civil engineering and utilities). Tekla’s building and construction performance is reported under our Engineering and Construction business segment and Tekla’s infrastructure and energy performance is reported under our Field Solutions business segment.

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

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
(Dollars in thousands)
Total consolidated revenue	$417,433	$318,210	$1,208,895	$970,588
Gross margin	$211,559	$159,748	$611,823	$482,171
Gross margin %	50.7%	50.2%	50.6%	49.7%
Total consolidated operating income	$32,448	$31,670	$127,690	$108,346
Operating income %	7.8%	10.0%	10.6%	11.2%

Revenue

In the three months ended September 30, 2011, total revenue increased by $99.2 million or 31%, as compared to the same corresponding period in fiscal 2010. Of the increase, Engineering and Construction revenue increased $51.5 million, Field Solutions increased $23.9 million, Mobile Solutions increased $20.4 million, and Advanced Devices increased $3.4 million. Revenue growth within Engineering and Construction was driven by acquisitions, including Tekla, and strong organic growth due to expanded distribution. Sales were strong in the U.S. and Europe for heavy and highway and survey products. Additionally, Field Solutions revenue increased primarily due to the increase in demand for agricultural products as relatively high commodity prices led to good farmer income and spending. Mobile Solutions revenue for the three month period increased primarily due to the PeopleNet acquisition and to a lesser extent, growth within the existing business.

In the nine months ended September 30, 2011, total revenue increased by $238.3 million or 25%, as compared to the same corresponding period in fiscal 2010. Of the increase, Engineering and Construction revenue increased $132.1 million, Field Solutions increased $74.9 million, Mobile Solutions increased $28.9 million, and Advanced Devices increase $2.4 million. Revenue growth within Engineering and Construction was driven by acquisitions, including Tekla, and strong organic growth due to expanded distribution. Additionally, Field Solutions revenue increased primarily due to the increase in demand for agricultural products as relatively high commodity prices led to good farmer income and spending. Mobile Solutions revenue for the nine month period increased primarily due to acquisitions, including PeopleNet, and to a lesser extent, growth within the existing business, partially offset by a loss of a large customer in the second quarter of fiscal 2010. Advanced Devices remained relatively flat.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, and foreign currency translations.

Gross margin increased by $51.8 million and $129.7 million for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding periods in the prior year, primarily due to increased sales in Engineering and Construction and Field Solutions. Gross margin as a percentage of total revenue for the three months ended September 30, 2011 was 50.7%, as compared to 50.2% for the three months ended October 1, 2010. Gross margin as a percentage of total revenue for the nine months ended September 30, 2011 was 50.6%, as compared to 49.7% for the nine months ended October 1, 2010. The increase in gross margin percentage for the three and nine month periods ended September 30, 2011 was primarily due to an increase in sales of higher margin products, primarily software and subscription revenue, which were partially offset by higher amortization of purchased intangibles.

Operating Income

Operating income increased by $0.8 million and $19.3 million for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding periods in the prior year, primarily due to higher revenue, partially offset by increased operating expenses resulting from acquisitions and higher amortization of purchased intangibles. Intangibles were particularly high in the three month period due to Tekla and other acquisitions. Operating income as a percentage of total revenue was 7.8% for the three months ended September 30, 2011, as compared to 10.0% for the three months ended October 1, 2010. Operating income as a percentage of total revenue was 10.6% for the nine months ended September 30, 2011, as compared to 11.2% for the nine months ended October 1, 2010. The decrease in operating income percentage for both the three and nine month periods was primarily due to increased operating expenses resulting from acquisitions and higher amortization of purchased intangibles, partially offset by an increase in revenue and associated gross margin.

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

The following table is a summary of revenue and operating income (loss) by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
(Dollars in thousands)
Engineering and Construction
Revenue	$241,106	$189,598	$667,808	$535,657
Segment revenue as a percent of total revenue	58%	60%	55%	55%
Operating income	$42,634	$36,589	$112,400	$89,317
Operating income as a percent of segment revenue	18%	19%	17%	17%
Field Solutions
Revenue	$91,106	$67,240	$318,188	$243,299
Segment revenue as a percent of total revenue	22%	21%	26%	25%
Operating income	$31,030	$21,027	$126,078	$89,320
Operating income as a percent of segment revenue	34%	31%	40%	37%
Mobile Solutions
Revenue	$58,101	$37,692	$142,747	$113,839
Segment revenue as a percent of total revenue	14%	12%	12%	12%
Operating income (loss)	$2,503	($83)	($1,515)	$2,140
Operating income (loss) as a percent of segment revenue	4%	(0.2%)	(1%)	2%
Advanced Devices
Revenue	$27,120	$23,680	$80,152	$77,793
Segment revenue as a percent of total revenue	6%	7%	7%	8%
Operating income	$3,970	$4,073	$10,441	$14,879
Operating income as a percent of segment revenue	15%	17%	13%	19%

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up, and restructuring costs. A reconciliation of our consolidated segment operating income to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
(Dollars in thousands)
Consolidated segment operating income	$80,137	$61,606	$247,404	$195,656
Unallocated corporate expense	(16,302)	(14,935)	(50,192)	(42,074)
Amortization of purchased intangible assets	(24,106)	(14,432)	(56,747)	(42,165)
Acquisition cost	(7,281)	(569)	(12,775)	(3,071)

Consolidated operating income	32,448	31,670	127,690	108,346
Non-operating income (expense), net	(2,563)	6,659	8,674	10,480

Consolidated income before taxes	$29,885	$38,329	$136,364	$118,826

Engineering and Construction

Engineering and Construction revenue increased by $51.5 million or 27% and $132.1 million or 25% for the three and nine months ended September 30, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. Segment operating income increased $6.0 million or 17% and $23.1 million or 26% for the three and nine months ended September 30, 2011, respectively, as compared to the same corresponding periods in fiscal 2010.

The revenue growth for both the three month and nine month periods was primarily driven by strong organic growth and acquisitions. Revenue growth within Engineering and Construction was driven by acquisitions, including Tekla of Tekla and strong organic growth due to expanded distribution. Sales were strong in the U.S. and Europe for heavy and highway and survey products. Although residential and commercial construction was flat in the U.S. and most parts of Europe, and China sales slowed, products sales associated with infrastructure build out were strong. Segment operating income for both the three and nine month periods increased primarily due to higher revenue, higher gross margin, and increased operating leverage.

Field Solutions

Field Solutions revenue increased by $23.9 million or 35% and $74.9 million or 31% for the three and nine months ended September 30, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. Segment operating income increased by $10.0 million or 48% and $36.8 million or 41% for the three and nine months ended September 30, 2011, respectively, as compared to the same corresponding periods in fiscal 2010.

The revenue growth for the three month and nine month periods was primarily due to higher sales across the world for our agricultural products due to expanded product offerings and increased farmer demand for agricultural products as relatively high commodity prices increased farmer income and spending. Sales for agricultural products were robust across the Americas, Europe, and Asia Pacific regions. Additionally, to a lesser extent, GIS contributed to strong Field Solutions revenue due to the new product introductions. Segment operating income for both the three and nine month periods increased primarily due to higher revenue, higher gross margin, and increased operating leverage.

Mobile Solutions

Mobile Solutions revenue increased by $20.4 million or 54% and $28.9 million or 25% for the three and nine months ended September 30, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. Segment operating income increased by $2.6 million for the three months ended September 30, 2011 and decreased by $3.7 million or 171% for the nine months ended September 30, 2011, respectively, as compared to the same corresponding periods in fiscal 2010.

Mobile Solutions revenue for the three month period increased primarily due to the PeopleNet acquisition and to a lesser extent, growth within the existing business. The revenue increase for the nine month period was primarily due to acquisitions including PeopleNet and to a lesser extent, growth within the existing business, partially offset by a loss of a large customer in the second quarter of fiscal 2010. The increase in operating income for the three month period was primarily due to the PeopleNet acquisition and to a lesser extent, organic growth. The decrease in operating income for the nine month period was primarily due to the loss of a large customer in the second quarter of fiscal 2010, partially offset by PeopleNet’s contribution to operating income and to a lesser extent, growth within the existing business.

Advanced Devices

Advanced Devices revenue increased by $3.4 million or 15% and $2.4 million or 3% for the three and nine months ended September 30, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. Segment operating income decreased by $0.1 million or 3% and $4.4 million or 30% for the three and nine months ended September 30, 2011, respectively, as compared to the same corresponding periods in fiscal 2010.

The increase in revenue for both the three month and nine month periods was driven by new product introductions within Applanix and acquisition revenue, partially offset by a reduction in demand for GPS-based timing and synchronization devices. The decrease in operating income for both the three month and nine month periods was primarily driven by product mix and acquisitions.

Research and Development, Sales and Marketing, and General and Administrative Expense

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
(Dollars in thousands)
Research and development	49,928	36,897	139,452	109,339
Percentage of revenue	12%	12%	12%	11%
Sales and marketing	70,662	53,228	195,359	153,518
Percentage of revenue	17%	17%	16%	16%
General and administrative	44,088	29,637	114,717	85,474
Percentage of revenue	10%	9%	9%	9%

Total	164,678	119,762	449,528	348,331

Percentage of revenue	39%	38%	37%	36%

Overall, R&D, S&M, and G&A expense increased by approximately $44.9 million and $101.2 million for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding periods in fiscal 2010.

Research and development expense increased by $13.0 million and $30.1 million for the three and nine month periods ended September 30, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. All of our R&D costs have been expensed as incurred. Costs of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. Spending overall was at approximately 12% of revenue in both the three and nine months ended September 30, 2011, as compared to 12% and 11% in the same corresponding periods in fiscal 2010

The increase in R&D expense in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010 was primarily due to the inclusion of expense of $9.5 million from acquisitions not applicable in the prior corresponding period, a $0.8 million increase in engineering costs associated with new product roll-outs, a $1.5 million increase due to unfavorable foreign currency exchange rates, and a $0.6 million increase in compensation related expense.

The increase in R&D expense in the first nine months of fiscal 2011, as compared to the corresponding period in fiscal 2010 was primarily due to the inclusion of expense of $15.4 million from acquisitions not applicable in the prior corresponding period, a $5.8 million increase in engineering costs associated with new product roll-outs, a $3.2 million increase in compensation related expense, a $0.6 million increase in travel expense and a $3.8 million increase due to unfavorable foreign currency exchange rates.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $17.4 million and $41.8 million for the three and nine months ended September 30, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. Spending overall was approximately 17% of revenue in the three months ended September 30, 2011 and 16% of revenue in the nine months ended September 30, 2011, as compared to 17% and 16% in the same corresponding periods in fiscal 2010.

The increase in S&M expense in the third quarter of fiscal 2011, as compared to the corresponding period of fiscal 2010 was primarily due to the inclusion of a $11.6 million expense from acquisitions not applicable in the prior period, a $2.8 million increase in compensation related expense, a $1.6 million increase in tradeshow related expenses, and a $1.8 million increase due to unfavorable foreign currency exchange rates.

The increase in S&M expense in the first nine months of fiscal 2011, as compared to the corresponding period of fiscal 2010 was primarily due to the inclusion of a $23.8 million expense from acquisitions not applicable in the prior period, a $8.7 million increase in compensation related expense, a $2.3 million increase in tradeshow related expenses, a $2.0 million increase in travel expense, and a $4.7 million increase due to unfavorable foreign currency exchange rates.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $14.5 million and $29.2 million for the three and nine months ended September 30, 2011, respectively, as compared to the same corresponding periods in fiscal 2010. Spending overall was at approximately 10% of revenue in the three nine months ended September 30, 2011 and 9% of revenue in the nine months ended September 30, 2011, as compared to 9% in the same corresponding periods in fiscal 2010.

The increase in G&A expenses in the third quarter of fiscal 2011, as compared to the corresponding period in fiscal 2010 was primarily due the inclusion of expense of $11.8 million from acquisitions not applicable in the prior year, a $1.5 million increase in tax, legal and consulting expense, a $0.9 million increase in stock-based compensation expense, a $0.7 increase due to unfavorable foreign currency exchange rates, and a $2.9 million increase in other expenses, which was partially offset by a $0.7 million decrease in bad debt expense and a $2.6 million decrease in compensation related expense.

The increase in G&A expense in the first nine months of fiscal 2011, as compared to the corresponding period in fiscal 2010 was primarily due the inclusion of expense of $22.7 million from acquisitions not applicable in the prior year, a $2.9 million increase in tax, legal and consulting expense, a $2.8 million increase in stock-based compensation expense. A $1.6 million increase due to unfavorable foreign currency exchange rates, and a $3.9 million increase in other expenses, which was partially offset by a $3.4 million decrease in bad debt expense and a $1.3 million decrease in compensation related expense.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $24.1 million in the third quarter of fiscal 2011, as compared to $14.4 million in the third quarter of fiscal 2010. Of the total $24.1 million in the third quarter of fiscal 2011, $13.8 million is presented as a separate line within Operating expense and $10.3 million is included within Cost of sales on our Condensed Consolidated Statements of Income. The increase was due primarily to Tekla and PeopleNet and to a lesser extent, other acquisitions and asset purchases not included in the corresponding period of fiscal 2010. As of September 30, 2011, future amortization of intangible assets is expected to be $29.2 million during the remaining one quarter of fiscal 2011, $108.8 million during 2012, $101.9 million during 2013, $79.8 million during 2014, $68.1 million during 2015, and $128.4 million thereafter.

Non-operating Income (Expense), Net

The components of non-operating income (expense), net, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
(Dollars in thousands)
Interest income	$422	$221	$1,026	$864
Interest expense	(3,364)	(576)	(5,210)	(1,385)
Foreign currency transaction gain (loss), net	(4,022)	77	2,780	(1,046)
Income from equity method investments, net	4,789	3,404	10,970	9,025
Other income (expense), net	(388)	3,533	(892)	3,022

Total non-operating income (expense), net	$(2,563)	$6,659	$8,674	$10,480

Non-operating income (expense), net decreased $9.2 million and $1.8 million for the three and nine months of fiscal 2011, respectively, as compared to the same corresponding periods in fiscal 2010. The decrease in the three month period was primarily due to the impact of foreign currency transaction gain (loss) of which $2.2 million was a loss on a hedge associated with the purchase of Tekla, an increase in interest expense due to an increase in debt associated with acquisitions, changes in deferred compensation plan asset gains and losses included in Other expense, net, partially offset by an increase in income from equity method investments. The decrease in the nine month period was primarily due to an increase in interest expense due to an increase in debt associated with acquisitions, changes in deferred compensation plan asset gains and losses included in Other expense, net, offset by the impact of foreign currency transaction gain (loss) of which $3.5 million was a gain on a hedge associated with the purchase of Tekla, and the impact of higher income from equity method investments.

Income Tax Provision

In the three months ended September 30, 2011, our effective income tax rate was 9% as compared to 14% in the corresponding period in 2010, primarily due to geographic mix of pretax income. In the nine months ended September 30, 2011, our effective income tax rate was 12% as compared to 43% in the corresponding period in 2010, primarily due to geographic mix of pretax income, the closure of the 2008 and 2009 U.S. Internal Revenue Service (IRS) examination which resulted in a net tax benefit of $2.3 million in the second quarter of 2011, as compared to $27.5 million net charge in the second quarter of 2010 resulting from the IRS audit settlement of the Company’s 2005 through 2007 tax years.

The 2011 and 2010 third quarter effective tax rates are lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of pre-tax income.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of	September 2011	December 31, 2010
(Dollars in thousands)
Cash and cash equivalents	$138,255	$220,788
Total debt	637,253	153,153

Nine Months Ended	September 2011	October 1, 2010
(Dollars in thousands)
Cash provided by operating activities	$161,821	$87,032
Cash used in investing activities	(771,846)	(109,137)
Cash provided by (used in) financing activities	528,163	(40,464)
Effect of exchange rate changes on cash and cash equivalents	(671)	(223)

Net decrease in cash and cash equivalents	$(82,533)	$(62,792)

Cash and Cash Equivalents

As of September 30, 2011, cash and cash equivalents totaled $138.3 million as compared to $220.8 million at December 31, 2010. Debt was $637.3 million as of September 30, 2011, as compared to $153.2 million at December 31, 2010.

* Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital.

* We believe that our cash and cash equivalents, together with our term loan and revolving credit facilities will be sufficient to meet our anticipated operating cash needs, acquisition purchases, and stock purchases under the stock repurchase program for at least the next twelve months.

* We anticipate that planned capital expenditures primarily for computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Operating Activities

Cash provided by operating activities was $161.8 million for the nine months ended September 30, 2011, as compared to $87.0 million for the nine months ended October 1, 2010. This increase of $74.8 million was primarily driven by an increase in net income before non-cash depreciation and amortization primarily attributable to Engineering and Construction and Field Solutions segments’ increased revenue and the payment of income taxes payable associated with the IRS tax settlement from last year, offset by an increase in accounts receivable due to higher revenue from Engineering and Construction and Field Solutions segments.

Investing Activities

Cash used in investing activities was $771.8 million for the nine months ended September 30, 2011, as compared to $109.1 million for the nine months ended October 1, 2010. The increase of $662.7 million was due to higher cash requirements for business and intangible asset acquisitions.

Financing Activities

Cash provided by financing activities was $528.2 million for the nine months ended September 30, 2011, as compared to cash used of $40.5 million for the nine months ended October 1, 2010. The increase of $568.6 million was primarily due to proceeds from long-term debt and revolving credit lines for business acquisitions, an increase in proceeds received from the issuance of common stock related to stock option exercises, offset by the repurchase of common stock during the first nine months of fiscal 2010, and by payments on long-term debt and debt issuance costs during the first nine months of fiscal 2011.

Accounts Receivable and Inventory Metrics

As of	September 30, 2011	December 31, 2010
Accounts receivable days sales outstanding	63	63
Inventory turns per year	3.6	3.8

Accounts receivable days sales outstanding were both 63 days as of September 30, 2011 and December 31, 2010. Our accounts receivable days sales outstanding is calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 3.6 as of September 30, 2011, as compared to 3.8 as of December 31, 2010. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.

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

Debt

On May 6, 2011, we entered into a new credit agreement, our 2011 Credit Facility, with a group of lenders. This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the 2011 Credit Facility, the revolving loan facility and the term loan facility may be increased by up to $300.0 million in the aggregate. The term loan facility may be drawn on or before the 180th day following the date of the 2011 Credit Facility. Additionally, on July 14, 2011, we entered into a $50 million uncommitted revolving loan facility, which we call 2011 Uncommitted Facility. This facility is callable by the bank at any time and has no covenants. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR, or the bank’s cost of funds or as otherwise agreed upon by the bank and us.

As of September 30, 2011, our total debt was comprised primarily of a term loan of $390.0 million and a revolving credit line of $200.0 million under the 2011 Credit Facility and a revolving credit line of $45.0 million under the 2011 Uncommitted Facility. Of the total outstanding balance, $370.0 million of the term loan and $200.0 million of the revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet. As of September 30, 2011 and December 31, 2010, we had promissory notes and other totaling approximately $2.3 million and $2.2 million. Of these amounts, we had outstanding notes payable of $1.8 million which consisted primarily of notes payable to noncontrolling interest holders. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification. On May 6, 2011, we made an initial borrowing of $151.0 million under the revolving credit line of the 2011 Credit Facility to repay all of the amounts outstanding under our previous credit agreement.

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

We were in compliance with these restrictive covenants as of September 30, 2011.

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

To help our investors understand our past financial performance and our future results, as well as our performance relative to competitors, we supplement the financial results that we provide in accordance with generally accepted accounting principles, or GAAP, with non-GAAP financial measures. These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business, and to make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business. Further, we believe some of our investors track our “core operating performance” as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons.

The specific non-GAAP measures which we use along with a reconciliation to the nearest comparable GAAP measures and the explanation for why these non-GAAP measures provide useful information to investors regarding our financial condition and results of operations and why management chose to exclude selected items can be found at the end of this release. The method we use to produce non-GAAP results is not computed according to GAAP and may differ from the methods used by other companies. Our non-GAAP results are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. The non-GAAP financial measures included in the following table are set forth below. Detailed explanations to the adjustment to comparable GAAP measures are provided as notes to the table.

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

Non-GAAP operating expenses

We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangibles, stock-based compensation and acquisition costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.

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

Non-GAAP non-operating income (expense), net

We believe this measure helps investors evaluate our non-operating income (expense) trends. Non-GAAP non-operating income (expense), net excludes acquisition costs associated with unusual acquisition related items such as a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), adjustments to the fair value of earn-out liabilities and payments made or received to settle earn-out and holdback disputes. These costs are specific to particular acquisitions and vary significantly in amount and timing. Non-GAAP non-operating income (expense), net also excludes the write-off of debt issuance costs associated with a terminated credit facility as well as a foreign exchange gain specifically associated with one of our acquisitions. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.

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

Non-GAAP net income

This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangibles, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs, the write-off of debt issuance costs, a foreign exchange gain associated with an acquisition, the IRS settlement, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.

Non-GAAP diluted net income per share

We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangibles, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs, the write-off of debt issuance costs, a foreign exchange gain associated with an acquisition, the IRS settlement, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.

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

			Three Months Ended				Nine Months Ended
(Dollars In thousands, except per share data)			Sep-30, 2011		Oct-1, 2010		Sep-30, 2011		Oct-1, 2010
			Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
GROSS MARGIN:
GAAP gross margin:			$211,559	50.7%	$159,748	50.2%	$611,823	50.6%	$482,171	49.7%
Restructuring	(A	)	47	0.0%	52	0.0%	335	0.0%	150	0.0%
Amortization of purchased intangibles	(B	)	10,321	2.5%	6,356	2.0%	23,918	2.0%	17,915	1.8%
Stock-based compensation	(C	)	491	0.1%	485	0.2%	1,461	0.1%	1,472	0.2%
Amortization of acquisition-related inventory step-up	(D	)	1,354	0.3%	69	0.0%	3,063	0.3%	140	0.0%

Non-GAAP gross margin:			$223,772	53.6%	$166,710	52.4%	$640,600	53.0%	$501,848	51.7%

OPERATING EXPENSES:
GAAP operating expenses:			$179,111	42.9%	$128,078	40.3%	$484,133	40.0%	$373,825	38.5%
Restructuring	(A	)	(647)	-0.2%	(238)	-0.1%	(1,775)	-0.1%	(1,244)	-0.1%
Amortization of purchased intangibles	(B	)	(13,786)	-3.3%	(8,078)	-2.5%	(32,829)	-2.7%	(24,250)	-2.5%
Stock-based compensation	(C	)	(6,614)	-1.6%	(5,055)	-1.6%	(19,572)	-1.6%	(14,693)	-1.5%
Acquisition costs	(E	)	(7,281)	-1.7%	(569)	-0.2%	(12,775)	-1.1%	(3,071)	-0.3%

Non-GAAP operating expenses:			$150,783	36.1%	$114,138	35.9%	$417,182	34.5%	$330,567	34.1%

OPERATING INCOME:
GAAP operating income:			$32,448	7.8%	$31,670	10.0%	$127,690	10.6%	$108,346	11.2%
Restructuring	(A	)	694	0.2%	290	0.1%	2,110	0.2%	1,394	0.1%
Amortization of purchased intangibles	(B	)	24,107	5.8%	14,434	4.5%	56,747	4.7%	42,165	4.3%
Stock-based compensation	(C	)	7,105	1.7%	5,540	1.7%	21,033	1.7%	16,165	1.7%
Amortization of acquisition-related inventory step-up	(D	)	1,354	0.3%	69	0.0%	3,063	0.2%	140	0.0%
Acquisition costs	(E	)	7,281	1.7%	569	0.2%	12,775	1.1%	3,071	0.3%

Non-GAAP operating income:			$72,989	17.5%	$52,572	16.5%	$223,418	18.5%	$171,281	17.6%

NON-OPERATING INCOME (EXPENSE), NET:
GAAP non-operating income (expense), net:			$(2,563)		$6,659		$8,674		$10,480
Acquisition gains	(E	)	(1,220)		(3,022)		(71)		(3,212)
Debt issuance cost write-off	(F	)	—		—		377		—
Foreign exchange loss (gain) associated with acquisition	(G	)	2,191		—		(3,456)		—

Non-GAAP non-operating income (expense), net:			$(1,592)		$3,637		$5,524		$7,268

				GAAP and Non-GAAP Tax Rate % ( J )		GAAP and Non-GAAP Tax Rate %( J )		GAAP and Non-GAAP Tax Rate %( J )		GAAP and Non-GAAP Tax Rate %( J )
INCOME TAX PROVISION:
GAAP income tax provision:			2,689	9%	$5,487	14%	16,118	12%	$51,061	43%
Non-GAAP items tax effected:	(H	)	3,738		2,560		10,478		11,949
IRS settlement	(I	)	—		—		—		(27,540)

Non-GAAP income tax provision:			6,427	9%	$8,047	14%	26,596	12%	$35,470	20%

NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.			$27,971		$32,845		121,352		$67,096
Restructuring	(A	)	694		290		2,110		1,394
Amortization of purchased intangibles	(B	)	24,107		14,434		56,747		42,165
Stock-based compensation	(C	)	7,105		5,540		21,033		16,165
Amortization of acquisition-related inventory step-up	(D	)	1,354		69		3,063		140
Acquisition gains	(E	)	6,061		(2,453)		12,705		(141)
Debt issuance cost write-off	(F	)	—		—		377		—
Foreign exchange loss (gain) associated with acquisition	(G	)	2,191		—		(3,456)		—
Non-GAAP tax adjustments	(H	),(I)	(3,738)		(2,560)		(10,478)		15,591

Non-GAAP net income attributable to Trimble Navigation Ltd.			$65,745		$48,165		$203,453		$142,410

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.			$0.22		$0.27		$0.96		$0.54
Restructuring	(A	)	0.01		—		0.02		0.01
Amortization of purchased intangibles	(B	)	0.19		0.12		0.45		0.34
Stock-based compensation	(C	)	0.06		0.04		0.17		0.13
Amortization of acquisition-related inventory step-up	(D	)	0.01		—		0.02		—
Acquisition gains	(E	)	0.05		(0.02)		0.10		—
Debt issuance cost write-off	(F	)	—		—		—		—
Foreign exchange loss (gain) associated with acquisition	(G	)	0.01		—		(0.03)		—
Non-GAAP tax adjustments	(H	),(I)	(0.03)		(0.02)		(0.08)		0.13

Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.			$0.52		$0.39		$1.61		$1.15

OPERATING LEVERAGE:
Increase in non-GAAP operating income			$20,417		$12,574		$52,137		$33,003
Increase in revenue			$99,223		$48,497		$238,307		$121,858
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)			20.6%		25.9%		21.9%		27.1%

			Three Months Ended				Nine Months Ended
(Dollars In thousands, except per share data)			Sep-30, 2011		Oct-1, 2010		Sep-30, 2011		Oct-1, 2010
				% of Segment Revenue		% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:			$42,634	17.7%	$36,589	19.3%	$112,400	16.8%	$89,317	16.7%
Stock-based compensation	(K	)	2,579	1.1%	1,891	1.0%	7,360	1.1%	5,494	1.0%

Non-GAAP operating income before corporate allocations:			$45,213	18.8%	$38,480	20.3%	$119,760	17.9%	$94,811	17.7%

Field Solutions
GAAP operating income before corporate allocations:			$31,030	34.1%	$21,027	31.3%	$126,078	39.6%	$89,320	36.7%
Stock-based compensation	(K	)	559	0.6%	464	0.7%	1,619	0.5%	1,397	0.6%

Non-GAAP operating income before corporate allocations:			$31,589	34.7%	$21,491	32.0%	$127,697	40.1%	$90,717	37.3%

Mobile Solutions
GAAP operating income (loss) before corporate allocations:			$2,503	4.3%	$(83)	(0.2%)	$(1,515)	(1.1%)	$2,140	1.9%
Stock-based compensation	(K	)	668	1.2%	827	2.2%	2,473	1.8%	2,246	2.0%

Non-GAAP operating income (loss) before corporate allocations:			$3,171	5.5%	$744	2.0%	$958	0.7%	$4,386	3.9%

Advanced Devices
GAAP operating income before corporate allocations:			$3,970	14.6%	$4,073	17.2%	$10,441	13.0%	$14,879	19.1%
Stock-based compensation	(K	)	636	2.4%	450	1.9%	1,955	2.5%	1,350	1.8%

Non-GAAP operating income before corporate allocations:			$4,606	17.0%	$4,523	19.1%	$12,396	15.5%	$16,229	20.9%

A.	Restructuring costs. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.
B.	Amortization of purchased intangibles. Included in our GAAP presentation of gross margin, operating expenses, operating income, and net income is amortization of purchased intangibles. US GAAP accounting requires that intangible assets are recorded at fair value and amortized over their useful lives. Consequently, the timing and size of our acquisitions will cause our operating results to vary from period to period making a comparison to past performance difficult for investors. This accounting treatment may cause differences when comparing our results to companies that grow internally because the fair value assigned to the intangible assets acquired through acquisition may significantly exceed the equivalent expenses that a company may incur for similar efforts when performed internally. Furthermore, the useful life that we expense our intangible assets over may be substantially different from the time period that an internal growth company incurs and recognizes such expenses. We believe that by excluding purchased intangibles which represents technology and/or customer relationships already developed, it enhances comparability by allowing investors to compare our operations pre-acquisition to those post-acquisitions and to those of our competitors that have pursued internal growth strategies.
C.	Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the three months and nine months ended September 30, 2011 and October 1, 2010, stock-based compensation was allocated as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands )	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Cost of sales	$491	$485	$1,461	$1,472
Research and development	1,151	968	3,373	2,899
Sales and Marketing	1,672	1,283	4,966	4,013
General and administrative	3,791	2,804	11,233	7,781

	$7,105	$5,540	$21,033	$16,165

D.	Amortization of acquisition-related inventory step-up. The purchase accounting entries associated with our business acquisitions require us to record inventory at its fair value, which is sometimes greater than the previous book value of the inventory. Included in our GAAP presentation of cost of sales, the increase in inventory value is amortized to cost of sales over the period that the related product is sold. We exclude inventory step-up amortization from our non-GAAP measures because it is a non-cash expense that we do not believe is indicative of our ongoing operating results. We further believe that excluding this item from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.
E.

Acquisition costs (gain). Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs. Included in our GAAP presentation of non-operating income (expense), net, acquisition costs include unusual acquisition related items such as a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), adjustments to the fair value of earn-out liabilities and payments made or received to settle earn-out and holdback disputes. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
F.	Debt issuance cost write-off. Included in our non-operating income (expense), net, this amount represents a write-off of debt issuance cost for a terminated credit facility. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income (expense), net to facilitate a more meaningful evaluation of our non-operating income (expense), net trends.
G.	Foreign exchange gains associated with acquisition. This amount represents a gain on foreign exchange associated with the Tekla acquisition. We excluded the foreign exchange gain from our non-GAAP measures because we believe that the exclusion of this item provides investors an enhanced view of the cost structure of our operations and facilitates comparisons with the results of other periods.
H.	Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) – (G) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.
I.	IRS settlement. This amount represents a net charge of $27.5 million in the second quarter of 2010 resulting from the IRS audit settlement. We excluded this because it is not indicative of our future operating results. We believe that investors benefit from excluding this charge from our operating results to facilitate comparisons to past operating performance.
J.	GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.
K.	Stock-based compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance as it is a non-cash expense. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $2.7 million and $1.9 million for the three months ended September 30, 2011 and October 1, 2010, respectively and $7.6 million and $5.7 million for the nine months ended September 30, 2011 and October 1, 2010, respectively.

Non-GAAP Operating Income

Non-GAAP operating income increased by $20.4 million for the three months ended September 30, 2011, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 17.5% for the three months ended September 30, 2011, as compared to 16.5% for the three months ended October 1, 2010. Non-GAAP operating income increased by $52.1 million for the nine months ended September 30, 2011, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 18.5% for the nine months ended September 30, 2011, as compared to 17.6% for the nine months ended October 1, 2010.The increase in operating income both the three and nine month periods was primarily driven by higher revenue in Engineering and Construction and Field Solutions. The increase in operating income percentage for both the three and nine month periods was primarily due to increased operating leverage in Engineering and Construction and Field Solutions.

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

We are exposed to market risk due to the possibility of changing interest rates under our senior secured credit facilities. Our credit facility is comprised of an unsecured term loan and revolving credit agreement with maturity dates of May 2016 and also an unsecured uncommitted revolving credit agreement that is callable by the bank at any time. We may borrow bunds under these facilities in U.S. Dollars or in certain other currencies and borrowings will bear interest as described under Note 9 of Notes to the Condensed Consolidated Financial Statements.

As of September 30, 2011, our total debt was comprised primarily of a term loan of $390.0 million and a revolving credit line of $200.0 million under the 2011 Credit Facility and a revolving credit line of $45.0 million under the 2011 Uncommitted Facility. A hypothetical 10% increase in the one-month LIBOR rates could result in approximately $152,000 annual increase in interest expense on the existing principal balances.

*The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

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

Foreign exchange forward contracts outstanding as of September 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	September 30, 2011		December 31, 2010
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(37,634)	$(1,363)	$(30,106)	$93
Sold	$52,417	$969	$18,834	$174

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

Our Debt Could Adversely Affect Our Cash Flow and Prevent Us from Fulfilling Our Financial Obligations

We have existing unsecured credit facilities in the aggregate principal amount of $1.1 billion comprised of five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility and also an uncommitted revolving loan facility of $50.0 million. As of September 30, 2011, we had a total of $635.0 million debt outstanding on these facilities. Of the $635.0 million, we drew down $151.0 to repay all of the amounts outstanding under our previous credit agreement, $558.0 million to fund the purchase of acquisitions and made repayments of $74.0 million during the nine months ended September 30, 2011.

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

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through February 24, 2010. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 8, 2011. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 8, 2011. (7)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2011. (7)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2011. (7)
101.INS	XBRL Instance Document. (8)
101.SCH	XBRL Taxonomy Extension Schema Document. (8)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document. (8)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document. (8)
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document. (8)

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 2, 2010.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.
(8)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/S/ RAJAT BAHRI
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

DATE: November 8, 2011

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)
3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)
3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)
3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)
3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)
3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)
3.7	Bylaws of the Company, amended and restated through February 24, 2010. (5)
4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 8, 2011. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 8, 2011. (7)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2011. (7)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2011. (7)
101.INS	XBRL Instance Document. (8)
101.SCH	XBRL Taxonomy Extension Schema Document. (8)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)
101.DEF	XBRL Taxonomy Extension Label Linkbase Document. (8)
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document. (8)
101.PRE	XBRL Taxonomy Extension Definition Linkbase Document. (8)

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 2, 2010.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.
(8)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.