Form 10-K
period 2011-12-30
TRIMBLE NAVIGATION LTD /CA/
filed 2012-02-28
CIK 864749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 1, 2011, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $5.0 billion based on the closing price as reported on the NASDAQ Global Select Market.

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2012
Common stock, no par value	124,408,085 shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Trimble Navigation Limited’s Proxy Statement relating to the annual meeting of stockholders to be held on May 1, 2012 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements regarding future events and the future results of Trimble Navigation Limited (“Trimble” or “the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, but are not limited to those discussed in this Report under the section entitled “Risk Factors” and elsewhere, and in other reports Trimble files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We reserve the right to update these statements for any reason, including the occurrence of material events. The risks and uncertainties under the caption “Risks and Uncertainties” contained herein, among other things, should be considered in evaluating our prospects and future financial performance. We have attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs containing such material.

TRIMBLE NAVIGATION LIMITED

2011 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Trimble Navigation Limited, a California corporation (“Trimble” or “the Company” or “we” or “our” or “us”), provides integrated positioning, wireless, and software technology solutions that enable field and mobile workers to be more productive. Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, enterprise firms with large-scale fleets, energy, mining and utility companies, and state, federal and municipal governments. Our products are sold based on return on investment and provide benefits that can include lower operational costs, higher productivity, improved quality, safety, compliance and reduced environmental impact. Product examples include: equipment that automates large industrial equipment such as tractors and bulldozers; surveying instruments; integrated systems that track fleets of vehicles and provide real-time information to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or farm; and building information modeling (BIM) software that is used throughout the design, build-out, and maintenance of construction projects to produce, communicate and analyze building models. We also manufacture components for in-vehicle navigation and telematics systems, and timing modules used in the synchronization of wireless networks.

Generally, our products integrate the knowledge of location or position, with a wireless link that transmits this knowledge into a domain-specific software application that enhances the productivity of the worker or asset. Position is provided through a number of technologies including the Global Positioning System, or GPS, other Global Navigation Satellite Systems, or GNSS and their augmentation systems, and systems that use laser, optical, inertial or other technologies to establish position. Wireless communication techniques include both public networks, such as cellular and private networks, such as business band radio. Many of our products are augmented by our software; this includes embedded firmware that enables positioning solutions, application software that allows the customer to make use of positioning information and other software solutions that are delivered as either licensed software or in a hosted environment using a Software as a Service, or SaaS model.

We design and market our own products. Our manufacturing strategy includes a combination of in-house assembly and third-party subcontractors. Our global operations include major development, manufacturing, or logistics operations in the United States, Sweden, Finland, Germany, New Zealand, Canada, the United Kingdom, the Netherlands, China, and India. Products are sold through dealers, representatives, joint ventures, and other channels throughout the world. These channels are supported by our sales offices located in 32 countries.

We began operations in 1978 and incorporated in California in 1981. Our common stock has been publicly traded on NASDAQ since 1990 under the symbol TRMB.

Technology Overview

A significant portion of our revenue is derived from applying Global Navigation Satellite System, or GNSS, technology to terrestrial applications. The GNSS includes the network of 24 orbiting U.S. Global Positioning System, or GPS, radio navigation satellites and associated ground control that is funded and maintained by the U.S. Government and is available worldwide free of direct user fees, and the Russian GLONASS radio navigation satellite system. Both the European Community and China are in the process of establishing operational radio navigation satellite systems. GNSS positioning is based on a technique that precisely measures distances from four or more satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GNSS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and then uses those distances to compute its position. Under normal circumstances, a stand-alone GNSS receiver is able to calculate its position at any point on earth, in the earth’s atmosphere, or in lower earth orbit, to approximately 10 meters, 24 hours a day. Much better accuracies are possible through a technique called “differential GNSS.” In addition to providing position, GNSS provides extremely accurate time measurement.

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

Our software products deliver solutions to our customers to optimize their business processes and workflows to improve productivity. Our software products range from field service and location oriented solutions on handheld and other small footprint devices, to scaleable server-based solutions that integrate field data with enterprise back office applications and to domain-specific tools that assist the design and build process. These software solutions are built on configurable and enterprise-grade scalable platforms that can be tailored to the workflows that our customers follow to implement their customized business processes. They also integrate various field devices and data collection points to provide a connected view of various field assets and activities. We complement our core offerings with other elective software that are delivered as either licensed software or in a hosted environment using Software as a Service, or SaaS model. Our mobile resource management suite of products is a subscription-based SaaS offering. Our software products, whether they run on a device, on a backend server behind the firewall or in our hosting center, allow our customers to derive the best results out of our GNSS, laser, optical and handheld products.

Business Strategy

Our business strategy is developed around an analysis of several key elements:

•	Attractive markets—We focus on underserved markets that offer potential for revenue growth, profitability and market leadership.

•

Innovative solutions that provide significant benefits to our customers—We seek to apply our technology to applications in which position data is important and where we can create unique value by enabling enhanced productivity in the field or field to back office. We look for opportunities in which the rate of technological change is high and which have a requirement for the integration of multiple technologies into a solution.

•

Distribution channels to best access our markets—We select distribution channels that best serve the needs of individual markets. These channels can include independent dealers, joint ventures, OEM sales, distribution alliances with key partners as well as direct sales to end users. We view international expansion as an important element of our strategy and continue to develop international channels.

Business Segments and Markets

We are organized into four reporting segments encompassing our various applications and product lines: Engineering and Construction, Field Solutions, Mobile Solutions and Advanced Devices. Our segments are distinguished by the markets they serve. Each segment consists of businesses which are responsible for product development, marketing, sales, strategy and financial performance.

Engineering and Construction

Products in the Engineering and Construction segment address the Civil Engineering, Building Construction, Surveying, Geospatial, Energy, Cadastral and Land Management Industries. Our Connected Site solutions improve productivity, accuracy, safety and environmental impact throughout the entire construction process, providing advanced technologies and improved information flow across all phases of the construction process from initial feasibility, through survey, planning, design, site preparation, construction, and operations and maintenance.

Our Engineering and Construction product solutions typically integrate three core technologies—precise positioning, wireless communications and information technology—into complete, integrated, domain-specific customer solutions. Our capabilities in positioning technologies include high-precision satellite positioning using GNSS systems, laser measurement, alignment and 3D scanning, optical measurement and imaging, and inertial measurement technologies. Wireless communications technologies are typically embedded in our solutions to facilitate real-time data flow, communication and situational awareness across sites and between work sites and offices. Software and Information Technology capabilities within the Engineering and Construction segment include advanced civil engineering alignment selection, design and data preparation software, BIM software, cloud-based collaboration solutions, applications for advanced surveying and geospatial data collection and analysis and many application specific field and office software components. An example is the Connected Site which is comprised of solutions that integrate the construction process including the ability to track equipment, perform remote machine diagnostics and ultimately improve asset utilization and reduce rework. Connected Site solutions include site positioning systems, construction asset management services, software, and powerful wireless and Internet-based site communications infrastructure. By leveraging the Connected Site technology, contractors can gain greater insight into their operations, enabling them to lower operating costs and improve accuracy, safety and productivity.

To bolster the software solutions we provide to the Connected Site, we formed a joint venture with Caterpillar in October of 2008, called VirtualSite Solutions, or VSS. VSS develops software for fleet management and connected worksite solutions. Its initial products are subscription-based software solutions that include asset management and machine diagnostics capabilities. VSS solutions, as part of the Connected Site portfolio, are being sold through an independent dealer channel under the name of SITECH. We expect there to be approximately 110 SITECH dealers world-wide by the end of 2012. A separate joint venture with Caterpillar, Caterpillar-Trimble Control Technologies or CTCT was formed in 2002 to develop the next generation of advanced electronic guidance and control products for earthmoving machines. The joint venture develops machine control products that use site design information combined with accurate positioning technology to automatically control dozer blades and other machine tools. The joint venture supplies both Trimble and Caterpillar, who each market, distribute, service and support the products using both companies’ independent distribution channels. Caterpillar offers products as a factory-installed option, while Trimble continues to address the aftermarket with products for earthmoving machines from Caterpillar and other equipment manufacturers.

In addition to the Connected Site, we offer productivity solutions targeted at the building construction sector called BIM solutions. We deliver solutions that link office-based processes and information with field personnel which include taking BIM and other design data to the field for highly accurate positioning and layout of foundations and mechanical, electrical, and plumbing systems. BIM solutions are being adopted by the construction, engineering and architectural communities to produce, communicate and analyze building models.

Trimble’s BIM focus is on the deployment of integrated solutions for the contracting community, with enhanced use further in the construction process including “BIM to Field”. Trimble’s “BIM to Field” vision extends the design data created in the office down to field level systems for precise delivery of design and construction elements. The result is a more efficient and accurate project, reduced waste and re-work and faster project completion times, enabled through the collaboration of the project’s trade groups, interconnected through the use of office and field tools.

We also design and market handheld data collectors, high productivity survey and mapping equipment and data collection software for field use by surveyors, contractors, and other professionals. These products are primarily sold directly through a global distribution network. In addition, we design and market aerial and land mobile mapping data collection systems and office software for use by mapping companies, surveyors and other professionals to collect, manage and analyze geospatial data and information.

We sell and distribute our other products in the Engineering and Construction segment primarily through a global network of independent dealers that are supported by Trimble personnel. This channel is supplemented by relationships that create additional channel breadth including our joint ventures with Caterpillar and Nikon, as well as private branding arrangements with other companies.

Competitors in this segment are typically companies that provide optical, laser or GNSS positioning products as well as companies that produce software specific to the construction process. Our principal competitors are Topcon Corporation and Hexagon.

Representative products sold in this segment include:

Trimble S8 Total Station—Our S8 Total Station is our most advanced optical instrument designed to deliver unsurpassed performance for both typical surveying and specialized engineering applications such as monitoring and tunneling. Our S8 combined with our 4D Control software creates a powerful solution for real-time and post-processed monitoring of permanent structures such as dams, short-term construction activities, and side slopes in mines.

Trimble R8 GNSS System—Our R8 GNSS System is a multi-channel, multi-frequency, multi-constellation GNSS receiver, antenna and data-link radio combined in one compact unit. This enhanced survey system also features capabilities to customize, remotely configure and connect to Trimble R8 GNSS base and rover receivers from the office, saving additional trips to the field. Our R8 GNSS combines advanced receiver technology and a proven system design to provide maximum accuracy and productivity for a variety of surveying applications.

Trimble VX Spatial Station—Our VX™ Spatial Station is an advanced spatial imaging system that combines optical, 3D scanning, and imaging capabilities to measure objects in 3D to produce 2D and 3D deliverables for spatial imaging projects. It enables users to blend extremely accurate ground-based information with airborne data to provide comprehensive datasets for use in the geospatial information industry.

Trimble Access Software—Our Trimble Access software is a powerful field and office surveying solution that expedites data collection, processing, analysis and project information delivery through streamlined workflows and Internet-enabled collaboration and control amongst project team members. With Trimble Access software, surveyors have access to powerful yet familiar tools for typical work such as topographic surveys, staking, or control as well as various streamlined workflows for specialized applications, such as road surveying, tunneling, monitoring and mining.

GCS Family of Grade Control Systems—Grade control systems meet construction contractors’ needs with productivity-enhancing solutions for earthmoving, site prep, and roadwork. Our GCS family provides upgrade options that deliver earthmoving contractors the flexibility to select a system that meets their daily needs today, and later add on to meet their changing needs.

Trimble Layout Solutions—Trimble Layout solutions such as Trimble MEP and LM80 meet the needs of general, concrete, mechanical, electrical and plumbing contractors. For example, using the Trimble MEP layout solution, mechanical, electrical and plumbing contractors can increase productivity significantly by providing precise location of pipe, duct, and cable tray hangers and avoiding costly mistakes in the building process. Our acquisition of Tekla Corporation (Tekla) added a line of BIM software, that can be shared by contractors, structural engineers, steel detailers, and fabricators, as well as concrete detailers and manufacturers. The highly detailed as-built structural models are designed to make building contractors more efficient and productive, thus making construction and buildings more sustainable.

Spectra Precision Laser Portable Tools—Our Spectra Precision® Laser family includes a broad range of laser based tools for the interior, drywall and ceilings, HVAC, and mechanical contractor. Designed to replace traditional methods of measurement and leveling for a wide range of interior construction applications, our laser tools are easy to learn and use and include rotating lasers for horizontal leveling and vertical alignment, as well as laser pointers and a laser based distance measuring device.

Proliance Software—Proliance® software allows infrastructure-intensive organizations to optimize the Plan-Build-Operate project lifecycle for complex capital projects, construction and real estate programs, and extensive facility portfolios. Our Proliance software was designed for large building owner/operators, real estate developers, and engineering-driven organizations managing $250 million or more annually in new project construction or facility renovations.

GeoSpatial Solutions—Our GeoSpatial solutions family enables mobile mapping companies to capture georeferenced data, extract features and attributes, and analyze conditions and change, thereby generating information to better manage assets and operations. Aerial and land mobile mapping systems incorporating imaging and laser scanning, combined with powerful GIS, photogrammetry and feature extraction software, generate high accuracy as-built drawings for the transportation, utilities, energy transmission and distribution industries.

Trimble Construction Manager Software—Trimble Construction Manager software enables the management of construction assets from one centralized software interface. The software works with one of several hardware locator devices to help track and manage the use of assets on and off site, leading to improved equipment productivity, fuel consumption, and maintenance monitoring. VirtualSite Solutions, a joint venture between Caterpillar and Trimble, was formed to develop the next generation of software for fleet management and connected worksite solutions to be sold through the SITECH dealer distribution channel.

Field Solutions

Our Field Solutions segment addresses the agriculture and geographic information system (GIS) markets.

Our agriculture products consist of guidance and positioning systems, automated application systems and information management solutions that enable farmers to improve crop performance, profitability and environmental quality. Trimble precision agriculture solutions can assist farmers throughout every step of their farming process—beginning with land preparation and throughout the planting, nutrient and pest management, and harvesting phases of a crop cycle. We provide manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivation and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of chemicals than conventional equipment. We also provide positioning solutions for leveling agricultural fields in irrigation applications and aligning drainage systems to better manage water flow in fields. In addition, we provide solutions to automate applications of pesticide and seeding. Our information management products offer solutions for data management, field to office data transfer and record keeping.

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

Our GIS product line is centered on handheld data collectors that gather information in the field to be incorporated into GIS databases. Our handheld unit enables this data to be collected and automatically stored while confirming the location of the asset. By utilizing a combination of wireless technologies this information can be communicated from the field worker to the back-office GIS and also gives the field worker the ability to download information from the database. This capability provides significant advantages to users including improved productivity, accuracy and access to information in the field.

Distribution for GIS products is primarily through a network of independent dealers and business partners, supported by Trimble personnel. Primary markets for our GIS products and solutions include both governmental and commercial users. Users are most often municipal governments and natural resource agencies. Commercial users include utility companies. Competitors in this market are typically survey instrument companies utilizing GNSS technology such as Topcon and Leica.

Representative products sold in this segment include:

CFX-750—Our CFX-750™ product is our newest touchscreen display offering affordable guidance, steering and precision agriculture capabilities. The CFX-750 display provides GNSS-based functionality for vehicle operators to steer tractors, sprayers, fertilizer applicators, air seeders and large tillage tools that require consistent pass-to-pass accuracy to help save fuel, increase efficiency and reduce input costs for agricultural operations.

Field-IQ system—Our Field-IQ™ system is a section control and variable rate application control system that prevents seed and fertilizer overlap, controls the rate of material applications and monitors seed delivery and fertilizer blockage.

Autopilot System—Our GNSS-enabled, agricultural navigation system connects to a tractor’s steering system and automatically steers the tractor along a precise path to within three centimeters or less. This enables both higher machine productivity and more precise application of seed and chemicals, thereby reducing costs to the farmer.

EZ-Steer System—Our value-added assisted steering system, when combined with any of our guidance display systems, automatically steers agricultural vehicles along a path within 20 centimeters or less. This system installs in less than thirty minutes and is designed to reduce gaps and overlaps in spraying, fertilizing, and other field applications, as well as reduce operator fatigue.

Trimble Connected Farm—Our end-to-end solution combines in-cab precision control, field record-keeping and seamless field to office information management.

GreenSeeker and WeedSeeker Sensors—Our crop sensing technology reduces farmers’ costs and environmental impact by controlling the application of nitrogen, herbicide, and other crop inputs for optimum plant growth.

Juno Series—Our Juno® family includes compact and cost-effective GPS handhelds designed to equip an entire workforce for data collection and fieldwork.

GeoExplorer 2008 Series—Our GeoExplorer® family combines a GNSS receiver in a rugged handheld unit running industry standard Microsoft Windows Mobile version 6.0, making it easy to collect and maintain data about objects in the field.

Fieldport Software—Our Fieldport® software focuses on automating field service processes and operational efficiency for water and wastewater utility customers.

UtilityCenter Software—Our UtilityCenter® software is a GIS-based enterprise suite of modules oriented towards the electric and gas utilities market. Modules include Outage Management or OMS, Mobile Asset Management, Data Collection, Staking, Network Tracing & Isolation and Field-based Editing.

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

One element of our market strategy targets opportunities in specific vertical markets where we believe we can provide a unique value to the end-user by tailoring our solutions for a particular industry. Sample markets include transportation and logistics, telecommunications, utilities, field service, construction supply, direct store delivery, forestry, public safety, and transportation and logistics. In August 2011 we acquired privately-held PeopleNet, a leading provider of solutions to the transportation and logistics market. PeopleNet provides fleets with software and hardware solutions that help manage regulatory compliance, fuel costs, driver safety, and customer visibility.

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

Representative products sold in this segment include:

Fleet Productivity—Our fleet productivity solution offerings are comprised of the GeoManager and PeopleNet mobile platforms. The GeoManager™ system provides different levels of service that run from snapshots of fleet activity to real-time fleet dispatch capability via access to the web-based platform through a secure internet connection. The PeopleNet system includes solutions encompassing route management, safety and compliance, end-to-end vehicle management, and supply chain communications, and PeopleNet’s products are used by approximately 1,500 transportation fleets in the US and Canada.

Consumer Packaged Goods, or CPG—This software solution operates in the Microsoft CE/Pocket or WinMobile PC environment and addresses the pre-sales, delivery, route sales, and full service vending functions performed by mobile workers. The software handles all communications from/to the mobile computer as well as from/to the host and any other ERP or decision support systems.

Field Service—Our handset-based mobile solution enables technicians to maintain and repair residential and commercial appliances, office equipment, medical equipment, refrigeration equipment, fountain, and manufacturing equipment, and manage a variety of service functions including wireless dispatching of service calls, real-time messaging, spare parts management, and work order and workflow management. Trimble Field Service customers have benefited from increased service calls per day, an increase in first call resolution, and reduction in administrative workload to name a few results.

Public Safety—We provide a suite of solutions for the public safety sector including our PocketCitation™ system which is an electronic ticketing system that enables law enforcement officers to issue traffic citations utilizing a mobile handheld device. Within this sector, we also provide desktop software which enables accident investigators and other public safety professionals to reconstruct and simulate vehicle accidents.

Taskforce—The Taskforce™ software solution provides scheduling and dispatch solutions for field service technicians by synchronizing the right human and physical resources required to optimize a field service resource network. The system manages significant numbers of dynamic scheduling resources in an unpredictable field service environment to increase productivity, field force utilization, and control-to-field employee ratios.

Cengea Solutions—Cengea provides spatially-enabled land and supply chain management software solutions to improve business processes across the forestry, agriculture and environment/natural resources industries.

Advanced Devices

Advanced Devices includes the product lines from our Embedded Technologies, Timing, Applanix, Trimble Outdoors, and Military and Advanced Systems, or MAS, and ThingMagic businesses. With the exception of Trimble Outdoors and Applanix these businesses share several common characteristics: they are hardware centric, generally market to original equipment manufacturers, or OEM, system integrators or service providers, and have products that can be utilized in a number of different end-user markets and applications. The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of our total revenue, operating income or assets.

Within Embedded Technologies and Timing, we supply GNSS modules, licensing and complementary technologies, and GNSS-integrated sub-system solutions for applications requiring precise position, time or frequency. Embedded Technologies and Timing serves a broad range of vertical markets including telecommunications, automotive electronics, and commercial electronics. Sales are made directly to OEMs, system integrators, value-added resellers and service providers who incorporate our components into a complete system-level solution.

Embedded Technologies and Timing has developed GPS technologies which it makes available for license. These technologies can run on certain digital signal processors, or DSP, or microprocessors, removing the need for dedicated GPS baseband signal processor chips. We have a cooperative licensing deal with Nokia for our Global Navigation Satellite System, or GNSS, patents related to designated wireless products and services involving location technologies, such as GPS, assisted GPS, or Galileo. We also have a licensing agreement with Marvell Semiconductors for our full GPS Digital Signal Processor software as well as tools for development support and testing.

Our MAS business supplies GPS receivers and embedded modules that use the military’s GPS advanced capabilities. The modules are principally used in aircraft navigation and timing applications. Military products are sold directly to either the U.S. Government or defense contractors. Sales are also made to authorized foreign end users. Competitors in this market include Rockwell Collins, L3 and Raytheon.

Our Trimble Outdoors business utilizes GPS-enabled cell phones to provide information for outdoor recreational activities. Some of the recreational activities include hiking, biking, backpacking, boating, and water sports. Consumers purchase the Trimble Outdoors product through our wireless operator partners which include Sprint-Nextel, SouthernLINC Wireless, and Boost Mobile.

Our Applanix business is a leading provider of advanced products and enabling solutions that maximize productivity through mobile mapping and positioning to professional markets worldwide. Applanix develops, manufactures, sells, and supports high-value, precision products that combine GNSS with inertial sensors for accurate measurement of position and attitude, flight management systems, and scalable mobile mapping solutions used in airborne, land, and marine applications. Sales are made by our direct sales force to end users, systems integrators, and OEMs, and through regional agents. Competitors include Leica, IGI and Novatel.

Our ThingMagic business is a leading provider of Ultra High Frequency (UHF) Radio Frequency Identification (RFID) reader modules, finished/fixed-position RFID readers and design services. ThingMagic RFID readers support demanding high-volume applications deployed by some of the world’s largest industrial automation firms, manufacturers, healthcare organizations, retailers and consumer companies. ThingMagic consulting, design and development services assist customers with the integration of auto-identification and sensing technologies into everyday products and solutions. Sales are made directly to OEMs, system integrators, value-added resellers and solution providers who incorporate our technology into point products or complete system-level solutions. Competitors include Motorola, Impinj, Alien Technologies and Sirit.

Representative products sold in this segment include:

GPS Receiver Modules—The Lassen®, Copernicus®, CondorTM, and PandaTM families of GPS modules are full-function GPS modules in a variety of form factors, some smaller than your fingertip.

TM3000 Asset Tracking Device—Our TM3000 product is a flexible, open platform that enables a broad range of applications such as: fleet management, mobile asset tracking and recovery, and driver monitoring and assistance. This device integrates wireless communications, a positioning function, and an application engine in a package designed to improve the profits for service-focused businesses.

Thunderbolt GPS Disciplined Clock—Our Thunderbolt® clock is a fifth-generation product from our GPS Timing and Synchronization division, which outputs precision time and frequency. It also serves as the architectural basis for GPS disciplined clocks sold to manufacturers of CDMA, WiMax and LTE infrastructure.

Applanix POS/AV System—Our integrated GNSS/inertial system for airborne surveying measures aircraft position to an accuracy of a few centimeters and aircraft attitude (angular orientation) to an accuracy of 30 arc seconds or better. This system is typically interfaced to large format cameras and scanning lasers for producing geo-referenced topographic maps of the terrain.

Applanix DSS Digital Sensor System—Our digital airborne imaging solution produces high-resolution orthophoto map products. Certified by the USGS, the system consists of a mapping grade digital camera that is tightly integrated with a GNSS/Inertial system, flight management system, or FMS, and processing software for automatic geo-referencing of each pixel.

Force 524D Module—This dual frequency, embedded GPS module is used in a variety of military airborne applications.

Trimble Outdoors Service—Our trip planning and navigation software works with GPS-enabled cell phones and conventional GPS receivers. This software enables consumers to research specific trips on-line as part of trip pre-planning. In addition, users are able to share outdoor and off-road experiences on-line with their friends and family.

Trimble Indoor Mobile Mapping Solution—Our Indoor Mobile Mapping Solution, or TIMMS, is the optimal fusion of technologies for capturing spatial data of indoor and other GNSS-denied areas. It produces both LiDAR and spherical video and enables the creation of accurate, real-life representations (maps, models) of interior spaces with all of their contents.

ThingMagic RFID Readers—Our RFID readers include the Mercury® family of embedded reader modules for the integration of RFID into OEM products including printers, handheld scanners and other stationary and mobile devices. Our broad portfolio of finished/fixed-position RFID readers are used to develop asset tracking, personnel identification, secure access and other solutions that accelerate productivity and address customer needs for manageability, scalability, security, low total cost of ownership, and enterprise network integration.

Acquisitions and Joint Ventures

Our growth strategy is centered on developing and marketing innovative and complete value-added solutions to our existing customers, while also marketing them to new customers and geographic regions. In some cases, this has led to partnering with or acquiring companies that bring technologies, products or distribution capabilities that will allow us to establish a market beachhead, penetrate a market more effectively, or develop solutions more quickly than if we had done so solely through internal development. The following companies were acquired during fiscal 2011 and are combined in the results of operations since the date of acquisition:

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

Tekla Corporation

On July 8, 2011, we acquired Tekla Corporation, headquartered in Espoo, Finland, and its subsidiaries. Tekla is a leading provider of BIM software and offers model driven solutions for customers in the infrastructure and energy industries (in particular energy distribution, public administration and civil engineering and utilities). Tekla’s building and construction performance is reported under our Engineering and Construction business segment and Tekla’s infrastructure and energy performance is reported under our Field Solutions business segment.

Yamei

On June 7, 2011, we acquired Yamei Electronics Technology, Co. Ltd, a Chinese wholly-owned foreign entity (WOFE) of Digisec Group which is incorporated in the Cayman Islands. Yamei manufactures automotive electronics products used for anti-theft GPS monitoring and tracking, RFID-based smart key and start and on-board diagnostics systems. Yamei’s performance is reported under our Mobile Solutions business segment.

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

OmniSTAR

On March 24, 2011, we acquired certain assets related to the OmniSTAR™ land-based GNSS signal corrections business from Fugro N.V. OmniSTAR provides space-based GNSS correction services that can improve the accuracy of a GNSS receiver for precise positioning applications. The correction services business performance is reported under our Engineering and Construction business segment.

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

Patents, Licenses and Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We hold approximately 1000 U.S. issued and enforceable patents and approximately 275 non-U.S. patents, the majority of which cover GNSS technology and other applications such as optical and laser technology. We also own numerous trademarks and service marks that contribute to the identity and recognition of Trimble and its products and services globally. We prefer to own the intellectual property used in our products, either directly or through subsidiaries. From time to time we license technology from third parties.

Sales and Marketing

We tailor the distribution channel to the needs of our products and regional markets through a number of sales channel solutions around the world. We sell our products worldwide primarily through dealers, distributors, and authorized representatives, occasionally granting exclusive rights to market certain products within specific countries. This channel is supported and supplemented (where third party distribution is not available) by our regional sales offices throughout the world. We also utilize distribution alliances, OEM relationships, and joint ventures with other companies as a means to serve selected markets, as well as direct sales to end users.

During fiscal 2011, sales to customers in the United States represented 45%, Europe represented 24%, Asia Pacific represented 15%, and other regions represented 16% of our total revenue. During fiscal 2010, sales to customers in the United States represented 46%, Europe represented 22%, Asia Pacific represented 18%, and other regions represented 14% of our total revenue. During fiscal 2009, sales to customers in the United States represented 50%, Europe represented 23%, Asia Pacific represented 17%, and other regions represented 10% of our total revenue.

Seasonality of Business

* Our individual segment revenue may be affected by seasonal buying patterns. Typically, the second fiscal quarter has been the strongest quarter for the Company driven by the construction buying season. However, based upon recent acquisitions, this trend may not be as pronounced.

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

Manufacturing

Manufacturing of many of our GNSS products is subcontracted to Flextronics International Limited in Mexico. We utilize Flextronics for most Survey and Field Solutions products. We also utilize Benchmark Electronics Inc. in China for our Component Technologies products. In 2011 Benchmark Mexico manufactured most of our Construction and Mobile Solutions products that in 2012 will be manufactured at Jabil Mexico. Flextronics is responsible for significant material procurement, assembly, and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice.

We manufacture GNSS, laser and optics-based products at our plants in Dayton, Ohio; Danderyd, Sweden; and Shanghai, China. Some of these products or portions of these products are also subcontracted to third parties for assembly.

Our design and manufacturing sites in Dayton, Ohio; Sunnyvale, California; Danderyd, Sweden; Kaiserslautern, Germany; and Shanghai, China are registered to ISO9001:2000, covering the design, production, distribution, and servicing of all our products.

Research and Development

We believe that our competitive position is maintained through the development and introduction of new products that incorporate improved features, better performance, smaller size and weight, lower cost, or some combination of these factors. We invest substantially in the development of new products. We also make significant investment in the positioning, communication and information technologies that underlie our products and will likely provide competitive advantages.

Our research and development expenditures, net of reimbursed amounts were $197.0 million for fiscal 2011, $150.1 million for fiscal 2010, and $136.6 million for fiscal 2009.

* We expect to continue investing in research and development with the goal of maintaining or improving our competitive position, as well as the goal of entering new markets.

Employees

At the end of fiscal 2011, we employed 5,301 employees, including 17% in manufacturing, 31% in engineering, 38% in sales and marketing, and 15% in general and administrative positions. Approximately 54% of employees are in locations outside the United States.

Our employees are not represented by unions except for those in Sweden. Some employees in Germany and France are represented by works councils. We also employ temporary and contract personnel that are not included in the above headcount numbers. We have not experienced work stoppages or similar labor actions.

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

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:

Trimble Navigation Limited

935 Stewart Drive, Sunnyvale, CA 94085

Attention: Investor Relations Telephone: 408-481-8000

Executive Officers

The names, ages and positions of the Company’s executive officers as of February 21, 2012 are as follows:

Name	Age	Position
Steven W. Berglund	60	President and Chief Executive Officer
Rajat Bahri	47	Chief Financial Officer
Bryn A. Fosburgh	49	Vice President
Christopher W. Gibson	51	Vice President
Mark A. Harrington	56	Vice President
Jürgen D. Kliem	54	Vice President
James A. Kirkland	52	Vice President and General Counsel
Julie A. Shepard	54	Vice President, Finance

Steven W. Berglund—Steven Berglund has served as president and chief executive officer of Trimble since March 1999. Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, a group within Spectra Physics AB. Mr. Berglund’s business experience includes a variety of senior leadership positions with Spectra Physics, manufacturing and planning roles at Varian Associates, and began his career as a process engineer at Eastman Kodak. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering. Mr. Berglund received his M.B.A. from the University of Rochester. Mr. Berglund is a member of the board of directors of the Silicon Valley Leadership Group and a member of the board of trustees of World Educational Services.

Rajat Bahri—Rajat Bahri joined Trimble as chief financial officer in January 2005. Prior to joining Trimble, Mr. Bahri’s business experience includes 15 years within the financial organization of Kraft Foods, Inc. and General Foods Corporation, including service as the chief financial officer for Kraft Canada, Inc., chief financial officer of Kraft Pizza Company, and operations controller for Kraft Jacobs Suchard Europe. Mr. Bahri received a Bachelor of Commerce from the University of Delhi in 1985 and an M.B.A. from Duke University in 1987. In 2005, he was elected to the board of STEC, Inc., a memory storage manufacturer.

Bryn A. Fosburgh—Mr. Bryn Fosburgh joined Trimble in 1994 and currently serves as vice president for Trimble’s heavy and highway construction business, Caterpillar-related joint ventures and the majority of the

Mobile Solutions segment. From 2009 to 2010, Mr. Fosburgh served as vice president for Trimble’s Construction Division, with responsibility for a number of corporate functions and geographical regions. From 2007 to 2009, Mr. Fosburgh was vice president for Trimble’s Construction and Agriculture Divisions, and from 2005 to 2007, Mr. Fosburgh served as vice president and general manager of Trimble’s Engineering and Construction Division. Mr. Fosburgh has held numerous roles, including vice president and general manager for Trimble’s Geomatics and Engineering Division, and division vice president of Survey and Infrastructure. Prior to Trimble, Mr. Fosburgh was a civil engineer and also held various positions for the U.S. Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. in civil engineering from Purdue University in 1989.

Christopher W. Gibson—Christopher W. Gibson joined Trimble in 1998 as European finance and operations director. In 2009, he was appointed to serve as vice president responsible for Trimble’s Survey Division, and in December 2010, those responsibilities were expanded to include oversight of geographic regions and divisions, including Building Construction, Construction Tools, and the Hilti joint venture. From 2008 to 2009, Mr. Gibson served as the general manager for the Survey Division, and from 2005 to 2008, he was general manager for the Global Services Division. Prior to Trimble, Mr. Gibson’s business experience includes a number of financial management roles with Tandem Computers, and financial analyst roles with Unilever subsidiaries. Mr. Gibson received a BA in Business Studies in 1985 from Thames Polytechnic, now the University of Greenwich, and was admitted as a Fellow to the Chartered Institute of Management Accountants in 1994.

Mark A. Harrington—Mark Harrington has served as a vice president of Trimble since 2004, and currently serves as vice president for Trimble’s Agriculture and Mapping and Geographical Information System Divisions, with responsibility for several corporate functions and geographical regions. From 2007 to 2009, Mr. Harrington served as vice president for Trimble’s Survey and Mapping and Geographical Information Systems Divisions, and from 2004 to 2007, he served as vice president of strategy and business development. Prior to Trimble, Mr. Harrington served as vice president of finance at Finisar Corporation, chief financial officer for Cielo Communications, Inc., and Vixel Corporation, vice president of finance for Spectra-Physics Lasers, Inc. and vice president of finance for Spectra-Physics Analytical, Inc. Mr. Harrington began his career at Varian Associates, Inc. Mr. Harrington received his B.S. in Business Administration from the University of Nebraska-Lincoln.

Jürgen D. Kliem—Jürgen Kliem was appointed vice president of strategy and business development in October 2008. From 2002 to 2008, Mr. Kliem served as general manager of Trimble’s Survey Division, and prior to that, Mr. Kliem was responsible for Trimble’s Engineering and Construction Division in Europe. Mr. Kliem held various leadership roles at Spectra Precision, which was acquired by Trimble, and at Geotronics, a company acquired by Spectra Precision. Before joining Geotronics, Mr. Kliem worked in a privately-held surveying firm addressing cadastral, construction, plant and engineering projects. Mr. Kliem received a Diplom Ingenieur degree from the University of Essen, Germany in 1982.

James A. Kirkland—James A. Kirkland joined Trimble as vice president and general counsel in July 2008. Prior to joining Trimble, he worked for SpinVox Ltd. from October 2007 to January 2008 as Senior Vice President, Corporate Development. From October 2003 to September 2007, he served as general counsel and executive vice president, strategic development at Covad Communications. Mr. Kirkland also served as senior vice president of spectrum development and general counsel at Clearwire Technologies, Inc. Mr. Kirkland began his career in 1984 as an associate at Mintz Levin and in 1992 he was promoted to partner. Mr. Kirkland received his BA from Georgetown University in Washington, D.C. in 1981 and his J.D. from Harvard Law School in 1984.

Julie A. Shepard—Julie Shepard joined Trimble in December of 2006 as vice president of finance, and was appointed principal accounting officer in May 2007. Prior to joining Trimble, Ms. Shepard served as vice president of finance and corporate controller at Quantum Corporation, from 2005 to 2006, and prior to that, from 2004 to 2005, as an independent consultant to Quantum Corporation. Ms. Shepard brings with her over 20 years of experience in a broad range of finance roles, including vice president of finance at Nishan Systems. Ms. Shepard began her career at Price Waterhouse and is a Certified Public Accountant. She received a B.S in Accounting from California State University.

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

In addition, our operations and performance depend on worldwide economic conditions and their impact on levels of business spending. In the recent past, uncertainties in the financial and credit markets have caused our customers to postpone purchases, and negative economic conditions may reduce future sales of, or demand for, our products and services. In addition, negative economic conditions may depress the tax revenues of federal, state and local government entities, which are significant purchasers of our products. With the exception primarily of our Mobile Solutions and Advanced Devices segments, our products are generally sold through a dealer channel, and our dealers depend on the availability of credit to finance purchases of our products for their inventory. Additionally, any disruption in our supply chain could impact our ability to meet our quarterly revenue.

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

We are currently in various stages of multiple year examinations by federal, state, and foreign taxing authorities, including a review of our 2010 tax year by the U.S. Internal Revenue Service, or IRS. Our effective tax rate is based on the geographic mix of earnings, statutory rates, inter-company transfer pricing, and enacted tax rules. If the IRS or the taxing authorities of any other jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings would be adversely affected.

We Are Dependent on the Availability of Allocated Bands within the Radio Frequency Spectrum

Our GNSS technology is dependent on the use of satellite signals and on terrestrial communication bands. International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference. Each country also has regulatory authority on how each band is used. In the United States, the Federal Communications Commission (FCC) and the National Telecommunications and Information Administration share responsibility for radio frequency allocations and spectrum usage regulations.

Any ITU or local reallocation of radio frequency bands, including frequency band segmentation and sharing of spectrum, or other modifications of the permitted uses of relevant frequency bands, may materially and adversely affect the utility and reliability of our products and have significant negative impacts on our customers. For example, the FCC has been considering a proposal by a private party, LightSquared, to repurpose spectrum adjacent to the GPS bands for terrestrial broadband wireless operations throughout the United States. If the FCC were to permit implementation of LightSquared’s proposal, or similar proposals, terrestrial broadband wireless operations could create harmful interference to GPS receivers within range of such operations and impose costs to retrofit or replace affected receivers.

Many of our products use other radio frequency bands, such as the public land mobile radio bands, together with the GNSS signal, to provide enhanced GNSS capabilities, such as real-time kinematics precision. The continuing availability of these non-GNSS radio frequencies is essential to provide enhanced GNSS products to our precision survey, agriculture, and construction machine controls markets. In addition, emissions from other services and equipment operating in adjacent frequency bands or in-band may impair the utility and reliability of our products. Any regulatory changes in spectrum allocation or in allowable operating conditions could have a material adverse effect on our business, results of operations, and financial condition.

We have certain products, such as GNSS RTK systems, and surveying and mapping systems that use integrated radio communication technology requiring access to available radio frequencies allocated to local government. Some bands are experiencing congestion. In the U.S., the FCC announced that it will require migration of radio technology from wideband to narrowband operations in these bands. The rules require, by 2013, either migration of users to narrowband channels or utilization by users of technology that achieves equivalent efficiency to narrowband channels. Congestion in the channels could cause FCC coordinators to restrict or refuse licenses. An inability to obtain access to these radio frequencies by end users could have a material adverse effect on our business, results of operations, and financial condition.

We Face Competition in Our Markets Which Could Decrease Our Revenue and Growth Rates or Impair Our Operating Results and Financial Condition

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GNSS, software, optical and laser suppliers and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants, particularly from emerging markets such as China and India. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could decrease our revenue and growth rates or impair our operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales, and other resources than we do.

We Are Subject to the Impact of Governmental and Other Similar Certifications and Failure to Obtain the Requisite Certifications Could Harm Our Operating Results

We market certain products that are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GNSS receiver and data communications products sold in the European community. In the future, U.S. governmental authorities may propose GPS receiver testing and certification for compliance with published GPS signal interface specifications. An inability to obtain any such certifications in a timely manner could have an adverse effect on our operating results. Governmental authorities may also propose other forms of GPS receiver standards, which may limit design alternatives, hamper product innovation or impose additional costs. Some of our products that use integrated radio communication technology require product type certification and some products require an end user to obtain licensing from the FCC for frequency-band usage. These are secondary licenses that are subject to certain restrictions. An inability or delay in obtaining such certifications or changes to the rules by the FCC could adversely affect our ability to bring our products to market which could harm our customer relationships and therefore, our operating results. Any failure to obtain the requisite certifications could also harm our operating results.

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

Our Debt Could Adversely Affect Our Cash Flow and Prevent Us from Fulfilling Our Financial Obligations

On May 6, 2011, we entered into a new credit agreement, or our 2011 Credit Facility, with a group of lenders. This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Additionally, on July 14, 2011, we entered into a $50 million uncommitted revolving loan facility, or 2011 Uncommitted Facility, which is callable by the bank at any time and has no covenants. At the end of fiscal 2011, our total debt was comprised primarily of a term loan of $385.0 million and a revolving credit line of $133.3 million under the 2011 Credit Facility and a revolving credit line of $44.0 million under the 2011 Uncommitted Facility. Debt incurred under this agreement could have important consequences, such as:

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

Additionally, if we were to default under our amended credit agreement and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate and the lenders could accelerate our obligations under the amended credit agreement. That acceleration will be automatic in the case of bankruptcy and insolvency events of default. Additionally, our subsidiaries that have guaranteed the amended credit agreement could be required to pay the full amount of our obligations under the amended credit agreement. Any such action on the part of the lenders against us would harm our financial condition.

We May Not Be Able to Enter Into or Maintain Important Alliances

We believe that in certain business opportunities our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon and CNH Global. Our failure to form and maintain such alliances, or the pre-emption of such alliances by actions of competitors or us, will adversely affect our ability to penetrate emerging markets. We also utilize dealer networks, including those affiliated with some of our strategic allies such as Caterpillar and CNH Global, to market, sell and service some of our products. Disruption of dealer coverage within a specific geographic market could cause difficulties in marketing, selling or servicing our products and have an adverse effect on our business, operating results or financial condition. Moreover, dealers who carry products that compete with our products may focus their inventory purchases and sales efforts on goods provided by competitors due to industry demand or profitability. Such inventory adjustments and sourcing decisions can adversely impact our sales, financial condition and results of operations. If we experience problems from current or future alliances or our dealer network, it could harm our operating results and we may not be able to realize value from any such strategic alliances.

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

We Are Dependent on a Specific Manufacturer and Assembler for Many of Our Products and on Other Manufacturers, and Specific Suppliers of Critical Parts for Our Products

We are substantially dependent upon Flextronics International Limited as our preferred manufacturing partner for many of our GNSS products. Under the agreement, we provide to Flextronics a twelve-month product forecast and place purchase orders with Flextronics at least thirty calendar days in advance of the scheduled delivery of products to our customers, depending on production lead time. Although purchase orders placed with Flextronics are cancelable, the terms of the agreement would require us to purchase from Flextronics all inventory not returnable or usable by other Flextronics customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate manufacturing capacity from Flextronics to meet customers’ delivery requirements or we may accumulate excess inventories, if such inventories are not usable by other Flextronics customers. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice.

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

Many of Our Products Rely on GNSS technology, the GPS, and other Satellite Systems, Which May Become Inoperable and Result in Lost Revenue

GNSS technology, GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. Many of the GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 31 satellites in place, over a third have already been in operation for more than 14 years. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites below the 24-satellite standard established for GPS may impair the utility of the GPS system and the growth of current and additional market opportunities. GPS satellites and ground control segments are being modernized. GPS modernization software updates can cause problems. We depend on public access to open technical specifications in advance of GPS updates.

As the principal GNSS currently in operation, we are dependent on continued operation of GPS. GPS is operated by the U. S. Government, which is committed to maintenance and improvement of GPS; however if the policy were to change, and GPS were no longer supported by the U. S. Government, or if user fees were imposed, it could have a material adverse effect on our business, results of operations, and financial condition.

Many of our products also use signals from systems that augment GPS, such as the Wide Area Augmentation System and National Differential GPS System, and satellites transmitting signal corrections data on mobile satellite services frequencies utilized by our Omnistar corrections services. Some of these augmentation systems are operated by the federal government and rely on continued funding and maintenance of these systems. In addition, some of our products also use satellite signals from the Russian GLONASS System. Any curtailment of the operating capability of these systems or discontinuance of service could result in decreased user capability thereby impacting our markets.

The European community is developing an independent radio navigation satellite system, known as Galileo. Although we have a commercial license to market and sell receivers capable of receiving the Galileo open service signal, European authorities in the future may decide to offer other premium or encrypted service signals under different licenses. Even though an operational Galileo system is several years away, if we are unable to develop a timely commercial product, or obtain a timely license to future Galileo service signals, it could result in lost revenue which could harm our results of operations and financial condition.

Our Business is Subject to Disruptions and Uncertainties Caused by War, Terrorism, or Civil Unrest

Acts of war, acts of terrorism, or other circumstances of civil unrest, especially any directed at the GNSS signals, could have a material adverse impact on our business, operating results, and financial condition. The threat of terrorism and war and heightened security and military response to this threat, or any future acts of terrorism, may invoke a redeployment of the satellites used in GNSS or interruptions of the system. Civil unrest or other political activities may impact regional economies through work stoppages and limitations on foreign business transactions. To the extent that such interruptions result in delays or cancellations of orders, or the manufacture or shipment of our products, it could have a material adverse effect on our business, results of operations, and financial condition.

Our Products are Highly Technical, and Some of Our Software Relies On Third Party Technologies including Open Source Software, so If Integration or Incompatibility Issues Arise with These Technologies, These Technologies Become Unavailable or Our Products Contain Errors, Defects or Security Vulnerabilities, Our Product and Services Development May be Delayed, Our Reputation Could be Harmed and Our Business Could be Adversely Affected.

Our products, including our software products, are highly technical and complex and, when deployed, may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. In addition, we rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. Errors, viruses or bugs may also be present in software that we license from third parties and incorporate into our products or in third party software that our customers use in conjunction with our software. In addition, our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third party software that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects or security vulnerabilities in our products or any defects in, or compatibility issues with, any third party software or customers’ network environments discovered after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Undiscovered vulnerabilities in our products alone or in combination with third party software could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products.

The third party software licenses we rely upon may not continue to be available to us on commercially reasonable terms, or at all, and the software may not be appropriately supported, maintained or enhanced by the licensors, resulting in development delays. Some of these software licenses are subject to annual renewals at the discretion of the licensors. In many cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement immediately. We license technologies and patents underlying some of our software from third parties, and the loss of these licenses could have a material adverse effect on our business. The loss of licenses to, or inability to support, maintain and enhance, any such third party software could result in increased costs, or delays in software releases or updates, until such issues have been resolved. This could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

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

The Volatility of Our Stock Price Could Adversely Affect An Investment in Our Common Stock

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2011, our stock price ranged from $31.88 to $52.30. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

Our information systems or those of our outside vendors may be subject to disruption, delays or security incidents that could adversely impact our customers and operations.

We rely on our information systems and those of third parties for things such as processing customer orders, delivery of products, providing services and support to our customers, billing and tracking our customers, hosting and managing customer data, and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business.

A security incident in our own systems or the systems of our third party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, breach of the security of the networks of our third party providers, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and other security mechanisms, the use of such mechanisms are controlled in many cases by our customers.

We may also experience delays or interruptions caused by a number of factors, including access to the internet, the failure of our network or software systems, or significant variability in visitor traffic on our product websites. It is also possible that hardware or software failures or errors in our systems, or in those of our third party providers, could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. These failures and interruptions could harm our reputation and cause us to lose customers.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber-attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers), and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions and delays, and result in loss of critical data and lengthy interruptions in our services.

Our global operations expose us to risks and challenges associated with conducting business internationally, and our results of operations may be adversely affected by our efforts to comply with U.S. laws which apply to international operations, such as the Foreign Corrupt Practices Act and US export control laws, as well as the laws of other countries.

We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australasia and North America. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as the FCPA, and export control laws, and similar laws in other countries which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

In addition, we operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that U.S. law and regulations prohibit us from using.

Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	difficulties and costs of staffing and managing foreign operations;

•	difficulties protecting or procuring intellectual property rights; and

•	fluctuations in foreign currency exchange rates.

These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The following table sets forth the significant real property that we own or lease as of February 21, 2012:

Location	Segment(s) served	Size in Sq. Feet
Sunnyvale, California	All	160,000
Huber Heights (Dayton), Ohio	Engineering & Construction	207,200
	Field Solutions	64,000
Westminster, Colorado	Engineering & Construction Field Solutions	97,000
Corvallis, Oregon	Engineering & Construction	20,000
		31,370
Richmond Hill, Canada	Advanced Devices	50,200
Danderyd, Sweden	Engineering & Construction	93,900
Christchurch, New Zealand	Engineering & Construction Mobile Solutions Field Solutions	32,000
Milpitas, California	Mobile Solutions	53,000
Chennai, India	Engineering & Construction Mobile Solutions	37,910

In addition, we lease a number of smaller offices around the world primarily for sales, manufacturing and other functions. For financial information regarding obligations under leases, see Note 8 of the Notes to the Consolidated Financial Statements.

* We believe that our facilities are adequate to support current and near-term operations, although the current leased facility in Westminster, Colorado, is set to expire in 2013. In 2012, we expect begin building a new facility also in Westminster, Colorado that is scheduled to be completed in 2013.

Item 3.	Legal Proceedings.

From time to time, we are involved in litigation arising out of the ordinary course of our business. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or their property is subject.

Item  4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ under the symbol “TRMB.” The table below sets forth, during the periods indicated, the high and low per share sale prices for our common stock as reported on the NASDAQ.

	2011		2010
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
First quarter	$52.30	$39.40	$29.22	$22.85
Second quarter	52.12	36.50	33.56	26.73
Third quarter	41.96	32.42	35.53	27.41
Fourth quarter	45.04	31.88	42.19	33.95

Stock Repurchase Program

In January 2008, our board of directors authorized a stock repurchase program, authorizing us to repurchase up to $250 million of our common stock. We repurchased approximately 2,576,000 shares of common stock in open market purchases at an average price of $28.67 per share, for a total of $73.8 million in 2010. No shares of common stock were repurchased in 2009 and 2011. The purchase price was reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired. In October 2011, our board of directors approved a new stock repurchase program, authorizing us to repurchase up to $100.0 million of our common stock. This authorization superseded the 2008 Stock Repurchase Program, thus there are no remaining authorized funds under the 2008 Stock Repurchase Program. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

As of February 21, 2012, there were approximately 837 holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this Annual Report on Form 10-K. At this time, we intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Under the existing terms of our credit facility, we may pay dividends and repurchase shares of our common stock so long as no default or event of default exists and the leverage ratio as of the end of the most recent fiscal quarter is less than 3.00:1.00 after giving pro forma effect to certain restricted payments and to any incurrence or repayment of indebtedness after the end of the fiscal quarter. We may also pay dividends and repurchase shares of our common stock so long as (1) no default or event of default exists, (2) the dividend or repurchase is not

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

Fiscal Years	2011	2010	2009	2008	2007
(Dollar in thousands, except per share data)

Revenue	$1,644,065	$1,293,937	$1,126,259	$1,329,234	$1,222,270
Gross margin	$829,581	$645,501	$549,868	$649,136	$612,905
Gross margin percentage	50.5%	49.9%	48.8%	48.8%	50.1%
Net income attributable to Trimble Navigation Ltd.	$150,755	$103,660	$63,446	$141,472	$117,374
Net income	$148,909	$103,613	$63,963	$140,973	$117,374
Earnings per share
—Basic	$1.23	$0.86	$0.53	$1.17	$0.98
—Diluted	$1.20	$0.84	$0.52	$1.14	$0.94
Shares used in calculating basic earnings per share	122,725	120,352	119,814	120,714	119,280
Shares used in calculating diluted earnings per share	126,133	123,798	122,208	124,235	124,410

At the End of Fiscal Year	2011	2010	2009	2008	2007
(Dollar in thousands)

Total assets	$2,652,475	$1,866,892	$1,753,277	$1,635,016	$1,539,359
Non-current portion of long-term debt and other non-current liabilities	$543,543	$194,003	$211,021	$213,017	$116,692

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Reinforcing our position in existing markets

*We believe these markets continue to be underpenetrated and provide us with additional, substantial potential for substituting our technology for traditional methods. We are continuing to develop new products and to strengthen our distribution channels in order to expand our market. In our Engineering and Construction segment, we demonstrated our leadership in technology innovation by introducing a breakthrough high accuracy Global Navigation Satellite System (GNSS) correction technology with the Trimble RTX technology. RTX combines real-time data with innovative positioning and compression algorithms to deliver better than 4 centimeter (1.5 inch) repeatable accuracy with as little as one minute convergence in selected areas, enabling work to start immediately. We introduced our next generation TSC3 Handheld Controller which provides surveyors with a range of new features and functions from multiple devices into a single handheld: a digital camera, integrated communications as well as a GNSS navigator, compass and accelerometer. We also released the next generation of Trimble Ranger 3 rugged handheld computer which meets or exceeds rigorous military standards for temperature extremes, drops, vibration, humidity and altitude. We continued to expand our network of SITECH Technology Dealers with the expansion of this dealer network almost complete. These dealers represent Trimble and Caterpillar machine control systems for the contractor’s entire fleet of heavy equipment regardless of machine brand.

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

In our Mobile Solutions segment, we introduced a new cloud-based field service solution to manage fleet productivity through the Trimble GeoManager WorkManagement—a software solution that provides on-demand visibility into vehicle and mobile worker utilization. Our acquisition of PeopleNet strengthens our strategy for addressing the complex regulatory and operational demands of enterprise companies in the transportation and logistics market. PeopleNet is a leading provider of integrated onboard computing and mobile communications systems for effective fleet management that help manage regulatory compliance, fuel costs, driver safety and customer visibility.

In our Advanced Devices segment, to support a growing number of applications demanding high-performance under diverse operating conditions, we expanded the functionality of our line of ThingMagic Embedded RFID Readers—Mercury6e (M6e), Mercury5e (M5e), and Mercury5e-Compact (M5e-C), by releasing a firmware upgrade that optimizes several RFID tag read/write operations resulting in an overall performance improvement. Our acquisition of Beartooth also expands Trimble’s ability to offer unique map content and new outdoor-centric products while simultaneously enhancing current popular applications.

Extending our position in new and existing markets through new product categories

*We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to new and existing users. In our Engineering and Construction segment, through our acquisition of Sinning Vermessungsbedarf GmbH of Bavaria, Germany, we introduced the Trimble GEDO CE Trolley System, which is a system and software that allows railway track recording and documentation to be completed easily and economically. Furthermore, our acquisition of the assets of OmniSTAR allows us to provide space-based Global Navigation Satellite System (GNSS), correction services that can improve the accuracy of a GNSS receiver for precise positioning applications. This acquisition is expected to significantly expand Trimble’s worldwide ability to provide land-based correction services for agriculture, construction, mapping and Geographic Information System (GIS) and survey applications.

In our Field Solutions segment, through our acquisition of the Corridor Analyst business from Photo Science of Lexington, we introduced the Trimble Corridor Analyst routing software for power transmission lines. This software helps select the most appropriate corridors for high voltage power transmission lines. Furthermore, our acquisition of Yamei Electronics Technology, Co. Ltd, will allow us to expand our solutions for the automotive and related markets in China, Asia Pacific and India. Yamei manufactures automotive electronics products used for anti-theft GPS monitoring and tracking, RFID-based smart key and start and on-board diagnostics systems.

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

In addition, our acquisition of Tekla Corporation, headquartered in Espoo, Finland with offices and operations in 15 countries worldwide, will also enhance Trimble’s current construction software portfolio by expanding our (BIM) capabilities and enable a compelling set of productivity solutions for contractors around the world.

Our efforts also continue to be focused in Africa, China, India, the Middle-East, Russia, and South America.

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

Revenue Recognition

We elected to early adopt new revenue accounting guidance related to arrangements with multiple deliverables at the beginning of our first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after fiscal 2009.

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

Revenue for orders is generally not recognized until the product is shipped and title has transferred to the buyer. We bear all costs and risks of loss or damage to the goods up to that point. Our shipment terms for U.S. orders and international orders fulfilled from our European distribution center typically provide that title passes to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, delivery is deemed to occur when the carrier takes the goods into its charge from the place determined by us. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer. Shipping and handling costs are included in Cost of sales.

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

Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowance for doubtful accounts and sales returns reserve, was $275.2 million at the end of fiscal 2011, as compared with $222.8 million at the end of fiscal 2010. The allowance for doubtful accounts was $6.7 million and $3.4 million at the end of fiscal 2011 and 2010, respectively. We evaluate ongoing collectibility of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

Inventory Valuation

Our inventories, net balance were $232.1 million at the end of fiscal 2011 as compared with $192.9 million at the end of fiscal 2010. Our inventory allowances at the end of fiscal 2011 were $37.6 million, as compared with $31.8 million at the end of fiscal 2010. Our inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, or obsolescence balances. Factors influencing these adjustments include decline in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required.

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

Our valuation allowance is primarily attributable to acquired net operating losses and research and development credit carryforwards. Management believes that it is more likely than not that we will not realize these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts. Valuation allowance adjustments associated with an acquisition after the measurement period are recorded through income tax expense.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination, are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks, and in-process research and development. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one to ten years with a weighted average useful life of 6.5 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The annual goodwill impairment testing is performed in the fourth fiscal quarter of each year. Goodwill is reviewed for impairment utilizing a two-step process. First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. At the end of fiscal 2011, for each reporting unit, our estimated fair values exceeded the carry values by substantial margins.

Depreciation and amortization of the intangible assets and other long-lived assets is provided using the straight-line method over their estimated useful lives, reflecting the pattern of economic benefits associated with these assets. Changes in circumstances such as technological advances, changes to our business model, or changes in the capital strategy could result in the actual useful lives of intangible assets or other long-lived assets differing from initial estimates. In those cases where we determine that the useful life of an asset should be revised, the net book value in excess of the estimated residual value we will depreciate over its revised remaining useful life. These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable based on their future cash flows. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value.

Warranty Costs

The liability for product warranties was $18.4 million at the end of fiscal 2011, as compared with $12.9 million at the end of fiscal 2010. We accrue for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on our behalf. Our expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to three years, and in some instances, up to 5.5 years.

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

Stock-Based Compensation

We recognize compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. The grate date fair value for options is estimated using a binomial valuation model. The fair value of rights to purchase shares under our employee stock purchase plan is estimated using the Black-Scholes option-pricing model.

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

We base the expected stock price volatility for stock purchase rights on implied volatilities of traded options on our stock and our expected stock price volatility for stock options is based on a combination of our historical stock price volatility for the period commensurate with the expected life of the stock option and the implied volatility of traded options. The use of implied volatilities was based upon the availability of actively traded options on our stock with terms similar to our awards and also upon our assessment that implied volatility is more representative of future stock price trends than historical volatility. However, because the expected life of our stock options is greater than the terms of our traded options, we used a combination of our historical stock price volatility commensurate with the expected life of our stock options and implied volatility of traded options.

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

Because stock-based compensation expense recognized in the Consolidated Statement of Income for fiscal 2011, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

See Note 2 and Note 12 to the Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

Fiscal Years	2011	2010	2009
(Dollars in thousands)

Total consolidated revenue	$1,644,065	$1,293,937	$1,126,259
Gross margin	$829,581	$645,501	$549,868
Gross margin %	50.5%	49.9%	48.8%
Total consolidated operating income	$156,402	$127,602	$85,820
Operating income %	9.5%	9.9%	7.6%

Basis of Presentation

We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2011 was December 30, 2011. Fiscal 2011, 2010, and 2009 were all 52-week years.

Revenue

In fiscal 2011, total revenue increased by $350.1 million, or 27%, to $1.64 billion from $1.29 billion in fiscal 2010. The increase in fiscal 2011 was primarily due to stronger performances in the Engineering and Construction and Field Solutions segments. Engineering and Construction revenue increased $187.4 million, or 26%, Field Solutions increased $95.6 million, or 30%, Mobile Solutions increased $64.3 million, or 41%, and Advanced Devices increased $2.8 million, or 3%, as compared to fiscal 2010. Revenue growth within Engineering and Construction was driven by strong organic growth due to expanded distribution and improved end user markets and acquisitions, including Tekla. Sales were strong in the U.S. and Europe for heavy and highway and survey products. Additionally, Field Solutions revenue increased primarily due to the increase in demand for agricultural products as relatively high commodity prices led to good farmer income and spending. Mobile Solutions revenue increased primarily due to the PeopleNet acquisition and growth within the existing business, partially offset by the loss of a large customer in the second quarter of 2010.

In fiscal 2010, total revenue increased by $167.7 million, or 15%, to $1.29 billion from $1.13 billion in fiscal 2009. The increase in fiscal 2010 was primarily due to stronger performances in the Engineering and Construction and Field Solutions segments. Engineering and Construction revenue increased $140.5 million, or 24%, Field Solutions increased $26.4 million, or 9%, Advanced Devices increased $1.4 million, or 1%, slightly offset by a decrease in Mobile Solutions of $0.6 million, or less than 1%, as compared to fiscal 2009. In fiscal 2010, the revenue growth in Engineering and Construction reflected a return to growth across the U.S. and rest of the world markets, and a strong agricultural environment.

* During fiscal 2011, sales to customers in the United States represented 45%, Europe represented 24%, Asia Pacific represented 15%, and other regions represented 16% of our total revenue. During the 2010 fiscal year, sales to customers in the United States represented 46%, Europe represented 22%, Asia Pacific represented 18%, and other regions represented 14% of our total revenue. During fiscal 2009, sales to customers in the United States represented 50%, Europe represented 23%, Asia Pacific represented 17%, and other regions represented 10% of our total revenue. We anticipate that sales to international customers will continue to account for a significant portion of our revenue.

* No single customer accounted for 10% or more of our total revenue in fiscal 2011, 2010 and 2009. It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by us may adversely affect the results of operations.

Gross Margin

Our gross margin varies due to a number of factors including product mix, pricing, distribution channel used, effects of production volumes, new product start-up costs, and foreign currency translations.

In fiscal 2011, our gross margin increased by $184.1 million as compared to fiscal 2010 primarily due to higher revenue. Gross margin as a percentage of total revenue was 50.5% in fiscal 2011 and 49.9% in fiscal 2010. The increase in gross margin percentage was primarily due to an increase in sales of higher margin products, primarily software and subscription revenue, which were partially offset by higher amortization of purchased intangibles.

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

Operating Income

Operating income increased by $28.8 million for fiscal 2011 as compared to fiscal 2010. Operating income as a percentage of total revenue for fiscal 2011 was 9.5% as compared to 9.9% for fiscal 2010. The increase in operating income was primarily driven by higher revenue and associated gross margin. The decrease in operating income percentage was primarily due to higher amortization of purchased intangibles due to acquisitions.

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

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, amortization of inventory step-up, acquisition costs, and restructuring charges.

The following table is a breakdown of revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below.

Fiscal Years	2011	2010	2009
(Dollars in thousands)

Engineering and Construction
Revenue	$906,497	$719,053	$578,579
Segment revenue as a percent of total revenue	55%	55%	51%
Operating income	$149,015	$110,965	$58,282
Operating income as a percent of segment revenue	16%	15%	10%
Field Solutions
Revenue	$413,721	$318,137	$291,752
Segment revenue as a percent of total revenue	25%	25%	26%
Operating income	$160,139	$116,373	$104,498
Operating income as a percent of segment revenue	39%	37%	36%
Mobile Solutions
Revenue	$218,540	$154,254	$154,881
Segment revenue as a percent of total revenue	13%	12%	14%
Operating income	$4,461	$1,873	$14,341
Operating income as a percent of segment revenue	2%	1%	9%
Advanced Devices
Revenue	$105,307	$102,493	$101,047
Segment revenue as a percent of total revenue	7%	8%	9%
Operating income	$13,891	$18,325	$17,227
Operating income as a percent of segment revenue	13%	18%	17%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Fiscal Years	2011	2010	2009
(in thousands)

Consolidated segment operating income	$327,506	$247,536	$194,348
Unallocated corporate expense	(71,052)	(55,758)	(52,034)
Acquisition costs	(14,892)	(6,537)	(3,822)
Amortization of purchased intangible assets	(85,160)	(57,639)	(52,672)

Consolidated operating income	156,402	127,602	85,820

Non-operating income, net	11,052	13,485	1,801

Consolidated income before taxes	$167,454	$141,087	$87,621

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up, and restructuring cost.

Engineering and Construction

Engineering and Construction revenue increased by $187.4 million, or 26%, while segment operating income increased by $38.1 million, or 34.3%, for fiscal 2011 as compared to fiscal 2010. The revenue growth was primarily driven by strong organic growth due to expanded distribution and improved end user markets and acquisitions, including Tekla. Sales were strong in the U.S. and Europe for heavy and highway and survey products. Although residential and commercial construction was flat in the U.S. and most parts of Europe, and China sales slowed, products sales associated with infrastructure build out were strong. Operating income increased primarily due to higher revenue, higher gross margin, and increased operating leverage.

Engineering and Construction revenue increased by $140.5 million, or 24%, while segment operating income increased by $52.7 million, or 90.4%, for fiscal 2010 as compared to fiscal 2009. The revenue increase reflected a return to growth across the U.S. and rest of the world markets for survey, construction, and geospatial product lines. Although residential and commercial construction in the United States and Europe did not significantly contribute to the growth in fiscal 2010, construction product sales associated with the building of highway infrastructure were robust. Operating income increased primarily due to higher revenue and increased operating leverage.

Field Solutions

Field Solutions revenue increased by $95.6 million, or 30%, while segment operating income increased by $43.8 million, or 37.6%, for fiscal year 2011 as compared to fiscal 2010. The revenue growth was primarily due to higher sales across the world for our agricultural products as relatively high commodity prices increased farmer income and spending. Sales for agricultural products were robust across the Americas, Europe, and Asia Pacific regions. Additionally, GIS contributed to strong Field Solutions revenue due to the new product introductions and the Tekla acquisition, from which we gained an infrastructure and energy business that falls under Field Solutions, also contributed. Operating income increased primarily due to higher revenue, higher gross margin, and increased operating leverage.

Field Solutions revenue increased by $26.4 million, or 9%, while segment operating income increased by $11.9 million, or 11.4%, for fiscal 2010 as compared to fiscal 2009. The increase in revenue was driven primarily by increased farmer demand for agricultural products. Generally, corn and soybean commodity prices were higher in fiscal 2010 as compared to fiscal 2009, resulting in a robust farm economy and increased spending by farmers for our agriculture productivity products. Operating income increased primarily due to higher revenue in our agricultural business.

Mobile Solutions

Mobile Solutions revenue increased by $64.3 million, or 41%, while segment operating income increased by $2.6 million, or 138.2%, for fiscal 2011 as compared to fiscal 2010. The revenue increase was primarily due to acquisitions, including PeopleNet, and growth within the existing business, partially offset by a loss of a large customer in the second quarter of fiscal 2010. Operating income increased primarily due to the PeopleNet acquisition and organic growth.

Mobile Solutions revenue decreased by $0.6 million, or less than 1%, while segment operating income decreased by $12.5 million, or 86.9%, for fiscal 2010 as compared to fiscal 2009. Revenue was slightly down primarily due to the loss of a large customer in the second quarter of 2010, partially offset by revenue from acquisitions. Operating income declined primarily due to the loss of a large, high margin customer and higher operating expense associated with acquisitions not applicable with the prior year.

Advanced Devices

Advanced Devices revenue increased by $2.8 million, or 3%, and segment operating income decreased by $4.4 million, or 24.2%, for fiscal 2011 as compared to fiscal 2010. The increase in revenue was driven by new product introductions within Applanix and acquisition revenue, partially offset by a reduction in demand for GPS-based timing and synchronization devices. The decrease in operating income was primarily driven by product mix and acquisitions.

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

Research and Development, Sales and Marketing, and General and Administrative Expenses

The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total revenue for fiscal years 2011, 2010 and 2009 and should be read in conjunction with the narrative descriptions of those operating expenses below.

Fiscal Years	2011	2010	2009
(Dollars in thousands)

Research and development	$197,007	$150,089	$136,639
Percentage of revenue	12%	11%	12%
Sales and marketing	266,804	215,127	189,859
Percentage of revenue	16%	17%	17%
General and administrative	158,375	118,352	100,830
Percentage of revenue	10%	9%	9%

Total	$622,186	$483,568	$427,328

Percentage of revenue	38%	37%	38%

Overall, R&D, sales and marketing, and G&A expenses increased by approximately $138.6 million in fiscal 2011 compared to fiscal 2010.

Research and development expense increased by $46.9 million in fiscal 2011, as compared to fiscal 2010. Substantially all of our R&D costs have been expensed as incurred. Overall research and development spending was approximately 12% of revenue in fiscal 2011 and 11% in fiscal 2010. The increase in R&D expense in fiscal 2011, as compared to fiscal 2010 was primarily due to the inclusion of expense of $27.8 million from acquisitions not applicable in fiscal 2010, a $8.0 million increase in engineering costs associated with new product roll-outs, a $4.9 million increase in compensation related expense, a $3.6 million increase due to unfavorable foreign currency exchange rates, and a $2.6 million increase in other expenses.

Research and development expense increased by $13.5 million in fiscal 2010, as compared to fiscal 2009. Overall research and development spending was approximately 11% of revenue in fiscal 2010 and 12% in fiscal 2009. The increase in R&D expense in fiscal 2010, as compared to fiscal 2009 was primarily due to the inclusion of expense of $4.5 million from acquisitions not applicable in fiscal 2009, a $3.9 million increase in engineering costs associated with new product roll-outs, a $2.0 million increase in compensation related expense, a $1.5 million increase due to unfavorable foreign currency exchange rates, and a $1.6 million increase in other expenses.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $51.7 million in fiscal 2011 as compared to fiscal 2010. Spending overall was approximately 16% of revenue in fiscal 2011 compared to 17% in fiscal 2010. The increase in sales and marketing expense in fiscal 2011, as compared to fiscal 2010 was primarily due to the inclusion of expense of $35.9 million from acquisitions not applicable in fiscal 2010, a $12.0 million increase in compensation related expense, a $4.5 million increase due to unfavorable foreign currency exchange rates, partially offset by a $0.7 million decrease in other expenses.

Sales and marketing expense increased by $25.3 million in fiscal 2010 as compared to fiscal 2009. Spending overall remained relatively constant at approximately 17% of revenue in both fiscal 2010 and 2009. The increase in sales and marketing expense in fiscal 2010, as compared to fiscal 2009 was primarily due to the inclusion of expense of $12.6 million from acquisitions not applicable in fiscal 2009, a $9.1 million increase in compensation related expense, a $2.9 million increase in travel expense, a $0.9 million increase due to unfavorable foreign currency exchange rates.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $40.0 million in fiscal 2011 compared to fiscal 2010. Spending overall was at approximately 10% of revenue in fiscal 2011 compared to 9% in fiscal 2010. The increase in general and administrative expense in fiscal 2011, as compared to fiscal 2011 was primarily due to the inclusion of expense of $19.3 million from acquisitions not applicable in fiscal 2010, an $8.4 million increase in non-recurring acquisition related costs, a $4.0 million increase in tax, legal and consulting expense, a $1.9 million increase in compensation related expense, a $1.5 million increase due to unfavorable foreign currency exchange rates, a $1.3 million increase in travel expense, and a $3.5 million increase in other expenses.

General and administrative expense increased by $17.5 million in fiscal 2010 compared to fiscal 2009. Spending overall remained relatively constant at approximately 9% of revenue in both fiscal 2010 and 2009. The increase in general and administrative expense in fiscal 2010, as compared to fiscal 2009 was primarily due to the inclusion of expense of $10.2 million from acquisitions not applicable in fiscal 2009, a $10.6 million increase in compensation related expense, a $0.5 million increase due to unfavorable foreign currency exchange rates, a $0.4 million increase in travel expense, which was partially offset by a $1.6 million decrease in bad debt expense and a $2.6 million decrease in other expenses.

Other Operating Expenses

Amortization of Purchased and Other Intangible Assets

Fiscal Years	2011	2010	2009
(in thousands)

Cost of sales	$36,455	$24,900	$22,337
Operating expenses	48,705	32,739	30,335

Total	$85,160	$57,639	$52,672

Total amortization expense of purchased and other intangible assets was $85.2 million in fiscal 2011, of which $36.5 million was recorded in Cost of sales and $48.7 million was recorded in Operating expenses. Total amortization expense of purchased and other intangibles represented 5.2% of revenue in fiscal 2011, an increase of $27.5 million from fiscal 2010 when it represented 4.5% of revenue. The increase was primarily due to the Tekla and PeopleNet acquisitions and to a lesser extent, other acquisitions made in fiscal 2011, as well as fiscal 2010 acquisition intangibles that included a full year impact of amortization expense in fiscal 2011.

Total amortization expense of purchased and other intangible assets was $57.6 million in fiscal 2010, of which $24.9 million was recorded in Cost of sales and $32.7 million was recorded in Operating expenses. Total amortization expense of purchased and other intangibles represented 4.5% of revenue in fiscal 2010, an increase of $5.0 million from fiscal 2009 when it represented 4.7% of revenue. The increase was primarily due to the acquisition of certain technology and patent intangibles as a result of acquisitions made in fiscal 2010, as well as fiscal 2009 acquisition intangibles that included a full year impact of amortization expense in fiscal 2010.

Non-operating Income, Net

The following table shows non-operating income, net for the periods indicated and should be read in conjunction with the narrative descriptions below:

Fiscal Years	2011	2010	2009
(in thousands)
Interest income	$1,364	$1,083	$783
Interest expense	(8,641)	(1,752)	(1,812)
Foreign currency transaction gain (loss), net	1,053	(836)	463
Income from equity method investments, net	15,349	11,795	729
Other income, net	1,927	3,195	1,638

Total non-operating income, net	$11,052	$13,485	$1,801

Total non-operating income, net decreased by $2.4 million during fiscal 2011 compared with fiscal 2010. The decrease was primarily due to an increase in interest expense due to an increase in debt associated with acquisitions, and a reduction in deferred compensation plan asset gains and losses included in Other income, net, offset by the impact of foreign currency transaction gain (loss) primarily related to foreign exchange hedges associated with two of our larger acquisitions, and the impact of higher income from equity method investments.

Total non-operating income, net increased by $11.7 million during fiscal 2010 compared with fiscal 2009. The increase was due to higher income from joint ventures and changes in our deferred compensation gains (losses) included in Other income, net, partially offset by a change in foreign exchange gains (losses).

Income Tax Provision

Our effective income tax rate for fiscal years 2011, 2010 and 2009 was 11%, 27% and 27% respectively. The 2011 and 2009 rates were less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and to a lesser extent research and development tax credits and a settlement with the U.S. tax authorities. The 2010 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and valuation allowance release, offset by the net impact of the U.S. Internal Revenue Service (IRS) 2005 through 2007 audit settlement in 2010.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets at the end of fiscal 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

At the End of Fiscal Year	2011	2010	2009
(Dollars in thousands)

Cash and cash equivalents	$154,621	$220,788	$273,848
As a percentage of total assets	5.8%	11.8%	15.6%
Total debt	$564,436	$153,153	$151,483

Fiscal Years	2011	2010	2009
(Dollars in thousands)
Cash provided by operating activities	$241,629	$124,030	$194,631
Cash used in investing activities	$(773,565)	$(156,374)	$(83,926)
Cash provided by (used in) financing activities	$464,167	$(20,164)	$16,125
Effect of exchange rate changes on cash and cash equivalents	$1,602	$(552)	$4,487
Net increase (decrease) in cash and cash equivalents	$(66,167)	$(53,060)	$131,317

Cash and Cash Equivalents

At the end of fiscal 2011, cash and cash equivalents totaled $154.6 million compared to $220.8 million at the end of fiscal 2010. We had debt of $564.4 million at the end of fiscal 2011 compared to $153.2 million at the end of fiscal 2010.

* Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital.

* We believe that our cash and cash equivalents, together with our cash flow from operations will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, and stock purchases under the stock repurchase program for at least the next twelve months.

* We anticipate that planned capital expenditures primarily for the building of a facility in Westminster, Colorado expected to begin in 2012, as well as computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Operating Activities

Cash provided by operating activities was $241.6 million for fiscal 2011, as compared to $124.0 million for fiscal 2010. The increase of $117.6 million was due to an increase in net income before non-cash depreciation and amortization, primarily attributable to Engineering and Construction and Field Solutions segments’ increased revenue, offset by an increase in accounts receivable due to higher revenue from Engineering and Construction and Field Solutions segments, Additionally, fiscal 2010 included the payment of income taxes payable associated with the IRS tax settlement which is not applicable in fiscal 2011.

Cash provided by operating activities was $124.0 million for fiscal 2010, as compared to $194.6 million for fiscal 2009. The decrease of $70.6 million was driven by an increase in inventory spending, a $49.7 million payment associated with an IRS settlement, partially offset by an increase in net income before non-cash depreciation and amortization, accounts payable, and accrued compensation and benefits. The increase in inventories during fiscal 2010 was primarily attributable to our Engineering and Construction segment and was due to an increase in revenue.

Investing Activities

Cash used in investing activities was $773.6 million for fiscal 2011, as compared to $156.4 million for fiscal 2010. The increase of $617.2 million was primarily due to higher cash used for business and intangible asset acquisitions in fiscal 2011, with the largest cash requirement due to the Tekla acquisition.

Cash used in investing activities was $156.4 million for fiscal 2010, as compared to $83.9 million for fiscal 2009. The increase of $72.4 million was primarily due to higher cash used for business and intangible asset acquisitions in fiscal 2010.

Financing Activities

Cash provided by financing activities was $464.2 million for fiscal 2011, as compared to cash used of $20.2 million during fiscal 2010. The increase of $484.3 million was primarily due to proceeds from long-term debt and revolving credit lines for business acquisitions, an increase in proceeds received from the issuance of common stock related to stock option exercises, the repurchase of common stock during fiscal 2010, offset by payments on long-term debt and debt issuance costs during fiscal 2011.

Cash used by financing activities was $20.2 million for fiscal 2010, as compared to cash provided of $16.1 million during fiscal 2009. The decrease of $36.3 million was primarily due to the stock repurchases in the first nine months of fiscal 2010, partially offset by common stock issued upon the exercise of stock options.

Accounts Receivable and Inventory Metrics

At the End of Fiscal Year	2011	2010

Accounts receivable days sales outstanding	58	63
Inventory turns per year	3.8	3.8

Accounts receivable days sales outstanding were down at 58 days at the end of fiscal 2011, as compared to 63 days at the end of fiscal 2010. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times a quarterly average of 91 days. Our inventory turns were both 3.8 at the end of fiscal 2011 and 2010. Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.

Repatriation of Foreign Earnings and Income Taxes

A significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, and it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2011 Credit Facility or the tax costs of remitting foreign earnings back to the U.S.

Debt

On May 6, 2011, we entered into a new credit agreement, or 2011 Credit Facility, with a group of lenders. This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the 2011 Credit Facility, the revolving loan facility and the term loan facility may be increased by up to $300.0 million in the aggregate but we may no longer draw down on the term loan facility. Additionally, on July 14, 2011, we entered into a $50 million uncommitted revolving loan facility, which we call our 2011 Uncommitted Facility. This facility is callable by the bank at any time and has no covenants. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR, or the bank’s cost of funds or as otherwise agreed upon by the bank and us.

At the end of fiscal 2011, our total debt was comprised primarily of a term loan of $385.0 million and a revolving credit line of $133.3 million under the 2011 Credit Facility and a revolving credit line of $44.0 million under the 2011 Uncommitted Facility. Of the total outstanding balance, $365.0 million of the term loan and $133.3 million of the revolving credit line are classified as long-term in the Consolidated Balance Sheet. At the end of fiscal 2011, we had promissory notes and other notes payable totaling approximately $2.1 million consisted primarily of notes payable of $1.7 million to noncontrolling interest holders of one of our consolidated subsidiaries. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification. For additional discussion of our debt, see Note 7 of Notes to the Consolidated Financial Statements.

The funds available under the 2011 Credit Facility may be used for general corporate purposes, the financing of acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2011 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on May 6, 2016, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made at April 1, 2016. On an annualized basis, the amortization of the term loan is as follows: 5%, 5%, 10%, 10%, and 70% for years one through five respectively. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.

We may borrow funds under the 2011 Credit Facility in U.S. Dollars, Euros or in certain other agreed currencies, and borrowings will bear interest, at our option, at either: (i) a floating per annum base rate based on the administrative agent’s prime rate or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.25% and 1.25%, depending on our leverage ratio as of the most recently ended fiscal quarter, or (ii) a reserve-adjusted fixed per annum rate based on LIBOR, EURIBOR, STIBOR or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 1.25% and 2.25%, depending on our leverage ratio as of the most recently ended fiscal quarter. Interest will be paid on the last day of each fiscal quarter with respect to borrowings bearing interest based on a floating rate, or on the last day of an interest period, but at least every three months with respect to borrowings bearing interest at a fixed rate. Our obligations under the 2011 Credit Facility are guaranteed by several of our domestic subsidiaries.

The 2011 Credit Facility contains various customary representations and warranties by us. The 2011 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2011 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2011 Credit Facility) to (b) interest expenses for the most recently ended period of four fiscal quarters of not less than 3.5 to 1. We must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness to (y) EBITDA (as defined in the 2011 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than the applicable ratio set forth in the table below; provided, that on the completion of a material acquisition, we may increase the applicable ratio in the table below by 0.25 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters.

Fiscal Quarter Ending	Maximum Leverage Ratio
Prior to March 30, 2012	3.50 to 1
On and after March 30, 2012 and prior to June 29, 2012	3.25 to 1
On and after June 29, 2012	3 to 1

We were in compliance with these restrictive covenants at the end of fiscal 2011.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at the end of fiscal 2011:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)

Principal payments on debt (1)	$562,300	$64,000	$75,000	$423,300	$—
Interest payments on debt (2)	39,616	2,543	3,025	34,048	—
Operating leases	69,863	24,406	29,425	11,238	4,794
Other purchase obligations and commitments (3)	96,755	86,789	9,212	754	—

Total	$768,534	$177,738	$116,662	$469,340	$4,794

(1)	Amount represents principal payments over the life of the debt obligations. (See Note 7 of the Notes to the Consolidated Financial Statements for further financial information regarding long-term debt.)

(2)	Amount represents the expected interest cash payments relating to our debt. Interest was estimated interest payments that are not recorded on our Consolidated Balance Sheets. Interest was estimated to be 1.96% per annum, based upon recent trends, and is not included in our Consolidated Balance Sheets.
(3)	Other purchase obligations and commitments primarily represent open non-cancelable purchase orders for material purchases with our vendors, and also include estimated payments due for acquisition related earn-outs and holdbacks. Purchase obligations exclude agreements that are cancelable without penalty.

At the end of fiscal 2011 we had unrecognized tax benefits (included in Other non-current liabilities) of $15.7 million, including interest and penalties. At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability, and therefore, such amounts are not included in the contractual obligations table above.

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

Non-GAAP non-operating income, net

We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income, net excludes acquisition gains or costs associated with unusual acquisition related items such as a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), adjustments to the fair value of earn-out liabilities and payments made or received to settle earn-out and holdback disputes. These costs are specific to particular acquisitions and vary significantly in amount and timing. Non-GAAP non-operating income, net also excludes the write-off of debt issuance costs associated with a terminated credit facility as well as a foreign exchange gain specifically associated with two of our larger acquisitions. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.

Non-GAAP income tax provision

Investors benefit from the exclusion of an IRS settlement because it facilitates comparisons to our past income tax provision. Non-GAAP income tax provision excludes an IRS settlement and a valuation allowance release from GAAP income tax provision and includes non-GAAP items tax effected. Non-GAAP items tax effected adjusts the provision for income taxes to reflect the effect of certain non-GAAP items on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in our non-GAAP presentation.

Non-GAAP net income

This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangibles, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs, the write-off of debt issuance costs, a foreign exchange gain associated with two of our larger acquisitions, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.

Non-GAAP diluted net income per share

We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangibles, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs, the write-off of debt issuance costs, a foreign exchange gain associated with two acquisitions, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.

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

These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our “core operating performance” as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangibles, stock based compensation, amortization of acquisition-related inventory step-up, acquisition costs, the write-off of debt issuance costs, a foreign exchange gain associated with two acquisitions, and certain tax charges/benefits of which $27.5 million is associated with the IRS settlement and $7.6 million is associated with valuation allowance release benefit. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) – (L) below.

		Fiscal Years
		2011			2010			2009
		Dollar Amount	% of Revenue		Dollar Amount	% of Revenue		Dollar Amount	% of Revenue
GROSS MARGIN:
GAAP gross margin:		$829,581	50.5%		$645,501	49.9%		$549,868	48.8%
Restructuring	(A)	466	0.0%		443	0.0%		4,369	0.4%
Amortization of purchased intangibles	(B)	37,197	2.3%		24,900	1.9%		22,201	2.0%
Stock-based compensation	(C)	1,955	0.1%		1,816	0.1%		1,854	0.2%
Amortization of acquisition-related inventory step-up	(D)	3,802	0.2%		728	0.1%		470	0.0%

Non-GAAP gross margin:		$873,001	53.1%		$673,388	52.0%		$578,762	51.4%

OPERATING EXPENSES:
GAAP operating expenses:		$673,179	40.9%		$517,899	40.0%		$464,048	41.2%
Restructuring	(A)	(2,288)	-0.1%		(1,592)	-0.1%		(6,385)	-0.6%
Amortization of purchased intangibles	(B)	(48,705)	-3.0%		(32,739)	-2.5%		(30,335)	-2.7%
Stock-based compensation	(C)	(26,496)	-1.6%		(21,309)	-1.7%		(16,805)	-1.5%
Acquisition costs	(E)	(14,892)	-0.9%		(6,537)	-0.5%		(3,822)	-0.3%

Non-GAAP operating expenses:		$580,798	35.3%		$455,722	35.2%		$406,701	36.1%

OPERATING INCOME:
GAAP operating income:		$156,402	9.5%		$127,602	9.9%		$85,820	7.6%
Restructuring	(A)	2,754	0.2%		2,035	0.2%		10,754	1.0%
Amortization of purchased intangibles	(B)	85,902	5.2%		57,639	4.4%		52,536	4.7%
Stock-based compensation	(C)	28,451	1.8%		23,125	1.8%		18,659	1.7%
Amortization of acquisition-related inventory step-up	(D)	3,802	0.2%		728	0.0%		470	0.0%
Acquisition costs	(E)	14,892	0.9%		6,537	0.5%		3,822	0.3%

Non-GAAP operating income:		$292,203	17.8%		$217,666	16.8%		$172,061	15.3%

NON-OPERATING INCOME, NET:
GAAP non-operating income, net:		$11,052			$13,485			$1,801
Acquisition gain	(E)	(264)			(3,177)			—
Debt issuance cost write-off	(F)	377			—			—
Foreign exchange gain associated with acquisitions	(G)	(1,768)			—			—

Non-GAAP non-operating income, net:		$9,397			$10,308			$1,801

			GAAP and Non-GAAP Tax Rate %	(K)		GAAP and Non-GAAP Tax Rate %	(K)		GAAP and Non-GAAP Tax Rate %
INCOME TAX PROVISION:
GAAP income tax provision:		$18,545	11%		$37,474	27%		$23,658	27%
Non-GAAP items tax effected:	(H)	13,696			10,935			23,196
IRS settlement	(I)	—			(27,540)			—
Valuation allowance release	(J)	—			7,628			—

Non-GAAP income tax provision:		$32,241	11%		$28,497	13%		$46,854	27%

NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$150,755			$103,660			$63,446
Restructuring	(A)	2,754			2,035			10,754
Amortization of purchased intangibles	(B)	85,902			57,639			52,536
Stock-based compensation	(C)	28,451			23,125			18,659
Amortization of acquisition-related inventory step-up	(D)	3,802			728			470
Acquisition costs	(E)	14,627			3,360			3,822
Debt issuance cost write-off	(F)	377			—			—
Foreign exchange gain associated with acquisitions	(G)	(1,768)			—			—
Non-GAAP tax adjustments	(H),(I), (J)	(13,696)			8,986			(23,196)

Non-GAAP net income attributable to Trimble Navigation Ltd.		$271,204			$199,533			$126,491

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$1.20			$0.84			$0.52
Restructuring	(A)	0.02			0.02			0.09
Amortization of purchased intangibles	(B)	0.67			0.46			0.43
Stock-based compensation	(C)	0.23			0.19			0.15
Amortization of acquisition-related inventory step-up	(D)	0.03			—			0.01
Acquisition costs	(E)	0.12			0.03			0.03
Debt issuance cost write-off	(F)	—			—			—
Foreign exchange gain associated with acquisitions	(G)	(0.01)			—			0.01
Non-GAAP tax adjustments	(H), (I),(J)	(0.11)			0.07			(0.19)

Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$2.15			$1.61			$1.04

OPERATING LEVERAGE:
Increase in non-GAAP operating income		$74,537			$45,605			$(80,511)
Increase in revenue		$350,128			$167,678			$(202,975)
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)		21.3%			27.2%			N/A

			Fiscal Years
			2011		2010		2009
				% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:			$149,015	16.4%	$110,965	15.4%	$58,282	10.1%
Stock-based compensation	(L	)	10,140	1.2%	7,886	1.1%	6,312	1.1%

Non-GAAP operating income before corporate allocations:			$159,155	17.6%	$118,851	16.5%	$64,594	11.2%

Field Solutions
GAAP operating income before corporate allocations:			$160,139	38.7%	$116,373	36.6%	$104,498	35.8%
Stock-based compensation	(L	)	2,269	0.6%	1,978	0.6%	1,086	0.4%

Non-GAAP operating income before corporate allocations:			$162,408	39.3%	$118,351	37.2%	$105,584	36.2%

Mobile Solutions
GAAP operating income before corporate allocations:			$4,461	2.0%	$1,873	1.2%	$14,341	9.3%
Stock-based compensation	(L	)	2,943	1.4%	3,444	2.2%	4,216	2.7%

Non-GAAP operating income before corporate allocations:			$7,404	3.4%	$5,317	3.4%	$18,557	12.0%

Advanced Devices
GAAP operating income before corporate allocations:			$13,891	13.2%	$18,325	17.9%	$17,227	17.0%
Stock-based compensation	(L	)	2,566	2.4%	1,934	1.9%	1,595	1.6%

Non-GAAP operating income before corporate allocations:			$16,457	15.6%	$20,259	19.8%	$18,822	18.6%

A.	Restructuring. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.
B.	Amortization of purchased intangibles. Included in our GAAP presentation of gross margin, operating expenses, operating income, and net income is amortization of purchased intangibles. US GAAP accounting requires that intangible assets are recorded at fair value and amortized over their useful lives. Consequently, the timing and size of our acquisitions will cause our operating results to vary from period to period making a comparison to past performance difficult for investors. This accounting treatment may cause differences when comparing our results to companies that grow internally because the fair value assigned to the intangible assets acquired through acquisition may significantly exceed the equivalent expenses that a company may incur for similar efforts when performed internally. Furthermore, the useful life that we expense our intangible assets over may be substantially different from the time period that an internal growth company incurs and recognizes such expenses. We believe that by excluding purchased intangibles which primarily represents technology and/or customer relationships already developed, it enhances comparability by allowing investors to compare our operations pre-acquisition to those post-acquisitions and to those of our competitors that have pursued internal growth strategies.

C.	Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For fiscal years 2011, 2010 and 2009, stock-based compensation was allocated as follows:

	Fiscal Years
(in thousands)	2011	2010	2009

Cost of sales	$1,955	$1,816	$1,854
Research and development	4,624	3,991	3,476
Sales and Marketing	6,672	5,611	4,446
General and administrative	15,200	11,707	8,883

	$28,451	$23,125	$18,659

D.	Amortization of acquisition-related inventory step-up. The purchase accounting entries associated with our business acquisitions require us to record inventory at its fair value, which is sometimes greater than the previous book value of the inventory. Included in our GAAP presentation of cost of sales, the increase in inventory value is amortized to cost of sales over the period that the related product is sold. We exclude inventory step-up amortization from our non-GAAP measures because it is a non-cash expense that we do not believe is indicative of our ongoing operating results. We further believe that excluding this item from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.
E.	Acquisition costs. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs. Included in our GAAP presentation of non-operating income, net, acquisition gain includes unusual acquisition related items such as a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), adjustments to the fair value of earn-out liabilities and payments made or received to settle earn-out and holdback disputes. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
F.	Debt issuance cost write-off. Included in our non-operating income, net this amount represents a write-off of debt issuance cost for a terminated credit facility. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income to facilitate a more meaningful evaluation of our non-operating income trends.
G.	Foreign exchange gain associated with acquisitions. This amount represents the net gain on foreign exchange hedges associated with two of our larger acquisitions. We excluded the foreign exchange from our non-GAAP measures because we believe that the exclusion of this item provides investors an enhanced view of the cost structure of our operations and facilitates comparisons with the results of other periods.
H.	Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) – (G) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.
I.	IRS settlement. This amount represents a net charge of $27.5 million in the second quarter of 2010 resulting from the IRS audit settlement. We excluded this because it is not indicative of our future operating results. We believe that investors benefit from excluding this charge from our operating results to facilitate comparisons to past operating performance.
J.	Valuation allowance release. This amount represents a benefit of $7.6 million in the fourth quarter of 2010 resulting from a valuation allowance release. We excluded this from our non-GAAP results to enhance comparability of results across periods.
K.	GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.
L.	Stock-based compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance as it is a non-cash expense. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $10.5 million, $7.9 million, and $5.5 million for fiscal years 2011, 2010, and 2009, respectively.

Non-GAAP Operating Income

Non-GAAP operating income increased by $74.5 million for fiscal 2011 as compared to fiscal 2010, and increased by $45.6 million for fiscal 2010 as compared to fiscal 2009. Non-GAAP operating income as a percentage of total revenue was 17.8%, 16.8%, and 15.3% for fiscal years 2011, 2010, and 2009, respectively.

The increase in operating income and operating income percentage during fiscal 2011 compared to fiscal 2010 was primarily driven by higher revenue and associated operating leverage in Engineering and Construction and Field Solutions. The increase in operating income and operating income percentage during fiscal 2010 compared to fiscal 2009 was primarily driven by higher revenue and associated operating leverage in Engineering and Construction and Field Solutions, partially offset by Mobile Solutions.

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

Market Interest Rate Risk

Our cash equivalents consisted primarily of money market funds, treasury bills, interest and non-interest bearing bank deposits as well as bank time deposits. The main objective of these instruments is safety of principal and liquidity while maximizing return, without significantly increasing risk.

* Due to the short-term nature of our cash equivalents, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.

We are exposed to market risk due to the possibility of changing interest rates under our credit facilities. Our 2011 credit facility is comprised of an unsecured term loan and a revolving credit agreement with maturity dates of May, 2016 and also an unsecured uncommitted revolving credit agreement that is callable by the bank at any time. We may borrow funds these facilities in U.S. Dollars or in certain other currencies and borrowings will bear interest as described under Note 7 of Notes to the Consolidated Financial Statements.

At the end of fiscal 2011, our total debt was comprised primarily of a term loan of $385.0 million and a revolving credit line of $133.3 million under the 2011 Credit Facility and a revolving credit line of $44.0 million under the 2011 Uncommitted Facility. A hypothetical 10% increase in the one-month LIBOR rates could result in approximately $167,000 annual increase in interest expense on the existing principal balances.

* The hypothetical changes and assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual earnings effects in the future will differ from those quantified above.

Foreign Currency Exchange Rate Risk

We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.

Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our operating expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar and Canadian Dollar. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In fiscal 2011 and 2010, the impact to operating income was immaterial.

We enter into foreign exchange forward contracts and to minimize the short-term impact of foreign currency fluctuations on cash, certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian and New Zealand Dollars, Japanese Yen, Indian Rupee, South African Rand, Swedish Krona, Euro, and British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign exchange forward contracts for trading purposes. We occasionally enter into foreign exchange forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign exchange forward contracts outstanding at the end of fiscal 2011 and 2010 are summarized as follows (in thousands):

	At the End of Fiscal 2011		At the End of Fiscal 2010
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(124,358)	$(1,363)	$(30,106)	$93
Sold	$35,713	$(254)	$18,834	$174

* We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

TRIMBLE NAVIGATION LIMITED

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

At the End of Fiscal Year	2011	2010
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$154,621	$220,788
Accounts receivable, less allowance for doubtful accounts of $6,689 and $3,442, and sales return reserve of $1,767 and $1,632 at the end of fiscal 2011 and 2010, respectively	275,201	222,820
Other receivables	7,103	21,069
Inventories, net	232,063	192,852
Deferred income tax assets	44,632	36,924
Other current assets	19,437	19,917

Total current assets	733,057	714,370
Property and equipment, net	62,724	50,692
Goodwill	1,297,692	828,737
Other purchased intangible assets, net	476,791	204,948
Other non-current assets	82,211	68,145

Total assets	$2,652,475	$1,866,892

LIABILITIES
Current liabilities:
Current portion of long-term debt	$65,918	$1,993
Accounts payable	97,956	72,349
Accrued compensation and benefits	73,894	60,976
Deferred revenue	105,066	73,888
Accrued warranty expense	18,444	12,868
Other current liabilities	50,045	29,741

Total current liabilities	411,323	251,815
Non-current portion of long-term debt	498,518	151,160
Non-current deferred revenue	13,113	10,777
Deferred income tax liabilities	95,594	24,598
Other non-current liabilities	45,025	42,843

Total liabilities	1,063,573	481,193

Commitments and contingencies

Shareholders’ equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding Common stock, no par value; 180,000 shares authorized; 123,663 and 120,939 shares issued and outstanding at the end of fiscal 2011 and 2010, respectively	878,514	781,779
Retained earnings	685,639	536,350
Accumulated other comprehensive income	5,140	48,027

Total Trimble Navigation Ltd. shareholders’ equity	1,569,293	1,366,156
Noncontrolling interests	19,609	19,543

Total equity	1,588,902	1,385,699

Total liabilities and shareholders’ equity	$2,652,475	$1,866,892

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years	2011	2010	2009
(In thousands, except per share data)

Revenue	$1,644,065	$1,293,937	$1,126,259
Cost of sales	814,484	648,436	576,391

Gross margin	829,581	645,501	549,868

Operating expense
Research and development	197,007	150,089	136,639
Sales and marketing	266,804	215,127	189,859
General and administrative	158,375	118,352	100,830
Restructuring charges	2,288	1,592	6,385
Amortization of purchased intangible assets	48,705	32,739	30,335

Total operating expense	673,179	517,899	464,048

Operating income	156,402	127,602	85,820
Non-operating income, net
Interest income	1,364	1,083	783
Interest expense	(8,641)	(1,752)	(1,812)
Foreign currency transaction gain (loss), net	1,053	(836)	463
Income from equity method investments, net	15,349	11,795	729
Other expense, net	1,927	3,195	1,638

Total non-operating income, net	11,052	13,485	1,801

Income before taxes	167,454	141,087	87,621
Income tax provision	18,545	37,474	23,658

Net income	148,909	103,613	63,963
Less: Net income (expense) attributable to noncontrolling interests	(1,846)	(47)	517

Net income attributable to Trimble Navigation Ltd.	$150,755	$103,660	$63,446

Basic earnings per share	$1.23	$0.86	$0.53

Shares used in calculating basic earnings per share	122,725	120,352	119,814

Diluted earnings per share	$1.20	$0.84	$0.52

Shares used in calculating diluted earnings per share	126,133	123,798	122,208

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity	Noncontrolling Interest
	Shares	Amount					Total
(In thousands)

Balance at the end of fiscal 2008	119,051	$684,831	$427,921	$27,649	$1,140,401	$3,655	$1,144,056
Components of comprehensive income:
Net income			63,446		63,446	517	63,963
Unrealized gain on investments				392	392		392
Foreign currency translation adjustments, net of tax				20,583	20,583		20,583
Unrecognized actuarial loss				(327)	(327)		(327)

Total comprehensive income					84,094	517	84,611

Issuance of common stock under employee plans and exercise of warrants	1,399	14,855			14,855		14,855
Stock based compensation		18,862			18,862		18,862
Noncontrolling interest investments					—	471	471
Tax benefit from stock option exercises		1,700			1,700		1,700

Balance at the end of fiscal 2009	120,450	$720,248	$491,367	$48,297	$1,259,912	$4,643	$1,264,555

Components of comprehensive income:
Net income			103,660		103,660	(47)	103,613
Foreign currency translation adjustments, net of tax				354	354		354
Unrecognized actuarial loss				(624)	(624)		(624)

Total comprehensive income					103,390	(47)	103,343

Issuance of common stock under employee plans and exercise of warrants, net	3,065	45,182	(634)		44,548		44,548
Stock repurchase	(2,576)	(15,808)	(58,043)		(73,851)		(73,851)
Stock based compensation		23,403			23,403		23,403
Noncontrolling interest investments		429			429	14,947	15,376
Tax benefit from stock option exercises		8,325			8,325		8,325

Balance at the end of fiscal 2010	120,939	$781,779	$536,350	$48,027	$1,366,156	$19,543	$1,385,699

Components of comprehensive income:
Net income			150,755		150,755	(1,846)	148,909
Foreign currency translation adjustments, net of tax				(42,328)	(42,328)		(42,328)
Unrecognized actuarial loss				(559)	(559)		(559)

Total comprehensive income					107,868	(1,846)	106,022

Issuance of common stock under employee plans, net	2,724	47,335	(1,466)		45,869		45,869
Stock based compensation		28,759			28,759		28,759
Noncontrolling interest investments					—	1,912	1,912
Tax benefit from stock option exercises		20,641			20,641		20,641

Balance at the end of fiscal 2011	123,663	$878,514	$685,639	$5,140	$1,569,293	$19,609	$1,588,902

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years	2011	2010	2009
(In thousands)

Cash flows from operating activities:
Net income	$148,909	$103,613	$63,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	20,509	18,198	18,795
Amortization expense	85,160	57,639	52,672
Provision for doubtful accounts	1,913	2,320	4,139
Deferred income taxes	(26,305)	(14,918)	(7,473)
Stock-based compensation	28,451	23,125	18,659
Income from equity method investments	(15,349)	(11,795)	(429)
Excess tax benefit for stock-based compensation	(14,762)	(9,639)	(1,453)
Provision for excess and obsolete inventories	8,410	4,752	3,530
Other non-cash items	2,885	(4,610)	(2,810)
Add decrease (increase) in assets:
Accounts receivable	(31,874)	(7,376)	(3,935)
Other receivables	30,141	2,518	3,516
Inventories	(30,139)	(45,549)	13,292
Other current and non-current assets	10,519	2,257	(620)
Add increase (decrease) in liabilities:
Accounts payable	(4,310)	13,577	2,631
Accrued compensation and benefits	2,469	15,928	245
Deferred revenue	18,775	(1,177)	25,476
Accrued warranty expense	644	(2,217)	1,179
Accrued liabilities	5,583	(22,616)	3,254

Net cash provided by operating activities	241,629	124,030	194,631

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(759,737)	(136,419)	(52,018)
Acquisitions of property and equipment	(23,278)	(23,133)	(12,706)
Acquisitions of intangible assets	(1,666)	(2,063)	(26,839)
Purchases of equity method investments	(3,267)	(8,192)	(750)
Proceeds received from noncontrolling interest holder	—	7,470	—
Net maturities of short term investments	—	—	5,000
Dividends received	12,398	5,858	2,896
Other	1,985	105	491

Net cash used in investing activities	(773,565)	(156,374)	(83,926)

Cash flows from financing activities:
Issuance of common stock, net	45,869	44,548	14,855
Repurchase and retirement of common stock	—	(73,853)	—
Proceeds from long-term debt and revolving credit lines	734,225	—	—
Excess tax benefit for stock-based compensation	14,762	9,639	1,453
Payments on short-term and long-term debt	(330,689)	(498)	(183)

Net cash provided by (used in) financing activities	464,167	(20,164)	16,125

Effect of exchange rate changes on cash and cash equivalents	1,602	(552)	4,487

Net increase (decrease) in cash and cash equivalents	(66,167)	(53,060)	131,317
Cash and cash equivalents, beginning of fiscal year	220,788	273,848	142,531

Cash and cash equivalents, end of fiscal year	$154,621	$220,788	$273,848

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

NOTE 2: ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, investments, goodwill impairment, stock-based compensation, and income taxes among others. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may differ materially from management’s estimates.

Basis of Presentation

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2011, 2010 and 2009 were all 52-week years, and ended on December 30, 2011, December 31, 2010 and January 1, 2010, respectively. Unless otherwise stated, all dates refer to the Company’s fiscal year.

These Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.

The Company has evaluated all subsequent events through the date that these financial statements have been filed with the Securities and Exchange Commission (“SEC”). No material subsequent events have occurred since December 31, 2011 that required recognition or disclosure in these financial statements.

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

With the selection of Flextronics Corporation International (formerly Solectron Corporation) in August 1999 as an exclusive manufacturing partner for many of its products, the Company became dependent upon a sole supplier for the manufacture of these products. In addition, the Company relies on sole suppliers for a number of its critical components.

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

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, or obsolescence balances. Factors influencing these adjustments include declines in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks and in-process research and development. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one to ten years with a weighted average useful life of 6.5 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth fiscal quarter of each year. Goodwill is reviewed for impairment utilizing a two-step process. First, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. At the end of fiscal 2011, for each reporting unit, the Company’s estimated fair values exceeded the carry values by substantial margins.

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

Revenue Recognition

The Company elected to early adopt new revenue accounting guidance related to arrangements with multiple deliverables at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified after fiscal 2009.

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

Revenue for orders is generally not recognized until the product is shipped and title has transferred to the buyer. The Company bears all costs and risks of loss or damage to the goods up to that point. The Company’s shipment terms for U.S. orders and international orders fulfilled from the Company’s European distribution center typically provide that title passes to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, delivery is deemed to occur when the carrier takes the goods into its charge from the place determined by the Company. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer. Shipping and handling costs are included in Cost of sales.

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

In evaluating the revenue recognition for agreements which contain multiple deliverable arrangements, the Company determined that in certain instances the Company was not able to establish VSOE for some or all deliverables in an arrangement as the Company infrequently sold each element on a standalone basis, did not price products within a narrow range, or had a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence (TPE). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company typically is not able to establish the selling price of an element based on TPE.

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

Changes in the Company’s product warranty liability during the fiscal years ended 2011 and 2010 are as follows:

At the End of Fiscal Year	2011	2010
(in thousands)

Beginning balance	$12,868	$14,744
Acquired warranties	4,396	342
Accruals for warranties issued	18,438	16,303
Changes in estimates	(41)	(2,401)
Warranty settlements (in cash or in kind)	(17,217)	(16,120)

Ending Balance	$18,444	$12,868

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets at the end of fiscal 2011 and 2010.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $23.7 million, $21.3 million, and $20.4 million, in fiscal 2011, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not significant and were expensed as incurred. The Company received third party funding of approximately $7.8 million, $11.7 million, and $12.5 million in fiscal 2011, 2010 and 2009, respectively. The Company offsets research and development expense with any third party funding earned. The Company retains the rights to any technology developed under such arrangements.

Stock-Based Compensation

The Company has employee stock benefit plans, which are described more fully in “Note 12: Employee Stock Benefit Plans.” Stock option expense recognized in the Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company attributes the value of stock options to expense using the straight-line single option method. The grant date fair value for option is estimated using the binomial valuation model. The fair value of rights to purchase shares under the Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment owned is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms when applicable. Useful lives include a range from two to six years for machinery and equipment, five years for furniture and fixtures, two to five years for computer equipment and software, 40 years for buildings, and the life of the lease for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $20.5 million in fiscal 2011, $18.2 million in fiscal 2010 and $18.8 million in fiscal 2009.

Derivative Financial Instruments

The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash, certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Indian Rupee, South African Rand, Swedish Krona, Euro, and British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. The Company occasionally enters into foreign exchange forward contracts to hedge the purchase price of some of larger business acquisitions. The Company does not enter into foreign exchange forward contracts for trading purposes.

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

Relative to uncertain tax positions, the Company only recognizes the tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 10 to the Consolidated Financial Statements for additional information.

The Company’s valuation allowance is primarily attributable to acquired net operating losses and research and development credit carryforwards. Management believes that it is more likely than not that the Company will not realize these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts. Valuation allowance adjustments associated with an acquisition after the measurement period are recorded through income tax expense.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance became effective for the Company and was adopted in the fourth quarter of fiscal 2011. The adoption of the guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates the option provided by current U.S. GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred. The Company will adopt this guidance in the first quarter of fiscal 2012. Other than requiring changes to the financial statement presentation, the adoption of the guidance will have no impact on the Company’s financial position, results of operations or cash flows.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company at the beginning of fiscal 2012 and early adoption is permitted. The Company will adopt this guidance in the fiscal 2012. Other than the disclosure impact, the adoption of the guidance will have no material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3: EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

Fiscal Years	2011	2010	2009
(in thousands, except per share data)

Numerator:
Net income attributable to Trimble Navigation Ltd.	$150,755	$103,660	$63,446

Denominator:
Weighted average number of common shares used in basic earnings per share	122,725	120,352	119,814
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	3,408	3,446	2,394

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	126,133	123,798	122,208

Basic earnings per share	$1.23	$0.86	$0.53

Diluted earnings per share	$1.20	$0.84	$0.52

For fiscal 2011, 2010 and 2009 the Company excluded 1.9 million shares, 1.8 million shares and 5.0 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

NOTE 4: BUSINESS COMBINATIONS

During fiscal 2011, 2010, and 2009 the Company acquired multiple businesses. The Consolidated Statements of Income include the operating results of the businesses from the date of acquisition. Each of the acquisitions were not material individually or in the aggregate to the Company’s results, except for the acquisition of Tekla Corporation (“Tekla”) in July 2011. Pro-forma result of operations are shown below for Tekla, but are not presented for the other immaterial acquisitions.

The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in fiscal 2011, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items the fair value of intangible asset and goodwill could be impacted. Thus the provisional measurements of fair value set forth below are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.

The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions were expensed as incurred.

The following table summarizes the Company’s business combinations completed during fiscal 2011, including Tekla:

(in thousands)	Tekla	Other Acquisitions	Total

Fair value of total purchase consideration	$457,387	$340,414	$797,801

Fair value of net assets acquired	10,976	12,145	23,121
Identified intangible assets	207,674	167,254	374,928
Deferred taxes	(53,995)	(42,335)	(96,330)

Goodwill	$292,732	$203,350	$496,082

The following table summarizes the Company’s business combinations completed during fiscal years 2010 and 2009 (in thousands):

Fiscal Years	2010	2009
(in thousands)
Fair value of total purchase consideration	$133,415	$41,639

Fair value of net assets acquired	26,385	1,187
Identified intangible assets	57,802	21,475
Deferred taxes	(7,877)	(7,766)
Noncontrolling interests	(7,804)	—
Bargain purchase	(832)	—

Goodwill	$65,741	$26,743

All of the business combinations in fiscal 2011, 2010 and 2009 were acquired with cash consideration. None of the amounts assigned to goodwill are expected to be deductible for tax purposes.

Certain acquisitions include additional earn-out cash payments based on future revenue or gross margin derived from existing products and other product milestones. These earn-outs are included in the initial purchase price at fair value and are remeasured to fair value at each balance sheet date with changes recorded to earnings. Prior to the current accounting guidance that became effective in 2009, earn-out payments were considered additional purchase price consideration when, and if, any contingencies, such as the achievement of certain earnings targets, were resolved. Earn-outs paid for pre-2009 acquisitions and changes in purchase price allocation estimates were recorded as purchase price adjustments and goodwill adjustments. Earn-out cash payments made for these pre-2009 acquisitions were $0.3 million, $0.4 million and $8.5 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Acquisitions made by the Company have additional potential earn-out cash payments in excess of that recorded on the Company’s Consolidated Balance Sheet of $11.2 million.

Intangible Assets

The following tables present details of the Company’s total intangible assets:

	At the End of Fiscal 2011
(in thousands)	Tekla Gross Carrying Amount	Tekla Accumulated Amortization	Other acquisitions Gross Carrying Amount	Other acquisitions Accumulated Amortization	Total Net Carrying Amount
Developed product technology	$107,260	$(5,731)	$329,837	$(187,487)	$243,879
Trade names and trademarks	7,648	(409)	26,915	(18,524)	15,630
Customer relationships	83,929	(4,485)	196,354	(90,088)	185,710
Distribution rights and other intellectual properties	8,837	(472)	54,661	(31,454)	31,572

	$207,674	$(11,097)	$607,767	$(327,553)	$476,791

	At the End of Fiscal 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$247,575	$(148,171)	$99,404
Trade names and trademarks	22,136	(16,449)	5,687
Customer relationships	143,125	(68,104)	75,021
Distribution rights and other intellectual properties	50,207	(25,371)	24,836

	$463,043	$(258,095)	$204,948

The weighted-average amortization period is six years for developed product technology, seven years for trade names and trademarks, seven years for customer relationships, and seven years for distribution rights and other intellectual properties.

The following table presents details of the amortization expense of purchased and other intangible assets as reported in the Consolidated Statements of Income:

Fiscal Years	2011	2010	2009
(in thousands)

Reported as:
Cost of sales	$36,455	$24,900	$22,337
Operating expenses	48,705	32,739	30,335

Total	$85,160	$57,639	$52,672

The estimated future amortization expense of intangible assets at the end of fiscal 2011, is as follows (in thousands):

2012	$107,172
2013	100,193
2014	78,120
2015	66,577
2016	52,328
Thereafter	72,401

Total	$476,791

Goodwill

The changes in the carrying amount of goodwill for fiscal 2011 are as follows (in thousands):

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total

At the end of fiscal 2010	$432,364	$26,211	$348,166	$21,996	$828,737
Additions due to Tekla acquisition	246,640	45,061	—	—	291,701
Purchase price adjustments due to Tekla acquisition	1,031	—	—	—	1,031
Additions due to other acquisitions	37,977	—	162,307	2,163	202,447
Purchase price adjustments due to other acquisitions	(577)	—	(1,519)	23	(2,073)
Foreign currency translation adjustments	(20,198)	(3,004)	(694)	(255)	(24,151)

At the end of fiscal 2011	$697,237	$68,268	$508,260	$23,927	$1,297,692

Tekla Acquisition

On May 8, 2011, the Company and Tekla Corporation (“Tekla”) entered into an agreement, pursuant to which the Company would acquire all of the outstanding shares of Tekla. Tekla is headquartered in Finland and is a provider of building information modeling software and other model driven solutions for customers in the infrastructure and energy industries.

The acquisition closed on July 8, 2011, whereby the Company acquired 99.46% of the outstanding shares of Tekla for $454.9 million in cash. The Company purchased the remaining shares of Tekla in February 2012 after completing compulsory redemption proceedings under the Finish Companies Act. The acquisition was funded through the use of approximately $54.9 million of the Company’s existing cash, with the remainder funded through the Company’s credit facilities. In connection with the acquisition, the Company incurred approximately $6.8 million in acquisition-related costs related primarily to investment banking, legal, accounting and other professional services. The acquisition costs were expensed as incurred and were included in General and administrative expenses in the Consolidated Statements of Income.

Tekla is a leading provider of information model based software for the building and construction and infrastructure and energy industries. The Company expects that the integration of Tekla’s Building Information Modeling (BIM) software solutions with Trimble’s building construction estimating, project management and BIM-to-field solutions will enable a compelling set of productivity solutions for contractors around the world. Tekla’s infrastructure and energy solutions will complement Trimble’s growing portfolio of utilities and municipalities solutions. Additionally, Trimble’s significant global customer base will immediately extend Tekla’s customer reach while Tekla’s global presence in the building and construction market will bolster Trimble’s own customer reach.

Tekla’s results of operations from July 8, 2011 through December 30, 2011 have been included in the Company’s Consolidated Statements of Income for fiscal 2011. Tekla’s building and construction activities are included within the Company’s Engineering and Construction business segment and Tekla’s infrastructure and energy activities are included within the Company’s Field Solutions business segment.

The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but it is waiting for additional information, primarily related to estimated values of certain net tangible assets and liabilities, including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items the fair value of intangible asset and goodwill could be impacted. Thus the provisional measurements of fair value set forth below are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.

The following table summarizes the consideration transferred to acquire Tekla and the assets acquired and liabilities assumed and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated Fair Value
(Dollars in thousands)

Total purchase consideration*	$457,387
Net tangible assets acquired	10,976
Intangible assets acquired:		Estimated Useful Life
Developed product technology	107,260	7 years
In-process research and development	7,591	Evaluated upon completion
Order backlog	1,246	6 months
Customer relationships	83,929	8 years
Trade name	7,648	8 years

Subtotal	207,674
Deferred tax liability	(53,995)

Less fair value of all assets/liabilities acquired	164,655

Goodwill	$292,732

*	Of the $457.4 million, $2.5 million was held in a cash account at the end of fiscal 2011 and represents the 0.54% of shares that were not yet acquired by the Company. In February, 2012 the Company purchased the remaining shares at the same per share price as was provided for the original 99.46% of shares obtained. Therefore, the non-controlling interest was valued based on that per-share price.

Details of the net tangible assets acquired are as follows:

As of July 8, 2011
(Dollars in thousands)

Cash and cash equivalents	$12,871
Account receivable	12,861
Other receivables	1,712
Other current assets	2,181
Property and equipment, net	4,066
Other non-current assets	5,113
Accounts payable	(1,329)
Accrued liabilities	(12,190)
Deferred revenue liability	(10,048)
Other non-current liabilities	(4,261)

Total net tangible assets acquired	$10,976

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

Goodwill

Goodwill represents the excess of the fair value of consideration paid over the fair value of the underlying net tangible and intangible assets acquired. Goodwill consisted of Tekla’s highly skilled and valuable assembled workforce, a proven ability to generate new products and services to drive future revenue, and a premium paid by the Company for synergies unique to its business. The Company recorded $292.7 million of goodwill from this acquisition with $247.6 million assigned to the Engineering and Construction segment and $45.1 million assigned to the Field Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

During fiscal 2011, Tekla contributed $35.9 million of revenue and recorded $0.1 million of operating income. The following table presents pro forma results of operations of the Company and Tekla, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of 2010, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of July 8, 2011. Pro-forma results include amortization of intangible assets related to the acquisition, interest expense for debt used to purchase Tekla, and income tax effects, and for fiscal 2011 the pro forma results exclude a foreign currency transaction gain recognized on a hedge and acquisition related cost associated with the purchase of Tekla. The pro forma information for fiscal 2010 and 2011 is as follows:

Fiscal Years	2011	2010
(Dollars in thousands)
Total revenues	$1,697,557	$1,367,927
Net income	148,050	84,577
Net income attributable to Trimble Navigation Ltd.	149,895	84,624
Basic earnings per share	$1.22	$0.70
Diluted earnings per share	$1.19	$0.68

NOTE 5: CERTAIN BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet items:

At the End of Fiscal Year	2011	2010
(in thousands)
Inventories:
Raw materials	$87,355	$79,057
Work-in-process	8,475	5,672
Finished goods	136,233	108,123

Total inventories, net	$232,063	$192,852

Deferred cost of sales are included within finished goods and were $22.8 million at the end of fiscal year 2011 and $14.0 million at the end of fiscal year 2010.

At the End of Fiscal Year	2011	2010
(in thousands)
Property and equipment, net:
Machinery and equipment	$133,826	$113,748
Furniture and fixtures	16,508	14,124
Leasehold improvements	20,934	19,987
Buildings	8,549	8,701
Land	1,542	1,544

	181,359	158,104
Less accumulated depreciation	(118,635)	(107,412)

Total	$62,724	$50,692

At the End of Fiscal Year	2011	2010
(in thousands)
Other non-current liabilities:
Deferred compensation	$10,534	$9,736
Pension	9,351	6,568
Deferred rent	5,946	5,715
Unrecognized tax benefits	15,733	17,830
Other non-current liabilities	3,461	2,994

Total	$45,025	$42,843

At the end of fiscal year 2011, the Company has $15.7 million of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably impact the effective income tax rate and interest and/or penalties related to income tax matters in future periods.

NOTE 6: REPORTING SEGMENT AND GEOGRAPHIC INFORMATION

Trimble is a designer and distributor of positioning products and applications enabled by GPS, optical, laser, and wireless communications technology. The Company provides products for diverse applications in its targeted markets.

To achieve distribution, marketing, production, and technology advantages, the Company manages its operations in the following four segments:

•	Engineering and Construction—Consists of products that provide solutions in a variety of survey, construction, infrastructure, and geospatial applications.

•	Field Solutions—Consists of products that provide solutions in a variety of agriculture, geographic information systems (GIS) utilities, and energy distribution applications.

•	Mobile Solutions—Consists of products that enable end-users to monitor and manage their mobile assets by communicating location and activity-relevant information from the field to the office.

•

Advanced Devices—The various operations that comprise this segment are aggregated on the basis that no single operation accounts for more than 10% of the Company’s total revenue, operating income, and assets. This segment is comprised of the Component Technologies, Military and Advanced Systems, Applanix, Trimble Outdoors, and ThingMagic businesses.

The Company evaluates each of its segment’s performance and allocates resources based on segment operating income before income taxes and some corporate allocations. The Company and each of its segments employ consistent accounting policies.

The following table presents revenue, operating income, and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, acquisition costs and restructuring costs. The identifiable assets that the Company’s Chief Operating Decision Maker, its Chief Executive Officer, views by segment are accounts receivable, inventories, and goodwill.

Fiscal Years	2011	2010	2009
(in thousands)
Engineering & Construction
Revenue	$906,497	$719,053	$578,579
Operating income	149,015	110,965	58,282
Field Solutions
Revenue	$413,721	$318,137	$291,752
Operating income	160,139	116,373	104,498
Mobile Solutions
Revenue	$218,540	$154,254	$154,881
Operating income	4,461	1,873	14,341
Advanced Devices
Revenue	$105,307	$102,493	$101,047
Operating income	13,891	18,325	17,227
Total
Revenue	$1,644,065	$1,293,937	$1,126,259
Operating income	327,506	247,536	194,348

At the End of Fiscal Year	2011	2010	2009
(in thousands)

Engineering & Construction
Accounts receivable	$160,218	$131,808	$118,033
Inventories	128,433	123,780	91,248
Goodwill	697,237	432,364	389,702
Field Solutions
Accounts receivable	$63,542	$52,065	$37,178
Inventories	51,756	33,964	22,025
Goodwill	68,268	26,211	26,776
Mobile Solutions
Accounts receivable	$36,465	$24,806	$29,572
Inventories	31,262	16,721	16,826
Goodwill	508,260	348,166	333,265
Advanced Devices
Accounts receivable	$14,976	$14,141	$17,510
Inventories	20,612	18,387	13,913
Goodwill	23,927	21,996	14,450
Total
Accounts receivable	$275,201	$222,820	$202,293
Inventories	232,063	192,852	144,012
Goodwill	1,297,692	828,737	764,193

A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

Fiscal Years	2011	2010	2009
(in thousands)

Consolidated segment operating income	$327,506	$247,536	$194,348
Unallocated corporate expense	(71,052)	(55,758)	(52,034)
Acquisition costs	(14,892)	(6,537)	(3,822)
Amortization of purchased intangible assets	(85,160)	(57,639)	(52,672)

Consolidated operating income	156,402	127,602	85,820

Non-operating income, net	11,052	13,485	1,801

Consolidated income before taxes	$167,454	$141,087	$87,621

Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and restructuring cost.

The geographic distribution of Trimble’s revenue and long-lived assets is summarized in the tables below. Other non-US geographies include Canada, and countries in South and Central America, the Middle East, and Africa. Revenue is defined as revenue from external customers.

Fiscal Years	2011	2010	2009
(in thousands)

Revenue (1):
United States	$733,171	$595,563	$561,082
Europe	402,548	286,705	261,966
Asia Pacific	251,234	227,478	186,588
Other non-US countries	257,112	184,191	116,623

Total consolidated revenue	$1,644,065	$1,293,937	$1,126,259

(1)	Revenue attributed to countries based on the location of the customer.

No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue in fiscal years 2011, 2010, and 2009.

Long-lived assets indicated in the table below primarily include property and equipment, net, demo inventory net, non-qualified stock compensation plan, deposits, deferred cost of sales, and debt issuance cost.

At the End of Fiscal Year	2011	2010
(in thousands)

Long-lived assets:
United States	$63,021	$52,115
Europe	18,022	19,012
Asia Pacific and other non-US countries	11,170	8,148

Total long-lived assets	$92,213	$79,275

NOTE 7: LONG-TERM DEBT

Debt consisted of the following:

At the End of Fiscal	2011	2010
(in thousands)

Credit Facilities:
Term loan	$385,000	$—
Revolving credit facility	177,300	151,000
Promissory notes and other	2,136	2,153

Total debt	564,436	153,153

Less: current portion of long-term debt	65,918	1,993

Non-current portion	$498,518	$151,160

Credit Facilities

On May 6, 2011, the Company entered into a new credit agreement or the 2011 Credit Facility, with a group of lenders. This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the 2011 Credit Facility, the revolving loan facility and the term loan facility may be increased by up to $300.0 million in the aggregate but the Company may no longer draw down on the term loan facility. Additionally, on July 14, 2011, the Company entered into a $50 million uncommitted revolving loan facility (2011 Uncommitted Facility), which is callable by the bank at any time and has no covenants. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company

At the end of fiscal 2011, total debt was comprised primarily of a term loan of $385.0 million and a revolving credit line of $133.3 million under the 2011 Credit Facility and a revolving credit line of $44.0 million under the 2011 Uncommitted Facility. Of the total outstanding balance, $365.0 million of the term loan and the $133.3 million revolving credit line are classified as long-term in the Consolidated Balance Sheet.

The funds available under the 2011 Credit Facility may be used for general corporate purposes, the financing of acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2011 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on May 6, 2016, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made at April 1, 2016. On an annualized basis, the amortization of the term loan is as follows: 5%, 5%, 10%, 10%, and 70% for years one through five respectively. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.

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

The 2011 Credit Facility contains various customary representations and warranties by the Company. The 2011 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company’s ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2011 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2011 Credit Facility) to (b) interest expenses for the most recently ended period of four fiscal quarters of not less than 3.5 to 1. The Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness to (y) EBITDA (as defined in the 2011 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than the applicable ratio set forth in the table below; provided, that on the completion of a material acquisition, the Company may increase the applicable ratio in the table below by 0.25 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters.

Fiscal Quarter Ending	Maximum Leverage Ratio
Prior to March 30, 2012	3.50 to 1
On and after March 30, 2012 and prior to June 29, 2012	3.25 to 1
On and after June 29, 2012	3 to 1

The Company was in compliance with these restrictive covenants at the end of fiscal 2011.

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

Promissory Notes and Other

At the end of fiscal 2011 and 2010, the Company had promissory notes and other notes payable totaling approximately $2.1 million and $2.2 million, respectively. Of these amounts, the Company had outstanding notes payable of $1.7 million which consisted primarily of notes payable to noncontrolling interest holders at the end of fiscal 2011 and 2010. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s principal facilities in the United States are leased under various cancelable and non-cancelable operating leases that expire at various dates through 2017. For tenant improvement allowances and rent holidays, Trimble records a deferred rent liability on the Consolidated Balance Sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the Consolidated Statements of Income.

The estimated future minimum payments required under the Company’s operating lease commitments at the end of fiscal 2011 are as follows (in thousands):

2012	$24,406
2013	16,442
2014	12,983
2015	7,126
2016	4,112
Thereafter	4,794

Total	$69,863

Net rent expense under operating leases was $23.5 million in fiscal 2011, $19.2 million in fiscal 2010, and $18.0 million in fiscal 2009.

Additionally, the Company has potential obligations related to business acquisitions. At the end of fiscal 2011, the Company had $5.7 million of holdbacks, which are included in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets. Further, certain acquisitions include additional earn-out cash payments based on future revenue or gross margin derived from existing products and other product milestones. At the end of fiscal 2011, the Company had $5.0 million included in Other current liabilities and Other non-current liabilities related to these earn-outs, representing the fair value of the contingent consideration. Additional potential earn-out cash payments in excess of that recorded on the Company’s Consolidated Balance Sheet was $11.2 million at the end of fiscal 2011. The remaining payments are based upon targets achieved or events occurring over time that would result in amounts paid that may be lower than the maximum remaining payments. The remaining earn-outs and holdbacks are payable through 2016.

At the end of fiscal 2011, the Company had unconditional purchase obligations of approximately $86.1 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

NOTE 9: FAIR VALUE MEASUREMENTS

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

Level I—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II—Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level III—Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Fair Values at the end of Fiscal 2011
(in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds (1)	$3	$—	$—	$3
Deferred compensation plan assets (2)	10,534	—	—	10,534
Derivative assets (3)	—	351	—	351

Total	$10,537	$351	$—	$10,888

Liabilities
Deferred compensation plan liabilities (2)	$10,534	$—	$—	$10,534
Derivative liabilities (3)	—	1,968	—	1,968
Contingent consideration liability (4)	—	—	4,967	4,967

Total	$10,534	$1,968	$4,967	$17,469

	Fair Values at the end of fiscal 2010
(in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds (1)	$102,835	$—	$—	$102,835
Deferred compensation plan assets (2)	9,423	—	—	9,423
Derivative assets (3)	—	407	—	407

Total	$112,258	$407	$—	$112,665

Liabilities
Deferred compensation plan liabilities (2)	$—	$9,736	$—	$9,736
Derivative liabilities (3)	—	140	—	140
Contingent consideration liability (4)	—	—	3,719	3,719

Total	$—	$9,876	$3,719	$13,595

(1)	These investments are highly liquid investments in money market funds for both fiscal 2011 and 2010. The fair values are determined using observable quoted prices in active markets. Money market funds are included in Cash and cash equivalents on the Company’s Consolidated Balance Sheets.
(2)	The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. At the end of fiscal 2011 the plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets. At the end of fiscal 2010 the plan assets are invested in a money market fund and valued using observable quoted prices in active markets. The deferred compensation plan liabilities included in Level II are valued using quoted prices for similar assets or liabilities in active markets. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities on the Company’s Consolidated Balance Sheets.
(3)	Derivative assets and liabilities included in Level II represent forward currency exchange contracts. The Company typically enters into these contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables. The derivatives are not designated as hedging instruments. The fair values are determined using inputs based on observable quoted prices. Derivative assets and liabilities are included in Other current assets and Other current liabilities, respectively, on the Company’s Consolidated Balance Sheets.
(4)	The Company has eight contingent consideration arrangements that require it to pay the former owners of certain companies it acquired during fiscal 2011, 2010 and 2009. The undiscounted maximum payment under all seven arrangements is $12.8 million at the end of fiscal 2011, based on future revenues or gross margins. The Company estimated the fair value of these liabilities using the expected cash flow approach with inputs being probability-weighted revenue or gross margin projections, as the case may be, and discount rates ranging from 0.06% to 3.50% for fiscal 2011 and 0.00% to 0.61% for fiscal 2010, respectively. At the end of fiscal 2011 and 2010, of the total contingent consideration liability, $4.5 million and $1.7 million was included in Other current liabilities, respectively, and $0.5 million and $2.0 million was included in Other non-current liabilities, respectively, on the Company’s Consolidated Balance Sheets. During fiscal 2011 and 2010, the fair value of contingent consideration arrangements for businesses acquired by the Company was $2.8 million and $3.9 million, respectively. The Company recognized $0.3 million and $2.3 million, respectively, as a gain in the Company’s Consolidated Statements of Income for changes in fair value, and made payments of $1.2 million.

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
At the End of Fiscal Year	2011		2010
(in thousands)

Assets:
Cash and cash equivalents	$154,621	$154,621	$220,788	$220,788
Forward foreign currency exchange contracts	351	351	407	407

Liabilities:
Credit facility	$562,300	$562,300	$151,000	$148,367
Forward foreign currency exchange contracts	1,968	1,968	140	140
Notes payable and other	2,136	2,136	2,153	2,133

The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that Trimble would currently have to pay to extinguish any of this debt.

NOTE 10: INCOME TAXES

Income before taxes and the provision for taxes consisted of the following:

Fiscal Years	2011	2010	2009
(in thousands)

Income before taxes:
United States	$40,259	$137,426	$46,928
Foreign	127,195	3,661	40,693

Total	$167,454	$141,087	$87,621

Provision for taxes:
US Federal:
Current	$21,157	$40,926	$25,357
Deferred	(9,351)	(3,795)	(6,465)

	11,806	37,131	18,892

US State:
Current	5,169	2,496	3,709
Deferred	(3,370)	505	(3,459)

	1,799	3,001	250

Foreign:
Current	17,278	9,939	3,638
Deferred	(12,337)	(12,597)	878

	4,941	(2,658)	4,516

Income tax provision	$18,546	$37,474	$23,658

Effective tax rate	11%	27%	27%

The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before taxes (effective tax rate) was as follows:

Fiscal Years	2011	2010	2009
Statutory federal income tax rate	35%	$35%	$35%

Increase (reduction) in tax rate resulting from:
Foreign income taxed at lower rates	(24%)	(24%)	(9%)
US State income taxes	1%	2%	1%
US Federal and California research and development credits	(3%)	(3%)	(5%)
Stock option compensation	1%	3%	4%
Settlement with tax authorities	(1%)	20%	—
Release of valuation allowance	—	(6%)	—
Other	2%	—	1%

Effective tax rate	11%	$27%	$27%

The effective tax rate in fiscal 2011 and 2010 benefited significantly from foreign income taxed at lower rates as compared to fiscal 2009 due to: (1) an increase in earnings in foreign jurisdictions where the tax rate is lower than the U.S. statutory tax rate and (2) the cessation of the payment arrangement for a non-exclusive license of specified Company intellectual property rights to a foreign-based Company subsidiary as a result of an IRS settlement in fiscal 2010. The IRS settlement, however, increased the effective tax rate in fiscal 2010 by 20%. The Company reinvests a majority of the earnings of this jurisdiction indefinitely outside of the United States and therefore has not provided U.S. taxes on those indefinitely reinvested earnings.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

At the End of Fiscal Year	2011	2010
(in thousands)

Deferred tax liabilities:
Purchased intangibles	$120,215	$49,021
Depreciation and amortization	28,056	30,603
Other	346	309

Total deferred tax liabilities	148,617	79,933

Deferred tax assets:
Inventory valuation differences	9,988	8,622
Expenses not currently deductible	19,425	15,863
US Federal credit carryforwards	2,524	2,314
Deferred revenue	4,900	3,197
US State credit carryforwards	13,143	14,895
Warranty	3,972	2,421
US Federal net operating loss carryforward	11,460	12,404

At the End of Fiscal Year	2011	2010
(in thousands)

Foreign net operating loss carryforward	19,343	17,437
Net foreign tax credits on undistributed foreign earnings	8,528	12,804
Accruals not currently deductible	31,575	24,220

Total deferred tax assets	124,858	114,177
Valuation allowance	(21,316)	(21,432)

Total deferred tax assets	103,542	92,745

Total net deferred tax assets /(liabilities)	$45,075	$12,812

At the end of fiscal 2011, the Company has federal, California and foreign net operating loss carryforwards, or NOLs, of approximately $29.1 million, $13.8 million, and $89.3 million, respectively. The federal and California NOLs expire in years 2017 through 2031. There is, generally, no expiration for the foreign NOLs. Utilization of the Company’s federal and state NOLs are subject to annual limitations in accordance with the applicable tax code.

The Company has federal research and development credit carryforwards of $2.4 million (expiring in years 2012 through 2024) and California research and development credit carryforwards of approximately $15.8 million that can be carried over indefinitely.

The Company’s valuation allowance is primarily attributable to foreign net operating loss carryforwards. The Company has determined that it is more likely than not that the Company will not realize these deferred tax assets and, accordingly, a valuation allowance has been established for such amounts.

At the end of fiscal 2011, the Company’s foreign subsidiary accumulated undistributed earnings that are intended to be indefinitely reinvested outside the U.S. were approximately $178.4 million. The amount of the unrecognized deferred tax liability on this amount is approximately $62.5 million.

The total amount of the unrecognized tax benefits, or UTB, at the end of fiscal 2011 was $28.7 million. A reconciliation of unrecognized tax benefit is as follows:

(in thousands)	Federal, State and Foreign Tax	Accrued Interest and Penalties	Unrecognized Income Tax Benefits
At the end of fiscal 2008	$35,928	$4,400	$40,328
Additions for tax positions related to the current year	3,495	871	4,366
Additions for tax positions related to prior year	699	41	740
Other reductions for tax positions related to prior years	(2,464)	(277)	(2,741)
Foreign exchange	604	—	604

At the end of fiscal 2009	$38,262	$5,035	43,297

Total UTBs that, if recognized, would impact the effective tax rate at the end of fiscal 2009	$38,262	$5,035	$43,297

Additions for tax positions related to the current year	4,091	1,372	5,463
Additions for tax positions related to prior years	4,600	—	4,600

(in thousands)	Federal, State and Foreign Tax	Accrued Interest and Penalties	Unrecognized Income Tax Benefits
Other reductions for tax positions related to prior years	(21,453)	(3,767)	(25,220)
Foreign exchange	(27)	—	(27)

At the end of fiscal 2010	$25,473	$2,640	28,113

Total UTBs that, if recognized, would impact the effective tax rate at the end of fiscal 2010	$25,473	$2,640	$28,113

Additions for tax positions related to the current year	7,438	1,877	9,315
Additions for tax positions related to prior year	706	62	768
Other reductions for tax positions related to prior years	(7,508)	(1,831)	(9,339)
Foreign exchange	(125)	(14)	(139)

At the end of fiscal 2011	$25,984	$2,734	$28,718

Total UTBs that, if recognized, would impact the effective tax rate at the end of fiscal 2011	$25,984	$2,734	$28,718

The Company and its subsidiaries are subject to U.S. federal, state, and foreign income taxes. The Company has substantially concluded all U.S. federal income tax audits for years through 2009 with the exception of acquired companies. State income tax matters have been concluded for years through 1992 and non-U.S. income tax matters have been concluded for years through 2000. The Company is currently in various stages of multiple year examinations by federal, state, and foreign (including France and Germany) taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.

In fiscal 2010, as part of the IRS settlement, the Company agreed to revise a valuation and payment arrangement for a non-exclusive license of specified Company intellectual property to a foreign-based Company subsidiary. This resulted in a net charge of $27.5 million, net of a release of liabilities for unrecognized tax benefits. The release of these liabilities for the unrecognized tax benefits is included under ‘Other reductions for tax positions related to prior years’ in the table above.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s UTB liability including interest and penalties was recorded in Other non-current liabilities in the accompanying Consolidated Balance Sheets.

NOTE 11: COMPREHENSIVE INCOME

The components of comprehensive income and related tax effects are as follows:

Fiscal Years	2011	2010	2009
(in thousands)
Net income	$148,909	$103,613	$63,963
Foreign currency translation adjustments, net of tax of $(3,899) in 2011, $(223) in 2010, and $(2,551) in 2009	(42,328)	354	20,583
Net unrealized gain (loss) on investments/actuarial gain (loss)	(559)	(624)	65

Comprehensive income	106,022	103,343	84,611
Less: Net income (loss) attributable to the noncontrolling interests	(1,846)	(47)	517

Comprehensive income attributable to Trimble Navigation Ltd.	$107,868	$103,390	$84,094

The components of accumulated other comprehensive income, net of related tax were as follows:

At the End of Fiscal Year	2011	2010
(in thousands)
Accumulated foreign currency translation adjustments	$6,756	$49,084
Net unrealized actuarial losses	(1,616)	(1,057)

Total accumulated other comprehensive income	$5,140	$48,027

NOTE 12: EMPLOYEE STOCK BENEFIT PLANS

The Company’s stock benefit plans include the employee stock purchase plan and stock plans adopted in 2002, 1993, 1992, 1990, as well as one stock plan assumed through an acquisition. Other than the employee stock purchase plan and the 2002 and 1992 stock plans described below, the other plans have no shares available for future grant. At the end of fiscal 2011, for the stock plan assumed through an acquisition and 1993 and the 1990 stock option plans, options to purchase 178,451 shares, 5,000 shares, and 45,000 shares, respectively, were outstanding.

Plans

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 15,550,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits full-time employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. The Purchase Plan terminates on September 30, 2018. In fiscal 2011, 2010 and 2009, the shares issued under the Purchase Plan were 397,126, 450,774 and 763,597 shares, respectively. Compensation expense recognized during fiscal 2011, 2010 and 2009 related to shares granted under the Employee Stock Purchase Plan was $3.3 million, $2.9 million, and $3.4 million, respectively. At the end of fiscal 2011, the number of shares reserved for future purchases by eligible employees was 2,960,686.

2002 Stock Plan

In 2002, Trimble’s board of directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan, approved by the shareholders, provides for the granting of incentive and non-statutory stock options and restricted stock units for up to 20,000,000 shares plus any shares currently reserved but unissued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 20% at the first anniversary of grant and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. In certain instances, grants vest at a rate of 40% at the second anniversary of grant and monthly thereafter at an annual rate of 20% with full vesting occurring at the fifth anniversary of the grant. Non-employee director stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 1/12th per month, with full vesting occurring one year from the date of grant. The Company issues new shares for option exercises. The majority of the restricted share units granted under this plan vest 100% after three years. At the end of fiscal 2011, options to purchase 9,673,018 shares were outstanding, 1,123,730 restricted stock units were unvested, and 3,124,101 shares were available for future grant under the 2002 Plan.

1992 Employee Stock Bonus Plan

In 1992, Trimble’s board of directors approved the 1992 Employee Stock Bonus Plan (“Bonus Plan”). At the end of fiscal 2011, there were no options outstanding to purchase shares and 3,643 shares were available for future grant under the 1992 Employee Stock Bonus Plan.

Stock Option and Restricted Stock Unit Activity

Options Outstanding and Exercisable

Exercise prices for options outstanding at the end of fiscal 2011, ranged from $3.35 to $48.18. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information with respect to options outstanding at the end of fiscal 2011:

	Options Outstanding			Options Exercisable
Range	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Number Exercisable	Weighted- Average Exercise Price per Share
(in thousands, except for per share data)
$3.35 – $14.53	1,174	$10.18	1.87	1,174	$10.18
$14.91 – $19.96	1,615	18.81	3.84	1,204	18.43
$20.01 – $21.68	1,419	20.93	4.79	680	20.82
$21.71 – $28.00	1,348	25.20	2.48	1,209	24.91
$28.16 – $35.94	1,020	31.39	5.30	317	31.78
$36.20 – $41.22	1,350	37.79	4.86	390	40.26
$41.28	1,190	41.28	6.83	—	—
$42.36 – $48.18	785	43.15	6.36	62	42.83

Total	9,901	$27.48	4.41	5,036	$21.22

	Number Of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding	9,901	$27.48	4.41	$157,716
Options outstanding and expected to vest	9,532	27.14	4.35	155,028
Options exercisable	5,036	21.22	3.24	111,704

Options outstanding and expected to vest are adjusted for expected forfeitures. The aggregate intrinsic value is the total pretax intrinsic value based on the Company’s closing stock price of $43.40 at the end of fiscal 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

At the end of fiscal 2011, the total unamortized stock option expense is $48.8 million with a weighted-average recognition period of 3.6 years.

Option Activity

Activity during fiscal 2011, under the combined plans was as follows:

	Options	Weighted average exercise price
(in thousands, except for per share data)

Outstanding at the beginning of year	10,314	$22.25
Granted	2,038	41.94
Exercised	(2,238)	16.37
Cancelled	(213)	29.49

Outstanding at the end of year	9,901	$27.48

Available for grant	3,128

The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $64.7 million, $47.5 million, and $7.8 million, respectively. Compensation expense recognized during fiscal 2011, 2010 and 2009 related to stock options was $15.8 million, $13.3 million, and $11.7 million, respectively.

Restricted Stock Unit Activity

Activity during fiscal 2011 was as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(in thousands, except for per share data)

Unvested at the beginning of year	1,202	$25.73
Granted	109	41.32
Vested	(137)	36.56
Cancelled	(50)	23.85

Unvested at the end of year	1,124	$26.01

Compensation expense recognized during fiscal 2011, 2010 and 2009 related to restricted stock units was $9.4 million, $6.9 million, and $3.5 million, respectively. At the end of fiscal 2011, there was $12.6 million of total unamortized restricted stock unit compensation expense related to unvested restricted stock units, with a weighted-average recognition period of 1.08 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation (for all plans) included in the Consolidated Statements of Income.

Fiscal Years	2011	2010	2009
(in thousands)

Cost of sales	$1,955	$1,816	$1,854

Research and development	4,624	3,991	3,476
Sales and marketing	6,672	5,611	4,446
General and administrative	15,200	11,707	8,883

Total operating expenses	26,496	21,309	16,805

Total stock-based compensation expense	28,451	23,125	18,659
Tax benefit (1)	(12,056)	(4,959)	(3,376)

Total stock-based compensation expense, net of tax	$16,395	$18,166	$15,283

(1)	Tax benefit related to U.S. incentive and non-qualified stock options, employee stock purchase plan (ESPP) and restricted stock units, applying a Federal statutory and State (Federal effected) tax rate for fiscal years 2011, 2010, and 2009.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The estimated weighted average value of rights granted under the Employee Stock Purchase Plan during fiscal years 2011, 2010 and 2009 was $10.81, $6.94 and $5.28, respectively. The fair value of rights granted during 2011, 2010 and 2009 was estimated at the date of grant using the following weighted-average assumptions:

Fiscal Years	2011	2010	2009
Expected dividend yield	—	—	—
Expected stock price volatility	34.0%	35.5%	53.1%
Risk free interest rate	0.16%	0.20%	0.90%
Expected life of purchase	0.5 years	0.5 years	0.5 years

Expected Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Expected Stock Price Volatility—The Company’s computation of expected volatility is based on implied volatilities from traded options on the Company’s stock. The Company used implied volatility because it is representative of future stock price trends during the purchase period.

Expected Risk Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the purchase period.

Expected Life Of Purchase—The Company’s expected life of the purchase is based on the term of the offering period of the purchase plan.

Fair value of Trimble Options

Stock option expense recognized in the Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company’s compensation expense for stock options is recognized using the straight-line single option method. The fair value for stock option is estimated on the date of grant using the binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term.

Under the binomial model, the weighted average grant-date fair value of stock options granted during fiscal years 2011, 2010 and 2009 was $15.23, $11.85, and $7.92, respectively. For options granted during fiscal 2011, 2010 and 2009, the following weighted-average assumptions were used:

Fiscal Years	2011	2010	2009
Expected dividend yield	—	—	—
Expected stock price volatility	45%	43%	45%
Risk free interest rate	1.13%	1.39%	2.01%
Expected life of options after vesting	1.3 years	1.3 years	1.3 years

Expected Dividend Yield—The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Expected Stock Price Volatility—The Company’s computation of expected volatility is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility. The Company used implied and historical volatility as the combination was more representative of future stock price trends than historical volatility alone.

Expected Risk Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Life Of Option—The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined based on historical experience of similar stock options with consideration for the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.

Fair value of Restricted Stock Units

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

NOTE 13: STATEMENT OF CASH FLOW DATA

Fiscal Years	2011	2010	2009
(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$8,641	$1,752	$1,812
Income taxes paid	$13,867	$63,937	$26,703

NOTE 14: LITIGATION

From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. As a result of the extra week, year-over-year results may not be comparable. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, the Company, analysts, shareholders, investors, and others will have to make appropriate adjustments to any analysis performed when comparing our activities and results. Fiscal 2011 and 2010 were both 52-week years.

Fiscal Period	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
(in thousands, except per share data)

Revenue	$384,293	$407,169	$417,433	$435,170
Gross margin	191,530	208,734	211,559	217,758
Net income attributable to Trimble Navigation Ltd.	39,703	53,678	27,971	29,403
Basic net income per share	0.33	0.44	0.23	0.24
Diluted net income per share	0.32	0.43	0.22	0.23

Fiscal Period	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
(in thousands, except per share data)

Revenue	$319,015	$333,363	$318,210	$323,349
Gross margin	158,997	163,426	159,748	163,330
Net income attributable to Trimble Navigation Ltd.	27,898	6,353	32,845	36,564
Basic net income per share	0.23	0.05	0.27	0.30
Diluted net income per share	0.23	0.05	0.27	0.29

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of December 30, 2011 and December 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2011. Our audits also included the financial statement schedule listed in the index at Item 15 (a) Schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at December 30, 2011 and December 31, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2011, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition for arrangements with multiple deliverables and arrangements that include software elements, effective January 2, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trimble Navigation Limited’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimble Navigation Limited

We have audited Trimble Navigation Limited’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trimble Navigation Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trimble Navigation Limited maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tekla Corporation (Tekla) and PeopleNet, which are included in the December 30, 2011 consolidated financial statements of Trimble Navigation Limited. Total assets and net assets of Tekla and PeopleNet represented 3% and 2%, respectively, of consolidated total and net assets as of December 30, 2011 and 5% of consolidated revenue for the year then ended. Our audit of internal control over financial reporting of Trimble Navigation Limited also did not include an evaluation of the internal control over financial reporting of Tekla and PeopleNet.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trimble Navigation Limited as of December 30, 2011 and December 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2011 and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 27, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective. We have excluded from our evaluation the internal control over financial reporting of Tekla Corporation (Tekla) and PeopleNet, which are included in the December 30, 2011 consolidated financial statements. Total assets and net assets of Tekla and PeopleNet represented 3% and 2%, respectively, of our consolidated total and net assets as of December 30, 2011 and 5% of our consolidated revenue for the year then ended. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective at the end of fiscal 2011.

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

The Company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from our evaluation the internal control over financial reporting of Tekla Corporation (Tekla) and PeopleNet, which are included in the December 30, 2011 consolidated financial statements. Total assets and net assets of Tekla and PeopleNet represented 3% and 2%, respectively, of our consolidated total and net assets as of December 30, 2011 and 5% of our consolidated revenue for the year then ended. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective at the end of fiscal 2011.

The effectiveness of our internal control over financial reporting at the end of fiscal 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 11.      Executive Compensation.

The information required by this item will be contained in the Proxy Statement under the caption “Executive Compensation and Non-Employee Director Compensation” and is incorporated herein by reference.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement under the caption “Fees Paid to Ernst & Young LLP” and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)  (1)  Financial Statements

The following consolidated financial statements required by this item are included in Part II Item 8 hereof under the caption “Financial Statements and Supplementary Data.”

(1) Financial Statement Schedules

The following financial statement schedule is filed as part of this report:

Page in this Annual Report on Form 10-K
Schedule II—Valuation and Qualifying Accounts	S-1

All other schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(b) Exhibits

Exhibit Number

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (4)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (5)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)

3.4	Certificate of Determination of the Company filed February 19, 1999. (7)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (13)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (15)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (20)

3.8	Bylaws of the Company (amended and restated through November 9, 2011). (14)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (17)

10.2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)

Exhibit Number

10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)

10.4+	1993 Stock Option Plan, as amended October 24, 2003. (10)

10.5+	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan, including forms of subscription agreements. (37)

10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (8)

10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 26, 2010. (36)

10.8+	Trimble Navigation Limited Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (11)

10.9+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan, including forms of option and restricted stock unit agreements. (38)

10.10	Credit Agreement dated May 6, 2011. (12)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (16)

10.12+	Board of Directors Compensation Policy effective May 3, 2011. (23)

10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (27)

10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (28)

10.15+	Amendment to letter of employment between the Company and Rajat Bahri dated December 31, 2008. (29)

10.16	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (19)

10.17+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (21)

10.19+	Trimble Navigation Limited Annual Management Incentive Plan Description. (18)

10.20+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (30)

10.21**	Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated March 12, 2004, as amended January 19, 2005, October 25, 2005 and June 20, 2007. (24)

10.22**	Consigned Excess Inventory Addendum to the Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated July 6, 2009. (25)

10.23	First Amendment to Lease between Carr NP Properties, LLC and the Company. (39)

10.24	Letter of assignment between the Company and Christopher Gibson dated June 11, 2008. (40)

10.25	Amendment to the letter of assignment between the Company and Christopher Gibson dated December 20, 2009. (41)

10.26	Combination Agreement by and between Trimble Navigation Limited and Tekla Corporation. (26)

10.27	Irrevocable Undertaking by and between Trimble Navigation Limited and Gerako Oy. (31)

Exhibit Number

10.28	Form of U.S. officer stock option agreement under the Company’s 2002 Stock Plan. (32)

10.29	Form of Non-U.S. officer stock option agreement under the Company’s 2002 Stock Plan. (33)

10.30	Form of Non-U.S. officer stock option agreement under the Company’s 2002 Stock Plan. (34)

10.31	Form of non-U.S. director stock option agreement under the Company’s 2002 Stock Plan. (35)

21.1	Subsidiaries of the Company. (42)

23.1	Consent of Independent Registered Public Accounting Firm. (42)

24.1	Power of Attorney included on signature page herein.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (42)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (42)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (42)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (42)

101.INS	XBRL Instance Document. (43)

101.SCH	XBRL Taxonomy Extension Schema Document. (43)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (43)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (43)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (43)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (43)

(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference exhibit number 10.46 to the Company’s Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.
(10)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(11)	Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(12)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.

(13)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(14)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2011.
(15)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(16)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(17)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(18)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-KFiled on May 3, 2010.
(19)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(20)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(21)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.
(23)	Incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.
(24)	Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(25)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.
(26)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2011.
(27)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(28)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(29)	Incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(30)	Incorporated by reference to exhibit number 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(31)	Incorporated by reference to exhibit number 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2011.
(32)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.
(33)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.
(34)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.
(35)	Incorporated by reference to exhibit number 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.
(36)	Incorporated by reference to exhibit number 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(37)	Incorporated by reference to exhibit number 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(38)	Incorporated by reference to exhibit number 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(39)	Incorporated by reference to exhibit number 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(40)	Incorporated by reference to exhibit number 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(41)	Incorporated by reference to exhibit number 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(42)	Filed herewith.
(43)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10K.
**	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

EXHIBIT LIST

Exhibit Number

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (4)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (5)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)

3.4	Certificate of Determination of the Company filed February 19, 1999. (7)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (13)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (15)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (20)

3.8	Bylaws of the Company (amended and restated through November 9, 2011). (14)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (17)

10.2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)

10.3+	1992 Management Discount Stock Option and form of Non-statutory Stock Option Agreement. (2)

10.4+	1993 Stock Option Plan, as amended October 24, 2003. (10)

10.5+	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan, including forms of subscription agreements. (37)

10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (8)

10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 26, 2010. (36)

10.8+	Trimble Navigation Limited Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (11)

10.9+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan, including forms of option and restricted stock unit agreements. (38)

10.10	Credit Agreement dated May 6, 2011. (12)

10.11+	Employment Agreement between the Company and Rajat Bahri dated December 6, 2004. (16)

10.12+	Board of Directors Compensation Policy effective May 3, 2011. (23)

10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (27)

10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (28)

10.15+	Amendment to letter of employment between the Company and Rajat Bahri dated December 31, 2008. (29)

10.16	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (19)

10.17+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (21)

Exhibit Number

10.19+	Trimble Navigation Limited Annual Management Incentive Plan Description. (18)

10.20+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (30)

10.21 **	Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated March 12, 2004, as amended January 19, 2005, October 25, 2005 and June 20, 2007. (24)

10.22 **	Consigned Excess Inventory Addendum to the Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated July 6, 2009. (25)

10.23	First Amendment to Lease between Carr NP Properties, LLC and the Company. (39)

10.24	Letter of assignment between the Company and Christopher Gibson dated June 11, 2008. (40)

10.25	Amendment to the letter of assignment between the Company and Christopher Gibson dated December 20, 2009. (41)

10.26	Combination Agreement by and between Trimble Navigation Limited and Tekla Corporation. (26)

10.27	Irrevocable Undertaking by and between Trimble Navigation Limited and Gerako Oy. (31)

10.28	Form of U.S. officer stock option agreement under the Company’s 2002 Stock Plan. (32)

10.29	Form of Non-U.S. officer stock option agreement under the Company’s 2002 Stock Plan. (33)

10.30	Form of Non-U.S. officer stock option agreement under the Company’s 2002 Stock Plan. (34)

10.31	Form of non-U.S. director stock option agreement under the Company’s 2002 Stock Plan. (35)

21.1	Subsidiaries of the Company. (42)

23.1	Consent of Independent Registered Public Accounting Firm. (42)

24.1	Power of Attorney included on signature page herein.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (42)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (42)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (42)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (42)

101.INS	XBRL Instance Document. (43)

101.SCH	XBRL Taxonomy Extension Schema Document. (43)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (43)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (43)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (43)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (43)

(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference exhibit number 10.46 to the Company’s Registration Statement on Form S-1 (File No. 33-45990), which was filed February 25, 1992.
(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(6)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(7)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(8)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(9)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.
(10)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(11)	Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(12)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.
(13)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(14)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2011.
(15)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(16)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(17)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(18)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-KFiled on May 3, 2010.
(19)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.
(20)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(21)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.

(23)	Incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.
(24)	Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(25)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.
(26)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2011.
(27)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(28)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.
(29)	Incorporated by reference to exhibit number 10.15 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.

(30)	Incorporated by reference to exhibit number 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.
(31)	Incorporated by reference to exhibit number 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2011.
(32)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.
(33)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.
(34)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.
(35)	Incorporated by reference to exhibit number 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.
(36)	Incorporated by reference to exhibit number 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(37)	Incorporated by reference to exhibit number 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(38)	Incorporated by reference to exhibit number 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(39)	Incorporated by reference to exhibit number 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(40)	Incorporated by reference to exhibit number 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(41)	Incorporated by reference to exhibit number 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(42)	Filed herewith.
(43)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10K.
**	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED

By:	/S/ STEVEN W. BERGLUND
Steven W. Berglund, President and Chief Executive Officer

February 27, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ STEVEN W. BERGLUND Steven W. Berglund	President, Chief Executive Officer, Director	February 22, 2012

/s/ RAJAT BAHRI Rajat Bahri	Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	February 22, 2012

/s/ JULIE SHEPARD Julie Shepard	Vice President of Finance and Principal Accounting Officer	February 22, 2012

/s/ JOHN B. GOODRICH John B. Goodrich	Director	February 27, 2012

/s/ WILLIAM HART William Hart	Director	February 27, 2012

/s/ MERIT E. JANOW Merit E. Janow	Director	February 27, 2012

/s/ ULF J. JOHANSSON Ulf J. Johansson	Director	February 27, 2012

/s/ RON S. NERSESIAN Ron S. Nersesian	Director	February 27, 2012

Signature	Capacity in which Signed

/s/ BRADFORD W. PARKINSON Bradford W. Parkinson	Director	February 27, 2012

/s/ MARK S. PEEK Mark S. Peek	Director	February 27, 2012

/s/ NICKOLAS W. VANDE STEEG Nickolas W. Vande Steeg	Director	February 27, 2012

SCHEDULE II

TRIMBLE NAVIGATION LIMITED

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Fiscal Year End	2011	2010	2009
Allowance for doubtful accounts:
Balance at beginning of period	$3,442	$3,875	$5,999
Acquired allowance	3,678	1,380	114
Bad debt expense	1,913	2,320	4,139
Write-offs, net of recoveries	(2,344)	(4,133)	(6,377)

Balance at end of period	$6,689	$3,442	$3,875