Form 10-K/A
period 2011-12-30
TRIMBLE NAVIGATION LTD /CA/
filed 2012-03-02
CIK 864749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2011

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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

Yes [    ]         No [ X ]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer	[ X ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ] (Do not check if a smaller reporting company)	Smaller Reporting Company	[ ]

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 30, 2011 because our EDGAR filing agent inadvertently omitted a portion of the sentences explaining the restrictions on payments of dividends contained in our credit facility in Item 5.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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

Under the existing terms of our credit facility, we may pay dividends and repurchase shares of our common stock so long as no default or event of default exists and the leverage ratio as of the end of the most recent fiscal quarter is less than 3.00:1.00 after giving pro forma effect to certain restricted payments and to any incurrence or repayment of indebtedness after the end of the fiscal quarter. We may also pay dividends and repurchase shares of our common stock so long as (1) no default or event of default exists, (2) the dividend or repurchase is not permitted by any other exception in the restricted payments covenant and (3) the amount of such dividend or repurchase, when aggregated with all other restricted payments made in the fiscal quarter of such proposed dividend or repurchase and the three immediately preceding fiscal quarters, does not exceed the sum of fifty percent (50%) of net income plus, to the extent deducted in determining such net income, non-cash expenses in respect of stock options, for four fiscal quarters then most recently ended. Otherwise, dividends and share repurchases are restricted by our 2011 Credit Facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED

By:	/s/ Steven W. Berglund
Steven W. Berglund, President and Chief Executive Officer

March 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ Steven W. Berglund Steven W. Berglund	President, Chief Executive Officer, Director	March 1, 2012

/s/ Rajat Bahri Rajat Bahri	Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	March 1, 2012

/s/ Julie Shepard Julie Shepard	Vice President of Finance and Principal Accounting Officer	March 1, 2012

* John B. Goodrich	Director	March 1, 2012

* William Hart	Director	March 1, 2012

* Merit E. Janow	Director	March 1, 2012

* Ulf J. Johansson	Director	March 1, 2012

* Ron S. Nersesian	Director	March 1, 2012

* Bradford W. Parkinson	Director	March 1, 2012

* Mark S. Peek	Director	March 1, 2012

* Nickolas W. Vande Steeg	Director	March 1, 2012

*By:	/s/ Steven W. Berglund
Steven W. Berglund, Attorney-In-Fact

(b) Exhibits

Exhibit Number

31.1	Certification of CEO pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of CFO pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.