Form 10-Q
period 2012-03-30
TRIMBLE NAVIGATION LTD /CA/
filed 2012-05-08
CIK 864749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2012

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

As of May 1, 2012, there were 125,091,156 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED

FORM 10-Q for the Quarter Ended March 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

As of	First Quarter 2012	Fiscal Year End 2011
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$209,146	$154,621
Accounts receivable, net	324,663	275,201
Other receivables	4,109	7,103
Inventories, net	224,656	232,063
Deferred income taxes	43,829	44,632
Other current assets	27,316	19,437

Total current assets	833,719	733,057
Property and equipment, net	66,462	62,724
Goodwill	1,379,353	1,297,692
Other purchased intangible assets, net	502,013	476,791
Other non-current assets	90,525	82,211

Total assets	$2,872,072	$2,652,475

LIABILITIES
Current liabilities:
Current portion of long-term debt	$87,929	$65,918
Accounts payable	103,119	97,956
Accrued compensation and benefits	73,314	73,894
Deferred revenue	134,165	105,066
Accrued warranty expense	17,871	18,444
Other current liabilities	49,555	50,045

Total current liabilities	465,953	411,323
Non-current portion of long-term debt	535,204	498,518
Non-current deferred revenue	16,025	13,113
Deferred income taxes	102,940	95,594
Other non-current liabilities	48,394	45,025

Total liabilities	1,168,516	1,063,573

Commitments and contingencies
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 180,000 shares authorized; 125,040 and 123,663 shares issued and outstanding as of the first quarter of fiscal 2012 and fiscal year end 2011, respectively	921,780	878,514
Retained earnings	736,457	685,639
Accumulated other comprehensive income	28,821	5,140

Total Trimble Navigation Ltd. shareholders’ equity	1,687,058	1,569,293
Noncontrolling interests	16,498	19,609

Total equity	1,703,556	1,588,902

Total liabilities and equity	$2,872,072	$2,652,475

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	First Quarter of
	2012	2011
(In thousands, except per share data)
Revenues:
Product	$398,538	$326,932
Service	57,430	33,519
Subscription	46,299	23,842

Total revenues	502,267	384,293

Cost of sales:
Product	193,044	164,335
Service	22,521	14,382
Subscription	14,431	7,158
Amortization of purchased intangible assets	13,121	6,888

Total cost of sales	243,117	192,763

Gross margin	259,150	191,530
Operating expenses
Research and development	60,235	43,232
Sales and marketing	76,024	61,207
General and administrative	46,886	33,472
Restructuring charges	481	767
Amortization of purchased intangible assets	15,676	9,177

Total operating expenses	199,302	147,855

Operating income	59,848	43,675
Non-operating income, net
Interest income	372	285
Interest expense	(4,235)	(496)
Foreign currency transaction gain (loss), net	(2,213)	306
Income from equity method investments, net	6,192	2,763
Other income (expense), net	363	(252)

Total non-operating income, net	479	2,606

Income before taxes	60,327	46,281
Income tax provision	10,255	7,409

Net income	50,072	38,872
Less: Net loss attributable to noncontrolling interests	(746)	(831)

Net income attributable to Trimble Navigation Ltd.	$50,818	$39,703

Basic earnings per share	$0.41	$0.33

Shares used in calculating basic earnings per share	124,370	121,819
Diluted earnings per share	$0.40	$0.32

Shares used in calculating diluted earnings per share	127,760	125,856

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	First quarter of
	2012	2011
(Dollars in thousands)
Net income	$50,072	$38,872
Foreign currency translation adjustments	23,720	19,881
Net unrealized actuarial loss	(38)	(82)

Comprehensive income	73,754	58,671
Less: Comprehensive income attributable to the noncontrolling interests	(746)	(831)

Comprehensive income attributable to Trimble Navigation Ltd.	$74,500	$59,502

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	First Quarter of
	2012	2011
(Dollars in thousands)
Cash flow from operating activities:
Net income	$50,072	$38,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,562	4,603
Amortization expense	28,797	16,065
Provision for doubtful accounts	587	359
Deferred income taxes	146	(1,393)
Stock-based compensation	7,789	6,798
Income from equity method investments, net	(6,192)	(2,763)
Excess tax benefit for stock-based compensation	(7,580)	(8,357)
Provision for excess and obsolete inventories	3,111	2,489
Other non-cash items	(977)	577
Add decrease (increase) in assets:
Accounts receivable	(46,425)	(40,624)
Other receivables	2,211	5,776
Inventories	5,928	(8,717)
Other current and non-current assets	(7,972)	4,927
Add increase (decrease) in liabilities:
Accounts payable	4,205	16,377
Accrued compensation and benefits	(1,895)	(10,241)
Deferred revenue	29,569	(1,219)
Accrued warranty expense	(728)	(40)
Other current and non-current liabilities	1,450	4,438

Net cash provided by operating activities	67,658	27,927

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(101,392)	(38,979)
Acquisitions of property and equipment	(7,644)	(4,036)
Acquisitions of intangible assets	(755)	(250)
Other	251	44

Net cash used in investing activities	(109,540)	(43,221)

Cash flow from financing activities:
Issuances of common stock, net	26,682	27,785
Excess tax benefit for stock-based compensation	7,580	8,357
Proceeds from long-term debt and revolving credit lines	181,500	—
Payments on long-term debt and revolving credit lines	(122,850)	(672)

Net cash provided by financing activities	92,912	35,470

Effect of exchange rate changes on cash and cash equivalents	3,495	3,378

Net increase in cash and cash equivalents	54,525	23,554
Cash and cash equivalents, beginning of period	154,621	220,788

Cash and cash equivalents, end of period	$209,146	$244,342

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

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2011 was December 30, 2011. The first quarter of fiscal 2012 and 2011 ended on March 30, 2012 and April 1, 2011, respectively. Fiscal 2012 and 2011 are both 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.

The accompanying financial data as of the first quarter of fiscal 2012 and for the first quarter of fiscal 2012 and 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2011 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2011. The following discussion should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of the first quarter of fiscal 2012, results of operations for the first quarter of fiscal 2012 and 2011 and cash flows for the first quarter of fiscal 2012 and 2011, as applicable, have been made. The results of operations for the first quarter of fiscal 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions. The Company has evaluated all subsequent events through the date that these financial statements have been filed with the Securities and Exchange Commission.

Beginning in the first quarter of fiscal 2012, the Company has presented revenues and cost of sales separately for products, service, and subscriptions. Product revenue includes primarily hardware, software licenses, and accessories; service revenue includes primarily hardware and software maintenance and support, training, and professional services; subscription revenue includes software as a service (SaaS). The Company has reclassified amounts in the prior year to conform to the current year presentation. None of the changes impacts previously reported consolidated revenue, cost of sales, operating income, or earnings per share.

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting polices during the first quarter of fiscal 2012 from those disclosed in the Company’s 2011 Form 10-K.

Recent Accounting Pronouncements

There are no updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year end 2011.

NOTE 3. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In October 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Stock Repurchase Program”), authorizing the Company to repurchase up to $100.0 million of Trimble’s common stock. No shares of common stock were repurchased during the first quarters of fiscal years 2012 or 2011. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

Stock-Based Compensation Expense

The Company accounts for its employee stock options, restricted stock units and employee stock purchase plan (ESPP) under the fair value method, which requires stock-based compensation to be estimated using the fair value on the date of grant using an option-pricing model. The value of the portion of the award that is expected to vest is recognized as expense over the related employees’ requisite service periods in the Company’s Condensed Consolidated Statements of Income.

The following table summarizes stock-based compensation expense, net of tax, related to employee stock-based compensation (for all plans) included in the Condensed Consolidated Statements of Income for the first quarter of fiscal 2012 and 2011.

	First Quarter of
	2012	2011
(Dollars in thousands)
Cost of sales	$520	$468

Research and development	1,229	1,096
Sales and marketing	1,791	1,634
General and administrative	4,249	3,600

Total operating expenses	7,269	6,330

Total stock-based compensation expense	7,789	6,798
Tax benefit (1)	(2,473)	(2,203)

Total stock-based compensation expense, net of tax	$5,316	$4,595

(1)	Tax benefit related to U.S. incentive and non-qualified stock options, restricted stock units and ESPP, applying a Federal statutory and State (Federal effected) tax rate for the respective periods.

Fair value of Trimble Options

Stock option expense recognized in the Condensed Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company’s compensation expense for stock options is recognized using the straight-line single option method. The fair values for stock options are estimated on the date of grant using the binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during the first quarter of fiscal 2012 and 2011, the following weighted average assumptions were used:

	First Quarter of
	2012	2011
Expected dividend yield	—	—
Expected stock price volatility	45.4%	41.9%
Risk free interest rate	0.8%	1.0%
Expected life of option	4.1 years	4.2 years

•	Expected Dividend Yield – The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

•

Expected Stock Price Volatility – The Company’s computation of expected volatility is based on a combination of implied volatilities from traded options on the Company’s stock and historical volatility, commensurate with the expected life of the stock options.

•	Expected Risk Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the stock options.

•

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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:

As of	First Quarter of Fiscal 2012			Fiscal Year End 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$465,035	$(210,695)	$254,340	$437,097	$(193,218)	$243,879
Trade names and trademarks	35,487	(19,970)	15,517	34,563	(18,933)	15,630
Customer relationships	305,725	(104,585)	201,140	280,283	(94,573)	185,710
Distribution rights and other intellectual properties	65,076	(34,060)	31,016	63,498	(31,926)	31,572

	$871,323	$(369,310)	$502,013	$815,441	$(338,650)	$476,791

The estimated future amortization expense of purchased intangible assets as of the first quarter of fiscal 2012 is as follows:

(Dollars in thousands)
2012 (Remaining)	$86,857
2013	109,230
2014	86,847
2015	75,004
2016	60,178
Thereafter	83,897

Total	$502,013

Goodwill

The changes in the carrying amount of goodwill by operating segment for the first quarter of fiscal 2012, are as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of fiscal year end 2011	$697,237	$68,268	$508,260	$23,927	$1,297,692
Additions due to acquisitions	66,651	—	—	—	66,651
Purchase price adjustments	2,767	—	1,300	—	4,067
Foreign currency translation adjustments	9,042	719	827	355	10,943

Balance as of the first quarter of 2012	$775,697	$68,987	$510,387	$24,282	$1,379,353

The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in fiscal 2011and the first quarter of 2012, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items the fair value of intangible asset and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.

NOTE 5. CERTAIN BALANCE SHEET COMPONENTS

Inventories, net consisted of the following:

As of	First Quarter 2012	Fiscal Year End 2011
(Dollars in thousands)
Raw materials	$85,390	$87,355
Work-in-process	7,170	8,475
Finished goods	132,096	136,233

Total inventories, net	$224,656	$232,063

Deferred costs of revenue are included within finished goods and were $21.4 million as of the first quarter of fiscal 2012 and $22.8 million as of fiscal year end 2011.

Other non-current liabilities consisted of the following:

As of	First Quarter 2012	Fiscal Year End 2011
(Dollars in thousands)
Deferred compensation	$11,667	$10,534
Unrecognized tax benefits	17,392	15,733
Other non-current liabilities	19,335	18,758

Total other non-current liabilities	$48,394	$45,025

As of the first quarter of fiscal 2012 and fiscal year end 2011, the Company has $17.4 million and $15.7 million, respectively, of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably affect the effective income tax rate and interest and/or penalties related to income tax matters in future periods.

NOTE 6 . SEGMENT INFORMATION

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

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
First quarter of fiscal 2012
Segment revenue	$248,885	$147,499	$78,383	$27,500	$502,267
Operating income	40,077	62,361	7,358	3,339	113,135
First quarter of fiscal 2011
Segment revenue	$190,034	$123,053	$44,421	$26,785	$384,293
Operating income (loss)	22,779	52,505	(1,334)	3,863	77,813
As of the first quarter of 2012
Accounts receivable	$179,993	$91,826	$34,745	$18,099	$324,663
Inventories	127,630	45,156	32,034	19,836	224,656
Goodwill	775,697	68,987	510,387	24,282	1,379,353
As of fiscal year end 2011
Accounts receivable	$160,218	$63,542	$36,465	$14,976	$275,201
Inventories	128,433	51,756	31,262	20,612	232,063
Goodwill	697,237	68,268	508,260	23,927	1,297,692

A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	First Quarter of
	2012	2011
(Dollars in thousands)
Consolidated segment operating income	$113,135	$77,813
Unallocated corporate expense	(19,280)	(15,118)
Amortization of purchased intangible assets	(28,797)	(16,065)
Acquisition costs	(5,210)	(2,955)

Consolidated operating income	59,848	43,675
Non-operating income, net	479	2,606

Consolidated income before taxes	$60,327	$46,281

Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and restructuring costs.

NOTE 7. DEBT, COMMITMENTS AND CONTINGENCIES

Debt consisted of the following:

	First Quarter	Fiscal Year End
As of	2012	2011
(Dollars in thousands)
Credit Facilities:
Term loan	$380,000	$385,000
Revolving credit facility	241,000	177,300
Promissory notes and other debt	2,133	2,136

Total debt	623,133	564,436
Less current portion of long-term debt	87,929	65,918

Non-current portion	$535,204	$498,518

Credit Facilities

On May 6, 2011, the Company entered into its 2011 Credit Facility, with a group of lenders. This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the 2011 Credit Facility, the revolving loan facility may be increased by up to $300.0 million in the aggregate and the term loan facility may no longer be increased. Additionally, on July 14, 2011, the Company entered into a $50 million uncommitted revolving loan facility (the “2011 Uncommitted Facility”), which is callable by the bank at any time and has no covenants. On January 27, 2012, the facility was increased to $75 million. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company.

As of the first quarter of fiscal 2012, total debt was comprised primarily of a term loan of $380.0 million and a revolving credit line of $175.0 million under the 2011 Credit Facility and a revolving credit line of $66.0 million under the 2011 Uncommitted Facility. Of the total outstanding balance, $360.0 million of the term loan and the $175.0 million revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet.

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

The Company was in compliance with these restrictive covenants as of the first quarter of fiscal 2012.

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

Promissory Notes and Other Debt

As of the first quarter of fiscal 2012 and fiscal year end 2011, the Company had promissory notes and other debt totaling approximately $2.1 million, of which $0.2 million was classified as long-term in the Condensed Consolidated Balance Sheet. Outstanding notes payable of $1.7 million represented most of this balance and consisted primarily of notes payable to noncontrolling interest holders. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification.

Leases and Other Commitments

The estimated future minimum operating lease commitments as of the first quarter of fiscal 2012 are as follows (dollars in thousands):

2012 (Remaining)	$19,735
2013	17,583
2014	13,932
2015	11,724
2016	6,902
Thereafter	7,196

Total	$77,072

Additionally, the Company has potential obligations related to previous acquisitions. As of the first quarter of fiscal 2012, the Company had $5.6 million of holdbacks, which are included in Other current liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheets. Further, certain acquisitions include additional earn-out cash payments based on future revenue or gross margin derived from existing products and other product milestones. As of the first quarter of fiscal 2012, the Company had $5.5 million included in Other current liabilities and Other non-current liabilities related to these earn-outs, representing the fair value of the contingent consideration. Additional potential earn-out cash payments in excess of that recorded on the Company’s Condensed Consolidated Balance Sheet was $7.4 million as of the first quarter of fiscal 2012. The remaining earn-outs and holdbacks are payable through 2016.

As of the first quarter of fiscal 2012, the Company had unconditional purchase obligations of approximately $94.8 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

NOTE 8. FAIR VALUE MEASUREMENTS

The guidance on fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and requires disclosures about assets and liabilities measured at fair value. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market, and the instruments’ complexity.

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

	Fair Values as of the First Quarter of Fiscal 2012				Fair Values as of Fiscal Year End 2011
(Dollars in thousands)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$3	$—	$—	$3	$3	$—	$—	$3
Deferred compensation plan assets (2)	11,667	—	—	11,667	10,534	—	—	10,534
Derivative assets (3)	—	554	—	554	—	351	—	351

Total	$11,670	$554	$—	$12,224	$10,537	$351	$—	$10,888

Liabilities
Deferred compensation plan liabilities (2)	$11,667	$—	$—	$11,667	$10,534	$—	$—	$10,534
Derivative liabilities (3)	—	832	—	832	—	1,968	—	1,968
Contingent consideration liabilities (4)	—	—	5,515	5,515	—	—	4,967	4,967

Total	$11,667	$832	$5,515	$18,014	$10,534	$1,968	$4,967	$17,469

(1)	These investments are highly liquid investments in money market funds. The fair values are determined using observable quoted prices in active markets. Money market funds are included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.
(2)	The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. As of the first quarter of fiscal 2012 and fiscal year end 2011 the plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.
(3)	Derivative assets and liabilities included in Level II primarily represent forward currency exchange contracts. The Company typically enters into these contracts to minimize the short-term impact of foreign currency fluctuations on certain trade and inter-company receivables and payables. The derivatives are not designated as hedging instruments. The fair values are determined using inputs based on observable quoted prices. The fair values are determined using inputs based on observable quoted prices. Derivative assets and liabilities are included in Other current assets and Other current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
(4)	The Company has eight contingent consideration arrangements that require it to pay the former owners of certain companies it acquired during fiscal 2011, 2010 and 2009. The undiscounted maximum payment under all eight arrangements is $12.9 million based on future revenues or gross margins over a 3 year period. The Company estimated the fair value of these liabilities using the expected cash flow approach with inputs being probability-weighted revenue or gross margin projections, as the case may be, and discount rates ranging from 0.07% to 3.5% for the first quarter of fiscal 2012 and 0.06% to 3.5% for fiscal year end 2011. As of the first quarter of fiscal 2012 and fiscal year end 2011, of the total contingent consideration liability, $5.2 million and $4.5 million of the total contingent consideration liabilities was included in Other current liabilities, respectively, and $0.3 million and $0.5 million was included in Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets. During the first quarter of fiscal 2012, the Company recognized $0.4 million as a loss in the Company’s Condensed Consolidated Statements of Income for changes in fair value of the contingent consideration liabilities.

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
As of	First Quarter of Fiscal 2012		Fiscal Year End of 2011
(Dollars in thousands)
Assets:
Cash and cash equivalents	$209,146	$209,146	$154,621	$154,621
Forward foreign currency exchange contracts	554	554	351	351
Liabilities:
Credit facility	$621,000	$621,000	$562,300	$562,300
Forward foreign currency exchange contracts	832	832	1,968	1,968
Promissory note and other	2,133	2,133	2,136	2,136

The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.

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

Changes in the Company’s product warranty liability during the first quarter of fiscal 2012 are as follows:

(Dollars in thousands)
Balance as of fiscal year end 2011	$18,444
Accruals for warranties issued	4,501
Changes in estimates	(10)
Warranty settlements (in cash or in kind)	(5,064)

Balance as of the first quarter of fiscal 2012	$17,871

NOTE 10. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	First Quarter of
	2012	2011
(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$50,818	$39,703

Denominator:
Weighted average number of common shares used in basic earnings per share	124,370	121,819
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	3,390	4,037

Weighted average number of common shares and dilutive	127,760	125,856

potential common shares used in diluted earnings per share
Basic earnings per share	$0.41	$0.33

Diluted earnings per share	$0.40	$0.32

For the first quarter of fiscal 2012 and 2011 the Company excluded 1.9 million shares and 0.9 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

NOTE 11. INCOME TAXES

The Company’s effective income tax rate for first quarter of fiscal 2012 was 17.0%, as compared to 16.0% for the first quarter of fiscal 2011 primarily due to the expiration of federal R&D credit for 2012. The 2012 and 2011 first quarter effective income tax rates were lower than the statutory federal income tax rate of 35% primarily due to geographical mix of the Company’s pre-tax income.

The Company and its subsidiaries are subject to U.S. federal and state, and foreign income tax. The Company has substantially concluded all U.S. federal income tax audits for years through 2009 with the exception of acquired companies. State income tax matters have been concluded for years through 1992 and non-U.S. income tax matters have been concluded for years through 2000. The Company is currently in various stages of multiple year examinations by federal, state, and foreign (including France and Germany) taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.

The unrecognized tax benefits of $34.3 million and $28.7 million as of the first quarter of fiscal 2012 and fiscal year end 2011, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s unrecognized tax benefit liabilities include interest and penalties as of the first quarter of fiscal 2012 and fiscal year end 2011, of $3.2 million and $2.7 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in “Risk Factors” below and elsewhere in this report as well as in the Company’s Annual Report on Form 10-K for fiscal year 2011 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U. S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, stock-based compensation, income taxes, warranty obligations, restructuring costs, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expense and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s significant accounting polices during the first quarter of fiscal 2012 from those disclosed in the Company’s 2011 Form 10-K.

Recent Accounting Pronouncements

There are no updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year end 2011.

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

In our Engineering and Construction segment, we introduced a new version of Trimble AllTrak Tool and Asset Management System that provided Radio Frequency Identification, or RFID, capabilities for the Trimble Nomad outdoor rugged handheld computer. Our Spectra Precision group also introduced the new ProFlex 800 which was a powerful Global Navigation Satellite Systems, or GNSS, solution with revolutionary Z-Blade GNSS centric technology, which delivers fast and reliable Real Time Kinematic, or RTK, positioning, even in environments where GNSS signals may be difficult to acquire. Trimble also released new mobile solutions for the Prolog construction project management software, which provide support for Apple iPad and Microsoft Windows mobile platforms.

In our Field solutions segment, we introduced a new generation of GNSS devices for GIS field applications, the Trimble Juno 3B and 3D handhelds, which allow mobile workforces ranging from public utilities to municipalities to be empowered with integrated GNSS handhelds that are optimized for everyday field work, such as asset management, data collection and inspections. We also announced the worldwide availability of high-accuracy CenterPoint RTX correction service for agriculture customers. The GPS and GLONASS-enabled correction service is delivered via cellular communications using the Trimble DCM-300 modem, which is currently certified for use in 38 countries on 5 continents. We also released four new innovations designed to assist growers with planting and spreading operations—Vehicle Sync, seed monitoring capability, application management of up to two variable rate products and spinner speed control. These innovations enable enhanced grower efficiency by increasing the quality of seed placement and providing real-time wireless communication between vehicles in the field. Furthermore, we also introduced the My Connected Farm portal, which is a new Web-based solution for growers and agribusinesses to access and manage mapping applications, precision farming data and vehicle performance and movement.

In our Mobile Solutions segment, we announced that Multiband, one of the nation’s leading home service satellite TV providers, will be implementing Trimble GeoManager Fleet Management across its fleet of vehicles. GeoManager Fleet Management will enable Multiband to realize the benefits of integrated vehicle tracking and automated scheduling to improve efficiency, productivity and customer service. During the quarter, we also introduced the Connected Community – Environmental which provides cloud-based real-time management and deployment of SiteFID landfill gas surface monitoring data. It allows field monitoring data to be uploaded to the cloud and stored in a secure and replicated infrastructure designed specifically for positioning data.

In our Advanced Devices segment, we announced that Applanix’s position & orientation systems for marine vessels, or POS MV, system is now capable of receiving Fugro’s Marinestar positioning service. By integrating Marinestar capability, the POS MV can operate off shore and without reference stations, significantly expanding its operating environment.

All of these products and initiatives strengthened our competitive position and created new value for our customers.

Extending our position in new and existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to new and existing users. In our Mobile Solutions segment, cooperation with SmartBin Corporation enabled us to collaborate on the development of solutions that can leverage positioning technology, wireless communications, asset monitoring and fleet management capabilities to enhance productivity for professionals operating in the environmental services and recycling markets. Under the agreement, Trimble will have worldwide rights to use SmartBin’s wireless monitoring and Web access technologies to integrate and manufacture products for the industry.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. New initiatives are focused in emerging markets in Africa, China, India, the Middle-East and Russia. We continue to expand our network of SITECH Technology Dealers during the quarter by adding new dealerships to serve geographic markets such as Laos, Cambodia, Thailand, South Korea and The Netherlands. These dealers represent the Trimble and Caterpillar machine control systems for the contractor’s entire fleet of heavy equipment regardless of machine brand.

In addition, our acquisition of Plancal Corporation (headquartered in Horgen, Switzerland), a leading 3D CAD/CAE and ERP software provider for the mechanical, electrical, and plumbing (MEP) and HVAC industries in Western Europe helps to broaden our industry-leading BIM to Field solutions for MEP and HVAC contractors in order to automate project estimating and management, modeling, detailing, layout and construction.

In our Mobile Solutions segment, we introduced a new cloud-based solution that provides on-road supply chain visibility to enhance efficiency for the transport and logistics industry in India—Trimble trako Visual Cargo. The seamless integration of Visual Cargo with the customers’ ERP/TMS system and vehicle location data from the Trimble trako Fleet Management solution will help facilitate trip-based tracking of goods, transit schedule, route and safety compliance.

RECENT BUSINESS DEVELOPMENTS

The following companies were acquired during twelve months ended March 30, 2012 and are combined in our results of operations since the date of acquisition:

Plancal

On January 12, 2012, we acquired privately-held Plancal of Horgen, Switzerland, a leading 3D CAD/CAE and ERP software provider for the mechanical, electrical, and plumbing (MEP) and heating, ventilation and air conditioning (HVAC) industries in western Europe. Plancal’s performance is reported under our Engineering and Construction business segment.

StruCad

On January 11, 2012, we acquired the StruCad and StruEngineer business from AceCad Software based in Derby, UK to expand our construction solutions. The addition of the software products is expected to extend Tekla’s industry leading Building Information Modeling (BIM) solutions for structural steel contractors to automate project estimating and management, modeling and detailing. StruCad’s performance is reported under our Engineering and Construction business segment.

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

Seasonality of Business

* Our individual segment revenue may be affected by seasonal buying patterns. Historically, the second fiscal quarter has been the strongest quarter for the Company driven by the construction buying season. However, as a result of recent acquisitions, we may experience less seasonality in the future.

RESULTS OF OPERATIONS

Overview

The following table is a summary of revenue, gross margin, and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	First Quarter of
	2012	2011
(Dollars in thousands)
Revenues:
Product	$398,538	$326,932
Service	57,430	33,519
Subscription	46,299	23,842

Total revenues	502,267	384,293

Gross margin	$259,150	$191,530
Gross margin %	51.6%	49.8%
Total consolidated operating income	$59,848	$43,675
Operating income %	11.9%	11.4%

Revenue

Beginning in the first quarter of fiscal 2012, we have presented revenues separately for products, service, and subscriptions. Prior year amounts have been reclassified to conform to the current year presentation. In the first quarter of fiscal 2012, total revenue increased by $118.0 million or 31%, as compared to the first quarter of fiscal 2011. Of this increase, product revenue increased $71.6 million, or 22%, service revenue increased $23.9 million, or 71%, and subscription revenue increased $22.5 million, or 94%. The product revenue increase was driven by organic growth and the Tekla and PeopleNet acquisitions. The increase in service revenue was primarily due to organic growth and the Tekla acquisition. Subscription revenue increased primarily due to the PeopleNet acquisition.

On a segment basis, Engineering and Construction revenue increased $58.9 million, or 31%, Field Solutions increased $24.4 million, or 20%, Mobile Solutions increased $34.0 million or 76%, and Advanced Devices increased $0.7 million or 3%. Revenue growth within Engineering and Construction was driven by strong organic growth due to expanded distribution and improved end user markets and acquisitions, including Tekla. Sales were strong for heavy and highway and survey products. Field Solutions revenue increased primarily due to continued strength in most products and markets. Mobile Solutions revenue increased primarily due to the PeopleNet acquisition and to a lesser extent, growth within the existing business.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, and foreign currency translations.

Gross margin increased by $67.6 million for the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011, primarily due to increased sales in Engineering and Construction and Field Solutions. Gross margin as a percentage of total revenue for the first quarter of fiscal 2012 was 51.6%, as compared to 49.8% for the first quarter of fiscal 2011, primarily due to an increase in sales of higher margin products, primarily software and service revenue, which were partially offset by higher amortization of purchased intangible assets.

Operating Income

Operating income increased by $16.2 million for the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011. Operating income as a percentage of total revenue was 11.9% for the first quarter of fiscal 2012, as compared to 11.4% for the first quarter of fiscal 2011. The increase in operating income and operating income percentage was primarily driven by higher revenue and gross margin expansion, partially offset by high amortization of purchased intangible assets due to acquisitions.

Results by Segment

To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, amortization of inventory step-up charges, acquisition costs, and restructuring costs.

The following table is a summary of revenue and operating income by segment:

	First Quarter of
	2012	2011
(Dollars in thousands)
Engineering and Construction
Revenue	$248,885	$190,034
Segment revenue as a percent of total revenue	50%	49%
Operating income	$40,077	$22,779
Operating income as a percent of segment revenue	16%	12%
Field Solutions
Revenue	$147,499	$123,053
Segment revenue as a percent of total revenue	29%	32%
Operating income	$62,361	$52,505
Operating income as a percent of segment revenue	42%	43%
Mobile Solutions
Revenue	$78,383	$44,421
Segment revenue as a percent of total revenue	16%	12%
Operating income (loss)	$7,358	$(1,334)
Operating income (loss) as a percent of segment revenue	9%	(3%)
Advanced Devices
Revenue	$27,500	$26,785
Segment revenue as a percent of total revenue	5%	7%
Operating income	$3,339	$3,863
Operating income as a percent of segment revenue	12%	14%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

	First Quarter of
	2012	2011
(Dollars in thousands)
Consolidated segment operating income	$113,135	$77,813
Unallocated corporate expense	(19,280)	(15,118)
Amortization of purchased intangible assets	(28,797)	(16,065)
Acquisition costs	(5,210)	(2,955)

Consolidated operating income	59,848	43,675
Non-operating income, net	479	2,606

Consolidated income before taxes	$60,327	$46,281

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges, and restructuring costs.

Engineering and Construction

Engineering and Construction revenue increased by $58.9 million or 31% for the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011. Segment operating income increased $17.9 million or 79% for the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011.

The revenue increase for the first quarter of fiscal 2012 was primarily driven by strong organic growth due to expanded distribution and improved end user markets and acquisitions, including Tekla. These improvements were delivered in spite of relatively weak commercial and residential construction markets, lower sales in China due to recent problems specific to railway construction, and cautious decision making by users in Europe. Sales were particularly strong for heavy and highway and survey products. Segment operating income increased primarily due to higher revenue, improved gross margin and increased operating leverage.

Field Solutions

Field Solutions revenue increased by $24.4 million or 20% for the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011. Segment operating income increased by $9.9 million or 19% for the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011.

The revenue increase for the first quarter of fiscal 2012 was primarily due to continued strength in most products and markets, with contributions from Agriculture, GIS and acquisitions. The strength of our Agriculture product portfolio and relatively strong agriculture economy around the world continued to drive demand. Segment operating income increased primarily due to higher revenue and associated higher gross margin.

Mobile Solutions

Mobile Solutions revenue increased by $34.0 million or 76% for the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011. Segment operating income increased by $8.7 million or 652% for the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011.

Mobile Solutions revenue and operating income increased primarily due to the PeopleNet acquisition not applicable in the first quarter of 2011 and to a lesser extent, growth within the existing business.

Advanced Devices

Advanced Devices revenue increased by $0.7 million or 3% for the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011. Segment operating income decreased by $0.5 million or 14% for the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011.

The slight increase in revenue was primarily due to an increase in Military Advanced Systems, partially offset by a decrease in ThingMagic. The decrease in operating income was primarily due to increased operating expenses in Military Advanced Systems.

Research and Development, Sales and Marketing, and General and Administrative Expense

Research and development (R&D), sales and marketing (S&M), and general and administrative (G&A) expense are summarized in the following table:

	First Quarter of
	2012	2011
(Dollars in thousands)
Research and development	60,235	43,232
Percentage of revenue	12%	11%
Sales and marketing	76,024	61,207
Percentage of revenue	15%	16%
General and administrative	46,886	33,472
Percentage of revenue	9%	9%

Total	183,145	137,911

Percentage of revenue	36%	36%

Overall, R&D, S&M, and G&A expense increased by approximately $45.2 million for the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011.

Research and development expense increased by $17.0 million in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011, was primarily due to the inclusion of expense of $13.0 million from acquisitions not applicable in the first quarter of fiscal 2011, a $2.1 million increase in compensation related expense due to headcount increases and higher bonus costs, and a $1.9 million increase in other expense. The cost of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. Research and development spending overall was at approximately 12% of revenue in the first quarter of fiscal 2012 and 11% in the first quarter of fiscal 2011.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $14.8 million in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011. The increase was primarily due to the inclusion of expense of $12.6 million from acquisitions not applicable in the first quarter of fiscal 2011, a $3.8 million increase in compensation related expense due to headcount increases and higher commission costs, partially offset by a $1.6 million decrease in other expense. Sales and marketing spending overall was at approximately 15% of revenue in the first quarter of fiscal 2012 and 16% in the first quarter of fiscal 2011.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $13.4 million in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011, primarily due to the inclusion of expense of $8.6 million from acquisitions not applicable in the first quarter of fiscal 2011, a $3.4 million increase in compensation related expense due to headcount increases and higher bonus costs, a $1.6 million increase in tax, legal and consulting expense, partially offset by a $0.2 million decrease in other expense. General and administrative spending overall was at approximately 9% of revenue in both the first quarter of fiscal 2012 and 2011.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $28.8 million in the first quarter of fiscal 2012, as compared to $16.1 million in the first quarter of fiscal 2011. Of the total $28.8 million in the first quarter of fiscal 2012, $15.7 million is presented as a separate line within Operating expense and $13.1 million is presented as a separate line within Cost of sales on our Condensed Consolidated Statements of Income. The increase was due primarily to acquisitions not included in the first quarter of fiscal 2011. As of the first quarter of fiscal 2012, future amortization of intangible assets is expected to be $86.9 million during the remaining three quarters of fiscal 2012, $109.2 million during 2013, $86.8 million during 2014, $75.0 million during 2015, $60.2 million during 2016, and $83.9 million thereafter.

Non-operating Income, Net

The components of non-operating income, net, were as follows:

	First Quarter of
	2012	2011
(Dollars in thousands)
Interest income	$372	$285
Interest expense	(4,235)	(496)
Foreign currency transaction gain (loss)	(2,213)	306
Income from equity method investments, net	6,192	2,763
Other income (expense), net	363	(252)

Total non-operating income, net	$479	$2,606

Non-operating income, net decreased $2.1 million for the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011. The decrease was primarily due to the impact of foreign currency transaction gain (loss) which primarily was due to a loss on a hedge associated with the purchase of Plancal, an increase in interest expense due to an increase in debt associated with acquisitions, partially offset by higher profitability from joint ventures.

Income Tax Provision

Our effective income tax rate for first quarter of fiscal 2012 was 17.0%, as compared to 16.0% for the first quarter of fiscal 2011 primarily due to the expiration of federal R&D credit for 2012. The 2012 and 2011 first quarter effective income tax rates were lower than the statutory federal income tax rate of 35% primarily due to geographical mix of the Company’s pre-tax income.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the first quarter of fiscal 2012 and fiscal year end 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of	First Quarter 2012	Fiscal Year End 2011
(Dollars in thousands)
Cash and cash equivalents	$209,146	$154,621
Total debt	623,133	564,436

	First Quarter of
	2012	2011
(Dollars in thousands)
Cash provided by operating activities	$67,658	$27,927
Cash used in investing activities	(109,540)	(43,221)
Cash provided by financing activities	92,912	35,470
Effect of exchange rate changes on cash and cash equivalents	3,495	3,378

Net increase in cash and cash equivalents	$54,525	$23,554

Cash and Cash Equivalents

As of the first quarter of fiscal 2012, cash and cash equivalents totaled $209.1 million as compared to $154.6 million as of fiscal year end 2011. Debt was $623.1 million as of the first quarter of fiscal 2012, as compared to $564.4 million as of fiscal year end 2011.

* Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns, and our ability to manage other areas of working capital.

*We believe that our cash and cash equivalents, together with borrowings under our 2011 Credit Facility as described below under the heading “Debt”, will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, and stock purchases under the stock repurchase program for at least the next twelve months. We expect that we will have net borrowings of an additional $100 million to $150 million under our 2011 Credit Facility to fund acquisitions expected to close in the second quarter of 2012.

* We anticipate that planned capital expenditures primarily for the building of a facility in Westminster, Colorado which began in 2012, as well as computer equipment, software, manufacturing tools and test equipment, and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Operating Activities

Cash provided by operating activities was $67.7 million for the first quarter of fiscal 2012, as compared to $27.9 million for the first quarter of fiscal 2011. This increase of $39.8 million was primarily driven by an increase in net income before non-cash depreciation and amortization primarily attributable to Engineering and Construction and Field Solutions segments’ increased revenue, offset by an increase in accounts receivable due to higher revenue from Engineering and Construction and Field Solutions segments.

Investing Activities

Cash used in investing activities was $109.5 million for the first quarter of fiscal 2012, as compared to $43.2 million for the first quarter of fiscal 2011. The increase of $66.3 million was due to higher cash requirements for business and intangible asset acquisitions.

Financing Activities

Cash provided by financing activities was $92.9 million for the first quarter of fiscal 2012, as compared to cash used of $35.5 million for the first quarter of fiscal 2011. The increase of $57.4 million was primarily due to an increase in proceeds from revolving credit lines for business acquisitions and proceeds received from issuance of common stock related to stock option exercises in the first quarter of fiscal 2012.

Accounts Receivable and Inventory Metrics

As of	First Quarter 2012	Fiscal Year End 2011
Accounts receivable days sales outstanding	59	58
Inventory turns per year	3.8	3.8

Accounts receivable days sales outstanding were 59 days as of the end of the first quarter of fiscal 2012, as compared to 58 days as of the end of fiscal year 2011. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were both 3.8 as of the end of the first quarter of fiscal 2012 and end of fiscal year 2011. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.

Repatriation of Foreign Earnings and Income Taxes

* A significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, and it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2011 Credit Facility or the tax costs of remitting foreign earnings back to the U.S.

Debt

On May 6, 2011, we entered into our 2011 Credit Facility, with a group of lenders. This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the 2011 Credit Facility, the revolving loan facility may be increased by up to $300.0 million in the aggregate, and the term loan facility may no longer be increased. Additionally, on July 14, 2011, we entered into a $50 million uncommitted revolving loan facility (the “2011 Uncommitted Facility”), which is callable by the bank at any time and has no covenants. On January 27, 2012, the facility was increased to $75 million. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR, or the bank’s cost of funds or as otherwise agreed upon by the bank and us.

As of the first quarter of 2012, our total debt was comprised primarily of a term loan of $380.0 million and a revolving credit line of $175.0 million under the 2011 Credit Facility and a revolving credit line of $66.0 million under the 2011 Uncommitted Facility. Of the total outstanding balance, $360.0 million of the term loan and $175.0 million of the revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet. As of the first quarter of 2012 and fiscal year end 2011, we had promissory notes and other debt totaling approximately $2.1 million, of which $0.2 million was classified as long-term in the Condensed Consolidated Balance Sheet. Outstanding notes payable of $1.7 million represented most of this balance and consisted primarily of notes payable to noncontrolling interest holders. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification.

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

We were in compliance with these restrictive covenants as of the first quarter of 2012.

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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures included in the previous table as well as detailed explanations to the adjustments to comparable GAAP measures, are set forth below:

Non-GAAP gross margin

We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions and manufacturing costs influence our business. Non-GAAP gross margin excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation and amortization of acquisition-related inventory step-up from GAAP gross margin. We believe that these exclusions offer investors additional information that may be useful to view trends in our gross margin performance.

Non-GAAP operating expenses

We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangible assets, stock-based compensation and acquisition costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.

Non-GAAP operating income

We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up and acquisition costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.

Non-GAAP non-operating income, net

We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income, net excludes acquisition costs associated with unusual acquisition related items such as an adjustment to a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), adjustments to the fair value of earn-out liabilities and payments made or received to settle earn-out and holdback disputes. These costs are specific to particular acquisitions and vary significantly in amount and timing. Non-GAAP non-operating income, net also excludes a foreign exchange loss specifically associated with a hedge for one of our acquisitions. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.

Non-GAAP income tax provision

Non-GAAP items tax effected adjusts the provision for income taxes to reflect the effect of certain non-GAAP items on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in our non-GAAP presentation.

Non-GAAP net income

This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs, a foreign exchange loss from a hedge associated with an acquisition, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.

Non-GAAP diluted net income per share

We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs, a foreign exchange loss from a hedge associated with an acquisition, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.

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

Non-GAAP segment operating income

Non-GAAP segment operating income excludes stock-based compensation from GAAP segment operating income (loss). We believe this information is useful to investors because some may exclude stock-based compensation as an alternative view when assessing trends in the operating income of our segments.

These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our “core operating performance” as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparison. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, amortization of acquisition-related inventory step-up, acquisition costs, a foreign exchange loss from a hedge associated with an acquisition, and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - (I) below,

			First Quarter of
			2012		2011
			Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
GROSS MARGIN:
GAAP gross margin:			$259,150	51.6%	$191,530	49.8%
Restructuring	(A	)	45	0.0%	99	0.0%
Amortization of purchased intangibles	(B	)	13,121	2.6%	6,888	1.9%
Stock-based compensation	(C	)	520	0.1%	468	0.1%
Amortization of acquisition-related inventory step-up	(D	)	8	0.0%	508	0.1%

Non-GAAP gross margin:			$272,844	54.3%	$199,493	51.9%

OPERATING EXPENSES:
GAAP operating expenses:			$199,302	39.7%	$147,855	38.5%
Restructuring	(A	)	(481)	-0.1%	(767)	-0.2%
Amortization of purchased intangibles	(B	)	(15,676)	-3.2%	(9,177)	-2.4%
Stock-based compensation	(C	)	(7,269)	-1.4%	(6,330)	-1.6%
Acquisition costs	(E	)	(4,766)	-0.9%	(2,190)	-0.6%

Non-GAAP operating expenses:			$171,110	34.1%	$129,391	33.7%

OPERATING INCOME:
GAAP operating income:			$59,848	11.9%	$43,675	11.4%
Restructuring	(A	)	526	0.1%	866	0.2%
Amortization of purchased intangibles	(B	)	28,797	5.7%	16,065	4.2%
Stock-based compensation	(C	)	7,789	1.6%	6,798	1.8%
Amortization of acquisition-related inventory step-up	(D	)	8	0.0%	508	0.1%
Acquisition costs	(E	)	4,766	1.0%	2,190	0.5%

Non-GAAP operating income:			$101,734	20.3%	$70,102	18.2%

NON-OPERATING INCOME, NET:
GAAP non-operating income, net:			$479		$2,606
Acquisition loss	(E	)	444		765
Foreign exchange loss associated with acquisition	(F	)	1,578		—

Non-GAAP non-operating income, net:			$2,501		$3,371

				GAAP and Non-GAAP Tax Rate % (H)		GAAP and Non-GAAP Tax Rate % (H)
INCOME TAX PROVISION (BENEFIT):
GAAP income tax provision (benefit):			$10,255	17%	$7,409	16%
Non-GAAP items tax effected:	(G	)	7,464		4,353

Non-GAAP income tax provision (benefit):			$17,719	17%	$11,762	16%

NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.			$50,818		$39,703
Restructuring	(A	)	526		866
Amortization of purchased intangibles	(B	)	28,797		16,065
Stock-based compensation	(C	)	7,789		6,798
Amortization of acquisition-related inventory step-up	(D	)	8		508
Acquisition costs	(E	)	5,210		2,955
Foreign exchange loss associated with acquisition	(F	)	1,578		—
Non-GAAP tax adjustments	(G	)	(7,464)		(4,353)

Non-GAAP net income attributable to Trimble Navigation Ltd.			$87,262		$62,542

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.			$0.40		$0.32
Restructuring	(A	)	—		0.01
Amortization of purchased intangibles	(B	)	0.23		0.13
Stock-based compensation	(C	)	0.06		0.05
Amortization of acquisition-related inventory step-up	(D	)	—		—
Acquisition costs	(E	)	0.04		0.02
Foreign exchange loss associated with acquisition	(F	)	0.01		—
Non-GAAP tax adjustments	(G	)	(0.06)		(0.03)

Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.			$0.68		$0.50

SHARES USED TO COMPUTE DILUTED NET INCOME PER SHARE:
GAAP and Non-GAAP shares used to compute net income per share:			127,760		125,856

OPERATING LEVERAGE:
Increase in non-GAAP operating income			$31,632		$13,048
Increase in revenue			$117,974		$65,278
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)			26.8%		20.0%

			First Quarter of
			2012		2011
(Dollars In thousands, except per share data)				% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:			$40,077	16.1%	$22,779	12.0%
Stock-based compensation	(I	)	2,756	1.1%	2,338	1.2%

Non-GAAP operating income before corporate allocations:			$42,833	17.2%	$25,117	13.2%

Field Solutions
GAAP operating income before corporate allocations:			$62,361	42.3%	$52,505	42.7%
Stock-based compensation	(I	)	643	0.4%	512	0.4%

Non-GAAP operating income before corporate allocations:			$63,004	42.7%	$53,017	43.1%

Mobile Solutions
GAAP operating income (loss) before corporate allocations:			$7,358	9.4%	$(1,334)	(3.0%)
Stock-based compensation	(I	)	793	1.0%	996	2.2%

Non-GAAP operating income (loss) before corporate allocations:			$8,151	10.4%	$(338)	(0.8%)

Advanced Devices
GAAP operating income before corporate allocations:			$3,339	12.1%	$3,863	14.4%
Stock-based compensation	(I	)	632	2.3%	651	2.5%

Non-GAAP operating income before corporate allocations:			$3,971	14.4%	$4,514	16.9%

A.	Restructuring costs. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.
B.	Amortization of purchased intangible assets. Included in our GAAP presentation of gross margin, operating expenses, operating income, and net income is amortization of purchased intangible assets. US GAAP accounting requires that intangible assets are recorded at fair value and amortized over their useful lives. Consequently, the timing and size of our acquisitions will cause our operating results to vary from period to period making a comparison to past performance difficult for investors. This accounting treatment may cause differences when comparing our results to companies that grow internally because the fair value assigned to the intangible assets acquired through acquisition may significantly exceed the equivalent expenses that a company may incur for similar efforts when performed internally. Furthermore, the useful life that we expense our intangible assets over may be substantially different from the time period that an internal growth company incurs and recognizes such expenses. We believe that by excluding purchased intangibles which represents technology and/or customer relationships already developed, it enhances comparability by allowing investors to compare our operations pre-acquisition to those post-acquisitions and to those of our competitors that have pursued internal growth strategies.
C.	Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the first quarters of fiscal 2012 and 2011, stock-based compensation was allocated as follows:

	First Quarter of
	2012	2011
(Dollars in thousands)
Cost of sales	$520	$468
Research and development	1,229	1,096
Sales and Marketing	1,791	1,634
General and administrative	4,249	3,600

	$7,789	$6,798

D.	Amortization of acquisition-related inventory step-up. The purchase accounting entries associated with our business acquisitions require us to record inventory at its fair value, which is sometimes greater than the previous book value of the inventory. Included in our GAAP presentation of cost of sales, the increase in inventory value is amortized to cost of sales over the period that the related product is sold. We exclude inventory step-up amortization from our non-GAAP measures because it is a non-cash expense that we do not believe is indicative of our ongoing operating results. We further believe that excluding this item from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.
E.

Acquisition costs. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs. Included in our GAAP presentation of non-operating income, net, acquisition costs include unusual acquisition related items such as an adjustment to a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), adjustments to the fair value of earn-out liabilities and payments made or received to settle earn-out and holdback disputes. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.
F.	Foreign exchange loss associated with acquisition. This amount represents a loss on a foreign exchange hedge associated with one of our acquisitions. We excluded the foreign exchange loss from our non-GAAP measures because we believe that the exclusion of this item provides investors an enhanced view of the cost structure of our operations and facilitates comparisons with the results of other periods.
G.	Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) – (F) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.
H.	GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.
I.	Stock-based Compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $3.0 million and $2.3 million for the first quarter of fiscal 2012 and 2011, respectively.

Non-GAAP Operating Income

Non-GAAP operating income increased by $31.6 million for the first quarter of fiscal 2012, as compared to the first quarter of 2011. Non-GAAP Operating income as a percentage of total revenue was 20.3% for the first quarter of fiscal 2012, as compared to 18.2% for the first quarter of fiscal 2011. The increase in operating income was primarily driven by higher revenue and associated gross margin in Engineering and Construction and Field Solutions. The increase in operating income percentage for the three month periods was primarily due to increased operating leverage in Field Solutions.

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

Market Interest Rate Risk

There have been no significant changes to our market interest rate risk assessment. Refer to our 2011 Annual Report on Form 10-K on page 53.

Foreign Currency Exchange Rate Risk

We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.

Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our operating expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar and Canadian Dollar. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of fiscal 2012 and fiscal 2011, the impact to operating income was immaterial.

We enter into foreign exchange forward contracts and to minimize the short-term impact of foreign currency fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Indian Rupee, South African Rand, Swedish Krona, Swiss Franc, Euro, and British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign exchange forward contracts for trading purposes. We occasionally enter into foreign exchange forward contracts to hedge the purchase price of some of our larger business acquisitions.

Foreign exchange forward contracts outstanding as of the first quarter of fiscal 2012 and fiscal year end 2011 are summarized as follows (in thousands):

	As of First Quarter of 2012		As of Fiscal Year End 2011
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(47,234)	$125	$(124,358)	$(1,363)
Sold	$68,990	$403	$35,713	$(254)

*	We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

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

ITEM 1A. RISK FACTORS

A description of factors that could materially affect our business, financial condition, or operating results is included under “Risk and Uncertainties” in Item 1A of Part I of our 2011 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes to the risk factor disclosure since our 2011 Annual Report on Form 10-K. The risk factors described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Bylaws of the Company, amended and restated through November 9, 2011. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2012. (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2012. (7)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2012. (7)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2012. (7)

101.INS	XBRL Instance Document. (8)

101.SCH	XBRL Taxonomy Extension Schema Document. (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)

101.DEF	XBRL Taxonomy Extension Label Linkbase Document. (8)

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document. (8)

101.PRE	XBRL Taxonomy Extension Definition Linkbase Document. (8)

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed November 14, 2011.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.
(8)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

DATE: May 8, 2012

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Bylaws of the Company, amended and restated through November 9, 2011. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2012. (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2012. (7)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2012. (7)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2012. (7)

101.INS	XBRL Instance Document. (8)

101.SCH	XBRL Taxonomy Extension Schema Document. (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)

101.DEF	XBRL Taxonomy Extension Label Linkbase Document. (8)

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document. (8)

101.PRE	XBRL Taxonomy Extension Definition Linkbase Document. (8)

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed November 14, 2011.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.
(8)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.