Form 10-Q
period 2012-06-29
TRIMBLE NAVIGATION LTD /CA/
filed 2012-08-07
CIK 864749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-14845

TRIMBLE NAVIGATION LIMITED

(Exact name of registrant as specified in its charter)

California	94-2802192
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

As of August 1, 2012, there were 125,693,020 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED

FORM 10-Q for the Quarter Ended June 29, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Second Quarter of	Fiscal Year End
As of	2012	2011
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$121,937	$154,621
Accounts receivable, net	317,280	275,201
Other receivables	14,116	7,103
Inventories, net	227,948	232,063
Deferred income taxes	44,689	44,632
Other current assets	25,471	19,437

Total current assets	751,441	733,057
Property and equipment, net	73,597	62,724
Goodwill	1,522,485	1,297,692
Other purchased intangible assets, net	526,857	476,791
Other non-current assets	98,582	82,211

Total assets	$2,972,962	$2,652,475

LIABILITIES
Current liabilities:
Current portion of long-term debt	$80,178	$65,918
Accounts payable	103,497	97,956
Accrued compensation and benefits	76,864	73,894
Deferred revenue	134,322	105,066
Accrued warranty expense	16,719	18,444
Other current liabilities	48,076	50,045

Total current liabilities	459,656	411,323
Non-current portion of long-term debt	617,179	498,518
Non-current deferred revenue	17,377	13,113
Deferred income taxes	107,570	95,594
Other non-current liabilities	48,443	45,025

Total liabilities	1,250,225	1,063,573

Commitments and contingencies
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 180,000 shares authorized; 125,680 and 123,663 shares issued and outstanding as of the second quarter of fiscal 2012 and fiscal year end 2011, respectively	944,901	878,514
Retained earnings	784,240	685,639
Accumulated other comprehensive income (loss)	(22,375)	5,140

Total Trimble Navigation Ltd. shareholders’ equity	1,706,766	1,569,293
Noncontrolling interests	15,971	19,609

Total equity	1,722,737	1,588,902

Total liabilities and equity	$2,972,962	$2,652,475

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In thousands, except per share data)	2012	2011	2012	2011
Revenues:
Product	$402,198	$344,183	$800,736	$671,115
Service	63,595	34,252	121,025	67,771
Subscription	51,767	28,734	98,066	52,576

Total revenues	517,560	407,169	$1,019,827	$791,462

Cost of sales:
Product	199,135	166,790	392,179	331,125
Service	21,455	16,320	43,976	30,702
Subscription	15,978	8,616	30,409	15,774
Amortization of purchased intangible assets	13,296	6,709	26,417	13,597

Total cost of sales	249,864	198,435	492,981	391,198

Gross margin	267,696	208,734	526,846	400,264
Operating expenses
Research and development	64,305	46,292	124,540	89,524
Sales and marketing	77,589	63,490	153,613	124,697
General and administrative	49,987	37,157	96,873	70,629
Restructuring charges	1,112	361	1,593	1,128
Amortization of purchased intangible assets	15,782	9,867	31,458	19,044

Total operating expenses	208,775	157,167	408,077	305,022

Operating income	58,921	51,567	118,769	95,242
Non-operating income, net
Interest expense, net	(3,773)	(1,031)	(7,636)	(1,242)
Foreign currency transaction gain (loss), net	196	6,496	(2,017)	6,802
Income from equity method investments, net	7,063	3,418	13,255	6,181
Other income (expense), net	884	(252)	1,247	(504)

Total non-operating income, net	4,370	8,631	4,849	11,237

Income before taxes	63,291	60,198	123,618	106,479
Income tax provision	10,126	6,020	20,381	13,429

Net income	53,165	54,178	103,237	93,050
Less: Net gain (loss) attributable to noncontrolling interests	(527)	500	(1,273)	(331)

Net income attributable to Trimble Navigation Ltd.	$53,692	$53,678	$104,510	$93,381

Basic earnings per share	$0.43	$0.44	$0.84	$0.76

Shares used in calculating basic earnings per share	125,366	122,667	124,868	122,243
Diluted earnings per share	$0.42	$0.43	$0.82	$0.74

Shares used in calculating diluted earnings per share	128,293	126,192	128,026	126,024

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Net income	$53,165	$54,178	$103,237	$93,050
Foreign currency translation adjustments	(51,291)	4,235	(27,571)	24,115
Net unrealized actuarial gain (loss)	94	(3)	56	(85)

Comprehensive income	1,968	58,410	75,722	117,080
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(527)	500	(1,273)	(331)

Comprehensive income attributable to Trimble Navigation Ltd.	$2,495	$57,910	$76,995	$117,411

See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	First Two Quarters of
(Dollars in thousands)	2012	2011
Cash flow from operating activities:
Net income	$103,237	$93,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,300	9,175
Amortization expense	57,875	32,641
Provision for doubtful accounts	1,486	640
Deferred income taxes	381	(4,139)
Stock-based compensation	15,944	13,927
Income from equity method investments, net	(13,255)	(6,181)
Excess tax benefit for stock-based compensation	(15,254)	(10,950)
Provision for excess and obsolete inventories	4,993	4,731
Other non-cash items	(1,851)	2,031
Add decrease (increase) in assets:
Accounts receivable	(38,589)	(30,650)
Other receivables	(6,638)	5,988
Inventories	594	(16,100)
Other current and non-current assets	(8,904)	1,478
Add increase (decrease) in liabilities:
Accounts payable	4,148	8,776
Accrued compensation and benefits	2,270	(5,453)
Deferred revenue	32,117	8,588
Accrued warranty expense	(1,814)	(87)
Other current and non-current liabilities	7,054	3,251

Net cash provided by operating activities	155,094	110,716

Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(337,676)	(91,449)
Acquisitions of property and equipment	(21,308)	(9,322)
Acquisitions of intangible assets	(785)	(566)
Dividends received	221	7,500
Other	79	(624)

Net cash used in investing activities	(359,469)	(94,461)

Cash flow from financing activities:
Issuances of common stock, net	27,162	30,663
Excess tax benefit for stock-based compensation	15,254	10,950
Proceeds from long-term debt and revolving credit lines	436,500	144,225
Payments on long-term debt and revolving credit lines	(304,013)	(177,831)

Net cash provided by financing activities	174,903	8,007

Effect of exchange rate changes on cash and cash equivalents	(3,212)	4,761

Net increase (decrease) in cash and cash equivalents	(32,684)	29,023
Cash and cash equivalents, beginning of period	154,621	220,788

Cash and cash equivalents, end of period	$121,937	$249,811

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

The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2011 was December 30, 2011. The second quarter of fiscal 2012 and 2011 ended on June 29, 2012 and July 1, 2011, respectively. Fiscal 2012 and 2011 are both 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.

The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.

The accompanying financial data as of the second quarter of fiscal 2012 and for the second quarter and the first two quarters of fiscal 2012 and 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2011 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2011. The following discussion should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of the second quarter of fiscal 2012, results of operations for the second quarter and the first two quarters of fiscal 2012 and 2011 and cash flows for the first two quarters of fiscal 2012 and 2011, as applicable, have been made. The results of operations for the second quarter and the first two quarters of fiscal 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions. The Company has evaluated all subsequent events through the date that these financial statements have been filed with the Securities and Exchange Commission.

Beginning in the first quarter of fiscal 2012, the Company has presented revenues and cost of sales separately for products, service and subscriptions. Product revenue includes primarily hardware, software licenses, parts and accessories; service revenue includes primarily hardware and software maintenance and support, training and professional services; subscription revenue includes software as a service (SaaS). The Company has reclassified amounts in the prior year to conform to the current year presentation. None of the changes impacts previously reported consolidated revenue, cost of sales, operating income, or earnings per share.

NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting polices during the first two quarters of fiscal 2012 from those disclosed in the Company’s 2011 Form 10-K.

Recent Accounting Pronouncements

There are no updates to recent accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year end 2011.

NOTE 3. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities

In October 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Stock Repurchase Program”), authorizing the Company to repurchase up to $100.0 million of Trimble’s common stock. No shares of common stock were repurchased during the first two quarters of fiscal 2012 or 2011. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

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

The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the Condensed Consolidated Statements of Income for the second quarter and the first two quarters of fiscal 2012 and 2011.

	Second Quarter of		First Two Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Cost of sales	$458	$502	$978	$970

Research and development	1,477	1,126	2,706	2,222
Sales and marketing	1,837	1,659	3,628	3,293
General and administrative	4,383	3,842	8,632	7,442

Total operating expenses	7,697	6,627	14,966	12,957

Total stock-based compensation expense	$8,155	$7,129	$15,944	$13,927

Fair value of Trimble Options

Stock option expense recognized in the Condensed Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company’s compensation expense for stock options is recognized using the straight-line single option method. The fair values for stock options are estimated on the date of grant using the binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during the second quarter and the first two quarters of fiscal 2012 and 2011, the following weighted average assumptions were used:

	Second Quarter of		First Two Quarters of
	2012	2011	2012	2011
Expected dividend yield	—	—	—	—
Expected stock price volatility	41.2%	43.7%	41.2%	43.6%
Risk free interest rate	0.7%	1.6%	0.7%	1.6%
Expected life of options	4.2 years	4.2 years	4.2 years	4.2 years

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

Expected Life Of Options – The Company’s expected life represents the period that the Company’s stock options are expected to be outstanding and is determined based on historical experience of similar stock options with consideration to the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.

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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible Assets consisted of the following:

	Second Quarter of Fiscal 2012			Fiscal Year End 2011
	Gross			Gross
As of	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$514,288	$(224,274)	$290,014	$437,097	$(193,218)	$243,879
Trade names and trademarks	36,886	(20,814)	16,072	34,563	(18,933)	15,630
Customer relationships	302,923	(113,267)	189,656	280,283	(94,573)	185,710
Distribution rights and other intellectual properties	66,657	(35,542)	31,115	63,498	(31,926)	31,572

	$920,754	$(393,897)	$526,857	$815,441	$(338,650)	$476,791

The estimated future amortization expense of purchased intangible assets as of the second quarter of fiscal 2012 was as follows:

(Dollars in thousands)
2012 (Remaining)	$62,554
2013	119,002
2014	96,942
2015	85,053
2016	68,831
Thereafter	94,475

Total	$526,857

Goodwill

The changes in the carrying amount of goodwill by operating segment for the first two quarters of fiscal 2012 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of fiscal year end 2011	$697,237	$68,268	$508,260	$23,927	$1,297,692
Additions due to acquisitions	217,436	—	19,374	1,078	237,888
Purchase price adjustments	3,086	—	497	—	3,583
Foreign currency translation adjustments	(15,095)	(1,320)	(181)	(82)	(16,678)

Balance as of the first two quarters of 2012	$902,664	$66,948	$527,950	$24,923	$1,522,485

The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in fiscal 2011and the first two quarters of fiscal 2012, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items the fair value of intangible asset and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.

NOTE 5. INVENTORIES

Inventories, net consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2012	2011
(Dollars in thousands)
Raw materials	$80,417	$87,355
Work-in-process	8,636	8,475
Finished goods	138,895	136,233

Total inventories, net	$227,948	$232,063

Deferred costs of revenue are included within finished goods and were $22.0 million as of the second quarter of fiscal 2012 and $22.8 million as of fiscal year end 2011.

NOTE 6 . SEGMENT INFORMATION

The Company is a designer and distributor of positioning solutions enabled by GPS, optical, laser and wireless communications technology. The Company provides products for diverse applications in its targeted markets.

To achieve distribution, marketing, production and technology advantages, the Company manages its operations in the following four segments:

•	Engineering and Construction — Consists of products that provide solutions in a variety of survey, construction, positioning systems and services and geospatial applications.

•	Field Solutions — Consists of products that provide solutions in a variety of agriculture, geographic information systems (GIS) and utilities applications.

•	Mobile Solutions — Consists of products that provide solutions in a variety of field service management, transportation and logistics, forestry and public safety applications.

•

Advanced Devices — The various operations that comprise this segment are aggregated on the basis that no single operation accounts for more than 10% of the Company’s total revenue, operating income and assets. This segment consists of Timing and Embedded GNSS products, Applanix, Defense and Trimble Outdoors Service.

The Company evaluates each of its segment’s performance and allocates resources based on segment operating income before income taxes and some corporate allocations. The Company and each of its segments employ consistent accounting policies.

The following table presents revenue, operating income and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, acquisition costs and restructuring costs. The identifiable assets that the Company’s Chief Operating Decision Maker, its Chief Executive Officer, views by segment are accounts receivable, inventories and goodwill.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total

(Dollars in thousands)
Second quarter of fiscal 2012
Segment revenue	$284,175	$123,371	$81,402	$28,612	$517,560
Operating income	59,473	46,623	5,624	3,913	115,633
Second quarter of fiscal 2011
Segment revenue	$236,668	$104,029	$40,224	$26,248	$407,169
Operating income (loss)	46,987	42,543	(2,684)	2,607	89,453
First two quarters of fiscal 2012
Segment revenue	$533,060	$270,870	$159,785	$56,112	$1,019,827
Operating income	99,550	108,984	12,982	7,252	228,768
First two quarters of fiscal 2011
Segment revenue	$426,702	$227,082	$84,645	$53,033	$791,462
Operating income (loss)	69,766	95,048	(4,018)	6,470	167,266
As of the second quarter of 2012
Accounts receivable	$185,715	$71,268	$42,782	$17,515	$317,280
Inventories	129,874	44,064	35,577	18,433	227,948
Goodwill	902,664	66,948	527,950	24,923	1,522,485
As of fiscal year end 2011
Accounts receivable	$160,218	$63,542	$36,465	$14,976	$275,201
Inventories	128,433	51,756	31,262	20,612	232,063
Goodwill	697,237	68,268	508,260	23,927	1,297,692

A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Second Quarter of		First Two Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Consolidated segment operating income	$115,633	$89,453	$228,768	$167,266
Unallocated corporate expense	(19,819)	(18,006)	(39,543)	(33,889)
Amortization of purchased intangible assets	(29,078)	(16,576)	(57,875)	(32,641)
Acquisition costs	(7,815)	(3,304)	(12,581)	(5,494)

Consolidated operating income	58,921	51,567	118,769	95,242
Non-operating income, net	4,370	8,631	4,849	11,237

Consolidated income before taxes	$63,291	$60,198	$123,618	$106,479

Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and restructuring costs.

NOTE 7. DEBT, COMMITMENTS AND CONTINGENCIES

Debt consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2012	2011
(Dollars in thousands)
Credit Facilities:
Term loan	$375,000	$385,000
Revolving credit facility	320,000	177,300
Promissory notes and other debt	2,357	2,136

Total debt	697,357	564,436
Less current portion of long-term debt	80,178	65,918

Non-current portion	$617,179	$498,518

Credit Facilities

On May 6, 2011, the Company entered into a credit agreement with a group of lenders (the “2011 Credit Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the 2011 Credit Facility, the revolving loan facility may be increased by up to $300.0 million in the aggregate and the term loan facility may no longer be increased. Additionally, on July 14, 2011, the Company entered into a $50 million uncommitted revolving loan facility (the “2011 Uncommitted Facility”), which is callable by the bank at any time and has no covenants. On January 27, 2012, the facility was increased to $75 million. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company.

As of the second quarter of fiscal 2012, total debt was comprised primarily of a term loan of $375.0 million and a revolving credit line of $267.0 million under the 2011 Credit Facility and a revolving credit line of $53.0 million under the 2011 Uncommitted Facility. Of the total outstanding balance, $350.0 million of the term loan and the $267.0 million revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet.

The funds available under the 2011 Credit Facility may be used for general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2011 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on May 6, 2016, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on the Company’s leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made at April 1, 2016. On an annualized basis, the amortization of the term loan is as follows: 5%, 5%, 10%, 10% and 70% for years one through five respectively. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.

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

The 2011 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2011 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company’s ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2011 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2011 Credit Facility) to (b) interest expenses for the most recently ended period of four fiscal quarters of not less than 3.5 to 1. The Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness to (y) EBITDA (as defined in the 2011 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3 to 1; provided, that on the completion of a material acquisition, the Company may increase the ratio by 0.25 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters.

The Company was in compliance with these restrictive covenants as of the second quarter of fiscal 2012.

The 2011 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company’s obligations under the 2011 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.

Promissory Notes and Other Debt

As of the second quarter of fiscal 2012 and fiscal year end 2011, the Company had promissory notes and other debt totaling approximately $2.4 million and $2.1 million, respectively, of which $0.2 million was classified as long-term in the Condensed Consolidated Balance Sheet for both periods. Outstanding notes payable of $2.0 million represented most of this balance and consisted primarily of notes payable to noncontrolling interest holders. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification.

Leases and Other Commitments

The estimated future minimum operating lease commitments as of the second quarter of fiscal 2012 are as follows (dollars in thousands):

2012 (Remaining)	$13,056
2013	18,447
2014	14,996
2015	12,737
2016	8,117
Thereafter	11,178

Total	$78,531

Additionally, the Company has potential obligations related to previous acquisitions. As of the second quarter of fiscal 2012, the Company had $5.1 million of holdbacks, which are included in Other current liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheets. Further, certain acquisitions include additional earn-out cash payments based on future revenue or gross margin derived from existing products and other product milestones. As of the second quarter of fiscal 2012, the Company had $4.8 million included in Other current liabilities and Other non-current liabilities related to these earn-outs, representing the fair value of the contingent consideration. Additional potential earn-out cash payments in excess of that recorded on the Company’s Condensed Consolidated Balance Sheet was $8.8 million as of the second quarter of fiscal 2012. The remaining earn-outs and holdbacks are payable through 2016.

As of the second quarter of fiscal 2012, the Company had unconditional purchase obligations of approximately $86.1 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.

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

	Fair Values as of the Second Quarter of Fiscal 2012				Fair Values as of Fiscal Year End 2011
(Dollars in thousands)	Level I	Level II	Level III	Total	Level I	Level II	Level III	T otal
Assets
Money market funds(1)	$3	$—	$—	$3	$3	$—	$—	$3
Deferred compensation plan assets (2)	11,568	—	—	11,568	10,534	—	—	10,534
Derivative assets (3)	—	375	—	375	—	351	—	351

Total	$11,571	$375	$—	$11,946	$10,537	$351	$—	$10,888

Liabilities
Deferred compensation plan liabilities (2)	$11,568	$—	$—	$11,568	$10,534	$—	$—	$10,534
Derivative liabilities (3)	—	227	—	227	—	1,968	—	1,968
Contingent consideration liabilities (4)	—	—	4,839	4,839	—	—	4,967	4,967

Total	$11,568	$227	$4,839	$16,634	$10,534	$1,968	$4,967	$17,469

(1)	These investments are highly liquid investments in money market funds. The fair values are determined using observable quoted prices in active markets. Money market funds are included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.
(2)	The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.
(3)	Derivative assets and liabilities included in Level II primarily represent forward currency exchange contracts. The Company typically enters into these contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and inter-company receivables and payables. The derivatives are not designated as hedging instruments. The fair values are determined using inputs based on observable quoted prices. Derivative assets and liabilities are included in Other current assets and Other current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.
(4)	The Company has nine contingent consideration arrangements that require it to pay the former owners of certain companies it acquired. The undiscounted maximum payment under all nine arrangements is $13.6 million based on future revenues, gross margins or operating income over a 3 year period. The Company estimated the fair value of these liabilities using the expected cash flow approach with inputs being probability-weighted revenue, gross margin or operating income projections, as the case may be, and discount rates ranging from 0.00% to 3.5% for the first two quarters of fiscal 2012 and 0.06% to 3.5% for fiscal year end 2011. As of the second quarter of fiscal 2012 and fiscal year end 2011, of the total contingent consideration liability, $4.5 million was included in Other current liabilities for both periods, and $0.3 million and $0.5 million was included in Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

Additional Fair Value Information

The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
As of	Second Quarter of Fiscal 2012		Fiscal Year End of 2011
(Dollars in thousands)
Assets:
Cash and cash equivalents	$121,937	$121,937	$154,621	$154,621
Forward foreign currency exchange contracts	375	375	351	351
Liabilities:
Credit facility	$695,000	$695,000	$562,300	$562,300
Forward foreign currency exchange contracts	227	227	1,968	1,968
Promissory note and other	2,357	2,357	2,136	2,136

The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.

NOTE 9. PRODUCT WARRANTIES

The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs and costs incurred by third parties performing work on the Company’s behalf. The Company’s expected future costs are primarily estimated based upon historical trends in the volume of product returns within the warranty period and the costs to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to three years.

While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.

Changes in the Company’s product warranty liability during the first two quarters of fiscal 2012 are as follows:

(Dollars in thousands)
Balance as of fiscal year end 2011	$18,444
Accruals for warranties issued	9,718
Changes in estimates	918
Warranty settlements (in cash or in kind)	(12,361)

Balance as of the second quarter of fiscal 2012	$16,719

NOTE 10. EARNINGS PER SHARE

The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Second Quarter of		First Two Quarters of
	2012	2011	2012	2011
(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$53,692	$53,678	$104,510	$93,381

Denominator:
Weighted average number of common shares used in basic earnings per share	125,366	122,667	124,868	122,243
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	2,927	3,525	3,158	3,781

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	128,293	126,192	128,026	126,024

Basic earnings per share	$0.43	$0.44	$0.84	$0.76

Diluted earnings per share	$0.42	$0.43	$0.82	$0.74

For the second quarter of fiscal 2012 and 2011 the Company excluded 2.3 million shares and 1.6 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. For the first two quarters of fiscal 2012 and 2011 the Company excluded 2.1 million shares and 1.2 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. These shares were excluded because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

NOTE 11. INCOME TAXES

In the second quarter of fiscal 2012, the Company’s effective income tax rate was 16% as compared to 10% in the corresponding period in 2011, primarily due to geographic mix of pretax income, the expiration of federal R&D credit and the closure of the 2008 and 2009 IRS examination which resulted in a net benefit of $2.3 million in the second quarter of fiscal 2011. In the first two quarters of fiscal 2012, the Company’s effective income tax rate was 16% as compared to 13% in the corresponding period in 2011, primarily due to the same reasons mentioned above.

The 2012 second quarter effective tax rate is lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of pre-tax income. The 2011 second quarter effective tax rate is lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of pre-tax income and the closure of the 2008 and 2009 IRS examination.

The Company and its subsidiaries are subject to U.S. federal and state, and foreign income tax. The Company has substantially concluded all U.S. federal income tax audits for years through 2009 with the exception of acquired companies. State income tax matters have been concluded for years through 2005 and non-U.S. income tax matters have been concluded for years through 2000. The Company is currently in various stages of multiple year examinations by federal, state and foreign taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.

The unrecognized tax benefits of $31.4 million and $28.7 million as of the second quarter of fiscal 2012 and fiscal year end 2011, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s unrecognized tax benefit liabilities include interest and penalties as of the second quarter of fiscal 2012 and fiscal year end 2011, of $3.1 million and $2.7 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U. S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, inventories, investments, intangible assets, stock-based compensation, income taxes, warranty obligations, restructuring costs, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expense and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s significant accounting polices during the first two quarters of fiscal 2012 from those disclosed in the Company’s 2011 Form 10-K.

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

Solutions targeted at the end-user make up a significant majority of our revenue. To create compelling products, we must attain an understanding of the end-users’ needs and work flow, and how location-based technology can enable that end-user to work faster, more efficiently and more accurately. We use this knowledge to create highly innovative products that change the way work is done by the end-user. With the exception of our Mobile Solutions and Advanced Devices segments, our products are generally sold through a dealer channel, and it is crucial that we maintain a proficient, global, third-party distribution channel.

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

In our Engineering and Construction segment, we introduced three new solutions for heavy civil construction professionals: the Trimble Connected Office, the Trimble Connected Controller and the Trimble Connected Machine. When used together to create the Trimble Connected Site solution, customers can realize improvements in the efficiency of construction projects. We also announced the availability of an innovative new system configuration for the affordable and easy-to-use GCSFlex Grade Control System. The addition of GPS guidance extends the system’s functionality and allows a contractor to work faster and with more freedom than other traditional laser-referenced grade control systems for excavators. We also released VisionLink version 2.4 which integrates site productivity data, fleet and asset management and materials and volumes movement information using 2D Project Monitoring. In addition, VisionLink Mobile takes the power of VisionLink to the field, giving contractors the ability to view productivity data on mobile devices.

In our Field Solutions segment, we introduced the next generation of Trimble GPS Pathfinder family—the Trimble Pro 6H and Pro 6T receivers for GIS and mobile mapping. The Trimble Pro series with advanced features allows mobile workers to configure a solution for a wide range of applications, delivering flexibility in professional GIS data collection with new streamlined form-factor and providing dramatic productivity improvements in difficult GNSS environments with Trimble Floodlight technology.

In our Mobile Solutions segment, we announced our partnership with Babcock, UK’s leading engineering support services organization, which manages the fleet of approximately 14,000 administrative vehicles for the UK Ministry of Defense. As part of a four-year agreement, Babcock will use Trimble’s field service management solutions to equip the ministry with innovative tools to more efficiently manage its fleet utilization, fuel consumption and driver safety.

All of these products and initiatives strengthened our competitive position and created new value for our customers.

Extending our position in new and existing markets through new product categories

* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to new and existing users.

In our Engineering and Construction segment, our acquisition of Google’s Sketchup 3D modeling platform allows us to enhance our office to field platform. The SketchUp product and its vision of “3D modeling for everyone” has allowed modelers worldwide, across a wide range of industries, to express design concepts easily, accurately and efficiently. SketchUp and its 3D Warehouse provide an important element of our long term strategy by enhancing the integration of our field presence with the wider enterprise. This has already created a standard for field data models and project management tools for our key markets. SketchUp, together with these existing capabilities, will provide a stand-alone and enterprise solution that will enable an integrated and seamless workflow to reduce rework and improve productivity for the customer. Users will be able to collect data, design, model and collaborate on one platform. The combined capability will enhance our ability to extend our existing market applications including the cadastral, heavy civil and building and construction industries. In addition, the SketchUp platform will enable Trimble, third-party developers and our distribution partners to efficiently develop new applications

Additionally, within Engineering and Construction, our acquisition of Gatewing, a provider of lightweight unmanned aerial vehicles for photogrammetry and rapid terrain mapping applications broadens Trimble’s industry-leading platforms for surveying solutions; and will provide users with the ability to create orthophotos and Digital Surface Models from aerial imagery for mid-sized areas previously only accessible at higher costs and with longer planning cycles.

In our Mobile Solutions segment, our acquisition of GEOTrac Systems Inc. of Calgary, a leading provider of wireless fleet management and worker safety solutions for the oil and gas industry, further extends PeopleNet’s industry-leading transportation solutions to address the North American oil and gas industry.

Bringing existing technology to new markets

* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. New initiatives are focused in emerging markets in Africa, China, India, the Middle-East and Russia. We continue to expand our network of SITECH Technology Dealers during the quarter by adding new dealerships to serve geographic markets such as South Korea, Belgium and Luxemburg. These dealers represent the Trimble and Caterpillar machine control systems for the contractor’s entire fleet of heavy equipment regardless of machine brand. Furthermore, we announced the opening of our new office in Ghana which will focus on expanding and enhancing Trimble’s collaboration with regional stakeholders including local distribution partners.

In our Field Solutions segment, we announced the availability of our high-accuracy, satellite-delivered CenterPoint™ RTX™ correction service for farmers in Latin America. This further extends our current broad portfolio of correction services which also includes OmniSTAR VBS, HP, XP and G2 and Trimble CenterPoint VRS.

In our Mobile Solutions segment, we announced that Maruti Suzuki India Limited, a large automobile manufacturer in India, is deploying the Trimble trako Visual Cargo solution in outbound logistics trucks that transport new cars from the factory to Maruti Suzuki dealers across India. The Trimble solution will provide better visibility into the transport logistics to streamline business operations, improve efficiencies and safety, control costs and meet delivery timelines.

RECENT BUSINESS DEVELOPMENTS

The following companies were acquired during the twelve months ended June 29, 2012 and are combined in our results of operations since the date of acquisition:

GEOTrac Systems Inc.

On June 8, 2012, we acquired privately-held GEOTrac Systems Inc. of Calgary, Canada, a leading provider of wireless fleet management and worker safety solutions for the oil and gas industry. GEOTrac Systems Inc.’s performance is reported under our Mobile Solutions business segment.

SketchUp

On June 1, 2012, we acquired SketchUp®, a popular 3D modeling platform, and related assets from Google Inc. SketchUp’s performance is reported under our Engineering and Construction business segment.

Gatewing

On April 5, 2012, we acquired privately-held Gatewing of Gent, Belgium, a provider of lightweight unmanned aerial vehicles for photogrammetry and rapid terrain mapping applications. Gatewing’s performance is reported under our Engineering and Construction business segment.

Plancal

On January 12, 2012, we acquired privately-held Plancal of Horgen, Switzerland, a leading 3D CAD/CAE and ERP software provider for the mechanical, electrical and plumbing and heating, ventilation and air conditioning industries in western Europe. Plancal’s performance is reported under our Engineering and Construction business segment.

StruCad

On January 11, 2012, we acquired the StruCad and StruEngineer business from AceCad Software based in Derby, UK to expand our construction solutions. The addition of the software products is expected to extend Tekla’s building information modeling solutions for structural steel contractors to automate project estimating and management, modeling and detailing. StruCad’s performance is reported under our Engineering and Construction business segment.

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

Tekla Corporation

On July 8, 2011, we acquired Tekla Corporation, headquartered in Espoo, Finland, and its subsidiaries. Tekla is a leading provider of building information modeling software and offers model driven solutions for customers in the infrastructure and energy industries (in particular energy distribution, public administration and civil engineering and utilities). Tekla’s building and construction performance is reported under our Engineering and Construction business segment and Tekla’s infrastructure and energy performance is reported under our Field Solutions business segment.

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

	Second Quarter of		First Two Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Revenues:
Product	$402,198	$344,183	$800,736	$671,115
Service	63,595	34,252	121,025	67,771
Subscription	51,767	28,734	98,066	52,576

Total revenues	517,560	407,169	1,019,827	791,462

Gross margin	$267,696	$208,734	$526,846	$400,264
Gross margin %	51.7%	51.3%	51.7%	50.6%
Operating income	$58,921	$51,567	$118,769	$95,242
Operating income %	11.4%	12.7%	11.6%	12.0%

Revenue

Beginning in the first quarter of fiscal 2012, we have presented revenue separately for products, services and subscriptions. Prior year amounts have been reclassified to conform to the current year presentation. In the second quarter of fiscal 2012, total revenue increased by $110.4 million or 27%, as compared to the second quarter of fiscal 2011. Of this increase, product revenue increased $58.0 million, or 17%, service revenue increased $29.3 million, or 86%, and subscription revenue increased $23.0 million, or 80%. In the first two quarters of fiscal 2012, total revenue increased by $228.4 million or 29%, as compared to the first two quarters of fiscal 2011. Of this increase, product revenue increased $129.6 million, or 19%, service revenue increased $53.3 million, or 79%, and subscription revenue increased $45.5 million, or 87%. The product revenue increase during both the second quarter of fiscal 2012 and the first two quarters of 2012 compared with the corresponding periods of fiscal 2011 was driven by organic growth and the Tekla and PeopleNet acquisitions not applicable in the prior periods. The increase in service revenue was primarily due to organic growth and the Tekla acquisition not applicable in the prior periods. Subscription revenue increased primarily due to the PeopleNet acquisition not applicable in the prior periods and to a lesser extent, organic growth.

On a segment basis, Engineering and Construction revenue for the second quarter of fiscal 2012 increased $47.5 million, or 20%, Field Solutions increased $19.3 million, or 19%, Mobile Solutions increased $41.2 million or 102%, and Advanced Devices increased $2.4 million or 9%, as compared to the second quarter of fiscal 2011. Engineering and Construction revenue for the first two quarters of fiscal 2012 increased $106.4 million, or 25%, Field Solutions increased $43.8 million, or 19%, Mobile Solutions increased $75.1 million or 89%, and Advanced Devices increased $3.1 million or 6%, as compared to the corresponding period of fiscal 2011. Revenue growth within Engineering and Construction was driven by strong organic growth due to expanded distribution and acquisitions, including Tekla, not applicable in the prior period. Sales were strong for heavy and highway products. The growth within Engineering and Construction was partially offset by the negative impact of foreign currency exchange rates. Field Solutions revenue increased primarily due to continued strength in the Agriculture market and to a lesser extent, acquisitions. Mobile Solutions revenue increased primarily due to the PeopleNet acquisition not applicable in the prior period and to a lesser extent, growth within the existing business. Advanced Devices revenue increased primarily due to strong sales of timing devices.

Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.

Gross margin increased by $59.0 million for the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011, and increased by $126.6 million for the first two quarters of fiscal 2012, as compared to the first two quarters of fiscal 2011. The increases in both periods were primarily due to increased sales in Engineering and Construction, Field Solutions and Mobile Solutions. Gross margin as a percentage of total revenue for the second quarter of fiscal 2012 was 51.7%, as compared to 51.3% for the second quarter of fiscal 2011, and was 51.7% for the first two quarters of fiscal 2012, as compared to 50.6% for the first two quarters of fiscal 2011. The increase in both periods was primarily due to an increase in sales of higher margin products, primarily software and subscription revenue, which were partially offset by higher amortization of purchased intangible assets.

Operating Income

Operating income increased by $7.4 million for the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011, and increased by $23.5 million for the first two quarters of fiscal 2012, as compared to the first two quarters of fiscal 2011. Operating income as a percentage of total revenue was 11.4% for the second quarter of fiscal 2012, as compared to 12.7% for the second quarter of fiscal 2011, and was 11.6% for the first two quarters of fiscal 2012, as compared to 12.0% for the first two quarters of fiscal 2011. The increase in operating income in both periods was primarily driven by higher revenue and gross margin expansion, partially offset by higher amortization of purchased intangible assets. The decrease in operating income percentage was primarily driven by higher amortization of purchased intangible assets, offset by higher revenue and gross margin expansion.

Results by Segment

To achieve distribution, marketing, production and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions and Advanced Devices. Operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, amortization of inventory step-up charges, acquisition costs and restructuring costs.

The following table is a summary of revenue and operating income by segment:

	Second Quarter of		First Two Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Engineering and Construction
Revenue	$284,175	$236,668	$533,060	$426,702
Segment revenue as a percent of total revenue	55%	58%	51%	53%
Operating income	$59,473	$46,987	$99,550	$69,766
Operating income as a percent of segment revenue	21%	20%	19%	16%
Field Solutions
Revenue	$123,371	$104,029	$270,870	$227,082
Segment revenue as a percent of total revenue	24%	26%	27%	29%
Operating income	$46,623	$42,543	$108,984	$95,048
Operating income as a percent of segment revenue	38%	41%	40%	42%
Mobile Solutions
Revenue	$81,402	$40,224	$159,785	$84,645
Segment revenue as a percent of total revenue	16%	10%	16%	11%
Operating income (loss)	$5,624	($2,684)	$12,982	($4,018)
Operating income (loss) as a percent of segment revenue	7%	(7%)	8%	(5%)
Advanced Devices
Revenue	$28,612	$26,248	$56,112	$53,033
Segment revenue as a percent of total revenue	5%	6%	6%	7%
Operating income	$3,913	$2,607	$7,252	$6,470
Operating income as a percent of segment revenue	14%	10%	13%	12%

A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Second Quarter of		First Two Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Consolidated segment operating income	$115,633	$89,453	$228,768	$167,266
Unallocated corporate expense	(19,819)	(18,006)	(39,543)	(33,889)
Amortization of purchased intangible assets	(29,078)	(16,576)	(57,875)	(32,641)
Acquisition costs	(7,815)	(3,304)	(12,581)	(5,494)

Consolidated operating income	58,921	51,567	118,769	95,242
Non-operating income, net	4,370	8,631	4,849	11,237

Consolidated income before taxes	$63,291	$60,198	$123,618	$106,479

Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges and restructuring costs.

Engineering and Construction

Engineering and Construction revenue increased by $47.5 million or 20% and $106.4 million or 25% for the second quarter and the first two quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011. Segment operating income increased $12.5 million or 27% and $29.8 million or 43% for the second and the first two quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011.

The revenue increase for both the second quarter and the first two quarters of fiscal 2012 was primarily driven by strong organic growth due to expanded distribution and improved end user markets and acquisitions, including Tekla, not applicable in the prior year. These improvements were delivered in spite of weak commercial and residential construction markets and a generally negative environment in Europe. Sales were particularly robust for heavy and highway products. The growth within Engineering and Construction was partially offset by the negative impact of foreign currency exchange rates. Segment operating income increased primarily due to higher revenue, improved gross margin and increased operating leverage.

Field Solutions

Field Solutions revenue increased by $19.3 million or 19% and $43.8 million or 19% for the second quarter and the first two quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011. Segment operating income increased by $4.1 million or 10% and $13.9 million or 15% for the second quarter and the first two quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011.

The revenue growth for both the second quarter and the first two quarters of fiscal 2012 was primarily due to continued strength in most products and markets, with contributions from Agriculture, and to a lesser extent, acquisitions not applicable in the prior year. The strength of our Agriculture sales held up despite severe drought conditions in North America. While North America continued to produce credible year over year growth, there were stronger growth rates in South America, Russia and China. The strong performance from these regions as well as the diverse product portfolio, mitigated the exposure to the effects of the drought may have had on North American demand. Segment operating income increased primarily due to higher revenue and associated higher gross margin.

Mobile Solutions

Mobile Solutions revenue increased by $41.2 million or 102% and $75.1 million or 89% for the second quarter and the first two quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011. Segment operating income increased by $8.3 million or 310% and $17.0 million or 423% for the second quarter and the first two quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011.

The revenue and operating income increase for both the second quarter and the first two quarters of fiscal 2012 was primarily due to the PeopleNet acquisition not applicable in the prior year and to a lesser extent, growth within the existing business due to the redirection of the products toward vertical markets which allowed for competitive differentiation and a higher value proposition.

Advanced Devices

Advanced Devices revenue increased by $2.4 million or 9% and $3.1 million or 6% for the second quarter and the first two quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011. Segment operating income increased by $1.3 million or 50% and $0.8 million or 12% for the second quarter and the first two quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011.

The increase in revenue and operating income for both the second quarter and the first two quarters of fiscal 2012 was driven to increased sales of timing devices.

Research and Development, Sales and Marketing and General and Administrative Expense

Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Second Quarter of		First Two Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Research and development	64,305	46,292	124,540	89,524
Percentage of revenue	12%	11%	12%	11%
Sales and marketing	77,589	63,490	153,613	124,697
Percentage of revenue	15%	16%	15%	16%
General and administrative	49,987	37,157	96,873	70,629
Percentage of revenue	10%	9%	10%	9%

Total	191,881	146,939	375,026	284,850

Percentage of revenue	37%	36%	37%	36%

Overall, R&D, S&M and G&A expense increased by approximately $44.9 million and $90.2 million for the second quarter and the first two quarters of fiscal 2012, as compared to the same corresponding periods of fiscal 2011.

Research and development expense increased by $18.0 million and $35.0 million for the second quarter and the first two quarters of fiscal 2012, respectively, as compared to the same corresponding periods of fiscal 2011. The cost of software developed for external sale subsequent to reaching technical feasibility were not considered material and were expensed as incurred. Research and development spending overall was at approximately 12% of revenue in both the second quarter and first two quarters of fiscal 2012, as compared to 11% in the same corresponding periods of fiscal 2011.

The increase in R&D expense in the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011 was primarily due to the inclusion of expense of $13.2 million from acquisitions not applicable in the second quarter of fiscal 2011, a $3.2 million increase in compensation related expense due to headcount increases, and a $3.3 million increase in other expense, partially offset by a $1.7 million decrease due to favorable foreign currency exchange rates.

The increase in R&D expense in the first two quarters of fiscal 2012, as compared to the same corresponding period in fiscal 2011 was primarily due to the inclusion of expense of $26.2 million from acquisitions not applicable in the prior corresponding period, a $5.0 million increase in engineering costs associated with new product roll-outs, a $5.4 million increase in compensation related expense, and a $0.6 million increase in other expense, partially offset by a $2.2 million decrease due to favorable foreign currency exchange rates.

* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.

Sales and marketing expense increased by $14.1 million and $28.9 million for the second quarter and the first two quarters of fiscal 2012, respectively, as compared to the same corresponding periods of fiscal 2011. Sales and marketing spending overall was at approximately 15% of revenue in both the second quarter and first two quarters of fiscal 2012, as compared to 16% in the same corresponding periods of fiscal 2011.

The increase in S&M expense in the second quarter of fiscal 2012, as compared to the corresponding period of fiscal 2011 was primarily due to the inclusion of expense of $12.4 million from acquisitions not applicable in the prior period, a $3.2 million increase in compensation related expense and a $0.7 million expense increase in other expense, partially offset by a $2.2 million decrease due to favorable foreign currency exchange rates.

The increase in S&M expense in the first two quarters of fiscal 2012, as compared to the corresponding period of fiscal 2011 was primarily due to the inclusion of expense of $25.1 million from acquisitions not applicable in the prior period, a $7.1 million increase in compensation related expense, partially offset by a $2.8 million decrease due to favorable foreign currency exchange rates and a $0.5 million decrease in other expense.

* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $12.8 million and $26.2 million for the second quarter and the first two quarters of fiscal 2012, respectively, as compared to the same corresponding periods of fiscal 2011. General and administrative spending overall was at approximately 10% of revenue in both the second quarter and first two quarters of fiscal 2012, as compared to 9% in the same corresponding periods of fiscal 2011.

The increase in G&A expenses in the second quarter of fiscal 2012, as compared to the corresponding period in fiscal 2011 was primarily due the inclusion of expense of $8.8 million from acquisitions not applicable in the prior year, a $2.7 million increase in compensation related expense, a $0.4 million increase in tax, legal and consulting expense and a $1.8 million increase in other expense, partially offset by a $0.9 million decrease due to favorable foreign currency exchange rates.

The increase in G&A expense in the first two quarters of fiscal 2012, as compared to the corresponding period in fiscal 2011 was primarily due the inclusion of expense of $17.4 million from acquisitions not applicable in the prior year, a $6.1 million increase in compensation related expense, a $2.0 million increase in tax, legal and consulting expense and a $1.7 million increase in other expense, partially offset by a $1.0 million decrease due to favorable foreign currency exchange rates.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was $29.1 million in the second quarter of fiscal 2012, as compared to $16.6 million in the second quarter of fiscal 2011. Of the total $29.1 million in the second quarter of fiscal 2012, $15.8 million is presented as a separate line within Operating expense and $13.3 million is presented as a separate line within Cost of sales on our Condensed Consolidated Statements of Income. The increase was due to acquisitions not included in the second quarter of fiscal 2011. As of the second quarter of fiscal 2012, future amortization of intangible assets is expected to be $62.6 million during the remaining two quarters of fiscal 2012, $119.0 million during 2013, $96.9 million during 2014, $85.1 million during 2015, $68.8 million during 2016 and $94.5 million thereafter.

Non-operating Income, Net

The components of non-operating income, net, were as follows:

	Second Quarter of		First Two Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Interest expense, net	(3,773)	(1,031)	(7,636)	(1,242)
Foreign currency transaction gain (loss)	196	6,496	(2,017)	6,802
Income from equity method investments, net	7,063	3,418	13,255	6,181
Other income (expense), net	884	(252)	1,247	(504)

Total non-operating income, net	$4,370	$8,631	$4,849	$11,237

Non-operating income, net decreased $4.3 million and $6.4 million for the second quarter and the first two quarters of fiscal 2012, respectively, as compared to the corresponding periods in fiscal 2011. The decrease was primarily due to a gain on a hedge associated with the purchase of Tekla in the second quarter of fiscal 2011, an increase in interest expense due to an increase in debt associated with acquisitions, partially offset by higher profitability from joint ventures.

Income Tax Provision

Our effective income tax rate for the second quarter of fiscal 2012 was 16%, as compared to 10% for the second quarter of fiscal 2011 primarily due to geographic mix of pretax income, the expiration of federal R&D credit and the closure of the 2008 and 2009 IRS examination which resulted in a net benefit of $2.3 million in the second quarter of fiscal 2011. In the first two quarters of fiscal 2012, our effective income tax rate was 16% as compared to 13% in the corresponding period in 2011, primarily due to the same reasons mentioned above.

The 2012 second quarter effective tax rate is lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of pre-tax income. The 2011 second quarter effective tax rate is lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of pre-tax income and the closure of the 2008 and 2009 IRS examination.

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

In the normal course of business to facilitate sales of its products, we indemnify other parties, including customers, lessors and parties to other transactions with us, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the second quarter of fiscal 2012 and fiscal year end 2011.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter of	Fiscal Year End
As of	2012	2011
(Dollars in thousands)
Cash and cash equivalents	$121,937	$154,621
Total debt	697,357	564,436

	First Two Quarters of
	2012	2011
(Dollars in thousands)
Cash provided by operating activities	$155,094	$110,716
Cash used in investing activities	(359,469)	(94,461)
Cash provided by financing activities	174,903	8,007
Effect of exchange rate changes on cash and cash equivalents	(3,212)	4,761

Net increase (decrease) in cash and cash equivalents	$(32,684)	$29,023

Cash and Cash Equivalents

As of the second quarter of fiscal 2012, cash and cash equivalents totaled $121.9 million as compared to $154.6 million as of fiscal year end 2011. Debt was $697.4 million as of the second quarter of fiscal 2012, as compared to $564.4 million as of fiscal year end 2011.

* Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.

*We believe that our cash and cash equivalents, together with borrowings under our 2011 Credit Facility as described below under the heading “Debt”, will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures and stock purchases under the stock repurchase program for at least the next twelve months.

* We anticipate that planned capital expenditures primarily for the building of a facility in Westminster, Colorado which began in 2012, as well as computer equipment, software, manufacturing tools and test equipment and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.

Operating Activities

Cash provided by operating activities was $155.1 million for the first two quarters of fiscal 2012, as compared to $110.7 million for the first two quarters of fiscal 2011. This increase of $44.4 million was primarily driven by an increase in net income before non-cash depreciation and amortization primarily attributable to Engineering and Construction, Field Solutions and Mobile Solutions increased revenue, as well as an increase in deferred revenue.

Investing Activities

Cash used in investing activities was $359.5 million for the first two quarters of fiscal 2012, as compared to $94.5 million for the first two quarters of fiscal 2011. The increase of $265.0 million was due to higher cash requirements for business acquisitions.

Financing Activities

Cash provided by financing activities was $174.9 million for the first two quarters of fiscal 2012, as compared to cash used of $8.0 million for the first two quarters of fiscal 2011. The increase of $166.9 million was primarily due to an increase in proceeds from credit facilities for business acquisitions net of repayments in the first two quarters of fiscal 2012.

Accounts Receivable and Inventory Metrics

	Second Quarter of	Fiscal Year End
As of	2012	2011
Accounts receivable days sales outstanding	56	58
Inventory turns per year	3.9	3.8

Accounts receivable days sales outstanding were 56 days as of the end of the second quarter of fiscal 2012, as compared to 58 days as of the end of fiscal year 2011. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 3.9 as of the end of the second quarter of fiscal 2012, as compared to 3.8 as of the end of fiscal year 2011. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.

Repatriation of Foreign Earnings and Income Taxes

* A significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, and it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2011 Credit Facility or the tax costs of remitting foreign earnings back to the U.S.

Debt

On May 6, 2011, we entered into a credit agreement with a group of lenders (the “2011 Credit Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the 2011 Credit Facility, the revolving loan facility may be increased by up to $300.0 million in the aggregate, and the term loan facility may no longer be increased. Additionally, on July 14, 2011, we entered into a $50 million uncommitted revolving loan facility (the “2011 Uncommitted Facility”), which is callable by the bank at any time and has no covenants. On January 27, 2012, the facility was increased to $75 million. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR, or the bank’s cost of funds or as otherwise agreed upon by the bank and us.

As of the second quarter of 2012, our total debt was comprised primarily of a term loan of $375.0 million and a revolving credit line of $267.0 million under the 2011 Credit Facility and a revolving credit line of $53.0 million under the 2011 Uncommitted Facility. Of the total outstanding balance, $350.0 million of the term loan and $267.0 million of the revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet. As of the second quarter of 2012 and fiscal year end 2011, we had promissory notes and other debt totaling approximately $2.4 million and $2.1 million, respectively, of which $0.2 million was classified as long-term in the Condensed Consolidated Balance Sheet for both periods. Outstanding notes payable of $2.0 million represented most of this balance and consisted primarily of notes payable to noncontrolling interest holders. The notes bear interest at 6% and have undefined payment terms, but are callable with a six month notification.

The funds available under the 2011 Credit Facility may be used for general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2011 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on May 6, 2016, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made at April 1, 2016. On an annualized basis, the amortization of the term loan is as follows: 5%, 5%, 10%, 10% and 70% for years one through five respectively. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.

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

The 2011 Credit Facility contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2011 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2011 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2011 Credit Facility) to (b) interest expenses for the most recently ended period of four fiscal quarters of not less than 3.5 to 1. We must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness to (y) EBITDA (as defined in the 2011 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3 to 1; provided, that on the completion of a material acquisition, we may increase the ratio by 0.25 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters.

We were in compliance with these restrictive covenants as of the second quarter of 2012.

The 2011 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2011 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.

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

Non-GAAP operating expenses

We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangible assets, stock-based compensation and acquisition costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs and acquisition bonus payments from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.

Non-GAAP operating income

We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin and spending. Non-GAAP operating income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up and acquisition costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs and acquisition bonus payments. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.

Non-GAAP non-operating income, net

We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income, net excludes acquisition (gains) losses associated with unusual acquisition related items such as an adjustment to a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), adjustments to the fair value of earn-out liabilities and payments made or received to settle earn-out and holdback disputes. These costs are specific to particular acquisitions and vary significantly in amount and timing. Non-GAAP non-operating income, net also excludes the write-off of debt issuance costs associated with a terminated credit facility as well as foreign currency exchange (gains) losses specifically associated with hedges for two of our acquisitions. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.

Non-GAAP income tax provision

Non-GAAP items tax effected adjusts the provision for income taxes to reflect the effect of certain non-GAAP items on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in our non-GAAP presentation.

Non-GAAP net income

This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs, a write-off of debt issuance costs associated with a terminated credit facility, foreign currency exchange (gains) losses from hedges associated with two acquisitions and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.

Non-GAAP diluted net income per share

We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs, a write-off of debt issuance costs associated with a terminated credit facility, foreign currency exchange (gains) losses from hedges associated with two acquisitions and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.

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

These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our ““core operating performance”” as a means of evaluating our performance in the ordinary, ongoing and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, amortization of acquisition-related inventory step-up, acquisition costs, a write-off of debt issuance costs associated with a terminated credit facility, foreign currency exchange (gains) losses from hedges associated with two acquisitions and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) – (J) below,

(Dollars in thousands, except per share data)			Second Quarter of				First Two Quarters of
			2012		2011		2012		2011
			Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
			Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:			$267,696	51.7%	$208,734	51.3%	$526,846	51.7%	$400,264	50.6%
Restructuring	( A	)	34	0.0%	189	0.0%	79	0.0%	288	0.0%
Amortization of purchased intangible assets	( B	)	13,296	2.6%	6,709	1.7%	26,417	2.6%	13,597	1.8%
Stock-based compensation	( C	)	458	0.1%	502	0.1%	978	0.1%	970	0.1%
Amortization of acquisition-related inventory step-up	( D	)	122	0.0%	1,201	0.3%	130	0.0%	1,709	0.2%

Non-GAAP gross margin:			$281,606	54.4%	$217,335	53.4%	$554,450	54.4%	$416,828	52.7%

OPERATING EXPENSES:
GAAP operating expenses:			$208,775	40.3%	$157,167	38.5%	$408,077	40.0%	$305,022	38.5%
Restructuring	( A	)	(1,112)	-0.2%	(361)	-0.1%	(1,593)	-0.2%	(1,128)	-0.1%
Amortization of purchased intangible assets	( B	)	(15,782)	-3.0%	(9,867)	-2.4%	(31,458)	-3.1%	(19,044)	-2.4%
Stock-based compensation	( C	)	(7,697)	-1.5%	(6,627)	-1.6%	(14,966)	-1.4%	(12,957)	-1.6%
Acquisition costs	( E	)	(7,815)	-1.5%	(3,304)	-0.8%	(12,581)	-1.2%	(5,494)	-0.7%

Non-GAAP operating expenses:			$176,369	34.1%	$137,008	33.6%	$347,479	34.1%	$266,399	33.7%

OPERATING INCOME:
GAAP operating income:			$58,921	11.4%	$51,567	12.7%	$118,769	11.6%	$95,242	12.0%
Restructuring	( A	)	1,146	0.2%	550	0.1%	1,672	0.2%	1,416	0.2%
Amortization of purchased intangible assets	( B	)	29,078	5.6%	16,576	4.0%	57,875	5.7%	32,641	4.1%
Stock-based compensation	( C	)	8,155	1.6%	7,129	1.8%	15,944	1.6%	13,927	1.8%
Amortization of acquisition-related inventory step-up	( D	)	122	0.0%	1,201	0.3%	130	0.0%	1,709	0.2%
Acquisition costs	( E	)	7,815	1.5%	3,304	0.8%	12,581	1.2%	5,494	0.7%

Non-GAAP operating income:			$105,237	20.3%	$80,327	19.7%	$206,971	20.3%	$150,429	19.0%

NON-OPERATING INCOME, NET:
GAAP non-operating income, net:			$4,370		$8,631		$4,849		$11,237
Acquisition (gain) cost	( E	)	(557)		385		(113)		1,149
Debt issuance cost write-off	( F	)	—		377		—		377
Foreign currency exchange (gain) loss associated with acquisitions	( G	)	—		(5,646)		1,578		(5,646)

Non-GAAP non-operating income, net:			$3,813		$3,747		$6,314		$7,117

				GAAP and		GAAP and		GAAP and		GAAP and
				Non-GAAP		Non-GAAP		Non-GAAP		Non-GAAP
				Tax Rate % (I )		Tax Rate % ( I )		Tax Rate % ( I )		Tax Rate % ( I )
INCOME TAX PROVISION:
GAAP income tax provision:			$10,126	16%	$6,020	10%	$20,381	16%	$13,429	13%
Non-GAAP items tax effected:	( H	)	7,321		2,388		14,785		6,741

Non-GAAP income tax provision:			$17,447	16%	$8,408	10%	$35,166	16%	$20,170	13%

NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.			$53,692		$53,678		$104,510		$93,381
Restructuring	( A	)	1,146		550		1,672		1,416
Amortization of purchased intangible assets	( B	)	29,078		16,576		57,875		32,641
Stock-based compensation	( C	)	8,155		7,129		15,944		13,927
Amortization of acquisition-related inventory step-up	( D	)	122		1,201		130		1,709
Acquisition costs	( E	)	7,258		3,689		12,468		6,644
Debt issuance cost write-off	( F	)	—		377		—		377
Foreign currency exchange (gain) loss associated with acquisitions	( G	)	—		(5,646)		1,578		(5,646)
Non-GAAP tax adjustments	( H	)	(7,321)		(2,388)		(14,785)		(6,741)

Non-GAAP net income attributable to Trimble Navigation Ltd.			$92,130		$75,166		$179,392		$137,708

DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.			$0.42		$0.43		$0.82		$0.74
Restructuring	( A	)	0.01		—		0.01		0.01
Amortization of purchased intangible assets	( B	)	0.23		0.13		0.46		0.26
Stock-based compensation	( C	)	0.06		0.06		0.12		0.11
Amortization of acquisition-related inventory step-up	( D	)	—		0.01		—		0.01
Acquisition costs	( E	)	0.06		0.03		0.10		0.05
Debt issuance cost write-off	( F	)	—		—		—		—
Foreign currency exchange (gain) loss associated with acquisitions	( G	)	—		(0.04)		0.01		(0.04)
Non-GAAP tax adjustments	( H	)	(0.06)		(0.02)		(0.12)		(0.05)

Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.			$0.72		$0.60		$1.40		$1.09

OPERATING LEVERAGE:
Increase in non-GAAP operating income			$24,910		$18,672		$56,542		$31,721
Increase in revenue			$110,391		$73,806		$228,365		$139,084
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)			22.6%		25.3%		24.8%		22.8%

	Second Quarter of						First Two Quarters of
	2012				2011		2012		2011
(Dollars in thousands, except per share data)				% of Segment Revenue		% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:			$59,473	20.9%	$46,987	19.9%	$99,550	18.7%	$69,766	16.4%
Stock-based compensation	( J	)	3,299	1.2%	2,443	1.0%	6,055	1.1%	4,781	1.1%

Non-GAAP operating income before corporate allocations:			$62,772	22.1%	$49,430	20.9%	$105,605	19.8%	$74,547	17.5%

Field Solutions
GAAP operating income before corporate allocations:			$46,623	37.8%	$42,543	40.9%	$108,984	40.2%	$95,048	41.9%
Stock-based compensation	( J	)	681	0.5%	548	0.5%	1,324	0.5%	1,060	0.4%

Non-GAAP operating income before corporate allocations:			$47,304	38.3%	$43,091	41.4%	$110,308	40.7%	$96,108	42.3%

Mobile Solutions
GAAP operating income (loss) before corporate allocations:			$5,624	6.9%	$(2,684)	(6.7%)	$12,982	8.1%	$(4,018)	(4.7%)
Stock-based compensation	( J	)	235	0.3%	809	2.0%	1,028	0.7%	1,805	2.1%

Non-GAAP operating income (loss) before corporate allocations:			$5,859	7.2%	$(1,875)	(4.7%)	$14,010	8.8%	$(2,213)	(2.6%)

Advanced Devices
GAAP operating income before corporate allocations:			$3,913	13.7%	$2,607	9.9%	$7,252	12.9%	$6,470	12.2%
Stock-based compensation	( J	)	540	1.9%	668	2.6%	1,172	2.1%	1,319	2.5%

Non-GAAP operating income before corporate allocations:			$4,453	15.6%	$3,275	12.5%	$8,424	15.0%	$7,789	14.7%

A.	Restructuring costs. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance and they are not meaningful in comparisons to our past operating performance.
B.	Amortization of purchased intangible assets. Included in our GAAP presentation of gross margin, operating expenses, operating income and net income is amortization of purchased intangible assets. US GAAP accounting requires that intangible assets are recorded at fair value and amortized over their useful lives. Consequently, the timing and size of our acquisitions will cause our operating results to vary from period to period making a comparison to past performance difficult for investors. This accounting treatment may cause differences when comparing our results to companies that grow internally because the fair value assigned to the intangible assets acquired through acquisition may significantly exceed the equivalent expenses that a company may incur for similar efforts when performed internally. Furthermore, the useful life that we expense our intangible assets over may be substantially different from the time period that an internal growth company incurs and recognizes such expenses. We believe that by excluding purchased intangibles which represents technology and/or customer relationships already developed, it enhances comparability by allowing investors to compare our operations pre-acquisition to those post-acquisitions and to those of our competitors that have pursued internal growth strategies.
C.	Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the second quarter and first two quarters of fiscal 2012 and 2011, stock-based compensation was allocated as follows:

	Second Quarter of		First Two Quarters of
(Dollars in thousands)	2012	2011	2012	2011
Cost of sales	$458	$502	$978	$970
Research and development	1,477	1,126	2,706	2,222
Sales and Marketing	1,837	1,659	3,628	3,293
General and administrative	4,383	3,842	8,632	7,442

	$8,155	$7,129	$15,944	$13,927

D.	Amortization of acquisition-related inventory step-up. The purchase accounting entries associated with our business acquisitions require us to record inventory at its fair value, which is sometimes greater than the previous book value of the inventory. Included in our GAAP presentation of cost of sales, the increase in inventory value is amortized to cost of sales over the period that the related product is sold. We exclude inventory step-up amortization from our non-GAAP measures because it is a non-cash expense that we do not believe is indicative of our ongoing operating results. We further believe that excluding this item from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.
E.	Acquisition costs. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs and acquisition bonus payments. Included in our GAAP presentation of non-operating income, net, acquisition (gain) costs include unusual acquisition related items such as an adjustment to a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), adjustments to the fair value of earn-out liabilities and payments made or received to settle earn-out and holdback disputes. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

F.	Debt issuance cost write-off. Included in our non-operating income, net this amount represents a write-off of debt issuance cost for a terminated credit facility. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income to facilitate a more meaningful evaluation of our non-operating income trends.
G.	Foreign currency exchange (gain) loss associated with acquisitions. This amount represents the (gain) loss on foreign currency exchange hedges associated with two of our acquisitions. We excluded the foreign currency exchange (gain) loss from our non-GAAP measures because we believe that the exclusion of this item provides investors an enhanced view of the cost structure of our operations and facilitates comparisons with the results of other periods.
H.	Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A)—(G) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.
I.	GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.
J.	Stock-based Compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance as it is a non-cash expense. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $3.4 million and $2.7 million for the second quarter of fiscal 2012 and 2011, respectively, and $6.4 million and $5.0 million for the first two quarters of fiscal 2012 and 2011, respectively.

Non-GAAP Operating Income

Non-GAAP operating income increased by $24.9 million for the second quarter of fiscal 2012, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 20.3% for the second quarter of fiscal 2012, as compared to 19.7% for the corresponding period in the prior year. Non-GAAP operating income increased by $56.5 million for the first two quarters of fiscal 2012, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 20.3% for the first two quarters of fiscal 2012, as compared to 19.0% for the corresponding period in the prior year. The increase in operating income for both the second quarter and first two quarters was primarily driven by higher revenue in Engineering and Construction, Field Solutions and Mobile Solutions. The increase in operating income percentage for both the second quarter and first two quarters was primarily due to increased operating leverage in Engineering and Construction and Mobile Solutions.

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

Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our operating expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar and Canadian Dollar. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the second quarter and first two quarters of fiscal 2012 and fiscal 2011, revenue was negatively impacted by foreign currency exchange rates by $10.6 million and $14.5 million, respectively. The impact to operating income was immaterial.

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Indian Rupee, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions.

Foreign currency forward contracts outstanding as of the second quarter of fiscal 2012 and fiscal year end 2011 are summarized as follows (in thousands):

	Second Quarter of 2012		Fiscal Year End 2011
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(41,494)	$108	$(124,358)	$(1,363)
Sold	$58,103	$40	$35,713	$(254)

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

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Bylaws of the Company, amended and restated through November 9, 2011. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1	Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (7)

10.2	Trimble Navigation Limited Amended and Restated 2002 Stock Plan Restricted Stock Unit Award Agreement (Non-US with Appendix). (7)

10.3	Trimble Navigation Limited Amended and Restated 2002 Stock Plan Stock Option Agreement (Non-US with Appendix). (7)

10.4	Trimble Navigation Limited Amended and Restated 2002 Stock Plan Stock Option Agreement (US). (7)

10.5	Trimble Navigation Limited Amended and Restated 2002 Stock Plan Restricted Stock Unit Award Agreement (US). (7)

10.6	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan. (7)

10.7	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan Subscription Agreement (Non-US with Appendix). (7)

10.8	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan Subscription Agreement (US). (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2012. (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2012. (7)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2012. (7)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2012. (7)

101.INS	XBRL Instance Document. (8)

101.SCH	XBRL Taxonomy Extension Schema Document. (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)

101.DEF	XBRL Taxonomy Extension Label Linkbase Document. (8)

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document. (8)

101.PRE	XBRL Taxonomy Extension Definition Linkbase Document. (8)

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed November 14, 2011.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.
(8)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)

DATE: August 7, 2012

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Bylaws of the Company, amended and restated through November 9, 2011. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1	Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (7)

10.2	Trimble Navigation Limited Amended and Restated 2002 Stock Plan Restricted Stock Unit Award Agreement (Non-US with Appendix). (7)

10.3	Trimble Navigation Limited Amended and Restated 2002 Stock Plan Stock Option Agreement (Non-US with Appendix). (7)

10.4	Trimble Navigation Limited Amended and Restated 2002 Stock Plan Stock Option Agreement (US). (7)

10.5	Trimble Navigation Limited Amended and Restated 2002 Stock Plan Restricted Stock Unit Award Agreement (US). (7)

10.6	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan. (7)

10.7	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan Subscription Agreement (Non-US with Appendix). (7)

10.8	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan Subscription Agreement (US). (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2012. (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2012. (7)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2012. (7)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2012. (7)

101.INS	XBRL Instance Document. (8)

101.SCH	XBRL Taxonomy Extension Schema Document. (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (8)

101.DEF	XBRL Taxonomy Extension Label Linkbase Document. (8)

101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document. (8)

101.PRE	XBRL Taxonomy Extension Definition Linkbase Document. (8)

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.
(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.
(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.
(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.
(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed November 14, 2011.
(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.
(7)	Filed herewith.
(8)	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.