Form 10-Q
period 2012-09-28
TRIMBLE NAVIGATION LTD /CA/
filed 2012-11-07
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-14845
___________________________________
TRIMBLE NAVIGATION LIMITED
(Exact name of registrant as specified in its charter)
___________________________________

California	94-2802192
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
935 Stewart Drive, Sunnyvale, CA 94085
(Address of principal executive offices) (Zip Code)
Telephone Number (408) 481-8000
(Registrant’s telephone number, including area code)
___________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2012, there were 126,186,330 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended September 28, 2012

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Third Quarter of	Fiscal Year End
As of	2012	2011
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$141,840	$154,621
Accounts receivable, net	320,904	275,201
Other receivables	13,374	7,103
Inventories, net	234,301	232,063
Deferred income taxes	43,037	44,632
Other current assets	24,569	19,437
Total current assets	778,025	733,057
Property and equipment, net	81,653	62,724
Goodwill	1,551,886	1,297,692
Other purchased intangible assets, net	510,987	476,791
Other non-current assets	98,942	82,211
Total assets	$3,021,493	$2,652,475
LIABILITIES
Current liabilities:
Current portion of long-term debt	$89,909	$65,918
Accounts payable	107,719	97,956
Accrued compensation and benefits	82,328	73,894
Deferred revenue	127,602	105,066
Accrued warranty expense	16,083	18,444
Other current liabilities	61,425	50,045
Total current liabilities	485,066	411,323
Non-current portion of long-term debt	553,198	498,518
Non-current deferred revenue	6,346	13,113
Deferred income taxes	99,412	95,594
Other non-current liabilities	52,418	45,025
Total liabilities	1,196,440	1,063,573
Commitments and contingencies
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 180,000 shares authorized; 126,075 and 123,663 shares issued and outstanding as of the third quarter of fiscal 2012 and fiscal year end 2011, respectively	965,035	878,514
Retained earnings	836,903	685,639
Accumulated other comprehensive income	6,692	5,140
Total Trimble Navigation Ltd. shareholders’ equity	1,808,630	1,569,293
Noncontrolling interests	16,423	19,609
Total equity	1,825,053	1,588,902
Total liabilities and equity	$3,021,493	$2,652,475
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In thousands, except per share data)	2012	2011	2012	2011
Revenue:
Product	$386,902	$333,262	$1,187,638	$1,004,378
Service	64,237	44,517	185,262	112,288
Subscription	53,624	39,654	151,690	92,229
Total revenue	504,763	417,433	$1,524,590	$1,208,895
Cost of sales:
Product	185,102	163,774	577,281	494,899
Service	23,615	19,823	67,592	50,525
Subscription	17,450	11,956	47,859	27,730
Amortization of purchased intangible assets	15,728	10,321	42,145	23,918
Total cost of sales	241,895	205,874	734,877	597,072
Gross margin	262,868	211,559	789,713	611,823
Operating expense
Research and development	61,181	49,928	185,721	139,452
Sales and marketing	76,481	70,662	230,094	195,359
General and administrative	45,723	44,088	142,595	114,717
Restructuring charges	301	647	1,894	1,775
Amortization of purchased intangible assets	15,712	13,786	47,170	32,830
Total operating expense	199,398	179,111	607,474	484,133
Operating income	63,470	32,448	182,239	127,690
Non-operating income (expense), net
Interest expense, net	(3,925)	(2,942)	(11,561)	(4,184)
Foreign currency transaction gain (loss), net	174	(4,022)	(1,843)	2,780
Income from equity method investments, net	6,453	4,789	19,708	10,970
Other income (expense), net	650	(388)	1,897	(892)
Total non-operating income (expense), net	3,352	(2,563)	8,201	8,674
Income before taxes	66,822	29,885	190,440	136,364
Income tax provision	13,022	2,689	33,403	16,118
Net income	53,800	27,196	157,037	120,246
Less: Net gain (loss) attributable to noncontrolling interests	436	(775)	(837)	(1,106)
Net income attributable to Trimble Navigation Ltd.	$53,364	$27,971	$157,874	$121,352
Basic earnings per share	$0.42	$0.23	$1.26	$0.99
Shares used in calculating basic earnings per share	125,871	122,969	125,202	122,485
Diluted earnings per share	$0.42	$0.22	$1.23	$0.96
Shares used in calculating diluted earnings per share	128,379	125,894	128,144	125,980
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Net income	$53,800	$27,196	$157,037	$120,246
Foreign currency translation adjustments	29,182	(45,640)	1,610	(21,525)
Net unrealized actuarial loss	(114)	(613)	(58)	(698)
Comprehensive income (loss)	82,868	(19,057)	158,589	98,023
Less: Comprehensive income (loss) attributable to the noncontrolling interests	436	(775)	(837)	(1,106)
Comprehensive income (loss) attributable to Trimble Navigation Ltd.	$82,432	$(18,282)	$159,426	$99,129
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(Dollars in thousands)	2012	2011
Cash flow from operating activities:
Net income	$157,037	$120,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16,910	14,683
Amortization expense	89,315	56,747
Provision for doubtful accounts	1,428	954
Deferred income taxes	646	(10,175)
Stock-based compensation	23,628	21,033
Income from equity method investments, net	(19,708)	(11,001)
Excess tax benefit for stock-based compensation	(16,673)	(11,698)
Provision for excess and obsolete inventories	6,372	6,915
Other non-cash items	(3,019)	2,738
Add decrease (increase) in assets:
Accounts receivable	(39,496)	(43,117)
Other receivables	(7,996)	13,471
Inventories	(4,650)	(11,344)
Other current and non-current assets	(2,844)	7,005
Add increase (decrease) in liabilities:
Accounts payable	7,828	2,039
Accrued compensation and benefits	6,375	(1,921)
Deferred revenue	12,390	7,638
Accrued warranty expense	(2,491)	402
Other current and non-current liabilities	18,842	(2,794)
Net cash provided by operating activities	243,894	161,821
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(355,484)	(758,243)
Acquisitions of property and equipment	(34,126)	(16,002)
Acquisitions of intangible assets	(795)	(1,666)
Purchases of equity method investments	—	(3,267)
Dividends received	2,140	7,500
Other	303	(168)
Net cash used in investing activities	(387,962)	(771,846)
Cash flow from financing activities:
Issuances of common stock, net	37,142	40,182
Excess tax benefit for stock-based compensation	16,673	11,698
Proceeds from long-term debt and revolving credit lines	478,556	702,225
Payments on long-term debt and revolving credit lines	(401,062)	(225,942)
Net cash provided by financing activities	131,309	528,163
Effect of exchange rate changes on cash and cash equivalents	(22)	(671)
Net decrease in cash and cash equivalents	(12,781)	(82,533)
Cash and cash equivalents, beginning of period	154,621	220,788
Cash and cash equivalents, end of period	$141,840	$138,255
See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
NOTE 1. OVERVIEW AND BASIS OF PRESENTATION
Trimble Navigation Limited (the "Company"), incorporated in California in 1981, provides positioning solutions to commercial and government users in a large number of markets. These markets include surveying, agriculture, construction, asset management, mapping and mobile resource management.
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2011 was December 30, 2011. The third quarter of fiscal 2012 and 2011 ended on September 28, 2012 and September 30, 2011, respectively. Fiscal 2012 and 2011 are both 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The accompanying financial data as of the third quarter of fiscal 2012 and for the third quarter and the first three quarters of fiscal 2012 and 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2011 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2011. The following discussion should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary to present a fair statement of financial position as of the third quarter of fiscal 2012, results of operations for the third quarter and the first three quarters of fiscal 2012 and 2011 and cash flows for the first three quarters of fiscal 2012 and 2011, as applicable, have been made. The results of operations for the third quarter and the first three quarters of fiscal 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions. The Company has evaluated all subsequent events through the date that these financial statements have been filed with the Securities and Exchange Commission.
Beginning in the first quarter of fiscal 2012, the Company has presented revenue and cost of sales separately for products, service and subscriptions. Product revenue includes primarily hardware, software licenses, parts and accessories; service revenue includes primarily hardware and software maintenance and support, training and professional services; subscription revenue includes software as a service (SaaS). The Company has reclassified amounts in the prior year to conform to the current year presentation. None of the changes impacts previously reported consolidated revenue, cost of sales, operating income, or earnings per share.
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first three quarters of fiscal 2012 from those disclosed in the Company’s 2011 Form 10-K.
Recent Accounting Pronouncements
In 2012, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for the Company beginning fiscal 2013. The adoption of the guidance will not have a material impact on the Company's financial position, results of operations or cash flows.
NOTE 3. SHAREHOLDERS’ EQUITY
Stock Repurchase Activities

In October 2011, the Company’s Board of Directors approved a new stock repurchase program (“2011 Stock Repurchase Program”), authorizing the Company to repurchase up to $100.0 million of Trimble’s common stock. No shares of common stock were repurchased during the first three quarters of fiscal 2012 or 2011. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.
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
The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the Condensed Consolidated Statements of Income for the third quarter and the first three quarters of fiscal 2012 and 2011.

	Third Quarter of		First Three Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Cost of sales	$502	$491	$1,480	$1,461
Research and development	1,163	1,151	3,869	3,373
Sales and marketing	1,616	1,672	5,244	4,966
General and administrative	4,403	3,791	13,035	11,233
Total operating expenses	7,182	6,614	22,148	19,572
Total stock-based compensation expense	$7,684	$7,105	$23,628	$21,033
Fair value of Trimble Options
Stock option expense recognized in the Condensed Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company’s compensation expense for stock options is recognized using the straight-line single option method. The fair values for stock options are estimated on the date of grant using the binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during the third quarter and the first three quarters of fiscal 2012 and 2011, the following weighted average assumptions were used:

	Third Quarter of		First Three Quarters of
	2012	2011	2012	2011
Expected dividend yield	—	—	—	—
Expected stock price volatility	41.1%	43.6%	41.2%	43.6%
Risk free interest rate	0.6%	1.6%	0.7%	1.6%
Expected life of options	4.1 years	4.2 years	4.2 years	4.2 years
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
Fair value of Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model.

NOTE 4. BUSINESS COMBINATION

Tekla Corporation

On July 8, 2011 the Company acquired 99.46% of the outstanding shares of Tekla Corporation (“Tekla”) for $454.9 million in cash. Tekla is headquartered in Finland and is a provider of building information modeling software and other model driven solutions for customers in the infrastructure and energy industries. The Company purchased the remaining shares of Tekla in February 2012 after completing compulsory redemption proceedings under the Finish Companies Act. The acquisition was funded through the use of approximately $54.9 million of the Company's existing cash, with the remainder funded through the Company's credit facilities. In connection with the acquisition, the Company incurred approximately $6.4 million in acquisition-related costs related primarily to investment banking, legal, accounting and other professional services. The acquisition costs were expensed as incurred and were included in General and administrative expenses in the Condensed Consolidated Financial Statements with $5.6 million and $6.4 million recognized in the third and first three quarters of fiscal 2011, respectively.

Tekla is a leading provider of information model based software for the building and construction and infrastructure and energy industries. The objective of the acquisition was to integrate Tekla's Building Information Modeling (BIM) software solutions with Trimble's building construction estimating, project management and BIM-to-field solutions and enable a compelling set of productivity solutions for contractors around the world. Tekla's infrastructure and energy solutions complement Trimble's growing portfolio of utilities and municipalities solutions.  Additionally, Trimble's significant global customer base immediately extended Tekla's customer reach while Tekla's global presence in the building and construction market bolstered Trimble's own customer reach.

Tekla's results of operations from July 8, 2011 through the end of the third quarter of fiscal 2011 have been included in the Company's Condensed Consolidated Statements of Income for the third and first three quarters of fiscal 2011. Tekla's building and construction activities are included within the Company's Engineering and Construction business segment and Tekla's infrastructure and energy activities are included within the Company's Field Solutions business segment.

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

The following table summarizes the consideration transferred to acquire Tekla and the assets acquired and liabilities assumed and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated
	Fair Value
(Dollars in thousands)

Total purchase consideration*	$457,387
Net tangible assets acquired	13,279
Intangible assets acquired:		Estimated useful Life
Developed product technology	107,260	7 years
In-process research and development	7,591	Evaluated upon completion
Order backlog	1,246	6 months
Customer relationships	83,929	8 years
Trade name	7,648	8 years
Subtotal	207,674
Deferred tax liability	(53,996)
Less fair value of all assets/liabilities acquired	166,957
Goodwill	$290,430

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

Goodwill represents the excess of the fair value of consideration paid over the fair value of the underlying net tangible and intangible assets acquired. Goodwill consists of Tekla's highly skilled and valuable assembled workforce, a proven ability to generate new products and services to drive future revenue, and a premium paid by the Company for synergies unique to its business. The Company recorded $290.4 million of goodwill from this acquisition with $245.6 million assigned to the Engineering and Construction segment and $44.8 million assigned to the Field Solutions segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Details of the net tangible assets acquired are as follows:

As of July 8, 2011
(Dollars in thousands)
Cash and cash equivalents	$12,871
Account receivable	12,862
Other receivables	1,712
Other current assets	2,181
Property and equipment, net	4,066
Other non-current assets	5,113
Accounts payable	(1,329)
Accrued liabilities	(12,842)
Deferred revenue liability	(10,048)
Other non-current liabilities	(1,307)
Total net tangible assets acquired	$13,279

The historical financial statements of Tekla were prepared in accordance with International Financial Reporting Standards (“IFRS”). Therefore, the Company adjusted the net tangible assets and liabilities in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, the Company recorded adjustments to align Tekla's accounting policies with that of the Company and adjustments to measure the assets and liabilities assumed at fair value.

During the third and first three quarters ended fiscal 2011, Tekla contributed $15.2 million of revenue and recorded $1.1 million of operating loss within the business segments. The following table presents pro forma results of operations of the Company and Tekla, as if the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on January 1, 2011, or of future results.  Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of July 8, 2011. Pro-forma results include amortization of intangible assets related to the acquisition, interest expense for debt used to purchase Tekla, and income tax effects, and for the third and first three quarters ended fiscal 2011, the pro forma results exclude foreign currency transaction gain/(loss) recognized on a hedge and acquisition related cost associated with the purchase of Tekla. The pro forma information for the third and first three quarters ended fiscal 2011 is as follows:

	Third Quarter of	First Three Quarters of
	2011	2011
(Dollars in thousands)
Total revenues	$417,433	$1,262,387
Net income	32,986	119,092
Net income attributable to Trimble Navigation Ltd.	33,761	120,197
Basic earnings per share	0.27	0.98
Diluted earnings per share	0.27	0.95

NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets
Intangible Assets consisted of the following:

	Third Quarter of Fiscal 2012			Fiscal Year End 2011
	Gross			Gross
As of	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$526,476	$(245,584)	$280,892	$437,097	$(193,218)	$243,879
Trade names and trademarks	37,416	(21,959)	15,457	34,563	(18,933)	15,630
Customer relationships	308,859	(123,849)	185,010	280,283	(94,573)	185,710
Distribution rights and other intellectual properties	67,138	(37,510)	29,628	63,498	(31,926)	31,572
	$939,889	$(428,902)	$510,987	$815,441	$(338,650)	$476,791
The estimated future amortization expense of purchased intangible assets as of the third quarter of fiscal 2012 was as follows:

(Dollars in thousands)
2012 (Remaining)	$31,675
2013	121,919
2014	99,772
2015	87,650
2016	71,148
Thereafter	98,823
Total	$510,987
Goodwill
The changes in the carrying amount of goodwill by operating segment for the first three quarters of fiscal 2012 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of fiscal year end 2011	$697,237	$68,268	$508,260	$23,927	$1,297,692
Additions due to acquisitions	227,499	—	20,548	1,078	249,125
Purchase price adjustments	2,817	—	282	87	3,186
Foreign currency translation adjustments	(91)	(369)	1,745	598	1,883
Balance as of the first three quarters of 2012	$927,462	$67,899	$530,835	$25,690	$1,551,886
The additions due to acquisitions of $249.1 million include businesses from current year's acquisitions, however the effects of each of these acquisitions were not material individually or in the aggregate to the Company’s results. The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in the first three quarters of fiscal 2012, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items the fair value of intangible asset and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
NOTE 6. INVENTORIES
Inventories, net, consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2012	2011
(Dollars in thousands)
Raw materials	$77,906	$87,355
Work-in-process	7,939	8,475
Finished goods	148,456	136,233
Total inventories, net	$234,301	$232,063
Deferred costs of revenue are included within finished goods and were $27.4 million as of the third quarter of fiscal 2012 and $22.8 million as of fiscal year end 2011.
NOTE 7 . SEGMENT INFORMATION
The Company is a designer and distributor of positioning solutions enabled by GPS, optical, laser and wireless communications technology. The Company provides products for diverse applications in its targeted markets.
To achieve distribution, marketing, production and technology advantages, the Company manages its operations in the following four segments:

•
Engineering and Construction — Consists of hardware and software solutions for a variety of applications including:  survey; heavy civil and building construction; infrastructure; geospatial; railway; mining and utilities.

•	Field Solutions — Consists of hardware and software solutions for applications including agriculture, mapping and geographic information systems (GIS), utilities, and energy distribution.

•
Mobile Solutions — Consists of hardware and software solutions that enable end-users to monitor and manage their mobile assets and fleets by communicating location and activity-relevant information from the field to the office.

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

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Third Quarter of Fiscal 2012
Segment revenue	$287,244	$102,993	$83,830	$30,696	$504,763
Operating income	68,451	36,021	8,218	5,684	118,374
Third Quarter of Fiscal 2011
Segment revenue	$241,106	$91,106	$58,101	$27,120	$417,433
Operating income	42,634	31,030	2,503	3,970	80,137
First Three Quarters of Fiscal 2012
Segment revenue	$820,304	$373,863	$243,615	$86,808	$1,524,590
Operating income	168,001	145,005	21,200	12,936	347,142
First Three Quarters of Fiscal 2011
Segment revenue	$667,808	$318,188	$142,747	$80,152	$1,208,895
Operating income (loss)	112,400	126,078	(1,515)	10,441	247,404
As of the Third Quarter of Fiscal 2012
Accounts receivable	$175,254	$79,425	$45,067	$21,158	$320,904
Inventories	141,600	37,858	37,507	17,336	234,301
Goodwill	927,462	67,899	530,835	25,690	1,551,886
As of Fiscal Year End 2011
Accounts receivable	$160,218	$63,542	$36,465	$14,976	$275,201
Inventories	128,433	51,756	31,262	20,612	232,063
Goodwill	697,237	68,268	508,260	23,927	1,297,692
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Third Quarter of		First Three Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Consolidated segment operating income	$118,374	$80,137	$347,142	$247,404
Unallocated corporate expense	(21,660)	(16,302)	(61,203)	(50,192)
Amortization of purchased intangible assets	(31,440)	(24,106)	(89,315)	(56,747)
Acquisition costs	(1,804)	(7,281)	(14,385)	(12,775)
Consolidated operating income	63,470	32,448	182,239	127,690
Non-operating income (expense), net	3,352	(2,563)	8,201	8,674
Consolidated income before taxes	$66,822	$29,885	$190,440	$136,364

Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and restructuring costs.
NOTE 8. DEBT, COMMITMENTS AND CONTINGENCIES
Debt consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2012	2011
(Dollars in thousands)
Credit Facilities:
Term loan	$370,000	$385,000
Revolving credit facility	270,000	177,300
Promissory notes and other debt	3,107	2,136
Total debt	643,107	564,436
Less current portion of long-term debt	89,909	65,918
Non-current portion	$553,198	$498,518
Credit Facilities
On May 6, 2011, the Company entered into a credit agreement with a group of lenders (the “2011 Credit Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.1 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $400.0 million term loan facility. Subject to the terms of the 2011 Credit Facility, the revolving loan facility may be increased by up to $300.0 million in the aggregate and the term loan facility may no longer be increased. Additionally, on July 14, 2011, the Company entered into a $50 million uncommitted revolving loan facility (the “2011 Uncommitted Facility”), which is callable by the bank at any time and has no covenants. On January 27, 2012, this facility was increased to $75 million. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company.
As of the third quarter of fiscal 2012, total debt was comprised primarily of a term loan of $370.0 million and a revolving credit line of $213.0 million under the 2011 Credit Facility and a revolving credit line of $57.0 million under the 2011 Uncommitted Facility. Of the total outstanding balance, $340.0 million of the term loan and the $213.0 million revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet.
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
The Company was in compliance with these restrictive covenants as of the third quarter of fiscal 2012.

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
Promissory Notes and Other Debt
As of the third quarter of fiscal 2012 and fiscal year end 2011, the Company had promissory notes and other debt totaling approximately $3.1 million and $2.1 million, respectively, of which $0.2 million for both periods was classified as long-term in the Condensed Consolidated Balance Sheet. As of the third quarter of fiscal 2012, outstanding notes payable of $2.5 million represented most of this balance and consisted primarily of notes payable to noncontrolling interest holders. The notes bear interest at 2.5% - 3.3% and will be paid in July, 2013.
Leases and Other Commitments
The estimated future minimum operating lease commitments as of the third quarter of fiscal 2012 are as follows (dollars in thousands):

2012 (Remaining)	$7,319
2013	20,606
2014	16,334
2015	13,829
2016	8,893
Thereafter	9,859
Total	$76,840
Additionally, the Company has potential obligations related to previous acquisitions. As of the third quarter of fiscal 2012, the Company had $5.3 million of holdbacks, which are included in Other current liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheets. Further, certain acquisitions include additional earn-out cash payments based on future revenue or gross margin derived from existing products and other product milestones. As of the third quarter of fiscal 2012, the Company had $2.3 million included in Other current liabilities and Other non-current liabilities related to these earn-outs, representing the fair value of the contingent consideration. Additional potential earn-out cash payments in excess of that recorded on the Company’s Condensed Consolidated Balance Sheet was $4.8 million as of the third quarter of fiscal 2012. The remaining earn-outs and holdbacks are payable through 2016.
As of the third quarter of fiscal 2012, the Company had unconditional purchase obligations of approximately $82.7 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related primarily to inventory and other items.
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

	Fair Values as of the Third Quarter of Fiscal 2012				Fair Values as of Fiscal Year End 2011
(Dollars in thousands)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$2	$—	$—	$2	$3	$—	$—	$3
Deferred compensation plan assets (2)	12,412	—	—	12,412	10,534	—	—	10,534
Derivative assets (3)	—	74	—	74	—	351	—	351
Total	$12,414	$74	$—	$12,488	$10,537	$351	$—	$10,888
Liabilities
Deferred compensation plan liabilities (2)	$12,412	$—	$—	$12,412	$10,534	$—	$—	$10,534
Derivative liabilities (3)	—	461	—	461	—	1,968	—	1,968
Contingent consideration liabilities (4)	—	—	2,245	2,245	—	—	4,967	4,967
Total	$12,412	$461	$2,245	$15,118	$10,534	$1,968	$4,967	$17,469

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

(4)
The Company has seven contingent consideration arrangements that require it to pay the former owners of certain companies it acquired. The undiscounted maximum payment under all seven arrangements as of the third quarter of fiscal 2012 is

$7.1 million based on future revenues, gross margins or operating income over a 19 month period. The Company estimated the fair value of these liabilities using the expected cash flow approach with inputs being probability-weighted revenue, gross margin or operating income projections, as the case may be, and discount rates ranging from 0.10% to 2.5% for the third quarter of fiscal 2012 and 0.06% to 3.5% for fiscal year end 2011. As of the third quarter of fiscal 2012 and fiscal year end 2011, of the total contingent consideration liability, $1.7 million and $4.5 million was included in Other current liabilities, respectively, and $0.6 million and $0.5 million was included in Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets. The decrease in the balance from fiscal year end 2011 was due primarily to $2.8 million of earnout payments made during the third quarter of fiscal 2012.
Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	Third Quarter of Fiscal 2012		Fiscal Year End of 2011
(Dollars in thousands)
Assets:
Cash and cash equivalents	$141,840	$141,840	$154,621	$154,621
Forward foreign currency exchange contracts	74	74	351	351
Liabilities:
Credit facility	$640,000	$644,285	$562,300	$562,300
Forward foreign currency exchange contracts	461	461	1,968	1,968
Promissory note and other	3,107	3,107	2,136	2,136

The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.
NOTE 10. PRODUCT WARRANTIES
The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs and costs incurred by third parties performing work on the Company’s behalf. The Company’s expected future costs are primarily estimated based upon historical trends in the volume of product returns within the warranty period and the costs to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to 5.5 years.
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
Changes in the Company’s product warranty liability during the first three quarters of fiscal 2012 are as follows:

(Dollars in thousands)
Balance as of fiscal year end 2011	$18,444
Accruals for warranties issued	14,783
Changes in estimates	427
Warranty settlements (in cash or in kind)	(17,571)
Balance as of the third quarter of fiscal 2012	$16,083
NOTE 11. EARNINGS PER SHARE
The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Third Quarter of		First Three Quarters of
	2012	2011	2012	2011
(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$53,364	$27,971	$157,874	$121,352
Denominator:
Weighted average number of common shares used in basic earnings per share	125,871	122,969	125,202	122,485
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	2,508	2,925	2,942	3,495
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	128,379	125,894	128,144	125,980
Basic earnings per share	$0.42	$0.23	$1.26	$0.99
Diluted earnings per share	$0.42	$0.22	$1.23	$0.96
For the third quarter of fiscal 2012 and 2011 the Company excluded 2.6 million and 2.9 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. For the first three quarters of fiscal 2012 and 2011 the Company excluded 2.3 million shares and 1.6 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. These shares were excluded because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
NOTE 12. INCOME TAXES
In the third quarter of fiscal 2012, the Company’s effective income tax rate was 19% as compared to 9% in the corresponding period in 2011, primarily due to geographic mix of pretax income and the expiration of federal R&D credits. In the first three quarters of fiscal 2012, the Company’s effective income tax rate was 18% as compared to 12% in the corresponding period in 2011, primarily due to the same reasons mentioned above.
The 2012 and 2011 third quarter effective tax rates are lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of pre-tax income.
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
The unrecognized tax benefits of 32.8 million and $28.7 million as of the third quarter of fiscal 2012 and fiscal year end 2011, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties as of the third quarter of fiscal 2012 and fiscal year end 2011, of $3.0 million and $2.7 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 13. SUBSEQUENT EVENTS

On October 2, 2012, the Company acquired privately-held TMW Systems Holdings LLC and its subsidiaries, including TMW Systems, Inc. ("TMW"), a leading provider of enterprise software to transportation and logistics companies. TMW's transportation software platform serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission critical business processes are automated. The Company acquired all of the issued and outstanding shares of common stock of TMW Systems Holdings LLC for a total purchase price of approximately $334 million. The all cash purchase price was financed through the Company's existing credit facility.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the Company’s significant accounting polices during the first three quarters of fiscal 2012 from those disclosed in the Company’s 2011 Form 10-K.
Recent Accounting Pronouncements
In 2012, the FASB issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for us beginning fiscal 2013. The adoption of the guidance will not have a material impact on our financial position, results of operations or cash flows.

EXECUTIVE LEVEL OVERVIEW
Trimble's focus is on combining positioning technology with wireless communication and application capabilities to create system-level solutions that enhance productivity and accuracy for our customers. The majority of our markets are end-user markets, including engineering and construction firms, governmental organizations, public safety workers, farmers, and companies who must manage fleets of mobile workers and assets. In our Advanced Devices segment, we also provide components to original equipment manufacturers to incorporate into their products.  In the end-user markets, we provide a system that includes a hardware platform that may contain software and customer support. Some examples of our solutions include products that automate and simplify the process of surveying land, products that automate the utilization of equipment such as tractors and bulldozers, products that enable a company to manage its mobile workforce and assets, and products that allow municipalities to manage their fixed assets. In addition, we also provide software applications on a stand-alone basis. For example, we provide software for project management on construction sites.

Solutions targeted at the end-user make up a significant majority of our revenue. To create compelling products, we must attain an understanding of the end-users' needs and work flow, and how location-based technology can enable that end-user to work faster, more efficiently, and more accurately. We use this knowledge to create highly innovative products that change the way work is done by the end-user. With the exception of our Mobile Solutions and Advanced Devices segments, our products are generally sold through a dealer channel, and it is crucial that we maintain a proficient, global, third-party distribution channel.

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
In our Engineering and Construction segment, we extended our building information modeling-to-field capabilities for building contractors by integrating file import capabilities from the SketchUp’s software into the Trimble Field Link layout software. Trimble Field Link software now allows contractors to take their 3D SketchUp Pro models from the office into the field for quick site verification and viability testing of the proposed prototype. We also introduced a number of infrastructure hardware and software that utilize Trimble RTX, or Real-Time eXtended, technology for high-accuracy Global Navigation Satellite System, or GNSS, corrections. RTX technology utilizes real-time GNSS corrections from a global reference station network to compute centimeter level positions based on satellite orbit and clock information. We also launched the Spectra Precision® DR400 DigiRod which is a new tool that eliminates the need for grade rods when checking grades with a rotating laser. Another new product, the Spectra Precision QM75 Quick Measure distance meter designed to give contractors a distance measuring tool that is easy to use and can withstand the rigors of the construction jobsite. We further added new products to our Railway Solutions portfolio: the Trimble GEDO CE 2.0 Trolley System and GEDO 2.0 Office 2.0 Software. The latest trolley system is lightweight, flexible and quickly adapting to work on various railway gauges. In addition to using GPS/GNSS and optical sensors, the GEDO CE 2.0 Trolley also features the ability to use laser scanners for track clearance surveying applications.
In our Field Solutions segment, we introduced the WM-Topo survey system, a portable topographic data collection solution for water management which allows farmers, and drainage and leveling contractors to collect topographic data across a field which can subsequently be transferred to Farm Works Surface software or the FmX® display integrated display via a USB stick, or wirelessly via Trimble's Connected Farm solution. Furthermore, we launched the Connected Farm™ app for smartphone platforms that gives farmers an easy-to-use tool to capture field data for later viewing and analysis online, while also providing agronomists with access to additional data they can use to better assess the needs of their customers. Another solution launched this quarter, Trimble Yield Monitoring for the CFX-750 display, provides an accurate system to collect yield and moisture data for grain crops so farmers can instantly see how well their crops performed. We also introduced the GreenSeeker handheld crop sensor which is an easy-to-use measurement device designed to assess the health of a crop. Readings taken with the GreenSeeker handheld can be used to make objective decisions regarding the amount of fertilizer to be applied to a crop, resulting in a more efficient use of fertilizer.
In our Advanced Devices segment, we made available a number of new capabilities for the ThingMagic® Mercury® 6e (M6e) embedded UHF RFID module and Mercury 6 finished reader. The added functionality helps users develop and deploy reliable, high performance RFID-enabled solutions for a broad range of traditional and innovative applications. During the quarter, we also launched the ThingMagic Astra-EX module which is an addition to the integrated UHF RFID reader/antenna product family. The Astra-EX module builds on the capabilities of the widely deployed first generation Astra reader and includes several new high-performance and application-specific features which can be easily integrated with corporate IT infrastructure and enterprise lay-outs.
All of these products and initiatives strengthened our competitive position and created new value for our customers.

Extending our position in new and existing markets through new product categories
* We are utilizing the strength of the Trimble brand in our markets to expand our revenue by bringing new products to new and existing users. In our Engineering and Construction segment, our acquisition of WinEstimator, Inc, a provider of construction cost estimating and cost-modeling software, is expected to extend capabilities for general contractor and owner customers that want to better develop, manage and leverage their construction cost information to support their core business.
In our Mobile Solutions segment, we introduced the cBin solution for managing recycling containers. The solution provides environmental services professionals and fleet managers with the ability to monitor container levels on a daily basis and the tools to build just in time customized collection routes to pick up full containers which leads to the optimization of fuel and labor use. We have also extended our operations through the acquisition of Logicway, a privately held company from Netherlands and a provider of software for automating payroll and expenses with a specific focus on the transportation and logistics industry.

Bringing existing technology to new markets
* We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. New initiatives are focused in emerging markets in Africa, China, India, Asia, the Middle-East and Russia. We continued to expand our network of SITECH Technology Dealers during the quarter by adding a new dealership in Mongolia. This dealer will represent the Trimble and Caterpillar machine control systems for the contractor's entire fleet of heavy equipment regardless of machine brand.

Our Engineering and Construction segment announced that it will supply more than 500 Trimble NetR9 GNSS reference station receivers to the Geospatial Information Authority of Japan (GSI) which is a part of the Ministry of Land, Infrastructure, Transport and Tourism, to modernize its nationwide GeoNet GNSS-based network.
RECENT BUSINESS DEVELOPMENTS
The following companies were acquired during the twelve months ended September 28, 2012 and are combined in our results of operations since the date of acquisition:
Logicway
On September 6, 2012, we acquired privately-held Logicway of Oldenzaal, Netherlands, a provider of software for automating payroll and expenses with a specific focus on the transportation and logistics industry. Logicway’s performance is reported under our Mobile Solutions business segment.
WinEstimator
On August 6, 2012, we acquired privately-held WinEstimator, Inc., a provider of construction cost estimating and cost-modeling software. WinEstimator’s performance is reported under our Engineering and Construction business segment.
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

	Third Quarter of		First Three Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Revenue:
Product	$386,902	$333,262	$1,187,638	$1,004,378
Service	64,237	44,517	185,262	112,288
Subscription	53,624	39,654	151,690	92,229
Total revenue	504,763	417,433	1,524,590	1,208,895
Gross margin	$262,868	$211,559	$789,713	$611,823
Gross margin %	52.1%	50.7%	51.8%	50.6%
Operating income	$63,470	$32,448	$182,239	$127,690
Operating income %	12.6%	7.8%	12.0%	10.6%
Revenue
Beginning in the first quarter of fiscal 2012, we have presented revenue separately for products, services and subscriptions. Prior year amounts have been reclassified to conform to the current year presentation.
In the third quarter of fiscal 2012, total revenue increased by $87.3 million or 21%, as compared to the third quarter of fiscal 2011. Of this increase, product revenue increased $53.6 million, or 16%, service revenue increased $19.7 million, or 44%, and subscription revenue increased $14.0 million, or 35%. The product and service revenue increase during the third quarter of fiscal 2012 as compared with the corresponding period of fiscal 2011 was driven by organic growth and to a lesser extent, acquisitions not applicable in the prior periods, partially offset by the negative impact of foreign exchange rates. Subscription revenue increased primarily due to organic growth in the PeopleNet business as well as the prior period including a partial quarter of PeopleNet results. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
In the first three quarters of fiscal 2012, total revenue increased by $315.7 million or 26%, as compared to the first three quarters of fiscal 2011. Of this increase, product revenue increased $183.3 million, or 18%, service revenue increased $73.0 million, or 65%, and subscription revenue increased $59.5 million, or 64%. The product and service revenue increase during the first three quarters of fiscal 2012 as compared with the corresponding period of fiscal 2011 was driven by organic growth and acquisitions not applicable in the prior periods, including Tekla which was not acquired until the beginning of the third quarter of fiscal 2011, partially offset by the negative impact of foreign exchange rates. Subscription revenue increased primarily due to the organic growth and the PeopleNet acquisition which was not acquired until the third quarter of fiscal 2011.
On a segment basis, Engineering and Construction revenue for the third quarter of fiscal 2012 increased $46.1 million, or 19% Field Solutions increased $11.9 million, or 13%, Mobile Solutions increased $25.7 million or 44%, and Advanced Devices increased $3.6 million or 13%, as compared to the third quarter of fiscal 2011. Revenue growth within Engineering and Construction was driven by strong organic growth due to sales of heavy and highway and vertical construction products and to a lesser extent, acquisitions not applicable in the prior period. The growth within Engineering and Construction was partially offset by the negative impact of foreign currency exchange rates. Field Solutions revenue increased primarily due to continued strength in the Agriculture market. Mobile Solutions revenue increased primarily due to PeopleNet's continued organic growth as well as the prior period including a partial quarter of PeopleNet results. Advanced Devices revenue increased primarily due to stronger sales of timing and embedded devices.
Engineering and Construction revenue for the first three quarters of fiscal 2012 increased $152.5 million, or 23%, Field Solutions increased $55.7 million, or 17%, Mobile Solutions increased $100.9 million or 71%, and Advanced Devices increased $6.7 million or 8%, as compared to the corresponding period of fiscal 2011. Revenue growth within Engineering and Construction was driven by strong organic growth due to sales of heavy highway and vertical construction products and acquisitions not applicable in the prior periods, including Tekla which was not acquired until the beginning of the third quarter of fiscal 2011. The growth within Engineering and Construction was partially offset by the negative impact of foreign currency exchange rates. Field Solutions revenue increased primarily due to continued strength in the Agriculture market and to a lesser extent, Tekla, which was not acquired until the beginning of the third quarter of fiscal 2011. Mobile Solutions revenue increased primarily due to PeopleNet's continued organic growth as well as the PeopleNet acquisition itself which was not acquired until the third quarter of fiscal 2011. Advanced Devices revenue increased primarily due to stronger sales of timing and embedded devices.
Gross Margin

Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $51.3 million for the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011, and increased by $177.9 million for the first three quarters of fiscal 2012, as compared to the first three quarters of fiscal 2011. The increases in both periods were primarily due to increased sales in Engineering and Construction, Field Solutions and Mobile Solutions. Gross margin as a percentage of total revenue for the third quarter of fiscal 2012 was 52.1%, as compared to 50.7% for the third quarter of fiscal 2011, and was 51.8% for the first three quarters of fiscal 2012, as compared to 50.6% for the first three quarters of fiscal 2011. The increase in both periods was primarily due to an increase in sales of higher margin products, primarily software and subscription revenue, which were partially offset by higher amortization of purchased intangible assets.
Operating Income
Operating income increased by $31.0 million for the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011, and increased by $54.5 million for the first three quarters of fiscal 2012, as compared to the first three quarters of fiscal 2011. Operating income as a percentage of total revenue was 12.6% for the third quarter of fiscal 2012, as compared to 7.8% for the third quarter of fiscal 2011, and was 12.0% for the first three quarters of fiscal 2012, as compared to 10.6% for the first three quarters of fiscal 2011. The increase in operating income and operating income percentage in both periods was primarily driven by higher revenue and gross margin expansion, partially offset by higher amortization of purchased intangible assets.
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
The following table is a summary of revenue and operating income by segment:

	Third Quarter of		First Three Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Engineering and Construction
Revenue	$287,244	$241,106	$820,304	$667,808
Segment revenue as a percent of total revenue	57%	58%	54%	55%
Operating income	$68,451	$42,634	$168,001	$112,400
Operating income as a percent of segment revenue	24%	18%	20%	17%
Field Solutions
Revenue	$102,993	$91,106	$373,863	$318,188
Segment revenue as a percent of total revenue	20%	22%	24%	26%
Operating income	$36,021	$31,030	$145,005	$126,078
Operating income as a percent of segment revenue	35%	34%	39%	40%
Mobile Solutions
Revenue	$83,830	$58,101	$243,615	$142,747
Segment revenue as a percent of total revenue	17%	14%	16%	12%
Operating income (loss)	$8,218	2,503	$21,200	(1,515)
Operating income (loss) as a percent of segment revenue	10%	4%	9%	(1)%
Advanced Devices
Revenue	$30,696	$27,120	$86,808	$80,152
Segment revenue as a percent of total revenue	6%	6%	6%	7%
Operating income	$5,684	$3,970	$12,936	$10,441
Operating income as a percent of segment revenue	19%	15%	15%	13%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Third Quarter of		First Three Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Consolidated segment operating income	$118,374	$80,137	$347,142	$247,404
Unallocated corporate expense	(21,660)	(16,302)	(61,203)	(50,192)
Amortization of purchased intangible assets	(31,440)	(24,106)	(89,315)	(56,747)
Acquisition costs	(1,804)	(7,281)	(14,385)	(12,775)
Consolidated operating income	63,470	32,448	182,239	127,690
Non-operating income (expense), net	3,352	(2,563)	8,201	8,674
Consolidated income before taxes	$66,822	$29,885	$190,440	$136,364
Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges and restructuring costs.
Engineering and Construction
Engineering and Construction revenue increased by $46.1 million or 19% and $152.5 million or 23% for the third quarter and the first three quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011. Segment operating income increased $25.8 million or 61% and $55.6 million or 49% for the third quarter and the first three quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011.
The revenue increase for the third quarter was primarily driven by organic growth due to sales of heavy and highway products and vertical construction products and to a lesser extent, acquisitions. Heavy and highway products demonstrated strong growth as adoption rates of technology accelerated. Additionally, greater contribution from vertical construction reflected some increased growth in North American commercial and residential construction as well as greater penetration internationally. Survey product sales were down, primarily due to European conditions. The growth within Engineering and Construction was partially offset by the negative impact of foreign currency exchange rates. Segment operating income increased primarily due to higher revenue, improved gross margin and increased operating leverage.
The revenue increase for the first three quarters was driven by organic growth due to sales of heavy and highway and vertical construction products and acquisitions not applicable in the prior periods, including Tekla which was not acquired until the beginning of the third quarter of fiscal 2011. The growth within Engineering and Construction was partially offset by the negative impact of foreign currency exchange rates. Segment operating income increased primarily due to higher revenue, improved gross margin and increased operating leverage.
Field Solutions
Field Solutions revenue increased by $11.9 million, or 13% and $55.7 million, or 17% for the third quarter and the first three quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011. Segment operating income increased by $5.0 million or 16% and $18.9 million or 15% for the third quarter and the first three quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011.
The revenue growth for the third quarter of fiscal 2012 was primarily due to continued strength in Agriculture. There was growth in all major regions in our Agriculture markets and increased sales growth for new information and flow control products. Segment operating income increased primarily due to higher revenue and associated higher gross margin.
The revenue growth for the first three quarters of fiscal 2012 was primarily due to continued strength in the Agriculture markets and products as noted above and to a lesser extent, Tekla, which was not acquired until the beginning of the third quarter of fiscal 2011. Segment operating income increased primarily due to higher revenue and associated higher gross margin.
Mobile Solutions
Mobile Solutions revenue increased by $25.7 million or 44% and $100.9 million or 71% for the third quarter and the first three quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011. Segment operating income increased by $5.7 million or 228% and $22.7 million or 1,499% for the third quarter and the first three quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011.

The revenue increase for the third quarter and the first three quarters of fiscal 2012 was primarily due to PeopleNet's continued organic growth as well as the prior periods included a partial period of PeopleNet results. Operating income increased due to contribution from PeopleNet as well as field service management gross margin expansion and operating leverage as the customer focus was redirected toward vertical markets that allow for competitive differentiation.
Advanced Devices
Advanced Devices revenue increased by $3.6 million or 13% and $6.7 million or 8% for the third quarter and the first three quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011. Segment operating income increased by $1.7 million or 43% and $2.5 million or 24% for the third quarter and the first three quarters of fiscal 2012, respectively, as compared to the same corresponding periods in fiscal 2011.
The increase in revenue and operating income for both the third quarter and the first three quarters of fiscal 2012 was due to increased sales of timing and embedded devices.
Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Third Quarter of		First Three Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Research and development	61,181	49,928	185,721	139,452
Percentage of revenue	12%	12%	12%	12%
Sales and marketing	76,481	70,662	230,094	195,359
Percentage of revenue	15%	17%	15%	16%
General and administrative	45,723	44,088	142,595	114,717
Percentage of revenue	9%	10%	10%	9%
Total	183,385	164,678	558,410	449,528
Percentage of revenue	36%	39%	37%	37%
Overall, R&D, S&M and G&A expense increased by approximately $18.7 million and $108.9 million for the third quarter and the first three quarters of fiscal 2012, as compared to the same corresponding periods of fiscal 2011.
Research and development expense increased by $11.3 million and $46.3 million for the third quarter and the first three quarters of fiscal 2012, respectively, as compared to the same corresponding periods of fiscal 2011. The cost of software developed for external sale subsequent to reaching technical feasibility was not considered material and was expensed as incurred. Research and development spending overall was at approximately 12% of revenue in both the third quarter and the first three quarters of fiscal 2012 and fiscal 2011.
The increase in R&D expense in the third quarter of fiscal 2012, as compared to the corresponding period of fiscal 2011 was primarily due to the inclusion of expense of $4.0 million from acquisitions not applicable in the third quarter of fiscal 2011, a $4.5 million increase in compensation related expense due to headcount increases, and a $4.7 million increase in other expense, partially offset by a $1.9 million decrease due to favorable foreign currency exchange rates.
The increase in R&D expense in the first three quarters of fiscal 2012, as compared to the same corresponding period in fiscal 2011 was primarily due to the inclusion of expense of $30.4 million from acquisitions not applicable in the prior corresponding period, a $2.3 million increase in engineering costs associated with new product roll-outs, a $9.9 million increase in compensation related expense, and a $7.8 million increase in other expense, partially offset by a $4.1 million decrease due to favorable foreign currency exchange rates.
* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense increased by $5.8 million and $34.7 million for the third quarter and the first three quarters of fiscal 2012, respectively, as compared to the same corresponding periods of fiscal 2011. Sales and marketing spending overall was at approximately 15% of revenue in both third quarter and the first three quarters of fiscal 2012, as compared to 17% of revenue in the third quarter of fiscal 2011and 16% of revenue in the first three quarters of fiscal 2011.
The increase in S&M expense in the third quarter of fiscal 2012, as compared to the corresponding period of fiscal 2011 was primarily due to the inclusion of expense of $2.7 million from acquisitions not applicable in the prior period, a $5.2 million increase in compensation related expense and a $0.4 million expense increase in other expense, partially offset by a $2.5 million decrease due to favorable foreign currency exchange rates.
The increase in S&M expense in the first three quarters of fiscal 2012, as compared to the corresponding period of fiscal 2011 was primarily due to the inclusion of expense of $27.7 million from acquisitions not applicable in the prior period, a $12.2 million increase in compensation related expense and a $0.1 million increase in other expense, partially offset by a $5.3 million decrease due to favorable foreign currency exchange rates.
* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.
General and administrative expense increased by $1.6 million and $27.9 million for the third quarter and the first three quarters of fiscal 2012, respectively, as compared to the same corresponding periods of fiscal 2011. General and administrative spending overall was at approximately 9% of revenue in the third quarter of fiscal 2012 and 10% of revenue in the first three quarters of fiscal 2012, as compared to 10% of revenue in the third quarter of fiscal 2011 and 9% of revenue in the first three quarters of fiscal 2011.
The increase in G&A expenses in the third quarter of fiscal 2012, as compared to the corresponding period in fiscal 2011 was primarily due to a $4.0 million increase in compensation related expense, a $0.9 million increase in tax, legal and consulting expense and a $1.3 million increase in other expense, partially offset by the decreased expense of $3.7 million related to acquisitions in the prior year and a $0.9 million decrease due to favorable foreign currency exchange rates.
The increase in G&A expense in the first three quarters of fiscal 2012, as compared to the corresponding period in fiscal 2011 was primarily due the inclusion of expense of $13.7 million from acquisitions not applicable in the prior year, a $10.1 million increase in compensation related expense, a $3.8 million increase in tax, legal and consulting expense and a $2.2 million increase in other expense, partially offset by a $1.9 million decrease due to favorable foreign currency exchange rates.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $31.4 million in the third quarter of fiscal 2012, as compared to $24.1million in the third quarter of fiscal 2011. Of the total $31.4 million in the third quarter of fiscal 2012, $15.7 million is presented as a separate line within Operating expense and $15.7 million is presented as a separate line within Cost of sales on our Condensed Consolidated Statements of Income. The increase was due to acquisitions not included in the third quarter of fiscal 2011. As of the third quarter of fiscal 2012, future amortization of intangible assets is expected to be $31.7 million during the remaining one quarter of fiscal 2012, $121.9 million during 2013, $99.8 million during 2014, $87.7 million during 2015, $71.1 million during 2016 and $98.8 million thereafter.
Non-operating Income (Expense), Net
The components of non-operating income (expense), net, were as follows:

	Third Quarter of		First Three Quarters of
	2012	2011	2012	2011
(Dollars in thousands)
Interest expense, net	(3,925)	(2,942)	(11,561)	(4,184)
Foreign currency transaction gain (loss)	174	(4,022)	(1,843)	2,780
Income from equity method investments, net	6,453	4,789	19,708	10,970
Other income (expense), net	650	(388)	1,897	(892)
Total non-operating income (expense), net	$3,352	$(2,563)	$8,201	$8,674
Non-operating income (expense), net increased $5.9 million for the third quarter and decreased $0.5 million for the first three quarters of fiscal 2012, respectively, as compared to the corresponding periods in fiscal 2011. The increase in the third quarter of fiscal 2012 was primarily due to higher profitability from joint ventures, and a loss on a hedge associated with the purchase of Tekla in the third quarter of fiscal 2011, offset by an increase in interest expense due to an increase in debt associated with acquisitions. The increase in the first three quarters of fiscal 2012 was primarily due to higher profitability from joint ventures, offset by an increase in interest expense due to an increase in debt associated with acquisitions.
Income Tax Provision
Our effective income tax rate for the third quarter of fiscal 2012 was 19%, as compared to 9% for the third quarter of fiscal 2011 primarily due to geographic mix of pretax income and the expiration of federal R&D credit. In the first three quarters of fiscal 2012, our effective income tax rate was 18%, as compared to 12% in the corresponding period in 2011, primarily due to the same reasons mentioned above.
The 2012 and 2011 third quarter effective tax rates are lower than the statutory federal income tax rate of 35% primarily due to the geographical mix of pre-tax income.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the third quarter of fiscal 2012 and fiscal year end 2011.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter of	Fiscal Year End
As of	2012	2011
(Dollars in thousands)
Cash and cash equivalents	$141,840	$154,621
Total debt	643,107	564,436
	First Three Quarters of
	2012	2011
(Dollars in thousands)
Cash provided by operating activities	$243,894	$161,821
Cash used in investing activities	(387,962)	(771,846)
Cash provided by financing activities	131,309	528,163
Effect of exchange rate changes on cash and cash equivalents	(22)	(671)
Net decrease in cash and cash equivalents	$(12,781)	$(82,533)

Cash and Cash Equivalents
As of the third quarter of fiscal 2012, cash and cash equivalents totaled $141.8 million as compared to $154.6 million as of fiscal year end 2011. Debt was $643.1 million as of the third quarter of fiscal 2012, as compared to $564.4 million as of fiscal year end 2011.

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
* We anticipate that planned capital expenditures primarily for the building of a facility in Westminster, Colorado which began in 2012 and an upgrade of our Oracle ERP system, as well as computer equipment, software, manufacturing tools and test equipment and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.
Operating Activities
Cash provided by operating activities was $243.9 million for the first three quarters of fiscal 2012, as compared to $161.8 million for the first three quarters of fiscal 2011. This increase of $82.1 million was primarily driven by an increase in net income before non-cash depreciation and amortization primarily attributable to Engineering and Construction, Field Solutions and Mobile Solutions increased revenue, as well as an increase in deferred revenue.
Investing Activities
Cash used in investing activities was $388.0 million for the first three quarters of fiscal 2012, as compared to $771.8 million for the first three quarters of fiscal 2011. The decrease of $383.9 million was due to lower cash requirements for business acquisitions.
Financing Activities
Cash provided by financing activities was $131.3 million for the first three quarters of fiscal 2012, as compared to $528.2 million for the first three quarters of fiscal 2011. The decrease of $396.9 million was primarily due to a decrease in proceeds from credit facilities, net of repayments, for business acquisitions.
Accounts Receivable and Inventory Metrics

	Third Quarter of	Fiscal Year End
As of	2012	2011
Accounts receivable days sales outstanding	58	58
Inventory turns per year	4.0	3.8
Accounts receivable days sales outstanding were both 58 days as of the end of the third quarter of fiscal 2012 and the end of fiscal year 2011. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 4.0 as of the end of the third quarter of fiscal 2012, as compared to 3.8 as of the end of fiscal year 2011. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
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
As of the third quarter of 2012, our total debt was comprised primarily of a term loan of $370.0 million and a revolving credit line of $213.0 million under the 2011 Credit Facility and a revolving credit line of $57.0 million under the 2011 Uncommitted Facility. Of the total outstanding balance, $340.0 million of the term loan and $213.0 million of the revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet. As of the third quarter of fiscal 2012 and fiscal year end 2011, we had promissory notes and other debt totaling approximately $3.1 million and $2.1 million, respectively, of which $0.2 million for both periods was classified as long-term in the Condensed Consolidated Balance Sheet. As of the third quarter of fiscal 2012, outstanding notes payable of $2.5 million represented most of this balance and consisted primarily of notes payable to noncontrolling interest holders. The notes bear interest at 2.5% - 3.3% and will be paid in July, 2013.
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
We were in compliance with these restrictive covenants as of the third quarter of fiscal 2012.
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
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures included in the tables below as well as detailed explanations to the adjustments to comparable GAAP measures, are set forth below:

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
Non-GAAP non-operating income, net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income, net excludes acquisition gains associated with unusual acquisition related items such as an adjustment to a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), and adjustments to the fair value of earn-out liabilities. These costs are specific to particular acquisitions and vary significantly in amount and timing. Non-GAAP non-operating income, net also excludes the write-off of debt issuance costs associated with a terminated credit facility as well as foreign exchange (gains) losses specifically associated with hedges for two of our acquisitions. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision
Non-GAAP items tax effected adjusts the provision for income taxes to reflect the effect of certain non-GAAP items on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in our non-GAAP presentation.
Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs, a write-off of debt issuance costs associated with a terminated credit facility, foreign exchange (gains) losses from hedges associated with two acquisitions, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs, a write-off of debt issuance costs associated with a terminated credit facility, foreign exchange (gains) losses from hedges associated with two acquisitions, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, amortization of acquisition-related inventory step-up, acquisition costs, a write-off of debt issuance costs associated with a terminated credit facility, foreign exchange (gains) losses from hedges associated with two acquisitions, and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - ( J ) following the tables below.

(Dollars in thousands, except per share data)		Third Quarter of				First Three Quarters of
		2012		2011		2012		2011
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$262,867	52.1%	$211,559	50.7%	$789,713	51.8%	$611,823	50.6%
Restructuring	( A )	60	—%	47	—%	139	—%	335	—%
Amortization of purchased intangible assets	( B )	15,728	3.1%	10,321	2.5%	42,145	2.8%	23,918	2.0%
Stock-based compensation	( C )	502	0.1%	491	0.1%	1,480	0.1%	1,461	0.1%
Amortization of acquisition-related inventory step-up	( D )	547	0.1%	1,354	0.3%	677	—%	3,063	0.3%
Non-GAAP gross margin:		$279,704	55.4%	$223,772	53.6%	$834,154	54.7%	$640,600	53.0%
OPERATING EXPENSES:
GAAP operating expenses:		$199,397	39.5%	$179,111	42.9%	$607,474	39.8%	$484,133	40.0%
Restructuring	( A )	(301)	(0.1)%	(647)	(0.2)%	(1,894)	(0.1)%	(1,775)	(0.1)%
Amortization of purchased intangible assets	( B )	(15,712)	(3.1)%	(13,785)	(3.3)%	(47,170)	(3.1)%	(32,829)	(2.7)%
Stock-based compensation	( C )	(7,182)	(1.3)%	(6,615)	(1.6)%	(22,148)	(1.5)%	(19,572)	(1.6)%
Acquisition costs	( E )	(1,804)	(0.4)%	(7,281)	(1.7)%	(14,385)	(0.9)%	(12,775)	(1.1)%
Non-GAAP operating expenses:		$174,398	34.6%	$150,783	36.1%	$521,877	34.2%	$417,182	34.5%

OPERATING INCOME:
GAAP operating income:		$63,470	12.6%	$32,448	7.8%	$182,239	12.0%	$127,690	10.6%
Restructuring	( A )	361	0.1%	694	0.2%	2,033	0.1%	2,110	0.2%
Amortization of purchased intangible assets	( B )	31,440	6.2%	24,106	5.8%	89,315	5.9%	56,747	4.7%
Stock-based compensation	( C )	7,684	1.5%	7,106	1.7%	23,628	1.6%	21,033	1.6%
Amortization of acquisition-related inventory step-up	( D )	547	0.1%	1,354	0.3%	677	—%	3,063	0.3%
Acquisition costs	( E )	1,804	0.4%	7,281	1.7%	14,385	0.9%	12,775	1.1%
Non-GAAP operating income:		$105,306	20.9%	$72,989	17.5%	$312,277	20.5%	$223,418	18.5%
NON-OPERATING INCOME (LOSS), NET:
GAAP non-operating income (loss), net:		$3,352		$(2,563)		$8,201		$8,674
Acquisition gain	( E )	(334)		(1,220)		(447)		(71)
Debt issuance cost write-off	( F )	—		—		—		377
foreign exchange (gain) loss associated with acquisitions	( G )	—		2,190		1,578		(3,456)
Non-GAAP non-operating income (loss), net:		$3,018		$(1,593)		$9,332		$5,524
			GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )
INCOME TAX PROVISION:
GAAP income tax provision:		$13,022	19%	$2,689	9%	$33,403	18%	$16,118	12%
Non-GAAP items tax effected:	( H )	8,088		3,737		22,873		10,478
Non-GAAP income tax provision:		$21,110	19%	$6,426	9%	$56,276	18%	$26,596	12%
NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$53,364		$27,971		$157,874		$121,352
Restructuring	( A )	361		694		2,033		2,110

Amortization of purchased intangible assets	( B )	31,440	24,106	89,315	56,747
Stock-based compensation	( C )	7,684	7,106	23,628	21,033
Amortization of acquisition-related inventory step-up	( D )	547	1,354	677	3,063
Acquisition costs	( E )	1,470	6,061	13,938	12,705
Debt issuance cost write-off	( F )	—	—	—	377
foreign exchange (gain) loss associated with acquisitions	( G )	—	2,190	1,578	(3,456)
Non-GAAP tax adjustments	( H )	(8,088)	(3,737)	(22,873)	(10,478)
Non-GAAP net income attributable to Trimble Navigation Ltd.		$86,778	$65,745	$266,170	$203,453
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.42	$0.22	$1.23	$0.96
Restructuring	( A )	—	0.01	0.02	0.02
Amortization of purchased intangible assets	( B )	0.24	0.19	0.70	0.45
Stock-based compensation	( C )	0.06	0.06	0.18	0.17
Amortization of acquisition-related inventory step-up	( D )	—	0.01	0.01	0.02
Acquisition costs	( E )	0.01	0.05	0.11	0.10
Debt issuance cost write-off	( F )	—	—	—	—
foreign exchange (gain) loss associated with acquisitions	( G )	—	0.01	0.01	(0.03)
Non-GAAP tax adjustments	( H )	(0.05)	(0.03)	(0.18)	(0.08)

Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.	$0.68	$0.52	$2.08	$1.61
OPERATING LEVERAGE:
Increase in non-GAAP operating income	$32,317	$20,417	$88,859	$52,137
Increase in revenue	$87,330	$99,223	$315,695	$238,307
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)	37.0%	20.6%	28.1%	21.9%

	Third Quarter of					First Three Quarters of
	2012			2011		2012		2011
(Dollars in thousands, except per share data)			% of Segment Revenue		% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:		$68,451	23.8%	$42,634	17.7%	$168,001	20.5%	$112,400	16.8%
Stock-based compensation	( J)	2,675	1.0%	2,579	1.1%	8,730	1.0%	7,360	1.1%
Non-GAAP operating income before corporate allocations:		$71,126	24.8%	$45,213	18.8%	$176,731	21.5%	$119,760	17.9%
Field Solutions
GAAP operating income before corporate allocations:		$36,021	35.0%	$31,030	34.1%	$145,005	38.8%	$126,078	39.6%
Stock-based compensation	( J )	628	0.6%	559	0.6%	1,952	0.5%	1,619	0.5%
Non-GAAP operating income before corporate allocations:		$36,649	35.6%	$31,589	34.7%	$146,957	39.3%	$127,697	40.1%
Mobile Solutions
GAAP operating income (loss) before corporate allocations:		$8,218	9.8%	$2,503	4.3%	$21,200	8.7%	$(1,515)	(1.1)%
Stock-based compensation	( J )	682	0.8%	668	1.2%	1,710	0.7%	2,473	1.8%
Non-GAAP operating income before corporate allocations:		$8,900	10.6%	$3,171	5.5%	$22,910	9.4%	$958	0.7%
Advanced Devices
GAAP operating income before corporate allocations:		$5,684	18.5%	$3,970	14.6%	$12,936	14.9%	$10,441	13.0%
Stock-based compensation	( J )	544	1.8%	636	2.4%	1,716	2.0%	1,955	2.5%
Non-GAAP operating income before corporate allocations:		$6,228	20.3%	$4,606	17.0%	$14,652	16.9%	$12,396	15.5%

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

B.
Amortization of purchased intangible assets. Included in our GAAP presentation of gross margin, operating expenses, operating income, and net income is amortization of purchased intangible assets. US GAAP accounting requires that intangible assets are recorded at fair value and amortized over their useful lives. Consequently, the timing and size of our acquisitions will cause our operating results to vary from period to period making a comparison to past performance difficult for investors. This accounting treatment may cause differences when comparing our results to companies that grow internally because the fair value assigned to the intangible assets acquired through acquisition may significantly exceed the equivalent expenses that a company may incur for similar efforts when performed internally. Furthermore, the useful life that we expense our intangible assets over may be substantially different from the time period that an internal growth company incurs and recognizes such expenses. We believe that by excluding the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed, it enhances comparability by allowing investors to compare our operations pre-acquisition to those post-acquisitions and to those of our competitors that have pursued internal growth strategies.

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the third quarter and the first three quarters of fiscal 2012 and 2011, stock-based compensation was allocated as follows:

	Third Quarter of		First Three Quarters of
(Dollars in thousands)	2012	2011	2012	2011
Cost of sales	$502	$491	$1,480	$1,461
Research and development	1,163	1,151	3,869	3,373
Sales and Marketing	1,616	1,672	5,244	4,966
General and administrative	4,403	3,791	13,035	11,233
	$7,684	$7,105	$23,628	$21,033

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

E.
Acquisition costs. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs and acquisition bonus payments. Included in our GAAP presentation of non-operating income, net, acquisition costs include unusual acquisition related items such as an adjustment to a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), and adjustments to the fair value of earn-out liabilities. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

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

G.
foreign exchange (gain) loss associated with acquisitions. This amount represents the (gain) loss on foreign exchange hedges associated with two of our acquisitions. We excluded the foreign exchange (gain) loss from our non-GAAP measures because we believe that the exclusion of this item provides investors an enhanced view of the cost structure of our operations and facilitates comparisons with the results of other periods.

H.
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) - (G) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

I.
GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

J.
Stock-based Compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance as it is a non-cash expense. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $3.2 million and $2.7 million for the third quarter of fiscal 2012 and 2011, respectively, and $9.5 million and $7.6 million for the first three quarters of fiscal 2012 and 2011, respectively.

Non-GAAP Operating Income
Non-GAAP operating income increased by $32.3 million for the third quarter of fiscal 2012, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 20.9% for the third quarter of fiscal 2012, as compared to 17.5% for the corresponding period in the prior year. Non-GAAP operating income increased by $88.9 million for the first three quarters of fiscal 2012, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 20.5% for the first three quarters of fiscal 2012, as compared to 18.5% for the corresponding period in the prior year. The increase in operating income for both the third quarter and first three quarters was primarily driven by higher revenue in Engineering and Construction, Field Solutions and Mobile Solutions. The increase in operating income percentage for both the third quarter and first three quarters was primarily due to increased operating leverage in Engineering and Construction and Mobile Solutions.

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
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our operating expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar and Canadian Dollar. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter and first three quarters of fiscal 2012, revenue was negatively impacted by foreign currency exchange rates by $12.4 million and $26.8 million, respectively. The impact to operating income was immaterial.
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

Foreign currency forward contracts outstanding as of the third quarter of fiscal 2012 and fiscal year end 2011 are summarized as follows (in thousands):

	Third Quarter of Fiscal 2012		Fiscal Year End 2011
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$69,915	$37	$(124,358)	$(1,363)
Sold	$(562,030)	$(424)	$35,713	$(254)
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

10.1
Stock Purchase Agreement, dated August 24, 2012, by and among Trimble Navigation Limited, TMW Intermediate Holdings Corporation, TMW Systems Holdings LLC and, for the limited purposes set forth therein, certain holders of equity in the Seller named therein. (8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2012. (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2012. (7)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2012. (7)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2012. (7)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed November 14, 2011.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Filed herewith.

(8)	Incorporated by reference to exhibit number 99.1 to the Company's Current Report on Form 8-K, filed August 27, 2012.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: November 6, 2012

EXHIBIT INDEX
.

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

10.1
Stock Purchase Agreement, dated August 24, 2012, by and among Trimble Navigation Limited, TMW Intermediate Holdings Corporation, TMW Systems Holdings LLC and, for the limited purposes set forth therein, certain holders of equity in the Seller named therein. (8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2012. (7)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2012. (7)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2012. (7)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2012. (7)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed November 14, 2011.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Filed herewith.

(8)	Incorporated by reference to exhibit number 99.1 to the Company's Current Report on Form 8-K, filed August 27, 2012.