Form 10-K
period 2012-12-28
TRIMBLE NAVIGATION LTD /CA/
filed 2013-02-25
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-14845
____________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2012, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $5.8 billion based on the closing price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. (note that this does not give effect to the 2 for 1 stock split announced on February 11, 2013 which will be distributed on March 20, 2013 to holders of record on March 6, 2013).

Class	Outstanding at February 22, 2013
Common stock, no par value	127,659,269 shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of Trimble Navigation Limited’s Proxy Statement relating to the annual meeting of stockholders to be held on May 7, 2013 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Stock Split
On February 11, 2013, Trimble's Board of Directors approved a 2-for-1 split of all outstanding shares of the Company's Common Stock ("Forward Stock Split"). Each shareholder of record of the Common Stock on the close of business on March 6, 2013 will be entitled to receive one additional share of Common Stock for every outstanding share held on the record date. The distribution of the new shares will occur on March 20, 2013 and trading will begin on a split-adjusted basis on March 21, 2013. All shares and per share information presented herein does not reflect the upcoming stock split.

TRIMBLE NAVIGATION LIMITED
2012 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business
Trimble Navigation Limited, a California corporation (“Trimble” or “the Company” or “we” or “our” or “us”), provides technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our solutions are used across a range of industries including agriculture, architecture, civil engineering, construction, environmental management, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, enterprise firms with large-scale fleets, energy, mining and utility companies, and state, federal and municipal governments.

Our products are sold based on return on investment and frequently provide other benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and compliance, and reduced environmental impact. Product examples include: equipment that automates large industrial equipment such as tractors and bulldozers; surveying instruments; integrated systems that track fleets of vehicles and workers and provide real-time information and powerful analytics to the back-office; data collection systems that enable the management of large amounts of geo- referenced information; software solutions that connect all aspects of a construction site or farm; and building information modeling (BIM) software that is used throughout the design, build, and operation of buildings. We also manufacture components for in-vehicle navigation and telematics systems, and timing modules used in the synchronization of wireless networks.

Many of our products integrate positioning or location technologies with wireless communications and software or information technologies. Information about location or position is transmitted via a wireless link to a domain-specific software application which enhances the productivity of the worker, asset or work process. Position is provided through a number of technologies including the Global Positioning System (GPS), other Global Navigation Satellite Systems (GNSS) and their augmentation systems, and systems that use laser, optical, inertial or other technologies to establish position.

Software is a key element of most of our solutions. Our software may be delivered either via a licensed or embedded software model or in a hosted environment using a subscription-based Software as a Service (SaaS) model. Many of our software and services offerings can be used as stand-alone applications, or as part of a broader, more integrated industry workflow solution. Examples include software systems for conceptual and structural design, and software for business management/optimization functions in specific industries.

We design, develop and market our own products. The majority of our software products are engineered and developed in-house, with some use of third party applications, modules or contract development. Our manufacturing strategy includes a combination of in-house assembly and third-party subcontractors. Our global operations include major development, manufacturing, or logistics operations in the United States, Sweden, Finland, Germany, New Zealand, Canada, the United Kingdom, the Netherlands, China, and India. Products are sold through dealers, representatives, joint ventures, and other channels throughout the world, typically in more than 100 countries. These channels are supported by our own offices located in 34 countries around the world.

We began operations in 1978 and incorporated in California in 1981. Our common stock has been publicly traded on NASDAQ since 1990 under the symbol TRMB.

Technology Overview
Broadly, our technological capabilities span the design, development and integration of hardware, software and communications systems. These capabilities include domain-specific application software development, real-time and embedded software development, analytics, development of sensor technologies and systems - including those used for geographic positioning or location, 1, 2 or 3D measurement, asset management, and the integration of real-time connectivity and communications. Our solutions typically integrate some combination of these technologies, in ways designed to specifically improve a work task or a work process within an industry.

Our capabilities in positioning and sensing technologies include high-precision satellite positioning using Global Navigation Satellite System, or GNSS, systems, laser measurement, alignment and 3D scanning, optical measurement, metric digital imaging, inertial measurement technologies, and RF Identification (RFID) technologies. A significant portion of our revenue is derived from applying Global Navigation Satellite System (GNSS), technology to terrestrial applications. GNSS includes the network of 24 orbiting U.S. Global Positioning System (GPS) satellites, the Russian GLONASS radio navigation satellite system, as well as the future European Community and Chinese radio navigation satellite systems. Our high precision GNSS products are based on proprietary receiver technology and, over time, advances in positioning, wireless communications, and information technologies have enabled us to add more capability to our products and thereby deliver more value to our users. One example is the Trimble RTX service, which is delivered via satellite or wireless networks to enable users in many parts of the world to determine high accuracy positions using a single GNSS receiver. Our laser and optical products either measure distances and angles to provide a position in three dimensional space or are used as highly accurate laser references from which a position can be established. Laser scanning and optical imaging systems produce clouds of 3D points, or produce high resolution digital imagery from which accurate measurements can be made.

Our software and information technology solutions enable our customers to optimize their business processes and workflows, improve their productivity and data flow, and provide a host of novel features, collaboration possibilities and analytical capabilities. These software products range from embedded real-time firmware, through field service and location oriented solutions on handheldand other small footprint devices, to scalable server-based solutions that integrate field data with large scale enterprise back-office applications. Our software capabilities also incorporate extensive 3-D modeling, analysis and design platforms, civil engineering alignment selection solutions, design and data preparation software, Building Information Modeling (BIM) software, cloud-based collaboration solutions, applications for advanced surveying and geospatial data collection and analysis, as well as a large suite of domain-specific software applications used across a host of industries including agriculture, construction, utilities, transportation and natural resources. These software solutions are built on configurable and enterprisegrade scalable platforms that can be tailored to the workflows that our customers follow to implement their customized business processes. We complement our core offerings with other elective software products that are delivered as either licensed software or in a hosted environment using the SaaS model. Our mobile resource management suite of products is an example of a subscription-based SaaS offering. Our software products, whether they run on a mobile device, on a backend server behind the firewall, in our hosting center, or in the desktop environment, allow our customers to improve their productivity, gain insight into their projects and operations, enhance their decision making and to gain maximum benefit from a broad range of other Trimble products and systems.

We frequently integrate or embed wireless communications technologies in our solutions to facilitate real-time data flow, communication and situational awareness across sites and between work sites or vehicles and offices. Wireless communication techniques used include cellular, WiFi, Bluetooth, satellite communications and proprietary wireless communications technologies.

Business Strategy
Our business strategy is developed around an analysis of several key elements:

•	Attractive markets - We focus on underserved markets that offer potential for revenue growth, profitability and market leadership.

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

Engineering and Construction
The Engineering and Construction segment primarily serves customers working in architecture, engineering, construction, surveying, natural resources and government.

In the planning, design, construction and operation/maintenance of civil infrastructure such as roads, railways, airports, power plants and transmission lines, our solutions are used across the entire project lifecycle to improve productivity, reduce waste and re-work, and enable more informed decision making through enhanced situational awareness, data flow and project collaboration. At the same time, our solutions can improve worker safety and reduce environmental impact. Our suite of integrated products and technologies in this area includes software for optimized route selection and design, systems to automatically guide and control construction equipment such as bulldozers, graders and paving equipment, systems to monitor, track and manage assets, equipment and workers, and software to facilitate the sharing and communication of data in real time. Together, these solutions are designed to transform how work is done within the civil engineering industry.

An example is the Connected Site, which integrates data and information across the entire construction process. This includes data from site positioning and machine control systems, construction asset management equipment and services and various software applications. Utilizing wireless and internet-based site communications infrastructure, Trimble Connected Site solutions include the ability to track and control equipment, perform remote machine diagnostics and reduce re-work. By leveraging the Connected Site technology, contractors gain greater insight into their operations, helping them to improve productivity and asset utilization while at the same time lowering costs and improving worker safety.

To bolster the software solutions we provide to the Connected Site, we formed a joint venture with Caterpillar in October of 2008, called VirtualSite Solutions, or VSS. VSS develops software for fleet management and connected worksite solutions. Its initial products are subscription-based software solutions that include asset management and machine diagnostics capabilities. VSS solutions, as part of the Connected Site portfolio, are being sold through an independent dealer channel under the name of SITECH. We expect to have all initially targeted trade areas covered by the end of 2013. A separate joint venture with Caterpillar, Caterpillar-Trimble Control Technologies (CTCT) was formed in 2002 to develop the next generation of advanced electronic guidance and control products for earthmoving machines. The joint venture develops machine control products that use site design information combined with accurate positioning technology to automatically control dozer blades and other machine tools. The joint venture supplies both Trimble and Caterpillar, who each market, distribute, service and support the products using both companies' independent distribution channels. Caterpillar offers products as a factory-installed option, while Trimble continues to address the aftermarket with products for earthmoving machines from Caterpillar and other equipment manufacturers.

Our portfolio of products for the commercial, industrial and residential building industry spans the entire Design-Build-Operate lifecycle of a building and is used by architects, designers, general contractors, sub-contractors, trades, and facility owners. These solutions serve to improve productivity, to enhance data sharing and collaboration across different teams and to help keep projects within cost targets and time schedules. The suite of technologies and solutions used in the building industry include software for 3D conceptual design and modeling, Building Information Modeling (BIM) software which is used in design, construction and maintenance, advanced integrated site layout and measurement systems, applications for sub-contractors and trades such as mechanical, electrical and plumbing (MEP) and heating, ventilation and air conditioning (HVAC), together with a suite of software applications for construction project management, project coordination/collaboration, project cost estimation and for capital program & facility management. Together, these solutions for the building sector serve to automate, streamline and transform working processes within and across the industry. Our solutions provide customer benefits such as reduced costs, reduced waste and re-work, increased efficiencies, faster project completion times, improved information flow, better decision making, and enhanced quality control. For example, through the collaboration and interconnection of design and construction data from various professional and trade groups working on a project, conflicts or interferences between the location of different elements of a building can be identified digitally within the Building Information Model,prior to fabrication and construction. This saves time and cost compared to their discovery after fabrication and during on-site construction, as is often the case with more conventional building processes.

Professional surveyors and engineers providing services to the construction, engineering, mining, oil & gas, energy & utilities, government and land management sectors use our products and solutions to replace less productive conventional methods of surveying, mapping, 2D or 3D modeling, measurement, reporting and analysis. Our suite of solutions used in these activities include field based data collection systems and field software, real time communications systems and back-office software for data processing, modeling, reporting and analysis. Our field based technologies are used in handheld, land mobile and airborne applications and incorporate technologies such as mobile application software, high precision Global Navigation Satellite Systems (GNSS), robotic measurement systems, inertial positioning, 3D laser scanning, digital imaging, optical or laser measurement, and unmanned aerial vehicles (UAVs). Our office based products include software for planning, data processing and editing, quality control, 3D modeling, intelligent data analysis and feature extraction, deformation monitoring and analysis, project reporting and data export. Our customers in this area gain benefits from the use of our products including significantly improved productivity in both field and office activities when compared to more conventional methods, improved safety through non-contact measurement and detection of potentially dangerous ground or structure movement, reduced costs, faster project completion times and improved data flow.

We sell and distribute our products in the Engineering and Construction segment through multiple global networks of independent dealers with expertise and customer relationships in their respective segments, each supported by Trimble personnel. These channels are supplemented by relationships that create additional channel breadth including our joint ventures with Caterpillar and Nikon, direct strategic account relationships, as well as private branding arrangements with other companies.

Competitors in this segment are typically companies that provide optical, laser or GNSS positioning products as well as companies that produce software specific to the construction process. Our principal competitors are Topcon Corporation and

Hexagon AB.

Representative products sold in this segment include:
Trimble VX Spatial Station—Integrating the technologies of advanced optical and robotic surveying, metric imaging and 3D scanning, the Trimble® VX™ Spatial Station is a unique, highly versatile, accurate and complete 3D measurement solution designed for surveyors. Trimble VISION™ technology provides video-assisted remote instrument control and advanced 3D models and image-rendered 3D surfaces can be produced when the system is combined with Trimble RealWorks™ software.

Trimble R10 GNSS System—Introduced in the fourth quarter of 2012, the product includes new features including an enhanced Trimble HD-GNSS processing engine, Trimble SurePoint ™ technology, an electronic bubble and traceable tilt value system which replaces conventional spirit levels used on surveyors poles - and Trimble 360 satellite tracking, and the Trimble xFill™ service which enables customers to continue working during loss of radio or cellular communications by making use of Trimble's satellite based GNSS data services, providing coverage in many areas within the Americas, Europe, Russia and CIS, Africa, Asia and Australia. Our R10 GNSS system combines advanced receiver technology and a proven system design to provide maximum accuracy and productivity for a variety of surveying applications.

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

GeoSpatial Solutions—Our GeoSpatial solutions family enables mobile mapping companies to capture georeferenced data, extract features and attributes, and analyze conditions and change, thereby generating information to better manage assets and operations. Aerial and land mobile mapping systems incorporating imaging and 3D laser scanning, combined with powerful GIS, photogrammetry and feature extraction software, generate high accuracy as-built drawings and 3D models for the transportation, utilities, energy transmission and distribution industries.

Gatewing X100 Aerial Mobile Mapping System—The Gatewing X100 system integrates a revolutionary lightweight and autonomous unmanned aerial vehicle (UAV) into a high-tech terrain mapping solution incorporating mission planning, automatic field image acquisition and fully digital and automated image processing software. The Gatewing X100 system expands our customer's capabilities by providing a solution that delivers data-rich mapping of areas with ease of access and reduced costs. The system is used across multiple industries, for applications such as topographic surveying, volume calculations in mining, erosion monitoring, and infrastructure mapping.

GCS Family of Grade Control Systems—Trimble grade control systems use GPS, total station and other positioning technology along with design information to position the blade or bucket for earthmoving and site preparation. Trimble offers a complete line of systems that are easy to use, fully upgradeable and flexible enough to meet a wide range of application and job site requirements. Use of these systems enables contractors to finish projects faster with less rework, improved material usage and lower costs.

Trimble Construction Manager Software—The Trimble Construction Manager software enables the management of construction assets from one centralized software interface. The software works with one of several hardware locator devices to help track and manage the use of assets on and off site, leading to improved equipment productivity, fuel consumption, and maintenance monitoring. VirtualSite Solutions, a joint venture between Caterpillar and Trimble, was formed to develop the next generation of software for fleet management and connected worksite solutions to be sold through the SITECH dealer distribution channel.

Tekla products—Tekla provides a suite of software including Tekla BIM, Tekla BIMSight, Tekla Structures, and Tekla Civil. The Tekla suite of software can be used by contractors, structural engineers, steel detailers, and fabricators, as well as concrete detailers and manufacturers. The highly detailed as-built structural models are designed to make building contractors more efficient and productive, while also facilitating easy collaboration and sharing of data across different disciplines, thus making construction processes more precise and efficient.

Trimble SketchUp Software—SketchUp ® software enables architects, engineers and professionals in related disciplines to design, document and validate building plans by constructing interactive 3D models at any degree of complexity. SketchUp offers an easy-to-learn user interface and accessible pricing options which have served to widely proliferate the use of 3D models. SketchUp Pro software allows project stakeholders across multiple disciplines to exchange CAD and BIM data in a variety of standard formats and adds functionality for documentation, quantitative reporting, and other advanced modeling operations.

Proliance Software—Proliance® software allows infrastructure-intensive organizations to optimize the Design-Build-Operate project lifecycle for complex capital projects, construction and real estate programs, and extensive facility portfolios. Our Proliance software was designed for large building owner/operators, real estate developers, and engineering-driven organizations managing $250 million or more annually in new project construction or facility renovations.

Trimble Layout Solutions—Trimble layout solutions meet the needs of general, concrete, mechanical, electrical and plumbing contractors. Using the Trimble MEP layout solution, mechanical, electrical and plumbing contractors can increase productivity significantly by providing precise location of pipe, duct, and cable tray hangers and avoiding costly mistakes in the building process.

Spectra Precision Branded Products—Our Spectra Precision® products include a broad range of laser based tools for interior, drywall and ceilings, HVAC, and mechanical contractors. Designed to replace traditional methods of measurement and leveling for a wide range of interior construction applications, our laser tools are easy to learn and use and include rotating lasers for horizontal leveling and vertical alignment, as well as laser pointers and a laser based distance measuring device. The line of products also includes surveying instruments such as total stations, GNSS receivers and field data collectors.
Field Solutions
Our Field Solutions segment addresses the agriculture and geographic information system (GIS) markets.
Our agriculture products consist of guidance and positioning systems, automated application systems and information management solutions that enable farmers to improve crop performance, profitability and environmental quality. Trimble precision agriculture solutions can assist farmers throughout every step of their farming process—beginning with land preparation and throughout the planting, nutrient and pest management, and harvesting phases of a crop cycle. We provide manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivation and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of chemicals than conventional equipment. We also provide positioning solutions for leveling agricultural fields in irrigation applications and aligning drainage systems to better manage water flow in fields. In addition, we provide solutions to automate applications of pesticide and seeding. Our Connected Farm strategy enables information management solutions for data management, field to office data transfer and record keeping.
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
Representative products sold in this segment include:
CFX/FMX—Our CFX and FMX are touchscreen displays offering affordable guidance, steering and precision agriculture capabilities. They provide GNSS-based functionality for vehicle operators to steer tractors, sprayers, fertilizer applicators, air seeders and large tillage tools that require consistent pass-to-pass accuracy to help save fuel, increase efficiency and reduce input costs for agricultural operations.
Field-IQ system—Our Field-IQ system is a section control and variable rate application control system that prevents seed and fertilizer overlap, controls the rate of material applications and monitors seed delivery and fertilizer blockage.
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
Trimble Connected Farm solution—Our end-to-end solution combines in-cab precision control, field record-keeping and seamless field to office information management.
GreenSeeker and WeedSeeker Sensors—Our crop sensing technology reduces farmers’ costs and environmental impact by controlling the application of nitrogen, herbicide, and other crop inputs for optimum plant growth.
Juno Series—Our Juno® family includes compact and cost-effective GPS handhelds designed to equip an entire workforce for data collection and fieldwork.
GeoExplorer Series—Our GeoExplorer® family combines a GNSS receiver in a rugged handheld making it easy to collect and maintain data about objects in the field.
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
Our market strategy targets opportunities in specific vertical markets where we believe we can provide a unique value to the end-user by tailoring our solutions for a particular industry. Major markets include transportation and logistics, telecommunications, utilities, field service, construction logistics, direct store delivery, forestry, public safety, and oil and gas. In August 2011, we acquired privately-held PeopleNet, a provider of solutions to the transportation and logistics market.  PeopleNet provides fleets with software and hardware solutions that help manage regulatory compliance, fuel costs, driver safety, and customer visibility.  In June 2012, Trimble acquired privately-held GEOTrac Systems Inc., a provider of fleet management and worker safety solutions for the oil and gas industry. In October 2012, we acquired privately-held TMW Systems, a provider of enterprise software to transportation and logistics companies.  TMW's transportation software platform serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission critical business processes are automated.
Our enterprise strategy focuses on sales to large enterprise accounts with more than 1,000 vehicles or routes. Here, in addition to a Trimble-hosted solution, we can also integrate our service directly into the customer’s IT infrastructure, giving them improved control of their information. In this market, we sell directly to end-users. Sales cycles tend to be long due to field trials followed by an extensive decision-making process. Our principal competitors in this segment are Qualcomm, Fleetmatics, Teletrac, and McLeod.
Representative products sold in this segment include:
Fleet Productivity—Our fleet productivity solution offerings are comprised primarily of the GeoManager, PeopleNet, and FleetWorks mobile platforms. The GeoManager system provides field service companies different levels of service that run from snapshots of fleet activity to real-time fleet dispatch capability via access to the web-based platform through a secure internet connection. The PeopleNet system includes solutions encompassing route management, safety and compliance, end-to-end vehicle management, and supply chain communications. PeopleNet's products are used by greater than 1,500 transportation fleets in the US and Canada.   The CarCube/FleetWorks solution is tailored for transportation and logistics companies in Europe and Australia.
Taskforce—The Taskforce software solution provides scheduling and dispatch solutions for field service technicians by synchronizing the right human and physical resources required to optimize a field service resource network. The system manages significant numbers of dynamic scheduling resources in an unpredictable field service environment to increase productivity, field force utilization, and control-to-field employee ratios.
Enterprise Software—TMW Systems provides enterprise software to transportation and logistics companies.   The company's software platform automates business processes spanning the entire surface transportation lifecycle, delivering visibility, control, and decision support for the intricate relationships and complex processes involved in the movement of freight.    TMW's enterprise software currently integrates with PeopleNet's fleet productivity solutions, and jointly they serve more than 3,000 fleets around the world.
Consumer Packaged Goods, or CPG—This software solution operates in the Microsoft CE/Pocket or WinMobile PC environment and addresses the pre-sales, delivery, route sales, and full service vending functions performed by mobile workers. The software handles all communications from/to the mobile computer as well as from/to the host and any other ERP or decision support systems.
Public Safety—We provide a suite of solutions for the public safety sector including our PocketCitation system which is an electronic ticketing system that enables law enforcement officers to issue traffic citations utilizing a mobile handheld device. Within this sector, we also provide desktop software which enables accident investigators and other public safety professionals to reconstruct and simulate vehicle accidents.
Cengea Solutions—Cengea provides spatially-enabled land and supply chain management software solutions to improve business processes across the forestry, agriculture and environment/natural resources industries.
Advanced Devices
Advanced Devices includes the product lines from our Embedded Technologies, Timing, Applanix, Trimble Outdoors, Military and Advanced Systems (MAS), and ThingMagic businesses. With the exception of Trimble Outdoors and Applanix these businesses share several common characteristics: they are hardware centric, generally market to original equipment manufacturers, or OEM, system integrators or service providers, and have products that can be utilized in a number of different end-user markets and applications. The various operations that comprise this segment were aggregated on the basis that no single operation accounted for more than 10% of our total revenue, operating income or assets.
Within Embedded Technologies and Timing, we supply GNSS modules, licensing and complementary technologies, and GNSS-integrated sub-system solutions for applications requiring precise position, time or frequency. Embedded Technologies and Timing serves a broad range of vertical markets including telecommunications, automotive electronics, and commercial electronics. Sales are made directly to OEMs, system integrators, value-added resellers and service providers who incorporate our components into a complete system-level solution. We have a cooperative licensing deal with Nokia for our Global Navigation Satellite System (GNSS), patents related to designated wireless products and services involving location technologies, such as GPS, assisted GPS, or Galileo. We also have a licensing agreement with Marvell Semiconductors for our full GPS Digital Signal Processor (DSP) software as well as tools for development support and testing. Competitors in this market include Symmetricom, Inc. and u-blox.
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
Our Trimble Outdoors business utilizes GPS-enabled smartphones and feature phones to provide information for outdoor recreational activities. Some of the recreational activities include hiking, biking, backpacking, hunting, fishing, and boating.  Consumers purchase the Trimble Outdoors product through our wireless operator partners which include AT&T, Verizon, Sprint and T-Mobile or from our smartphone channels which include the Apple iTunes and Google Play stores. Competitors in this market include Alltrails and Motion X.
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
Representative products sold in this segment include:
GPS Receiver Modules—The Lassen®, Copernicus®, Condor™, and Panda™ families of GPS modules are full-function GPS modules in a variety of form factors, some smaller than your fingertip.
TM3000 Asset Tracking Device—Our TM3000 product is a flexible, open platform that enables a broad range of applications such as: fleet management, mobile asset tracking and recovery, and driver monitoring and assistance. This device integrates wireless communications, a positioning function, and an application engine in a package designed to meet the needs of service-focused businesses.
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
Trimble Outdoors Service—Our website (www.trimbleoutdoors.com) allows consumers to plan trips that sync with their GPS-enabled cell phones to enable off road navigation. Consumers can also research specific trips on-line as part of trip pre-planning.  After a trip users are able to share outdoor and off-road experiences on-line with their friends and family on the Trimble Outdoors website or through Facebook and Twitter.
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
Acquisitions and Joint Ventures
Our growth strategy is centered on developing and marketing innovative and complete value-added solutions to our existing customers, while also marketing them to new customers and geographic regions. In some cases, this has led to partnering with or acquiring companies that bring technologies, products or distribution capabilities that will allow us to establish a market beachhead, penetrate a market more effectively, or develop solutions more quickly than if we had done so solely through internal development. The following companies were acquired during fiscal 2012 and are combined in the results of operations since the date of acquisition:
Vico Software, Inc.
On October 31, 2012, we acquired the assets of privately-held Vico Software, Inc. (Vico) of Boulder, Colorado, a provider of 5D virtual construction software and consulting services. The Vico business performance is reported under our Engineering and Construction business segment.
Refraction Technology, Inc.

On October 4, 2012, we acquired the assets of privately-held Refraction Technology, Inc. (REF TEK) of Plano, Texas, a leading provider of seismic sensors and high-frequency data logging systems. The REF TEK business performance is reported under our Engineering and Construction business segment.
TMW Systems, Inc.
On October 2, 2012, we acquired privately-held TMW Systems Holding LLC, including its operating subsidiary, TMW Systems, Inc. (TMW) of Beachwood, Ohio, a provider of enterprise software to transportation and logistics companies. TMW’s performance is reported under our Mobile Solutions business segment.
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
GEOTrac Systems Inc.
On June 8, 2012, we acquired privately-held GEOTrac Systems Inc. of Calgary, Canada, a provider of wireless fleet management and worker safety solutions for the oil and gas industry. GEOTrac Systems Inc.’s performance is reported under our Mobile Solutions business segment.
SketchUp
On June 1, 2012, we acquired SketchUp, a popular 3D modeling platform, and related assets from Google Inc. SketchUp’s performance is reported under our Engineering and Construction business segment.
Gatewing
On April 5, 2012, we acquired privately-held Gatewing of Gent, Belgium, a provider of lightweight unmanned aerial vehicles for photogrammetry and rapid terrain mapping applications. Gatewing’s performance is reported under our Engineering and Construction business segment.
Plancal
On January 12, 2012, we acquired privately-held Plancal of Horgen, Switzerland, a 3D CAD/CAE and ERP software provider for the mechanical, electrical, plumbing, eating, ventilation and air conditioning industries in Western Europe. Plancal’s performance is reported under our Engineering and Construction business segment.
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
Patents, Licenses and Intellectual Property
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We hold approximately 1000 U.S. issued and enforceable patents and approximately 300 non-U.S. patents, the majority of which cover GNSS technology and other applications such as optical and laser technology. We also own numerous trademarks and service marks that contribute to the identity and recognition of Trimble and its products and services globally. We prefer to own the intellectual property used in our products, either directly or through subsidiaries. From time to time we license technology from third parties.
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
During fiscal 2012, sales to customers in the United States represented 47%, Europe represented 22%, Asia Pacific represented 16%, and other regions represented 15% of our total revenue. During fiscal 2011, sales to customers in the United States represented 45%, Europe represented 24%, Asia Pacific represented 15%, and other regions represented 16% of our total revenue. During fiscal 2010, sales to customers in the United States represented 46%, Europe represented 22%, Asia Pacific represented 18%, and other regions represented 14% of our total revenue.
Seasonality of Business
* Our individual segment revenue may be affected by seasonal buying patterns. Historically, the second fiscal quarter has been the strongest quarter for the Company driven by the construction buying season. However, as a result of several acquisitions made in the last two years, we may experience less seasonality in the future.
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
Manufacturing
Manufacturing of many of our GNSS products is subcontracted to Flextronics International Limited in Mexico. We utilize Flextronics for Survey, Field Solutions and Mobile Solutions products. We utilize Benchmark Electronics Inc. in China for our Component Technologies products. We utilize Jabil Mexico for our Construction and Mobile Solutions products. Our contract manufacturing partners are responsible for significant material procurement, assembly and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice.
We manufacture our laser and optics-based products, as well as some of our GNSS products, at our plants in Dayton, Ohio; Danderyd, Sweden and Shanghai, China. Some of these products or portions of these products are also subcontracted to third parties for assembly.
Our design manufacturing and distribution sites in Dayton, Ohio; Sunnyvale, California; Danderyd, Sweden; Eersel, Netherlands and Shanghai, China are registered to ISO9001:2000, covering the design, production, distribution, and servicing of all our products.
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
Our research and development expenditures, net of reimbursed amounts were $256.5 million for fiscal 2012, $197.0 million for fiscal 2011, and $150.1 million for fiscal 2010.
* We expect to continue investing in research and development with the goal of maintaining or improving our competitive position, as well as the goal of entering new markets.
Employees
At the end of fiscal 2012, we employed 6,561 employees, including 17% in manufacturing, 32% in engineering, 33% in sales and marketing, and 18% in general and administrative positions. Approximately 51% of employees are in locations outside the United States.

Some employees in Sweden are represented by unions. Some employees in Germany and France are represented by works councils. We also employ temporary and contract personnel that are not included in the above headcount numbers. We have not experienced work stoppages or similar labor actions.
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
In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:
Trimble Navigation Limited
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations Telephone: 408-481-8000
Executive Officers
The names, ages and positions of the Company’s executive officers as of February 21, 2013 are as follows:

Name	Age	Position
Steven W. Berglund	61	President and Chief Executive Officer
Rajat Bahri	48	Chief Financial Officer
Bryn A. Fosburgh	50	Vice President
Christopher W. Gibson	51	Vice President
Mark A. Harrington	57	Vice President
Jürgen D. Kliem	55	Vice President
James A. Kirkland	53	Vice President and General Counsel
Julie A. Shepard	55	Vice President, Finance
James A. Veneziano	51	Vice President
Steven W. Berglund—Steven Berglund has served as president and chief executive officer of Trimble since March 1999. Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, a group within Spectra Physics AB. Mr. Berglund’s business experience includes a variety of senior leadership positions with Spectra Physics, and manufacturing and planning roles at Varian Associates. Hebegan his career as a process engineer at Eastman Kodak. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering. Mr. Berglund received his M.B.A. from the University of Rochester. Mr. Berglund is the current chair of the board of directors of the Silicon Valley Leadership Group and a member of the board of trustees of World Educational Services. He is also a member of the construction sector board of the Association of Equipment Manufacturers.
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
Bryn A. Fosburgh—Mr.Fosburgh currently serves as vice president for Trimble's heavy and highway construction business, and Trimble's Buildings group, which includes the following markets: architecture, owner, structures, MEP, and general contractor markets. From 2009 to 2010, Mr. Fosburgh served as vice president for Trimble's Construction Division, with responsibility for a number of corporate functions and geographical regions. From 2007 to 2009, Mr. Fosburgh was vice president for Trimble's Construction and Agriculture Divisions, and from 2005 to 2007, Mr. Fosburgh served as vice president and general manager of Trimble's Engineering and Construction Division. Mr. Fosburgh joined Trimble in 1994 and has held numerous roles, including vice president and general manager for Trimble's geomatics and engineering division, and division vice president of survey and infrastructure. Prior to Trimble, Mr. Fosburgh was a civil engineer and also held various positions for the U.S. Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. in civil engineering from Purdue University in 1989.

Christopher W. Gibson—Christopher W. Gibson currently serves as vice president for Trimble's Survey, Geospatial, Geographic Information System (GIS), Infrastructure, Rail, Land Administration and Environmental Solutions businesses. Mr. Gibson joined Trimble in 1998 as European finance and operations director. In 2009, he was appointed to serve as vice president responsible for Trimble’s Survey Division, and in December 2010, those responsibilities were expanded to include oversight of geographic regions and divisions, including Building Construction, Construction Tools, and the Hilti joint venture. From 2008 to 2009, Mr. Gibson served as the general manager for the Survey Division, and from 2005 to 2008, he was general manager for the Global Services Division. Prior to Trimble, Mr. Gibson’s business experience includes a number of financial management roles with Tandem Computers, and financial analyst roles with Unilever subsidiaries. Mr. Gibson received a BA in Business Studies in 1985 from Thames Polytechnic, now the University of Greenwich, and was admitted as a Fellow to the Chartered Institute of Management Accountants in 1994.
Mark A. Harrington—Mark Harrington has served as a vice president of Trimble since 2004, and currently serves as vice president for Trimble's Agriculture, Forestry, Water and Energy Utilities and Public Safety Divisions, with responsibility for several corporate functions and geographical regions. From 2007 to 2009, Mr. Harrington served as vice president for Trimble's Survey and Mapping and GIS Divisions, and from 2004 to 2007, he served as vice president of strategy and business development. Prior to Trimble, Mr. Harrington served as vice president of finance at Finisar Corporation, chief financial officer for Cielo Communications, Inc., and Vixel Corporation, vice president of finance for Spectra-Physics Lasers, Inc. and vice president of finance for Spectra-Physics Analytical, Inc. Mr. Harrington began his career at Varian Associates, Inc. Mr. Harrington received his B.S. in Business Administration from the University of Nebraska-Lincoln.
Jürgen D. Kliem—Jürgen Kliem currently serves as vice president for several businesses within the Advanced Devices segment, and is also responsible for various corporate functions, including key accounts and government funded projects. Mr. Kliem previously served as vice president of strategy and business development from 2008 until 2012. From 2002 to 2008, Mr. Kliem served as general manager of Trimble's Survey Division, and prior to that, Mr. Kliem was responsible for Trimble's Engineering and Construction Division in Europe. Mr. Kliem held various leadership roles at Spectra Precision, which was acquired by Trimble, and at Geotronics, a company acquired by Spectra Precision. Before joining Geotronics, Mr. Kliem worked in a privately-held surveying firm addressing cadastral, construction, plant and engineering projects. Mr. Kliem received a Diplom Ingenieur degree from the University of Essen, Germany in 1982.
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
James A. Veneziano—James A. Veneziano has served as a vice president of Trimble since 2009 and is currently responsible for Trimble's Mobile Solutions, Data Services and Hosting, Global Services, portions of the Advanced Devices segment and Strategy and Business Development. Mr. Veneziano joined Trimble in 1990 as a manufacturing engineer in the Company's Operations group. In 1993, he was appointed director of Operations. In 1998, Mr. Veneziano was appointed director of marketing for Agriculture and Mapping and GIS. From 2000 to 2005, Mr. Veneziano served as the general manager of Trimble's Agriculture business. From 2005 to 2009, he was the general manager of Trimble's Construction business. Prior to joining Trimble, Mr. Veneziano worked for Hewlett-Packard in a variety of manufacturing positions including development engineer and engineering supervisor as well as new product introduction manager. He received a B.S. in electrical engineering from Colorado State University in Fort Collins in 1984.

Item 1A.	Risk Factors
RISKS AND UNCERTAINTIES

You should carefully consider the following risk factors, in addition to the other information contained in this Form 10-K and in any other documents to which we refer you in this Form 10-K, before purchasing our securities. The risks and uncertainties described below are not the only ones we face.
Our operating results in each quarter may be affected by special conditions, such as seasonality, late quarter purchases, weather, economic conditions, and other potential issues
Due in part to the buying patterns of our customers, a significant portion of our quarterly revenue occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter, although our operating expense tends to remain fairly predictable. Engineering and Construction purchases tend to occur in early spring, and governmental agencies tend to utilize funds available at the end of the government’s fiscal year for additional purchases at the end of our third fiscal quarter in September of each year. Concentrations of orders sometimes also occur at the end of our other two fiscal quarters. Additionally, a majority of our sales force earns commissions on a quarterly basis which may cause concentrations of orders at the end of any fiscal quarter. It could harm our operating results if for any reason expected sales are deferred, orders are not received, or shipments are delayed a few days at the end of a quarter. Over the last few years we have derived an increasing percentage of our revenue from software. Revenue recognition for such sales can be complicated and if we are not able to satisfy all of the elements for recognition associated with software sales, this could impact the amount of revenue we report in any quarterly period.
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
Customer collections are our primary source of cash. While we believe we have a strong customer base and have experienced strong collections in the past, negative economic conditions may result in increased collection times or greater write-offs, which could have a material adverse effect on our cash flow. Any write-off of goodwill or intangible assets could also negatively impact our financial results. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.
Investing in and integrating new acquisitions could be costly and may place a significant strain on our management systems and resources which could negatively impact our operating results
We have recently acquired a number of companies, and intend to continue to acquire other companies. Acquisitions of companies entail numerous risks, including:

•	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration,

•	loss of key employees of acquired operations,

•	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies,

•	the potential disruption of our ongoing business,

•	unanticipated expense related to acquisitions; including significant transactions costs which under the current accounting rules, are required to be expensed rather than capitalized,

•	unanticipated difficulties in conforming policies, procedures, internal controls, and financial records of acquisitions with our own business,

•	the impairment of relationships with employees and customers of either an acquired company or our own business, and

•	the potential unknown liabilities associated with an acquired business.
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

Companies that we acquire may operate with different cost and margin structures, which could further cause fluctuations in our operating results and adversely affect our operating margins.
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
We are currently in various stages of multiple year examinations by federal, state, and foreign taxing authorities, including a review of our 2010 and 2011 tax years by the U.S. Internal Revenue Service, or IRS. Our effective tax rate is based on the geographic mix of earnings, statutory rates, inter-company transfer pricing, and enacted tax rules. If the IRS or the taxing authorities of any other jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings would be adversely affected.
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
Any ITU or local reallocation of radio frequency bands, including frequency band segmentation and sharing of spectrum, or other modifications of the permitted uses of relevant frequency bands, may materially and adversely affect the utility and reliability of our products and have significant negative impacts on our customers. For example, the FCC has been considering proposals to repurpose spectrum adjacent to the GPS bands for terrestrial broadband wireless operations throughout the United States. If the FCC were to permit implementation of such proposals, or similar proposals, terrestrial broadband wireless operations could create harmful interference to GPS receivers within range of such operations and impose costs to retrofit or replace affected receivers.
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
We face competition in our markets which could decrease our revenue and growth rates or impair our operating results and financial condition
Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GNSS, software, optical and laser suppliers and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants, particularly from emerging markets such as China and India. In addition, as we sell an increasing amount of software and subscription services, we face competition from a group of large well established companies with whom we have not previously competed. This may require us to rapidly adapt to technological and customer preference changes that we have not previously been exposed to, including those related to cloud computing, mobile devices and new computing platforms. The competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could decrease our revenue and growth rates or impair our operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales, and other resources than we do.
Our debt could adversely affect our cash flow and prevent us from fulfilling our financial obligations
On November 21, 2012, we entered into an amended and restated credit agreement with a group of lenders (the “2012 Credit Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.4 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Subject to the terms of the 2012 Credit Facility, the revolving loan facility may be increased, and/or additional term loan commitments may be established, in an aggregate principal amount up to $300.0 million. Additionally, we have a $75 million uncommitted revolving loan facility which is callable by the bank at any time and has no covenants. At the end of fiscal 2012, our total debt was comprised primarily of a term loan of $700.0 million and a revolving credit line of $208.0 million under the 2012 Credit Facility. Debt incurred under this agreement could have important consequences, such as:

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
Additionally, if we were to default under our amended credit agreement and were unable to obtain a waiver for such a default, interest on the obligations would accrue at an increased rate and the lenders could accelerate our obligations under the amended credit agreement. That acceleration will be automatic in the case of bankruptcy and insolvency events of default. Additionally, our subsidiaries that have guaranteed the amended credit agreement could be required to pay the full amount of our obligations under the amended credit agreement. Any such enforcement action on the part of the lenders against us or our subsidiaries would harm our financial condition.
We are subject to the impact of governmental and other similar certifications processes and regulations which could adversely affect our products and our business
We market certain products that are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GNSS receiver and data communications products sold in the European community. In the future, U.S. governmental authorities may propose GPS receiver testing and certification for compliance with published GPS signal interface or other specifications. An inability to obtain any such certifications in a timely manner could have an adverse effect on our operating results. Governmental authorities may also propose other forms of GPS receiver performance standards, which may limit design alternatives, hamper product innovation or impose additional costs. Some of our products that use integrated radio communication technology require product type certification and some products require an end user to obtain licensing from the FCC for frequency-band usage. These are secondary licenses that are subject to certain restrictions. An inability or delay in obtaining such certifications or changes to the rules by the FCC could adversely affect our ability to bring our products to market which could harm our customer relationships and therefore, our operating results. Any failure to obtain the requisite certifications could also harm our operating results.
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
Currently, we routinely hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. Our attempts to hedge against these risks could be unsuccessful and expose us to losses.
We may not be able to enter into or maintain important alliances
We believe that in certain business opportunities our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon and CNH Global. Our failure to form and maintain such alliances, or the pre-emption of such alliances by actions of competitors, will adversely affect our ability to penetrate emerging markets. We also utilize dealer networks, including those affiliated with some of our strategic allies such as Caterpillar and CNH Global, to market, sell and service some of our products. Disruption of dealer coverage within a specific geographic market could cause difficulties in marketing, selling or servicing our products and have an adverse effect on our business, operating results or financial condition. Moreover, dealers who carry products that compete with our products may focus their inventory purchases and sales efforts on goods provided by competitors due to industry demand or profitability. Such inventory adjustments and sourcing decisions can adversely impact our sales, financial condition and results of operations. If we experience problems from current or future alliances or our dealer network, it could harm our operating results and we may not be able to realize value from any such strategic alliances.
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
We may be unable to replace lost revenue due to customer cancellations or renewals at lower rates
An increasing portion of our revenue is generated through software maintenance and subscription revenue; decreases in maintenance or subscription attach or renewal rates or a decrease in the number of new licenses or hardware sold with subscription services could negatively impact our future revenue and financial results.
Our customers have no obligation to renew their agreements for our software maintenance or subscription services after the expiration of their initial contract period, which range from one to five years. Our customers' attach and renewal rates may decline or fluctuate as a result of a number of factors, including the overall global economy, the health of their businesses and customer dissatisfaction with our services. If customers do not renew their contracts for our products, our maintenance and subscription revenue will decline and our financial results will suffer.
A portion of the growth of our maintenance revenue has typically been associated with growth of the number of licenses that we sell. Any reduction in the number of licenses that we sell, even if our customers' attach rates do not change, will have a negative impact on our future maintenance revenue growth. In addition, a portion of the growth of our subscription revenue has typically been associated with the growth in the number of hardware sales that we sell in conjunction with the subscription services. Any reduction in the number of hardware sales will have a negative impact on our future subscription service growth. This in turn would impact our business and harm our financial results.
Changes to our licensing or subscription renewal programs, or bundling of our products, could negatively impact the timing of our recognition of revenue.
We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period, including offering additional products in a software as a service model. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition.
Further, we may be required to defer the recognition of revenue that we receive from the sale of certain bundled products, if we have not established vendor specific objective evidence, or VSOE, for the undelivered elements in the arrangement in accordance with generally accepted accounting principles in the United States, or GAAP. A delay in the recognition of revenue from sales of these bundled products may cause fluctuations in our quarterly financial results and may adversely affect our operating margins.

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
We rely on specific suppliers for a number of our critical components and on other contract manufacturers, including Benchmark Electronics and Jabil, for the manufacture, test and assembly of certain products and components. We have experienced shortages of components in the past. Our current reliance on specific or a limited group of suppliers and contract manufacturers involves risks, including a potential inability to obtain an adequate supply of required components, reduced control over pricing and delivery schedules, discontinuation of certain components, and economic conditions which may adversely impact the viability of our suppliers and contract manufacturers. This situation may be exacerbated during any period of economic recovery or a competitive environment. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand as well as our operating results.
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
We are dependent on new products and services and if we are unable to successfully introduce them into the market, our customer base may decline or fail to grow as anticipated
Our future revenue stream depends to a large degree on our ability to bring new products and services to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products and services, enhance existing products and achieve market acceptance of such products and services. We may incur problems in the future in innovating and introducing new products and services. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products and services, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. If we are unable to introduce new products and services, if other companies develop similar technology products and services, or if we do not develop compelling new products and services, our number of customers may not grow as anticipated, or may decline, which could harm our operating results. In addition, many of our products and services are increasingly focused on software and subscription services. The software industry is characterized by rapidly changing customer preferences which require us to address multiple delivery platforms, new mobile devices and cloud computing. Life cycles of software products can be short and this can exacerbate the risks associated with developing new products.
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
Many of our products rely on GNSS technology, GPS and other satellite systems, which may become inoperable and result in lost revenue
GNSS technology, GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. Many of the GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 31 satellites in place, over a third have already been in operation for more than 15 years on average. To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites below the 24-satellite standard established for GPS may impair the utility of the GPS system and the growth of current and additional market opportunities. GPS satellites and ground control segments are being modernized. GPS modernization software updates can cause problems. We depend on public access to open technical specifications in advance of GPS updates.
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
Our business is subject to disruptions and uncertainties caused by war, terrorism, or civil unrest
Acts of war, acts of terrorism, cyber-attacks, or other circumstances of civil unrest, especially any directed at the GNSS signals or systems, could have a material adverse impact on our business, operating results, and financial condition. The threat of terrorism and war and heightened security and military response to this threat, or any future acts of terrorism, may invoke a redeployment of the satellites used in GNSS or interruptions of the system. Civil unrest or other political activities may impact regional economies through work stoppages and limitations on foreign business transactions. To the extent that such interruptions result in delays or cancellations of orders, or the manufacture or shipment of our products, it could have a material adverse effect on our business, results of operations, and financial condition.
Our products are highly technical, and some of our software relies on third party technologies including open source software, so if integration or incompatibility issues arise with these technologies, these technologies become unavailable or our products contain errors, defects or security vulnerabilities, our product and services development may be delayed, our reputation could be harmed and our business could be adversely affected
Our products, including our software products, are highly technical and complex and, when deployed, may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. In addition, we rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. Errors, viruses or bugs may also be present in software that we license from third parties and incorporate into our products or in third party software that our customers use in conjunction with our software. In addition, our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third party software that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects or security vulnerabilities in our products or any defects in, or compatibility issues with, any third party software or customers’ network environments discovered after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, theft of our trade secrets, data or intellectual property and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Undiscovered vulnerabilities in our products alone or in combination with third party software could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products.
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
The volatility of our stock price could adversely affect an investment in our common stock

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2012, our stock price ranged from $39.81 to $59.83. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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
Our information systems or those of our outside vendors may be subject to disruption, delays or security incidents that could adversely impact our customers and operations
We rely on our information systems and those of third parties for things such as processing customer orders, delivery of products, providing services and support to our customers, billing and tracking our customers, hosting and managing customer data, and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business.
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
Our global operations expose us to risks and challenges associated with conducting business internationally, and our results of operations may be adversely affected by our efforts to comply with U.S. laws which apply to international operations, such as the Foreign Corrupt Practices Act and US export control laws, as well as the laws of other countries
We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australasia and North America. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as export control laws and the FCPA, and similar laws in other countries which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.
In addition, we operate in many parts of the world that have experienced significant governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that U.S. law and regulations prohibit us from using. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.
In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems,

•	political and economic instability,

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers,

•	difficulties and costs of staffing and managing foreign operations,

•	difficulties protecting or procuring intellectual property rights, and

•	fluctuations in foreign currency exchange rates.
These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
The following table sets forth the significant real property that we own or lease as of February 21, 2013:

Location	Segment(s) served	Size in Sq. Feet
Sunnyvale, California	All	160,000
Huber Heights (Dayton), Ohio	Engineering & Construction	207,200
	Field Solutions	64,000
Westminster, Colorado	Engineering & Construction Field Solutions	97,000
Corvallis, Oregon	Engineering & Construction	51,370
Richmond Hill, Canada	Advanced Devices	50,200
Danderyd, Sweden	Engineering & Construction	93,900
Christchurch, New Zealand	Engineering & Construction Mobile Solutions Field Solutions	32,000
Milpitas, California	Mobile Solutions	53,000
Espoo, Finland	Engineering & Construction Field Solutions	20,036
Minnetonka, Minnesota	Mobile Solutions	50,731
Beachwood, Ohio	Mobile Solutions	32,083
Chennai, India	Engineering & Construction Mobile Solutions	37,910
In addition, we lease a number of smaller offices around the world primarily for sales, manufacturing and other functions. For financial information regarding obligations under leases, see Note 8 of the Notes to the Consolidated Financial Statements.
* We believe that our facilities are adequate to support current and near-term operations, although the current leased facility in Westminster, Colorado is set to expire in 2013. In 2012, we began building a 125,000 square feet new facility on our own land also in Westminster, Colorado that is scheduled to be completed in 2013.

Item 3.	Legal Proceedings
From time to time, we are involved in litigation arising out of the ordinary course of our business. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or their property is subject.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ under the symbol “TRMB.” The table below sets forth, during the periods indicated, the high and low per share sale prices for our common stock as reported on the NASDAQ.

	2012		2011
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
First quarter	$55.57	$39.81	$52.30	$39.40
Second quarter	55.95	44.24	52.12	36.50
Third quarter	53.99	40.02	41.96	32.42
Fourth quarter	59.83	45.16	45.04	31.88
Stock Repurchase Program
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
As of February 25, 2013, there were approximately 811 holders of record of our common stock.
Dividend Policy
We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this Annual Report on Form 10-K. At this time, we intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Under the existing terms of our credit facility, we may pay dividends and repurchase shares of our common stock so long as no default or event of default exists and the leverage ratio as of the end of the most recent fiscal quarter is less than 3.00:1.00 after giving pro forma effect to certain restricted payments and to any incurrence or repayment of indebtedness after the end of the fiscal quarter.  We may also pay dividends and repurchase shares of our common stock so long as certain conditions are met.
On February 11, 2013, our Board of Directors approved a 2-for-1 split of all outstanding shares of our common stock. Each shareholder of record of our common stock on the close of business on March 6, 2013 will be entitled to receive one additional share of common stock for every outstanding share held on the record date. The distribution of the new shares will occur on March 20, 2013 and trading will begin on a split-adjusted basis on March 21, 2013. All shares and per share information presented herein does not reflect the upcoming stock split.

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

Fiscal Years	2012	2011	2010	2009	2008
(Dollar in thousands, except per share data)
Revenue	$2,040,113	$1,644,065	$1,293,937	$1,126,259	$1,329,234
Gross margin	$1,046,177	$829,581	$645,501	$549,868	$649,136
Gross margin percentage	51.3%	50.5%	49.9%	48.8%	48.8%
Net income attributable to Trimble Navigation Ltd.	$191,060	$150,755	$103,660	$63,446	$141,472
Net income	$189,716	$148,909	$103,613	$63,963	$140,973
Earnings per share
—Basic	$1.52	$1.23	$0.86	$0.53	$1.17
—Diluted	$1.49	$1.20	$0.84	$0.52	$1.14
Shares used in calculating basic earnings per share	125,566	122,725	120,352	119,814	120,714
Shares used in calculating diluted earnings per share	128,387	126,133	123,798	122,208	124,235

At the End of Fiscal Year	2012	2011	2010	2009	2008
(Dollar in thousands)
Total assets	$3,469,104	$2,652,475	$1,866,892	$1,753,277	$1,635,016
Non-current portion of long-term debt and other non-current liabilities	$931,388	$543,543	$194,003	$211,021	$213,017

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
EXECUTIVE LEVEL OVERVIEW
Trimble's focus is on integrating its broad technological and application capabilities to create system-level solutions that transform how work is done within the industries we serve, enhancing productivity, accuracy, safety and regulatory compliance for our customers. The majority of our markets are end-user markets, including engineering and construction firms, surveyors, farmers, governmental organizations, energy and utility companies and organizations who must manage fleets of mobile workers and assets. We also provide components to original equipment manufacturers to incorporate into their products. In the end user markets, we provide stand-alone systems which may consist of software, hardware or some combination of the two, as well as integrated enterprise or workflow solutions which address the entire work process. Some examples of our solutions include products that automate and simplify the process of surveying land, products that automate the control, management and utilization of equipment such as tractors and bulldozers, products for engineering or building design, construction and operations management, products that enable a company to manage its mobile workforce and assets, and products that allow municipalities or utilities to manage their fixed assets and operations. To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices.
Solutions targeted at the end-user make up a significant majority of our revenue. To create compelling products, we must attain an understanding of the end users' needs and work flow, and of how our broad based technological capabilities can be deployed and integrated to enable that end user to work faster, more efficiently, more accurately and more safely. We use this knowledge to create highly innovative solutions that change the way work is done by the end-user. With the exception of our Mobile Solutions and Advanced Devices segments, our products are primarily sold through a dealer channel, and it is crucial that we maintain a proficient, global, third-party distribution channel.
We continue to execute our strategy with a series of actions across new and existing markets:
Reinforcing our position in new and existing markets
We believe many of our markets continue to be underpenetrated and provide us with additional, substantial potential for substituting our technology for traditional methods. We continue to utilize the strength of the Trimble brand in our markets to expand our revenue by bringing new products to both new and existing users.
In our Engineering and Construction segment, during the year we acquired SketchUp, one of the most popular 3D modeling tools in the world which allows modelers worldwide, across a wide range of industries, to express design concepts easily, accurately and efficiently. Subsequently, we were able to extend our BIM-to-Field Capabilities for building contractors by launching the first integration of SketchUp file import capabilities into the Trimble Field Link layout software. Trimble Field Link now allows contractors to take their 3D SketchUp Pro models from the office into the field for quick site verification and viability testing of the proposed prototype. We demonstrated our leadership in technology innovation by introducing the Trimble R10 GNSS system, which is our next generation state-of-the-art GNSS surveying solution. It is the smallest and lightest receiver in its class yet combines powerful features and groundbreaking technologies.
In our Field Solutions segment, the Agriculture division introduced four new innovations designed to assist growers with planting and spreading operations-Vehicle Sync, seed monitoring capability, application management of up to two variable rate products and spinner speed control. These innovations enable enhanced grower efficiency by increasing the quality of seed placement and providing real-time wireless communication between vehicles in the field. Furthermore, we launched the Connected Farm application for smartphone platforms which gives farmers an easy-to-use tool to capture field data for later viewing and analysis online, while also providing agronomists with access to additional data they can use to better assess the needs of their customers.
In our Mobile Solutions segment, our acquisition of trucking industry enterprise software TMW Systems will further expand our transportation and logistics reach. TMW's software capability spans the entire surface transportation lifecycle, delivering visibility, control and decision support for the intricate relationships and complex processes involved in the movement of freight. TMW's enterprise software currently integrates with Trimble's T&L solutions on many fleets and when combined will jointly serve more than 3,000 fleets around the world.

In our Advanced Devices segment, we introduced our next-generation UHF RFID reader module which is designed to be embedded into a wide variety of handheld, portable and stationary devices. The exceptionally small size and powerful performance of the Mercury6e-Micro yields increased efficiency, reduced development costs and time-to-market advantages for RFID applications.
Bringing existing technology to new geographic markets
We continue to position ourselves in newer geographic markets that will serve as important sources of future growth. In our Engineering and Construction segment, we further expanded our network of SITECH Technology Dealers during the year by adding new dealerships to serve geographic markets such as Bahrain, Kuwait, Qatar, United Arab Emirates, Tunisia and Siberia. We also expanded coverage of our satellite-delivered Trimble RTX technology to most of the world. This technology enables the Trimble xFill service, a new technique in surveying that allows surveyors to continue working in the event the primary correction stream is not available. In our Field Solutions segment, our high-accuracy CenterPoint RTX correction service is also now available worldwide for agriculture customers. This GPS and GLONASS-enabled correction service is delivered via cellular communications and is currently certified for use in 38 countries on 5 continents. In our Mobile Solutions segment, we announced that Holcim Services (South Asia) Limited, a unit of Holcim Group, one of the largest global cement manufacturers, will deploy the Trimble trako Fleet Management and Visual Cargo solutions in their outbound logistics fleet that transports cement to various destinations across India.
Our acquisition of Plancal Corporation (headquartered in Horgen, Switzerland), a leading 3D CAD/CAE and ERP software provider for the mechanical, electrical, and plumbing (MEP) and HVAC industries also helps to broaden our industry-leading BIM to Field solutions for MEP and HVAC contractors in Western Europe.
We also continue to focus on expansion initiatives in Africa, China, India, the Middle-East, Russia, South America and South East Asia.
Recent Development
On February 11, 2013, our Board of Directors approved a 2-for-1 split of all outstanding shares of our common stock. Each shareholder of record of our common stock on the close of business on March 6, 2013 will be entitled to receive one additional share of common stock for every outstanding share held on the record date. The distribution of the new shares will occur on March 20, 2013 and trading will begin on a split-adjusted basis on March 21, 2013. All shares and per share information presented herein does not reflect the upcoming stock split.
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
Some of our subscription product offerings include hardware, subscription services and extended warranty. Under these hosted arrangements, the customer typically does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Upfront fees related to our hosted solutions typically consist of amounts for the in-vehicle enabling hardware device and peripherals.
Our multiple deliverable product offerings include hardware with embedded firmware, extended warranty, software, PCS services and subscription services, which are considered separate units of accounting. For certain of our products, software and non-software components function together to deliver the tangible product’s essential functionality.
In evaluating the revenue recognition for our hardware or subscription agreements which contain multiple deliverable arrangements, we determined that in certain instances we were not able to establish VSOE for some or all deliverables in an arrangement as we infrequently sold each element on a standalone basis, did not price products within a narrow range, or had a limited sales history. When VSOE cannot be established, we attempt to establish the selling price of each element based on relevant third-party evidence (TPE). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to establish the selling price of an element based on TPE.
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
Allowance for Doubtful Accounts
Our accounts receivable balance, net of allowance for doubtful accounts and sales returns reserve, was $323.5 million at the end of fiscal 2012, as compared with $275.2 million at the end of fiscal 2011. The allowance for doubtful accounts was $6.3 million and $6.7 million at the end of fiscal 2012 and 2011, respectively. We evaluate ongoing collectibility of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.
Inventory Valuation
Our inventories, net balance was $240.5 million at the end of fiscal 2012 as compared with $232.1 million at the end of fiscal 2011. Our inventory allowances at the end of fiscal 2012 were $40.3 million, as compared with $37.6 million at the end of fiscal 2011. Our inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, or obsolescence balances. Factors influencing these adjustments include decline in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. If actual factors are less favorable than those projected by us, additional inventory write-downs may be required.
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
Our valuation allowance is primarily attributable to net operating losses and research and development credit carryforwards. Management believes that it is more likely than not that we will not realize these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts. Valuation allowance adjustments associated with an acquisition after the measurement period are recorded through income tax expense.
Goodwill and Purchased Intangible Assets
Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination, are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks, and in-process research and development.  The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one to ten years with a weighted average useful life of 6.5 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The annual goodwill impairment testing is performed in the fourth fiscal quarter of each year based on the values on the first day of that quarter. Goodwill is reviewed for impairment utilizing a two-step process.  However, the provisions of the accounting standard for goodwill and other intangibles allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2012, we performed a quantitative test for all of our reporting units. In the first step of this test, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. When we perform a quantitative assessment of goodwill impairment, the determination of fair value of a reporting unit involves the use of significant estimates and assumptions. The discounted cash flows are based upon, among other things, assumptions about expected future operating performance using risk-adjusted discount rates. Actual future results may differ from those estimates. As of the first day of the fourth quarter of fiscal 2012, for each reporting unit, our estimated fair values exceeded the carrying value by substantial margins on a percentage basis. However for certain earlier stage reporting units, due to the smaller magnitude of the carrying value and fair value of each respective reporting units, the margins by which the fair value exceeded the carrying value on an absolute dollar basis were relatively small.
Depreciation and amortization of the intangible assets and other long-lived assets is provided using the straight-line method over their estimated useful lives, reflecting the pattern of economic benefits associated with these assets. Changes in circumstances such as technological advances, changes to our business model, or changes in the capital strategy could result in the actual useful lives of intangible assets or other long-lived assets differing from initial estimates. In those cases where we determine that the useful life of an asset should be revised, the net book value in excess of the estimated residual value will be depreciated over its revised remaining useful life. These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable based on their future cash flows. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value.
Warranty Costs
The liability for product warranties was $17.1 million at the end of fiscal 2012, as compared with $18.4 million at the end of fiscal 2011. We accrue for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on our behalf. Our expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to 5.5 years.
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
Stock-Based Compensation
We recognize compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. The grant date fair value for options is estimated using a binomial valuation model. The fair value of rights to purchase shares under our employee stock purchase plan is estimated using the Black-Scholes option-pricing model.
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
We base the expected stock price volatility for stock purchase rights on implied volatilities of traded options on our stock and our expected stock price volatility for stock options is based on a combination of our historical stock price volatility for the period commensurate with the expected life of the stock option and the implied volatility of traded options. The use of implied volatilities is based upon the availability of actively traded options on our stock with terms similar to our awards and also upon our assessment that implied volatility is more representative of future stock price trends than historical volatility. However, because the expected life of our stock options is greater than the terms of our traded options, we use a combination of our historical stock price volatility commensurate with the expected life of our stock options and implied volatility of traded options.
We estimate the expected life of the awards based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the options and purchase rights. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the awards.
We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero.
Stock-based compensation expense recognized in the Consolidated Statement of Income for fiscal 2012, 2011 and 2010 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. The stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
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

Fiscal Years	2012	2011	2010
(Dollars in thousands)
Revenues:
Product	$1,566,975	$1,345,876	$1,090,420
Service	262,889	159,095	109,185
Subscription	210,249	139,094	94,332
Total revenue	$2,040,113	$1,644,065	$1,293,937
Gross margin	1,046,177	829,581	645,501
Gross margin %	51.3%	50.5%	49.9%
Total consolidated operating income	212,568	156,402	127,602
Operating income %	10.4%	9.5%	9.9%
Basis of Presentation
We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2012 was December 28, 2012. Fiscal 2012, 2011, and 2010 were all 52-week years.
Revenue
Beginning in the first quarter of fiscal 2012, we have presented revenue separately for products, services and subscriptions. Prior year amounts have been reclassified to conform to the current year presentation.
In fiscal 2012, total revenue increased by $396.0 million, or 24%, to $2.04 billion from $1.64 billion in fiscal 2011. Of this increase, product revenue increased $221.1 million, or 16%, service revenue increased $103.8 million, or 65%, and subscription revenue increased $71.2 million, or 51%. The product and service revenue increase in fiscal 2012 as compared to fiscal 2011 was driven by organic growth and acquisitions not applicable in the prior periods including Tekla and PeopleNet which were both acquired in the third quarter of 2011. Subscription revenue increased primarily due to organic growth and PeopleNet.
On a segment basis, the increase in fiscal 2012 was primarily due to stronger results from the Engineering and Construction, Field Solutions and Mobile Solutions segments. Engineering and Construction revenue increased $182.9 million, or 20%, Field Solutions increased $68.2 million, or 16%, Mobile Solutions increased $129.6 million, or 59%, and Advanced Devices increased $15.3 million, or 15%, as compared to fiscal 2011. Revenue growth within Engineering and Construction was driven by growth from all main product categories, particularly sales of heavy and highway and vertical construction solutions, as well as the impact of acquisitions. Field Solutions revenue increased primarily due to continued strength in the Agriculture market driven by continued strength in commodity prices and farmer income and to a lesser extent, a full year of revenue from Tekla. Mobile Solutions revenue increased primarily due to PeopleNet's continued organic growth as well as the incremental impact of the PeopleNet acquisition itself, which closed in the third quarter of fiscal 2011. To a lesser extent, the fourth quarter 2012 TMW acquisition also had an impact on Mobile Solutions revenue growth. Advanced Devices revenue increased primarily due to unusually stronger sales of timing devices related to cellular infrastructure build-outs and to a lesser extent, stronger sales of embedded devices.
In fiscal 2011, total revenue increased by $350.1 million, or 27%, to $1.64 billion from $1.29 billion in fiscal 2010. Of this increase, product revenue increased $255.5 million, or 23%, service revenue increased $49.9 million, or 46%, and subscription revenue increased $44.8 million, or 47%. The product and service revenue increase in fiscal 2011 as compared to fiscal 2010 was driven by organic growth and acquisitions not applicable in the prior periods including Tekla and PeopleNet which were both acquired in the third quarter of 2011. Subscription revenue increased primarily due to organic growth and PeopleNet.
On a segment basis, the increase in fiscal 2011 was primarily due to stronger results from the Engineering and Construction and Field Solutions segments. Engineering and Construction revenue increased $187.4 million, or 26%, Field Solutions increased $95.6 million, or 30%, Mobile Solutions increased $64.3 million, or 41%, and Advanced Devices increased $2.8 million, or 3%, as compared to fiscal 2010. Revenue growth within Engineering and Construction was driven by strong organic growth due to expanded distribution, improved end user markets and acquisitions, including Tekla. Sales were strong in the U.S. and Europe for heavy and highway and survey products. Additionally, Field Solutions revenue increased primarily due to the increased demand for agricultural products as relatively high commodity prices led to good farmer income and spending. Mobile Solutions revenue increased primarily due to the PeopleNet acquisition and growth within the existing business, partially offset by the loss of a large customer in the second quarter of 2010.
* During fiscal 2012, sales to customers in the United States represented 47%, Europe represented 22%, Asia Pacific represented 16% and other regions represented 15% of our total revenue. During fiscal 2011, sales to customers in the United States represented 45%, Europe represented 24%, Asia Pacific represented 15%, and other regions represented 16% of our total revenue. During the 2010 fiscal year, sales to customers in the United States represented 46%, Europe represented 22%, Asia Pacific represented 18%, and other regions represented 14% of our total revenue. We anticipate that sales to international customers will continue to account for a significant portion of our revenue.
* No single customer accounted for 10% or more of our total revenue in fiscal 2012, 2011 and 2010. It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by us may adversely affect the results of operations.
Gross Margin
Our gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, new product start-up costs, and foreign currency translations.
In fiscal 2012, our gross margin increased by $216.6 million as compared to fiscal 2011 primarily due to the increase in total revenue. Gross margin as a percentage of total revenue was 51.3% in fiscal 2012 and 50.5% in fiscal 2011. The increase in the gross margin percentage was due to improved product mix in Engineering and Construction, Field Solutions and Mobile Solutions, particularly software, software maintenance and subscription revenue which was partially offset by higher amortization of purchased intangibles.
In fiscal 2011, our gross margin increased by $184.1 million as compared to fiscal 2010 primarily due to the increase in total revenue. Gross margin as a percentage of total revenue was 50.5% in fiscal 2011 and 49.9% in fiscal 2010. The increase in gross margin percentage was primarily due to an increase in sales of higher margin products, primarily software and subscription revenue, which were partially offset by higher amortization of purchased intangibles.
* Because of potential product mix changes within and among the industry markets, market pressures on unit selling prices, fluctuations in unit manufacturing costs, including increases in component prices and other factors, current level gross margin cannot be assured in the future.
Operating Income
Operating income increased by $56.2 million for fiscal 2012 as compared to fiscal 2011. Operating income as a percentage of total revenue for fiscal 2012 was 10.4% as compared to 9.5% for fiscal 2011. The increase in operating income and operating income percentage was primarily driven by higher revenue and associated gross margin, partially offset by higher amortization of purchased intangibles due to acquisitions.
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

Fiscal Years	2012	2011	2010
(Dollars in thousands)
Engineering and Construction
Revenue	1,089,424	906,497	719,053
Segment revenue as a percent of total revenue	53%	55%	55%
Operating income	207,174	149,015	110,965
Operating income as a percent of segment revenue	19%	16%	15%
Field Solutions
Revenue	481,962	413,721	318,137
Segment revenue as a percent of total revenue	24%	25%	25%
Operating income	182,134	160,139	116,373
Operating income as a percent of segment revenue	38%	39%	37%
Mobile Solutions
Revenue	348,147	218,540	154,254
Segment revenue as a percent of total revenue	17%	13%	12%
Operating income	32,459	4,461	1,873
Operating income as a percent of segment revenue	9%	2%	1%
Advanced Devices
Revenue	120,580	105,307	102,493
Segment revenue as a percent of total revenue	6%	7%	8%
Operating income	19,166	13,891	18,325
Operating income as a percent of segment revenue	16%	13%	18%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Fiscal Years	2012	2011	2010
(in thousands)
Consolidated segment operating income	$440,933	$327,506	$247,536
Unallocated corporate expense	(80,996)	(70,310)	(55,758)
Acquisition costs	(21,662)	(14,892)	(6,537)
Amortization of purchased intangible assets	(125,707)	(85,902)	(57,639)
Consolidated operating income	212,568	156,402	127,602
Non-operating income, net	16,856	11,052	13,485
Consolidated income before taxes	$229,424	$167,454	$141,087
Unallocated corporate expense includes general corporate expense, amortization of inventory step-up, and restructuring cost.
Engineering and Construction
Engineering and Construction revenue increased by $182.9 million, or 20%, while segment operating income increased by $58.2 million, or 39.0%, for fiscal 2012 as compared to fiscal 2011. The revenue growth was primarily driven by organic growth due to increased sales of heavy and highway and vertical construction products and acquisitions not applicable in the prior periods, including Tekla which was acquired at the beginning of the third quarter of fiscal 2011. The growth within Engineering and Construction was partially offset by the negative impact of foreign currency exchange rates. Segment operating income increased primarily due to higher revenue, improved gross margin due to greater software sales and increased operating leverage. The foreign exchange impact was immaterial to operating income.
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

Field Solutions
Field Solutions revenue increased by $68.2 million, or 16%, while segment operating income increased by $22.0 million, or 13.7%, for fiscal year 2012 as compared to fiscal 2011. There was growth in all major regions in our Agriculture markets due to market penetration as a result of demand for new information and flow control products and increased sales presence and to a lesser extent, Tekla. Segment operating income increased primarily due to higher revenue and associated higher gross margin.
Field Solutions revenue increased by $95.6 million, or 30%, while segment operating income increased by $43.8 million, or 37.6%, for fiscal year 2011 as compared to fiscal 2010. The revenue growth was primarily due to higher sales across the world for our agricultural products as relatively high commodity prices increased farmer income and spending. Sales for agricultural products were robust across the Americas, Europe, and Asia Pacific regions. Additionally, GIS contributed to strong Field Solutions revenue due to the new product introductions and the Tekla acquisition. Operating income increased primarily due to higher revenue, higher gross margin, and increased operating leverage.
Mobile Solutions
Mobile Solutions revenue increased by $129.6 million, or 59%, while segment operating income increased by $28.0 million, or 627.6%, for fiscal 2012 as compared to fiscal 2011. The revenue increase was primarily due to PeopleNet's continued organic growth as well as acquisition-related growth from a partial period of PeopleNet results in fiscal 2011. Operating income increased due to primarily higher subscription revenue with contributions from PeopleNet as well as field service management gross margin expansion and operating leverage.
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
Advanced Devices
Advanced Devices revenue increased by $15.3 million, or 15%, and segment operating income increased by $5.3 million, or 38.0%, for fiscal 2012 as compared to fiscal 2011. The increase in revenue and operating income was primarily driven by unusually stronger sales of timing devices related to infrastructure build-outs for cellular networks and to a lesser extent, stronger sales of embedded devices.
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
Research and Development, Sales and Marketing, and General and Administrative Expenses
The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total revenue for fiscal years 2012, 2011 and 2010 and should be read in conjunction with the narrative descriptions of those operating expenses below.

Fiscal Years	2012	2011	2010
(Dollars in thousands)
Research and development	$256,458	$197,007	$150,089
Percentage of revenue	13%	12%	11%
Sales and marketing	313,692	266,804	215,127
Percentage of revenue	15%	16%	17%
General and administrative	195,802	158,375	118,352
Percentage of revenue	10%	10%	9%
Total	$765,952	$622,186	$483,568
Percentage of revenue	38%	38%	37%
Overall, R&D, sales and marketing, and G&A expenses increased by approximately $143.8 million in fiscal 2012 compared to fiscal 2011.

Research and development expense increased by $59.5 million in fiscal 2012, as compared to fiscal 2011. Substantially all of our R&D costs have been expensed as incurred. Overall research and development spending was approximately 13% of revenue in fiscal 2012 and 12% in fiscal 2011. The increase in R&D expense in fiscal 2012, as compared to fiscal 2011 was primarily due to the inclusion of expense of $39.4 million from acquisitions not applicable in fiscal 2011, a $3.2 million increase in engineering costs associated with new product roll-outs, a $12.6 million increase in compensation related expense, and a $8.7 million increase in other expense, partially offset by a $4.4 million decrease due to favorable foreign currency exchange rates.
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
Sales and marketing expense increased by $46.9 million in fiscal 2012 as compared to fiscal 2011. Spending overall was approximately 15% of revenue in fiscal 2012 compared to 16% in fiscal 2011. The increase in sales and marketing expense in fiscal 2012, as compared to fiscal 2011 was primarily due to the inclusion of expense of $34.5 million from acquisitions not applicable in the prior period, a $12.8 million increase in compensation related expense and a $5.3 million increase in other expense, including a bi-annual trade show, partially offset by a $5.7 million decrease due to favorable foreign currency exchange rates.
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
General and administrative expense increased by $37.4 million in fiscal 2012 compared to fiscal 2011. Spending overall was at approximately 10% of revenue in both fiscal 2012 and 2011. The increase in general and administrative expense in fiscal 2012, as compared to fiscal 2011 was primarily due the inclusion of expense of $17.5 million from acquisitions not applicable in the prior year, a $6.8 million increase in non-recurring acquisition related costs, an $11.9 million increase in compensation related expense, a $4.8 million increase in tax, legal and consulting expense, partially offset by a $2.1 million decrease due to favorable foreign currency exchange rates and a $0.2 million decrease in other expense.
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
Other Operating Expenses
Amortization of Purchased and Other Intangible Assets

Fiscal Years	2012	2011	2010
(in thousands)
Cost of sales	$60,277	$37,197	$24,900
Operating expenses	65,430	48,705	32,739
Total	$125,707	$85,902	$57,639
Total amortization expense of purchased and other intangible assets was $125.7 million in fiscal 2012, of which $60.3 million was recorded in Cost of sales and $65.4 million was recorded in Operating expenses. Total amortization expense of purchased and other intangibles represented 6.2% of revenue in fiscal 2012, an increase of $39.8 million from fiscal 2011 when it represented 5.2% of revenue. The increase was primarily due to the Tekla, PeopleNet and SketchUp acquisitions and to a lesser extent, other acquisitions made in fiscal 2012, as well as fiscal 2011 acquisition intangibles that included a full year impact of amortization expense in fiscal 2012.
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
Non-operating Income, Net
The following table shows non-operating income, net for the periods indicated and should be read in conjunction with the narrative descriptions below:

Fiscal Years	2012	2011	2010
(in thousands)
Interest expense, net	$(16,357)	$(7,277)	$(669)
Foreign currency transaction gain (loss), net	(2,526)	1,053	(836)
Income from equity method investments, net	24,727	15,349	11,795
Other income, net	11,012	1,927	3,195
Total non-operating income, net	$16,856	$11,052	$13,485
Total non-operating income, net increased by $5.8 million during fiscal 2012 compared with fiscal 2011. The increase was primarily due to the impact of higher income from equity method investments, namely joint ventures, and a gain on the sale of an investment included in Other income, net, partially offset by higher interest expense due to an increase in debt associated with acquisitions and the impact of foreign currency transaction fluctuations.
Total non-operating income, net decreased by $2.4 million during fiscal 2011 compared with fiscal 2010. The decrease was primarily due to an increase in interest expense due to an increase in debt associated with acquisitions, and a reduction in deferred compensation plan asset gains and losses included in Other income, net, offset by the impact of foreign currency transaction gain primarily related to foreign exchange hedges associated with two of our larger acquisitions, and the impact of higher income from equity method investments.
Income Tax Provision
Our effective income tax rate for fiscal years 2012, 2011 and 2010 was 17%, 11% and 27% respectively. The 2012 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income. The 2011 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and the inclusion of the U.S. federal R&D credit. The 2010 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and valuation allowance release, offset by the net impact of the U.S. Internal Revenue Service (IRS) 2005 through 2007 audit settlement in 2010.
The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law will result in a tax benefit which will be recognized in the first quarter of 2013, which is the quarter in which the law was enacted.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets at the end of fiscal 2012 and 2011.
LIQUIDITY AND CAPITAL RESOURCES

At the End of Fiscal Year	2012	2011	2010
(Dollars in thousands)
Cash and cash equivalents	$157,771	$154,621	$220,788
As a percentage of total assets	4.5%	5.8%	11.8%
Total debt	$911,158	$564,436	$153,153
Fiscal Years	2012	2011	2010
(Dollars in thousands)
Cash provided by operating activities	$340,700	$241,629	$124,030
Cash used in investing activities	$(764,286)	$(773,565)	$(156,374)
Cash provided by (used in) financing activities	$426,407	$464,167	$(20,164)
Effect of exchange rate changes on cash and cash equivalents	$329	$1,602	$(552)
Net increase (decrease) in cash and cash equivalents	$3,150	$(66,167)	$(53,060)
Cash and Cash Equivalents
At the end of fiscal 2012, cash and cash equivalents totaled $157.8 million compared to $154.6 million at the end of fiscal 2011. We had debt of $911.2 million at the end of fiscal 2012 compared to $564.4 million at the end of fiscal 2011.
* Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
*We believe that our cash and cash equivalents, together with borrowings under our 2012 Credit Facility as described below under the heading “Debt”, will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, and stock purchases under the stock repurchase program for at least the next twelve months.
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
Operating Activities
Cash provided by operating activities was $340.7 million for fiscal 2012, as compared to $241.6 million for fiscal 2011. The increase of $99.1 million was due to an increase in net income before non-cash depreciation and amortization, primarily attributable to Engineering and Construction, Field Solutions and Mobile Solutions segments’ increased revenue, and to a lesser extent, a decrease in working capital requirements due to higher accounts payable due to the timing of purchases.
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
Investing Activities

Cash used in investing activities was $764.3 million for fiscal 2012, as compared to $773.6 million for fiscal 2011, primarily due to cash used for business and intangible asset acquisitions. Fiscal 2012 acquisitions included TMW, SketchUp, and other acquisitions. Fiscal 2011 acquisitions included Tekla, PeopleNet and other acquisitions.
Cash used in investing activities was $773.6 million for fiscal 2011, as compared to $156.4 million for fiscal 2010. The increase of $617.2 million was primarily due to higher cash used for business and intangible asset acquisitions in fiscal 2011, with the largest cash requirement due to the Tekla acquisition.
Financing Activities
Cash provided by financing activities was $426.4 million for fiscal 2012, as compared to $464.2 million during fiscal 2011. The decrease of $37.8 million was primarily due to a decrease in debt proceeds, net of repayments, primarily used for acquisitions, slightly offset by an increase in proceeds received from the issuance of common stock related to stock option exercises.
Cash provided by financing activities was $464.2 million for fiscal 2011, as compared to cash used of $20.2 million during fiscal 2010. The increase of $484.3 million was primarily due to an increase in debt proceeds, net of repayments, primarily used for acquisitions, partially offset by the repurchase of common stock during fiscal 2010 which was not applicable in 2011.
Accounts Receivable and Inventory Metrics

At the End of Fiscal Year	2012	2011
Accounts receivable days sales outstanding	57	58
Inventory turns per year	4.1	3.8
Accounts receivable days sales outstanding were down at 57 days at the end of fiscal 2012, as compared to 58 days at the end of fiscal 2011. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 4.1 at the end of fiscal 2012, as compared to 3.8 at the end of fiscal 2011. Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.
Repatriation of Foreign Earnings and Income Taxes
A significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, and it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2012 Credit Facility or the tax costs of remitting foreign earnings back to the U.S.
Debt
On November 21, 2012, we entered into an amended and restated credit agreement with a group of lenders (the “2012 Credit Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.4 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Subject to the terms of the 2012 Credit Facility, the revolving loan facility may be increased, and/or additional term loan commitments may be established, in an aggregate principal amount up to $300.0 million. Additionally, the Company has a $75 million uncommitted revolving loan facility (the "2011 Uncommitted Facility"), which is callable by the bank at any time and has no covenants. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR or the bank's cost of funds or as otherwise agreed upon by the bank and us.

At the end of fiscal 2012, our total debt was comprised primarily of a term loan of $700.0 million and a revolving credit line of $208.0 million under the 2012 Credit Facility. Of the total outstanding balance, $665.0 million of the term loan and the $208.0 million revolving credit line are classified as long-term in the Consolidated Balance Sheet. For additional discussion of our debt, see Note 7 of Notes to the Consolidated Financial Statements.

The funds available under the 2012 Credit Facility may be used for general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2012 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 21, 2017, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.15% to 0.35% per annum depending on our leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made at September 29, 2017, with the remaining outstanding balance being due and payable on November 21, 2017. On an annualized basis, the amortization of the term loan is as follows: 5%, 5%, 10%, 10%, and 70% for years one through five respectively. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.
We may borrow funds under the 2012 Credit Facility in U.S. Dollars, Euros or in certain other agreed currencies, and borrowings will bear interest, at our option, at either: (i) a floating per annum base rate based on the administrative agent's prime rate or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.00% and 1.00%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter, or (ii) a reserve-adjusted fixed per annum rate based on LIBOR, EURIBOR, or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 1.00% and 2.00%, depending on our leverage ratio as of the most recently ended fiscal quarter. Interest will be paid on the last day of each fiscal quarter with respect to borrowings bearing interest based on a floating rate, or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at a fixed rate. Our obligations under the 2012 Credit Facility are guaranteed by several of our domestic subsidiaries.
The 2012 Credit Facility contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2012 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2012 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2012 Credit Facility) to (b) interest expenses for the most recently ended period of four fiscal quarters of not less than 3.5 to 1. We must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness to (y) EBITDA (as defined in the 2012 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than the applicable ratio set forth in the table below; provided, that on the completion of a material acquisition, we may increase the applicable ratio in the table below by 0.25 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters.

Fiscal Quarter Ending	Maximum Leverage Ratio
Prior to June 28, 2013	3.50 to 1
On and after June 28, 2013 and prior to September 27, 2013	3.25 to 1
On and after September 27, 2013	3 to 1

We were in compliance with these covenants at the end of fiscal 2012.
The 2012 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2012 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at the end of fiscal 2012:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Principal payments on debt (1)	$908,000	$35,000	$105,000	$768,000	$—
Interest payments on debt (2)	76,674	3,433	4,582	68,659	—
Operating leases	79,581	25,586	32,896	18,200	2,899
Other purchase obligations and commitments (3)	94,370	89,745	4,625	—	—
Total	$1,158,625	$153,764	$147,103	$854,859	$2,899

(1)	Amount represents principal payments over the life of the debt obligations. (See Note 7 of the Notes to the Consolidated Financial Statements for further financial information regarding debt.)

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

At the end of fiscal 2012 we had unrecognized tax benefits (included in Other non-current liabilities) of $22.3 million, including interest and penalties. At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability, and therefore, such amounts are not included in the contractual obligations table above.
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
Non-GAAP non-operating income, net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income, net excludes acquisition and divestiture gains associated with unusual acquisition related items such as an adjustment to a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), adjustments to the fair value of earn-out liabilities and gains related to sale of certain businesses and investments. These gains are specific to particular acquisitions and divestitures and vary significantly in amount and timing. Non-GAAP non-operating income, net also excludes the write-off of debt issuance costs associated with a terminated or modified credit facility as well as foreign exchange (gains) losses specifically associated with hedges for two of our acquisitions. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision

Investors benefit from the exclusion of an IRS settlement because it facilitates comparisons to our past income tax provisions. Non-GAAP income tax provisions exclude an IRS settlement and a valuation allowance release from GAAP income tax provision and includes non-GAAP items tax effected. Non-GAAP items tax effected adjusts the provision for income taxes to reflect the effect of certain non-GAAP items on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in our non-GAAP presentation.
Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a write-off of debt issuance costs associated with a terminated or modified credit facility, foreign exchange (gains) losses from hedges associated with two acquisitions, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a write-off of debt issuance costs associated with a terminated or modified credit facility, foreign exchange (gains) losses from hedges associated with two acquisitions, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our “core operating performance” as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a write-off of debt issuance costs associated with a terminated or modified credit facility, foreign exchange (gains) losses from hedges associated with two acquisitions, and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A)—(L) below,

		Fiscal Years
		2012		2011		2010
(Dollars in thousands, except per share data)		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
GROSS MARGIN:
GAAP gross margin:		$1,046,177	51.3%	$829,581	50.5%	$645,501	49.9%
Restructuring	( A )	156	—%	466	—%	443	—%
Amortization of purchased intangible assets	( B )	60,277	3.0%	37,197	2.3%	24,900	1.9%
Stock-based compensation	( C )	2,005	0.1%	1,955	0.1%	1,816	0.1%

Amortization of acquisition-related inventory step-up	( D )	2,357	0.1%	3,802	0.2%	728	0.1%
Non-GAAP gross margin:		$1,110,972	54.5%	$873,001	53.1%	$673,388	52.0%
OPERATING EXPENSES:
GAAP operating expenses:		$833,609	40.9%	$673,179	40.9%	$517,899	40.0%
Restructuring	( A )	(2,227)	(0.1)%	(2,288)	(0.1)%	(1,592)	(0.1)%
Amortization of purchased intangible assets	( B )	(65,430)	(3.2)%	(48,705)	(3.0)%	(32,739)	(2.5)%
Stock-based compensation	( C )	(30,655)	(1.5)%	(26,496)	(1.6)%	(21,309)	(1.7)%
Acquisition costs	( E )	(21,662)	(1.1)%	(14,892)	(0.9)%	(6,537)	(0.5)%
Non-GAAP operating expenses:		$713,635	35.0%	$580,798	35.3%	$455,722	35.2%
OPERATING INCOME:
GAAP operating income:		$212,568	10.4%	$156,402	9.5%	$127,602	9.9%
Restructuring	( A )	2,383	0.1%	2,754	0.2%	2,035	0.2%
Amortization of purchased intangible assets	( B )	125,707	6.2%	85,902	5.2%	57,639	4.4%
Stock-based compensation	( C )	32,660	1.6%	28,451	1.8%	23,125	1.8%
Amortization of acquisition-related inventory step-up	( D )	2,357	0.1%	3,802	0.2%	728	—%
Acquisition costs	( E )	21,662	1.1%	14,892	0.9%	6,537	0.5%
Non-GAAP operating income:		$397,337	19.5%	$292,203	17.8%	$217,666	16.8%
NON-OPERATING INCOME, NET:
GAAP non-operating income, net:		$16,856		$11,052		$13,485
Acquisition / divestiture gain	( E )	(7,257)		(264)		(3,177)
Debt issuance cost write-off	( F )	82		377		—
Foreign exchange (gain) loss associated with acquisitions	( G )	1,578		(1,768)		—
Non-GAAP non-operating income, net:		$11,259		$9,397		$10,308
			GAAP and Non-GAAP Tax Rate % (K)		GAAP and Non-GAAP Tax Rate % (K)		GAAP and Non-GAAP Tax Rate % (K)
INCOME TAX PROVISION:
GAAP income tax provision:		$39,708	17%	$18,545	11%	$37,474	27%
Non-GAAP items tax effected:	(H)	30,635		13,696		10,935
IRS settlement	(I)	—		—		(27,540)
Valuation allowance release	(J)	—		—		7,628
Non-GAAP income tax provision:		$70,343	17%	$32,241	11%	$28,497	13%
NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$191,060		$150,755		$103,660
Restructuring	( A )	2,383		2,754		2,035
Amortization of purchased intangible assets	( B )	125,707		85,902		57,639
Stock-based compensation	( C )	32,660		28,451		23,125
Amortization of acquisition-related inventory step-up	( D )	2,357		3,802		728
Acquisition / divestiture costs, net	( E )	14,405		14,627		3,360
Debt issuance cost write-off	( F )	82		377		—
Foreign exchange (gain) loss associated with acquisitions	( G )	1,578		(1,768)		—
Non-GAAP tax adjustments	(H),(I),(J)	(30,635)		(13,696)		8,986
Non-GAAP net income attributable to Trimble Navigation Ltd.		$339,597		$271,204		$199,533
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$1.49		$1.20		$0.84
Restructuring	(A)	0.02		0.02		0.02

Amortization of purchased intangible assets	(B)	0.98	0.67	0.46
Stock-based compensation	(C)	0.25	0.23	0.19
Amortization of acquisition-related inventory step-up	(D)	0.02	0.03	—
Acquisition / divestiture costs, net	(E)	0.11	0.12	0.03
Debt issuance cost write-off	(F)	—	—	—
Foreign exchange (gain) loss associated with acquisitions	(G)	0.01	(0.01)	—
Non-GAAP tax adjustments	(H),(I),(J)	(0.23)	(0.11)	0.07
Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$2.65	$2.15	$1.61
OPERATING LEVERAGE:
Increase in non-GAAP operating income		$105,134	$74,537	$45,605
Increase in revenue		$396,048	$350,128	$167,678
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)		26.5%	21.3%	27.2%

		Fiscal Years
		2012		2011		2010
(Dollars in thousands, except per share data)			% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:		$207,174	19.0%	$149,015	16.4%	$110,965	15.4%
Stock-based compensation	(L)	11,954	1.1%	10,140	1.2%	7,886	1.1%
Non-GAAP operating income before corporate allocations:		$219,128	20.1%	$159,155	17.6%	$118,851	16.5%
Field Solutions
GAAP operating income before corporate allocations:		$182,134	37.8%	$160,139	38.7%	$116,373	36.6%
Stock-based compensation	(L)	2,750	0.6%	2,269	0.6%	1,978	0.6%
Non-GAAP operating income before corporate allocations:		$184,884	38.4%	$162,408	39.3%	$118,351	37.2%
Mobile Solutions
GAAP operating income before corporate allocations:		$32,459	9.3%	$4,461	2%	$1,873	1.2%
Stock-based compensation	(L)	2,115	0.6%	2,943	1.4%	3,444	2.2%
Non-GAAP operating income before corporate allocations:		$34,574	9.9%	$7,404	3.4%	$5,317	3.4%
Advanced Devices
GAAP operating income before corporate allocations:		$19,166	15.9%	$13,891	13.2%	$18,325	17.9%
Stock-based compensation	(L)	2,467	2%	2,566	2.4%	1,934	1.9%
Non-GAAP operating income before corporate allocations:		$21,633	17.9%	$16,457	15.6%	$20,259	19.8%

A.
Restructuring cost. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance.

B.
Amortization of purchased intangible assets. Included in our GAAP presentation of gross margin and operating expenses is amortization of purchased intangible assets. US GAAP accounting requires that intangible assets are recorded at fair value and amortized over their useful lives. Consequently, the timing and size of our acquisitions will cause our operating results to vary from period to period, making a comparison to past performance difficult for investors. This accounting treatment may cause differences when comparing our results to companies that grow internally because the fair value assigned to the intangible assets acquired through acquisition may significantly exceed the equivalent expenses that a company may incur for similar efforts when performed internally. Furthermore, the useful life that we expense our intangible assets over may be substantially different from the time period that an internal growth company incurs and recognizes such expenses. We believe that by excluding the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed, it enhances comparability by allowing investors to compare our operations pre-acquisition to those post-acquisitions and to those of our competitors that have pursued internal growth strategies

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For fiscal years 2012, 2011 and 2010, stock-based compensation was allocated as follows:

	Fiscal Years
(in thousands)	2012	2011	2010
Cost of sales	$2,005	$1,955	$1,816
Research and development	5,319	4,624	3,991
Sales and Marketing	7,017	6,672	5,611
General and administrative	18,319	15,200	11,707
	$32,660	$28,451	$23,125

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

E.
Acquisition / divestiture items. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs and acquisition bonus payments. Included in our GAAP presentation of non-operating income, net, acquisition / divestiture gain includes unusual acquisition or divestiture related items such as an adjustment to a gain on bargain purchase (resulting from the fair value of identifiable net assets acquired exceeding the consideration transferred), gains on divestitures of certain businesses and investments, and adjustments to the fair value of earn-out liabilities. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

F.
Debt issuance cost write-off. Included in our non-operating income, net this amount represents a write-off of debt issuance cost for a terminated credit facility in fiscal 2011 and a modified credit facility in fiscal 2012. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income to facilitate a more meaningful evaluation of our non-operating income trends.

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

L.
Stock-based compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance as it is a non-cash expense. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $13.4 million, $10.5 million, and $7.9 million for fiscal years 2012, 2011, and 2010, respectively.

Non-GAAP Operating Income
Non-GAAP operating income increased by $105.1 million for fiscal 2012 as compared to fiscal 2011, and increased by $74.5 million for fiscal 2011 as compared to fiscal 2010. Non-GAAP operating income as a percentage of total revenue was 19.5%, 17.8%, and 16.8% for fiscal years 2012, 2011, and 2010, respectively.
The increase in operating income for 2012 was primarily driven by higher revenue in Engineering and Construction, Field Solutions and Mobile Solutions. The increase in the operating income percentage for 2012 was primarily driven by higher operating leverage in Engineering and Construction and Mobile Solutions. The increase in the operating income and operating income percentage for 2011 was primarily driven by higher revenue and associated operating leverage in Engineering and Construction and Field Solutions.

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
We are exposed to market risk due to the possibility of changing interest rates under our credit facilities. Our 2012 credit facility is comprised of an unsecured term loan and a revolving credit agreement with maturity dates of November 21, 2017 and also an unsecured uncommitted revolving credit agreement that is callable by the bank at any time. We may borrow funds under these facilities in U.S. Dollars or in certain other currencies and borrowings will bear interest as described under Note 7 of Notes to the Consolidated Financial Statements.
At the end of fiscal 2012, our total debt was comprised primarily of a term loan of $700.0 million and a revolving credit line of $208.0 million under the 2012 Credit Facility. A hypothetical 10% increase in our borrowing rates at the end of fiscal 2012 could result in approximately $1.8 million, annual increase in interest expense on the existing principal balances.
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
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our operating expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar and Canadian Dollar. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In fiscal 2012, revenue was negatively impacted by foreign currency exchange rates by $30.2 million. The impact to operating income was immaterial.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Indian Rupee, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign exchange forward contracts outstanding at the end of fiscal 2012 and 2011 are summarized as follows (in thousands):

	At the End of Fiscal 2012		At the End of Fiscal 2011
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(44,089)	$135	$(124,358)	$(1,363)
Sold	$58,628	$(212)	$35,713	$(254)

TRIMBLE NAVIGATION LIMITED

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

At the End of Fiscal Year	2012	2011
(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$157,771	$154,621
Accounts receivable, less allowance for doubtful accounts of $6,318 and $6,689, and sales return reserve of $2,763 and $1,767 at the end of fiscal 2012 and 2011, respectively	323,477	275,201
Other receivables	17,327	7,103
Inventories, net	240,529	232,063
Deferred income tax assets	43,473	44,632
Other current assets	33,396	19,437
Total current assets	815,973	733,057
Property and equipment, net	96,890	62,724
Goodwill	1,815,699	1,297,692
Other purchased intangible assets, net	644,419	476,791
Other non-current assets	96,123	82,211
Total assets	$3,469,104	$2,652,475
LIABILITIES
Current liabilities:
Current portion of long-term debt	$38,092	$65,918
Accounts payable	124,532	97,956
Accrued compensation and benefits	86,064	73,894
Deferred revenue	138,920	105,066
Accrued warranty expense	17,066	18,444
Other current liabilities	63,996	50,045
Total current liabilities	468,670	411,323
Non-current portion of long-term debt	873,066	498,518
Non-current deferred revenue	7,262	13,113
Deferred income tax liabilities	148,260	95,594
Other non-current liabilities	58,322	45,025
Total liabilities	1,555,580	1,063,573
Commitments and contingencies
Shareholders’ equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding Common stock, no par value; 180,000 shares authorized; 127,243 and 123,663 shares issued and outstanding at the end of fiscal 2012 and 2011, respectively	1,006,818	878,514
Retained earnings	868,026	685,639
Accumulated other comprehensive income	22,611	5,140
Total Trimble Navigation Ltd. shareholders’ equity	1,897,455	1,569,293
Noncontrolling interests	16,069	19,609
Total equity	1,913,524	1,588,902
Total liabilities and shareholders’ equity	$3,469,104	$2,652,475
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years	2012	2011	2010
(In thousands, except per share data)
Revenue:
Product	$1,566,975	$1,345,876	$1,090,420
Service	262,889	159,095	109,185
Subscription	210,249	139,094	94,332
Total revenues	2,040,113	1,644,065	1,293,937
Cost of sales:
Product	767,526	663,868	540,705
Service	100,286	71,470	52,013
Subscription	65,847	41,949	30,818
Amortization of purchased intangible assets	60,277	37,197	24,900
Total cost of sales	993,936	814,484	648,436
Gross margin	1,046,177	829,581	645,501
Operating expense
Research and development	256,458	197,007	150,089
Sales and marketing	313,692	266,804	215,127
General and administrative	195,802	158,375	118,352
Restructuring charges	2,227	2,288	1,592
Amortization of purchased intangible assets	65,430	48,705	32,739
Total operating expense	833,609	673,179	517,899
Operating income	212,568	156,402	127,602
Non-operating income, net
Interest expense, net	(16,357)	(7,277)	(669)
Foreign currency transaction gain (loss), net	(2,526)	1,053	(836)
Income from equity method investments, net	24,727	15,349	11,795
Other income, net	11,012	1,927	3,195
Total non-operating income, net	16,856	11,052	13,485
Income before taxes	229,424	167,454	141,087
Income tax provision	39,708	18,545	37,474
Net income	189,716	148,909	103,613
Less: Net expense attributable to noncontrolling interests	(1,344)	(1,846)	(47)
Net income attributable to Trimble Navigation Ltd.	$191,060	$150,755	$103,660
Basic earnings per share	1.52	1.23	0.86
Shares used in calculating basic earnings per share	125,566	122,725	120,352
Diluted earnings per share	1.49	1.20	0.84
Shares used in calculating diluted earnings per share	128,387	126,133	123,798

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years	2012	2011	2010
(In thousands)
Net income	$189,716	$148,909	$103,613
Foreign currency translation adjustments, net of tax of $564 in 2012, $(3,899) in 2011, and $(223) in 2010	17,985	(42,328)	354
Net unrealized actuarial loss	(514)	(559)	(624)
Comprehensive income	207,187	106,022	103,343
Less: Comprehensive loss attributable to the noncontrolling interests	(1,344)	(1,846)	(47)
Comprehensive income attributable to Trimble Navigation Ltd.	$208,531	$107,868	$103,390
See accompanying Notes to the Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount
(In thousands, except per share data)
Balance at the end of fiscal 2009	120,450	$720,248	$491,367	$48,297	$1,259,912	$4,643	$1,264,555
Net income			103,660		103,660	(47)	103,613
Other comprehensive income				(270)	(270)		(270)
Comprehensive income					103,390		103,343
Issuance of common stock under employee plans and exercise of warrants, net	3,065	45,182	(634)		44,548		44,548
stock repurchase	(2,576)	(15,808)	(58,043)		(73,851)		(73,851)
Stock based compensation		23,403			23,403		23,403
Noncontrolling interest investments		429			429	14,947	15,376
Tax benefit from stock option exercises		8,325			8,325		8,325
Balance at the end of fiscal 2010	120,939	$781,779	$536,350	$48,027	$1,366,156	$19,543	$1,385,699
Net income			150,755		150,755	(1,846)	148,909
Other comprehensive income				(42,887)	(42,887)		(42,887)
Comprehensive income					107,868		106,022
Issuance of common stock under employee plans, net	2,724	47,335	(1,466)		45,869		45,869
Stock based compensation		28,759			28,759		28,759
Noncontrolling interest investments					—	1,912	1,912
Tax benefit from stock option exercises		20,641			20,641		20,641
Balance at the end of fiscal 2011	123,663	$878,514	$685,639	$5,140	$1,569,293	$19,609	$1,588,902
Net income			191,060		191,060	(1,344)	189,716
Other comprehensive income				17,471	17,471		17,471
Comprehensive income					208,531		207,187
Issuance of common stock under employee plans, net	3,580	67,860	(8,673)		59,187		59,187
Stock based compensation		32,808			32,808		32,808
Noncontrolling interest investments		103			103	(2,196)	(2,093)
Tax benefit from stock option exercises		27,533			27,533		27,533
Balance at the end of fiscal 2012	127,243	$1,006,818	$868,026	$22,611	$1,897,455	$16,069	$1,913,524

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years	2012	2011	2010
(In thousands)
Cash flows from operating activities:
Net income	$189,716	$148,909	$103,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	23,691	20,509	18,198
Amortization expense	125,707	85,902	57,639
Provision for doubtful accounts	2,030	1,913	2,320
Deferred income taxes	(1,369)	(26,305)	(14,918)
Stock-based compensation	32,660	28,451	23,125
Income from equity method investments	(24,727)	(15,349)	(11,795)
Excess tax benefit for stock-based compensation	(25,345)	(14,762)	(9,639)
Acquisition / divestiture gain	(7,257)	(264)	(3,177)
Provision for excess and obsolete inventories	6,234	8,410	4,752
Other non-cash items	(4,221)	2,407	(1,433)
Add decrease (increase) in assets:
Accounts receivable	(24,388)	(31,874)	(7,376)
Other receivables	(5,017)	30,141	2,518
Inventories	(8,402)	(30,139)	(45,549)
Other current and non-current assets	(7,945)	10,519	2,257
Add increase (decrease) in liabilities:
Accounts payable	25,985	(4,310)	13,577
Accrued compensation and benefits	7,889	2,469	15,928
Deferred revenue	16,560	18,775	(1,177)
Accrued warranty expense	(1,520)	644	(2,217)
Accrued liabilities	20,419	5,583	(22,616)
Net cash provided by operating activities	340,700	241,629	124,030
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(728,114)	(759,737)	(136,419)
Acquisitions of property and equipment	(54,071)	(23,278)	(23,133)
Acquisitions of intangible assets	(1,170)	(1,666)	(2,063)
(Purchases) sales of equity method investments	4,913	(3,267)	(8,192)
Proceeds received from noncontrolling interest holder	—	—	7,470
Dividends received	13,178	12,398	5,858
Other	978	1,985	105
Net cash used in investing activities	(764,286)	(773,565)	(156,374)
Cash flows from financing activities:
Issuance of common stock, net	59,187	45,869	44,548
Repurchase and retirement of common stock	—	—	(73,853)
Proceeds from long-term debt and revolving credit lines	1,199,352	734,225	—
Excess tax benefit for stock-based compensation	25,345	14,762	9,639
Payments on short-term and long-term debt	(857,477)	(330,689)	(498)
Net cash provided by (used in) financing activities	426,407	464,167	(20,164)
Effect of exchange rate changes on cash and cash equivalents	329	1,602	(552)
Net increase (decrease) in cash and cash equivalents	3,150	(66,167)	(53,060)
Cash and cash equivalents, beginning of fiscal year	154,621	220,788	273,848
Cash and cash equivalents, end of fiscal year	$157,771	$154,621	$220,788
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
NOTE 2: ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, investments, goodwill impairment, purchased intangibles, stock-based compensation, and income taxes among others. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may differ materially from management’s estimates.
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2012, 2011 and 2010 were all 52-week years, and ended on December 28, 2012, December 30, 2011 and December 31, 2010, respectively. Unless otherwise stated, all dates refer to the Company’s fiscal year.
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
Beginning in the first quarter of fiscal 2012, the Company has presented revenue and cost of sales separately for products, service and subscriptions. Product revenue includes primarily hardware, software licenses, parts and accessories; service revenue includes primarily hardware and software maintenance and support, training and professional services; subscription revenue includes software as a service (SaaS). The Company has reclassified amounts in the prior years to conform to the current year presentation. None of the changes impacts previously reported consolidated revenue, cost of sales, operating income, or earnings per share.
In addition, certain other amounts from prior periods have been reclassified to conform to the current period presentation, including certain line items within the Consolidated Statement of Cash Flows, as well as the components of property and equipment, net in Note 5 and deferred taxes in Note 10.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in local currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income, net of tax in accumulated other comprehensive income within the shareholders’ equity section of the Consolidated Balance Sheets. Income and expense accounts are translated at average monthly exchange rates during the year.
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
Goodwill and Purchased Intangible Assets
Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks and in-process research and development. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one to ten years with a weighted average useful life of 6.5 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth fiscal quarter of each year based on the values on the first day of that quarter. Goodwill is reviewed for impairment utilizing a two-step process.  However, the provisions of the accounting standard for goodwill and other intangibles allows the Company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For the Company's annual goodwill impairment test in the fourth quarter of fiscal 2012, the Company performed a quantitative test for all of our reporting units. In the first step of this test, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. When the Company performs a quantitative assessment of goodwill impairment, the determination of fair value of a reporting unit involves the use of significant estimates and assumptions. The discounted cash flows are based upon, among other things, assumptions about expected future operating performance using risk-adjusted discount rates. Actual future results may differ from those estimates. As of the first day of the fourth quarter of fiscal 2012, for each reporting unit, the Company’s estimated fair values exceeded the carrying values by substantial margins on a percentage basis. However for certain earlier stage reporting units, due to the smaller magnitude of the carrying value and fair value of each respective reporting units, the margins by which the fair value exceeded the carrying value on an absolute dollar basis were relatively small.
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
Some of the Company’s subscription product offerings include hardware, subscription services and extended warranty. Under these hosted arrangements, the customer typically does not have the contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is not feasible for the customer to run the software either on its own hardware or on a third-party’s hardware. Upfront fees related to the Company’s hosted solutions typically consist of amounts for the in-vehicle enabling hardware device and peripherals.
The Company’s multiple deliverable product offerings include hardware with embedded firmware, extended warranty, software, PCS and subscription services, which are considered separate units of accounting. For certain of the Company’s products, software and non-software components function together to deliver the tangible product’s essential functionality.

In evaluating the revenue recognition for the Company's hardware or subscription agreements which contain multiple deliverable arrangements, the Company determined that in certain instances the Company was not able to establish VSOE for some or all deliverables in an arrangement as the Company infrequently sold each element on a standalone basis, did not price products within a narrow range, or had a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence (TPE). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company typically is not able to establish the selling price of an element based on TPE.
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
Changes in the Company’s product warranty liability during the fiscal years ended 2012 and 2011 are as follows:

At the End of Fiscal Year	2012	2011
(in thousands)
Beginning balance	$18,444	$12,868
Acquired warranties	62	4,396
Accruals for warranties issued	21,909	18,438
Changes in estimates	(1,091)	(41)
Warranty settlements (in cash or in kind)	(22,258)	(17,217)
Ending Balance	$17,066	$18,444
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements were not material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets at the end of fiscal 2012 and 2011.
Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $32.9 million, $23.7 million, and $21.3 million, in fiscal 2012, 2011 and 2010, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not significant and were expensed as incurred. The Company received third party funding of approximately $3.5 million, $7.8 million, and $11.7 million in fiscal 2012, 2011 and 2010, respectively. The Company offsets research and development expense with any third party funding earned. The Company retains the rights to any technology developed under such arrangements.
Stock-Based Compensation
The Company has employee stock benefit plans, which are described more fully in “Note 12: Employee Stock Benefit Plans.” Stock compensation expense recognized in the Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company attributes the value of stock options to expense using the straight-line single option method. The grant date fair value for options is estimated using the binomial valuation model. The fair value of rights to purchase shares under the Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment owned is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms when applicable. Useful lives include a range from two to six years for machinery and equipment, five years for furniture and fixtures, two to five years for computer equipment and software, 40 years for buildings, and the life of the lease for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $23.7 million in fiscal 2012, $20.5 million in fiscal 2011 and $18.2 million in fiscal 2010.
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash, certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Indian Rupee, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. The Company occasionally enters into foreign exchange forward contracts to hedge the purchase price of some of its larger business acquisitions. The Company does not enter into foreign exchange forward contracts for trading purposes.
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
Relative to uncertain tax positions, the Company only recognizes the tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 10 to the Consolidated Financial Statements for additional information. The Company’s valuation allowance is primarily attributable to net operating losses and research and development credit carryforwards. Management believes that it is more likely than not that the Company will not realize certain of these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts. Valuation allowance adjustments associated with an acquisition after the measurement period are recorded through income tax expense.

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
Recent Accounting Pronouncements
In 2012, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for the Company at the beginning of fiscal 2013. The adoption of the guidance will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3: EARNINGS PER SHARE
The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

Fiscal Years	2012	2011	2010
(in thousands, except per share data)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$191,060	$150,755	$103,660
Denominator:
Weighted average number of common shares used in basic earnings per share	125,566	122,725	120,352
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	2,821	3,408	3,446
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	128,387	126,133	123,798
Basic earnings per share	$1.52	$1.23	$0.86
Diluted earnings per share	$1.49	$1.20	$0.84
For fiscal 2012, 2011 and 2010 the Company excluded 2.4 million shares, 1.9 million shares and 1.8 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
NOTE 4: BUSINESS COMBINATIONS
During fiscal 2012, 2011 and 2010 the Company acquired multiple businesses, all with cash consideration. The Consolidated Statements of Income include the operating results of the businesses from the date of acquisition. During fiscal 2012, none of the acquisitions completed were individually significant; however, they were significant in the aggregate to the Company’s results. TMW, representing 45% of the total cash consideration, is the largest of the 2012 acquisitions, and related information is presented below. During fiscal 2011 and 2010, each of the acquisitions were not material individually except for the acquisition of Tekla Corporation (“Tekla”) in July 2011, which related information is presented below.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in fiscal 2012, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value set forth below are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.

The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions of $20.5 million, $15.0 million and $6.5 million in fiscal 2012, 2011, and 2010, respectively were expensed as incurred and were included in General and administrative expenses in the Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during fiscal 2012, 2011, and 2010 including TMW and Tekla:

(in thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Fair value of total purchase consideration	$747,351	$797,801	$133,415
Fair value of net assets acquired	29,282	23,121	26,385
Identified intangible assets	284,851	374,928	57,802
Deferred taxes	(70,339)	(96,330)	(7,877)
Noncontrolling interest	(387)	—	(7,804)
Bargain purchase	—	—	$(832)
Goodwill	$503,944	$496,082	$65,741
Intangible Assets
The following table presents details of the Company’s total intangible assets:

	At the End of Fiscal 2012			At the End of Fiscal 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$610,643	$(267,952)	$342,691	437,097	(193,218)	243,879
Trade names and trademarks	42,512	(23,241)	19,271	34,563	(18,933)	15,630
Customer relationships	385,269	(135,571)	249,698	280,283	(94,573)	185,710
Distribution rights and other intellectual properties	72,510	(39,751)	32,759	63,498	(31,926)	31,572
	$1,110,934	$(466,515)	$644,419	$815,441	$(338,650)	$476,791
 The weighted-average amortization period is six years for developed product technology, five years for trade names and trademarks, eight years for customer relationships, and seven years for distribution rights and other intellectual properties.
The following table presents details of the amortization expense of purchased and other intangible assets as reported in the Consolidated Statements of Income:

Fiscal Years	2012	2011	2010
(in thousands)
Reported as:
Cost of sales	$60,277	$37,197	$24,900
Operating expenses	65,430	48,705	32,739
Total	$125,707	$85,902	$57,639
The estimated future amortization expense of intangible assets at the end of fiscal 2012, is as follows (in thousands):

2013	$150,131
2014	125,267
2015	113,058
2016	95,418
2017	76,334
Thereafter	84,211
Total	$644,419
Goodwill
The changes in the carrying amount of goodwill for fiscal 2012 are as follows (in thousands):

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
At the end of fiscal 2011	$697,237	$68,268	$508,260	$23,927	$1,297,692
Additions due to TMW acquisition	—	—	233,607	—	233,607
Additions due to other acquisitions	251,890	—	20,548	1,078	273,516
Purchase price adjustments due to other acquisitions	730	—	(377)	87	440
Foreign currency translation adjustments	8,246	416	1,348	434	10,444
At the end of fiscal 2012	$958,103	$68,684	$763,386	$25,526	$1,815,699
TMW and Tekla Acquisitions
On October 2, 2012, the Company acquired all the outstanding shares of common stock of privately-held TMW Systems, Inc. (TMW) of Beachwood, Ohio, a provider of enterprise software to transportation and logistics (T&L) companies. TMW's transportation software platform serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission critical business processes are automated. TMW's enterprise software currently integrates with other Trimble's T&L solutions (primarily PeopleNet), and one of the objectives of the acquisition is to leverage complementary technology to deliver to customers a more comprehensive and integrated end to end solution for transportation management. Additionally, Trimble's global presence will provide a strong channel over time for extending TMW's reach and scope beyond its leading position in North America.
TMW’s results of operations from October 2, 2012 through December 28, 2012 have been included in the Company’s Consolidated Statements of Income for fiscal 2012. TMW’s performance is reported under our Mobile Solutions business segment.
On July 8, 2011, the Company acquired 99.46% of the outstanding shares of Tekla. The Company purchased the remaining shares of Tekla in February 2012 after completing compulsory redemption proceedings under the Finish Companies Act. Tekla is a provider of information model based software for the building and construction and infrastructure and energy industries. The objective of the acquisition was to integrate Tekla's Building Information Modeling (BIM) software solutions with Trimble's building construction estimating, project management and BIM-to-field solutions and enable a compelling set of productivity solutions for contractors around the world. Tekla's infrastructure and energy solutions complement Trimble's growing portfolio of utilities and municipalities solutions. Additionally, Trimble's significant global customer base immediately extended Tekla's customer reach while Tekla's global presence in the building and construction market bolstered Trimble's own customer reach.
Tekla’s results of operations have been included in the Company's Consolidated Statements of Income beginning July 8, 2011. Tekla’s building and construction activities are included within the Company’s Engineering and Construction business segment and Tekla’s infrastructure and energy activities are included within the Company’s Field Solutions business segment.
The following table summarizes the consideration transferred to acquire TMW and Tekla, the assets acquired and liabilities assumed, and the estimated useful lives of the identifiable intangible assets acquired as of the date of each acquisition:

	2012		2011
	TMW		Tekla
(Dollars in thousands)
Total purchase consideration	$332,944		$457,387	*
Net tangible assets acquired	3,392		13,279
Intangible assets acquired:		Estimated Useful Life			Estimated Useful Life
Developed product technology	71,240	6 years	107,260		7 years
In-process research and development	—		7,591		Evaluated upon completion
Order backlog	2,630	1 year	1,246		6 months
Customer relationships	70,900	8 years	83,929		8 years
Trade name	4,200	5 years	7,648		8 years
Subtotal	148,970		207,674
Deferred tax liability	(53,025)		(53,996)
Less fair value of all assets/liabilities acquired	99,337		166,957
Goodwill	$233,607		$290,430

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

Details of the net tangible assets acquired are as follows:

	2012	2011
	TMW	Tekla
(Dollars in thousands)
Cash and cash equivalents	$1,478	$12,871
Accounts receivable	17,772	12,862
Other receivables	651	1,712
Deferred income taxes	1,162	—
Other current assets	2,143	2,181
Property and equipment, net	1,773	4,066
Other non-current assets	278	5,113
Accounts payable	(409)	(1,329)
Accrued liabilities	(8,649)	(12,842)
Deferred revenue liability	(7,677)	(10,048)
Deferred income tax liabilities	(4,841)	—
Other non-current liabilities	(289)	(1,307)
Net tangible assets acquired	$3,392	$13,279

Goodwill represents the excess of the fair value of consideration paid over the fair value of the underlying net tangible and intangible assets acquired. Goodwill recorded for TMW and Tekla consisted of a valuable assembled workforce, a proven ability to generate new products and services to drive future revenue, and a premium paid by the Company for synergies unique to its business. Of the $290.4 million of goodwill recorded for the Tekla acquisition, $245.6 million was assigned to the Engineering and Construction segment and $44.8 million was assigned to the Field Solutions segment. The $233.6 million recorded for TMW was assigned to the Mobile Solutions segment. None of the amounts assigned to goodwill are expected to be deductible for tax purposes.
The following table presents pro forma results of operations of the Company, TMW and Tekla, as if the companies had been combined as of the beginning of the earliest period presented.  The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date. During fiscal 2012, TMW contributed $16.5 million of revenue and recorded $1.7 million of operating income. During fiscal 2011, Tekla contributed $35.9 million of revenue and recorded $0.1 million of operating income. Pro-forma results include amortization of intangible assets related to the acquisitions, interest expense for debt used to purchase TMW and Tekla, acquisition related costs associated with the purchases, income tax effects, and for fiscal 2011 the pro forma results exclude a foreign currency transaction gain recognized on a hedge. The pro forma information for fiscal 2012 and 2011 is as follows:

Fiscal Years	2012	2011
(Dollars in thousands)
Total revenues	$2,132,918	$1,784,822
Net income	193,837	143,850
Net income attributable to Trimble Navigation Ltd.	195,181	145,695
Basic earnings per share	$1.55	$1.19
Diluted earnings per share	$1.52	$1.16

NOTE 5: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet items:

At the End of Fiscal Year	2012	2011
(in thousands)
Inventories:
Raw materials	$89,016	$87,355
Work-in-process	6,658	8,475
Finished goods	144,855	136,233
Total inventories, net	$240,529	$232,063
Deferred cost of sales for the short-term deferral of hardware and related products are included within finished goods and were $16.2 million at the end of fiscal year 2012 and $22.8 million at the end of fiscal year 2011.

At the End of Fiscal Year	2012	2011
(in thousands)
Property and equipment, net:
Machinery and equipment	$151,180	$125,487
Furniture and fixtures	19,370	16,508
Leasehold improvements	22,033	20,934
Construction in progress (1)	36,451	8,339
Buildings	8,967	8,549
Land	1,544	1,542
	239,545	181,359
Less accumulated depreciation	(142,655)	(118,635)
Total	$96,890	$62,724

(1) Construction in progress for fiscal year 2012 includes the building of the Company's new facility in Westminster, Colorado.

At the End of Fiscal Year	2012	2011
(in thousands)
Other non-current liabilities:
Deferred compensation	$12,875	$10,534
Pension	11,081	9,351
Deferred rent	5,309	5,946
Unrecognized tax benefits	22,343	15,733
Other non-current liabilities	6,714	3,461
Total	$58,322	$45,025

At the end of fiscal year 2012, the Company has $22.3 million of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably impact the effective income tax rate and interest and/or penalties related to income tax matters in future periods.
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
To achieve distribution, marketing, production, and technology advantages, the Company manages its operations in the following four segments:

•
Engineering and Construction - Consists of hardware and software solutions for a variety of applications including:  survey; heavy civil and building construction; infrastructure; geospatial; railway; mining and utilities.

•	Field Solutions - Consists of hardware and software solutions for applications including agriculture, mapping and geographic information systems (GIS), utilities, and energy distribution.

•	Mobile Solutions - Consists of hardware and software solutions that enable end-users to monitor and manage their mobile work, mobile workers and mobile assets.

•
Advanced Devices - The various operations that comprise this segment are aggregated on the basis that no single operation accounts for more than 10% of the Company's total revenue, operating income and assets. This segment is comprised of the Component Technologies, Military and Advanced Systems, Applanix, Trimble Outdoors, and ThingMagic businesses.

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

Fiscal Years	2012	2011	2010
(in thousands)
Engineering & Construction
Revenue	$1,089,424	$906,497	$719,053
Operating income	207,174	149,015	110,965
Field Solutions
Revenue	$481,962	$413,721	$318,137
Operating income	182,134	160,139	116,373
Mobile Solutions
Revenue	$348,147	$218,540	$154,254
Operating income	32,459	4,461	1,873
Advanced Devices
Revenue	$120,580	$105,307	$102,493
Operating income	19,166	13,891	18,325
Total
Revenue	$2,040,113	$1,644,065	$1,293,937
Operating income	440,933	327,506	247,536

At the End of Fiscal Year	2012	2011	2010
(in thousands)
Engineering & Construction
Accounts receivable	$171,580	$160,218	$131,808
Inventories	148,241	128,433	123,780
Goodwill	958,103	697,237	432,364
Field Solutions
Accounts receivable	$71,465	$63,542	$52,065
Inventories	44,738	51,756	33,964
Goodwill	68,684	68,268	26,211
Mobile Solutions
Accounts receivable	$59,720	$36,465	$24,806
Inventories	30,598	31,262	16,721
Goodwill	763,386	508,260	348,166
Advanced Devices
Accounts receivable	$20,712	$14,976	$14,141
Inventories	16,952	20,612	18,387
Goodwill	25,526	23,927	21,996
Total
Accounts receivable	$323,477	$275,201	$222,820
Inventories	240,529	232,063	192,852
Goodwill	1,815,699	1,297,692	828,737
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

Fiscal Years	2012	2011	2010
(in thousands)
Consolidated segment operating income	$440,933	$327,506	$247,536
Unallocated corporate expense	(80,996)	(70,310)	(55,758)
Acquisition costs	(21,662)	(14,892)	(6,537)
Amortization of purchased intangible assets	(125,707)	(85,902)	(57,639)
Consolidated operating income	212,568	156,402	127,602
Non-operating income, net	16,856	11,052	13,485
Consolidated income before taxes	$229,424	$167,454	$141,087
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

Fiscal Years	2012	2011	2010
(in thousands)
Revenue (1):
United States	$962,865	$733,171	$595,563
Europe	456,472	402,548	286,705
Asia Pacific	320,131	251,234	227,478
Other non-US countries	300,645	257,112	184,191
Total consolidated revenue	$2,040,113	$1,644,065	$1,293,937

(1)	Revenue is attributed to countries based on the location of the customer.
No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue in fiscal years 2012, 2011, and 2010.
Property and equipment, net by geographic area was as follows:

At the End of Fiscal Year	2012	2011
(in thousands)
Property and equipment, net:
United States	$70,838	$40,432
Europe	17,550	13,681
Asia Pacific and other non-US countries	8,502	8,611
Total property and equipment, net	$96,890	$62,724
NOTE 7: LONG-TERM DEBT
Debt consisted of the following:

At the End of Fiscal	2012	2011
(in thousands)
Credit Facilities:
Term loan	$700,000	$385,000
Revolving credit facility	208,000	177,300
Promissory notes and other debt	3,158	2,136
Total debt	911,158	564,436
Less: current portion of long-term debt	38,092	65,918
Non-current portion	$873,066	$498,518
Credit Facilities

On November 21, 2012, the Company entered into an amended and restated credit agreement with a group of lenders (the “2012 Credit Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.4 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Subject to the terms of the 2012 Credit Facility, the revolving loan facility may be increased, and/or additional term loan commitments may be established, in an aggregate principal amount up to $300.0 million. Additionally, in July 2011, the Company entered into a $50 million uncommitted revolving loan facility (the "2011 Uncommitted Facility"), which is callable by the bank at any time and has no covenants. On January 27, 2012, this facility was increased to $75 million. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company.
At the end of fiscal 2012, total debt was comprised primarily of a term loan of $700.0 million and a revolving credit line of $208.0 million under the 2012 Credit Facility. Of the total outstanding balance, $665.0 million of the term loan and the $208.0 million revolving credit line are classified as long-term in the Consolidated Balance Sheet.
The funds available under the 2012 Credit Facility may be used for general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2012 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 21, 2017, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.15% to 0.35% per annum depending on the Company's leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made at September 29, 2017, with the remaining outstanding balance being due and payable on November 21, 2017. On an annualized basis, the amortization of the term loan is as follows: 5%, 5%, 10%, 10%, and 70% for years one through five respectively. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.
The Company may borrow funds under the 2012 Credit Facility in U.S. Dollars, Euros or in certain other agreed currencies, and borrowings will bear interest, at the Company’s option, at either: (i) a floating per annum base rate based on the administrative agent’s prime rate or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.00% and 1.00%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter, or (ii) a reserve-adjusted fixed per annum rate based on LIBOR, EURIBOR, or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 1.00% and 2.00%, depending on the Company's leverage ratio as of the most recently ended fiscal quarter. Interest will be paid on the last day of each fiscal quarter with respect to borrowings bearing interest based on a floating rate, or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at a fixed rate. The Company's obligations under the 2012 Credit Facility are guaranteed by several of the Company's domestic subsidiaries.
The 2012 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2012 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2012 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2012 Credit Facility) to (b) interest expenses for the most recently ended period of four fiscal quarters of not less than 3.5 to 1. The Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness to (y) EBITDA (as defined in the 2012 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than the applicable ratio set forth in the table below; provided, that on the completion of a material acquisition, the Company may increase the applicable ratio in the table below by 0.25 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters.

Fiscal Quarter Ending	Maximum Leverage Ratio
Prior to June 28, 2013	3.50 to 1
On and after June 28, 2013 and prior to September 27, 2013	3.25 to 1
On and after September 27, 2013	3 to 1

The Company was in compliance with these covenants at the end of fiscal 2012.
The 2012 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2012 Credit Facility, however that acceleration will be automatic in the case of bankruptcy and insolvency events of default.
Promissory Notes and Other Debt
At the end of fiscal 2012 and 2011, the Company had promissory notes and other notes payable totaling approximately $3.1 million and $2.1 million, respectively, of which $0.1 million and $0.2 million, respectively, was classified as long-term in the Consolidated Balance Sheet.
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
The estimated future minimum payments required under the Company’s operating lease commitments at the end of fiscal 2012 are as follows (in thousands):

2013	$25,586
2014	17,933
2015	14,963
2016	9,972
2017	8,228
Thereafter	2,899
Total	$79,581
Net rent expense under operating leases was $28.2 million in fiscal 2012, $23.5 million in fiscal 2011, and $19.2 million in fiscal 2010.
At the end of fiscal 2012, the Company had unconditional purchase obligations of approximately $94.4 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
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

	Fair Values at the end of Fiscal 2012
(in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds (1)	$2	$—	$—	$2
Deferred compensation plan assets (2)	12,875	—	—	12,875
Derivative assets (3)	—	343	—	343
Total	$12,877	$343	$—	$13,220
Liabilities
Deferred compensation plan liabilities (2)	$12,875	$—	$—	$12,875
Derivative liabilities (3)	—	420	—	420
Contingent consideration liability (4)	—	—	2,235	2,235
Total	$12,875	$420	$2,235	$15,530

	Fair Values at the end of Fiscal 2011
(in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds (1)	$3	$—	$—	$3
Deferred compensation plan assets (2)	10,534	—	—	10,534
Derivative assets (3)	—	351	—	351
Total	$10,537	$351	$—	$10,888
Liabilities
Deferred compensation plan liabilities (2)	$10,534	$—	$—	$10,534
Derivative liabilities (3)	—	1,968	—	1,968
Contingent consideration liability (4)	—	—	4,967	4,967
Total	$10,534	$1,968	$4,967	$17,469

(1)
The money market funds are highly liquid investments. The fair values are determined using observable quoted prices in active markets. Money market funds are included in Cash and cash equivalents on the Company’s Consolidated Balance Sheets.

(2)
The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities on the Company's Consolidated Balance Sheets.

(3)
Derivative assets and liabilities primarily represent forward currency exchange contracts. The Company typically enters into these contracts to minimize the short-term impact of foreign currency exchange rates on certain trade and inter-company receivables and payables. Derivative assets and liabilities are included in Other current assets and Other current liabilities on the Company's Consolidated Balance Sheets.

(4)
Contingent consideration liability represents arrangements to pay the former owners of certain companies it acquired. The undiscounted maximum payment under the arrangements is $6.9 million at the end of fiscal 2012, based on future revenues or gross margins. Contingent consideration liability is included on Other current liabilities and Other non-current liabilities on the Company's Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
At the End of Fiscal Year	2012		2011
(in thousands)
Assets:
Cash and cash equivalents	$157,771	$157,771	$154,621	$154,621
Forward foreign currency exchange contracts	343	343	351	351
Liabilities:
Credit facility	$908,000	$908,000	$562,300	$562,300
Forward foreign currency exchange contracts	420	420	1,968	1,968
Promissory notes and other debt	3,158	3,158	2,136	2,136
The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.
NOTE 10: INCOME TAXES
Income before taxes and the provision for taxes consisted of the following:

Fiscal Years	2012	2011	2010
(in thousands)
Income before taxes:
United States	$72,025	$40,259	$137,426
Foreign	157,399	127,195	3,661
Total	$229,424	$167,454	$141,087

Provision for taxes:
US Federal:
Current	33,689	21,157	40,926
Deferred	(1,930)	(9,351)	(3,795)
	31,759	11,806	37,131
US State:
Current	4,273	5,169	2,496
Deferred	(1,280)	(3,370)	505
	2,993	1,799	3,001
Foreign:
Current	19,470	17,278	9,939
Deferred	(14,514)	(12,338)	(12,597)
	4,956	4,940	(2,658)
Income tax provision	39,708	18,545	37,474
Effective tax rate	17%	11%	27%

The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before taxes (effective tax rate) was as follows:

Fiscal Years	2012	2011	2010
Statutory federal income tax rate	35%	35%	35%
Increase (reduction) in tax rate resulting from:
Foreign income taxed at lower rates	(19)%	(24)%	(24)%
US State income taxes	1%	1%	2%
US Federal and California research and development credits	—%	(3)%	(3)%
Stock option compensation	1%	1%	3%
Settlement with tax authorities	—%	(1)%	20%
Release of valuation allowance	—%	—%	(6)%
Other	(1)%	2%	—%
Effective tax rate	17%	11%	27%
The effective tax rate in fiscal 2012 and 2011 is significantly lower as compared to fiscal 2010 due to an IRS settlement in fiscal 2010. The increase of the effective tax rate in 2012 compared to 2011 is primarily due to geographic mix of pretax income and the expiration of federal research and development credit. The Company reinvests a majority of the earnings indefinitely outside of the United States and therefore has not provided U.S. taxes on those indefinitely reinvested earnings.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

At the End of Fiscal Year	2012	2011
(in thousands)
Deferred tax liabilities:
Purchased intangibles	$170,271	$138,948
Depreciation and amortization	8,712	12,373
US residual tax on foreign earnings	973	—
Other	631	—
Total deferred tax liabilities	180,587	151,321

Deferred tax assets:
Inventory valuation differences	10,917	9,988
Expenses not currently deductible	27,107	25,738
Deferred revenue	2,838	4,901
US State credit carryforwards	13,495	12,789
Warranty	3,135	3,973
US Federal net operating loss carryforwards	5,951	11,460
Foreign net operating loss carryforwards	25,828	30,752
Net foreign tax credits on undistributed foreign earnings	—	8,589
Stock-based compensation	13,000	15,041
Other	516	3,447
Total deferred tax assets	102,787	126,678
Valuation allowance	(22,144)	(20,432)
Total deferred tax assets	80,643	106,246

Total net deferred tax liabilities	$(99,944)	$(45,075)

Reported as:
Current deferred income tax assets	$43,473	$44,632
Non-current deferred income tax assets	4,927	6,062
Current deferred income tax assets	(84)	(175)
Non-current deferred income tax assets	(148,260)	(95,594)
Net deferred tax liabilities	$(99,944)	$(45,075)
At the end of fiscal 2012, the Company has federal, California and foreign net operating loss carryforwards, or NOLs, of approximately $15.5 million, $8.0 million, and $94.2 million, respectively. The federal and California NOLs expire in years 2018 through 2032. There is, generally, no expiration for the foreign NOLs. Utilization of the Company’s federal and state NOLs are subject to annual limitations in accordance with the applicable tax code.
The Company has California research and development credit carryforwards of approximately $15.8 million that can be carried forward indefinitely.
The Company’s valuation allowance is primarily attributable to net operating losses and research and development credit carryforwards. The Company has determined that it is more likely than not that the Company will not realize these deferred tax assets and, accordingly, a valuation allowance has been established for such amounts.
At the end of fiscal 2012, the Company’s foreign subsidiary accumulated undistributed earnings that are intended to be indefinitely reinvested outside the U.S. were approximately $306.7 million. The amount of the unrecognized deferred tax liability on this amount is approximately $107.3 million.
The total amount of the unrecognized tax benefits, or UTB, at the end of fiscal 2012 was $35.2 million. A reconciliation of unrecognized tax benefit is as follows:

(in thousands)	Federal, State and Foreign Tax	Accrued Interest and Penalties	Unrecognized Income Tax Benefits
At the end of fiscal 2009	$38,262	$5,035	$43,297
Additions for tax positions related to the current year	4,091	1,372	5,463
Additions for tax positions related to prior year	4,600	—	4,600
Other reductions for tax positions related to prior years	(21,453)	(3,767)	(25,220)
Foreign exchange	(27)	—	(27)
At the end of fiscal 2010	$25,473	$2,640	28,113
Total UTBs that, if recognized, would impact the effective tax rate at the end of fiscal 2010	$25,473	$2,640	$28,113
Additions for tax positions related to the current year	7,438	1,877	9,315
Additions for tax positions related to prior years	706	62	768
Other reductions for tax positions related to prior years	(7,508)	(1,831)	(9,339)
Foreign exchange	(125)	(14)	(139)
At the end of fiscal 2011	$25,984	$2,734	$28,718
Total UTBs that, if recognized, would impact the effective tax rate at the end of fiscal 2011	$25,984	$2,734	$28,718
Additions for tax positions related to the current year	11,700	833	12,533
Additions for tax positions related to prior year	(96)	—	(96)
Other reductions for tax positions related to prior years	(5,338)	(634)	(5,972)
Foreign exchange	—	7	7
At the end of fiscal 2012	$32,250	$2,940	35,190
Total UTBs that, if recognized, would impact the effective tax rate at the end of fiscal 2012	$32,250	$2,940	$35,190
The Company and its subsidiaries are subject to U.S. federal, state, and foreign income taxes. The Company has substantially concluded all U.S. federal income tax audits for years through 2009 with the exception of acquired companies. State income tax matters have been concluded for years through 2005 and non-U.S. income tax matters have been concluded for years through 2000. The Company is currently in various stages of multiple year examinations by federal, state, and foreign (multiple jurisdictions) taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s UTB liability including interest and penalties was recorded in Other non-current liabilities in the accompanying Consolidated Balance Sheets.

NOTE 11: COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of related tax were as follows:

At the End of Fiscal Year	2012	2011
(in thousands)
Accumulated foreign currency translation adjustments	24,741	6,756
Net unrealized actuarial losses	(2,130)	(1,616)
Total accumulated other comprehensive income	22,611	5,140

NOTE 12: EMPLOYEE STOCK BENEFIT PLANS
The Company’s stock benefit plans include the employee stock purchase plan and stock plans adopted in 2002, 1993, 1992, 1990, as well as one stock plan assumed through an acquisition. Other than the employee stock purchase plan and the 2002 and 1992 stock plans described below, the other plans have no shares available for future grant. At the end of fiscal 2012, for the stock plan assumed through an acquisition and the 1990 stock option plans, options to purchase 142,459 shares and 30,000 shares, respectively, were outstanding.
Plans
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 19,550,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits eligible employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. The Purchase Plan terminates on September 30, 2018. In fiscal 2012, 2011 and 2010, the shares issued under the Purchase Plan were 351,311, 397,126 and 450,774 shares, respectively. Compensation expense recognized during fiscal 2012, 2011 and 2010 related to shares granted under the Employee Stock Purchase Plan was $3.9 million, $3.3 million and $2.9 million, respectively. At the end of fiscal 2012, the number of shares reserved for future purchases by eligible employees was 6,609,375.
2002 Stock Plan
In 2002, Trimble’s board of directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan, approved by the shareholders, provides for the granting of incentive and non-statutory stock options and restricted stock units for up to 31,285,124 shares plus any shares currently reserved but unissued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 20% at the first anniversary of grant and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. In certain instances, grants vest at a rate of 40% at the second anniversary of grant and monthly thereafter at an annual rate of 20% with full vesting occurring at the fifth anniversary of the grant. Non-employee director stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 1/12th per month, with full vesting occurring one year from the date of grant. The Company issues new shares for option exercises. The majority of the restricted share units granted under this plan vest 100% after three years. At the end of fiscal 2012, options to purchase 8,310,605 shares were outstanding, 771,735 restricted stock units were unvested, and 10,441,368 shares were available for future grant under the 2002 Plan.
1992 Employee Stock Bonus Plan
In 1992, Trimble’s board of directors approved the 1992 Employee Stock Bonus Plan (“Bonus Plan”). At the end of fiscal 2012, there were no options outstanding to purchase shares and 2,727 shares were available for future grant under the 1992 Employee Stock Bonus Plan.
Stock Option and Restricted Stock Unit Activity
Options Outstanding and Exercisable
Exercise prices for options outstanding at the end of fiscal 2012, ranged from $7.27 to $53.95. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information with respect to options outstanding at the end of fiscal 2012:

	Options Outstanding			Options Exercisable
Range	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Number Exercisable	Weighted- Average Exercise Price per Share
(in thousands, except for per share data)
$7.27 – $14.53	448	$11.67	1.28	448	$11.67
$14.54 – $19.96	907	18.90	2.83	724	18.65
$19.96 – $21.68	1,041	21.02	3.75	592	20.96
$21.69 – $28.00	664	26.00	1.77	629	25.93
$28.01 – $35.94	859	31.36	4.26	503	31.48
$35.95 – $41.22	1,171	37.61	3.98	657	38.57
$41.23 - $41.28	1,145	41.28	5.79	89	41.28
$41.29 - $46.00	772	43.12	5.39	140	43.08
$46.01 - $53.95	1,476	50.22	6.55	72	53.70
Total	8,483	$33.85	4.40	3,854	$26.52

	Number Of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding	8,483	$33.85	4.40	$209,919
Options expected to vest	4,259	$39.72	5.41	80,411
Options exercisable	3,854	$26.52	3.14	123,653

Options expected to vest are adjusted for expected forfeitures. The aggregate intrinsic value is the total pretax intrinsic value based on the Company’s closing stock price of $58.60 at the end of fiscal 2012, which would have been received by the option holders had all option holders exercised their options as of that date.
At the end of fiscal 2012, the total unamortized stock option expense is $57.8 million with a weighted-average recognition period of 3.5 years.
Option Activity
Activity during fiscal 2012, under the combined plans was as follows:

	Options	Weighted average exercise price
(in thousands, except for per share data)
Outstanding at the beginning of year	9,901	$27.48
Granted	1,505	50.12
Exercised	(2,818)	20.12
Cancelled	(105)	34.10
Outstanding at the end of year	8,483	$33.85
Available for grant	10,444
The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $89.3 million, $64.7 million, and $47.5 million, respectively. Compensation expense recognized during fiscal 2012, 2011 and 2010 related to stock options was $20.3 million, $15.8 million, and $13.3 million, respectively.
Restricted Stock Unit Activity
Activity during fiscal 2012 was as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(in thousands, except for per share data)
Unvested at the beginning of year	1,124	$26.01
Granted	368	48.32
Vested	(636)	21.94
Cancelled	(84)	25.79
Unvested at the end of year	772	$41.31
Compensation expense recognized during fiscal 2012, 2011 and 2010 related to restricted stock units was $8.6 million, $9.4 million, and $6.9 million, respectively. At the end of fiscal 2012, there was $22.1 million of unamortized restricted stock unit compensation expense related to unvested restricted stock units, with a weighted-average recognition period of 1.3 years.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the Consolidated Statements of Income.

Fiscal Years	2012	2011	2010
(in thousands)
Cost of sales	$2,005	$1,955	$1,816
Research and development	5,319	4,624	3,991
Sales and marketing	7,017	6,672	5,611
General and administrative	18,319	15,200	11,707
Total operating expenses	30,655	26,496	21,309
Total stock-based compensation expense	32,660	28,451	23,125
Fair Value of Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The estimated weighted average value of rights granted under the Employee Stock Purchase Plan during fiscal years 2012, 2011 and 2010 was $12.53, $10.81 and $6.94, respectively. The fair value of rights granted during 2012, 2011 and 2010 was estimated at the date of grant using the following weighted-average assumptions:

Fiscal Years	2012	2011	2010
Expected dividend yield	—	—	—
Expected stock price volatility	37.9%	34.0%	35.5%
Risk free interest rate	0.10%	0.16%	0.20%
Expected life of purchase	6 months	6 months	6 months
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
Fair value of Trimble Options
Stock option expense recognized in the Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company’s compensation expense for stock options is recognized using the straight-line single option method. The fair value for stock options is estimated on the date of grant using the binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term.
Under the binomial model, the weighted average grant-date fair value of stock options granted during fiscal years 2012, 2011 and 2010 was $15.02, $15.23, and $11.85, respectively. For options granted during fiscal 2012, 2011 and 2010, the following weighted-average assumptions were used:

Fiscal Years	2012	2011	2010
Expected dividend yield	—	—	—
Expected stock price volatility	41%	45%	43%
Risk free interest rate	0.62%	1.13%	1.39%
Expected life of options	4.1 years	4.2 years	4.2 years
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
Expected Life of Options—The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined based on historical experience of similar stock options with consideration for the contractual terms of the stock options, vesting schedules and expectations of future employee behavior.
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
NOTE 13: STATEMENT OF CASH FLOW DATA

Fiscal Years	2012	2011	2010
(in thousands)
Supplemental disclosure of cash flow information:
Interest paid	$17,846	$8,641	$1,752
Income taxes paid	$20,202	$13,867	$63,937
NOTE 14: LITIGATION
From time to time, the Company is involved in litigation arising out of the ordinary course of its business. There are no known claims or pending litigation expected to have a material effect on the Company’s overall financial position, results of operations, or liquidity.

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. As a result of the extra week, year-over-year results may not be comparable. Thus, due to the inherent nature of adopting a 52-53 week fiscal year, the Company, analysts, shareholders, investors, and others will have to make appropriate adjustments to any analysis performed when comparing our activities and results. Fiscal 2012 and 2011 were both 52-week years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2012	2012	2012	2012
(in thousands, except per share data)
Revenue	$502,267	$517,560	$504,763	$515,523
Gross margin	259,150	267,696	262,867	256,463
Net income attributable to Trimble Navigation Ltd.	50,818	53,692	53,364	33,185
Basic net income per share	0.41	0.43	0.42	0.26
Diluted net income per share	0.40	0.42	0.42	0.26

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2011	2011	2011	2011
(in thousands, except per share data)
Revenue	$384,293	$407,169	$417,433	$435,170
Gross margin	191,530	208,734	211,559	217,758
Net income attributable to Trimble Navigation Ltd.	39,703	53,678	27,971	29,403
Basic net income per share	0.33	0.44	0.23	0.24
Diluted net income per share	0.32	0.43	0.22	0.23

NOTE 16: SUBSEQUENT EVENT

On February 11, 2013, Trimble's Board of Directors approved a 2-for-1 split of all outstanding shares of the Company's Common Stock ("Forward Stock Split"). Each shareholder of record of the Common Stock on the close of business on March 6, 2013 will be entitled to receive one additional share of Common Stock for every outstanding share held on the record date. The distribution of the new shares will occur on March 20, 2013 and trading will begin on a split-adjusted basis on March 21, 2013. All shares and per share information presented herein does not reflect the upcoming stock split.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Trimble Navigation Limited
We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of December 28, 2012 and December 30, 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a) Schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at December 28, 2012 and December 30, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trimble Navigation Limited's internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 25, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Trimble Navigation Limited
We have audited Trimble Navigation Limited's internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trimble Navigation Limited's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Trimble Navigation Limited maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of all current year acquisitions, which are included in the December 28, 2012 consolidated financial statements of Trimble Navigation Limited and constituted less than 5% of total assets and net assets as of December 28, 2012, and less than 4% of consolidated revenue for the year then ended. Our audit of internal over financial reporting of Trimble Navigation Limited also did not include an evaluation of the internal control over financial reporting of all current year acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trimble Navigation Limited as of December 28, 2012 and December 30, 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2012 of Trimble Navigation Limited and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 25, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
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
The Company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from our evaluation the internal control over financial reporting of all current year acquisitions, which are included in the December 28, 2012 consolidated financial statements and constituted less than 5% of total assets and net assets as of December 28, 2012, and less than 4% of consolidated revenue for the year then ended. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective at the end of fiscal 2012.
The effectiveness of our internal control over financial reporting at the end of fiscal 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
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
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the Proxy Statement under the caption “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.
Item 14.     Principal Accounting Fees and Services
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
(b) Exhibits

Exhibit Number

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (4)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (5)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)

3.4	Certificate of Determination of the Company filed February 19, 1999. (7)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (13)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (15)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (20)

3.8	Bylaws of the Company (amended and restated through November 9, 2011). (14)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (17)

10.2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)

Exhibit Number

10.3+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (2)

10.4+	1993 Stock Option Plan, as amended October 24, 2003. (10)

10.5+	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan. (32)

10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (8)

10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 26, 2010. (31)

10.8+	Trimble Navigation Limited Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (11)

10.9	Combination Agreement by and between the Company and Tekla Corporation. (12)

10.10	Irrevocable Undertaking by and between the Company and Gerako Oy. (16)

10.11
Stock Purchase Agreement, dated August 24, 2012, by and among the Company, TMW Intermediate Holdings Corporation, TMW Systems Holdings LLC and, for the limited purposes set forth therein, certain holders of equity in the Seller named therein. (28)

10.12+	Board of Directors Compensation Policy effective May 3, 2011. (22)

10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (25)

10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (27)

10.15	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (19)

10.16+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (21)

10.17+	Trimble Navigation Limited Annual Management Incentive Plan Description. (18)

10.18+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (29)

10.19**
Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated March 12, 2004, as amended January 19, 2005, October 25, 2005 and June 20, 2007. (23)

10.20**	Consigned Excess Inventory Addendum to the Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated July 6, 2009. (24)

10.21	First Amendment to Lease between Carr NP Properties, LLC and the Company. (33)

10.22	Letter of assignment between the Company and Christopher Gibson dated June 11, 2008. (34)

10.23	Amendment to the letter of assignment between the Company and Christopher Gibson dated December 20, 2009. (35)

10.24
Amendment and Restatement Agreement, dated as of November 21, 2012, to the Credit Agreement dated as of May 6, 2011, among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (26)

10.25
Amended and Restated Credit Agreement, dated as of November 21, 2012, by and among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (30)

Exhibit Number

10.26	Form of U.S. officer stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (36)

10.27	Form of Non-U.S. officer stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (36)

10.28	Form of U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (36)

10.29	Form of non-U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (36)

10.30	Form of U.S. subscription agreement under the Company's Amended and Restated Employee Stock Purchase Plan. (36)

21.1	Subsidiaries of the Company. (36)

23.1	Consent of Independent Registered Public Accounting Firm. (36)

24.1	Power of Attorney included on signature page herein.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (36)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (36)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (36)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (36)

101.INS	XBRL Instance Document. (37)

101.SCH	XBRL Taxonomy Extension Schema Document. (37)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (37)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (37)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (37)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (37)

(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to exhibit number 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(6)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(7)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(8)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(9)	[Intentionally omitted.]

(10)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.

(11)	Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(12)	Incorporated by reference to exhibit number 10.1 to the Company's Current Report on Form 8-K, filed on May 9, 2011.

(13)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(14)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2011.

(15)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(16)	Incorporated by reference to exhibit number 10.2 to the Company's Current Report on Form 8-K, filed on May 9, 2011.

(17)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

(18)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2010.

(19)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

(20)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(21)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.

(22)	Incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.

(23)	Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(24)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.

(25)	Incorporated by reference to exhibit number 10.13 to the Company's Annual Report on Form 10-K for the year ended January 2, 2009.

(26)	Incorporated by reference to exhibit number 10.1 to the Company's Current Report on Form 8-K, filed November 21, 2012.

(27)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.

(28)	Incorporated by reference to exhibit number 99.1 to the Company's Current Report on Form 8-K, filed August 27, 2012.

(29)	Incorporated by reference to exhibit number 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(30)	Incorporated by reference to exhibit number 10.2 to the Company's Current Report on Form 8-K, filed November 21, 2012.

(31)	Incorporated by reference to exhibit number 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(32)	Incorporated by reference to exhibit number 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

(33)	Incorporated by reference to exhibit number 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(34)	Incorporated by reference to exhibit number 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(35)	Incorporated by reference to exhibit number 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(36)	Filed herewith.

(37)
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

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10K.

**	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

EXHIBIT LIST

Exhibit Number

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (4)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (5)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)

3.4	Certificate of Determination of the Company filed February 19, 1999. (7)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (13)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (15)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (20)

3.8	Bylaws of the Company (amended and restated through November 9, 2011). (14)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (17)

10.2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)

10.3+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (2)

10.4+	1993 Stock Option Plan, as amended October 24, 2003. (10)

10.5+	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan. (32)

10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (8)

10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 26, 2010. (31)

10.8+	Trimble Navigation Limited Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (11)

10.9	Combination Agreement by and between the Company and Tekla Corporation. (12)

10.10	Irrevocable Undertaking by and between the Company and Gerako Oy. (16)

10.11
Stock Purchase Agreement, dated August 24, 2012, by and among the Company, TMW Intermediate Holdings Corporation, TMW Systems Holdings LLC and, for the limited purposes set forth therein, certain holders of equity in the Seller named therein. (28)

10.12+	Board of Directors Compensation Policy effective May 3, 2011. (22)

10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (25)

10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (27)

10.15	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (19)

10.16+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (21)

Exhibit Number

10.17+	Trimble Navigation Limited Annual Management Incentive Plan Description. (18)

10.18+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (29)

10.19 **
Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated March 12, 2004, as amended January 19, 2005, October 25, 2005 and June 20, 2007. (23)

10.20 **	Consigned Excess Inventory Addendum to the Master Manufacturing Services Agreement by and between the Company and Flextronics Corporation (formerly Solectron Corporation) dated July 6, 2009. (24)

10.21	First Amendment to Lease between Carr NP Properties, LLC and the Company. (33)

10.22	Letter of assignment between the Company and Christopher Gibson dated June 11, 2008. (34)

10.23	Amendment to the letter of assignment between the Company and Christopher Gibson dated December 20, 2009. (35)

10.24
Amendment and Restatement Agreement, dated as of November 21, 2012, to the Credit Agreement dated as of May 6, 2011, among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (26)

10.25
Amended and Restated Credit Agreement, dated as of November 21, 2012, by and among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (30)

10.26	Form of U.S. officer stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (36)

10.27	Form of Non-U.S. officer stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (36)

10.28	Form of U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (36)

10.29	Form of non-U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (36)

10.30	Form of U.S. subscription agreement under the Company's Amended and Restated Employee Stock Purchase Plan. (36)

21.1	Subsidiaries of the Company. (36)

23.1	Consent of Independent Registered Public Accounting Firm. (36)

24.1	Power of Attorney included on signature page herein.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (36)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (36)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (36)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (36)

101.INS	XBRL Instance Document. (37)

101.SCH	XBRL Taxonomy Extension Schema Document. (37)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (37)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (37)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (37)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (37)

(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(6)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(7)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(8)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(9)	[Intentionally omitted.]

(10)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.

(11)	Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(12)	Incorporated by reference to exhibit number 10.1 to the Company's Current Report on Form 8-K, filed on May 9, 2011.

(13)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(14)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2011.

(15)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(16)	Incorporated by reference to exhibit number 10.2 to the Company’s Current Report on Form 8-K, filed on May 9, 2011.

(17)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

(18)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2010.

(19)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

(20)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(21)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.

(22)	Incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.

(23)	Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(24)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.

(25)	Incorporated by reference to exhibit number 10.13 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.

(26)	Incorporated by reference to exhibit number 10.1 to the Company's Current Report on Form 8-K, filed November 21, 2012.

(27)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.

(28)	Incorporated by reference to exhibit number 99.1 to the Company’s Current Report on Form 8-K, filed on August 27, 2012.

(29)	Incorporated by reference to exhibit number 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(30)	Incorporated by reference to exhibit number 10.2 to the Company's Current Report on Form 8-K, filed November 21, 2012 .

(31)	Incorporated by reference to exhibit number 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(32)	Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

(33)	Incorporated by reference to exhibit number 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(34)	Incorporated by reference to exhibit number 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(35)	Incorporated by reference to exhibit number 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(36)	Filed herewith.

(37)
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
February 25, 2013
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ STEVEN W. BERGLUND Steven W. Berglund	President, Chief Executive Officer, Director	February 22, 2013

/s/ RAJAT BAHRI Rajat Bahri	Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	February 22, 2013

/s/ JULIE SHEPARD Julie Shepard	Vice President of Finance and Principal Accounting Officer	February 22, 2013

/s/ JOHN B. GOODRICH John B. Goodrich	Director	February 22, 2013

/s/ WILLIAM HART William Hart	Director	February 22, 2013

/s/ MERIT E. JANOW Merit E. Janow	Director	February 22, 2013

/s/ ULF J. JOHANSSON Ulf J. Johansson	Director	February 25, 2013

/s/ RON S. NERSESIAN Ron S. Nersesian	Director	February 22, 2013

Signature	Capacity in which Signed

/s/ BRADFORD W. PARKINSON Bradford W. Parkinson	Director	February 22, 2013

/s/ MARK S. PEEK Mark S. Peek	Director	February 22, 2013

/s/ NICKOLAS W. VANDE STEEG Nickolas W. Vande Steeg	Director	February 22, 2013

SCHEDULE II
TRIMBLE NAVIGATION LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Fiscal Year End	2012	2011	2010
Allowance for doubtful accounts:
Balance at beginning of period	$6,689	$3,442	$3,875
Acquired allowance	1,714	3,678	1,380
Bad debt expense	2,030	1,913	2,320
Write-offs, net of recoveries	(4,115)	(2,344)	(4,133)
Balance at end of period	$6,318	$6,689	$3,442