Form 10-Q
period 2013-03-29
TRIMBLE NAVIGATION LTD /CA/
filed 2013-05-02
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 29, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2013, there were 255,797,838 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended March 29, 2013

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	First Quarter of	Fiscal Year End
As of	2013	2012
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$143,552	$157,771
Accounts receivable, net	388,850	323,477
Other receivables	14,168	17,327
Inventories, net	260,596	240,529
Deferred income taxes	43,198	43,473
Other current assets	39,586	33,396
Total current assets	889,950	815,973
Property and equipment, net	105,603	96,890
Goodwill	1,837,937	1,815,699
Other purchased intangible assets, net	636,696	644,419
Other non-current assets	95,535	96,123
Total assets	$3,565,721	$3,469,104
LIABILITIES
Current liabilities:
Current portion of long-term debt	$91,117	$38,092
Accounts payable	120,838	124,532
Accrued compensation and benefits	75,621	86,064
Deferred revenue	187,551	138,920
Accrued warranty expense	17,476	17,066
Other current liabilities	63,851	63,996
Total current liabilities	556,454	468,670
Non-current portion of long-term debt	829,322	873,066
Non-current deferred revenue	10,927	7,262
Deferred income taxes	136,308	148,260
Other non-current liabilities	66,842	58,322
Total liabilities	1,599,853	1,555,580
Commitments and contingencies
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 360,000 shares authorized; 255,758 and 254,486 shares issued and outstanding as of the first quarter of fiscal 2013 and fiscal year end 2012, respectively	1,036,779	1,006,818
Retained earnings	916,158	868,026
Accumulated other comprehensive income (loss)	(3,144)	22,611
Total Trimble Navigation Ltd. shareholders’ equity	1,949,793	1,897,455
Noncontrolling interests	16,075	16,069
Total equity	1,965,868	1,913,524
Total liabilities and equity	$3,565,721	$3,469,104
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In thousands, except per share data)	2013	2012
Revenue:
Product	$412,787	$398,538
Service	81,596	57,430
Subscription	61,728	46,299
Total revenue	556,111	502,267
Cost of sales:
Product	198,701	193,044
Service	30,843	22,521
Subscription	19,972	14,431
Amortization of purchased intangible assets	19,681	13,121
Total cost of sales	269,197	243,117
Gross margin	286,914	259,150
Operating expense
Research and development	73,608	60,235
Sales and marketing	83,623	76,024
General and administrative	51,970	46,886
Restructuring charges	1,605	481
Amortization of purchased intangible assets	19,651	15,676
Total operating expense	230,457	199,302
Operating income	56,457	59,848
Non-operating income (expense), net
Interest expense, net	(5,071)	(3,863)
Foreign currency transaction loss	(1,569)	(2,213)
Income from equity method investments, net	4,257	6,192
Other income, net	295	363
Total non-operating income (expense), net	(2,088)	479
Income before taxes	54,369	60,327
Income tax provision	5,437	10,255
Net income	48,932	50,072
Less: Net loss attributable to noncontrolling interests	(876)	(746)
Net income attributable to Trimble Navigation Ltd.	$49,808	$50,818
Basic earnings per share	$0.20	$0.20
Shares used in calculating basic earnings per share	255,181	248,740
Diluted earnings per share	$0.19	$0.20
Shares used in calculating diluted earnings per share	260,299	255,520
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter of
	2013	2012
(Dollars in thousands)
Net income	$48,932	$50,072
Foreign currency translation adjustments	(25,683)	23,720
Net unrealized actuarial loss	(71)	(38)
Comprehensive income	23,178	73,754
Less: Comprehensive loss attributable to the noncontrolling interests	(876)	(746)
Comprehensive income attributable to Trimble Navigation Ltd.	$24,054	$74,500
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(Dollars in thousands)	2013	2012
Cash flow from operating activities:
Net income	$48,932	$50,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,193	5,562
Amortization expense	39,332	28,797
Provision for doubtful accounts	65	587
Deferred income taxes	(11,809)	146
Stock-based compensation	8,818	7,789
Income from equity method investments, net	(4,257)	(6,192)
Excess tax benefit for stock-based compensation	(4,784)	(7,580)
Provision for excess and obsolete inventories	584	3,111
Other non-cash items	104	(977)
Add decrease (increase) in assets:
Accounts receivable	(61,956)	(46,425)
Other receivables	5,027	2,211
Inventories	(20,218)	5,928
Other current and non-current assets	(10,867)	(7,972)
Add increase (decrease) in liabilities:
Accounts payable	(6,081)	4,205
Accrued compensation and benefits	(12,037)	(1,895)
Deferred revenue	51,964	29,569
Accrued warranty expense	439	(728)
Other current and non-current liabilities	7,939	1,450
Net cash provided by operating activities	37,388	67,658
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(65,192)	(101,392)
Acquisitions of property and equipment	(14,927)	(7,644)
Acquisitions of intangible assets	—	(755)
Sale of equity method investments	2,430	—
Dividends received	1,284	181
Other	—	70
Net cash used in investing activities	(76,405)	(109,540)
Cash flow from financing activities:
Issuances of common stock, net	14,437	26,682
Excess tax benefit for stock-based compensation	4,784	7,580
Proceeds from long-term debt and revolving credit lines	113,000	181,500
Payments on short-term and long-term debt	(103,981)	(122,850)
Net cash provided by financing activities	28,240	92,912
Effect of exchange rate changes on cash and cash equivalents	(3,442)	3,495
Net increase (decrease) in cash and cash equivalents	(14,219)	54,525
Cash and cash equivalents, beginning of period	157,771	154,621
Cash and cash equivalents, end of period	$143,552	$209,146
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
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2012 was December 28, 2012. The first quarter of fiscal 2013 and 2012 ended on March 29, 2013 and March 30, 2012, respectively. Fiscal 2013 is a 53-week year and 2012 is a 52-week year. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The accompanying financial data as of the first quarter of fiscal 2013 and for the first quarter of fiscal 2013 and 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2012 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2012. The following discussion should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary have been made to present a fair statement of results for the interim periods presented. The results of operations for the first quarter of fiscal 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.
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
On February 11, 2013, Trimble's Board of Directors approved a 2-for-1 split of all outstanding shares of the Company's Common Stock, payable March 20, 2013 to shareholders of record on March 6, 2013. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first quarter of fiscal 2013 from those disclosed in the Company’s 2012 Form 10-K.
NOTE 3. SHAREHOLDERS’ EQUITY
Stock Repurchase Activities
In October 2011, the Company’s Board of Directors approved a stock repurchase program (“2011 Stock Repurchase Program”), authorizing the Company to repurchase up to $100.0 million of Trimble’s common stock. No shares of common stock were repurchased during the first quarter of fiscal 2013 or 2012. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.
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
The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the Condensed Consolidated Statements of Income for the first quarter of fiscal 2013 and 2012.

	First Quarter of
	2013	2012
(Dollars in thousands)
Cost of sales	$600	$520
Research and development	1,147	1,229
Sales and marketing	1,764	1,791
General and administrative	5,307	4,249
Total operating expenses	8,218	7,269
Total stock-based compensation expense	$8,818	$7,789
Fair value of Trimble Options
Stock option expense recognized in the Condensed Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company’s compensation expense for stock options is recognized using the straight-line single option method. The fair values for stock options are estimated on the date of grant using the binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during the first quarter of fiscal 2013 and 2012, the following weighted average assumptions were used:

	First Quarter of
	2013	2012
Expected dividend yield	—	—
Expected stock price volatility	40.3%	45.4%
Risk free interest rate	0.6%	0.8%
Expected life of options	4.1 years	4.1 years
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
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets
Intangible Assets consisted of the following:

	First Quarter of 2013			Fiscal Year End 2012
	Gross			Gross
As of	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$631,917	$(289,608)	$342,309	$610,643	$(267,952)	$342,691
Trade names and trademarks	43,428	(24,459)	18,969	42,512	(23,241)	19,271
Customer relationships	389,862	(147,171)	242,691	385,269	(135,571)	249,698
Distribution rights and other intellectual properties	74,691	(41,964)	32,727	72,510	(39,751)	32,759
	$1,139,898	$(503,202)	$636,696	$1,110,934	$(466,515)	$644,419
The estimated future amortization expense of purchased intangible assets as of the first quarter of fiscal 2013 was as follows:

(Dollars in thousands)
2013 (Remaining)	$115,939
2014	130,962
2015	118,851
2016	101,305
2017	82,283
Thereafter	87,356
Total	$636,696
Goodwill
The changes in the carrying amount of goodwill by operating segment for the first quarter of fiscal 2013 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of fiscal year end 2012	$958,103	$68,684	$763,386	$25,526	$1,815,699
Additions due to acquisitions	1,790	—	32,770	—	34,560
Purchase price adjustments	79	—	329	35	443
Foreign currency translation adjustments	(10,085)	(915)	(1,380)	(385)	(12,765)
Balance as of the first quarter of 2013	$949,887	$67,769	$795,105	$25,176	$1,837,937
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in fiscal 2012 and the first quarter of fiscal 2013, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible asset and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.

NOTE 5. INVENTORIES
Inventories, net, consisted of the following:

	First Quarter of	Fiscal Year End
As of	2013	2012
(Dollars in thousands)
Raw materials	$98,001	$89,016
Work-in-process	6,117	6,658
Finished goods	156,478	144,855
Total inventories, net	$260,596	$240,529
Deferred costs of sales for the short-term deferral of hardware and related products are included within finished goods and were $16.4 million as of the first quarter of fiscal 2013 and $16.2 million as of fiscal year end 2012.
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

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
First Quarter of Fiscal 2013
Segment revenue	$266,871	$147,481	$110,164	$31,595	$556,111
Operating income	42,973	59,526	11,573	6,485	120,557
First Quarter of Fiscal 2012
Segment revenue	$248,885	$147,499	$78,383	$27,500	$502,267
Operating income	40,077	62,361	7,358	3,339	113,135
As of the First Quarter of Fiscal 2013
Accounts receivable	$186,909	$112,239	$67,224	$22,478	$388,850
Inventories	167,070	45,458	30,328	17,740	260,596
Goodwill	949,887	67,769	795,105	25,176	1,837,937
As of Fiscal Year End 2012
Accounts receivable	$171,580	$71,465	$59,720	$20,712	$323,477
Inventories	148,241	44,738	30,598	16,952	240,529
Goodwill	958,103	68,684	763,386	25,526	1,815,699
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	First Quarter of
	2013	2012
(Dollars in thousands)
Consolidated segment operating income	$120,557	$113,135
Unallocated corporate expense	(21,350)	(19,724)
Amortization of purchased intangible assets	(39,332)	(28,797)
Acquisition costs	(3,418)	(4,766)
Consolidated operating income	56,457	59,848
Non-operating income (expense), net	(2,088)	479
Consolidated income before taxes	$54,369	$60,327
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and restructuring costs.
NOTE 7. DEBT, COMMITMENTS AND CONTINGENCIES
Debt consisted of the following:

	First Quarter of	Fiscal Year End
As of	2013	2012
(Dollars in thousands)
Credit Facilities:
Term loan	$691,250	$700,000
Revolving credit facility	226,000	208,000
Promissory notes and other debt	3,189	3,158
Total debt	920,439	911,158
Less current portion of long-term debt	91,117	38,092
Non-current portion	$829,322	$873,066

Credit Facilities
On November 21, 2012, the Company entered into an amended and restated credit agreement with a group of lenders (the “2012 Credit Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.4 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Subject to the terms of the 2012 Credit Facility, the revolving loan facility and the term loan facility may be increased by $300.0 million in the aggregate. Additionally, we have a $75 million uncommitted revolving loan facility (the “2011 Uncommitted Facility”), which is callable by the bank at any time and has no covenants. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company.
As of the first quarter of fiscal 2013, total debt was comprised primarily of a term loan of $691.3 million and a revolving credit line of $173.0 million under the 2012 Credit Facility and a revolving credit line of $53.0 million under the 2011 Uncommitted Facility. Of the total outstanding balance, $656.0 million of the term loan and the $173.0 million revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet.
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
The Company was in compliance with these restrictive covenants as of the first quarter of fiscal 2013.
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
The weighted average interest rate on the current portion of the long-term debt outstanding under the 2012 Credit Facility and 2011 Uncommitted Facility was 1.66% and 1.96% at the end of the first quarter of fiscal 2013 and fiscal year end 2012, respectively. The interest rate on the non-current debt outstanding under the 2012 Credit Facility was 1.89% and 1.96% at the end of the first quarter of fiscal 2013 and fiscal year end 2012, respectively.
Promissory Notes and Other Debt
As of the first quarter of fiscal 2013 and fiscal year end 2012, the Company had promissory notes and other debt totaling approximately $3.2 million for both periods, of which $0.1 million for both periods was classified as long-term in the Condensed Consolidated Balance Sheet.
Leases and Other Commitments
The estimated future minimum operating lease commitments as of the first quarter of fiscal 2013 are as follows (dollars in thousands):

2013 (Remaining)	$20,083
2014	19,235
2015	16,513
2016	10,723
2017	8,175
Thereafter	3,238
Total	$77,967
As of the first quarter of fiscal 2013, the Company had unconditional purchase obligations of approximately $103.8 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
NOTE 8. FAIR VALUE MEASUREMENTS
The Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Where available, fair value is based on observable market prices or parameters . Where observable prices or inputs are not available, valuation models are applied. Hierarchical levels, defined by the guidance on fair value measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:
Level I – Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities.
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

	Fair Values as of the First Quarter of 2013				Fair Values as of Fiscal Year End 2012
(Dollars in thousands)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$2	$—	$—	$2	$2	$—	$—	$2
Deferred compensation plan assets (2)	14,683	—	—	14,683	12,875	—	—	12,875
Derivative assets (3)	—	547	—	547	—	343	—	343
Total	$14,685	$547	$—	$15,232	$12,877	$343	$—	$13,220
Liabilities
Deferred compensation plan liabilities (2)	$14,683	$—	$—	$14,683	$12,875	$—	$—	$12,875
Derivative liabilities (3)	—	852	—	852	—	420	—	420
Contingent consideration liabilities (4)	—	—	2,174	2,174	—	—	2,235	2,235
Total	$14,683	$852	$2,174	$17,709	$12,875	$420	$2,235	$15,530

(1)
The money market funds are highly liquid investments. The fair values are determined using observable quoted prices in active markets. Money market funds are included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

(2)
The Company maintains a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. The plan assets and liabilities are invested in actively traded mutual funds and individual stocks valued using observable quoted prices in active markets. Deferred compensation plan assets and liabilities are included in Other non-current assets and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

(3)
Derivative assets and liabilities primarily represent forward currency exchange contracts. The Company typically enters into these contracts to minimize the short-term impact of foreign currency exchange rates on certain trade and inter-company receivables and payables. Derivative assets and liabilities are included in Other current assets and Other current liabilities on the Company's Condensed Consolidated Balance Sheets.

(4)
Contingent consideration liabilities represents arrangements to pay the former owners of certain companies the Company acquired. The undiscounted maximum payment under the arrangements is $6.3 million at the end of first quarter of fiscal 2013, based on future revenues or gross margins. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	First Quarter of Fiscal 2013		Fiscal Year End 2012
(Dollars in thousands)
Assets:
Cash and cash equivalents	$143,552	$143,552	$157,771	$157,771
Forward foreign currency exchange contracts	547	547	343	343
Liabilities:
Credit facility	$917,250	$917,250	$908,000	$908,000
Forward foreign currency exchange contracts	852	852	420	420
Promissory note and other	3,189	3,189	3,158	3,158

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
Changes in the Company’s product warranty liability during the first quarter of fiscal 2013 are as follows:

(Dollars in thousands)
Balance as of fiscal year end 2012	$17,066
Acquired warranties	25
Accruals for warranties issued	5,155
Changes in estimates	(112)
Warranty settlements (in cash or in kind)	(4,658)
Balance as of the first quarter of fiscal 2013	$17,476
NOTE 10. EARNINGS PER SHARE
The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	First Quarter of
	2013	2012
(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$49,808	$50,818
Denominator:
Weighted average number of common shares used in basic earnings per share	255,181	248,740
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	5,118	6,780
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	260,299	255,520
Basic earnings per share	$0.20	$0.20
Diluted earnings per share	$0.19	$0.20
For the first quarter of fiscal 2013 and 2012, the Company excluded 2.5 million and 3.8 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. These shares were excluded because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
NOTE 11. INCOME TAXES
In the first quarter of fiscal 2013, the Company’s effective income tax rate was 10% as compared to 17% in the corresponding period in 2012, primarily due to difference in geographic mix of pretax income and the favorable impact of the retroactive research and development tax credit for the fiscal year 2012. The enactment of the American Taxpayer Relief Act in January 2013 resulted in the Company recording a net discrete tax benefit of $3.6 million in the first quarter of 2013. The Company's effective tax rates for the first quarters of fiscal years 2013 and 2012 are lower than the U.S. federal statutory rate of 35% due to discrete benefit from the reinstatement of the 2012 R&D tax in 2013 and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. The Company has not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
The Company and its subsidiaries are subject to U.S. federal and state, and foreign income tax. The Company is currently in various stages of multiple year examinations by federal, state and foreign taxing authorities. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits as of March 29, 2013 will materially change in the next twelve months.
The unrecognized tax benefits of $42.4 million and $35.2 million as of the first quarter of fiscal 2013 and fiscal year end 2012, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties as of the first quarter of fiscal 2013 and fiscal year end 2012, of $3.4 million and $2.9 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in “Risk Factors” below and elsewhere in this report as well as in the Company’s Annual Report on Form 10-K for fiscal year 2012 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the Company’s significant accounting polices during the first quarter of fiscal 2013 from those disclosed in the Company’s 2012 Form 10-K.
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
Solutions targeted at the end-user make up a significant majority of our revenue. To create compelling products, we must attain an understanding of the end-users' needs and work flow, and of how our broad based technological capabilities can be deployed and integrated to enable that end-user to work faster, more efficiently, more accurately and more safely. We use this knowledge to create highly innovative solutions that change the way work is done by the end-user. With the exception of our Mobile Solutions and Advanced Devices segments, our products are primarily sold through a dealer channel, and it is crucial that we maintain a proficient, global, third-party distribution channel.
We continue to execute our strategy with a series of actions across new and existing markets:
Reinforcing our position in new and existing markets

Within our Engineering and Construction segment, the Trimble Buildings portfolio of solutions for project optimization across the entire design-build-operate lifecycle was further developed during the first quarter with the release of Plancal Version 9 and Proliance 5.6; Plancal Version 9 includes support for Trimble SketchUp models and integration with Trimble Field Link, among other new features all designed to further optimize the building information modeling workflow for the mechanical, electrical & plumbing market. The Proliance 5.6 product, used for capital planning, building and renovation processes across large infrastructure programs includes support for PCs and Apple iPad products to enable access to critical financial and project data. We also launched the Trimble Slate Controller, an ergonomic smartphone product incorporating voice, cellular data and an 8-megapixel camera into a device specifically designed for field use, with rugged environmental standards and a touch screen optimized for outdoor, daylight readability. This solution enables surveyors to operate the Trimble Access field software on a smartphone device with superior resistance to shock, drop and moisture than is provided by most consumer smartphone devices. The Trimble Connected Site® solution was further extended with the announcement of Trimble Remote Assistant, providing real-time technical support to field crew personnel or earthworks machine operators, without the time and cost of waiting for a technician to drive to the construction site.

In our Field Solutions segment, we launched multiple new products and services designed to further improve productivity and real-time decision making capabilities within farming operations. The addition of remote diagnostics capabilities to the Trimble Connected Farm™ enables Trimble or authorized reseller support technicians to remotely access Trimble automated steering, application control, yield monitoring and other precision agriculture systems in order to diagnose, support and troubleshoot problems in the field. The launch of our xFill Technology for agriculture and our RangePoint™ RTX™ correction service enhance the range of agricultural applications of our satellite-delivered data services..

A further addition to the Connected Farm portfolio during the first quarter was the launch of the Connected Farm App, an application for Apple and Android smartphones that enables farmers to record crop readings and determine application rates using a smartphone or tablet in conjunction with the Green Seeker® handheld crop sensor, a handheld measurement device designed to assess the health of a crop. The solution enables farmers to more efficiently use fertilizers and other inputs through automated application rate calculations and location tracking data, logging data in real-time to a remote server via a wireless internet connection.

Within our Mobile Solutions segment, we announced the acquisition of ALK Technologies, a provider of routing, mapping, mileage and navigation technologies for transportation, logistics and mobile workforce applications. The combination of ALK's routing, mapping, mileage and navigation capabilities with our enterprise transportation management software and the mobile communications solutions within the our transportation and logistics suite of products further enhances our comprehensive and industry-focused technology approach. We further strengthened our portfolio of products for the environmental industry with the launch of the WaterWell Monitor, a solution for digitally recording and monitoring water wells at landfills and remediation sites. We also announced an agreement with Plexus Controls Corporation of Ottawa, Canada to collaborate on the development of solutions that leverage positioning technology, wireless supervisory control and data acquisition, which we call (SCADA) solutions and mobile field management tools to enhance productivity for consultants and professionals in the environmental industry. Under the agreement, Trimble will have worldwide rights to use Plexus Control's wireless SCADA and mobile monitoring technologies to provide products for the industry.
Also within our Mobile Solutions segment, the Trimble Construction Logistics solution for fleet owners and operators in the construction materials and supply industry was further enhanced during the first quarter with the addition of the TrimFleet™ Communicator product. This integrates critical real-time push-to-talk communications between dispatchers, drivers and mechanics into the solution, making use of existing cellular telephone infrastructure and offering an alternative to legacy, proprietary two way radios or carrier push-to-talk systems. The TrimFleet Communicator product can also be integrated with the Trimble Paving Solution to offer a complete Trimble end-to-end workflow solution from order fulfillment at the concrete batch plant, through delivery, to final placement of the concrete on site by the paving machine. Additionally, we enhanced this integrated paving solution during the first quarter with the launch of the new PCS900 Paving Control System, a 3D control system consisting of on-machine sensors and office software designed to minimize material waste while enabling fast, accurate and automated paving operations without the need for manually placed stringlines.

Bringing existing technology to new markets

We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. Our continued execution of our global SITECH distribution strategy resulted in the establishment of new SITECH Technology Dealers in Vietnam, the Kingdom of Saudi Arabia, the Republic of South Africa, and Louisiana, U.S.A. during the first quarter.

We also continue to focus on expansion initiatives in Africa, China, India, The Middle-East, Russia, South America, and South East Asia.

Our acquisition of Penmap.com of the UK extended our suite of software offerings for the cadastral and land administration markets, further enhancing our ability to provide localized and customized solutions to customers engaged in surveying for land title, cadastral and land management activities.
RECENT BUSINESS DEVELOPMENTS
The following companies or business assets were acquired during the twelve months ended March 29, 2013 and are combined in our results of operations since the date of acquisition:
Penmap Software
On January 11, 2013, we acquired a suite of software solutions from Penmap.com Ltd. of Bradford, United Kingdom. Penmap Software’s performance is reported under our Engineering and Construction business segment.
ALK Technologies
On December 31, 2012, we acquired privately-held ALK Technologies Inc. of of Princeton, NJ, a provider in routing, mapping, mileage and navigation technologies. ALK’s performance is reported under our Mobile Solutions business segment.
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

	First Quarter of
	2013	2012
(Dollars in thousands)
Revenue:
Product	$412,787	$398,538
Service	81,596	57,430
Subscription	61,728	46,299
Total revenue	556,111	502,267
Gross margin	$286,914	$259,150
Gross margin %	51.6%	51.6%
Operating income	$56,457	$59,848
Operating income %	10.2%	11.9%
Revenue
In the first quarter of fiscal 2013, total revenue increased by $53.8 million or 11%, as compared to the first quarter of fiscal 2012. Of this increase, product revenue increased $14.2 million, or 4%, service revenue increased $24.2 million, or 42%, and subscription revenue increased $15.4 million, or 33%. The product, service, and subscription revenue increase during the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012, was driven primarily by growth across Engineering and Construction and Mobile Solutions, which included organic growth as well as the impact of the TMW acquisition which was not applicable in the prior period. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, Engineering and Construction revenue for the first quarter of fiscal 2013 increased $18.0 million, or 7%, Mobile Solutions increased $31.8 million or 41%, Advanced Devices increased $4.1 million or 15%, and Field Solutions was flat as compared to the first quarter of fiscal 2012. Revenue growth within Engineering and Construction was driven by organic growth due to global sales of building construction products, and heavy highway products in the U.S., partially offset by softness in Australia and Europe. Field Solutions revenue was flat primarily due to moderate growth in the agriculture market, partially offset by a decline in GIS markets. Mobile Solutions revenue increased due to strong organic growth in the transportation and logistics market as well as the acquisition of TMW which was not applicable in the prior period. Advanced Devices revenue increased primarily due to stronger sales of embedded and timing devices.
Gross Margin
Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $27.8 million for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012. The increase was primarily due to increased sales in Engineering and Construction and Mobile Solutions. Gross margin as a percentage of total revenue for the first quarter of fiscal 2013 and fiscal 2012 were both 51.6%. The flat percentage was primarily due to product mix, with an increase in higher margin software and subscription sales, which was largely offset by higher amortization of purchased intangible assets.
Operating Income
Operating income decreased by $3.4 million for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012. Operating income as a percentage of total revenue was 10.2% for the first quarter of fiscal 2013, as compared to 11.9% for the first quarter of fiscal 2012. The decrease in operating income and operating income percentage was primarily driven by higher amortization of purchased intangibles due to acquisitions, largely offset by higher revenue and associated gross margin.
Results by Segment
To achieve distribution, marketing, production and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions and Advanced Devices. Operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, amortization of inventory step-up charges, acquisition costs and restructuring costs. Operating leverage is defined as an increase in operating income as a percentage of the increase in revenue.
The following table is a summary of revenue and operating income by segment:

	First Quarter of
	2013	2012
(Dollars in thousands)
Engineering and Construction
Revenue	$266,871	$248,885
Segment revenue as a percent of total revenue	48%	50%
Operating income	$42,973	$40,077
Operating income as a percent of segment revenue	16%	16%
Field Solutions
Revenue	$147,481	$147,499
Segment revenue as a percent of total revenue	27%	29%
Operating income	$59,526	$62,361
Operating income as a percent of segment revenue	40%	42%
Mobile Solutions
Revenue	$110,164	$78,383
Segment revenue as a percent of total revenue	20%	16%
Operating income	$11,573	7,358
Operating income as a percent of segment revenue	11%	9%
Advanced Devices
Revenue	$31,595	$27,500
Segment revenue as a percent of total revenue	5%	5%
Operating income	$6,485	$3,339
Operating income as a percent of segment revenue	21%	12%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	First Quarter of
	2013	2012
(Dollars in thousands)
Consolidated segment operating income	$120,557	$113,135
Unallocated corporate expense	(21,350)	(19,724)
Amortization of purchased intangible assets	(39,332)	(28,797)
Acquisition costs	(3,418)	(4,766)
Consolidated operating income	56,457	59,848
Non-operating income (expense), net	(2,088)	479
Consolidated income before taxes	$54,369	$60,327
Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges and restructuring costs.
Engineering and Construction
Engineering and Construction revenue increased by $18.0 million or 7% for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012. Segment operating income increased $2.9 million or 7% for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012.
The revenue increase for the first quarter was primarily driven by organic growth due to increased global sales of building construction as the residential and commercial markets revive. Heavy highway sales were up year over year, with growth in North America somewhat limited by weather conditions which delayed purchases. The growth was offset partially by poor market conditions in Europe and Australia. Survey sales were down year over year. Europe and Australia sales were down and North America survey sales, although up, were limited by government spending and weather conditions. Segment operating income increased primarily due to higher revenue.
Field Solutions
Field Solutions revenue was flat for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012. Segment operating income decreased by $2.8 million or 5% for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012.
Field Solution revenue was flat for the first quarter of fiscal 2013 primarily due to moderate growth in the agriculture market, partially offset by a decline in GIS markets. There was sales growth for agricultural products in Europe and South American markets. The U.S. was down as a result of a shorter planting window due to weather conditions which delayed purchases. GIS was down due to the impact of U.S. government spending. Segment operating income decreased due to reduced operating leverage in GIS.
Mobile Solutions
Mobile Solutions revenue increased by $31.8 million or 41% for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012. Segment operating income increased by $4.2 million or 57% for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012.
The revenue increase for the first quarter of fiscal 2013 was primarily due to continued organic growth in the transportation and logistics market as well as the acquisition of TMW which was not applicable in the prior period. Operating income increased due to increased revenue and product mix, including higher subscription revenue.
Advanced Devices
Advanced Devices revenue increased by $4.1 million or 15% for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012. Segment operating income increased by $3.1 million or 94% for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012.
The increase in revenue and operating income for the first quarter of fiscal 2013 was due to increased sales of high margin timing devices and good operating leverage.
Research and Development, Sales and Marketing and General and Administrative Expense

Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	First Quarter of
	2013	2012
(Dollars in thousands)
Research and development	73,608	60,235
Percentage of revenue	13%	12%
Sales and marketing	83,623	76,024
Percentage of revenue	15%	15%
General and administrative	51,970	46,886
Percentage of revenue	10%	9%
Total	209,201	183,145
Percentage of revenue	38%	36%
Overall, R&D, S&M and G&A expense increased by approximately $26.1 million for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012.
Research and development expense increased by $13.4 million for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012. The cost of software developed for external sale subsequent to reaching technical feasibility was not considered material and was expensed as incurred. Research and development spending overall was at approximately 13% of revenue in the first quarter of fiscal 2013, as compared to 12% of revenue in the first quarter of fiscal 2012.
The increase in R&D expense in the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012 was primarily due to the inclusion of expense of $10.6 million from acquisitions not applicable in the first quarter of fiscal 2012 and a $2.5 million increase in compensation related expense due to headcount increases.
* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense increased by $7.6 million for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012. Sales and marketing spending overall was at approximately 15% of revenue in both the first quarter of fiscal 2013 and 2012.
The increase in S&M expense in the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012 was primarily due to the inclusion of expense of $7.6 million from acquisitions not applicable in the first quarter of fiscal 2012.
* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.
General and administrative expense increased by $5.1 million for the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012. General and administrative spending overall was at approximately 10% of revenue in the first quarter of fiscal 2013, as compared to 9% of revenue in the first quarter of fiscal 2012.
The increase in G&A expenses in the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012 was primarily due to the inclusion of expense of $7.0 million from acquisitions not applicable in the first quarter of fiscal 2012, offset by a decrease of $1.3 million in merger and acquisition costs, and a $0.6 million decrease in bad debt expense.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $39.3 million in the first quarter of fiscal 2013, as compared to $28.8 million in the first quarter of fiscal 2012. Of the total $39.3 million in the first quarter of fiscal 2013, $19.6 million is presented as a separate line within Operating expense and $19.7 million is presented as a separate line within Cost of sales on our Condensed Consolidated Statements of Income. The increase was due to acquisitions not included in the first quarter of fiscal 2012. As of the first quarter of fiscal 2013, future amortization of intangible assets is expected to be $115.9 million during the remaining three quarters of fiscal 2013, $131.0 million during 2014, $118.9 million during 2015, $101.3 million during 2016, $82.3 million during 2017 and $87.4 million thereafter.
Non-operating Income (Expense), Net
The components of non-operating income (expense), net, were as follows:

	First Quarter of
	2013	2012
(Dollars in thousands)
Interest expense, net	(5,071)	(3,863)
Foreign currency transaction loss	(1,569)	(2,213)
Income from equity method investments, net	4,257	6,192
Other income, net	295	363
Total non-operating income (expense), net	$(2,088)	$479
Non-operating income (expense), net decreased $2.6 million for the first quarter, as compared to the first quarter of fiscal 2012. The decrease in the first quarter of fiscal 2013 was primarily due to an increase in interest expense due to an increase in debt associated with acquisitions and lower profitability from joint ventures.
Income Tax Provision
Our effective income tax rate for the first quarter of fiscal 2013 was 10%, as compared to 17% for the first quarter of fiscal 2012, primarily due to difference in geographic mix of pretax income and the favorable impact of the retroactive research and development tax credit for the fiscal year 2012. The enactment of the American Taxpayer Relief Act in January 2013 resulted in the recording of a net discrete tax benefit of $3.6 million in the first quarter of 2013. Our effective tax rates for the first quarters of fiscal years 2013 and 2012 are lower than the U.S. federal statutory rate of 35% due to discrete benefit from the reinstatement of the 2012 R&D tax in 2013 and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. We have not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
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
In the normal course of business to facilitate sales of our products, we indemnify other parties, including customers, lessors and parties to other transactions with us, with respect to certain matters. We have agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the first quarter of fiscal 2013 and fiscal year end 2012.
LIQUIDITY AND CAPITAL RESOURCES

	First Quarter of	Fiscal Year End
As of	2013	2012
(Dollars in thousands)
Cash and cash equivalents	$143,552	$157,771
Total debt	920,439	911,158
	First Quarter of
	2013	2012
(Dollars in thousands)
Cash provided by operating activities	$37,388	$67,658
Cash used in investing activities	(76,405)	(109,540)
Cash provided by financing activities	28,240	92,912
Effect of exchange rate changes on cash and cash equivalents	(3,442)	3,495
Net increase (decrease) in cash and cash equivalents	$(14,219)	$54,525

Cash and Cash Equivalents
As of the first quarter of fiscal 2013, cash and cash equivalents totaled $143.6 million as compared to $157.8 million as of fiscal year end 2012. Debt was $920.4 million as of the first quarter of fiscal 2013, as compared to $911.2 million as of fiscal year end 2012.
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
Operating Activities
Cash provided by operating activities was $37.4 million for the first quarter of fiscal 2013, as compared to $67.7 million for the first quarter of fiscal 2012. The decrease of $30.3 million was primarily driven by an increase in accounts receivable, inventories, and deferred revenue, partially offset by an increase in net income before non-cash depreciation and amortization.
Investing Activities
Cash used in investing activities was $76.4 million for the first quarter of fiscal 2013, as compared to $109.5 million for the first quarter of fiscal 2012. The decrease of $33.1 million was due to lower cash requirements for business acquisitions.
Financing Activities
Cash provided by financing activities was $28.2 million for the first quarter of fiscal 2013, as compared to $92.9 million for the first quarter of fiscal 2012. The decrease of $64.7 million was primarily due to a decrease in proceeds from credit facilities, net of repayments, for business acquisitions.
Accounts Receivable and Inventory Metrics

	First Quarter of	Fiscal Year End
As of	2013	2012
Accounts receivable days sales outstanding	64	57
Inventory turns per year	4.1	4.1

Accounts receivable days sales outstanding were 64 days as of the end of the first quarter of fiscal 2013, as compared to 57 days as of the end of fiscal 2012. The increase in DSO was primarily due to non-linearity of sales within the quarter, which is typical for the first quarter, and to a lesser extent, the timing of product maintenance and support billings, of which a significant portion will be recognized as revenue over future quarters. Accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were both 4.1 as of the end of the first quarter of fiscal 2013 and the end of fiscal 2012. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
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
Credit Facilities
On November 21, 2012, we entered into an amended and restated credit agreement with a group of lenders (the “2012 Credit
Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.4 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Subject to the terms of the 2012 Credit Facility, the revolving loan facility and the term loan facility may be increased by $300.0 million in the aggregate. Additionally, the Company has a $75 million uncommitted revolving loan facility (the "2011 Uncommitted Facility"), which is callable by the bank at any time and has no covenants. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR or the bank's cost of funds or as otherwise agreed upon by the bank and us.
As of the first quarter of 2013, our total debt was comprised primarily of a term loan of $691.3 million and a revolving credit line of $173.0 million under the 2012 Credit Facility and a revolving credit line of $53.0 million under the 2011 Uncommitted Facility. Of the total outstanding balance, $656.0 million of the term loan and $173.0 million of the revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet.
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
We may borrow funds under the 2012 Credit Facility in U.S. Dollars, Euros or in certain other agreed currencies, and borrowings will bear interest, at our option, at either: (i) a floating per annum base rate based on the administrative agent's prime rate or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 0.00% and 1.00%, depending on our leverage ratio as of the most recently ended fiscal quarter, or (ii) a reserve-adjusted fixed per annum rate based on LIBOR, EURIBOR, or other agreed-upon rate, depending on the currency borrowed, plus a margin of between 1.00% and 2.00%, depending on our leverage ratio as of the most recently ended fiscal quarter. Interest will be paid on the last day of each fiscal quarter with respect to borrowings bearing interest based on a floating rate, or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at a fixed rate. Our obligations under the 2012 Credit Facility are guaranteed by several of our domestic subsidiaries.
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
We were in compliance with these restrictive covenants as of the first quarter of fiscal 2013.
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
The weighted average interest rate on the current portion of our our long-term debt outstanding under the 2012 Credit Facility and 2011 Uncommitted Facility was 1.66% and 1.96% at the end of the first quarter of fiscal 2013 and fiscal year end 2012, respectively. The interest rate on our non-current debt outstanding under the 2012 Credit Facility was 1.89% and 1.96% at the end of the first quarter of fiscal 2013 and fiscal year end 2012, respectively.
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
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangible assets, stock-based compensation and acquisition costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, and integration costs from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up and acquisition costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, and integration costs. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
Non-GAAP non-operating income (expense), net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income (expense), net excludes acquisition and divestiture gains associated with unusual acquisition related items such as adjustments to the fair value of earn-out liabilities and gains or losses related to the acquisition or sale of certain businesses and investments. These gains and losses are specific to particular acquisitions and divestitures and vary significantly in amount and timing. Non-GAAP non-operating income (expense), net also excludes foreign exchange losses specifically associated with a hedge for one of our acquisitions. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision
Non-GAAP items tax effected adjusts the provision for income taxes to reflect the effect of certain non-GAAP items on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in our non-GAAP presentation.
Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a foreign exchange loss from a hedge associated with one of our acquisitions, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a foreign exchange loss from a hedge associated with one of our acquisitions, and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a foreign exchange loss from a hedge associated with one of our acquisitions, and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - ( I ) following the tables below.

(Dollars in thousands, except per share data)		First Quarter of
		2013		2012
		Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$286,914	51.6%	$259,150	51.6%
Restructuring	( A )	55	—%	45	—%

Amortization of purchased intangible assets	( B )	19,681	3.6%	13,121	2.6%
Stock-based compensation	( C )	600	0.1%	520	0.1%
Amortization of acquisition-related inventory step-up	( D )	603	0.1%	8	—%
Non-GAAP gross margin:		$307,853	55.4%	$272,844	54.3%
OPERATING EXPENSES:
GAAP operating expenses:		$230,457	41.4%	$199,302	39.7%
Restructuring	( A )	(1,605)	(0.3)%	(481)	(0.1)%
Amortization of purchased intangible assets	( B )	(19,651)	(3.5)%	(15,676)	(3.2)%
Stock-based compensation	( C )	(8,218)	(1.5)%	(7,269)	(1.4)%
Acquisition costs	( E )	(3,418)	(0.6)%	(4,766)	(0.9)%
Non-GAAP operating expenses:		$197,565	35.5%	$171,110	34.1%
OPERATING INCOME:
GAAP operating income:		$56,457	10.2%	$59,848	11.9%
Restructuring	( A )	1,660	0.3%	526	0.1%
Amortization of purchased intangible assets	( B )	39,332	7.0%	28,797	5.7%
Stock-based compensation	( C )	8,818	1.6%	7,789	1.6%
Amortization of acquisition-related inventory step-up	( D )	603	0.1%	8	—%
Acquisition costs	( E )	3,418	0.6%	4,766	1.0%
Non-GAAP operating income:		$110,288	19.8%	$101,734	20.3%
NON-OPERATING INCOME (LOSS), NET:
GAAP non-operating income (loss), net:		$(2,088)		$479
Acquisition (gain) loss	( E )	(401)		444
Foreign exchange loss associated with acquisitions	( F )	—		1,578
Non-GAAP non-operating income (loss), net:		$(2,489)		$2,501
			GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )
INCOME TAX PROVISION:
GAAP income tax provision:		$5,437	10%	$10,255	17%
Non-GAAP items tax effected:	( G )	5,343		7,464
Non-GAAP income tax provision:		$10,780	10%	$17,719	17%
NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$49,808		$50,818
Restructuring	( A )	1,660		526
Amortization of purchased intangible assets	( B )	39,332		28,797
Stock-based compensation	( C )	8,818		7,789

Amortization of acquisition-related inventory step-up	( D )	603	8
Acquisition costs, net	( E )	3,017	5,210
Foreign exchange loss associated with acquisitions	( F )	—	1,578
Non-GAAP tax adjustments	( G )	(5,343)	(7,464)
Non-GAAP net income attributable to Trimble Navigation Ltd.		$97,895	$87,262
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		0.19	0.20
Restructuring	( A )	0.01	—
Amortization of purchased intangible assets	( B )	0.15	0.11
Stock-based compensation	( C )	0.04	0.03
Amortization of acquisition-related inventory step-up	( D )	—	—
Acquisition costs, net	( E )	0.01	0.02
Foreign exchange loss associated with acquisitions	( F )	—	0.01
Non-GAAP tax adjustments	( G )	(0.02)	(0.03)
Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		0.38	0.34
OPERATING LEVERAGE:
Increase in non-GAAP operating income		$8,554	$31,632
Increase in revenue		$53,844	$117,974
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)		15.9%	26.8%

	First Quarter of
	2013			2012
(Dollars in thousands, except per share data)			% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:		$42,973	16.1%	$40,077	16.1%
Stock-based compensation	( I )	2,862	1.1%	2,756	1.1%
Non-GAAP operating income before corporate allocations:		$45,835	17.2%	$42,833	17.2%
Field Solutions
GAAP operating income before corporate allocations:		$59,526	40.4%	$62,361	42.3%
Stock-based compensation	( I )	717	0.4%	643	0.4%
Non-GAAP operating income before corporate allocations:		$60,243	40.8%	$63,004	42.7%
Mobile Solutions
GAAP operating income (loss) before corporate allocations:		$11,573	10.5%	$7,358	9.4%
Stock-based compensation	( I )	912	0.8%	793	1.0%
Non-GAAP operating income before corporate allocations:		$12,485	11.3%	$8,151	10.4%
Advanced Devices
GAAP operating income before corporate allocations:		$6,485	20.5%	$3,339	12.1%
Stock-based compensation	( I )	849	2.7%	632	2.3%
Non-GAAP operating income before corporate allocations:		$7,334	23.2%	$3,971	14.4%

A.
Restructuring costs. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance. We have incurred  restructuring expense in each of the last three years however the amount incurred can vary significantly based on whether a restructuring has occurred in the period and the timing of headcount reductions.

B.
Amortization of purchased intangible assets. Included in our GAAP presentation of gross margin and operating expenses is amortization of purchased intangible assets. US GAAP accounting requires that intangible assets are recorded at fair value and amortized over their useful lives. Consequently, the timing and size of our acquisitions will cause our operating results to vary from period to period, making a comparison to past performance difficult for investors. This accounting treatment may cause differences when comparing our results to companies that grow internally because the fair value assigned to the intangible assets acquired through acquisition may significantly exceed the equivalent expenses that a company may incur for similar efforts when performed internally. Furthermore, the useful life that we expense our intangible assets over may be substantially different from the time period that an internal growth company incurs and recognizes such expenses. We believe that by excluding the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed, it provides an alternative way for investors to compare our operations pre-acquisition to those post-acquisitions and to those of our competitors that have pursued internal growth strategies. However, we note that companies that grow internally will incur costs to develop intangible assets that will be expensed in the period incurred which may make a direct comparison more difficult.

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the first quarter of fiscal 2013 and 2012, stock-based compensation was allocated as follows:

	First Quarter of
(Dollars in thousands)	2013	2012
Cost of sales	$600	$520
Research and development	1,147	1,229
Sales and Marketing	1,764	1,791
General and administrative	5,307	4,249
	$8,818	$7,789

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

E.
Acquisition items.  Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence and integration costs. Included in our GAAP presentation of non-operating income (expense), net, acquisition/divestiture (gain) loss includes unusual acquisition or divestiture related items such as adjustments to the fair value of earn-out liabilities and gains on divestitures of certain businesses and investments. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

F.
Foreign exchange loss associated with acquisitions.    This amount represents a loss on a foreign exchange hedge associated with one of our acquisitions. We excluded the foreign exchange loss from our non-GAAP measures because we believe that the exclusion of this item provides investors an enhanced view of the cost structure of our operations and facilitates comparisons with the results of other periods.

G.
Non-GAAP items tax effected.   This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items ( A ) - ( F ) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

H.
GAAP and non-GAAP tax rate %.  These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

I.
Stock-based compensation. The amounts consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance as it is a non-cash expense. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $3.5 million and $3.0 million for the first quarter of fiscal 2013 and 2012, respectively.

Non-GAAP Operating Income
Non-GAAP operating income increased by $8.6 million for the first quarter of fiscal 2013, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 19.8% for the first quarter of fiscal 2013, as compared to 20.3% for the corresponding period in the prior year. The increase in operating income for the first quarter was primarily driven by higher revenue in Engineering and Construction and Mobile Solutions and gross margin expansion due to higher margin software and subscription revenue. Operating income percentage remained consistent. Gross margin expansion was offset by higher operating expenses associated with acquisitions.
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
Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment. Refer to our 2012 Annual Report on Form 10-K on page 50.
Foreign Currency Exchange Rate Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our operating expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar and Canadian Dollar. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of fiscal 2013, revenue was positively impacted by foreign currency exchange rates by $1.1 million. The impact to operating income was immaterial.
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
Foreign currency forward contracts outstanding as of the first quarter of fiscal 2013 and fiscal year end 2012 are summarized as follows (in thousands):

	First Quarter of Fiscal 2013		Fiscal Year End 2012
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(39,310)	$(226)	$(44,089)	$135
Sold	$54,347	$(112)	$58,628	$(212)

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
ITEM 1A. RISK FACTORS
A description of factors that could materially affect our business, financial condition, or operating results is included under “Risk and Uncertainties” in Item 1A of Part I of our 2012 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes to the risk factor disclosure since our 2012 Annual Report on Form 10-K. The risk factors described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.
ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 7, 2013. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 2, 2013. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 2, 2013. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2013. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2013. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: May 2, 2013

EXHIBIT INDEX
.

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 7, 2013. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 2, 2013. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 2, 2013. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2013. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2013. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.