Form 10-Q
period 2013-06-28
TRIMBLE NAVIGATION LTD /CA/
filed 2013-08-05
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 28, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2013, there were 256,721,284 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended June 28, 2013

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Second Quarter of	Fiscal Year End
As of	2013	2012
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$129,072	$157,771
Accounts receivable, net	356,264	323,477
Other receivables	20,162	17,327
Inventories, net	258,709	240,529
Deferred income taxes	41,865	43,473
Other current assets	40,568	33,396
Total current assets	846,640	815,973
Property and equipment, net	123,795	96,890
Goodwill	1,911,578	1,815,699
Other purchased intangible assets, net	648,610	644,419
Other non-current assets	103,137	96,123
Total assets	$3,633,760	$3,469,104
LIABILITIES
Current liabilities:
Current portion of long-term debt	$109,561	$38,092
Accounts payable	108,864	124,532
Accrued compensation and benefits	81,938	86,064
Deferred revenue	189,915	138,920
Accrued warranty expense	16,921	17,066
Other current liabilities	74,554	63,996
Total current liabilities	581,753	468,670
Non-current portion of long-term debt	789,626	873,066
Non-current deferred revenue	13,207	7,262
Deferred income taxes	141,057	148,260
Other non-current liabilities	66,828	58,322
Total liabilities	1,592,471	1,555,580
Commitments and contingencies
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 360,000 shares authorized; 256,566 and 254,486 shares issued and outstanding as of the second quarter of fiscal 2013 and fiscal year end 2012, respectively	1,057,927	1,006,818
Retained earnings	970,657	868,026
Accumulated other comprehensive income (loss)	(4,711)	22,611
Total Trimble Navigation Ltd. shareholders’ equity	2,023,873	1,897,455
Noncontrolling interests	17,416	16,069
Total equity	2,041,289	1,913,524
Total liabilities and equity	$3,633,760	$3,469,104
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In thousands, except per share data)	2013	2012	2013	2012
Revenue:
Product	$425,880	$402,198	$838,667	$800,736
Service	84,511	63,595	166,107	121,025
Subscription	65,902	51,767	127,630	98,066
Total revenue	576,293	517,560	$1,132,404	$1,019,827
Cost of sales:
Product	200,493	199,135	399,194	392,179
Service	32,549	21,455	63,392	43,976
Subscription	20,995	15,978	40,967	30,409
Amortization of purchased intangible assets	19,855	13,296	39,536	26,417
Total cost of sales	273,892	249,864	543,089	492,981
Gross margin	302,401	267,696	589,315	526,846
Operating expense
Research and development	76,555	64,305	150,163	124,540
Sales and marketing	85,307	77,589	168,930	153,613
General and administrative	52,760	49,987	104,730	96,873
Restructuring charges	2,966	1,112	4,571	1,593
Amortization of purchased intangible assets	19,908	15,782	39,559	31,458
Total operating expense	237,496	208,775	467,953	408,077
Operating income	64,905	58,921	121,362	118,769
Non-operating income, net
Interest expense, net	(4,255)	(3,773)	(9,326)	(7,636)
Foreign currency transaction gain (loss)	600	196	(969)	(2,017)
Income from equity method investments	7,157	7,063	11,414	13,255
Other income, net	284	884	579	1,247
Total non-operating income, net	3,786	4,370	1,698	4,849
Income before taxes	68,691	63,291	123,060	123,618
Income tax provision	13,738	10,126	19,175	20,381
Net income	54,953	53,165	103,885	103,237
Less: Net gain (loss) attributable to noncontrolling interests	372	(527)	(504)	(1,273)
Net income attributable to Trimble Navigation Ltd.	$54,581	$53,692	$104,389	$104,510
Basic earnings per share	$0.21	$0.21	$0.41	$0.42
Shares used in calculating basic earnings per share	256,186	250,732	255,683	249,736
Diluted earnings per share	$0.21	$0.21	$0.40	$0.41
Shares used in calculating diluted earnings per share	260,533	256,586	260,416	256,052
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Net income	$54,953	$53,165	$103,885	$103,237
Foreign currency translation adjustments	(1,603)	(51,291)	(27,286)	(27,571)
Net unrealized actuarial gain (loss)	35	94	(35)	56
Comprehensive income	53,385	1,968	76,564	75,722
Less: Comprehensive gain (loss) attributable to the noncontrolling interests	372	(527)	(504)	(1,273)
Comprehensive income attributable to Trimble Navigation Ltd.	$53,013	$2,495	$77,068	$76,995
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(Dollars in thousands)	2013	2012
Cash flow from operating activities:
Net income	$103,885	$103,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,854	11,300
Amortization expense	79,095	57,875
Provision for doubtful accounts	261	1,486
Deferred income taxes	(13,732)	381
Stock-based compensation	17,253	15,944
Income from equity method investments	(11,414)	(13,255)
Excess tax benefit for stock-based compensation	(7,616)	(15,254)
Provision for excess and obsolete inventories	569	4,993
Other non-cash items	(494)	(1,851)
Add decrease (increase) in assets:
Accounts receivable	(24,071)	(38,589)
Other receivables	(1,558)	(6,638)
Inventories	(14,725)	594
Other current and non-current assets	(12,165)	(8,904)
Add increase (decrease) in liabilities:
Accounts payable	(18,936)	4,148
Accrued compensation and benefits	(7,166)	2,270
Deferred revenue	55,994	32,117
Accrued warranty expense	(154)	(1,814)
Other current and non-current liabilities	14,163	7,054
Net cash provided by operating activities	172,043	155,094
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(178,953)	(337,676)
Acquisitions of property and equipment	(39,431)	(21,308)
Dividends received from equity method investments	2,526	221
Other	730	(706)
Net cash used in investing activities	(215,128)	(359,469)
Cash flow from financing activities:
Issuances of common stock, net	23,954	27,162
Excess tax benefit for stock-based compensation	7,616	15,254
Proceeds from debt and revolving credit lines	239,613	436,500
Payments on debt and revolving credit lines	(252,780)	(304,013)
Net cash provided by financing activities	18,403	174,903
Effect of exchange rate changes on cash and cash equivalents	(4,017)	(3,212)
Net decrease in cash and cash equivalents	(28,699)	(32,684)
Cash and cash equivalents, beginning of period	157,771	154,621
Cash and cash equivalents, end of period	$129,072	$121,937
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
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2012 was December 28, 2012. The second quarter of fiscal 2013 and 2012 ended on June 28, 2013 and June 29, 2012, respectively. Fiscal 2013 is a 53-week year and 2012 is a 52-week year. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The accompanying financial data as of the second quarter of fiscal 2013 and for the second quarter and the first two quarters of fiscal 2013 and 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2012 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2012. The following discussion should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary have been made to present a fair statement of results for the interim periods presented. The results of operations for the second quarter and the first two quarters of fiscal 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.
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
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first two quarters of fiscal 2013 from those disclosed in the Company’s 2012 Form 10-K.
NOTE 3. SHAREHOLDERS’ EQUITY
Stock Repurchase Activities
In October 2011, the Company’s Board of Directors approved a stock repurchase program (“2011 Stock Repurchase Program”), authorizing the Company to repurchase up to $100.0 million of Trimble’s common stock. No shares of common stock were repurchased during the first two quarters of fiscal 2013 or 2012. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.
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
The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the unaudited Condensed Consolidated Statements of Income for the second quarter and first two quarters of fiscal 2013 and 2012.

	Second Quarter of		First Two Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Cost of sales	$607	$458	$1,207	$978
Research and development	1,232	1,477	2,379	2,706
Sales and marketing	1,761	1,837	3,525	3,628
General and administrative	4,835	4,383	10,142	8,632
Total operating expenses	7,828	7,697	16,046	14,966
Total stock-based compensation expense	$8,435	$8,155	$17,253	$15,944
Fair value of Trimble Options
Stock option expense recognized in the unaudited Condensed Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company’s compensation expense for stock options is recognized using the straight-line single option method. The fair values for stock options are estimated on the date of grant using the binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during the second quarter and first two quarters of fiscal 2013 and 2012, the following weighted average assumptions were used:

	Second Quarter of		First Two Quarters of
	2013	2012	2013	2012
Expected dividend yield	—	—	—	—
Expected stock price volatility	34.8%	41.2%	34.8%	41.2%
Risk free interest rate	0.5%	0.7%	0.5%	0.7%
Expected life of options	4.0 years	4.2 years	4.0 years	4.2 years
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
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets
Intangible Assets consisted of the following:

	Second Quarter of Fiscal 2013			Fiscal Year End 2012
	Gross			Gross
As of	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$656,328	$(310,847)	$345,481	$610,643	$(267,952)	$342,691
Trade names and trademarks	45,137	(25,798)	19,339	42,512	(23,241)	19,271
Customer relationships	410,295	(160,526)	249,769	385,269	(135,571)	249,698
Distribution rights and other intellectual properties	78,208	(44,187)	34,021	72,510	(39,751)	32,759
	$1,189,968	$(541,358)	$648,610	$1,110,934	$(466,515)	$644,419
The estimated future amortization expense of purchased intangible assets as of the second quarter of fiscal 2013 was as follows:

(Dollars in thousands)
2013 (Remaining)	$82,082
2014	141,182
2015	129,038
2016	109,682
2017	87,978
Thereafter	98,648
Total	$648,610
Goodwill
The changes in the carrying amount of goodwill by operating segment for the first two quarters of fiscal 2013 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of fiscal year end 2012	$958,103	$68,684	$763,386	$25,526	$1,815,699
Additions due to acquisitions	76,894	—	32,770	—	109,664
Purchase price adjustments	324	—	(818)	35	(459)
Foreign currency translation adjustments	(9,586)	(390)	(2,473)	(877)	(13,326)
Balance as of the second quarter of fiscal 2013	$1,025,735	$68,294	$792,865	$24,684	$1,911,578
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in fiscal 2012 and the first two quarters of fiscal 2013, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible asset and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.

NOTE 5. INVENTORIES
Inventories, net, consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2013	2012
(Dollars in thousands)
Raw materials	$92,344	$89,016
Work-in-process	5,732	6,658
Finished goods	160,633	144,855
Total inventories, net	$258,709	$240,529
Deferred costs of sales for the short-term deferral of hardware and related products are included within finished goods and were $16.2 million as of the second quarter of fiscal 2013 and fiscal year end 2012.
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
The following table presents revenue, operating income, depreciation expense and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, acquisition costs and restructuring costs. The identifiable assets that the Company’s Chief Operating Decision Maker, its Chief Executive Officer, views by segment are accounts receivable, inventories and goodwill.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Second Quarter of Fiscal 2013
Segment revenue	$313,446	$115,864	$115,524	$31,459	$576,293
Operating income	66,840	43,372	15,435	6,514	132,161
Depreciation expense	2,880	153	1,358	190	4,581
Second Quarter of Fiscal 2012
Segment revenue	$284,175	$123,371	$81,402	$28,612	$517,560
Operating income	59,473	46,623	5,624	3,913	115,633
Depreciation expense	2,578	123	803	217	3,721
First Two Quarters of Fiscal 2013
Segment revenue	$580,317	$263,345	$225,688	$63,054	$1,132,404
Operating income	109,813	102,898	27,008	12,999	252,718
Depreciation expense	5,848	287	2,337	387	8,859
First Two Quarters of Fiscal 2012
Segment revenue	$533,060	$270,870	$159,785	$56,112	$1,019,827
Operating income	99,550	108,984	12,982	7,252	228,768
Depreciation expense	5,078	256	1,510	444	7,288
As of the Second Quarter of Fiscal 2013
Accounts receivable	$201,541	$68,074	$67,580	$19,069	$356,264
Inventories	171,891	43,521	26,444	16,853	258,709
Goodwill	1,025,735	68,294	792,865	24,684	1,911,578
As of Fiscal Year End 2012
Accounts receivable	$171,580	$71,465	$59,720	$20,712	$323,477
Inventories	148,241	44,738	30,598	16,952	240,529
Goodwill	958,103	68,684	763,386	25,526	1,815,699
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Second Quarter of		First Two Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Consolidated segment operating income	$132,161	$115,633	$252,718	$228,768
Unallocated corporate expense	(24,517)	(19,819)	(45,867)	(39,543)
Amortization of purchased intangible assets	(39,763)	(29,078)	(79,095)	(57,875)
Acquisition costs	(2,976)	(7,815)	(6,394)	(12,581)
Consolidated operating income	64,905	58,921	121,362	118,769
Non-operating income, net	3,786	4,370	1,698	4,849
Consolidated income before taxes	$68,691	$63,291	$123,060	$123,618
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and restructuring costs.
NOTE 7. DEBT, COMMITMENTS AND CONTINGENCIES
Debt consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2013	2012
(Dollars in thousands)
Credit Facilities:
Term loan	$682,500	$700,000
Revolving credit facility	212,000	208,000
Promissory notes and other debt	4,687	3,158
Total debt	899,187	911,158
Less current portion of long-term debt	109,561	38,092
Non-current portion	$789,626	$873,066
Credit Facilities
On November 21, 2012, the Company entered into an amended and restated credit agreement with a group of lenders (the “2012 Credit Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.4 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Subject to the terms of the 2012 Credit Facility, the revolving loan facility and the term loan facility may be increased by $300.0 million in the aggregate. The Company also has a $75 million uncommitted revolving loan facility (the “2011 Uncommitted Facility”), which is callable by the bank at any time and has no covenants. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company. On May 16, 2013, the Company set up a second $75 million uncommitted revolving loan facility with another bank (the “2013 Uncommitted Facility”), which is callable by the bank at any time and also has no covenants. At the time a request to borrow is made, the initial interest rate on the 2013 Uncommitted Facility is 0.9% plus either LIBOR or the bank's cost of funds or as otherwise agreed upon by the bank and the Company.
As of the second quarter of fiscal 2013, total debt was comprised primarily of a term loan of $682.5 million and a revolving credit line of $142.0 million under the 2012 Credit Facility and a revolving credit line of $70.0 million under the 2013 Uncommitted Facility. Of the total outstanding balance, $647.5 million of the term loan and the $142.0 million revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet.
The funds available under the 2012 Credit Facility may be used for general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2012 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 21, 2017, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.15% to 0.35% per annum depending on the Company's leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made on September 29, 2017, with the remaining outstanding balance being due and payable at maturity on November 21, 2017. On an annualized basis, the amortization of the term loan is as follows: 5%, 5%, 10%, 10% and 70% for years one through five respectively. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.
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
The 2012 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2012 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2012 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2012 Credit Facility) to (b) interest expenses for the most recently ended period of four fiscal quarters of not less than 3.25 to 1. The Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness to (y) EBITDA (as defined in the 2012 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than the applicable ratio set forth in the table below; provided, that on the completion of a material acquisition, the Company may increase the applicable ratio in the table below by 0.25 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters.

Fiscal Quarter Ending	Maximum Leverage Ratio
On and after June 28, 2013 and prior to September 27, 2013	3.25 to 1
On and after September 27, 2013	3 to 1
The Company was in compliance with these restrictive covenants as of the second quarter of fiscal 2013.
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
The weighted average interest rate on the current portion of the long-term debt outstanding under the 2012 Credit Facility and uncommitted facilities was 1.33% and 1.96% at the end of the second quarter of fiscal 2013 and fiscal year end 2012, respectively. The interest rate on the non-current debt outstanding under the 2012 Credit Facility was 1.70% and 1.96% at the end of the second quarter of fiscal 2013 and fiscal year end 2012, respectively.
Promissory Notes and Other Debt
As of the second quarter of fiscal 2013 and fiscal year end 2012, the Company had promissory notes and other debt totaling approximately $4.7 million and $3.2 million, respectively, of which $0.1 million for both periods was classified as long-term in the Condensed Consolidated Balance Sheet.
Leases and Other Commitments
The estimated future minimum operating lease commitments as of the second quarter of fiscal 2013 are as follows (dollars in thousands):

2013 (Remaining)	$14,211
2014	22,663
2015	19,388
2016	13,403
2017	10,283
Thereafter	13,686
Total	$93,634
As of the second quarter of fiscal 2013, the Company had unconditional purchase obligations of approximately $99.4 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
NOTE 8. FAIR VALUE MEASUREMENTS
The Company determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Where available, fair value is based on observable market prices or parameters. Where observable prices or inputs are not available, valuation models are applied. Hierarchical levels, defined by the guidance on fair value measurements are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:
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

	Fair Values as of the Second Quarter of 2013				Fair Values as of Fiscal Year End 2012
(Dollars in thousands)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$2	$—	$—	$2	$2	$—	$—	$2
Deferred compensation plan assets (2)	14,921	—	—	14,921	12,875	—	—	12,875
Derivative assets (3)	—	1,105	—	1,105	—	343	—	343
Total	$14,923	$1,105	$—	$16,028	$12,877	$343	$—	$13,220
Liabilities
Deferred compensation plan liabilities (2)	$14,945	$—	$—	$14,945	$12,875	$—	$—	$12,875
Derivative liabilities (3)	—	689	—	689	—	420	—	420
Contingent consideration liabilities (4)	—	—	1,971	1,971	—	—	2,235	2,235
Total	$14,945	$689	$1,971	$17,605	$12,875	$420	$2,235	$15,530

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

(4)
Contingent consideration liabilities represents arrangements to pay the former owners of certain companies the Company acquired. The undiscounted maximum payment under the arrangements is $6.3 million at the end of the second quarter of fiscal 2013, based on estimated future revenues or gross margins. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	Second Quarter of Fiscal 2013		Fiscal Year End 2012
(Dollars in thousands)
Assets:
Cash and cash equivalents	$129,072	$129,072	$157,771	$157,771
Forward foreign currency exchange contracts	1,105	1,105	343	343
Liabilities:
Credit facilities	$894,500	$894,500	$908,000	$908,000
Forward foreign currency exchange contracts	689	689	420	420
Promissory notes and other debt	4,687	4,687	3,158	3,158

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
Changes in the Company’s product warranty liability during the first two quarters of fiscal 2013 are as follows:

(Dollars in thousands)
Balance as of fiscal year end 2012	$17,066
Acquired warranties	83
Accruals for warranties issued	9,687
Changes in estimates	232
Warranty settlements (in cash or in kind)	(10,147)
Balance as of the second quarter of fiscal 2013	$16,921
NOTE 10. EARNINGS PER SHARE
The following data was used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Second Quarter of		First Two Quarters of
	2013	2012	2013	2012
(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$54,581	$53,692	$104,389	$104,510
Denominator:
Weighted average number of common shares used in basic earnings per share	256,186	250,732	255,683	249,736
Effect of dilutive securities (using treasury stock method):
Common stock options and restricted stock units	4,347	5,854	4,733	6,316
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	260,533	256,586	260,416	256,052
Basic earnings per share	$0.21	$0.21	$0.41	$0.42
Diluted earnings per share	$0.21	$0.21	$0.40	$0.41
For the second quarter of fiscal 2013 and 2012, the Company excluded 3.2 million and 4.6 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. For the first two quarters of fiscal 2013 and 2012 the Company excluded 2.8 million and 4.2 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share. These shares were excluded because the exercise prices of these stock options were greater than or equal to the average market value of the common shares during the respective periods. Inclusion of these shares would be antidilutive. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.
NOTE 11. INCOME TAXES
In the second quarter of fiscal 2013, the Company’s effective income tax rate was 20% as compared to 16% in the corresponding period in 2012, primarily due to differences in the geographic mix of pretax income. In the first two quarters of fiscal 2013, the Company’s effective income tax rate was 16% as compared to 16% in the corresponding period in 2012 due to differences in the geographic mix of pretax income, offset by the favorable impact of the retroactive research and development credit.
The Company's effective tax rates for the second quarter of fiscal years 2013 and 2012 are lower than the U.S. federal statutory rate of 35% due to the discrete benefits from the reinstatement of the 2012 R&D tax in 2013 and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. The Company has not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
The Company and its subsidiaries are subject to U.S. federal and state, and foreign income tax. The Company is currently in different stages of multiple year examinations by the Internal Revenue Service as well as various state and foreign taxing authorities. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits as of June 28, 2013 will materially change in the next twelve months.
The unrecognized tax benefits of $41.8 million and $35.2 million as of the second quarter of fiscal 2013 and fiscal year end 2012, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties as of the second quarter of fiscal 2013 and fiscal year end 2012, of $3.4 million and $2.9 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the Company’s significant accounting polices during the first two quarters of fiscal 2013 from those disclosed in the Company’s 2012 Form 10-K.
EXECUTIVE LEVEL OVERVIEW
Trimble's focus is on integrating its broad technological and application capabilities to create system-level solutions that transform how work is done within the industries we serve, enhancing productivity, accuracy, safety and regulatory compliance for our customers. The majority of our markets are end-user markets, including engineering and construction firms, surveyors, farmers, governmental organizations, energy and utility companies and organizations that must manage fleets of mobile workers and assets. We also provide components to original equipment manufacturers to incorporate into their products. In the end-user markets, we provide stand-alone systems which may consist of software, hardware or some combination of the two, as well as integrated enterprise or workflow solutions which address the entire work process. Some examples of our solutions include products that automate and simplify the process of surveying land, products that automate the control, management and utilization of equipment such as tractors and bulldozers, products for engineering or building design, construction and operations management, products that enable a company to manage its mobile workforce and assets, and products that allow municipalities or utilities to manage their fixed assets and operations. To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices.
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
We continue to execute our strategy with a series of actions across new and existing markets:
Reinforcing our position in new and existing markets

Within our Engineering and Construction segment, the Trimble portfolio of solutions across the entire Design-Build-Operate (DBO) lifecycle was further expanded during the second quarter with the acquisition of Trade Service LLC, a company focused on content acquisition, aggregation, management, publishing and distribution of product specification and pricing information. The launch of SketchUp Pro 2013 also enhances the Trimble DBO platform by providing professional users with more powerful tools to easily explore, modify and share design ideas in 3D, including the launch of the SketchUp Extension Warehouse, designed to streamline the sharing of software extensions made by the developer community with users worldwide.
We also acquired Actronic Technologies, a provider of weighing technology and payload information systems for construction, aggregates, mining and waste markets. This acquisition extends Trimble's Connected Site® portfolio by adding accurate payload weight as an element of information collected at the machine. This extended capability will better enable contractors to use the Trimble Connected Site to achieve improved comprehensive real-time intelligence on asset and site productivity for the contractor's mixed fleet. Additionally, a new upgrade path was announced between the entry-level GCSFlex Grade Control System and the more advanced Trimble GCS900 Grade Control Solution, enabling small- to medium-sized contractors to lower their risk when adopting construction machine control for the first time, together with ease of upgradeability to more complex 3D functionality in the future.
In our Field Solutions segment, we announced the release of the Trimble® eRespond® version 2013 outage management solution for water and wastewater utilities, a solution for utilities to manage their network operations and related field work to meet management, regulatory, and customer requirements. The solution is specifically designed to aid water utilities in reducing leakage and non-revenue water (NRW) and improving field and office worker productivity by identifying incidents on the network and shortening the repair time. We also introduced Trimble TerraFlex™, a new software and services platform that enables users across a broad base of industries including environmental management, utilities and government agencies to centralize their data collection activities and provide field and mobile workers access to online positional and geospatial information via their smartphones or Trimble devices. Offering a cloud services and mobile component compatible with Apple iOS, Android or Windows Mobile, this platform enables organizations to deploy a common workflow to collect spatial data or inspect their assets.

Within our Mobile Solutions segment, through a new agreement with Easy Manifest, PeopleNet customers can now reduce wait time and delays when crossing the US-Canada border by submitting data to the respective border agency electronically and prior to the vehicle arriving at the border. Additionally, ALK Technologies released the latest version of its PC*MILER truck routing, mileage and mapping software with features and enhancements which include a redesigned graphical user interface for maximum efficiency and Hours-of-Service compliance tools for more precise arrival and delivery time estimates.

Bringing existing technology to new markets

We continue to reinforce our position in existing markets and position ourselves in newer markets that will serve as important sources of future growth. We continue to focus on expansion initiatives in Africa, China, India, The Middle-East, Russia, South America, and South East Asia. During the second quarter, we announced that the Russian High-Speed Rail Authority will use the Trimble Quantm system to help find the optimal alignment for two major high-speed rail projects connecting Moscow to Yekaterinburg and Sochi, each approximately 1,000 miles long. We also announced that the Abu Dhabi Government General Services Company (Musanada) will implement the Proliance software from the Trimble Buildings Group to improve the management of design, construction and infrastructure projects throughout the Emirate of Abu Dhabi. Additionally, PEBSAL, a large pre-engineering buildings company in Bangladesh, chose the Tekla open BIM software to gain competitive advantage in the Indian sub-continent through increased productivity and automation in design and drawing production.
RECENT BUSINESS DEVELOPMENTS
The following companies or business assets were acquired during the twelve months ended June 28, 2013 and are combined in our results of operations since the date of acquisition:
Actronic Holdings Limited
On June 5, 2013, we acquired privately-held Actronic Holdings Limited of Auckland, New Zealand. Actronic Technologies is a provider of weighing technology and payload information systems for construction, aggregates, mining and waste markets. Actronic Holdings' performance is reported under our Engineering and Construction business segment.
Trade Service Company, LLC
On May 31, 2013, we acquired privately-held Trade Service Company, LLC based in San Diego, California. Trade Service is a provider in content acquisition, aggregation, management, publishing and distribution of product and pricing information used by manufacturers, distributors and contractors in the Architecture, Engineering, and Construction (AEC) industry. Trade Service’s performance is reported under our Engineering and Construction business segment.

Penmap Software
On January 11, 2013, we acquired a suite of software solutions from Penmap.com Ltd. of Bradford, United Kingdom. Penmap Software’s performance is reported under our Engineering and Construction business segment.
ALK Technologies
On December 31, 2012, we acquired privately-held ALK Technologies Inc. of of Princeton, NJ, a provider of routing, mapping, mileage and navigation technologies. ALK’s performance is reported under our Mobile Solutions business segment.
Vico Software, Inc.
On October 31, 2012, we acquired the assets of privately-held Vico Software, Inc. (Vico) of Boulder, Colorado, a provider of 5D virtual construction software and consulting services. The Vico business performance is reported under our Engineering and Construction business segment.
Refraction Technology, Inc.
On October 4, 2012, we acquired the assets of privately-held Refraction Technology, Inc. (REF TEK) of Plano, Texas, a provider of seismic sensors and high-frequency data logging systems. The REF TEK business performance is reported under our Engineering and Construction business segment.
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

	Second Quarter of		First Two Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Revenue:
Product	$425,880	$402,198	$838,667	$800,736
Service	84,511	63,595	166,107	121,025
Subscription	65,902	51,767	127,630	98,066
Total revenue	576,293	517,560	1,132,404	1,019,827
Gross margin	$302,401	$267,696	$589,315	$526,846
Gross margin %	52.5%	51.7%	52.0%	51.7%
Operating income	$64,905	$58,921	$121,362	$118,769
Operating income %	11.3%	11.4%	10.7%	11.6%
Revenue
In the second quarter of fiscal 2013, total revenue increased by $58.7 million or 11%, as compared to the second quarter of fiscal 2012. Of this increase, product revenue increased $23.7 million, or 6%, service revenue increased $20.9 million or 33%, and subscription revenue increased $14.1 million or 27%. In the first two quarters of fiscal 2013, total revenue increased by $112.6 million or 11%, as compared to the first two quarters of fiscal 2012. Of this increase, product revenue increased $37.9 million or 5%, service revenue increased $45.1 million or 37%, and subscription revenue increased $29.6 million or 30%.
The product, service, and subscription revenue increases were driven primarily by growth across Engineering and Construction and Mobile Solutions, which included organic growth as well as the impact of the TMW acquisition which was not applicable in the prior period. The product revenue growth was partially offset by a decrease in Field Solutions revenue primarily due to softness in GIS markets. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, Engineering and Construction revenue for the second quarter of fiscal 2013 increased $29.3 million, or 10%, Mobile Solutions increased $34.1 million or 42%, Advanced Devices increased $2.8 million or 10%, and Field Solutions decreased $7.5 million or 6%, as compared to the second quarter of fiscal 2012. Engineering and Construction revenue for the first two quarters of fiscal 2013 increased $47.3 million or 9%, Mobile Solutions increased $65.9 million or 41%, Advanced Devices increased $6.9 million or 12%, and Field Solutions decreased $7.5 million or 3%, as compared to the corresponding period of fiscal 2012.
Revenue growth within Engineering and Construction was driven by organic growth due to global sales of building construction products and heavy highway products, primarily in the U.S. Mobile Solutions increased due to the acquisition of TMW which was not applicable in the prior period, as well as strong organic growth in the transportation and logistics market. Advanced Devices revenue increased primarily due to stronger sales of RFID product solutions. Field Solutions revenue decreased primarily due to softness in GIS markets due to economic uncertainties in the U.S.
Gross Margin
Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $34.7 million for the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012, and increased by $62.5 million for the first two quarters of fiscal 2013, as compared to the first two quarters of fiscal 2012. The increase was primarily due to increased sales in Engineering and Construction and Mobile Solutions. Gross margin as a percentage of total revenue for the second quarter of fiscal 2013 was 52.5%, as compared to 51.7% for the second quarter of fiscal 2012, and was 52.0% for the first two quarters of fiscal 2013, as compared to 51.7% for the first two quarters of fiscal 2012. The increase was primarily due to an increase in sales of higher margin products, primarily software and subscription revenue, which were partially offset by higher amortization of purchased intangible assets.
Operating Income
Operating income increased by $6.0 million for the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012, and increased by $2.6 million for the first two quarters of fiscal 2013, as compared to the first two quarters of fiscal 2012. Operating income as a percentage of total revenue was 11.3% for the second quarter of fiscal 2013, as compared to 11.4% for the second quarter of fiscal 2012, and was 10.7% for the first two quarters of fiscal 2013, as compared to 11.6% for the first two quarters of fiscal 2012.
The increase in operating income in both periods was primarily driven by higher revenue and gross margin expansion, partially offset by higher amortization of purchased intangible assets. The decrease in operating income percentage was primarily driven by higher amortization of purchased intangible assets, offset by higher revenue and product mix, primarily due to higher margin software and subscription revenue.
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
The following table is a summary of revenue and operating income by segment:

	Second Quarter of		First Two Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Engineering and Construction
Revenue	$313,446	$284,175	$580,317	$533,060
Segment revenue as a percent of total revenue	54%	55%	51%	51%
Operating income	$66,840	$59,473	$109,813	$99,550
Operating income as a percent of segment revenue	21%	21%	19%	19%
Field Solutions
Revenue	$115,864	$123,371	$263,345	$270,870
Segment revenue as a percent of total revenue	20%	24%	23%	27%
Operating income	$43,372	$46,623	$102,898	$108,984
Operating income as a percent of segment revenue	37%	38%	39%	40%
Mobile Solutions
Revenue	$115,524	$81,402	$225,688	$159,785
Segment revenue as a percent of total revenue	20%	16%	20%	16%
Operating income	$15,435	5,624	$27,008	12,982
Operating income as a percent of segment revenue	13%	7%	12%	8%
Advanced Devices
Revenue	$31,459	$28,612	$63,054	$56,112
Segment revenue as a percent of total revenue	6%	5%	6%	6%
Operating income	$6,514	$3,913	$12,999	$7,252
Operating income as a percent of segment revenue	21%	14%	21%	13%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Second Quarter of		First Two Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Consolidated segment operating income	$132,161	$115,633	$252,718	$228,768
Unallocated corporate expense	(24,517)	(19,819)	(45,867)	(39,543)
Amortization of purchased intangible assets	(39,763)	(29,078)	(79,095)	(57,875)
Acquisition costs	(2,976)	(7,815)	(6,394)	(12,581)
Consolidated operating income	64,905	58,921	121,362	118,769
Non-operating income, net	3,786	4,370	1,698	4,849
Consolidated income before taxes	$68,691	$63,291	$123,060	$123,618
Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges and restructuring costs.
Engineering and Construction
Engineering and Construction revenue increased by $29.3 million or 10% and $47.3 million or 9% for the second quarter and the first two quarters of fiscal 2013, respectively, as compared to the corresponding periods in fiscal 2012. Segment operating income increased $7.4 million or 12% and $10.3 million or 10% for the second quarter and the first two quarters of fiscal 2013, as compared to the corresponding periods in fiscal 2012.
Revenue growth for the second quarter and the first two quarters of fiscal 2013 was driven by organic growth due to global sales of building construction products and heavy highway products, primarily in the U.S. and Europe. The growth was offset partially by lower sales in Asia Pacific due to an economic slowdown in Australia. Survey sales were up slightly for the second quarter, but relatively flat for the first two quarters, as North America survey sales were limited by direct and indirect sequester related constraints on federal, state, and local spending. Segment operating income increased primarily due to higher revenue and product mix, including higher software revenue.
Field Solutions
Field Solutions revenue decreased by $7.5 million or 6% and $7.5 million or 3% for the second quarter and the first two quarters of fiscal 2013, respectively, as compared to the corresponding periods in fiscal 2012. Segment operating income decreased $3.3 million or 7% and $6.1 million or 6% for the second quarter and the first two quarters of fiscal 2013, as compared to the corresponding periods in fiscal 2012.
Field Solution revenue decreased for the second quarter and first two quarters of fiscal 2013, primarily due to a decline in GIS markets which continued to be impacted by the pullback of government funding sources. There were significant GIS declines, in the U.S., China, and Europe. Agriculture was relatively flat. Weather conditions, particularly in the U.S. resulted in slower than anticipated agriculture sales. Segment operating income decreased due to reduced operating leverage in GIS.
Mobile Solutions
Mobile Solutions revenue increased by $34.1 million or 42% and $65.9 million or 41% for the second quarter and the first two quarters of fiscal 2013, respectively, as compared to the corresponding periods in fiscal 2012. Segment operating income increased by $9.8 million or 174% and $14.0 million or 108% for the second quarter and the first two quarters of fiscal 2013, as compared to the corresponding periods in fiscal 2012.
Mobile Solutions revenue increased for the second quarter and the first two quarters of fiscal 2013, primarily due to the acquisition of TMW which was not applicable in the prior period, as well as continued organic growth in the transportation and logistics market. Operating income increased due to increased revenue and product mix, including higher software and subscription revenue.
Advanced Devices
Advanced Devices revenue increased by $2.8 million or 10% and $6.9 million or 12% for the second quarter and the first two quarters of fiscal 2013, respectively, as compared to the corresponding periods in fiscal 2012. Segment operating income increased by $2.6 million or 66% and $5.7 million or 79% for the second quarter and the first two quarters of fiscal 2013, as compared to the corresponding periods in fiscal 2012.

The increase in revenue and operating income for the second quarter and the first two quarters of fiscal 2013 was due to increased sales of high margin RFID and military components and subsystems.
Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Second Quarter of		First Two Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Research and development	76,555	64,305	150,163	124,540
Percentage of revenue	13%	12%	13%	12%
Sales and marketing	85,307	77,589	168,930	153,613
Percentage of revenue	15%	15%	15%	15%
General and administrative	52,760	49,987	104,730	96,873
Percentage of revenue	9%	10%	9%	10%
Total	214,622	191,881	423,823	375,026
Percentage of revenue	37%	37%	37%	37%
Overall, R&D, S&M and G&A expense increased by approximately $22.7 million and $48.8 million for the second quarter and the first two quarters of fiscal 2013, as compared to the corresponding periods in fiscal 2012.
Research and development expense increased by $12.3 million and $25.6 million for the second quarter and the first two quarters of fiscal 2013, respectively, as compared to the corresponding periods of fiscal 2012. The cost of software developed for external sale subsequent to reaching technical feasibility was not considered material and was expensed as incurred. Research and development spending overall was at approximately 13% of revenue in both the second quarter and the first two quarters of fiscal 2013 , as compared to 12% of revenue in the corresponding periods of fiscal 2012.
The increase in R&D expense in the second quarter of fiscal 2013, as compared to the corresponding period of fiscal 2012 was primarily due to the inclusion of expense of $8.4 million from acquisitions not applicable in the prior corresponding period, a $2.8 million increase in compensation related expense due to headcount increases, a $0.5 million increase due to unfavorable foreign currency exchange rates and a $0.6 million increase in other expense.
The increase in R&D expense in the first two quarters of fiscal 2013, as compared to the corresponding period in fiscal 2012 was primarily due to the inclusion of expense of $19.0 million from acquisitions not applicable in the prior corresponding period, a $5.5 million increase in compensation related expense, a $0.8 million increase due to unfavorable foreign currency exchange rates and a $0.3 million increase in other expense.
* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense increased by $7.7 million and $15.3 million for the second quarter and the first two quarters of fiscal 2013, respectively, as compared to the corresponding periods of fiscal 2012. Sales and marketing spending overall was at approximately 15% of revenue in both the second quarter and the first two quarters of fiscal 2013 and 2012.
The increase in Sales and marketing expense in the second quarter of fiscal 2013, as compared to the corresponding period of fiscal 2012 was primarily due to the inclusion of expense of $6.2 million from acquisitions not applicable in the prior period and a $1.5 million increase in compensation related expense.
The increase in Sales and marketing expense in the first two quarters of fiscal 2013, as compared to the corresponding period in fiscal 2012 was primarily due to the inclusion of expense of $13.8 million from acquisitions not applicable in the prior corresponding period, a $2.3 million increase in compensation related expense, and a $0.3 million increase due to unfavorable foreign currency exchange rates, partially offset by a $1.1 million decrease in other expense.
* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.

General and administrative expense increased by $2.8 million and $7.9 million for the second quarter and the first two quarters of fiscal 2013, respectively, as compared to the corresponding periods of fiscal 2012. General and administrative spending overall was at approximately 9% of revenue in both the second quarter and the first two quarters of fiscal 2013, as compared to 10% of revenue in both the second quarter and the first two quarters of fiscal 2012.
The increase in G&A expenses in the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012 was primarily due to the inclusion of expense of $6.5 million from acquisitions not applicable in the second quarter of fiscal 2012, and a $1.6 million increase in other expense, offset by a decrease of $4.8 million in merger and acquisition costs and a $0.5 million decrease in bad debt expense.
The increase in G&A expenses in the first two quarters of fiscal 2013, as compared to the corresponding period in fiscal 2012 was primarily due to the inclusion of expense of $13.5 million from acquisitions not applicable in the prior corresponding period, a $0.4 million increase in compensation related expense, a $0.2 million increase due to unfavorable foreign currency exchange rates, and a $1.1 million increase in other expense, offset by a decrease of $6.2 million in merger and acquisition costs and a $1.1 million decrease in bad debt expense.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $39.8 million in the second quarter of fiscal 2013, as compared to $29.1 million in the second quarter of fiscal 2012. Of the total $39.8 million in the second quarter of fiscal 2013, $19.9 million is presented as a separate line within Operating expense and $19.9 million is presented as a separate line within Cost of sales on our Condensed Consolidated Statements of Income. The increase was due to acquisitions not included in the second quarter of fiscal 2012. As of the second quarter of fiscal 2013, future amortization of intangible assets is expected to be $82.1 million during the remaining two quarters of fiscal 2013, $141.2 million during 2014, $129.0 million during 2015, $109.7 million during 2016, $88.0 million during 2017 and $98.6 million thereafter.
Non-operating Income, Net
The components of non-operating income, net, were as follows:

	Second Quarter of		First Two Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Interest expense, net	(4,255)	(3,773)	(9,326)	(7,636)
Foreign currency transaction loss	600	196	(969)	(2,017)
Income from equity method investments, net	7,157	7,063	11,414	13,255
Other income, net	284	884	579	1,247
Total non-operating income, net	$3,786	$4,370	$1,698	$4,849
Non-operating income, net decreased $0.6 million for the second quarter and decreased $3.2 million for the first two quarters of fiscal 2013, respectively, as compared to the corresponding periods in fiscal 2012. The decrease for the second quarter of fiscal 2013 was primarily due to a decrease in other income resulting from fair value adjustments to some earn-out liabilities as well as an increase in interest expense from an increase in debt associated with acquisitions, partially offset by foreign currency fluctuations associated with hedging. The decrease for the first two quarters of fiscal 2013 was primarily due to an increase in interest expense from an increase in debt associated with acquisitions and lower profitability from joint ventures.
Income Tax Provision
Our effective income tax rate for the second quarter of fiscal 2013 was 20%, as compared to 16% in the corresponding period in 2012, primarily due to differences in the geographic mix of pretax income. In the first two quarters of fiscal 2012, our effective income tax rate was 16% as compared to 16% in the corresponding period in 2012 due to differences in the geographic mix of pretax income, offset by the favorable impact of the retroactive research and development credit.
Our effective tax rates for the second quarter of fiscal years 2013 and 2012 are lower than the U.S. federal statutory rate of 35% due to the discrete benefits from the reinstatement of the 2012 R&D tax in 2013 and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. We have not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.

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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the second quarter of fiscal 2013 and fiscal year end 2012.
LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter of	Fiscal Year End
As of	2013	2012
(Dollars in thousands)
Cash and cash equivalents	$129,072	$157,771
Total debt	899,187	911,158
	First Two Quarters of
	2013	2012
(Dollars in thousands)
Cash provided by operating activities	$172,043	$155,094
Cash used in investing activities	(215,128)	(359,469)
Cash provided by financing activities	18,403	174,903
Effect of exchange rate changes on cash and cash equivalents	(4,017)	(3,212)
Net decrease in cash and cash equivalents	$(28,699)	$(32,684)

Cash and Cash Equivalents
As of the second quarter of fiscal 2013, cash and cash equivalents totaled $129.1 million as compared to $157.8 million as of fiscal year end 2012. Debt was $899.2 million as of the second quarter of fiscal 2013, as compared to $911.2 million as of fiscal year end 2012.
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
* We anticipate that planned capital expenditures primarily for an upgrade of our Oracle ERP system, as well as computer equipment, software, manufacturing tools and test equipment and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.
Operating Activities

Cash provided by operating activities was $172.0 million for the first two quarters of fiscal 2013, as compared to $155.1 million for the first two quarters of fiscal 2012. The increase of $16.9 million was primarily driven by an increase in net income before non-cash depreciation and amortization as well as an increase in deferred revenue partially offset by a decrease in accounts payable.
Investing Activities
Cash used in investing activities was $215.1 million for the first two quarters of fiscal 2013, as compared to $359.5 million for the first two quarters of fiscal 2012. The decrease of $144.3 million was due to lower cash requirements for business acquisitions.
Financing Activities
Cash provided by financing activities was $18.4 million for the first two quarters of fiscal 2013, as compared to $174.9 million for the first two quarters of fiscal 2012. The decrease of $156.5 million was primarily due to a decrease in proceeds from credit facilities, net of repayments, for business acquisitions.
Accounts Receivable and Inventory Metrics

	Second Quarter of	Fiscal Year End
As of	2013	2012
Accounts receivable days sales outstanding	56	57
Inventory turns per year	4.0	4.1
Accounts receivable days sales outstanding were 56 days as of the end of the second quarter of fiscal 2013, as compared to 57 days as of the end of fiscal 2012. The decrease in DSO was primarily due to better collections related to acquisitions. Accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 4.0 as of the end of the second quarter of fiscal 2013 and 4.1 as of the end of fiscal 2012. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
Repatriation of Foreign Earnings and Income Taxes
At the end of the second quarter of fiscal 2013, $91.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. taxes to repatriate these funds due to intercompany financing arrangements with our foreign subsidiaries. While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2012 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
Credit Facilities
On November 21, 2012, we entered into an amended and restated credit agreement with a group of lenders (the “2012 Credit Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.4 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Subject to the terms of the 2012 Credit Facility, the revolving loan facility and the term loan facility may be increased by $300.0 million in the aggregate. We also have a $75 million uncommitted revolving loan facility (the "2011 Uncommitted Facility"), which is callable by the bank at any time and has no covenants. The interest rate on the 2011 Uncommitted Facility is 1.00% plus either LIBOR or the bank's cost of funds or as otherwise agreed upon by the bank and us. On May 16, 2013, we set up a second $75 million uncommitted revolving loan facility with another bank (the “2013 Uncommitted Facility”), which is callable by the bank at any time and also has no covenants. At the time a request to borrow is made, the initial interest rate on the 2013 Uncommitted Facility is 0.9% plus either LIBOR or the bank's cost of funds or as otherwise agreed upon by the bank and us.
As of the second quarter of 2013, our total debt was comprised primarily of a term loan of $682.5 million and a revolving credit line of $142.0 million under the 2012 Credit Facility and a revolving credit line of $70.0 million under the 2013 Uncommitted Facility. Of the total outstanding balance, $647.5 million of the term loan and $142.0 million of the revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet.

The funds available under the 2012 Credit Facility may be used for general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2012 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 21, 2017, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.15% to 0.35% per annum depending on our leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made on September 29, 2017, with the remaining outstanding balance being due and payable at maturity on November 21, 2017. On an annualized basis, the amortization of the term loan is as follows: 5%, 5%, 10%, 10%, and 70% for years one through five respectively. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.
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
The 2012 Credit Facility contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2012 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2012 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2012 Credit Facility) to (b) interest expenses for the most recently ended period of four fiscal quarters of not less than 3.25 to 1. We must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness to (y) EBITDA (as defined in the 2012 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than the applicable ratio set forth in the table below; provided, that on the completion of a material acquisition, we may increase the applicable ratio in the table below by 0.25 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters.

Fiscal Quarter Ending	Maximum Leverage Ratio
On and after June 28, 2013 and prior to September 27, 2013	3.25 to 1
On and after September 27, 2013	3 to 1
We were in compliance with these restrictive covenants as of the second quarter of fiscal 2013.
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
The weighted average interest rate on the current portion of our long-term debt outstanding under the 2012 Credit Facility and uncommitted facilities was 1.33% and 1.96% at the end of the second quarter of fiscal 2013 and fiscal year end 2012, respectively. The interest rate on our non-current debt outstanding under the 2012 Credit Facility was 1.70% and 1.96% at the end of the second quarter of fiscal 2013 and fiscal year end 2012, respectively.
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
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangible assets, stock-based compensation and acquisition costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, and integration costs, and acquisition bonus payments from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
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
Non-GAAP non-operating income, net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income, net excludes acquisition and divestiture gains associated with unusual acquisition related items such as adjustments to the fair value of earn-out liabilities and gains or losses related to the acquisition or sale of certain businesses and investments. These gains and losses are specific to particular acquisitions and divestitures and vary significantly in amount and timing. Non-GAAP non-operating income, net also excludes foreign exchange losses specifically associated with a hedge for one of our acquisitions. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
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

(Dollars in thousands, except per share data)		Second Quarter of				First Two Quarters of
		2013		2012		2013		2012
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$302,401	52.5%	$267,696	51.7%	$589,315	52.0%	$526,846	51.7%
Restructuring	( A )	766	0.1%	34	—%	821	0.1%	79	—%
Amortization of purchased intangible assets	( B )	19,855	3.4%	13,296	2.6%	39,536	3.5%	26,417	2.6%
Stock-based compensation	( C )	607	0.1%	458	0.1%	1,207	0.1%	978	0.1%
Amortization of acquisition-related inventory step-up	( D )	524	0.1%	122	—%	1,127	0.1%	130	—%
Non-GAAP gross margin:		$324,153	56.2%	$281,606	54.4%	$632,006	55.8%	$554,450	54.4%
OPERATING EXPENSES:
GAAP operating expenses:		$237,496	41.2%	$208,775	40.3%	$467,953	41.3%	$408,077	40.0%
Restructuring	( A )	(2,966)	(0.5)%	(1,112)	(0.2)%	(4,571)	(0.4)%	(1,593)	(0.2)%
Amortization of purchased intangible assets	( B )	(19,908)	(3.5)%	(15,782)	(3.0)%	(39,559)	(3.5)%	(31,458)	(3.1)%
Stock-based compensation	( C )	(7,828)	(1.4)%	(7,697)	(1.5)%	(16,046)	(1.4)%	(14,966)	(1.4)%
Acquisition costs	( E )	(2,976)	(0.4)%	(7,815)	(1.5)%	(6,394)	(0.6)%	(12,581)	(1.2)%
Non-GAAP operating expenses:		$203,818	35.4%	$176,369	34.1%	$401,383	35.4%	$347,479	34.1%
OPERATING INCOME:
GAAP operating income:		$64,905	11.3%	$58,921	11.4%	$121,362	10.7%	$118,769	11.6%
Restructuring	( A )	3,732	0.6%	1,146	0.2%	5,392	0.5%	1,672	0.2%
Amortization of purchased intangible assets	( B )	39,763	6.9%	29,078	5.6%	79,095	7.0%	57,875	5.7%
Stock-based compensation	( C )	8,435	1.5%	8,155	1.6%	17,253	1.5%	15,944	1.6%
Amortization of acquisition-related inventory step-up	( D )	524	0.1%	122	—%	1,127	0.1%	130	—%
Acquisition costs	( E )	2,976	0.5%	7,815	1.5%	6,394	0.6%	12,581	1.2%
Non-GAAP operating income:		$120,335	20.9%	$105,237	20.3%	$230,623	20.4%	$206,971	20.3%
NON-OPERATING INCOME (LOSS), NET:
GAAP non-operating income (loss), net:		$3,786		$4,370		$1,698		$4,849

Acquisition / divestiture gain	( E )	(459)		(557)		(860)		(113)
Foreign exchange loss associated with acquisitions	( F )	—		—		—		1,578
Non-GAAP non-operating income (loss), net:		$3,327		$3,813		$838		$6,314
			GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )
INCOME TAX PROVISION:
GAAP income tax provision:		$13,738	20%	$10,126	16%	$19,175	16%	$20,381	16%
Non-GAAP items tax effected:	( G )	10,994		7,321		16,337		14,785
Non-GAAP income tax provision:		$24,732	20%	$17,447	16%	$35,512	16%	$35,166	16%
NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$54,581		$53,692		104,389		104,510
Restructuring	( A )	3,732		1,146		5,392		1,672
Amortization of purchased intangible assets	( B )	39,763		29,078		79,095		57,875
Stock-based compensation	( C )	8,435		8,155		17,253		15,944
Amortization of acquisition-related inventory step-up	( D )	524		122		1,127		130
Acquisition / divestiture costs, net	( E )	2,517		7,258		5,534		12,468
Foreign exchange loss associated with acquisitions	( F )	—		—		—		1,578
Non-GAAP items tax affected	( G )	(10,994)		(7,321)		(16,337)		(14,785)
Non-GAAP net income attributable to Trimble Navigation Ltd.		$98,558		$92,130		$196,453		$179,392
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.21		$0.21		$0.40		$0.41
Restructuring	( A )	0.01		—		0.02		0.01
Amortization of purchased intangible assets	( B )	0.15		0.11		0.30		0.23
Stock-based compensation	( C )	0.04		0.04		0.07		0.06
Amortization of acquisition-related inventory step-up	( D )	—		—		—		—
Acquisition / divestiture costs, net	( E )	0.01		0.03		0.02		0.05
Foreign exchange loss associated with acquisitions	( F )	—		—		—		0.01
Non-GAAP items tax affected	( G )	(0.04)		(0.03)		(0.06)		(0.07)
Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.38		$0.36		$0.75		$0.70
OPERATING LEVERAGE:
Increase in non-GAAP operating income		$15,098		$24,910		$23,652		$56,542
Increase in revenue		$58,733		$110,391		$112,577		$228,365

Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)	25.7%	22.6%	21.0%	24.8%

	Second Quarter of					First Two Quarters of
	2013			2012		2013		2012
(Dollars in thousands, except per share data)			% of Segment Revenue		% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:		$66,840	21.3%	$59,473	20.9%	$109,813	18.9%	$99,550	18.7%
Stock-based compensation	( I )	2,890	0.9%	3,299	1.2%	5,752	1.0%	6,055	1.1%
Non-GAAP operating income before corporate allocations:		$69,730	22.2%	$62,772	22.1%	$115,565	19.9%	$105,605	19.8%
Field Solutions
GAAP operating income before corporate allocations:		$43,372	37.4%	$46,623	37.8%	$102,898	39.1%	$108,984	40.2%
Stock-based compensation	( I )	827	0.7%	681	0.5%	1,544	0.6%	1,324	0.5%
Non-GAAP operating income before corporate allocations:		$44,199	38.1%	$47,304	38.3%	$104,442	39.7%	$110,308	40.7%
Mobile Solutions
GAAP operating income (loss) before corporate allocations:		$15,435	13.4%	$5,624	6.9%	$27,008	12.0%	$12,982	8.1%
Stock-based compensation	( I )	948	0.8%	235	0.3%	1,860	0.8%	1,028	0.7%
Non-GAAP operating income before corporate allocations:		$16,383	14.2%	$5,859	7.2%	$28,868	12.8%	$14,010	8.8%
Advanced Devices
GAAP operating income before corporate allocations:		$6,514	20.7%	$3,913	13.7%	$12,999	20.6%	$7,252	12.9%
Stock-based compensation	( I )	901	2.9%	540	1.9%	1,750	2.8%	1,172	2.1%
Non-GAAP operating income before corporate allocations:		$7,415	23.6%	$4,453	15.6%	$14,749	23.4%	$8,424	15.0%

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

B.
Amortization of purchased intangible assets. Included in our GAAP presentation of gross margin and operating expenses is amortization of purchased intangible assets. US GAAP accounting requires that intangible assets are recorded at fair value and amortized over their useful lives. Consequently, the timing and size of our acquisitions will cause our operating results to vary from period to period, making a comparison to past performance difficult for investors. This accounting treatment may cause differences when comparing our results to companies that grow internally because the fair value assigned to the intangible assets acquired through acquisition may significantly exceed the equivalent expenses that a company may incur for similar efforts when performed internally. Furthermore, the useful life that we expense our intangible assets over may be substantially different from the time period that an internal growth company incurs and recognizes such expenses. We believe that by excluding the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed, it provides an alternative way for investors to compare our operations pre-acquisition to those post-acquisitions and to those of our competitors that have pursued internal growth strategies. However, we note that companies that grow internally will incur costs to develop intangible assets that will be expensed in the period incurred, which may make a direct comparison more difficult.

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the second quarter and the first two quarters of fiscal 2013 and 2012, stock-based compensation was allocated as follows:

	Second Quarter of		First Two Quarters of
(Dollars in thousands)	2013	2012	2013	2012
Cost of sales	$607	$458	$1,207	$978
Research and development	1,232	1,477	2,379	2,706
Sales and Marketing	1,761	1,837	3,525	3,628
General and administrative	4,835	4,383	10,142	8,632
	$8,435	$8,155	$17,253	$15,944

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

E.
Acquisition / divestiture items. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs and acquisition bonus payments. Included in our GAAP presentation of non-operating income, net, acquisition / divestiture gain includes unusual acquisition or divestiture related items such as adjustments to the fair value of earn-out liabilities and gains on divestitures of certain businesses and investments. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

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

I.
Stock-based compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance as it is a non-cash expense. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $2.9 million and $3.4 million for the second quarter of fiscal 2013 and 2012, respectively, and $6.3 million and $6.4 million for the first two quarters of fiscal 2013 and 2012, respectively.

Non-GAAP Operating Income
Non-GAAP operating income increased by $15.1 million for the second quarter of fiscal 2013, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 20.9% for the second quarter of fiscal 2013, as compared to 20.3% for the corresponding period in the prior year. Non-GAAP operating income increased by $23.7 million for the first two quarters of fiscal 2013, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 20.4% for the first two quarters of fiscal 2013, as compared to 20.3% for the corresponding period in the prior year. The increase in operating income for both the second quarter and first two quarters was primarily driven by higher revenue in Engineering and Construction and Mobile Solutions and gross margin expansion due to higher margin software and subscription revenue. The increase in operating income percentage for both the second quarter and first two quarters was primarily due to gross margin expansion, partially offset by higher operating expense associated with acquisitions.
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
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our operating expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar and Canadian Dollar. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the second quarter and first two quarters of fiscal 2013, revenue was positively impacted by foreign currency exchange rates by $1.5 million and $2.6 million. The impact to operating income was immaterial.
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
Foreign currency forward contracts outstanding as of the second quarter of fiscal 2013 and fiscal year end 2012 are summarized as follows (in thousands):

	Second Quarter of Fiscal 2013		Fiscal Year End 2012
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(39,347)	$(677)	$(44,089)	$135
Sold	$65,044	$1,093	$58,628	$(212)
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
ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 7, 2013. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1	Form of U.S. stock option agreement (for officers) under the Company's Amended and Restated 2002 Stock Plan. (8)
10.2	Board of Directors Compensation Policy, effective May 1, 2013. (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 2, 2013. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 2, 2013. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2013. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2013. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Julie Shepard
Julie Shepard
Interim Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: August 2, 2013

EXHIBIT INDEX
.

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 7, 2013. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1	Form of U.S. stock option agreement (for officers) under the Company's Amended and Restated 2002 Stock Plan. (8)
10.2	Board of Directors Compensation Policy, effective May 1, 2013. (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 2, 2013. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 2, 2013. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2013. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2013. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.