Form 10-Q
period 2013-09-27
TRIMBLE NAVIGATION LTD /CA/
filed 2013-11-05
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2013, there were 257,841,947 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended September 27, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Third Quarter of	Fiscal Year End
As of	2013	2012
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$115,257	$157,771
Restricted cash	6,696	—
Accounts receivable, net	361,556	323,477
Other receivables	13,443	17,327
Inventories, net	241,509	240,529
Deferred income taxes	44,578	43,473
Other current assets	45,454	33,396
Total current assets	828,493	815,973
Property and equipment, net	136,155	96,890
Goodwill	1,938,870	1,815,699
Other purchased intangible assets, net	621,675	644,419
Other non-current assets	109,979	96,123
Total assets	$3,635,172	$3,469,104
LIABILITIES
Current liabilities:
Current portion of long-term debt	$105,202	$38,092
Accounts payable	105,808	124,532
Accrued compensation and benefits	87,829	86,064
Deferred revenue	174,407	138,920
Accrued warranty expense	17,455	17,066
Other current liabilities	78,336	63,996
Total current liabilities	569,037	468,670
Non-current portion of long-term debt	703,862	873,066
Non-current deferred revenue	16,541	7,262
Deferred income taxes	135,494	148,260
Other non-current liabilities	70,085	58,322
Total liabilities	1,495,019	1,555,580
Commitments and contingencies
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 360,000 shares authorized; 257,451 and 254,486 shares issued and outstanding as of the third quarter of fiscal 2013 and fiscal year end 2012, respectively	1,077,756	1,006,818
Retained earnings	1,025,119	868,026
Accumulated other comprehensive income	23,944	22,611
Total Trimble Navigation Ltd. shareholders’ equity	2,126,819	1,897,455
Noncontrolling interests	13,334	16,069
Total equity	2,140,153	1,913,524
Total liabilities and equity	$3,635,172	$3,469,104
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In thousands, except per share data)	2013	2012	2013	2012
Revenue:
Product	$401,565	$386,902	$1,240,232	$1,187,638
Service	85,521	64,237	251,628	185,262
Subscription	69,416	53,624	197,046	151,690
Total revenue	556,502	504,763	1,688,906	1,524,590
Cost of sales:
Product	187,865	185,102	587,059	577,281
Service	31,959	23,615	95,351	67,592
Subscription	21,223	17,450	62,190	47,859
Amortization of purchased intangible assets	20,402	15,728	59,938	42,145
Total cost of sales	261,449	241,895	804,538	734,877
Gross margin	295,053	262,868	884,368	789,713
Operating expense
Research and development	71,622	61,181	221,785	185,721
Sales and marketing	85,507	76,481	254,437	230,094
General and administrative	53,648	45,723	158,378	142,595
Restructuring charges	31	301	4,602	1,894
Amortization of purchased intangible assets	21,216	15,712	60,775	47,170
Total operating expense	232,024	199,398	699,977	607,474
Operating income	63,029	63,470	184,391	182,239
Non-operating income, net
Interest expense, net	(4,122)	(3,925)	(13,448)	(11,561)
Foreign currency transaction gain (loss)	(157)	174	(1,126)	(1,843)
Income from equity method investments	4,494	6,453	15,908	19,708
Other income, net	268	650	847	1,897
Total non-operating income, net	483	3,352	2,181	8,201
Income before taxes	63,512	66,822	186,572	190,440
Income tax provision	8,892	13,022	28,067	33,403
Net income	54,620	53,800	158,505	157,037
Less: Net gain (loss) attributable to noncontrolling interests	151	436	(353)	(837)
Net income attributable to Trimble Navigation Ltd.	$54,469	$53,364	$158,858	$157,874
Basic earnings per share	$0.21	$0.21	$0.62	$0.63
Shares used in calculating basic earnings per share	257,037	251,742	256,135	250,404
Diluted earnings per share	$0.21	$0.21	$0.61	$0.62
Shares used in calculating diluted earnings per share	261,137	256,758	260,664	256,288
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Net income	$54,620	$53,800	$158,505	$157,037
Foreign currency translation adjustments	28,756	29,182	1,470	1,610
Net unrealized actuarial loss	(101)	(114)	(136)	(58)
Comprehensive income	83,275	82,868	159,839	158,589
Less: Comprehensive gain (loss) attributable to the noncontrolling interests	151	436	(353)	(837)
Comprehensive income attributable to Trimble Navigation Ltd.	$83,124	$82,432	$160,192	$159,426
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(Dollars in thousands)	2013	2012
Cash flow from operating activities:
Net income	$158,505	$157,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19,630	16,910
Amortization expense	120,713	89,315
Provision for doubtful accounts	1,204	1,428
Deferred income taxes	(13,520)	646
Stock-based compensation	26,158	23,628
Income from equity method investments	(15,908)	(19,708)
Excess tax benefit for stock-based compensation	(8,803)	(16,673)
Provision for excess and obsolete inventories	1,551	6,372
Other non-cash items	738	(3,019)
Add decrease (increase) in assets:
Accounts receivable	(28,466)	(39,496)
Other receivables	4,047	(7,996)
Inventories	2,645	(4,650)
Other current and non-current assets	(22,765)	(2,844)
Add increase (decrease) in liabilities:
Accounts payable	(22,467)	7,828
Accrued compensation and benefits	(2,738)	6,375
Deferred revenue	46,891	12,390
Accrued warranty expense	347	(2,491)
Other current and non-current liabilities	10,646	18,842
Net cash provided by operating activities	278,408	243,894
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(200,401)	(355,484)
Acquisitions of property and equipment	(57,646)	(34,126)
Dividends received from equity method investments	7,672	2,140
Increase in restricted cash	(6,696)	—
Other	663	(492)
Net cash used in investing activities	(256,408)	(387,962)
Cash flow from financing activities:
Issuances of common stock, net of tax withholding	37,667	37,142
Excess tax benefit for stock-based compensation	8,803	16,673
Proceeds from debt and revolving credit lines	332,021	478,556
Payments on debt and revolving credit lines	(440,886)	(401,062)
Net cash provided by (used in) financing activities	(62,395)	131,309
Effect of exchange rate changes on cash and cash equivalents	(2,119)	(22)
Net decrease in cash and cash equivalents	(42,514)	(12,781)
Cash and cash equivalents, beginning of period	157,771	154,621
Cash and cash equivalents, end of period	$115,257	$141,840
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
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2012 was December 28, 2012. The third quarter of fiscal 2013 and 2012 ended on September 27, 2013 and September 28, 2012, respectively. Fiscal 2013 is a 53-week year and 2012 is a 52-week year. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The accompanying financial data as of the third quarter of fiscal 2013 and for the third quarter and the first three quarters of fiscal 2013 and 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2012 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2012. The following discussion should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary have been made to present a fair statement of results for the interim periods presented. The results of operations for the third quarter and the first three quarters of fiscal 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.
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
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first three quarters of fiscal 2013 from those disclosed in the Company’s 2012 Form 10-K.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that will generally require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Condensed Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Trimble will be required to adopt this new standard on a prospective basis in the first quarter of fiscal 2014; however, early adoption is permitted as is a retrospective application.  The Company will reflect the impact of these amendments beginning in the first quarter of fiscal 2014. The Company does not anticipate a material impact on its condensed consolidated financial statements as a result of this change.
NOTE 3. SHAREHOLDERS’ EQUITY

Stock Repurchase Activities
In October 2011, the Company’s Board of Directors approved a stock repurchase program (“2011 Stock Repurchase Program”), authorizing the Company to repurchase up to $100.0 million of Trimble’s common stock. No shares of common stock were repurchased during the first three quarters of fiscal 2013 or 2012. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.
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
The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the unaudited Condensed Consolidated Statements of Income for the third quarter and first three quarters of fiscal 2013 and 2012.

	Third Quarter of		First Three Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Cost of sales	$609	$502	$1,816	$1,480
Research and development	1,265	1,163	3,644	3,869
Sales and marketing	1,816	1,616	5,341	5,244
General and administrative	5,215	4,403	15,357	13,035
Total operating expenses	8,296	7,182	24,342	22,148
Total stock-based compensation expense	$8,905	$7,684	$26,158	$23,628
Fair value of Trimble Options
Stock option expense recognized in the unaudited Condensed Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company’s compensation expense for stock options is recognized using the straight-line single option method. The fair values for stock options are estimated on the date of grant using the binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during the third quarter and first three quarters of fiscal 2013 and 2012, the following weighted average assumptions were used:

	Third Quarter of		First Three Quarters of
	2013	2012	2013	2012
Expected dividend yield	—	—	—	—
Expected stock price volatility	34.7%	41.1%	34.8%	41.2%
Risk free interest rate	0.5%	0.6%	0.5%	0.7%
Expected life of options	3.8 years	4.1 years	4.0 years	4.2 years
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

Fair value of Restricted Stock Units
Restricted stock units are converted into shares of Trimble common stock upon vesting on a one-for-one basis. Vesting of restricted stock units is subject to the employee’s continuing service to the Company. The compensation expense related to these awards is determined using the fair value of Trimble’s common stock on the date of grant, and the expense is recognized on a straight-line basis over the vesting period. Restricted stock units typically vest at the end of three years.
Fair value of Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model.
NOTE 4. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets
Intangible Assets consisted of the following:

	Third Quarter of Fiscal 2013			Fiscal Year End 2012
	Gross			Gross
As of	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$669,510	$(338,027)	$331,483	$610,643	$(267,952)	$342,691
Trade names and trademarks	45,667	(27,254)	18,413	42,512	(23,241)	19,271
Customer relationships	415,200	(175,020)	240,180	385,269	(135,571)	249,698
Distribution rights and other intellectual properties	78,738	(47,139)	31,599	72,510	(39,751)	32,759
	$1,209,115	$(587,440)	$621,675	$1,110,934	$(466,515)	$644,419
The estimated future amortization expense of purchased intangible assets as of the third quarter of fiscal 2013 was as follows:

(Dollars in thousands)
2013 (Remaining)	$41,591
2014	144,215
2015	131,956
2016	112,494
2017	90,632
Thereafter	100,787
Total	$621,675
Goodwill
The changes in the carrying amount of goodwill by operating segment for the first three quarters of fiscal 2013 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of fiscal year end 2012	$958,103	$68,684	$763,386	$25,526	$1,815,699
Additions due to acquisitions	76,894	9,315	32,770	—	118,979
Purchase price adjustments	(173)	—	(383)	35	(521)
Foreign currency translation adjustments	6,082	716	(1,470)	(615)	4,713
Balance as of the third quarter of fiscal 2013	$1,040,906	$78,715	$794,303	$24,946	$1,938,870

The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in fiscal 2012 and the first three quarters of fiscal 2013, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
NOTE 5. INVENTORIES
Inventories, net, consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2013	2012
(Dollars in thousands)
Raw materials	$79,153	$89,016
Work-in-process	6,543	6,658
Finished goods	155,813	144,855
Total inventories, net	$241,509	$240,529
Deferred costs of sales for the short-term deferral of hardware and related products are included within finished goods and were $13.0 million as of the third quarter of fiscal 2013 and $16.2 million as of fiscal year end 2012.
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

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Third Quarter of Fiscal 2013
Segment revenue	$310,611	$99,466	$113,570	$32,855	$556,502
Operating income	73,488	31,373	15,276	8,420	128,557
Depreciation expense	2,990	139	1,056	195	4,380
Third Quarter of Fiscal 2012
Segment revenue	$287,244	$102,993	$83,830	$30,696	$504,763
Operating income	68,451	36,021	8,218	5,684	118,374
Depreciation expense	2,586	127	792	206	3,711
First Three Quarters of Fiscal 2013
Segment revenue	$890,928	$362,811	$339,258	$95,909	$1,688,906
Operating income	183,301	134,271	42,284	21,419	381,275
Depreciation expense	8,838	426	3,393	582	13,239
First Three Quarters of Fiscal 2012
Segment revenue	$820,304	$373,863	$243,615	$86,808	$1,524,590
Operating income	168,001	145,005	21,200	12,936	347,142
Depreciation expense	7,663	383	2,301	651	10,998
As of the Third Quarter of Fiscal 2013
Accounts receivable	$198,499	$69,240	$71,949	$21,868	$361,556
Inventories	165,526	34,692	26,315	14,976	241,509
Goodwill	1,040,906	78,715	794,303	24,946	1,938,870
As of Fiscal Year End 2012
Accounts receivable	$171,580	$71,465	$59,720	$20,712	$323,477
Inventories	148,241	44,738	30,598	16,952	240,529
Goodwill	958,103	68,684	763,386	25,526	1,815,699
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Third Quarter of		First Three Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Consolidated segment operating income	$128,557	$118,374	$381,275	$347,142
Unallocated corporate expense	(21,019)	(21,660)	(66,886)	(61,203)
Amortization of purchased intangible assets	(41,618)	(31,440)	(120,713)	(89,315)
Acquisition costs	(2,891)	(1,804)	(9,285)	(14,385)
Consolidated operating income	63,029	63,470	184,391	182,239
Non-operating income, net	483	3,352	2,181	8,201
Consolidated income before taxes	$63,512	$66,822	$186,572	$190,440
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and restructuring costs.
NOTE 7. DEBT, COMMITMENTS AND CONTINGENCIES
Debt consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2013	2012
(Dollars in thousands)
Credit Facilities:
Term loan	$673,750	$700,000
Revolving credit facility	127,000	208,000
Promissory notes and other debt	8,314	3,158
Total debt	809,064	911,158
Less current portion of long-term debt	105,202	38,092
Non-current portion	$703,862	$873,066
Credit Facilities
On November 21, 2012, the Company entered into an amended and restated credit agreement with a group of lenders (the “2012 Credit Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.4 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Subject to the terms of the 2012 Credit Facility, the revolving loan facility and the term loan facility may be increased by $300.0 million in the aggregate. The Company also has two $75 million uncommitted revolving loan facilities (the “Uncommitted Facilities”), which are callable by the bank at any time and have no covenants. The interest rate is 0.9% to 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company.
As of the third quarter of fiscal 2013, total debt was comprised primarily of a term loan of $673.8 million and a revolving credit line of $65.0 million under the 2012 Credit Facility and a revolving credit line of $62.0 million under the Uncommitted Facilities. Of the total outstanding balance, $638.8 million of the term loan and the $65.0 million revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet.
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
The 2012 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2012 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2012 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2012 Credit Facility) to (b) interest expenses for the most recently ended period of four fiscal quarters of not less than 3.00 to 1. The Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness to (y) EBITDA (as defined in the 2012 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3 to 1; provided, that on the completion of a material acquisition, the Company may increase the ratio by 0.25 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters.
The Company was in compliance with these restrictive covenants as of the third quarter of fiscal 2013.
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
The weighted average interest rate on the current portion of the long-term debt outstanding under the 2012 Credit Facility and Uncommitted Facilities was 1.32% and 1.96% at the end of the third quarter of fiscal 2013 and fiscal year end 2012, respectively. The interest rate on the non-current debt outstanding under the 2012 Credit Facility was 1.70% and 1.96% at the end of the third quarter of fiscal 2013 and fiscal year end 2012, respectively.
Promissory Notes and Other Debt
As of the third quarter of fiscal 2013 and fiscal year end 2012, the Company had promissory notes and other debt totaling approximately $8.3 million and $3.2 million, respectively, of which $0.1 million for both periods was classified as long-term in the Condensed Consolidated Balance Sheet.
Leases and Other Commitments
The estimated future minimum operating lease commitments as of the third quarter of fiscal 2013 are as follows (dollars in thousands):

2013 (Remaining)	$8,132
2014	24,049
2015	20,722
2016	14,165
2017	10,988
Thereafter	15,205
Total	$93,261
As of the third quarter of fiscal 2013, the Company had unconditional purchase obligations of approximately $109.6 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
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

	Fair Values as of the Third Quarter of Fiscal 2013				Fair Values as of Fiscal Year End 2012
(Dollars in thousands)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$2	$—	$—	$2	$2	$—	$—	$2
Deferred compensation plan assets (2)	15,746	—	—	15,746	12,875	—	—	12,875
Derivative assets (3)	—	750	—	750	—	343	—	343
Total	$15,748	$750	$—	$16,498	$12,877	$343	$—	$13,220
Liabilities
Deferred compensation plan liabilities (2)	$15,746	$—	$—	$15,746	$12,875	$—	$—	$12,875
Derivative liabilities (3)	—	1,315	—	1,315	—	420	—	420
Contingent consideration liabilities (4)	—	—	899	899	—	—	2,235	2,235
Total	$15,746	$1,315	$899	$17,960	$12,875	$420	$2,235	$15,530

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

(4)
Contingent consideration liabilities represents arrangements to pay the former owners of certain companies the Company acquired. The undiscounted maximum payment under the arrangements is $6.6 million at the end of the third quarter of fiscal 2013, based on estimated future revenues or gross margins. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	Third Quarter of Fiscal 2013		Fiscal Year End 2012
(Dollars in thousands)
Assets:
Cash and cash equivalents	$115,257	$115,257	$157,771	$157,771
Restricted cash	6,696	6,696	—	—
Forward foreign currency exchange contracts	750	750	343	343
Liabilities:
Credit facilities	$800,750	$800,750	$908,000	$908,000
Forward foreign currency exchange contracts	1,315	1,315	420	420
Promissory notes and other debt	8,314	8,314	3,158	3,158

The restricted cash balance as of the third quarter of fiscal 2013 represents funds placed in restricted accounts and unavailable for operating activities. The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate. The fair values do not give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.
NOTE 9. PRODUCT WARRANTIES
The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs and costs incurred by third parties performing work on the Company’s behalf. The Company’s expected future costs are primarily estimated based upon historical trends in the volume of product returns within the warranty period and the costs to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 12 months to 48 months.
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
Changes in the Company’s product warranty liability during the first three quarters of fiscal 2013 are as follows:

(Dollars in thousands)
Balance as of fiscal year end 2012	$17,066
Acquired warranties	83
Accruals for warranties issued	15,489
Changes in estimates	402
Warranty settlements (in cash or in kind)	(15,585)
Balance as of the third quarter of fiscal 2013	$17,455
NOTE 10. EARNINGS PER SHARE
Basic earnings per share is computed by dividing Net income attributable to Trimble Navigation Ltd. by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing Net income attributable to Trimble Navigation Ltd. by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
The following table shows the computation of basic and diluted earnings per share:

	Third Quarter of		First Three Quarters of
	2013	2012	2013	2012
(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$54,469	$53,364	$158,858	$157,874
Denominator:
Weighted average number of common shares used in basic earnings per share	257,037	251,742	256,135	250,404
Effect of dilutive securities	4,100	5,016	4,529	5,884
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	261,137	256,758	260,664	256,288
Basic earnings per share	$0.21	$0.21	$0.62	$0.63
Diluted earnings per share	$0.21	$0.21	$0.61	$0.62
For the third quarter of fiscal 2013 and 2012, the Company excluded 3.5 million and 5.2 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive. For the first three quarters of fiscal 2013 and 2012, the Company excluded 3.0 million and 4.6 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 11. INCOME TAXES
In the third quarter of fiscal 2013, the Company’s effective income tax rate was 14% as compared to 19% in the corresponding period in 2012, primarily due to differences in the geographic mix of pretax income and the reinstatement of the federal R&D credit. In the first three quarters of fiscal 2013, the Company’s effective income tax rate was 15% as compared to 18% in the corresponding period in 2012 due to the same reasons mentioned above.
The Company's effective tax rates for the third quarter of fiscal years 2013 and 2012 are lower than the U.S. federal statutory rate of 35% primarily due to the reinstatement of the federal R&D credit in 2013 and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. The Company has not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
The Company and its subsidiaries are subject to U.S. federal and state, and foreign income tax. The Company is currently in different stages of multiple year examinations by the Internal Revenue Service as well as various state and foreign taxing authorities. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits as of September 27, 2013 will materially change in the next twelve months.
The unrecognized tax benefits of $44.2 million and $35.2 million as of the third quarter of fiscal 2013 and fiscal year end 2012, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties as of the third quarter of fiscal 2013 and fiscal year end 2012, of $3.5 million and $2.9 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the Company’s significant accounting polices during the first three quarters of fiscal 2013 from those disclosed in the Company’s 2012 Form 10-K.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that will generally require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Condensed Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Trimble will be required to adopt this new standard on a prospective basis in the first quarter of fiscal 2014; however, early adoption is permitted as is a retrospective application.  We will reflect the impact of these amendments beginning in the first quarter of fiscal 2014. We do not anticipate a material impact on our condensed consolidated financial statements as a result of this change.
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
We continue to execute our strategy with a series of actions across new and existing markets:
Reinforcing our position in new and existing markets
In our Engineering and Construction Segment, the Trimble Connected Site portfolio of solutions expanded during the quarter with the release of TirePulse Tire Monitoring System which, combined with VisionLink version 2.8, provides automatic tire pressure and temperature monitoring directly to the fleet manager via a wireless communications link, enhancing safety, productivity and reduced downtime costs. The Trimble LOADRITE X2350 Payload Management System for excavators provides benefits to the contractor by enabling trucks to be loaded with the correct amount of material at the point of loading by the excavator, reducing waste due to under-loaded trucks, or potential fines and safety hazards due to over-loaded trucks. The Trimble portfolio of solutions across the Design-Build-Operate (DBO) lifecycle for the construction, maintenance and operation of buildings was further enhanced during the third quarter with the release of several software products, including WinEst 15.0, Modelogix 3.2, Prolog 9.6.1, Proliance 5.5 and Vico Office 4.2. Together, these products provide for streamlined data integration and data flow across work processes that span planning, tracking, and the measurement of cost and work parameters before, during and after construction. The release of Trimble AutoBid Mechanical 2013 v2 product to improve bid accuracy to the piping and plumbing contracting industry incorporates the Tra-Ser product and pricing service from our second quarter acquisition of Trade Service.
The Trimble MX2 mobile spatial imaging system incorporates precision GNSS and inertial positioning with precision 3D laser scanning and digital imaging into a vehicle-mounted 3D mobile mapping system capable of producing accurate 3D models of cities, roads, utility assets, mine sites, environmentally sensitive locations and other features, directly from a moving vehicle. The release of software products eCognition 8.9 and Trident 6.0 provide users of these 3D mobile mapping models new capabilities in rapid transformation of data into geospatial intelligence and in automated information extraction, allowing customers to reduce project time and cost through automation. The launch of the new Trimble Tablet and Juno T41 products provide updates to the portfolio of rugged outdoor computing products, designed to offer endurance in extreme outdoor conditions combined with powerful computing, communications and state-of-the-art user interface capabilities.
In our Field Solutions Segment, we acquired the assets of RainWave, LLC and Hydro-Engineering Solutions, LLC, which will help extend the monitoring and reporting capabilities of the Trimble Connected Farm™ solution, while also enhancing our expertise in water management. The acquisition of RainWave’s assets further strengthens the Connected Farm solution by adding a rainfall monitoring and reporting tool, accessible through the Connected Farm dashboard, enabling farmers to make informed decisions based on the latest data. Through the acquisition of Hydro-Engineering’s services, we can provide stronger watershed analysis to help farmers create better water management plans for their fields. Our acquisition of the assets of privately-held IQ Irrigation of Christchurch, New Zealand provides a hardware and software solution for controlling linear and pivot irrigation systems, enabling farmers to apply the right amount of water in the right place based on crop requirements and optimize water usage. During the quarter, we also launched the Connected Farm dashboard which provides one centralized location for farmers to view key information impacting their operations, enabling them to make better daily decisions based on the latest data. The Connected Farm Fleet application enables managers in agricultural operations to track the current and historical location of vehicles, analyze vehicle and work status and receive other alerts or reports, all from a mobile device such as a smartphone or tablet. The application is made available on the Apple App Store© and Google Play™ Store for iOS and Android devices.
Our Field Service Management Division announced the release of our next-generation Work Management solution, a cloud-based software to enhance the productivity of mobile workforces through intelligent scheduling tools and state-of-the-art performance analytics. Our commercial relationship with DriveWyze will make available hands-free delivery of a weigh station bypass service to PeopleNet customers, enabling improved efficiency and safety. Another commercial partnering arrangement with SafeKey enables PeopleNet to offer asset protection and driver well-being capabilities, helping fleet owners to reduce the risk of cargo or vehicle theft, while also enhancing the safety of drivers. Integration with McLeod Software’s LoadMaster LTL or less-than-truckload solutions will streamline processes for customers using both the PeopleNet and LoadMaster LTL solutions.
Bringing existing technology to new markets
During the third quarter, we announced an agreement with Rajant Corporation, under which we will offer Rajant’s wireless networking solutions as part of the Trimble mining portfolio. The solution integrates with existing Trimble technologies and solutions for mine productivity and safety. The product is initially offered through Trimble’s subsidiary in Chile, with work in progress to offer the product through Trimble’s partner network in Central and South America, Australia, Indonesia and Papua New Guinea. Our continued execution of our global SITECH distribution strategy resulted in the establishment of new SITECH Technology Dealers in Peru and the Baltic states of Estonia, Latvia and Lithuania, as well as new SITECH locations in the United States in Idaho, Eastern Oregon, Eastern Washington and Western Montana.

Representing both geographic expansion and expansion into new applications, we announced during the quarter that Eco2 Ltd of the U.K. will be implementing a forestry bioenergy solution from Trimble company Cengea, This Cengea solution will be used to manage Eco2’s supply chain operations for its state-of-the-art, straw-fired renewable energy plant in Lincolnshire in England. PeopleNet also announced during the quarter that it will be the first telematics provider to support the use of vehicles using Compressed Natural Gas (CNG) and Liquid Natural Gas (LNG) fuels, providing reports and analytics to provide operators the ability to compare fuel efficiency across a mixed-vehicle fleet, to accurately determine the return on investment (ROI) of moving from diesel to natural gas and to preserve the integrity of driver incentive programs based on performance.
RECENT BUSINESS DEVELOPMENTS
The following companies or business assets were acquired during the twelve months ended September 27, 2013 and are combined in our results of operations since the date of acquisition:
IQ Irrigation Assets
On August 30, 2013, we acquired the assets of privately-held IQ Irrigation of Christchurch, New Zealand. IQ Irrigation is a provider of a hardware and software solution for controlling linear and pivot irrigation systems. IQ Irrigation' performance is reported under our Field Solutions business segment.
RainWave and Hydro-Engineering
On August 23, 2013, we acquired the assets of privately-held RainWave, LLC and Hydro-Engineering Solutions, LLC of Auburn, Alabama. RainWave provides precipitation monitoring services for agribusinesses, construction and engineering, government and consumer industries. Hydro-Engineering Solutions is a civil engineering company that specializes in hydrology and hydraulics. RainWave and Hydro-Engineering' performance is reported under our Field Solutions business segment.
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
Penmap Software
On January 11, 2013, we acquired a suite of software solutions from Penmap.com Ltd. of Bradford, United Kingdom. Penmap.com's solutions include both office and field data collection software specifically designed for the cadastral and surveying markets. Penmap Software’s performance is reported under our Engineering and Construction business segment.
ALK Technologies
On December 31, 2012, we acquired privately-held ALK Technologies Inc. of of Princeton, New Jersey, a provider of routing, mapping, mileage and navigation technologies. ALK’s performance is reported under our Mobile Solutions business segment.
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

	Third Quarter of		First Three Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Revenue:
Product	$401,565	$386,902	$1,240,232	$1,187,638
Service	85,521	64,237	251,628	185,262
Subscription	69,416	53,624	197,046	151,690
Total revenue	556,502	504,763	1,688,906	1,524,590
Gross margin	$295,053	$262,868	$884,368	$789,713
Gross margin %	53.0%	52.1%	52.4%	51.8%
Operating income	$63,029	$63,470	$184,391	$182,239
Operating income %	11.3%	12.6%	10.9%	12.0%
Revenue
In the third quarter of fiscal 2013, total revenue increased by $51.7 million or 10%, as compared to the third quarter of fiscal 2012. Of this increase, product revenue increased $14.7 million, or 4%, service revenue increased $21.3 million or 33%, and subscription revenue increased $15.8 million or 29%. In the first three quarters of fiscal 2013, total revenue increased by $164.3 million or 11%, as compared to the first three quarters of fiscal 2012. Of this increase, product revenue increased $52.6 million or 4%, service revenue increased $66.4 million or 36%, and subscription revenue increased $45.4 million or 30%.
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
On a segment basis, Engineering and Construction revenue for the third quarter of fiscal 2013 increased $23.4 million, or 8%, Mobile Solutions increased $29.7 million or 35%, Advanced Devices increased $2.2 million or 7%, and Field Solutions decreased $3.5 million or 3%, as compared to the third quarter of fiscal 2012. Engineering and Construction revenue for the first three quarters of fiscal 2013 increased $70.6 million or 9%, Mobile Solutions increased $95.6 million or 39%, Advanced Devices increased $9.1 million or 10%, and Field Solutions decreased $11.1 million or 3%, as compared to the corresponding period of fiscal 2012.
Revenue growth within Engineering and Construction was driven by growth due to global sales of building construction, heavy highway and survey products, in both the U.S. and Europe, including Russia. Mobile Solutions increased due to the acquisition of TMW which was not applicable in the prior period, as well as organic growth in the transportation and logistics market. Advanced Devices revenue increased primarily due to stronger sales of RFID product solutions. Field Solutions revenue decreased slightly due to a decline in GIS markets which continued to be impacted by the pullback of government funding sources, particularly in the U.S.

Gross Margin
Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $32.2 million for the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, and increased by $94.7 million for the first three quarters of fiscal 2013, as compared to the first three quarters of fiscal 2012. The increase was primarily due to increased sales in Engineering and Construction and Mobile Solutions. Gross margin as a percentage of total revenue for the third quarter of fiscal 2013 was 53.0%, as compared to 52.1% for the third quarter of fiscal 2012, and was 52.4% for the first three quarters of fiscal 2013, as compared to 51.8% for the first three quarters of fiscal 2012. The increase was primarily due to an increase in sales of higher margin products, primarily software, maintenance, and subscription revenue, due to organic growth as well as the TMW acquisition, which were partially offset by higher amortization of purchased intangible assets.
Operating Income
Operating income decreased by $0.4 million for the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, and increased by $2.2 million for the first three quarters of fiscal 2013, as compared to the first three quarters of fiscal 2012. Operating income as a percentage of total revenue was 11.3% for the third quarter of fiscal 2013, as compared to 12.6% for the third quarter of fiscal 2012, and was 10.9% for the first three quarters of fiscal 2013, as compared to 12.0% for the first three quarters of fiscal 2012.
The slight decrease in operating income in the third quarter was primarily driven by an increase in operating expenses, including higher amortization of purchase intangible assets, largely offset by higher revenue and gross margin expansion. The increase in operating income in the first three quarters was primarily driven by higher revenue and gross margin expansion, partially offset by higher amortization of purchased intangible assets. The decrease in operating income percentage was primarily driven by higher amortization of purchased intangible assets, offset by higher revenue and product mix, primarily due to higher margin software and subscription revenue.
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
The following table is a summary of revenue and operating income by segment:

	Third Quarter of		First Three Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Engineering and Construction
Revenue	$310,611	$287,244	$890,928	$820,304
Segment revenue as a percent of total revenue	56%	57%	53%	54%
Operating income	$73,488	$68,451	$183,301	$168,001
Operating income as a percent of segment revenue	24%	24%	21%	20%
Field Solutions
Revenue	$99,466	$102,993	$362,811	$373,863
Segment revenue as a percent of total revenue	18%	20%	21%	24%
Operating income	$31,373	$36,021	$134,271	$145,005
Operating income as a percent of segment revenue	32%	35%	37%	39%
Mobile Solutions
Revenue	$113,570	$83,830	$339,258	$243,615
Segment revenue as a percent of total revenue	20%	17%	20%	16%
Operating income	$15,276	8,218	$42,284	21,200
Operating income as a percent of segment revenue	13%	10%	12%	9%
Advanced Devices
Revenue	$32,855	$30,696	$95,909	$86,808
Segment revenue as a percent of total revenue	6%	6%	6%	6%
Operating income	$8,420	$5,684	$21,419	$12,936
Operating income as a percent of segment revenue	26%	19%	22%	15%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Third Quarter of		First Three Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Consolidated segment operating income	$128,557	$118,374	$381,275	$347,142
Unallocated corporate expense	(21,019)	(21,660)	(66,886)	(61,203)
Amortization of purchased intangible assets	(41,618)	(31,440)	(120,713)	(89,315)
Acquisition costs	(2,891)	(1,804)	(9,285)	(14,385)
Consolidated operating income	63,029	63,470	184,391	182,239
Non-operating income, net	483	3,352	2,181	8,201
Consolidated income before taxes	$63,512	$66,822	$186,572	$190,440
Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges and restructuring costs.
Engineering and Construction
Engineering and Construction revenue increased by $23.4 million or 8% and $70.6 million or 9% for the third quarter and the first three quarters of fiscal 2013, respectively, as compared to the corresponding periods in fiscal 2012. Segment operating income increased $5.0 million or 7% and $15.3 million or 9% for the third quarter and the first three quarters of fiscal 2013, as compared to the corresponding periods in fiscal 2012.
Revenue growth for the third quarter and the first three quarters of fiscal 2013 was driven by acquisition revenue as well as continued organic growth due to global sales of building construction, heavy highway and survey products, primarily in the U.S. and Europe, including Russia. Although negatively impacted by U.S. budgetary constraints, continued improvements in the residential and commercial construction market, acquisitions, and new product introductions, including revived growth in Survey instruments due to an expanded product portfolio, led to growth in North America. Additionally, building construction and heavy highway sales were up in Europe. Segment operating income increased primarily due to higher revenue and product mix, including higher software and subscription revenue.
Field Solutions
Field Solutions revenue decreased by $3.5 million or 3% and $11.1 million or 3% for the third quarter and the first three quarters of fiscal 2013, respectively, as compared to the corresponding periods in fiscal 2012. Segment operating income decreased $4.6 million or 13% and $10.7 million or 7% for the third quarter and the first three quarters of fiscal 2013, as compared to the corresponding periods in fiscal 2012.
Field Solution revenue decreased for the third quarter and first three quarters of fiscal 2013, primarily due to a decline in GIS markets which continued to be impacted by the pullback of government funding sources, particularly in the U.S. Agriculture was up over the prior year. Weather conditions in the first half of the year, particularly in the U.S. resulted in slower than anticipated agriculture sales, however sales were up in the third quarter, with particular growth in Europe. Segment operating income decreased due to reduced operating leverage in GIS.
Mobile Solutions
Mobile Solutions revenue increased by $29.7 million or 35% and $95.6 million or 39% for the third quarter and the first three quarters of fiscal 2013, respectively, as compared to the corresponding periods in fiscal 2012. Segment operating income increased by $7.1 million or 86% and $21.1 million or 99% for the third quarter and the first three quarters of fiscal 2013, as compared to the corresponding periods in fiscal 2012.
Mobile Solutions revenue increased for the third quarter and the first three quarters of fiscal 2013, primarily due to the acquisition of TMW which was not applicable in the prior period, as well as continued organic growth in the transportation and logistics market. The majority of the sales are in the U.S. Operating income increased due to increased revenue and product mix, including higher software, maintenance and subscription revenue.
Advanced Devices
Advanced Devices revenue increased by $2.2 million or 7% and $9.1 million or 10% for the third quarter and the first three quarters of fiscal 2013, respectively, as compared to the corresponding periods in fiscal 2012. Segment operating income increased by $2.7 million or 48% and $8.5 million or 66% for the third quarter and the first three quarters of fiscal 2013, as compared to the corresponding periods in fiscal 2012.
The increase in revenue and operating income for the third quarter and the first three quarters of fiscal 2013 was due to increased sales of high margin RFID solutions.
Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Third Quarter of		First Three Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Research and development	71,622	61,181	221,785	185,721
Percentage of revenue	13%	12%	13%	12%
Sales and marketing	85,507	76,481	254,437	230,094
Percentage of revenue	15%	15%	15%	15%
General and administrative	53,648	45,723	158,378	142,595
Percentage of revenue	10%	9%	10%	10%
Total	210,777	183,385	634,600	558,410
Percentage of revenue	38%	36%	38%	37%
Overall, R&D, S&M and G&A expense increased by approximately $27.4 million and $76.2 million for the third quarter and the first three quarters of fiscal 2013, as compared to the corresponding periods in fiscal 2012.

Research and development expense increased by $10.4 million and $36.1 million for the third quarter and the first three quarters of fiscal 2013, respectively, as compared to the corresponding periods of fiscal 2012. Research and development spending overall was at approximately 13% of revenue in both the third quarter and the first three quarters of fiscal 2013, as compared to 12% of revenue in the corresponding periods of fiscal 2012. The cost of software developed for external sale subsequent to reaching technical feasibility was not considered material and was expensed as incurred.
The increase in R&D expense in the third quarter of fiscal 2013, as compared to the corresponding period of fiscal 2012 was primarily due to the inclusion of expense of $8.9 million from acquisitions not applicable in the prior corresponding period, a $1.2 million increase in compensation related expense due to headcount increases, a $0.5 million increase due to unfavorable foreign currency exchange rates, partially offset by $0.2 million decrease in other expense.
The increase in R&D expense in the first three quarters of fiscal 2013, as compared to the corresponding period in fiscal 2012 was primarily due to the inclusion of expense of $27.9 million from acquisitions not applicable in the prior corresponding period, a $6.2 million increase in compensation related expense, a $1.2 million increase due to unfavorable foreign currency exchange rates and a $0.8 million increase in other expense.
* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense increased by $9.0 million and $24.3 million for the third quarter and the first three quarters of fiscal 2013, respectively, as compared to the corresponding periods of fiscal 2012. Sales and marketing spending overall was at approximately 15% of revenue in both the third quarter and the first three quarters of fiscal 2013 and 2012.
The increase in Sales and marketing expense in the third quarter of fiscal 2013, as compared to the corresponding period of fiscal 2012 was primarily due to the inclusion of expense of $7.3 million from acquisitions not applicable in the prior period and a $1.0 million increase in compensation related expense, a $0.4 million increase due to unfavorable foreign currency exchange rates and a $0.3 million increase in other expense.
The increase in Sales and marketing expense in the first three quarters of fiscal 2013, as compared to the corresponding period in fiscal 2012 was primarily due to the inclusion of expense of $21.2 million from acquisitions not applicable in the prior corresponding period, a $1.9 million increase in compensation related expense, and a $0.7 million increase due to unfavorable foreign currency exchange rates and a $0.5 million increase in other expense.
* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.
General and administrative expense increased by $7.9 million and $15.8 million for the third quarter and the first three quarters of fiscal 2013, respectively, as compared to the corresponding periods of fiscal 2012. General and administrative spending overall was at approximately 10% of revenue in both the third quarter and the first three quarters of fiscal 2013, as compared to 9% of revenue in the third quarter of fiscal 2012 and 10% of revenue in the first three quarters of fiscal 2012.
The increase in G&A expenses in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012 was primarily due to the inclusion of expense of $6.9 million from acquisitions not applicable in the third quarter of fiscal 2012, a $1.1 million increase in merger and acquisition costs and a $0.9 million increase in bad debt expense, partially offset by $1.0 million decrease in other expense.
The increase in G&A expenses in the first three quarters of fiscal 2013, as compared to the corresponding period in fiscal 2012 was primarily due to the inclusion of expense of $20.4 million from acquisitions not applicable in the prior corresponding period, a $0.1 million increase due to unfavorable foreign currency exchange rates, partially offset by a decrease of $3.5 million in merger and acquisition costs, a $0.6 million decrease in compensation related expense, a $0.3 million decrease in bad debt expense and a $0.3 million decrease in other expense.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $41.6 million in the third quarter of fiscal 2013, as compared to $31.4 million in the third quarter of fiscal 2012. Of the total $41.6 million in the third quarter of fiscal 2013, $21.2 million is presented as a separate line within Operating expense and $20.4 million is presented as a separate line within Cost of sales on our Condensed Consolidated Statements of Income. The increase was due to acquisitions not included in the third quarter of fiscal 2012. As of the third quarter of fiscal 2013, future amortization of intangible assets is expected to be $41.6 million during the remaining one quarter of fiscal 2013, $144.2 million during 2014, $132.0 million during 2015, $112.5 million during 2016, $90.6 million during 2017 and $100.8 million thereafter.

Non-operating Income, Net
The components of non-operating income, net, were as follows:

	Third Quarter of		First Three Quarters of
	2013	2012	2013	2012
(Dollars in thousands)
Interest expense, net	(4,122)	(3,925)	(13,448)	(11,561)
Foreign currency transaction gain (loss)	(157)	174	(1,126)	(1,843)
Income from equity method investments, net	4,494	6,453	15,908	19,708
Other income, net	268	650	847	1,897
Total non-operating income, net	$483	$3,352	$2,181	$8,201
Non-operating income, net decrease $2.9 million for the third quarter and decreased $6.0 million for the first three quarters of fiscal 2013, respectively, as compared to the corresponding periods in fiscal 2012. The decrease for the third quarter of fiscal 2013 was primarily due to lower profitability from joint ventures, a decrease in other income resulting from fair value adjustments to earn-out liabilities as well as foreign currency fluctuations associated with hedging. The decrease for the first three quarters of fiscal 2013 was primarily due to lower profitability from the CTCT joint venture, an increase in interest expense from an increase in debt associated with acquisitions, a decrease in other income resulting from fair value adjustments to earn-out liabilities as well as foreign currency fluctuations associated with hedging.
Income Tax Provision
Our effective income tax rate for the third quarter of fiscal 2013 was 14%, as compared to 19% in the corresponding period in 2012, primarily due to differences in the geographic mix of pretax income and the reinstatement of the federal R&D credit. In the first three quarters of fiscal 2013, our effective income tax rate was 15% as compared to 18% in the corresponding period in 2012 due to the same reasons mentioned above.
Our effective tax rates for the third quarter of fiscal years 2013 and 2012 are lower than the U.S. federal statutory rate of 35% primarily due to the reinstatement of the federal R&D credit in 2013 and favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. We have not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the third quarter of fiscal 2013 and fiscal year end 2012.
LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter of	Fiscal Year End
As of	2013	2012
(Dollars in thousands)
Cash and cash equivalents	$115,257	$157,771
Total debt	809,064	911,158
	First Three Quarters of
	2013	2012
(Dollars in thousands)
Cash provided by operating activities	$278,408	$243,894
Cash used in investing activities	(256,408)	(387,962)
Cash provided by (used in) financing activities	(62,395)	131,309
Effect of exchange rate changes on cash and cash equivalents	(2,119)	(22)
Net decrease in cash and cash equivalents	$(42,514)	$(12,781)

Cash and Cash Equivalents
As of the third quarter of fiscal 2013, cash and cash equivalents totaled $115.3 million as compared to $157.8 million as of fiscal year end 2012. Debt was $809.1 million as of the third quarter of fiscal 2013, as compared to $911.2 million as of fiscal year end 2012.
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
Operating Activities
Cash provided by operating activities was $278.4 million for the first three quarters of fiscal 2013, as compared to $243.9 million for the first three quarters of fiscal 2012. The increase of $34.5 million was primarily driven by an increase in net income before non-cash depreciation and amortization and an increase in deferred revenue, partially offset by an increase in accounts receivable, and a decrease in accounts payable.
Investing Activities
Cash used in investing activities was $256.4 million for the first three quarters of fiscal 2013, as compared to $388.0 million for the first three quarters of fiscal 2012. The decrease of $131.6 million was due to lower cash requirements for business acquisitions.
Financing Activities
Cash used by financing activities was $62.4 million for the first three quarters of fiscal 2013, as compared to cash provided of $131.3 million for the first three quarters of fiscal 2012. The decrease of $193.7 million was primarily due to a decrease in proceeds from credit facilities, net of repayments, for business acquisitions.
Accounts Receivable and Inventory Metrics

	Third Quarter of	Fiscal Year End
As of	2013	2012
Accounts receivable days sales outstanding	59	57
Inventory turns per year	4.1	4.1

Accounts receivable days sales outstanding were 59 days as of the end of the third quarter of fiscal 2013, as compared to 57 days as of the end of fiscal 2012. The increase in DSO was primarily due to non-linearity of sales within the quarter. Accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were both 4.1 as of the end of the third quarter of fiscal 2013 and the end of fiscal 2012. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
Repatriation of Foreign Earnings and Income Taxes
At the end of the third quarter of fiscal 2013, $92.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. taxes to repatriate these funds due to intercompany financing arrangements with our foreign subsidiaries. While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2012 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
Credit Facilities
On November 21, 2012, we entered into an amended and restated credit agreement with a group of lenders (the “2012 Credit Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.4 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Subject to the terms of the 2012 Credit Facility, the revolving loan facility and the term loan facility may be increased by $300.0 million in the aggregate. We also have two $75 million uncommitted revolving loan facilities (the “Uncommitted Facilities”), which are callable by the bank at any time and have no covenants. The interest rate is 0.9% to 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and us.
As of the third quarter of 2013, our total debt was comprised primarily of a term loan of $673.8 million and a revolving credit line of $65.0 million under the 2012 Credit Facility and a revolving credit line of $62.0 million under the Uncommitted Facilities. Of the total outstanding balance, $638.8 million of the term loan and $65.0 million of the revolving credit line are classified as long-term in the Condensed Consolidated Balance Sheet.
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
The 2012 Credit Facility contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2012 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2012 Credit

Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2012 Credit Facility) to (b) interest expenses for the most recently ended period of four fiscal quarters of not less than 3 to 1. We must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness to (y) EBITDA (as defined in the 2012 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3 to 1; provided, that on the completion of a material acquisition, we may increase the applicable ratio in the table below by 0.25 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters.
We were in compliance with these restrictive covenants as of the third quarter of fiscal 2013.
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
The weighted average interest rate on the current portion of our long-term debt outstanding under the 2012 Credit Facility and Uncommitted Facilities was 1.32% and 1.96% at the end of the third quarter of fiscal 2013 and fiscal year end 2012, respectively. The interest rate on our non-current debt outstanding under the 2012 Credit Facility was 1.70% and 1.96% at the end of the third quarter of fiscal 2013 and fiscal year end 2012, respectively.
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
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangible assets, stock-based compensation, litigation, and acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs, and acquisition bonus payments from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, litigation, and acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs, and acquisition bonus payments. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
Non-GAAP non-operating income, net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income, net excludes acquisition and divestiture (gains)/losses associated with unusual acquisition related items such as adjustments to the fair value of earn-out liabilities and gains or losses related to the acquisition or sale of certain businesses and investments. These (gains)/losses are specific to particular acquisitions and divestitures and vary significantly in amount and timing. Non-GAAP non-operating income, net also excludes a foreign exchange loss specifically associated with a hedge for one of our acquisitions. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.

Non-GAAP income tax provision
Non-GAAP items tax effected adjusts the provision for income taxes to reflect the effect of certain non-GAAP items on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in our non-GAAP presentation.
Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a foreign exchange loss from a hedge associated with one of our acquisitions, litigation, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a foreign exchange loss from a hedge associated with one of our acquisitions, litigation and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a foreign exchange loss from a hedge associated with one of our acquisitions, litigation, and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - ( J ) following the tables below.

(Dollars in thousands, except per share data)		Third Quarter of				First Three Quarters of
		2013		2012		2013		2012
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$295,053	53.0%	$262,868	52.1%	$884,368	52.4%	$789,713	51.8%
Restructuring	( A )	8	—%	60	—%	829	—%	139	—%
Amortization of purchased intangible assets	( B )	20,402	3.7%	15,728	3.1%	59,938	3.6%	42,145	2.8%
Stock-based compensation	( C )	609	0.1%	502	0.1%	1,816	0.1%	1,480	0.1%
Amortization of acquisition-related inventory step-up	( D )	378	0.1%	547	0.1%	1,505	0.1%	677	—%
Non-GAAP gross margin:		$316,450	56.9%	$279,705	54.4%	$948,456	56.2%	$834,154	54.7%

OPERATING EXPENSES:
GAAP operating expenses:		$232,024	41.7%	$199,398	39.5%	$699,977	41.4%	$607,474	39.8%
Restructuring	( A )	(31)	—%	(301)	(0.1)%	(4,602)	(0.3)%	(1,894)	(0.1)%
Amortization of purchased intangible assets	( B )	(21,216)	(3.9)%	(15,712)	(3.1)%	(60,775)	(3.6)%	(47,170)	(3.1)%
Stock-based compensation	( C )	(8,296)	(1.5)%	(7,182)	(1.3)%	(24,342)	(1.4)%	(22,148)	(1.5)%
Acquisition / divestiture items	( E )	(2,891)	(0.5)%	(1,804)	(0.4)%	(9,285)	(0.5)%	(14,385)	(0.9)%
Litigation	( G )	(1,335)	(0.2)%	—	—%	(1,335)	(0.1)%	—	—%
Non-GAAP operating expenses:		$198,255	35.6%	$174,399	34.6%	$599,638	35.5%	$521,877	34.2%
OPERATING INCOME:
GAAP operating income:		$63,029	11.3%	$63,470	12.6%	$184,391	10.9%	$182,239	12.0%
Restructuring	( A )	39	—%	361	0.1%	5,431	0.3%	2,033	0.1%
Amortization of purchased intangible assets	( B )	41,618	7.5%	31,440	6.2%	120,713	7.2%	89,315	5.9%
Stock-based compensation	( C )	8,905	1.6%	7,684	1.5%	26,158	1.5%	23,628	1.6%
Amortization of acquisition-related inventory step-up	( D )	378	0.1%	547	0.1%	1,505	0.1%	677	—%
Acquisition / divestiture items	( E )	2,891	0.5%	1,804	0.4%	9,285	0.6%	14,385	0.9%
Litigation	( G )	$1,335	0.2%	$—	—%	$1,335	0.1%	$—	—%
Non-GAAP operating income:		$118,195	21.2%	$105,306	20.9%	$348,818	20.7%	$312,277	20.5%
NON-OPERATING INCOME, NET:
GAAP non-operating income, net:		$483		$3,352		$2,181		$8,201
Acquisition / divestiture items	( E )	14		(334)		(846)		(447)
Foreign exchange loss associated with acquisitions	( F )	—		—		—		1,578
Non-GAAP non-operating income (loss), net:		$497		$3,018		$1,335		$9,332
			GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )
INCOME TAX PROVISION:
GAAP income tax provision:		$8,892	14%	$13,022	19%	$28,067	15%	$33,403	18%
Non-GAAP items tax effected:	( H )	7,725		8,088		24,062		22,873
Non-GAAP income tax provision:		$16,617	14%	$21,110	19%	$52,129	15%	$56,276	18%
NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$54,469		$53,364		158,858		157,874
Restructuring	( A )	39		361		5,431		2,033
Amortization of purchased intangible assets	( B )	41,618		31,440		120,713		89,315
Stock-based compensation	( C )	8,905		7,684		26,158		23,628
Amortization of acquisition-related inventory step-up	( D )	378		547		1,505		677
Acquisition / divestiture items	( E )	2,905		1,470		8,439		13,938

Foreign exchange loss associated with acquisitions	( F )	—	—	—	1,578
Litigation	( G )	1,335	—	1,335	—
Non-GAAP items tax affected	( H )	(7,725)	(8,088)	(24,062)	(22,873)
Non-GAAP net income attributable to Trimble Navigation Ltd.		$101,924	$86,778	$298,377	$266,170
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.21	$0.21	$0.61	$0.62
Restructuring	( A )	—	—	0.02	0.01
Amortization of purchased intangible assets	( B )	0.16	0.12	0.45	0.35
Stock-based compensation	( C )	0.03	0.03	0.10	0.09
Amortization of acquisition-related inventory step-up	( D )	—	—	0.01	—
Acquisition / divestiture items	( E )	0.01	0.01	0.03	0.05
Foreign exchange loss associated with acquisitions	( F )	—	—	—	0.01
Litigation	( G )	0.01	—	0.01	—
Non-GAAP items tax affected	( H )	(0.03)	(0.03)	(0.09)	(0.09)
Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.39	$0.34	$1.14	$1.04
OPERATING LEVERAGE:
Increase in non-GAAP operating income		$12,889	$32,317	$36,541	$88,859
Increase in revenue		$51,739	$87,330	$164,316	$315,695
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)		24.9%	37.0%	22.2%	28.1%

	Third Quarter of					First Three Quarters of
	2013			2012		2013		2012
(Dollars in thousands, except per share data)			% of Segment Revenue		% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:		$73,488	23.7%	$68,451	23.8%	$183,301	20.6%	$168,001	20.5%
Stock-based compensation	( J )	2,950	0.9%	2,675	1.0%	8,702	1.0%	8,730	1.0%
Non-GAAP operating income before corporate allocations:		$76,438	24.6%	$71,126	24.8%	$192,003	21.6%	$176,731	21.5%
Field Solutions
GAAP operating income before corporate allocations:		$31,373	31.5%	$36,021	35.0%	$134,271	37.0%	$145,005	38.8%
Stock-based compensation	( J )	714	0.8%	628	0.6%	2,258	0.6%	1,952	0.5%
Non-GAAP operating income before corporate allocations:		$32,087	32.3%	$36,649	35.6%	$136,529	37.6%	$146,957	39.3%
Mobile Solutions
GAAP operating income (loss) before corporate allocations:		$15,276	13.5%	$8,218	9.8%	$42,284	12.5%	$21,200	8.7%
Stock-based compensation	( J )	934	0.8%	682	0.8%	2,794	0.8%	1,710	0.7%
Non-GAAP operating income before corporate allocations:		$16,210	14.3%	$8,900	10.6%	$45,078	13.3%	$22,910	9.4%
Advanced Devices
GAAP operating income before corporate allocations:		$8,420	25.6%	$5,684	18.5%	$21,419	22.3%	$12,936	14.9%
Stock-based compensation	( J )	900	2.8%	544	1.8%	2,650	2.8%	1,716	2.0%
Non-GAAP operating income before corporate allocations:		$9,320	28.4%	$6,228	20.3%	$24,069	25.1%	$14,652	16.9%

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the third quarter and the first three quarters of fiscal 2013 and 2012, stock-based compensation was allocated as follows:

	Third Quarter of		First Three Quarters of
(Dollars in thousands)	2013	2012	2013	2012
Cost of sales	$609	$502	$1,816	$1,480
Research and development	1,265	1,163	3,644	3,869
Sales and Marketing	1,816	1,616	5,341	5,244
General and administrative	5,215	4,403	15,357	13,035
	$8,905	$7,684	$26,158	$23,628

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

E.
Acquisition / divestiture items. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs and acquisition bonus payments. Included in our GAAP presentation of non-operating income, net, acquisition / divestiture (gain)/loss includes unusual acquisition or divestiture related items such as adjustments to the fair value of earn-out liabilities and gains on divestitures of certain businesses and investments. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

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

G.
Litigation. This amount represents a settlement of litigation related to a pre-acquisition agreement with a contract manufacturer. We have excluded this litigation settlement cost from our non-GAAP measures because it is a non-recurring expense that is not indicative of our ongoing operating results. We further believe that excluding this item from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

H.
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items ( A ) - ( G ) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

I.
GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

J.
Stock-based compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance as it is a non-cash expense. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $3.4 million and $3.2 million for the third quarter of fiscal 2013 and 2012, respectively, and $9.8 million and $9.5 million for the first three quarters of fiscal 2013 and 2012, respectively.

Non-GAAP Operating Income
Non-GAAP operating income increased by $12.9 million for the third quarter of fiscal 2013, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 21.2% for the third quarter of fiscal 2013, as compared to 20.9% for the corresponding period in the prior year. Non-GAAP operating income increased by $36.5 million for the first three quarters of fiscal 2013, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 20.7% for the first three quarters of fiscal 2013, as compared to 20.5% for the corresponding period in the prior year. The increase in operating income for both the third quarter and first three quarters was primarily driven by higher revenue in Engineering and Construction and Mobile Solutions and gross margin expansion due to higher margin software, maintenance, and subscription revenue. The increase in operating income percentage for both the third quarter and first three quarters was primarily due to gross margin expansion, partially offset by higher operating expense associated with acquisitions.
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
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar and Canadian Dollar. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter and first three quarters of fiscal 2013, revenue was positively impacted by foreign currency exchange rates by $4.2 million and $6.8 million. The impact to operating income was immaterial.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Indian Rupee, Brazilian Real, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions.
Foreign currency forward contracts outstanding as of the third quarter of fiscal 2013 and fiscal year end 2012 are summarized as follows (in thousands):

	Third Quarter of Fiscal 2013		Fiscal Year End 2012
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(48,982)	$750	$(44,089)	$135
Sold	$70,106	$(1,315)	$58,628	$(212)
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On August 9, 2013, Harbinger Capital Partners, LLC and additional plaintiffs (“Plaintiffs”) filed a lawsuit against Deere & Co., Garmin International, Inc., the Company and two other defendants in the U.S. District Court in Manhattan in connection with Plaintiffs’ investment in LightSquared, Inc. (the “Harbinger Lawsuit.”). Plaintiffs allege, among other things, fraud and negligent misrepresentation, claiming that the defendants were aware of material facts that caused the Federal Communications Commission to take adverse action against LightSquared and failed to disclose those facts. Plaintiffs seek $1.9 billion in damages from the defendants. On November 1, 2013, LightSquared, Inc. and several related parties filed suit against the same defendants. Plaintiffs in this lawsuit assert similar state law claims to those made in the Harbinger Lawsuit, as well as additional claims, including breach of contract, and allege that LightSquared invested billions of dollars in reliance on the promises and representations of defendants. We believe that these lawsuits are without merit and will vigorously defend ourselves in these matters.

From time to time, we are also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or their property is subject.
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
ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 7, 2013. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2013. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2013. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2013. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2013. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ Julie Shepard
Julie Shepard
Interim Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: November 5, 2013

EXHIBIT INDEX
.

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 7, 2013. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2013. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2013. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2013. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2013. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.