Form 10-K
period 2014-01-03
TRIMBLE NAVIGATION LTD /CA/
filed 2014-02-25
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6.7 billion based on the closing price as reported on the NASDAQ Global Select Market. Shares of common stock held by each officer and director of the registrant have been excluded in that such person may be deemed to be an affiliate. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2014
Common stock, no par value	259,844,137 shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of Trimble Navigation Limited’s Proxy Statement relating to the annual meeting of stockholders to be held on May 8, 2014 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
2013 FORM 10-K ANNUAL REPORT

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

Our products are sold based on return on investment and frequently provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and compliance, and reduced environmental impact. Product examples include: equipment that automates large industrial equipment such as tractors and bulldozers; surveying instruments; integrated systems that track fleets of vehicles and workers and provide real-time information and powerful analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or farm; and building information modeling (BIM) software that is used throughout the design, build, and operation of buildings. We also manufacture components for in-vehicle navigation and telematics systems, and timing modules used in the synchronization of wireless networks.

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

We design, develop and market our own products. The majority of our software products are engineered and developed in-house, with some use of third party applications, modules or contract development. We also operate a few joint ventures in partnership with industry leaders, with which we develop certain products. Our manufacturing strategy includes a combination of in-house assembly and third-party subcontractors. Our global operations include major development, manufacturing, or logistics operations in the United States, Sweden, Finland, Germany, New Zealand, Canada, the United Kingdom, the Netherlands, China, and India. Products are typically sold through dealers, representatives, joint ventures, and other channels throughout the world, in more than 100 countries. These channels are supported by our own offices located in 35 countries around the world. We also sell products directly to end-users.

We began operations in 1978 and incorporated in California in 1981. Our common stock has been publicly traded on NASDAQ since 1990 under the symbol TRMB.

On March 20, 2013 we effected a 2-for-1 split of all outstanding shares of our Common Stock to shareholders of record on March 6, 2013. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.

Technology Overview
Broadly, our technological capabilities span the design, development and integration of hardware, software and communications systems. These capabilities include domain-specific application software development, real-time and embedded software development, analytics, development of sensor technologies and systems, including those used for geographic positioning or location, 1, 2 or 3D measurement, asset management, and the integration of real-time connectivity and communications. Our solutions typically integrate some combination of these technologies, in ways designed to specifically improve a work task or a work process within an industry.

Our capabilities in positioning and sensing technologies include high-precision satellite positioning using GNSS, systems, laser measurement, alignment and 3D scanning, optical measurement, metric digital imaging, inertial measurement technologies, and RF Identification (RFID) technologies. A significant portion of our revenue is derived from applying GNSS technology to terrestrial applications. GNSS includes the network of 24 orbiting U.S. GPS satellites, the Russian GLONASS radio navigation satellite system, as well as the European Community and Chinese radio navigation satellite systems under development. Our high precision GNSS products are based on proprietary receiver technology and, over time, advances in positioning, wireless communications, and information technologies have enabled us to add more capability to our products and thereby deliver more value to our users. One example is the Trimble® RTX™ service, which is delivered via satellite or wireless networks to enable users in many parts of the world to determine high accuracy positions using a single GNSS receiver. Our laser and optical products either measure distances and angles to provide a position in three dimensional space or are used as highly accurate laser references from which a position can be established. Laser scanning and optical imaging systems produce clouds of 3D points, or produce high resolution digital imagery from which accurate measurements can be made.

Our software and information technology solutions enable our customers to optimize their business processes and workflows, improve their productivity and data flow, and provide a host of novel features, collaboration possibilities and analytical capabilities. Our software products range from embedded real-time firmware, through field service and location oriented solutions on handheld and other small footprint devices, to scalable server-based solutions that integrate field data with large scale enterprise back-office applications. Our software capabilities also incorporate extensive 3-D modeling, analysis and design platforms, civil engineering alignment selection solutions, design and data preparation software, Building Information Modeling (BIM) software, cloud-based collaboration solutions, applications for advanced surveying and geospatial data collection and analysis, as well as a large suite of domain-specific software applications used across a host of industries including agriculture, construction, utilities, transportation and natural resources. These software solutions are built on configurable and enterprise grade scalable platforms that can be tailored to the workflows that our customers follow to implement their customized business processes. We complement our core offerings with other elective software products that are delivered as either licensed software or in a hosted environment using the SaaS model. Our mobile resource management suite of products is an example of a subscription-based SaaS offering. Our software products, whether they run on a mobile device, on a backend server behind the firewall, in our hosting center, or in the desktop environment, allow our customers to improve their productivity, gain insight into their projects and operations, enhance their decision making and to gain maximum benefit from a broad range of other Trimble products and systems.

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

•
Distribution channels to best access our markets - We select distribution channels that best serve the needs of individual markets. These channels can include independent dealers, joint ventures, OEM sales, distribution alliances with key partners as well as direct sales to end-users. We view international expansion as an important element of our strategy and continue to develop international channels.

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

In the planning, design, construction and operation/maintenance of civil infrastructure such as roads, railways, airports, land management, power plants and transmission lines, our solutions are used across the entire project lifecycle to improve productivity, reduce waste and re-work, and enable more informed decision making through enhanced situational awareness, data flow and project collaboration. At the same time, our solutions can improve worker safety and reduce environmental impact. Our suite of integrated solutions and technologies in this area includes field and office software for optimized route selection and design, systems to automatically guide and control construction equipment such as bulldozers, graders and paving equipment, systems to monitor, track and manage assets, equipment and workers, and software to facilitate the sharing and communication of data in real time. Together, these solutions are designed to transform how work is done within the civil engineering industry.

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

To bolster the software solutions we provide to the Connected Site, we formed a joint venture with Caterpillar in October of 2008, called VirtualSite Solutions (VSS). VSS develops software for fleet management and connected worksite solutions. Its initial products are subscription-based software solutions that include asset management and machine diagnostics capabilities. VSS solutions, as part of the Connected Site portfolio, are being sold through a world-wide independent dealer channel under the name of SITECH. A separate joint venture with Caterpillar, Caterpillar-Trimble Control Technologies (CTCT) was formed in 2002 to develop the next generation of advanced electronic guidance and control products for earthmoving machines. The joint venture develops machine control and guidance products that use site design information combined with accurate positioning technology to automatically control dozer blades and other machine tools. The joint venture supplies both Trimble and Caterpillar, who each market, distribute, service and support the products using both companies' independent distribution channels. Caterpillar generally offers products as a factory-installed option, while Trimble continues to address the aftermarket with products for earthmoving machines from Caterpillar and other equipment manufacturers. Effective in January 2014, Caterpillar and Trimble amended the joint ventures and related agreements between the parties to expand the range of productivity applications and services the companies will provide, and to support development of comprehensive unified fleet solutions for the construction industry.

Our portfolio of solutions for the commercial, industrial and residential building industry spans the entire Design-Build-Operate lifecycle of a building and is used by architects, designers, general contractors, sub-contractors, trades, and facility owners. These solutions serve to improve productivity, to enhance data sharing and collaboration across different teams and stakeholders to help keep projects within cost targets and time schedules. The suite of technologies and solutions used in the building industry include software for 3D conceptual design and modeling, BIM software which is used in design, construction and maintenance, advanced integrated site layout and measurement systems, applications for sub-contractors and trades such as mechanical, electrical and plumbing (MEP) and heating, ventilation and air conditioning (HVAC), together with a suite of software applications for construction project management, project coordination/collaboration, project cost estimation and for capital program and facility management. Together, these solutions for the building sector serve to automate, streamline and transform working processes across the industry. Our solutions provide customer benefits such as reduced costs, reduced waste and re-work, increased efficiencies, faster project completion times, improved information flow, better decision making, and enhanced quality control. For example, through the collaboration and interconnection of design and construction data from various professional and trade groups working on a project, conflicts or interferences between the location of different elements of a building can be identified digitally within the Building Information Model, prior to fabrication and construction. This saves time and cost compared to their discovery after fabrication and during on-site construction, as is often the case with more conventional building processes.

Professional surveyors and engineers providing services to the construction, engineering, mining, oil and gas, energy and utilities, government and land management sectors use our solutions to replace less productive conventional methods of surveying, mapping, 2D or 3D modeling, measurement, reporting and analysis. Our suite of solutions used in these activities include field based data collection systems and field software, real time communications systems and back-office software for data processing, modeling, reporting and analysis. Our field based technologies are used in handheld, land mobile and airborne applications and incorporate technologies such as mobile application software, high precision GNSS, robotic measurement systems, inertial positioning, 3D laser scanning, digital imaging, optical or laser measurement, and unmanned aerial vehicles (UAVs). Our office based products include software for planning, data processing and editing, quality control, 3D modeling, intelligent data analysis and feature extraction, deformation monitoring, project reporting and data export. Our customers in this area gain benefits from the use of our products including significantly improved productivity in both field and office activities when compared to more conventional methods, improved safety through non-contact measurement and detection of potentially dangerous ground or structure movement and improved data flow which enables better decision making.

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

Representative products sold in this segment include:

Trimble MX2—Trimble MX2 product is a vehicle-mounted spatial imaging system, which combines high resolution laser scanning and precise positioning to collect geo-referenced point clouds for a wide range of geospatial applications. The system can be rapidly deployed onto on-and off-road vehicles for capturing geo-referenced data. Trimble MX2 system significantly reduces project field time and operator skill levels compared to traditional mobile mapping solutions. The MX2 system comes standard with Trimble's Trident software for processing the raw data into an accurate deliverable that provides intelligence used for better decision making.
Trimble V10 Imaging Rover—Trimble V10 Imaging Rover is an integrated camera system that precisely captures 360° digital panoramas used to visually document and measure the surrounding environment. Panoramas are collected through an intuitive workflow in Trimble Access field software on a Trimble tablet. Through seamless integration with the Trimble R10™ GNSS receiver or Trimble S-Series total station, resulting panoramas can be used to generate Survey, GIS or mapping accuracy positions from images using Trimble Business Center Office Software. The Trimble V10 Imaging Rover enables feature rich robust geospatial data sets for positioning and decision making in industries such as oil and gas, rail, mining and civil infrastructure.
Trimble VX Spatial Station—Integrating the technologies of advanced optical and robotic surveying, metric imaging and 3D scanning, the Trimble VX™ Spatial Station is a unique, highly versatile, accurate and complete 3D measurement solution designed for surveyors. Trimble VISION™ technology provides video-assisted remote instrument control and advanced 3D models and image-rendered 3D surfaces that can be produced when the system is combined with Trimble RealWorks™ software.

Trimble R10 GNSS System—R10 GNSS system includes an enhanced Trimble HD-GNSS processing engine, Trimble SurePoint™ technology, an electronic bubble and traceable tilt value system which replaces conventional spirit levels used on surveyors poles - and Trimble 360 satellite tracking, and the Trimble xFill™ service which enables customers to continue working during loss of radio or cellular communications by making use of Trimble's satellite based GNSS data services, providing coverage in many areas within the Americas, Europe, Russia and CIS, Africa, Asia and Australia. Our R10 GNSS system combines advanced receiver technology and a proven system design to provide maximum accuracy and productivity for a variety of surveying applications.

Trimble UX5—Trimble UX5 Unmanned Aerial Solution (UAS) integrates a UAV into a high-tech terrain mapping solution incorporating mission planning, automatic field image acquisition by using Trimble Access Field software. Acquired data can be rapidly processed with Trimble Business Center Office software, creating deliverables used for better decision making. The system is used across multiple industries, for applications such as topographic surveying, volume calculations in mining, erosion monitoring, and infrastructure mapping.

Trimble Access Software—Trimble Access software is a powerful field and office surveying solution that expedites data collection, processing, analysis and project information delivery through streamlined workflows and internet-enabled collaboration and control amongst project team members. With Trimble Access software, surveyors have access to powerful yet familiar tools for typical work such as topographic surveys, staking, or control as well as various streamlined workflows for specialized applications, such as road surveying, tunneling, monitoring and mining.

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

Trimble Construction Manager Software—The Trimble Construction Manager software enables the management of construction assets from one centralized software interface. The software works with one of several hardware locater devices to help track and manage the use of assets on and off site, leading to improved equipment productivity, fuel consumption, and maintenance monitoring. VirtualSite Solutions was formed to develop the next generation of software for fleet management and connected worksite solutions to be sold through the SITECH dealer distribution channel.

VisionLink Fleet, Asset and Site Productivity Management Solution—The VisionLink® web-based solution enables the management of construction assets from one centralized software interface. It integrates site productivity, material quantities, and materials movement with asset and fleet management to give contractors a holistic view of their site. The software works with hardware locater devices to help track and manage the use of assets on and off site, leading to improved equipment productivity, fuel consumption, and maintenance monitoring. VisionLink is sold through the SITECH dealer distribution channel.

Trimble LOADRITE On-board Weighing Systems—LOADRITE systems provide equipment operators, site foremen and project managers with accurate payload weights and allow them to ensure that machines are loaded to optimal capacity and that loads are accurately recorded. Use of LOADRITE systems enables contractors to reduce cycle times, track excavator and operator efficiency, monitor stock levels and prevent excessive machine stress.

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

Trimble SketchUp Software—SketchUp® software enables architects, engineers and professionals in related disciplines to design, document and validate building plans by constructing interactive 3D models at any degree of complexity. SketchUp software offers an easy-to-learn user interface and accessible pricing options which have served to widely proliferate the use of 3D models. SketchUp Pro software allows project stakeholders across multiple disciplines to exchange CAD and BIM data in a variety of standard formats and adds functionality for documentation, quantitative reporting and other advanced modeling operations.

Proliance Software—Proliance® software improves capital project and facility performance by streamlining the plan-build-operate lifecycle. Proliance is designed for building owners/operators, developers and service providers managing planning, building, and renovation processes across capital programs, helping to improve capital allocation and control cost, scope and schedule on their projects and programs.

Trimble Layout Solutions—Trimble layout solutions meet the needs of general, concrete, mechanical, electrical and plumbing contractors. Using the Trimble MEP layout solution, mechanical, electrical and plumbing contractors can increase productivity significantly by providing precise location of pipe, duct, and cable tray hangers and avoiding costly mistakes in the building process.

Trade Service products —Trade Service provides software products that help win job bids for mechanical, electrical and plumbing contractors. These products work in conjunction with estimating software like Trimble Accubid software to populate the system with up-to-date product and pricing information.  It also allows contractors to electronically request quotes from their preferred suppliers and load prices right into their estimates.  After the job is won, the software program Submittal Manager utilizes a huge database of catalog pages to help contractors create submittals in half the time.

Spectra Precision Branded Products—Our Spectra Precision® products include a broad range of laser based tools for interior, drywall and ceilings, HVAC and mechanical contractors. Designed to replace traditional methods of measurement and leveling for a wide range of interior construction applications, our laser tools are easy to learn and use and include rotating lasers for horizontal leveling and vertical alignment, as well as laser pointers and a laser based distance measuring device. The line of products also includes surveying instruments such as total stations, GNSS receivers and field data collectors.
Field Solutions
Our Field Solutions segment addresses the agriculture and geographic information system (GIS) markets.
Our agriculture products consist of guidance and positioning systems, automated application systems and information management solutions that enable farmers to improve crop performance, profitability and environmental quality. Trimble precision agriculture solutions can assist farmers throughout every step of their farming process-beginning with land preparation and throughout the planting, nutrient and pest management, and harvesting phases of a crop cycle. We provide manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivation and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of chemicals than conventional equipment. Our Water Solutions help farmers to minimize their water costs and distribute water more efficiently and include solutions for leveling agricultural fields in irrigation applications, aligning drainage systems to better manage water flow in fields, precipitation monitoring services, and control solutions for linear and pivot irrigation systems. In addition, we provide solutions to automate applications of pesticide and seeding. Our Connected Farm strategy enables information management solutions for data management, field to office data transfer, record keeping, and provision of data services to facilitate more informed decision making, such as soil information and precipitation monitoring data, to facilitate more informed decision making.
We use multiple distribution channels to access the agricultural market, including independent dealers and partners such as CNH Global. A significant portion of our sales are through CNH Global and dealer networks. Competitors in this market are either vertically integrated farm equipment and implement companies such as John Deere, or agricultural instrumentation suppliers such as Raven, Hemisphere GPS, and Novariant.
Our GIS product line provides trustworthy systems to collect field data and integrate that data into GIS databases. Our handheld data collection systems ensure the integrity of GIS information and ultimately, enable better decision-making. With expertise in GNSS and laser measurement technologies users can quickly log positions and descriptive information about their assets. Through a combination of wireless technologies, fieldwork is seamlessly delivered to the back-office GIS and also enable mobile workers to access GIS information remotely. This capability provides significant advantages to users including improved productivity, accuracy and access to information in the field.
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
Representative products sold in this segment include:
CFX/FMX—CFX and FMX® touchscreen displays offer affordable guidance, steering and precision agriculture capabilities. They provide GNSS-based functionality for vehicle operators to steer tractors, sprayers, fertilizer applicators, air seeders and large tillage tools that require consistent pass-to-pass accuracy to help save fuel, increase efficiency and reduce input costs for agricultural operations.
Field-IQ system—Field-IQ™ system is a section control and variable rate application control system that prevents seed and fertilizer overlap, controls the rate of material applications and monitors seed delivery and fertilizer blockage.
Autopilot System—This GNSS-enabled, agricultural navigation system connects to a tractor’s steering system and automatically steers the tractor along a precise path to within three centimeters or less. This enables both higher machine productivity and more precise application of seed and chemicals, thereby reducing costs to the farmer.
EZ-Steer System—This value-added assisted steering system, when combined with any of our guidance display systems, automatically steers agricultural vehicles along a path within 20 centimeters or less. This system installs in less than thirty minutes and is designed to reduce gaps and overlaps in spraying, fertilizing, and other field applications, as well as reduce operator fatigue.
Trimble Connected Farm solution—This end-to-end solution combines in-cab precision control, field record-keeping, seamless field to office information management, and value-added data and consulting services such as soil information from C3 Consulting and precipitation monitoring data services from RainWave.
GreenSeeker and WeedSeeker Sensors—This crop sensing technology reduces farmers’ costs and environmental impact by controlling the application of nitrogen, herbicide, and other crop inputs for optimum plant growth.
Water Solutions— Our water solutions are used by contractors and farmers to minimize water costs and efficiently distribute water. Products include the Irrigate-IQ™ system to precisely control pivot or linear irrigation systems, the FieldLevel II and WM-Drain solutions used for land leveling and drainage design and installation, and the RainWave rainfall data and water shed analysis available in North America that is used to better manage crop production and water use.
Juno Series—Our Juno® family includes compact and cost-effective GPS handhelds designed to equip an entire workforce for data collection and fieldwork.
GeoExplorer Series—Our GeoExplorer® family combines a high-accuracy GNSS receiver in a rugged handheld making it easy to collect and maintain data about objects in the field.
Field Software—Our TerraFlex and TerraSync software products are used in the field to ensure data can be easily integrated into GIS systems.
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
Mobile Solutions
Our Mobile Solutions segment provides both hardware and software applications for managing mobile work, mobile workers, and mobile assets. The software is provided in both client server and software as a service models. Our software is provided through our hosted platform for a monthly subscription service fee or as a perpetual license with annual maintenance and support fees.
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
Our scheduling and dispatch solution is an enterprise software program which optimizes scheduling and routing of field service technicians. For dynamic capacity management, our capacity planner, capacity controller, and intelligent appointer modules round out this innovative service delivery automation technology.
Our market strategy targets opportunities in specific vertical markets where we believe we can provide a unique value to the end- user by tailoring our solutions for a particular industry. Major markets include transportation and logistics, telecommunications, utilities, field service, construction logistics, forestry, public safety, and oil and gas. In the transportation and logistics market, we offer a suite of solutions marketed under Trimble, PeopleNet, TMW and ALK Technologies brands. Together, this range of products provides a comprehensive fleet and transportation management, analytics, routing, mapping, reporting and compliance solution to enable the transportation and logistics industry to achieve greater overall fleet performance while ensuring regulatory compliance. We acquired privately-held ALK Technologies, a global leader in routing, mapping, mileage and navigation technologies, in January 2013. ALK offers proprietary routing and international map-based solutions for transportation, logistics and mobile workforces.  Our Field Service Management solutions are used to manage fleets of service vehicles and mobile or field based workers more efficiently while at the same time enhancing safety, compliance, customer service times and reducing environmental impact. The solutions include fleet management, workforce management, driver logs, driver safety, dynamic scheduling and advanced reporting and analytics.
Our enterprise strategy focuses on sales to large enterprise accounts with more than 1,000 vehicles or routes. Here, in addition to a Trimble-hosted solution, we can also integrate our service directly into the customer’s IT infrastructure, giving them improved control of their information. In this market, we sell directly to end-users. Sales cycles tend to be long due to field trials followed by an extensive decision-making process. Key competitors in this segment include Omnitracs, Fleetmatics, Teletrac, and McLeod, among others.
Representative products sold in this segment include:
Fleet Productivity & Enterprise Software —Our fleet productivity and enterprise software offerings are comprised primarily of the PeopleNet, TMW, Vusion, PC*Miler, CoPilot and FleetWorks mobile platforms. The PeopleNet system includes solutions encompassing route management, safety and compliance, end-to-end vehicle management, and supply chain communications. PeopleNet's products are used by more than 1,500 transportation fleets in the US and Canada.   The CarCube/FleetWorks solution is tailored for transportation and logistics companies in Europe and Australia. TMW's transportation software platform serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission critical business processes are automated. The company's software platform automates business processes spanning the entire surface transportation lifecycle, delivering visibility, control, and decision support for the intricate relationships and complex processes involved in the movement of freight.    TMW's enterprise software currently integrates with PeopleNet's fleet productivity solutions, and jointly they serve more than 3,000 fleets around the world. The PC*Miler and CoPilot products provide a truck routing, mileage and mapping solution and a voice guided turn-by-turn navigation solution, respectively.
GeoManager —A new generation of the cloud-based GeoManager™ work management system used to enhance mobile workforce productivity and safety through intelligent scheduling and advanced performance analytics was launched during 2013, available in two packages: Performance Insight and Performance Optimize. Performance Insight is a suite of dashboards, analytics and reports that show key metrics including quality of service, efficiency and utilization of workers to deliver in-depth analysis and easily identify key trends and areas for improvement. Performance Optimize adds to these features with the addition of Scheduling and Optimization, a set of tools to dynamically plan, monitor and manage the execution of the workday in real-time, in order to fully utilize the workforce.
Taskforce—The Taskforce® software solution provides scheduling and dispatch solutions for field service technicians by synchronizing the right human and physical resources required to optimize a field service resource network. The system manages significant numbers of dynamic scheduling resources in an unpredictable field service environment to increase productivity, field force utilization, and control-to-field employee ratios.
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
Advanced Devices
Advanced Devices includes the product lines from our Embedded Technologies, Timing, Applanix, Trimble Outdoors, Military and Advanced Systems (MAS), and ThingMagic businesses. With the exception of Trimble Outdoors and Applanix, these businesses share several common characteristics: they are hardware centric, generally market to original equipment manufacturers, or OEM, system integrators or service providers, and have products that can be utilized in a number of different end user markets and applications. The various operations that comprise this segment were aggregated on the basis that these operations, taken as a whole, do not exceed more than 10% of our total revenue, operating income or assets.
Within Embedded Technologies and Timing, we supply GNSS modules, licensing and complementary technologies, and GNSS-integrated sub-system solutions for applications requiring precise position, time or frequency. Embedded Technologies and Timing serves a broad range of vertical markets including telecommunications, automotive electronics, and commercial electronics. Sales are made directly to OEMs, system integrators, value-added resellers and service providers who incorporate our components into a complete system-level solution. We have a cooperative licensing deal with Nokia for our GNSS patents related to designated wireless products and services involving location technologies, such as GPS, assisted GPS, or Galileo. We also have a licensing agreement with Marvell Semiconductors for our full GPS Digital Signal Processor (DSP) software as well as tools for development support and testing. Competitors in this market include Symmetricom, Inc. and u-blox.
Our MAS business supplies GPS receivers and embedded modules that use the military’s advanced GPS capabilities. The modules are principally used in aircraft navigation and timing applications. Military products are sold directly to either the U.S. government or defense contractors. Sales are also made to authorized foreign end-users. Competitors in this market include Rockwell Collins, L3 and Raytheon.
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
Our Applanix business is a leading provider of advanced products and enabling solutions that maximize productivity through mobile mapping and positioning to professional markets worldwide. Applanix develops, manufactures, sells, and supports high-value, precision products that combine GNSS with inertial sensors for accurate measurement of position and attitude, flight management systems, and scalable mobile mapping solutions used in airborne, land, and marine applications. Sales are made by our direct sales force to end-users, systems integrators, and OEMs, and through regional agents. Competitors include Leica, IGI and Novatel.
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
Representative products sold in this segment include:

GPS Receiver Modules—The Lassen, Copernicus®, Condor™, and Panda™ families of GPS modules are full-function GPS modules in a variety of form factors, some smaller than a fingertip.
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
Applanix DSS Digital Sensor System—Our digital airborne imaging solution produces high-resolution orthophoto map products. Certified by the USGS, the system consists of a mapping grade digital camera that is tightly integrated with a GNSS/Inertial system, flight management system and processing software for automatic geo-referencing of each pixel.
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
Trimble Indoor Mobile Mapping Solution—Our Indoor Mobile Mapping Solution (TIMMS) is the optimal fusion of technologies for capturing spatial data of indoor and other GNSS-denied areas. It produces both LiDAR and spherical video and enables the creation of accurate, real-life representations (maps, models) of interior spaces with all of their contents.
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
Acquisitions and Joint Ventures
Our growth strategy is centered on developing and marketing innovative and complete value-added solutions to our existing customers, while also marketing them to new customers and geographic regions. In some cases, this has led to partnering with or acquiring companies that bring technologies, products or distribution capabilities that will allow us to establish a market beachhead, penetrate a market more effectively, or develop solutions more quickly than if we had done so solely through internal development. The following companies were acquired during fiscal 2013 and are combined in the results of operations since the date of acquisition:
C3 Consulting
On November 26, 2013, we acquired the assets of privately-held C3 of Madison, Wisconsin. C3 Consulting is a provider of unique soil information as well as decision recommendations to farmers' trusted advisors—such as agronomists, Trimble resellers or Ag retail suppliers. C3 Consulting's performance is reported under our Field Solutions business segment.
CSC
On November 14, 2013, we acquired privately-held CSC (UK) Ltd. of Leeds, United Kingdom. CSC's products include software solutions for the analysis and design of steel and concrete buildings. CSC's performance is reported under our Engineering and Construction business segment.
Asset Forestry Limited Assets
On September 30, 2013, we acquired the assets of privately-held Asset Forestry Limited (Asset), a provider of forestry logistics software and services. The addition of Asset's software and domain experience extends Trimble's portfolio of forestry logistics and optimization solutions, already in use in North America and Europe. Asset's performance is reported under our Mobile Solutions business segment.

IQ Irrigation Assets
On August 30, 2013, we acquired the assets of privately-held IQ Irrigation of Christchurch, New Zealand. IQ Irrigation is a provider of a hardware and software solution for controlling linear and pivot irrigation systems. IQ Irrigation's performance is reported under our Field Solutions business segment.
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
Trade Service Company, LLC
On May 31, 2013, we acquired privately-held Trade Service Company, LLC of San Diego, California. Trade Service is a provider in content acquisition, aggregation, management, publishing and distribution of product and pricing information used by manufacturers, distributors and contractors in the Architecture, Engineering, and Construction (AEC) industry. Trade Service’s performance is reported under our Engineering and Construction business segment.
Penmap Software
On January 22, 2013, we acquired a suite of software solutions from Penmap.com Ltd. of Bradford, United Kingdom. Penmap.com's solutions include both office and field data collection software specifically designed for the cadastral and surveying markets. Penmap Software’s performance is reported under our Engineering and Construction business segment.
ALK Technologies
On December 31, 2012, we acquired privately-held ALK Technologies Inc. of Princeton, New Jersey, a provider of routing, mapping, mileage and navigation technologies. ALK’s performance is reported under our Mobile Solutions business segment.
Patents, Licenses and Intellectual Property
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We hold approximately 1000 U.S. issued and enforceable patents and approximately 400 non-U.S. patents, the majority of which cover GNSS technology and other applications such as optical and laser technology. We also own numerous trademarks and service marks that contribute to the identity and recognition of Trimble and its products and services globally. We prefer to own the intellectual property used in our products, either directly or through subsidiaries. From time to time we license technology from third parties.
Sales and Marketing
We tailor the distribution channel to the needs of our products and regional markets through a number of sales channel solutions around the world. We sell our products worldwide primarily through indirect channels including distributors, dealers and authorized representatives; occasionally granting exclusive rights to market certain products within specific countries. This channel is supported and supplemented (where third party distribution is not available) by our regional sales offices throughout the world. We also utilize distribution alliances, OEM relationships, and joint ventures with other companies as a means to serve selected markets, as well as direct sales to end-users.
During fiscal 2013, sales to customers in the United States represented 49%, Europe represented 23%, Asia Pacific represented 14%, and other regions represented 14% of our total revenue. During fiscal 2012, sales to customers in the United States represented 47%, Europe represented 22%, Asia Pacific represented 16%, and other regions represented 15% of our total revenue. During fiscal 2011, sales to customers in the United States represented 45%, Europe represented 24%, Asia Pacific represented 15%, and other regions represented 16% of our total revenue.
Seasonality of Business

* Our individual segment revenue may be affected by seasonal buying patterns. Historically, the second fiscal quarter has been the strongest quarter for the Company driven by the construction buying season.
Backlog
In most of our markets, the time between order placement and shipment is short. Orders are generally placed by customers on an as-needed basis. In general, customers may cancel or reschedule orders without penalty. For these reasons, we do not believe that backlog is a meaningful indicator of future revenue or material to understanding our business.
Manufacturing
Manufacturing of many of our GNSS products is subcontracted to Flextronics International Limited in Mexico. We utilize Flextronics for Survey, Field Solutions and Mobile Solutions products. We utilize Benchmark Electronics Inc. in China for our Embedded Technologies and Timing products. We utilize Jabil Mexico for our Construction and Mobile Solutions products. Our contract manufacturing partners are responsible for significant material procurement, assembly and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice.
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
Our research and development expenditures, net of reimbursed amounts were $299.4 million for fiscal 2013, $256.5 million for fiscal 2012, and $197.0 million for fiscal 2011.
* We expect to continue investing in research and development with the goal of maintaining or improving our competitive position, as well as the goal of entering new markets.
Employees
At the end of fiscal 2013, we employed 7,086 employees, including 16% in manufacturing, 32% in engineering, 34% in sales and marketing, and 18% in general and administrative positions. Approximately 51% of employees are in locations outside the United States.
Some employees in Sweden are represented by unions. Some employees in Germany and France are represented by works councils. We also employ temporary and contract personnel that are not included in the above headcount numbers. We have not experienced work stoppages or similar labor actions.
Available Information
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s web site through investor.trimble.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Financial news and reports and related information about our company as well as non-GAAP to GAAP reconciliation can also be found on this web site. Information contained on our web site is not part of this annual report on Form 10-K.
In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:
Trimble Navigation Limited
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations Telephone: 408-481-8000

Executive Officers
The names, ages and positions of the Company’s executive officers as of February 21, 2014 are as follows:

Name	Age	Position
Steven W. Berglund	62	President and Chief Executive Officer
François Delépine	51	Chief Financial Officer
Bryn A. Fosburgh	51	Vice President
Christopher W. Gibson	52	Vice President
Mark A. Harrington	58	Vice President
Jürgen D. Kliem	56	Vice President
James A. Kirkland	54	Vice President and General Counsel
Julie A. Shepard	56	Vice President, Finance
James A. Veneziano	52	Vice President
Steven W. Berglund—Steven Berglund has served as president and chief executive officer of Trimble since March 1999. Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, a group within Spectra Physics AB. Mr. Berglund’s business experience includes a variety of senior leadership positions with Spectra Physics, and manufacturing and planning roles at Varian Associates. He began his career as a process engineer at Eastman Kodak. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering. Mr. Berglund received his M.B.A. from the University of Rochester. Mr. Berglund is the current chair of the board of directors of the Silicon Valley Leadership Group and a member of the board of trustees of World Educational Services. He is also a member of the construction sector board of the Association of Equipment Manufacturers. In December 2013, Mr. Berglund was appointed to the board of directors and compensation committee of Belden Inc., a global provider of end-to-end signal transmission solutions.
François Delépine—François Delépine joined Trimble as chief financial officer in January 2014. He is responsible for Trimble’s worldwide finance operations.  Prior to joining Trimble, Mr. Delépine served as chief financial officer, global business units at VMware, Inc., a provider of business infrastructure virtualization solutions. From August 2010 until June 2013, he served as VMware’s vice president of finance. Between April 2009 and July 2010, Mr. Delépine served as vice president of finance of Palm, Inc., a smartphone technology company. Prior to that, he was vice president of financial planning and analysis at Google Inc.. Mr. Delépine has also held senior operating and financial roles at a variety of technology companies including, Hyperion and Apple. Mr. Delépine holds a B.S. in Industrial Engineering from the Institut Catholique d'Arts et Métiers in Lille, France and an MBA from the Anderson School of Business at UCLA.
Bryn A. Fosburgh—Bryn Fosburgh currently serves as a sector vice president for Trimble's heavy and highway and building construction businesses, which include the Trimble Buildings Group, and the Caterpillar and Hilti-related joint ventures. From 2009 to 2010, Mr. Fosburgh served as vice president for Trimble's Construction Division, with responsibility for a number of corporate functions and geographical regions. From 2007 to 2009, Mr. Fosburgh was vice president for Trimble's Construction and Agriculture Divisions, and from 2005 to 2007, Mr. Fosburgh served as vice president and general manager of Trimble's Engineering and Construction Division. Mr. Fosburgh joined Trimble in 1994 and has held numerous roles, including vice president and general manager for Trimble's geomatics and engineering division, and division vice president of survey and infrastructure. Prior to Trimble, Mr. Fosburgh was a civil engineer and also held various positions for the U.S. Army Corps of Engineers and Defense Mapping Agency. Mr. Fosburgh received a B.S. in geology from the University of Wisconsin in Green Bay in 1985 and an M.S. from the school of civil engineering at Purdue University in 1989.
Christopher W. Gibson—Christopher Gibson currently serves as vice president for Trimble's Survey, Geospatial, Geographic Information System (GIS), Infrastructure, Rail, Land Administration and Environmental Solutions businesses. Mr. Gibson joined Trimble in 1998 as European finance and operations director. In 2009, he was appointed to serve as vice president responsible for Trimble’s Survey Division, and in December 2010, those responsibilities were expanded to include oversight of geographic regions and divisions, including Building Construction, Construction Tools, and the Hilti joint venture. From 2008 to 2009, Mr. Gibson served as the general manager for the Survey Division, and from 2005 to 2008, he was general manager for the Global Services Division. Prior to Trimble, Mr. Gibson’s business experience includes a number of financial management roles with Tandem Computers, and financial analyst roles with Unilever subsidiaries. Mr. Gibson received a BA in Business Studies in 1985 from Thames Polytechnic, now the University of Greenwich, and was admitted as a Fellow to the Chartered Institute of Management Accountants in 1994.

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
James A. Kirkland—James Kirkland joined Trimble as vice president and general counsel in July 2008. Prior to joining Trimble, he worked for SpinVox Ltd. from October 2007 to January 2008 as Senior Vice President, Corporate Development. From October 2003 to September 2007, he served as general counsel and executive vice president, strategic development at Covad Communications. Mr. Kirkland also served as senior vice president of spectrum development and general counsel at Clearwire Technologies, Inc. Mr. Kirkland began his career in 1984 as an associate at Mintz Levin and in 1992 he was promoted to partner. Mr. Kirkland received his BA from Georgetown University in Washington, D.C. in 1981 and his J.D. from Harvard Law School in 1984.
Julie A. Shepard—Julie Shepard joined Trimble in December of 2006 as vice president of finance, and was appointed principal accounting officer in May 2007. Prior to joining Trimble, Ms. Shepard served as vice president of finance and corporate controller at Quantum Corporation. Ms. Shepard brings with her over 25 years of experience in a broad range of finance roles, with diverse experience ranging from early stage private equity backed technology companies to large multinational corporations. Ms. Shepard began her career at Price Waterhouse and is a Certified Public Accountant. She received a B.S in Accounting from California State University. She is a member of the AICPA, Financial Executive Institute and the California Society of CPAs.
James A. Veneziano—James Veneziano has served as a vice president of Trimble since 2009 and is currently responsible for Trimble's Mobile Solutions, Data Services and Hosting, Global Services and portions of the Advanced Devices segment. Mr. Veneziano joined Trimble in 1990 as a manufacturing engineer in the Company's Operations group. In 1993, he was appointed director of Operations. In 1998, Mr. Veneziano was appointed director of marketing for Agriculture and Mapping and GIS. From 2000 to 2005, Mr. Veneziano served as the general manager of Trimble's Agriculture business. From 2005 to 2009, he was the general manager of Trimble's Construction business. Prior to joining Trimble, Mr. Veneziano worked for Hewlett-Packard in a variety of manufacturing positions including development engineer and engineering supervisor as well as new product introduction manager. He received a B.S. in electrical engineering from Colorado State University in Fort Collins in 1984.

Item 1A.	Risk Factors
RISKS AND UNCERTAINTIES
You should carefully consider the following risk factors, in addition to the other information contained in this Form 10-K and in any other documents to which we refer you in this Form 10-K, before purchasing our securities. The risks and uncertainties described below are not the only ones we face.
Our operating results in each quarter may be affected by special conditions, such as seasonality, late quarter purchases, weather, economic conditions, timing of revenue recognition, and other potential issues
Due in part to the buying patterns of our customers, a significant portion of our quarterly revenue occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter, although our operating expense tends to remain fairly predictable. Engineering and Construction purchases tend to occur in early spring, and governmental agencies tend to utilize funds available at the end of the government’s fiscal year for additional purchases at the end of our third fiscal quarter in September of each year. Concentrations of orders sometimes also occur at the end of our other two fiscal quarters. Additionally, a majority of our sales force earns commissions on a quarterly basis which may cause concentrations of orders at the end of any fiscal quarter. It could harm our operating results if for any reason expected sales are deferred, orders are not received, or shipments are delayed a few days at the end of a quarter. Over the last few years we have derived an increasing percentage of our revenue from software. Revenue recognition for such sales can be complicated and if we are not able to satisfy all of the elements for recognition associated with software sales, this could impact the amount of revenue we report in any quarterly period. Additionally, due to the complexities associated with revenue recognition we may not be able to accurately forecast our non-deferred and deferred revenues, which could cause us to miss our earnings or revenue projections and consequently negatively impact our stock price.
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
Investing in and integrating new acquisitions could be costly and may place a significant strain on our management systems and resources which could negatively impact our operating results
We typically acquire a number of companies each year, and intend to continue to acquire other companies. Acquisitions of companies entail numerous risks, including:

•	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration,

•	loss of key employees of acquired operations,

•	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies,

•	the potential disruption of our ongoing business,

•	unanticipated expense related to acquisitions; including significant transactions costs which under the current accounting rules, are required to be expensed rather than capitalized,

•	unanticipated difficulties in conforming policies, procedures, internal controls, and financial records of acquisitions with our own business,

•	the impairment of relationships with employees and customers of either an acquired company or our own business, and

•	the potential unknown liabilities, including liabilities resulting from unknown compliance issues, associated with an acquired business.
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
We may not be able to enter into or maintain important alliances and distribution relationships
We believe that in certain business opportunities our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon and CNH Global. Our failure to form and maintain such alliances, or the pre-emption of such alliances by actions of competitors, will adversely affect our ability to sell our products to customers. We also utilize dealer networks, including those affiliated with some of our strategic allies such as Caterpillar and CNH Global, to market, sell and service some of our products. Our relationships with substantial partners such as Caterpillar and CNH are complex and multifaceted, and may be subject to change based upon the business needs and objectives of the parties. Since these strategic relationships account for significant ongoing business in certain of our important markets, changes in these relationships could adversely affect our sales and revenues. Disruption of dealer coverage within a specific geographic market could cause difficulties in marketing, selling or servicing our products and have an adverse effect on our business, operating results or financial condition. Moreover, dealers who carry products that compete with our products may focus their inventory purchases and sales efforts on goods provided by competitors due to industry demand or profitability. Such inventory adjustments and sourcing decisions can adversely impact our sales, financial condition and results of operations.
Changes in our product mix, including increasing provision of software and bundled solutions tailored to the needs of specific vertical markets, impose new demands on our distribution channels and may require significant changes in the skills and expertise required to successfully distribute our products and services, or the creation of new distribution channels. Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channels, we must continue to expand and improve our processes and procedures that support our channel, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, may make it more difficult to introduce those products to end-users and delay end-user adoption of our product offerings, which could result in lower revenues.
We are increasingly selling products and solutions directly to large enterprise customers. A direct sales model requires different skills and management processes and procedures from those we have generally used in our business in the past, and may create conflicts with our channel partners. If we are not successful in executing a direct sales model or in managing conflict with our channel partners, our sales and revenue may suffer.
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
A security incident in our own systems or the systems of our third party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Computer hackers, foreign governments or cyber terrorists may attempt to penetrate our network security and our website. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third party providers, or other misconduct. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers.
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
Our systems also remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks, human error, and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions and delays, and result in loss of critical data and lengthy interruptions in our services.
An increasing portion of our revenue comes from software as a service solutions and other hosted services in which we host, store, retrieve and manage the communication of data which is critical to our customers’ business systems. Disruption of our systems which support these services and solutions could cause disruptions in our customers’ systems and in the businesses that rely on these systems. Any such disruptions could harm our reputation, create liabilities to our customers, hurt demand for our services and solutions, and negatively impact our revenues and profitability.
Many of our products rely on GNSS technology, GPS and other satellite systems, which may become degraded or inoperable and result in lost revenue
GNSS technology, GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible intentional disruption. Many of the GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 31 satellites in place, nearly one third have already been in operation for more than 15 years. Repair of damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites below the 24-satellite standard established for GPS may impair the utility of the GPS system and the growth of current and additional market opportunities. GPS satellites and ground control segments are being modernized. GPS modernization software updates can cause problems. We depend on public access to open technical specifications in advance of GPS updates.
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
Many of our products also use signals from systems that augment GPS, such as the Wide Area Augmentation System and National Differential GPS System, and satellites transmitting signal corrections data on mobile satellite services frequencies utilized by our Omnistar corrections services. Some of these augmentation systems are operated by the federal government and rely on continued funding and maintenance of these systems. In addition, some of our products also use satellite signals from the Russian GLONASS System. Any curtailment of the operating capability of these systems or limitations on access to, or use of the signals, or discontinuance of service could result in decreased user capability thereby impacting our markets.
The European community is developing an independent radio navigation satellite system, known as Galileo. Although we have a commercial license to market and sell receivers capable of receiving the Galileo open service signals, European authorities in the future may decide to offer other premium or encrypted service signals under different licenses or provide preferential access to European companies, including our competitors. Even though a fully operational Galileo system is several years away, if we are unable to develop timely and competitive commercial products using the system, or obtain a timely license to future Galileo service signals, it could result in lost revenue which could harm our results of operations and financial condition.
We may be unable to replace lost revenue due to customer cancellations or renewals at lower rates
An increasing portion of our revenue is generated through software maintenance and subscription revenue. Decreases in maintenance or subscription attach or renewal rates or a decrease in the number of new licenses or hardware sold with subscription services could negatively impact our future revenue and financial results.
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
A portion of the growth of our maintenance revenue has typically been associated with growth of the number of licenses that we sell. Any reduction in the number of licenses that we sell, even if our customers' attach rates do not change, will have a negative impact on our future maintenance revenue growth. In addition, a portion of the growth of our subscription revenue has typically been associated with the growth in the number of hardware sales that we sell in conjunction with the subscription services. Any reduction in the number of hardware sales will have a negative impact on our future subscription service growth. Since its introduction, our software as service delivery model has also contributed to subscription revenue. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.
Changes to our licensing or subscription renewal programs, or bundling of our products, could negatively impact the timing of our recognition of revenue.
We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions, to market our current and future products and services. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period. Over the last few years, we have increasingly offered additional products in a software as a service model. Software as a service revenues are recognized ratably over the subscription period. Any significant increase in the percentage of our business generated from such a subscription model, could increase the amount of revenue to be recognized over time as opposed to upfront, which could delay revenue recognition and have a negative impact on our operating results. In addition, changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition.
Changes in our effective tax rate may reduce our net income in future periods
A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed,

•	the resolution of issues arising from tax audits with US and foreign tax authorities,

•	changes in the valuation of our deferred tax assets and liabilities,

•	increases in expense not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions,

•	changes in the realizability of available tax credits,

•	changes in share-based compensation,

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles, and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.
We are currently in various stages of multiple year examinations by federal, state, and foreign taxing authorities, including a review of our 2010 and 2011 tax years by the U.S. Internal Revenue Service, or IRS. Our effective tax rate is based on the geographic mix of earnings, statutory rates, inter-company transfer pricing, and enacted tax laws. If the IRS or the taxing authorities of any other jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings would be adversely affected.
We are dependent on the availability and unimpaired use of allocated bands within the radio frequency spectrum
Our GNSS technology is dependent on the use of satellite signals and on terrestrial communication bands. International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference. Each country also has regulatory authority on how each band is used. In the United States, the Federal Communications Commission (FCC) and the National Telecommunications and Information Administration share responsibility for radio frequency allocations and spectrum usage regulations.
Any ITU or local reallocation of radio frequency bands, including frequency band segmentation and sharing of spectrum, or other modifications of the permitted uses of relevant frequency bands, may materially and adversely affect the utility and reliability of our products and have significant negative impacts on our customers, both of which could reduce demand for our products. For example, the FCC has been considering proposals to repurpose spectrum adjacent to the GPS bands for terrestrial broadband wireless operations throughout the United States. If the FCC were to permit implementation of such proposals, or similar proposals, terrestrial broadband wireless operations could create harmful interference to GPS receivers within range of such operations and impose costs to retrofit or replace affected receivers.
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
Our debt could adversely affect our cash flow and prevent us from fulfilling our financial obligations
On November 21, 2012, we entered into an amended and restated credit agreement with a group of lenders (the “2012 Credit Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.4 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Subject to the terms of the 2012 Credit Facility, the revolving loan facility may be increased, and/or additional term loan commitments may be established, in an aggregate principal amount up to $300.0 million. Additionally, we have two $75 million uncommitted revolving loan facilities which are callable by the bank at any time and have no covenants. At the end of fiscal 2013, our total debt was comprised primarily of a term loan of $665.0 million and a revolving credit line of $22.0 million under the 2012 Credit Facility and a revolving credit line of $63.0 million under the Uncommitted Facilities. Debt incurred under this agreement could have important consequences, such as:

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
We are subject to the impact of governmental and other similar certifications processes and regulations which could adversely affect our products and our business
We market certain products that are subject to governmental and similar certifications before they can be sold. For example, CE certification for radiated emissions is required for most GNSS receiver and data communications products sold in the European community. In the future, U.S. governmental authorities may propose GPS receiver testing and certification for compliance with published GPS signal interface or other specifications. An inability to obtain any such certifications in a timely manner could have an adverse effect on our operating results. Governmental authorities may also propose other forms of GPS receiver performance standards, which may limit design alternatives, hamper product innovation or impose additional costs. Some of our products that use integrated radio communication technology require product type certification and some products require an end-user to obtain licensing from the FCC for frequency-band usage. These are secondary licenses that are subject to certain restrictions. An inability or delay in obtaining such certifications or changes to the rules by the FCC could adversely affect our ability to bring our products to market which could harm our customer relationships and therefore, our operating results. Any failure to obtain the requisite certifications could also harm our operating results.
We are exposed to fluctuations in currency exchange rates and although we hedge against these risks, our attempts to hedge could be unsuccessful and expose us to losses
A significant portion of our business is conducted outside the U.S., and as such, we face exposure to movements in non-U.S. currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Fluctuations in currencies impact our operating results, which are reported in US Dollars.
Currently, we routinely hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities. Our attempts to hedge against these risks could be unsuccessful and expose us to losses.
Our inability to accurately predict orders and shipments may subject our results of operations to significant fluctuations from quarter to quarter
We have not been able in the past to consistently predict when our customers will place orders and request shipments so we cannot always accurately plan our manufacturing requirements. As a result, if orders and shipments differ from what we predict, we may incur additional expense and build excess inventory, which may require additional reserves and allowances. Accordingly, we have limited visibility into future changes in demand and our results of operations may be subject to significant fluctuations from quarter to quarter.
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
We are subject to the SEC's new rules regarding the use and disclosure of conflict minerals, which we expect will increase our operating and compliance costs and could potentially harm our reputation, causing a decline in our stock price.
The SEC adopted its final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning conflict minerals during August 2012. The goal of the rule is to cut direct and indirect funding of groups engaged in armed conflict and human rights abuses. We are committed to compliance with the SEC's Conflict Minerals Rule and support its intended objective. This new rule requires us to: (1) determine whether conflict minerals (tin, tantalum, tungsten, gold or similar derivatives) are used in our products and, if so, determine if the minerals originated from the Democratic Republic of Congo (DRC) or its immediately adjoining countries; and (2), if so, conduct due diligence regarding the source and chain of custody of these conflict minerals to determine whether the conflict minerals financed or benefitted armed groups. The rule will require us to submit forms and reports to the SEC by May 31, 2014 and annually thereafter that disclose our determinations and due diligence measures.
Trimble does not directly purchase any conflicts minerals. Tracing these materials back to their country of origin is a complex task that may require us to, among other things, survey suppliers in our supply chain to understand what programs they have in place for tracing the source of minerals supplied to us or used in products supplied to us and to ensure that reasonable due diligence has been performed. Presently, we have not determined how many or if any of our supply chain partners use conflict minerals. In addition to the increased administrative expense required to comply with the new requirements that apply to us, we may face a limited pool of suppliers who can provide us “conflict-free” components, parts and manufactured products, and we may not be able to obtain conflict-free products or supplies in sufficient quantities or at competitive prices for our operations, and may be required to disclose that our products are not “conflict free.” This could adversely affect the Company’s reputation and may harm its relationships with business partners and customers, and our stock price could suffer as a result.
Our annual and quarterly performance may fluctuate which could negatively impact our operations and our stock price
Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

•	changes in market demand,

•	competitive market conditions,

•	the timing of recognizing revenues,

•	fluctuations in foreign currency exchange rates,

•	the cost and availability of components,

•	the mix of our customer base and sales channels,

•	the mix of products sold,

•	pricing of products,

•	our ability to expand our sales and marketing organization effectively,

•	our ability to attract and retain key technical and managerial employees, and

•	general global economic conditions.
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
We are dependent on new products and services and if we are unable to successfully introduce them into the market, or to effectively compete with new, disruptive product alternatives, our customer base may decline or fail to grow as anticipated
Our future revenue stream depends to a large degree on our ability to bring new products and services to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products and services, enhance existing products and achieve market acceptance of such products and services. We may incur problems in the future in innovating and introducing new products and services. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. If we were unable to successfully define, develop and introduce competitive new products and services, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. If we are unable to introduce new products and services, if other companies develop competing technology products and services, or if we do not develop compelling new products and services, our number of customers may not grow as anticipated, or may decline, which could harm our operating results. In addition, many of our products and services are increasingly focused on software and subscription services. The software industry is characterized by rapidly changing customer preferences which require us to address multiple delivery platforms, new mobile devices and cloud computing. Life cycles of software products can be short and this can exacerbate the risks associated with developing new products. The introduction of third-party solutions embodying new, disruptive technologies and the emergence of new industry standards could make our existing and future software solutions and other products obsolete or non-competitive. If we are not able to develop software and other solutions that address the increasingly sophisticated needs of our customers, or if we are unable to adapt to new technologies or new industry standards that impact our markets, our ability to retain or increase market share and revenues could be materially adversely affected.
We are dependent on proprietary technology, which could result in litigation that could divert significant valuable resources
Our future success and competitive position is dependent upon our proprietary technology, and we rely on patent, trade secret, trademark, and copyright law to protect our intellectual property. The patents owned or licensed by us may be invalidated, circumvented, infringed and challenged. The rights granted under these patents may not provide competitive advantages to us. Any of our pending or future patent applications may not be issued within the scope of the claims sought by us, if at all.

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
The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Third-parties may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, individuals and groups may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these claims has increased in recent periods and may continue to increase in the future. We recognize that as new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to withdraw products from the market, take a license from such patent holders, or redesign our products. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which harm our results of operations and financial condition.
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
Our products are highly technical and could contain errors, defects or security vulnerabilities. In addition, our information systems or those of our outside vendors may be subject to disruption, delays or security incidents that could adversely impact our customers and operations
Our products, including our software products, are highly technical and complex and, when deployed, may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. In addition, we rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. Errors, viruses or bugs may also be present in software that we license from third parties and incorporate into our products or in third party software that our customers use in conjunction with our software. In addition, our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third party software that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects or security vulnerabilities in our products or any defects in, or compatibility issues with, any third party software or customers’ network environments discovered after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, theft of our trade secrets, data or intellectual property and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Undiscovered vulnerabilities in our products alone or in combination with third party software could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products.

Some of our products rely on third party technologies including open source software, so if integration or incompatibility issues arise with these technologies or these technologies become unavailable, our product and services development may be delayed, our reputation could be harmed and our business could be adversely affected
We license software, technologies and patents underlying some of our software from third parties, The third party licenses we rely upon may not continue to be available to us on commercially reasonable terms, or at all, and the software and technologies may not be appropriately supported, maintained or enhanced by the licensors, resulting in development delays. Some software licenses are subject to annual renewals at the discretion of the licensors. In many cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement immediately.  The loss of licenses to, or inability to support, maintain and enhance, any such third party software or technology could result in increased costs, or delays in software releases or updates, until such issues have been resolved. This could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.
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
The volatility of our stock price could adversely affect an investment in our common stock
The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2013, our stock price ranged from $24.66 to $35.01. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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
Our global operations expose us to risks and challenges associated with conducting business internationally, and our results of operations may be adversely affected by our efforts to comply with U.S. laws which apply to international operations, such as the Foreign Corrupt Practices Act (FCPA) and US export control laws, as well as the laws of other countries
We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australasia and North America. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as export control laws and the FCPA, and similar laws in other countries which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.
In addition, we operate in many parts of the world that have experienced significant governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that U.S. law and regulations prohibit us from using. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. Additional challenges for a U.S. company operating in some regions are posed by external extremist parties, in some circumstances as a means to promote political ends.
In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems,

•	political and economic instability,

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers,

•	difficulties and costs of staffing and managing foreign operations,

•	differing local customer product preferences and requirements than our U.S. markets,

•	difficulties protecting or procuring intellectual property rights, and

•	fluctuations in foreign currency exchange rates.
These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
The following table sets forth the significant real property that we own or lease as of February 21, 2014:

Location	Segment(s) served	Size in Sq. Feet
Sunnyvale, California	All	160,000
Huber Heights (Dayton), Ohio	Engineering & Construction	310,000
	Field Solutions
Westminster, Colorado	Engineering & Construction Field Solutions	125,000
Corvallis, Oregon	Engineering & Construction	40,000
Richmond Hill, Canada	Advanced Devices	50,200
Danderyd, Sweden	Engineering & Construction	93,900
Christchurch, New Zealand	Engineering & Construction Mobile Solutions Field Solutions	60,000
Milpitas, California	Mobile Solutions	53,000
Espoo, Finland	Engineering & Construction Field Solutions	20,036
Minnetonka, Minnesota	Mobile Solutions	50,731
Mayfield Heights, Ohio	Mobile Solutions	57,000
Chennai, India	Engineering & Construction Mobile Solutions	37,910

In addition, we lease a number of smaller offices around the world primarily for sales, manufacturing and other functions. For financial information regarding obligations under leases, see Note 8 of the Notes to the Consolidated Financial Statements.

We believe that our facilities are adequate to support current and near term operations.

Item 3.	Legal Proceedings
On August 9, 2013, Harbinger Capital Partners, LLC and additional plaintiffs (“Harbinger Plaintiffs”) filed a lawsuit against Deere & Co., Garmin International, Inc., the Company and two other defendants in the U.S. District Court in Manhattan in connection with the Harbinger Plaintiffs’ investment in LightSquared.  The Harbinger Plaintiffs allege, among other things, fraud and negligent misrepresentation, claiming that the defendants were aware of material facts that caused the Federal Communications Commission to take adverse action against LightSquared and affirmatively misrepresented and failed to disclose those facts prior to the Harbinger Plaintiffs’ investment in LightSquared.  The Harbinger Plaintiffs seek $1.9 billion in damages from the defendants.  On November 1, 2013, debtor LightSquared, Inc. and two related parties (“LightSquared Plaintiffs”) filed suit against the same defendants in the U.S. Bankruptcy Court in Manhattan.   The LightSquared Plaintiffs assert claims similar to those made by the Harbinger Plaintiffs, as well as additional claims, including breach of contract and tortious interference, and allege that LightSquared invested billions of dollars in reliance on the promises and representations of defendants.  On January 31, 2014, the U.S. District Court granted defendants’ motion to withdraw the LightSquared action from the U.S. Bankruptcy Court so it will proceed together with the Harbinger action before the U.S. District Court. Although an unfavorable outcome of these litigation matters may have a material adverse effect on our operating results, liquidity, or financial position, the Company believes the claims in these lawsuits are without merit and intends to vigorously contest these lawsuits.
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

	2013		2012
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
First quarter	$32.03	$28.37	$27.79	$19.91
Second quarter	30.19	24.66	27.98	22.12
Third quarter	30.01	24.90	27.00	20.01
Fourth quarter	35.01	27.97	29.92	22.58
Stock Repurchase Program
In October 2011, our board of directors approved a new stock repurchase program, authorizing us to repurchase up to $100.0 million of our common stock. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice. There have been no repurchases under this program in the last year.
As of February 20, 2014, there were approximately 764 holders of record of our common stock.
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

Stock Split

On March 20, 2013 we effected a 2-for-1 split of all outstanding shares of our Common Stock to shareholders of record on March 6, 2013. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.

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

Fiscal Years	2013	2012	2011	2010	2009
(Dollar in thousands, except per share data)
Revenue	$2,288,124	$2,040,113	$1,644,065	$1,293,937	$1,126,259
Gross margin	$1,203,822	$1,046,177	$829,581	$645,501	$549,868
Gross margin percentage	52.6%	51.3%	50.5%	49.9%	48.8%
Net income attributable to Trimble Navigation Ltd.	$218,855	$191,060	$150,755	$103,660	$63,446
Net income	$218,166	$189,716	$148,909	$103,613	$63,963
Earnings per share
—Basic	$0.85	$0.76	$0.61	$0.43	$0.27
—Diluted	$0.84	$0.74	$0.60	$0.42	$0.26
Shares used in calculating basic earnings per share	256,648	251,132	245,450	240,704	239,628
Shares used in calculating diluted earnings per share	261,206	256,774	252,266	247,596	244,416

At the End of Fiscal Year	2013	2012	2011	2010	2009
(Dollar in thousands)
Total assets	$3,700,840	$3,469,104	$2,652,475	$1,866,892	$1,753,277
Non-current portion of long-term debt and other non-current liabilities	$733,038	$931,388	$543,543	$194,003	$211,021

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
EXECUTIVE LEVEL OVERVIEW
Trimble's focus is on integrating its broad technological and application capabilities to create system-level solutions that transform how work is done within the industries we serve, enhancing productivity, accuracy, safety and regulatory compliance for our customers. The majority of our markets are end user markets, including engineering and construction firms, surveyors, farmers, governmental organizations, energy and utility companies and organizations who must manage fleets of mobile workers and assets. We also provide components to original equipment manufacturers to incorporate into their products. In the end user markets, we provide stand-alone systems which may consist of software, hardware or some combination of the two, as well as integrated enterprise or workflow solutions which address the entire work process. Some examples of our solutions include products that automate and simplify the process of surveying land, products that automate the control, management and utilization of equipment such as tractors and bulldozers, products for engineering or building design, construction and operations management, products that enable a company to manage its mobile workforce and assets, and products that allow municipalities or utilities to manage their fixed assets and operations. To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices.
Solutions targeted at the end-user make up a significant majority of our revenue. To create compelling products, we must attain an understanding of the end-users' needs and workflow, and of how our broad based technological capabilities can be deployed and integrated to enable that end-user to work faster, more efficiently, more accurately and more safely. We use this knowledge to create highly innovative solutions that change the way work is done by the end-user. With the exception of our Mobile Solutions and Advanced Devices segments, our products are primarily sold through a dealer channel, and it is crucial that we maintain a proficient, global, third-party distribution channel.
We continue to execute our strategy with a series of actions across new and existing markets:
Reinforcing our position in new and existing markets
We believe many of our markets continue to be underpenetrated and provide us with additional, substantial potential for substituting our technology and solutions for traditional methods. We continue to utilize the strength of the Trimble brand in our markets to expand our revenue by bringing new products to both new and existing users.
Within our Engineering and Construction segment, the Trimble Buildings portfolio of solutions for project optimization across the entire Design-Build-Operate (DBO) lifecycle was further developed during the year. The acquisition of Trade Service LLC added to the portfolio, a subscription data service used by more than 20,000 manufacturers, distributors and contractors in the Architecture, Engineering, and Construction (AEC) industry. We also announced the launch of 3D building information modeling (BIM) Consulting Services to enable Mechanical, Electrical and Plumbing (MEP) contractors the ability to leverage Trimble's 3D modeling and 3D laser scanning expertise. The acquisition of CSC (UK) Ltd. adds software solutions for the analysis and design of steel and concrete buildings. Our acquisition of Actronic Technologies, a leading provider of weighing technology and payload information systems for construction aggregates, mining and waste markets further extends Trimble's Connected Site portfolio by adding weight as an element of information collected at the machine. We launched the Trimble V10 Imaging Rover, a new category of product with an integrated camera system that precisely captures 360 degree digital panoramic images for visual documentation and measurement. During the year, we also announced that Trimble was awarded a five-year IDIQ (Indefinite Delivery Indefinite Quantity) contract from the U.S. Marine Corps and Army to provide construction grade control and survey systems.
In our Field Solutions segment, we announced during the year the acquisition of RainWave, LLC and Hydro-Engineering Solutions, LLC, which will help extend the monitoring and reporting capabilities of the Trimble Connected Farm™ solution, while also enhancing our expertise in water management. We also announced the acquisition of C3 Consulting of Madison, Wisconsin, which will enable Trimble to provide unique soil information as well as cutting-edge data and decision recommendations to farmers’ trusted advisors-such as agronomists and agricultural distributors. We also launched new cloud-based software applications for Smart Water and Wastewater Management with the largest municipal utility in the U.S., the Los Angeles Department of Water and Power.

In our Mobile Solutions segment, we announced during the year the acquisition of ALK Technologies, a global leader in routing, mapping, mileage and navigation technologies for transportation, logistics and mobile workforce applications which will further enhance our comprehensive and industry-focused technology approach. Our Transportation and Logistics companies, including PeopleNet, TMW and ALK announced new key accounts during the year including USA Truck and MBI Energy Services, as well as new industry commercial relationships including those with Navistar, DriveWyze, SafeKey and LoadMaster LTL. Our Field Service Management Division announced the release of our next-generation Work Management solution, a cloud-based software to enhance the productivity of mobile workforces through intelligent scheduling tools and state-of-the-art performance analytics. Our acquisition of Asset Forestry Limited, a provider of forestry logistics software and services further extends Trimble's portfolio of forestry logistics and optimization solutions.
In our Advanced Devices segment, we announced the ThingMagic Mercury xPRESS Platform, a flexible development platform designed to simplify the process of bringing application specific RFID readers and embedded RFID solutions to market.
Bringing existing technology to new geographic markets
We continue to position ourselves in newer geographic markets that will serve as important sources of future growth. In our Engineering and Construction segment, we further expanded our network of SITECH Technology Dealers during the year by adding new dealerships in Vietnam, Peru, the Kingdom of Saudi Arabia, Southern Africa, Finland, the Baltic states of Estonia, Latvia and Lithuania, as well as new SITECH locations in the United States in Louisiana, Idaho, Eastern Oregon, Eastern Washington, Western Montana, Colorado, Nevada, New Mexico and El Paso county in Texas.

Additional new products were announced during the year that begin to take advantage of signals from new GNSS as they are deployed, including the European Union’s Galileo system and China’s BeiDou system, including the BD930 GNSS module and the CenterPoint RTX post-processing product.

We also continue to focus on expansion initiatives in Africa, China, India, the Middle-East, Russia, South America and South East Asia. During the year, we held the Trimble Dimensions China 2013 user’s conference in Beijing, with more than 2,000 registered attendees from across China and neighboring countries. Major projects and accounts announced in these markets included the use of our Quantm® alignment planning system for route optimization on the 547-kilometer Mongolian Northern Railways coal freight project from Ovoot to Erdenet, helping to identify a new route and resulting in significant savings. We also announced that the Russian High-Speed Rail Authority will use the Trimble Quantm system to help find the optimal alignment for two major high-speed rail projects connecting Moscow to Yekaterinburg and Sochi, each approximately 1,600 kilometers long. Major new accounts for Trimble Buildings announced in developing markets included Musanada in Abu Dhabi and Dubai-based Al Ajmi Engineering Consultants who is standardizing on Trimble’s Proliance capital program management software across its portfolio of more than 1,200 construction projects throughout the United Arab Emirates.
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
Revenue Recognition
We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when persuasive evidence of an arrangement exists, shipment has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.
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
Revenue from sales to distributors and dealers is recognized upon shipment, assuming all other criteria for revenue recognition have been met. Distributors and dealers do not have a right of return.
Revenue from purchased extended warranty and post contract support (PCS) agreements is deferred and recognized ratably over the term of the warranty or support period. Revenue from our subscription services related to our hardware and applications is recognized ratably over the term of the subscription service period beginning on the date that service is made available to the customer, assuming all revenue recognition criteria have been met.
We present revenue net of sales taxes and any similar assessments.
Our software arrangements generally consist of a perpetual license fee and PCS. We generally have established vendor-specific objective evidence (VSOE) of fair value for our PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method. License revenue is primarily recognized when the software has been delivered and fair value has been established for all remaining undelivered elements. In cases where VSOE of fair value for PCS is not established, revenue is recognized ratably over the PCS period after all software deliverables have been made and the only the undelivered element is PCS.
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
Allowance for Doubtful Accounts
Our accounts receivable balance, net of allowance for doubtful accounts and sales returns reserve, was $337.9 million at the end of fiscal 2013, as compared with $323.5 million at the end of fiscal 2012. The allowance for doubtful accounts was both $6.3 million at the end of fiscal 2013 and 2012. We evaluate ongoing collectibility of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.
Inventory Valuation
Our inventories, net balance was $254.3 million at the end of fiscal 2013 as compared with $240.5 million at the end of fiscal 2012. Our inventory allowances at the end of fiscal 2013 were $40.6 million, as compared with $40.3 million at the end of fiscal 2012. Our inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balances. Factors influencing these adjustments include declines in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues.
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
Our valuation allowance is primarily attributable to foreign net operating losses and state research and development credit carryforwards. Management believes that it is more likely than not that we will not realize these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts. Valuation allowance adjustments associated with an acquisition after the measurement period are recorded through income tax expense.
Business Combinations
We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquiree generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill.
When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
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
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The annual goodwill impairment testing is performed in the fourth fiscal quarter of each year based on the values on the first day of that quarter. For the annual goodwill impairment test in the fourth quarter of fiscal 2013, we chose not to perform the optional qualitative assessment for any of our reporting units. Instead, goodwill was reviewed for impairment utilizing a quantitative two-step process.  In the first step of this test, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. When we perform a quantitative assessment of goodwill impairment, the determination of fair value of a reporting unit involves the use of significant estimates and assumptions. The discounted cash flows are based upon, among other things, assumptions about expected future operating performance using risk-adjusted discount rates. Actual future results may differ from those estimates. As of the first day of the fourth quarter of fiscal 2013, for each reporting unit, our estimated fair values exceeded the carrying value by substantial margins on a percentage basis. This includes the results for certain earlier stage reporting units, which due to the smaller magnitude of the carrying value and fair value of each respective reporting unit, the margins by which the fair value exceeded the carrying value on an absolute dollar basis were relatively small.
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
Warranty Costs
The liability for product warranties was $17.8 million at the end of fiscal 2013, as compared with $17.1 million at the end of fiscal 2012. We accrue for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on our behalf. Our expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to 5.5 years.
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
Stock-based compensation expense recognized in the Consolidated Statement of Income for fiscal 2013, 2012 and 2011 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. The stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
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

Fiscal Years	2013	2012	2011
(Dollars in thousands)
Revenues:
Product	$1,649,965	$1,566,975	$1,345,876
Service	364,274	262,889	159,095
Subscription	273,885	210,249	139,094
Total revenue	$2,288,124	$2,040,113	$1,644,065
Gross margin	1,203,822	1,046,177	829,581
Gross margin %	52.6%	51.3%	50.5%
Total consolidated operating income	251,737	212,568	156,402
Operating income as a % of revenue	11.0%	10.4%	9.5%
Basis of Presentation
We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2013 was January 3, 2014. Fiscal 2013 was a 53-week year. Fiscal 2012 and 2011 were both 52-week years.
Revenue
In fiscal 2013, total revenue increased by $248.0 million, or 12%, to $2.29 billion from $2.04 billion in fiscal 2012. Of this increase, product revenue increased $83.0 million, or 5%, service revenue increased $101.4 million, or 39%, and subscription revenue increased $63.6 million, or 30%. The product, service and subscription revenue increase in fiscal 2013 as compared to fiscal 2012 was driven primarily by growth across Engineering and Construction and Mobile Solutions, which included organic growth as well as the impact of the TMW acquisition. The product revenue growth was slightly offset by a decrease in Fields Solutions revenue primarily due to softness in GIS markets. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.

On a segment basis, the increase in fiscal 2013 was primarily due to stronger results from the Engineering and Construction and Mobile Solutions segments. Engineering and Construction revenue increased $132.6 million, or 12%, Mobile Solutions increased $117.0 million, or 34%, and Advanced Devices increased $6.5 million, or 5%, partially offset by a decrease in Field Solutions of $8.1 million, or 2%, as compared to fiscal 2012. Revenue growth within Engineering and Construction was driven primarily by organic growth due to global sales of building construction, and to a lesser extent, heavy civil and survey products in the U.S. and Europe. Mobile Solutions revenue increased primarily due to organic growth in the transportation and logistics market, as well as acquisitions not applicable in the prior periods, including TMW, which was acquired in the fourth quarter of fiscal 2012. Advanced Devices revenue increased primarily due to stronger sales of RFID product solutions. Field Solutions revenue decreased slightly due to softness in GIS markets due to economic uncertainties in the U.S., which was partially offset by increased agricultural sales.
In fiscal 2012, total revenue increased by $396.0 million, or 24%, to $2.04 billion from $1.64 billion in fiscal 2011. Of this increase, product revenue increased $221.1 million, or 16%, service revenue increased $103.8 million, or 65%, and subscription revenue increased $71.2 million, or 51%. The product and service revenue increase in fiscal 2012 as compared to fiscal 2011 was driven by organic growth across all segments and acquisitions not applicable in the prior periods including Tekla and PeopleNet which were both acquired in the third quarter of fiscal 2011. Subscription revenue increased primarily due to organic growth in Engineering and Construction and Mobile Solutions as well as the PeopleNet acquisition.
On a segment basis, the increase in fiscal 2012 was primarily due to stronger results from the Engineering and Construction, Field Solutions and Mobile Solutions segments. Engineering and Construction revenue increased $182.9 million, or 20%, Field Solutions increased $68.2 million, or 16%, Mobile Solutions increased $129.6 million, or 59%, and Advanced Devices increased $15.3 million, or 15%, as compared to fiscal 2011. Revenue growth within Engineering and Construction was driven by growth from all main product categories, particularly sales of heavy and highway and construction solutions, as well as the impact of acquisitions. Field Solutions revenue increased primarily due to continued strength in the Agriculture market driven by continued strength in commodity prices and farmer income. Mobile Solutions revenue increased primarily due to PeopleNet's continued organic growth as well as the incremental impact of the PeopleNet acquisition itself, which was acquired in the third quarter of fiscal 2011. To a lesser extent, the fourth quarter 2012 TMW acquisition also had an impact on Mobile Solutions revenue growth. Advanced Devices revenue increased primarily due to unusually stronger sales of timing devices related to cellular infrastructure build-outs.
During fiscal 2013, sales to customers in the United States represented 49%, Europe represented 23%, Asia Pacific represented 14%, and other regions represented 14% of our total revenue. During fiscal 2012, sales to customers in the United States represented 47%, Europe represented 22%, Asia Pacific represented 16%, and other regions represented 15% of our total revenue. During fiscal 2011, sales to customers in the United States represented 45%, Europe represented 24%, Asia Pacific represented 15%, and other regions represented 16% of our total revenue. *We anticipate that sales to international customers will continue to account for a significant portion of our revenue.
No single customer accounted for 10% or more of our total revenue in fiscal 2013, 2012 and 2011. *It is possible, however, that in future periods the failure of one or more large customers to purchase products in quantities anticipated by us may adversely affect the results of operations.
Gross Margin
Our gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, new product start-up costs, and foreign currency translations.
In fiscal 2013, our gross margin increased by $157.6 million as compared to fiscal 2012 primarily due to the increase in total revenue. Gross margin as a percentage of total revenue was 52.6% in fiscal 2013 and 51.3% in fiscal 2012. The increase in the gross margin percentage was due to improved product mix in Engineering and Construction and Mobile Solutions, particularly software, software maintenance and subscription revenue due to organic growth as well as the TMW acquisition, which was partially offset by higher amortization of purchased intangibles.
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

Operating Income
Operating income increased by $39.2 million for fiscal 2013 as compared to fiscal 2012. Operating income as a percentage of total revenue for fiscal 2013 was 11.0% as compared to 10.4% for fiscal 2012. The increase in operating income and operating income percentage was primarily driven by higher revenue and product mix due to higher margin software, service and subscription revenue, partially offset by higher amortization of purchased intangibles due to acquisitions.
Operating income increased by $56.2 million for fiscal 2012 as compared to fiscal 2011. Operating income as a percentage of total revenue for fiscal 2012 was 10.4% as compared to 9.5% for fiscal 2011. The increase in operating income and operating income percentage was primarily driven by higher revenue and product mix, partially offset by higher amortization of purchased intangibles due to acquisitions.
Results by Segment
To achieve distribution, marketing, production, and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions, and Advanced Devices. Segment operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, amortization of inventory step-up, acquisition costs, and restructuring charges.
The following table is a breakdown of revenue and operating income by segment for the periods indicated and should be read in conjunction with the narrative descriptions below.

Fiscal Years	2013	2012	2011
(Dollars in thousands)
Engineering and Construction
Revenue	1,222,040	1,089,424	906,497
Segment revenue as a percent of total revenue	53%	53%	55%
Operating income	251,258	207,174	149,015
Operating income as a percent of segment revenue	21%	19%	16%
Field Solutions
Revenue	473,891	481,962	413,721
Segment revenue as a percent of total revenue	21%	24%	25%
Operating income	173,114	182,134	160,139
Operating income as a percent of segment revenue	37%	38%	39%
Mobile Solutions
Revenue	465,138	348,147	218,540
Segment revenue as a percent of total revenue	20%	17%	13%
Operating income	63,961	32,459	4,461
Operating income as a percent of segment revenue	14%	9%	2%
Advanced Devices
Revenue	127,055	120,580	105,307
Segment revenue as a percent of total revenue	6%	6%	7%
Operating income	26,577	19,166	13,891
Operating income as a percent of segment revenue	21%	16%	13%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Fiscal Years	2013	2012	2011
(in thousands)
Consolidated segment operating income	$514,910	$440,933	$327,506
Unallocated corporate expense	(86,788)	(82,203)	(70,230)
Acquisition costs	(13,544)	(20,455)	(14,972)
Amortization of purchased intangible assets	(162,841)	(125,707)	(85,902)
Consolidated operating income	251,737	212,568	156,402
Non-operating income, net	1,127	16,856	11,052
Consolidated income before taxes	$252,864	$229,424	$167,454
Unallocated corporate expense includes general corporate expense, amortization of inventory step-up, and restructuring cost.
Engineering and Construction
Engineering and Construction revenue increased by $132.6 million, or 12%, while segment operating income increased by $44.1 million, or 21%, for fiscal 2013 as compared to fiscal 2012. The revenue growth was primarily driven by organic growth in the global sales of building construction, and to a lesser extent, heavy highway and survey products in markets that were relatively stable. Sales were strong in the U.S., particularly for building construction products, as the residential and commercial construction markets continued to strengthen. To a lesser extent, Europe was also up. Heavy Civil, which continued to grow, was challenged by the combined effects of the Australian recession, the lack of European investment and the absence of a solution to U.S. highway funding. Survey instruments growth was stable. Segment operating income increased primarily due to higher revenue and product mix, including higher margin software, service, and subscription revenue.
Engineering and Construction revenue increased by $182.9 million, or 20%, while segment operating income increased by $58.2 million, or 39%, for fiscal 2012 as compared to fiscal 2011. The revenue growth was primarily driven by organic growth due to increased sales of heavy civil and building construction products and acquisitions not applicable in the prior periods, including Tekla which was acquired at the beginning of the third quarter of fiscal 2011. The growth within Engineering and Construction revenue was partially offset by the negative impact of foreign currency exchange rates. Segment operating income increased primarily due to higher revenue and improved product mix, including higher margin software. The foreign exchange impact was immaterial to operating income.
Field Solutions
Field Solutions revenue decreased by $8.1 million, or 2%, while segment operating income decreased by $9.0 million, or 5%, for fiscal year 2013 as compared to fiscal 2012. The revenue decrease was primarily due to a decline in GIS markets which continued to be impacted by the pullback of government funding sources, particularly in the U.S. Agriculture was moderately up over the prior year. Weather conditions in the first half of the year, particularly in the U.S. resulted in slower than anticipated agriculture sales. However, sales increased in the second half of the year, with relatively strong growth in Europe. Segment operating income decreased due to reduced operating leverage in GIS.
Field Solutions revenue increased by $68.2 million, or 16%, while segment operating income increased by $22.0 million, or 14%, for fiscal year 2012 as compared to fiscal 2011. There was growth in all major regions in our Agriculture markets due to market penetration as a result of demand for new information and flow control products and increased sales presence. Segment operating income increased primarily due to higher revenue and associated higher gross margin.
Mobile Solutions
Mobile Solutions revenue increased by $117.0 million, or 34%, while segment operating income increased by $31.5 million, or 97% for fiscal year 2013 as compared to fiscal 2012. The revenue increase was primarily due to organic growth in the transportation and logistics market, as well as acquisitions not applicable in the prior periods including TMW which was acquired in the fourth quarter of 2012. Operating income increased due primarily to increased revenue and product mix, including higher software, maintenance and subscription revenue.
Mobile Solutions revenue increased by $129.6 million, or 59%, while segment operating income increased by $28.0 million, or 628%, for fiscal 2012 as compared to fiscal 2011. The revenue increase was primarily due to PeopleNet's continued organic growth as well as acquisition-related growth from a partial period of PeopleNet results in fiscal 2011. Operating income increased due primarily to higher subscription revenue with contributions from PeopleNet as well as field service management gross margin expansion and operating leverage.
Advanced Devices

Advanced Devices revenue increased by $6.5 million, or 5%, and segment operating income increased by $7.4 million, or 39%, for fiscal 2013 as compared to fiscal 2012. The increase in revenue and operating income was primarily driven by increased sales of high margin RFID solutions.
Advanced Devices revenue increased by $15.3 million, or 15%, and segment operating income increased by $5.3 million, or 38%, for fiscal 2012 as compared to fiscal 2011. The increase in revenue and operating income was primarily driven by unusually stronger sales of timing devices related to infrastructure build-outs for cellular networks.
Research and Development, Sales and Marketing, and General and Administrative Expenses
The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total revenue for fiscal years 2013, 2012 and 2011 and should be read in conjunction with the narrative descriptions of those operating expenses below.

Fiscal Years	2013	2012	2011
(Dollars in thousands)
Research and development	$299,421	$256,458	$197,007
Percentage of revenue	13%	13%	12%
Sales and marketing	348,106	313,692	266,804
Percentage of revenue	15%	15%	16%
General and administrative	216,876	195,802	158,375
Percentage of revenue	9%	10%	10%
Total	$864,403	$765,952	$622,186
Percentage of revenue	38%	38%	38%
Overall, R&D, sales and marketing, and G&A expenses increased by approximately $98.5 million in fiscal 2013 compared to fiscal 2012. Substantially all of our R&D costs have been expensed as incurred.
Research and development expense increased by $43.0 million in fiscal 2013, as compared to fiscal 2012. Overall research and development spending was at approximately 13% of revenue in both fiscal 2013 and 2012. The increase in R&D expense in fiscal 2013, as compared to fiscal 2012 was primarily due to the inclusion of expense of $31.6 million from acquisitions not applicable in fiscal 2012, a $9.7 million increase in compensation related expense, and a $1.6 million increase due to unfavorable foreign currency exchange rates.
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
Sales and marketing expense increased by $34.4 million in fiscal 2013 as compared to fiscal 2012. Spending overall was at approximately 15% of revenue in both fiscal 2013 and 2012. The increase in sales and marketing expense in fiscal 2013, as compared to fiscal 2012 was primarily due to the inclusion of expense of $24.9 million from acquisitions not applicable in the prior period, an $8.0 million increase in compensation related expense, and a $1.1 million increase due to unfavorable foreign currency exchange rates.
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

General and administrative expense increased by $21.1 million in fiscal 2013 compared to fiscal 2012. Spending overall was at approximately 9% of revenue in fiscal 2013 compared to 10% in fiscal 2012. The increase in general and administrative expense in fiscal 2013, as compared to fiscal 2012 was primarily due to the inclusion of expense of $23.6 million from acquisitions not applicable in the prior year, a $3.0 million increase in tax, legal and consulting expense and a $1.4 million increase in other expense, partially offset by a $6.9 million decrease in non-recurring acquisition related costs.
General and administrative expense increased by $37.4 million in fiscal 2012 compared to fiscal 2011. Spending overall was at approximately 10% of revenue in both fiscal 2012 and 2011. The increase in general and administrative expense in fiscal 2012, as compared to fiscal 2011 was primarily due to the inclusion of expense of $17.5 million from acquisitions not applicable in the prior year, a $6.8 million increase in non-recurring acquisition related costs, an $11.9 million increase in compensation related expense, a $4.8 million increase in tax, legal and consulting expense, partially offset by a $2.1 million decrease due to favorable foreign currency exchange rates.
Other Operating Expenses
Amortization of Purchased and Other Intangible Assets

Fiscal Years	2013	2012	2011
(in thousands)
Cost of sales	$81,119	$60,277	$37,197
Operating expenses	81,722	65,430	48,705
Total	$162,841	$125,707	$85,902
Total amortization expense of purchased and other intangible assets was $162.8 million in fiscal 2013, of which $81.1 million was recorded in Cost of sales and $81.7 million was recorded in Operating expenses. Total amortization expense of purchased and other intangibles represented 7.1% of revenue in fiscal 2013, an increase of $37.1 million from fiscal 2012 when it represented 6.2% of revenue. The increase was primarily due to the TMW, Actronic and ALK acquisitions and to a lesser extent, other acquisitions made in fiscal 2013, as well as fiscal 2012 acquisition intangibles that included a full year impact of amortization expense in fiscal 2013.
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
Non-operating Income, Net
The following table shows non-operating income, net for the periods indicated and should be read in conjunction with the narrative descriptions below:

Fiscal Years	2013	2012	2011
(in thousands)
Interest expense, net	$(17,582)	$(16,357)	$(7,277)
Foreign currency transaction gain (loss), net	(954)	(2,526)	1,053
Income from equity method investments, net	20,680	24,727	15,349
Other income (loss), net	(1,017)	11,012	1,927
Total non-operating income, net	$1,127	$16,856	$11,052
Total non-operating income, net decreased by $15.7 million during fiscal 2013 compared with fiscal 2012. The decrease was primarily due to an increase in interest expense due to higher average debt balances outstanding, the impact of lower income from equity method investments, namely joint ventures, and gains on the sale of several investments included in Other income, net in the prior year, partially offset by the impact of foreign currency transaction fluctuations.
Total non-operating income, net increased by $5.8 million during fiscal 2012 compared with fiscal 2011. The increase was primarily due to the impact of higher income from equity method investments, namely joint ventures, and gains on the sale of several investments included in Other income, net, partially offset by higher interest expense due to an increase in debt associated with acquisition purchases and the impact of foreign currency transaction fluctuations.
Income Tax Provision
Our effective income tax rate for fiscal 2013, 2012 and 2011 was 14%, 17% and 11% respectively. The fiscal 2013 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and, to a lesser extent, the inclusion of the current year U.S. federal R&D credit, the favorable benefit of the retroactive reinstatement of the 2012 R&D credit and the benefit of the tax rate reduction in Finland.  The fiscal 2012 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income. The fiscal 2011 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and the inclusion of the U.S. federal R&D credit.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not been material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets at the end of fiscal 2013 and 2012.
LIQUIDITY AND CAPITAL RESOURCES

At the End of Fiscal Year	2013	2012	2011
(Dollars in thousands)
Cash and cash equivalents	$147,227	$157,771	$154,621
As a percentage of total assets	4.0%	4.5%	5.8%
Total debt	$758,458	$911,158	$564,436
Fiscal Years	2013	2012	2011
(Dollars in thousands)
Cash provided by operating activities	$414,635	$340,700	$241,629
Cash used in investing activities	$(324,764)	$(764,286)	$(773,565)
Cash provided by (used in) financing activities	$(98,419)	$426,407	$464,167
Effect of exchange rate changes on cash and cash equivalents	$(1,996)	$329	$1,602
Net increase (decrease) in cash and cash equivalents	$(10,544)	$3,150	$(66,167)
Cash and Cash Equivalents
At the end of fiscal 2013, cash and cash equivalents totaled $147.2 million compared to $157.8 million at the end of fiscal 2012. We had debt of $758.5 million at the end of fiscal 2013 compared to $911.2 million at the end of fiscal 2012.
* Our ability to continue to generate cash from operations will depend in large part on profitability, the rate of collections of accounts receivable, our inventory turns and our ability to manage other areas of working capital.
* We believe that our cash and cash equivalents, together with borrowings under our 2012 Credit Facility as described below under the heading “Debt”, will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, and stock purchases under the stock repurchase program for at least the next twelve months.

* We anticipate that planned capital expenditures primarily for continued upgrade of our ERP systems, as well as computer equipment, software, manufacturing tools and test equipment and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.
Operating Activities
Cash provided by operating activities was $414.6 million for fiscal 2013, as compared to $340.7 million for fiscal 2012. The increase of $73.9 million was due to an increase in net income before non-cash depreciation and amortization, primarily attributable to Engineering and Construction and Mobile Solutions segments’ increased operating income, and to a lesser extent, an increase in deferred revenue as well as a decrease in accounts receivable attributable to lower DSO, partially offset by a decrease in accounts payable due to the timing of payments.
Cash provided by operating activities was $340.7 million for fiscal 2012, as compared to $241.6 million for fiscal 2011. The increase of $99.1 million was due to an increase in net income before non-cash depreciation and amortization, primarily attributable to Engineering and Construction, Field Solutions and Mobile Solutions segments’ increased operating income, and to a lesser extent, a decrease in working capital requirements due to higher accounts payable due to the timing of purchases.
Investing Activities
Cash used in investing activities was $324.8 million for fiscal 2013, as compared to $764.3 million for fiscal 2012, primarily due to cash used for business and intangible asset acquisitions. Fiscal 2013 acquisitions included ALK, Trade Services and other acquisitions. Fiscal 2012 acquisitions included TMW, SketchUp and other acquisitions.
Cash used in investing activities was $764.3 million for fiscal 2012, as compared to $773.6 million for fiscal 2011, primarily due to cash used for business and intangible asset acquisitions. Fiscal 2012 acquisitions included TMW, SketchUp, and other acquisitions. Fiscal 2011 acquisitions included Tekla, PeopleNet and other acquisitions.
Financing Activities
Cash used by financing activities was $98.4 million for fiscal 2013, as compared to cash provided of $426.4 million during fiscal 2012. The decrease of $524.8 million was primarily due to a decrease in debt proceeds, net of repayments, slightly offset by an increase in proceeds received from the issuance of common stock related to stock option exercises.
Cash provided by financing activities was $426.4 million for fiscal 2012, as compared to $464.2 million during fiscal 2011. The decrease of $37.8 million was primarily due to a decrease in debt proceeds, net of repayments, primarily used for acquisitions, slightly offset by an increase in proceeds received from the issuance of common stock related to stock option exercises.
Accounts Receivable and Inventory Metrics

At the End of Fiscal Year	2013	2012
Accounts receivable days sales outstanding	55	57
Inventory turns per year	4.1	4.1
Accounts receivable days sales outstanding were down at 55 days at the end of fiscal 2013, as compared to 57 days at the end of fiscal 2012. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times a quarterly average of 91 days. Due to fiscal 2013 being a 53-week year, our accounts receivable days sales outstanding for fiscal 2013 is calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times 98 days for the fourth quarter of fiscal 2013. Our inventory turns were both 4.1 at the end of fiscal 2013 and 2012. Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.
Repatriation of Foreign Earnings and Income Taxes
At the end of fiscal 2013, $116.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. taxes to repatriate these funds due to intercompany financing arrangements with our foreign subsidiaries. While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2012 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
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

At the end of fiscal 2013, our total debt was comprised primarily of a term loan of $665.0 million and a revolving credit line of $22.0 million under the 2012 Credit Facility and a revolving credit line of $63.0 million under the Uncommitted Facilities. Of the total outstanding balance, $630.0 million of the term loan and the $22.0 million revolving credit line are classified as long-term in the Consolidated Balance Sheet. For additional discussion of our debt, see Note 7 of Notes to the Consolidated Financial Statements.

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

We were in compliance with these covenants at the end of fiscal 2013.
The 2012 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2012 Credit Facility, except that acceleration will be automatic in the case of bankruptcy and insolvency events of default.
The weighted average interest rate on the current portion of the debt outstanding under the 2012 Credit Facility and Uncommitted Facilities was 1.31% and 1.96% at the end of fiscal 2013 and 2012, respectively. The interest rate on the non-current debt outstanding under the 2012 Credit Facility was 1.67% and 1.96% at the end of fiscal 2013 and 2012, respectively.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at the end of fiscal 2013:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Principal payments on debt (1)	$758,458	$97,652	$516,306	$144,500	$—
Interest payments on debt (2)	36,767	11,479	20,040	5,248	—
Operating leases	91,802	28,648	36,202	15,064	11,888
Other purchase obligations and commitments (3)	133,010	122,114	9,434	1,462	—
Total	$1,020,037	$259,893	$581,982	$166,274	$11,888

(1)	Amount represents principal payments over the life of the debt obligations. (See Note 7 of the Notes to the Consolidated Financial Statements for further financial information regarding debt.)

(2)
Amount represents the expected interest cash payments relating to our debt. Interest was estimated interest payments that are not recorded on our Consolidated Balance Sheets. Interest was estimated to be 1.62% per annum, based upon recent trends, and is not included in our Consolidated Balance Sheets.

(3)
Other purchase obligations and commitments primarily represent open non-cancelable purchase orders for material purchases with our vendors, and also include estimated payments due for acquisition related earn-outs and holdbacks. Purchase obligations exclude agreements that are cancelable without penalty.

At the end of fiscal 2013 we had unrecognized tax benefits (included in Other non-current liabilities) of $36.0 million, including interest and penalties. At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability, and therefore, such amounts are not included in the contractual obligations table above.
EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements is disclosed in Note 2 of the Notes to Consolidated Financial Statements.
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures included in the following tables as well as detailed explanations to the adjustments to comparable GAAP measures, are set forth below:
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
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangible assets, stock-based compensation, litigation and acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs and acquisition bonus payments from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
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

Non-GAAP non-operating income, net

We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income, net excludes acquisition and divestiture gains/losses associated with unusual acquisition related items such as adjustments to the fair value of earn-out liabilities and gains or losses related to the acquisition or sale of certain businesses and investments, and a note impairment cost on a potential equity investment. These gains/losses are specific to particular acquisitions and divestitures and vary significantly in amount and timing. Non-GAAP non-operating income, net also excludes the write-off of debt issuance costs associated with a terminated or modified credit facility as well as foreign exchange gains/losses specifically associated with hedges for two of our acquisitions. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.

Non-GAAP income tax provision

Non-GAAP items tax effected adjusts the provision for income taxes to reflect the effect of certain non-GAAP items on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in our non-GAAP presentation.

Non-GAAP net income

This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a write off of debt issuance costs associated with a terminated or modified credit facility, foreign exchange (gains) losses from hedges associated with two of our acquisitions, litigation, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.

Non-GAAP diluted net income per share

We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a write off of debt issuance costs associated with a terminated or modified credit facility, foreign exchange (gains) losses from hedges associated with two of our acquisitions, litigation and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.

Non-GAAP operating leverage

We believe this information is beneficial to investors as a measure of how much incremental revenue contributed to our operating income. Non-GAAP operating leverage is the increase in non-GAAP operating income as a percentage of the increase in revenue. We believe that this information offers investors supplemental information to evaluate our current performance and to compare to our past non-GAAP operating leverage.
Non-GAAP segment operating income

Non-GAAP segment operating income excludes stock-based compensation from GAAP segment operating income. We believe this information is useful to investors because some may exclude stock-based compensation as an alternative view when assessing trends in the operating income of our segments.
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our “core operating performance” as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, foreign exchange (gains) losses from hedges associated with two of our acquisitions, litigation, and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - ( K ) below,

		Fiscal Years
		2013		2012		2011
(Dollars in thousands, except per share data)		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
GROSS MARGIN:
GAAP gross margin:		$1,203,822	52.6%	$1,046,177	51.3%	$829,581	50.5%
Restructuring	( A )	860	—%	156	—%	466	—%
Amortization of purchased intangible assets	( B )	81,119	3.6%	60,277	3.0%	37,197	2.3%
Stock-based compensation	( C )	2,573	0.1%	2,005	0.1%	1,955	0.1%
Amortization of acquisition-related inventory step-up	( D )	1,505	0.1%	2,357	0.1%	3,802	0.2%
Non-GAAP gross margin:		$1,289,879	56.4%	$1,110,972	54.5%	$873,001	53.1%
OPERATING EXPENSES:
GAAP operating expenses:		$952,085	41.6%	$833,609	40.9%	$673,179	40.9%
Restructuring	( A )	(5,960)	(0.3)%	(2,227)	(0.1)%	(2,288)	(0.1)%
Amortization of purchased intangible assets	( B )	(81,722)	(3.5)%	(65,430)	(3.2)%	(48,705)	(3.0)%
Stock-based compensation	( C )	(33,869)	(1.4)%	(30,655)	(1.5)%	(26,496)	(1.6)%
Acquisition / divestiture items	( E )	(13,195)	(0.6)%	(21,662)	(1.1)%	(14,892)	(0.9)%
Litigation	( H )	(1,335)	(0.1)%	—	—%	—	—%
Non-GAAP operating expenses:		$816,004	35.7%	$713,635	35.0%	$580,798	35.3%
OPERATING INCOME:
GAAP operating income:		$251,737	11.0%	$212,568	10.4%	$156,402	9.5%
Restructuring	( A )	6,820	0.3%	2,383	0.1%	2,754	0.2%
Amortization of purchased intangible assets	( B )	162,841	7.1%	125,707	6.2%	85,902	5.2%
Stock-based compensation	( C )	36,442	1.5%	32,660	1.6%	28,451	1.8%
Amortization of acquisition-related inventory step-up	( D )	1,505	0.1%	2,357	0.1%	3,802	0.2%
Acquisition / divestiture items	( E )	13,195	0.6%	21,662	1.1%	14,892	0.9%
Litigation	( H )	1,335	0.1%	—	—%	—	—%
Non-GAAP operating income:		$473,875	20.7%	$397,337	19.5%	$292,203	17.8%
NON-OPERATING INCOME, NET:
GAAP non-operating income, net:		$1,127		$16,856		$11,052
Acquisition / divestiture items	( E )	1,430		(7,257)		(264)
Debt issuance cost write-off	( F )	—		82		377
Foreign exchange (gain)/loss associated with acquisitions	( G )	—		1,578		(1,768)
Non-GAAP non-operating income, net:		$2,557		$11,259		$9,397

			GAAP and Non-GAAP Tax Rate % (J)		GAAP and Non-GAAP Tax Rate % (J)		GAAP and Non-GAAP Tax Rate % (J)
INCOME TAX PROVISION:
GAAP income tax provision:		$34,698	14%	$39,708	17%	$18,545	11%
Non-GAAP items tax effected:	(H)	30,064		30,635		13,696
Non-GAAP income tax provision:		$64,762	14%	$70,343	17%	$32,241	11%
NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$218,855		$191,060		$150,755
Restructuring	( A )	6,820		2,383		2,754
Amortization of purchased intangible assets	( B )	162,841		125,707		85,902
Stock-based compensation	( C )	36,442		32,660		28,451
Amortization of acquisition-related inventory step-up	( D )	1,505		2,357		3,802
Acquisition / divestiture items	( E )	14,625		14,405		14,627
Debt issuance cost write-off	( F )	—		82		377
Foreign exchange (gain)/loss associated with acquisitions	( G )	—		1,578		(1,768)
Litigation	( H )	1,335		—		—
Non-GAAP items tax affected	( I )	(30,064)		(30,635)		(13,696)
Non-GAAP net income attributable to Trimble Navigation Ltd.		$442,423		$339,597		$271,204
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.84		$0.74		$0.60
Restructuring	(A)	0.03		0.01		0.01
Amortization of purchased intangible assets	(B)	0.62		0.49		0.34
Stock-based compensation	(C)	0.14		0.13		0.11
Amortization of acquisition-related inventory step-up	(D)	—		0.01		0.02
Acquisition / divestiture items	(E)	0.06		0.05		0.06
Debt issuance cost write-off	(F)	—		—		—
Foreign exchange (gain)/loss associated with acquisitions	(G)	—		0.01		(0.01)
Litigation	( H )	0.01		—		—
Non-GAAP items tax affected	( I )	(0.12)		(0.12)		(0.05)
Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$1.58		$1.32		$1.08
OPERATING LEVERAGE:
Increase in non-GAAP operating income		$76,538		$105,134		$74,537
Increase in revenue		$248,011		$396,048		$350,128
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)		30.9%		26.5%		21.3%

		Fiscal Years
		2013		2012		2011
(Dollars in thousands, except per share data)			% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:		$251,258	20.6%	$207,174	19%	$149,015	16.4%
Stock-based compensation	(K)	12,325	1.0%	11,954	1.1%	10,140	1.2%
Non-GAAP operating income before corporate allocations:		$263,583	21.6%	$219,128	20.1%	$159,155	17.6%
Field Solutions
GAAP operating income before corporate allocations:		$173,114	36.5%	$182,134	37.8%	$160,139	38.7%
Stock-based compensation	(K)	3,068	0.7%	2,750	0.6%	2,269	0.6%
Non-GAAP operating income before corporate allocations:		$176,182	37.2%	$184,884	38.4%	$162,408	39.3%
Mobile Solutions
GAAP operating income before corporate allocations:		$63,961	13.8%	$32,459	9.3%	$4,461	2%
Stock-based compensation	(K)	4,002	0.8%	2,115	0.6%	2,943	1.4%
Non-GAAP operating income before corporate allocations:		$67,963	14.6%	$34,574	9.9%	$7,404	3.4%
Advanced Devices
GAAP operating income before corporate allocations:		$26,577	20.9%	$19,166	15.9%	$13,891	13.2%
Stock-based compensation	(K)	3,295	2.6%	2,467	2%	2,566	2.4%
Non-GAAP operating income before corporate allocations:		$29,872	23.5%	$21,633	17.9%	$16,457	15.6%

A.
Restructuring costs. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance. We have incurred restructuring expense in each of the last three years. However the amount incurred can vary significantly based on whether a restructuring has occurred in the period and the timing of headcount reductions.

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For fiscal years 2013, 2012 and 2011, stock-based compensation was allocated as follows:

	Fiscal Years
(in thousands)	2013	2012	2011
Cost of sales	$2,573	$2,005	$1,955
Research and development	5,039	5,319	4,624
Sales and Marketing	7,329	7,017	6,672
General and administrative	21,501	18,319	15,200
	$36,442	$32,660	$28,451

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

E.
Acquisition / divestiture items. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs and acquisition bonus payments. Included in our GAAP presentation of non-operating income, net, acquisition / divestiture items includes unusual acquisition, investment, or divestiture gains/losses such as adjustments to the fair value of earn-out liabilities, gains/losses on acquisitions or divestitures of certain businesses and investments, and a note impairment cost on a potential equity investment. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

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

H.
Litigation. This amount represents the settlement of litigation related to a pre-acquisition agreement with a contract manufacturer. We have excluded this litigation settlement cost from our non-GAAP measures because it is a non-recurring expense that is not indicative of our ongoing operating results. We further believe that excluding this item from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

I.
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) – (H) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

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

We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $13.8 million, $13.4 million, and $10.5 million for fiscal years 2013, 2012, and 2011, respectively.

Non-GAAP Operating Income
Non-GAAP operating income increased by $76.5 million for fiscal 2013 as compared to fiscal 2012, and increased by $105.1 million for fiscal 2012 as compared to fiscal 2011. Non-GAAP operating income as a percentage of total revenue was 20.7%, 19.5%, and 17.8% for fiscal years 2013, 2012, and 2011, respectively.
The increase in operating income and operating income percentage for 2013 was primarily driven by higher revenue and product mix due to higher margin software, service and subscription revenue in Engineering and Construction and Mobile Solutions. The increase in operating income and operating income percentage for 2012 was primarily driven by higher revenue in Engineering and Construction, Field Solutions and Mobile Solutions, as well as product mix in Engineering and Construction.

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
We are exposed to market risk due to the possibility of changing interest rates under our credit facilities. Our 2012 credit facility is comprised of an unsecured term loan and a revolving credit agreement with maturity dates of November 21, 2017 and also two unsecured uncommitted revolving credit agreements that are callable by the bank at any time. We may borrow funds under these facilities in U.S. Dollars or in certain other currencies and borrowings will bear interest as described under Note 7 of Notes to the Consolidated Financial Statements.
At the end of fiscal 2013, our total debt was comprised primarily of a term loan of $665.0 million and a revolving credit line of $22.0 million under the 2012 Credit Facility and a revolving credit line of $63.0 million under the Uncommitted Facilities. A hypothetical 10% increase in our borrowing rates at the end of fiscal 2013 could result in approximately $1.2 million annual increase in interest expense on the existing principal balances.
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
The majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Canadian Dollar, Swedish Krona, New Zealand Dollar, British pound, and Chinese Yuan.
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In fiscal 2013, revenue was positively impacted by foreign currency exchange rates by $11.3 million. The impact to operating income was immaterial.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Chinese Yuan, Indian Rupee, Brazilian Real, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign exchange forward contracts outstanding at the end of fiscal 2013 and 2012 are summarized as follows (in thousands):

	At the End of Fiscal 2013		At the End of Fiscal 2012
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(41,850)	$(165)	$(44,089)	$135
Sold	$136,952	$(274)	$58,628	$(212)

TRIMBLE NAVIGATION LIMITED

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

At the End of Fiscal Year	2013	2012
(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$147,227	$157,771
Accounts receivable, less allowance for doubtful accounts of $6,317 and $6,318, and sales return reserve of $3,190 and $2,763 at the end of fiscal 2013 and 2012, respectively	337,932	323,477
Other receivables	23,143	17,327
Inventories, net	254,311	240,529
Deferred income tax assets	38,597	43,473
Other current assets	35,807	33,396
Total current assets	837,017	815,973
Property and equipment, net	142,975	96,890
Goodwill	1,989,470	1,815,699
Other purchased intangible assets, net	619,399	644,419
Other non-current assets	111,979	96,123
Total assets	$3,700,840	$3,469,104
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$106,402	$38,092
Accounts payable	112,522	124,532
Accrued compensation and benefits	95,866	86,064
Deferred revenue	159,295	138,920
Accrued warranty expense	17,781	17,066
Other current liabilities	85,124	63,996
Total current liabilities	576,990	468,670
Non-current portion of long-term debt	652,056	873,066
Non-current deferred revenue	20,431	7,262
Deferred income tax liabilities	136,399	148,260
Other non-current liabilities	80,982	58,322
Total liabilities	1,466,858	1,555,580
Commitments and contingencies
Shareholders’ equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 360,000 shares authorized; 258,711 and 254,486 shares issued and outstanding at the end of fiscal 2013 and 2012, respectively	1,106,017	1,006,818
Retained earnings	1,081,695	868,026
Accumulated other comprehensive income	33,194	22,611
Total Trimble Navigation Ltd. shareholders’ equity	2,220,906	1,897,455
Noncontrolling interests	13,076	16,069
Total shareholders' equity	2,233,982	1,913,524
Total liabilities and shareholders’ equity	$3,700,840	$3,469,104
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years	2013	2012	2011
(In thousands, except per share data)
Revenue:
Product	$1,649,965	$1,566,975	$1,345,876
Service	364,274	262,889	159,095
Subscription	273,885	210,249	139,094
Total revenues	2,288,124	2,040,113	1,644,065
Cost of sales:
Product	776,597	767,526	663,868
Service	141,904	100,286	71,470
Subscription	84,682	65,847	41,949
Amortization of purchased intangible assets	81,119	60,277	37,197
Total cost of sales	1,084,302	993,936	814,484
Gross margin	1,203,822	1,046,177	829,581
Operating expense
Research and development	299,421	256,458	197,007
Sales and marketing	348,106	313,692	266,804
General and administrative	216,876	195,802	158,375
Restructuring charges	5,960	2,227	2,288
Amortization of purchased intangible assets	81,722	65,430	48,705
Total operating expense	952,085	833,609	673,179
Operating income	251,737	212,568	156,402
Non-operating income, net
Interest expense, net	(17,582)	(16,357)	(7,277)
Foreign currency transaction gain (loss), net	(954)	(2,526)	1,053
Income from equity method investments, net	20,680	24,727	15,349
Other income (loss), net	(1,017)	11,012	1,927
Total non-operating income, net	1,127	16,856	11,052
Income before taxes	252,864	229,424	167,454
Income tax provision	34,698	39,708	18,545
Net income	218,166	189,716	148,909
Less: Net loss attributable to noncontrolling interests	(689)	(1,344)	(1,846)
Net income attributable to Trimble Navigation Ltd.	$218,855	$191,060	$150,755
Basic earnings per share	$0.85	$0.76	$0.61
Shares used in calculating basic earnings per share	256,648	251,132	245,450
Diluted earnings per share	$0.84	$0.74	$0.60
Shares used in calculating diluted earnings per share	261,206	256,774	252,266

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years	2013	2012	2011
(In thousands)
Net income	$218,166	$189,716	$148,909
Foreign currency translation adjustments, net of tax of $(553) in 2013, $564 in 2012, and $(3,899) in 2011	10,221	17,985	(42,328)
Net unrealized actuarial gain (loss)	362	(514)	(559)
Comprehensive income	228,749	207,187	106,022
Less: Comprehensive loss attributable to the noncontrolling interests	(689)	(1,344)	(1,846)
Comprehensive income attributable to Trimble Navigation Ltd.	$229,438	$208,531	$107,868
See accompanying Notes to the Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount
(In thousands, except per share data)
Balance at the end of fiscal 2010	241,878	$781,779	$536,350	$48,027	$1,366,156	$19,543	$1,385,699
Net income			150,755		150,755	(1,846)	148,909
Other comprehensive income				(42,887)	(42,887)		(42,887)
Comprehensive income					107,868		106,022
Issuance of common stock under employee plans, net of tax withholdings	5,448	47,335	(1,466)		45,869		45,869
Stock based compensation		28,759			28,759		28,759
Noncontrolling interest investments					—	1,912	1,912
Tax benefit from stock option exercises		20,641			20,641		20,641
Balance at the end of fiscal 2011	247,326	$878,514	$685,639	$5,140	$1,569,293	$19,609	$1,588,902
Net income			191,060		191,060	(1,344)	189,716
Other comprehensive income				17,471	17,471		17,471
Comprehensive income					208,531		207,187
Issuance of common stock under employee plans, net of tax withholdings	7,160	67,860	(8,673)		59,187		59,187
Stock based compensation		32,808			32,808		32,808
Noncontrolling interest investments		103			103	(2,196)	(2,093)
Tax benefit from stock option exercises		27,533			27,533		27,533
Balance at the end of fiscal 2012	254,486	$1,006,818	$868,026	$22,611	$1,897,455	$16,069	$1,913,524
Net income			218,855		218,855	(689)	218,166
Other comprehensive income				10,583	10,583		10,583
Comprehensive income					229,438		228,749
Issuance of common stock under employee plans, net of tax withholdings	4,225	52,893	(5,186)		47,707		47,707
Stock based compensation		36,604			36,604		36,604
Noncontrolling interest investments		(4,227)			(4,227)	(2,304)	(6,531)
Tax benefit from stock option exercises		13,929			13,929		13,929
Balance at the end of fiscal 2013	258,711	$1,106,017	$1,081,695	$33,194	$2,220,906	$13,076	$2,233,982

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years	2013	2012	2011
(In thousands)
Cash flows from operating activities:
Net income	$218,166	$189,716	$148,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	26,736	23,691	20,509
Amortization expense	162,841	125,707	85,902
Provision for doubtful accounts	1,909	2,030	1,913
Deferred income taxes	(14,963)	(1,369)	(26,305)
Stock-based compensation	36,442	32,660	28,451
Income from equity method investments	(20,680)	(24,727)	(15,349)
Acquisition / divestiture (gain)/loss	1,430	(7,257)	(264)
Excess tax benefit for stock-based compensation	(13,540)	(25,345)	(14,762)
Provision for excess and obsolete inventories	3,157	6,234	8,410
Other non-cash items	(657)	(4,221)	2,407
Add decrease (increase) in assets:
Accounts receivable	(4,070)	(24,388)	(31,874)
Other receivables	2,302	(5,017)	30,141
Inventories	(11,351)	(8,402)	(30,139)
Other current and non-current assets	(11,811)	(7,945)	10,519
Add increase (decrease) in liabilities:
Accounts payable	(15,834)	25,985	(4,310)
Accrued compensation and benefits	4,047	7,889	2,469
Deferred revenue	29,394	16,560	18,775
Accrued warranty expense	675	(1,520)	644
Accrued liabilities	20,442	20,419	5,583
Net cash provided by operating activities	414,635	340,700	241,629
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(258,797)	(728,114)	(759,737)
Acquisitions of property and equipment	(70,877)	(54,071)	(23,278)
Dividends received from equity method investments	7,672	13,178	12,398
Other	(2,762)	4,721	(2,948)
Net cash used in investing activities	(324,764)	(764,286)	(773,565)
Cash flows from financing activities:
Issuance of common stock, net of tax withholdings	47,707	59,187	45,869
Excess tax benefit for stock-based compensation	13,540	25,345	14,762
Proceeds from debt and revolving credit lines	407,678	1,199,352	734,225
Payments on debt and revolving credit lines	(567,344)	(857,477)	(330,689)
Net cash provided by (used in) financing activities	(98,419)	426,407	464,167
Effect of exchange rate changes on cash and cash equivalents	(1,996)	329	1,602
Net increase (decrease) in cash and cash equivalents	(10,544)	3,150	(66,167)
Cash and cash equivalents, beginning of fiscal year	157,771	154,621	220,788
Cash and cash equivalents, end of fiscal year	$147,227	$157,771	$154,621
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS
Trimble Navigation Limited (Trimble or the Company) began operations in 1978 and incorporated in California in 1981. The Company provides technology solutions that enable professionals and field mobile workers to improve or transform their work processes. The solutions are used across a range of industries including agriculture, architecture, civil engineering, construction, environmental management, government, natural resources, transportation and utilities. Representative customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, enterprise firms with large-scale fleets, energy, mining and utility companies, and state, federal and municipal governments.

Products are sold based on return on investment and frequently provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and compliance and reduced environmental impact. Product examples include: equipment that automates large industrial equipment such as tractors and bulldozers; surveying instruments; integrated systems that track fleets of vehicles and workers and provide real-time information and powerful analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or farm; and building information modeling (BIM) software that is used throughout the design, build, and operation of buildings. The Company also manufacture components for in-vehicle navigation and telematics systems and timing modules used in the synchronization of wireless networks.
NOTE 2: ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for allowances for doubtful accounts, sales returns reserve, allowances for inventory valuation, warranty costs, investments, goodwill impairment, intangibles impairment, purchased intangibles, stock-based compensation, and income taxes among others. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may differ materially from management’s estimates.
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2013 was a 53-week year and ended on January 3, 2014. Fiscal 2012 and 2011 were both 52-week years, and ended on December 28, 2012 and December 30, 2011, respectively. Unless otherwise stated, all dates refer to the Company’s fiscal year.
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
On March 20, 2013 the Company effected a 2-for-1 split of all outstanding shares of Common Stock. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.
Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation, including certain line items within the Consolidated Statement of Cash Flows as well as the components of deferred taxes in Note 10.
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
The Company is also exposed to credit risk in the Company’s trade receivables, which are derived from sales to end-user customers in diversified industries as well as various resellers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally does not require collateral.
With Flextronics Corporation International as an exclusive manufacturing partner for many of its products, the Company is dependent upon a sole supplier for the manufacture of these products. In addition, the Company relies on sole suppliers for a number of its critical components.
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
Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balances. Factors influencing these adjustments include declines in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues.
Business Combinations
The Company allocates the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquiree generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill.
When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Goodwill and Purchased Intangible Assets
Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks and in-process research and development. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one month to twelve years with a weighted average useful life of 6.4 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth fiscal quarter of each year based on the values on the first day of that quarter. For the Company's annual goodwill impairment test in the fourth quarter of fiscal 2013, the Company chose not to perform the optional qualitative assessment for any of its reporting units. Instead, goodwill was reviewed for impairment utilizing a quantitative two-step process.  In the first step of this test, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. When the Company performs a quantitative assessment of goodwill impairment, the determination of fair value of a reporting unit involves the use of significant estimates and assumptions. The discounted cash flows are based upon, among other things, assumptions about expected future operating performance using risk-adjusted discount rates. Actual future results may differ from those estimates. As of the first day of the fourth quarter of fiscal 2013, for each reporting unit, the Company’s estimated fair values exceeded the carrying values by substantial margins on a percentage basis. This includes the results for certain earlier stage reporting units, which due to the smaller magnitude of the carrying value and fair value of each respective reporting unit, the margins by which the fair value exceeded the carrying value on an absolute dollar basis were relatively small.
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
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, shipment has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.
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
Revenue from sales to distributors and dealers is recognized upon shipment, assuming all other criteria for revenue recognition have been met. Distributors and dealers do not have a right of return.
Revenue from purchased extended warranty and post contract support (PCS) agreements is deferred and recognized ratably over the term of the warranty or support period. Revenue from the Company's subscription services related to its hardware and software applications is recognized ratably over the term of the subscription service period beginning on the date that service is made available to the customer, assuming all revenue recognition criteria have been met.
The Company presents revenue net of sales taxes and any similar assessments.

The Company’s software arrangements generally consist of a perpetual license fee and PCS. The Company generally has established vendor-specific objective evidence (VSOE) of fair value for the Company’s PCS contracts based on the renewal rate. The remaining value of the software arrangement is allocated to the license fee using the residual method. License revenue is primarily recognized when the software has been delivered and fair value has been established for all remaining undelivered elements. In cases where VSOE of fair value for PCS is not established, revenue is recognized ratably over the PCS period after all software deliverables have been made and the only the undelivered element is PCS.
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
Changes in the Company’s product warranty liability during the fiscal years ended 2013 and 2012 are as follows:

At the End of Fiscal Year	2013	2012
(in thousands)
Beginning balance	$17,066	$18,444
Acquired warranties	154	62
Accruals for warranties issued	20,356	21,909
Changes in estimates	402	(1,091)
Warranty settlements (in cash or in kind)	(20,197)	(22,258)
Ending Balance	$17,781	$17,066

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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not been material and no liabilities have been recorded on the Consolidated Balance Sheets at the end of fiscal 2013 and 2012.
Advertising Costs
The Company expenses all advertising costs as incurred. Advertising expense was approximately $33.8 million, $32.9 million, and $23.7 million, in fiscal 2013, 2012 and 2011, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not significant and were expensed as incurred. The Company received third party funding of approximately $5.1 million, $3.5 million, and $7.8 million in fiscal 2013, 2012 and 2011, respectively. The Company offsets research and development expense with any third party funding earned. The Company retains the rights to any technology developed under such arrangements.
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
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment owned is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms when applicable. Useful lives generally include a range from four to six years for machinery and equipment, five to seven years for furniture and fixtures, two to five years for computer equipment and software, 39 years for buildings, and the life of the lease for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range generally from two to five years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $26.7 million in fiscal 2013, $23.7 million in fiscal 2012 and $20.5 million in fiscal 2011.
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash, certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Chinese Yuan, Indian Rupee, Brazilian Real, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. The Company occasionally enters into foreign exchange forward contracts to hedge the purchase price of some of its larger business acquisitions. The Company does not enter into foreign exchange forward contracts for trading purposes.
Income Taxes

Income taxes are accounted for under the liability method whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not such assets will not be realized. The Company’s valuation allowance is primarily attributable to foreign net operating losses and state research and development credit carryforwards. Management believes that it is more likely than not that the Company will not realize certain of these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts. Valuation allowance adjustments associated with an acquisition after the measurement period are recorded through income tax expense.
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
Computation of Earnings Per Share
The number of shares used in the calculation of basic earnings per share represents the weighted average common shares outstanding during the period and excludes any potentially dilutive securities including outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, unvested restricted stock units and restricted stock awards, warrants, and convertible securities. The dilutive effects of outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, non-vested restricted stock units and restricted stock awards, warrants, and convertible securities are included in diluted earnings per share.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that will generally require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Trimble will adopt this new standard on a prospective basis in the first quarter of fiscal 2014.  The Company does not anticipate a material impact on its consolidated financial statements as a result of this change.

NOTE 3: EARNINGS PER SHARE

Basic earnings per share is computed by dividing Net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing Net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table shows the computation of basic and diluted earnings per share:

Fiscal Years	2013	2012	2011
(in thousands, except per share data)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$218,855	$191,060	$150,755
Denominator:
Weighted average number of common shares used in basic earnings per share	256,648	251,132	245,450
Effect of dilutive securities	4,558	5,642	6,816
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	261,206	256,774	252,266
Basic earnings per share	$0.85	$0.76	$0.61
Diluted earnings per share	$0.84	$0.74	$0.60

For fiscal 2013, 2012 and 2011 the Company excluded 3.1 million shares, 4.8 million shares and 3.8 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 4: BUSINESS COMBINATIONS
During fiscal 2013, 2012 and 2011 the Company acquired multiple businesses, all with cash consideration. The Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition.
During fiscal 2013, the Company acquired sixteen businesses across its Engineering and Construction, Field Solutions, and Mobile Solutions segments. None of the acquisitions were significant individually or in the aggregate. The purchase prices ranged from less than $0.5 million to $80.0 million. The largest acquisitions were of a company that provides product and pricing information to the MEP industry within the Engineering and Construction segment, and a software for logistics provider within the Mobile Solutions segment. In the aggregate, the business acquired during fiscal 2013 collectively contributed less than three percent to the Company's total revenue during fiscal 2013.
During fiscal 2012 none of the acquisitions completed were significant individually, but in the aggregate they were significant. TMW, representing 45% of the total cash consideration, was the largest of the 2012 acquisitions, and related information is presented below. During fiscal 2011, each of the acquisitions was not material individually except for the acquisition of Tekla Corporation (“Tekla”) in July 2011, which related information is presented below.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of each acquisition. For certain acquisitions completed in fiscal 2013, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value set forth below are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions of $13.5 million, $20.5 million and $14.9 million in fiscal 2013, 2012, and 2011, respectively were expensed as incurred and were included in General and administrative expenses in the Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during fiscal 2013, 2012 and 2011 including TMW and Tekla:

(in thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Fair value of total purchase consideration	$284,710	$747,822	$797,801
Fair value of net assets acquired	20,919	28,846	23,121
Identified intangible assets	130,063	284,861	374,928
Deferred taxes	(26,326)	(69,774)	(96,330)
Noncontrolling interest	(1,968)	(387)	—
Goodwill	$162,022	$504,276	$496,082
Intangible Assets
The following table presents details of the Company’s total intangible assets:

	At the End of Fiscal 2013			At the End of Fiscal 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$699,479	$(363,389)	$336,090	$610,643	$(267,952)	$342,691
Trade names and trademarks	46,195	(28,699)	17,496	42,512	(23,241)	19,271
Customer relationships	424,630	(189,338)	235,292	385,269	(135,571)	249,698
Distribution rights and other intellectual properties	79,844	(49,323)	30,521	72,510	(39,751)	32,759
	$1,250,148	$(630,749)	$619,399	$1,110,934	$(466,515)	$644,419
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
The following table presents details of the amortization expense of purchased and other intangible assets as reported in the Consolidated Statements of Income:

Fiscal Years	2013	2012	2011
(in thousands)
Reported as:
Cost of sales	$81,119	$60,277	$37,197
Operating expenses	81,722	65,430	48,705
Total	$162,841	$125,707	$85,902
The estimated future amortization expense of intangible assets at the end of fiscal 2013, is as follows (in thousands):

2014	$151,661
2015	138,975
2016	119,502
2017	97,629
2018	68,103
Thereafter	43,529
Total	$619,399
Goodwill
The changes in the carrying amount of goodwill for fiscal 2013 are as follows (in thousands):

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
At the end of fiscal 2012	$958,103	$68,684	$763,386	$25,526	$1,815,699
Additions due to acquisitions	109,119	18,513	34,390	—	162,022
Purchase price adjustments	26	—	441	35	502
Foreign currency translation adjustments	12,992	1,454	(2,123)	(1,076)	11,247
At the end of fiscal 2013	$1,080,240	$88,651	$796,094	$24,485	$1,989,470
TMW and Tekla Acquisitions
On October 2, 2012, the Company acquired all the outstanding shares of common stock of privately-held TMW Systems, Inc. (TMW) of Beachwood, Ohio, a provider of enterprise software to transportation and logistics (T&L) companies. TMW's transportation software platform serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission critical business processes are automated. TMW's enterprise software currently integrates with Trimble's T&L solutions

(primarily PeopleNet), and one of the objectives of the acquisition was to leverage complementary technology to deliver to customers a more comprehensive and integrated end to end solution for transportation management. Additionally, Trimble's global presence was expected to extend TMW's reach and scope beyond its leading position in North America.
TMW’s results of operations since October 2, 2012 have been included in the Company’s Consolidated Statements of Income. TMW’s performance is reported under the Mobile Solutions business segment.
On July 8, 2011, the Company acquired 99.46% of the outstanding shares of Tekla. The Company purchased the remaining shares of Tekla in February 2012 after completing compulsory redemption proceedings under the Finish Companies Act. Tekla is a provider of information model based software for the building and construction and infrastructure and energy industries. The objective of the acquisition was to integrate Tekla's Building Information Modeling (BIM) software solutions with Trimble's building construction estimating, project management and BIM-to-field solutions and enable productivity solutions for contractors around the world. Tekla's infrastructure and energy solutions complement Trimble's portfolio of utility and municipality solutions. Additionally, Trimble's global customer base was expected to extend Tekla's customer reach while Tekla's global presence in the building and construction market was expected to benefit Trimble's own customer reach.
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
The following table summarizes the consideration transferred to acquire TMW and Tekla, the assets acquired and liabilities assumed, and the estimated useful lives of the identifiable intangible assets acquired as of the date of each acquisition:

	2012		2011
	TMW		Tekla
(Dollars in thousands)
Total purchase consideration	$333,414		$457,387	*
Net tangible assets acquired	3,068		13,279
Intangible assets acquired:		Estimated Useful Life			Estimated Useful Life
Developed product technology	71,250	6 years	107,260		7 years
In-process research and development	—		7,591		Evaluated upon completion
Order backlog	2,630	1 year	1,246		6 months
Customer relationships	70,900	8 years	83,929		8 years
Trade name	4,200	5 years	7,648		8 years
Subtotal	148,980		207,674
Deferred tax liability	(52,495)		(53,996)
Less fair value of all assets/liabilities acquired	99,553		166,957
Goodwill	$233,861		$290,430

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

Details of the net tangible assets acquired are as follows:

	2012	2011
	TMW	Tekla
(Dollars in thousands)
Cash and cash equivalents	$1,478	$12,871
Accounts receivable	17,719	12,862
Other receivables	549	1,712
Deferred income taxes	1,162	—
Other current assets	1,967	2,181
Property and equipment, net	1,773	4,066
Other non-current assets	278	5,113
Accounts payable	(409)	(1,329)
Accrued liabilities	(8,642)	(12,842)
Deferred revenue liability	(7,677)	(10,048)
Deferred income tax liabilities	(4,841)	—
Other non-current liabilities	(289)	(1,307)
Net tangible assets acquired	$3,068	$13,279

Goodwill recorded for TMW and Tekla consisted of a valuable assembled workforce, a proven ability to generate new products and services to drive future revenue, and a premium paid by the Company for synergies unique to its business. Of the $290.4 million of goodwill recorded for the Tekla acquisition, $245.6 million was assigned to the Engineering and Construction segment and $44.8 million was assigned to the Field Solutions segment. The $233.9 million recorded for TMW was assigned to the Mobile Solutions segment. None of the amounts assigned to goodwill are expected to be deductible for tax purposes.
The following table presents pro forma results of operations of the Company, TMW and Tekla, as if the companies had been combined as of the beginning of the earliest period presented.  The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results. Included in the pro forma results are fair value adjustments based on the fair value of assets acquired and liabilities assumed as of the acquisition date. During fiscal 2012, TMW contributed $16.5 million of revenue and recorded $1.7 million of operating income. During fiscal 2011, Tekla contributed $35.9 million of revenue and recorded $0.1 million of operating income. Pro-forma results include amortization of intangible assets related to the acquisitions, interest expense for debt used to purchase TMW and Tekla, acquisition related costs associated with the purchases, income tax effects, and for fiscal 2011 the pro forma results exclude a foreign currency transaction gain recognized on a hedge. The pro forma information for fiscal 2012 and 2011 is as follows:

Fiscal Years	2012	2011
(Dollars in thousands)
Total revenues	$2,132,918	$1,784,822
Net income	193,837	143,850
Net income attributable to Trimble Navigation Ltd.	195,181	145,695
Basic earnings per share	$1.55	$1.19
Diluted earnings per share	$1.52	$1.16

NOTE 5: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet items:

At the End of Fiscal Year	2013	2012
(in thousands)
Inventories:
Raw materials	$94,988	$89,016
Work-in-process	6,871	6,658
Finished goods	152,452	144,855
Total inventories, net	$254,311	$240,529
Deferred cost of sales for the short-term deferral of hardware and related products are included within finished goods and were $12.6 million at the end of fiscal year 2013 and $16.2 million at the end of fiscal year 2012.

At the End of Fiscal Year	2013	2012
(in thousands)
Property and equipment, net:
Machinery and equipment	$179,267	$151,180
Furniture and fixtures	24,254	19,370
Leasehold improvements	22,806	22,033
Construction in progress	29,219	36,451
Buildings	46,451	8,967
Land	5,113	1,544
	307,110	239,545
Less accumulated depreciation	(164,135)	(142,655)
Total	$142,975	$96,890

At the End of Fiscal Year	2013	2012
(in thousands)
Other non-current liabilities:
Deferred compensation	$16,545	$12,875
Pension	12,289	11,081
Deferred rent	3,524	5,309
Unrecognized tax benefits	36,033	22,343
Other	12,591	6,714
Total	$80,982	$58,322

At the end of fiscal year 2013, the Company has $36.0 million of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably impact the effective income tax rate and interest and/or penalties related to income tax matters in future periods.
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
To achieve distribution, marketing, production, and technology advantages, the Company manages its operations in the following four segments:

•
Engineering and Construction - Consists of hardware and software solutions for a variety of applications including:  survey, heavy civil and building construction; infrastructure, geospatial, railway, mining and utilities.

•	Field Solutions - Consists of hardware and software solutions for applications including agriculture, mapping and geographic information systems (GIS), utilities, and energy distribution.

•	Mobile Solutions - Consists of hardware and software solutions that enable end-users to monitor and manage their mobile work, mobile workers and mobile assets.

•
Advanced Devices - The various operations that comprise this segment are aggregated on the basis that these operations, taken as a whole, do not exceed 10% of the Company's total revenue, operating income and assets. This segment is comprised of the Embedded Technologies and Timing, Military and Advanced Systems, Applanix, Trimble Outdoors, and ThingMagic businesses.

The Company’s Chief Operating Decision Maker (CODM), its Chief Executive Officer, evaluates each of its segment’s performance and allocates resources based on segment operating income before income taxes and some corporate allocations. The Company and each of its segments employ consistent accounting policies. In each of its segments the Company sells many individual products. For this reason it is impracticable to segregate and identify revenue for each of these individual products or group of products.

The following table presents revenue, operating income, depreciation expense and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, acquisition costs and restructuring costs. The identifiable assets that CODM views by segment are accounts receivable, inventories and goodwill.

Fiscal Years	2013	2012	2011
(in thousands)
Engineering & Construction
Revenue	$1,222,040	$1,089,424	$906,497
Operating income	251,258	207,174	149,015
Depreciation expense	12,022	10,563	9,581
Field Solutions
Revenue	$473,891	$481,962	$413,721
Operating income	173,114	182,134	160,139
Depreciation expense	633	555	595
Mobile Solutions
Revenue	$465,138	$348,147	$218,540
Operating income	63,961	32,459	4,461
Depreciation expense	4,579	3,679	2,154
Advanced Devices
Revenue	$127,055	$120,580	$105,307
Operating income	26,577	19,166	13,891
Depreciation expense	787	880	901
Total
Revenue	$2,288,124	$2,040,113	$1,644,065
Operating income	514,910	440,933	327,506
Depreciation expense	18,021	15,677	13,231

At the End of Fiscal Year	2013	2012	2011
(in thousands)
Engineering & Construction
Accounts receivable	$185,634	$171,580	$160,218
Inventories	171,863	148,241	128,433
Goodwill	1,080,240	958,103	697,237
Field Solutions
Accounts receivable	$62,859	$71,465	$63,542
Inventories	39,554	44,738	51,756
Goodwill	88,651	68,684	68,268
Mobile Solutions
Accounts receivable	$70,174	$59,720	$36,465
Inventories	27,664	30,598	31,262
Goodwill	796,094	763,386	508,260
Advanced Devices
Accounts receivable	$19,265	$20,712	$14,976
Inventories	15,230	16,952	20,612
Goodwill	24,485	25,526	23,927
Total
Accounts receivable	$337,932	$323,477	$275,201
Inventories	254,311	240,529	232,063
Goodwill	1,989,470	1,815,699	1,297,692
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

Fiscal Years	2013	2012	2011
(in thousands)
Consolidated segment operating income	$514,910	$440,933	$327,506
Unallocated corporate expense	(86,788)	(82,203)	(70,310)
Acquisition costs	(13,544)	(20,455)	(14,892)
Amortization of purchased intangible assets	(162,841)	(125,707)	(85,902)
Consolidated operating income	251,737	212,568	156,402
Non-operating income, net	1,127	16,856	11,052
Consolidated income before taxes	$252,864	$229,424	$167,454
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

Fiscal Years	2013	2012	2011
(in thousands)
Revenue (1):
United States	$1,131,230	$962,865	$733,171
Europe	535,559	456,472	402,548
Asia Pacific	317,237	320,131	251,234
Other non-US countries	304,098	300,645	257,112
Total consolidated revenue	$2,288,124	$2,040,113	$1,644,065

(1)	Revenue is attributed to countries based on the location of the customer.
No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue in fiscal years 2013, 2012, and 2011.

Property and equipment, net by geographic area was as follows:

At the End of Fiscal Year	2013	2012
(in thousands)
Property and equipment, net:
United States	$112,034	$70,838
Europe	20,159	17,550
Asia Pacific and other non-US countries	10,782	8,502
Total property and equipment, net	$142,975	$96,890
NOTE 7: LONG-TERM DEBT
Debt consisted of the following:

At the End of Fiscal	2013	2012
(in thousands)
Credit Facilities:
Term loan	$665,000	$700,000
Revolving credit facility	85,000	208,000
Promissory notes and other debt	8,458	3,158
Total debt	758,458	911,158
Less: Current portion of long-term debt	106,402	38,092
Non-current portion	$652,056	$873,066
Credit Facilities
On November 21, 2012, the Company entered into an amended and restated credit agreement with a group of lenders (the “2012 Credit Facility”). This credit facility provides for unsecured credit facilities in the aggregate principal amount of $1.4 billion, comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Subject to the terms of the 2012 Credit Facility, the revolving loan facility may be increased, and/or additional term loan commitments may be established, in an aggregate principal amount up to $300.0 million. The Company also has two $75 million uncommitted revolving loan facilities (the “Uncommitted Facilities”), which are callable by the bank at any time and have no covenants. The interest rate for the Uncommitted Facilities is 0.9% to 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company.
At the end of fiscal 2013, total debt was comprised primarily of a term loan of $665.0 million and a revolving credit line of $22.0 million under the 2012 Credit Facility and a revolving credit line of $63.0 million under the Uncommitted Facilities. Of the total outstanding balance, $630.0 million of the term loan and the $22.0 million revolving credit line are classified as long-term in the Consolidated Balance Sheet.
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
The 2012 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2012 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2012 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2012 Credit Facility) to (b) interest expenses for the most recently ended period of four fiscal quarters of not less than 3.0 to 1. The Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness to (y) EBITDA (as defined in the 2012 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3 to 1; provided, that on the completion of a material acquisition, the Company may increase the ratio by 0.25 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters.
The Company was in compliance with these covenants at the end of fiscal 2013.
The 2012 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2012 Credit Facility, except that acceleration will be automatic in the case of bankruptcy and insolvency events of default.
The weighted average interest rate on the current portion of the debt outstanding under the 2012 Credit Facility and Uncommitted Facilities was 1.31% and 1.96% at the end of fiscal 2013 and 2012, respectively. The interest rate on the non-current debt outstanding under the 2012 Credit Facility was 1.67% and 1.96% at the end of fiscal 2013 and 2012, respectively.
Promissory Notes and Other Debt
At the end of fiscal 2013 and 2012, the Company had promissory notes and other notes payable totaling approximately $8.5 million and $3.2 million, respectively, of which $0.1 million for both periods was classified as long-term in the Consolidated Balance Sheet.
Debt Maturities
At the end of fiscal 2013, the Company's debt maturities based on outstanding principal were as follows (in thousands):

Year Payable
2014	$97,652
2015	61,306
2016	70,000
2017	385,000
2018 and thereafter	144,500
Total	$758,458
NOTE 8: COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company’s principal facilities in the United States are leased under various cancelable and non-cancelable operating leases that expire at various dates through 2025. For tenant improvement allowances and rent holidays, Trimble records a deferred rent liability on the Consolidated Balance Sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the Consolidated Statements of Income.
The estimated future minimum payments required under the Company’s operating lease commitments at the end of fiscal 2013 were as follows (in thousands):

2014	$28,648
2015	21,521
2016	14,681
2017	10,180
2018	4,884
Thereafter	11,888
Total	$91,802
Net rent expense under operating leases was $32.2 million in fiscal 2013, $28.2 million in fiscal 2012, and $23.5 million in fiscal 2011.
At the end of fiscal 2013, the Company had unconditional purchase obligations of approximately $133.0 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
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

	Fair Values at the end of Fiscal 2013
(in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds (1)	$2	$—	$—	$2
Deferred compensation plan assets (2)	16,545	—	—	16,545
Derivative assets (3)	—	196	—	196
Total	$16,547	$196	$—	$16,743
Liabilities
Deferred compensation plan liabilities (2)	$16,545	$—	$—	$16,545
Derivative liabilities (3)	—	635	—	635
Contingent consideration liability (4)	—	—	2,401	2,401
Total	$16,545	$635	$2,401	$19,581

	Fair Values at the end of Fiscal 2012
(in thousands)	Level I	Level II	Level III	Total
Assets
Money market funds (1)	$2	$—	$—	$2
Deferred compensation plan assets (2)	12,875	—	—	12,875
Derivative assets (3)	—	343	—	343
Total	$12,877	$343	$—	$13,220
Liabilities
Deferred compensation plan liabilities (2)	$12,875	$—	$—	$12,875
Derivative liabilities (3)	—	420	—	420
Contingent consideration liability (4)	—	—	2,235	2,235
Total	$12,875	$420	$2,235	$15,530

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

(4)
Contingent consideration liability represents arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $13.7 million at the end of fiscal 2013, based on future revenues or gross margins. Contingent consideration liability is included on Other current liabilities and Other non-current liabilities on the Company's Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
At the End of Fiscal Year	2013		2012
(in thousands)
Assets:
Cash and cash equivalents	$147,227	$147,227	$157,771	$157,771
Forward foreign currency exchange contracts	196	196	343	343
Liabilities:
Credit facility	$750,000	$750,000	$908,000	$908,000
Forward foreign currency exchange contracts	635	635	420	420
Promissory notes and other debt	8,458	8,458	3,158	3,158
The fair value of cash and cash equivalents is based on quoted prices in active markets for identical assets or liabilities, and is categorized as Level I in the fair value hierarchy. The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate, and is categorized as Level II in the fair value hierarchy. The fair values do not give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.
NOTE 10: INCOME TAXES
Income before taxes and the provision for taxes consisted of the following:

Fiscal Years	2013	2012	2011
(in thousands)
Income before taxes:
United States	$78,271	$72,025	$40,259
Foreign	174,593	157,399	127,195
Total	$252,864	$229,424	$167,454

Provision for taxes:
US Federal:
Current	$38,543	$33,689	$21,157
Deferred	(8,708)	(1,930)	(9,351)
	29,835	31,759	11,806
US State:
Current	6,939	4,273	5,169
Deferred	(790)	(1,280)	(3,370)
	6,149	2,993	1,799
Foreign:
Current	17,636	19,470	17,278
Deferred	(18,922)	(14,514)	(12,338)
	(1,286)	4,956	4,940
Income tax provision	$34,698	$39,708	$18,545
Effective tax rate	14%	17%	11%

The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before taxes (effective tax rate) was as follows:

Fiscal Years	2013	2012	2011
Statutory federal income tax rate	35%	35%	35%
Increase (reduction) in tax rate resulting from:
Foreign income taxed at lower rates	(20)%	(19)%	(22)%
US State income taxes	2%	1%	1%
US Federal and California research and development credits	(3)%	—%	(3)%
Stock option compensation	1%	1%	1%
Settlement with tax authorities	—%	—%	(1)%
Foreign tax rate change	(2)%	—%	(1)%
Other	1%	(1)%	1%
Effective tax rate	14%	17%	11%
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effect of the retroactive reinstatement of the 2012 credit was recognized in the first quarter of 2013, the quarter in which the law was enacted. On December 30, 2013, Finland reduced its corporate income tax rate from 24.5% to 20% effective as of the beginning of 2014 resulting in a tax benefit in the fourth quarter of fiscal 2013.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

At the End of Fiscal Year	2013	2012
(in thousands)
Deferred tax liabilities:
Purchased intangibles	$152,437	$171,238
Depreciation and amortization	9,008	8,712
US residual tax on foreign earnings	10,464	973
Other	458	631
Total deferred tax liabilities	172,367	181,554

Deferred tax assets:
Inventory valuation differences	8,792	10,917
Expenses not currently deductible	25,086	27,107
Deferred revenue	2,884	2,838
US state credit carryforwards	14,125	13,495
Warranty	3,142	3,135
US Federal net operating loss carryforwards	3,660	5,951
Foreign net operating loss carryforwards	35,388	25,053
Stock-based compensation	15,704	13,000
Other	2,665	2,251
Total deferred tax assets	111,446	103,747
Valuation allowance	(31,944)	(22,137)
Total deferred tax assets	79,502	81,610

Total net deferred tax liabilities	$(92,865)	$(99,944)

Reported as:
Current deferred income tax assets	$38,597	$43,473
Non-current deferred income tax assets	5,553	4,927
Current deferred income tax liabilities	(616)	(84)
Non-current deferred income tax liabilities	(136,399)	(148,260)
Net deferred tax liabilities	$(92,865)	$(99,944)
At the end of fiscal 2013, the Company has federal, California and foreign net operating loss carryforwards, or NOLs, of approximately $10.1 million, $0.3 million, and $144.8 million, respectively. The federal and California NOLs expire in years 2020 through 2032. There is, generally, no expiration for the foreign NOLs. Utilization of the Company’s federal and state NOLs are subject to annual limitations in accordance with the applicable tax code.
The Company has California research and development credit carryforwards of approximately $16.3 million that can be carried forward indefinitely.
The Company’s valuation allowance is primarily attributable to foreign net operating losses and state research and development credit carryforwards. The Company has determined that it is more likely than not that the Company will not realize these deferred tax assets and, accordingly, a valuation allowance has been established for such amounts.
At the end of fiscal 2013, the Company’s foreign subsidiary accumulated undistributed earnings that are intended to be indefinitely reinvested outside the U.S. were approximately $509.8 million. The amount of the unrecognized deferred tax liability on this amount is approximately $164.9 million.
The total amount of the unrecognized tax benefits (UTB) at the end of fiscal 2013 was $44.1 million. A reconciliation of unrecognized tax benefit is as follows:

At the End of Fiscal Year	2013	2012	2011
(in thousands)
Beginning balance	$32,250	$25,984	$25,473
Increase related to prior years tax positions	1,777	—	706
Increase related to current year tax positions	11,976	11,604	7,313
Lapse of statute of limitations	(1,896)	(1,801)	(2,862)
Settlement with taxing authorities	—	(3,537)	(4,646)
Ending balance	$44,107	$32,250	$25,984
The Company's total unrecognized tax benefits that, if recognized, would affect its effective tax rate were $38.1 million and $26.9 million at the end of fiscal 2013 and 2012.
The Company and its subsidiaries are subject to U.S. federal, state, and foreign income taxes. The Company has substantially concluded all U.S. federal income tax audits for years through 2009. State income tax matters have been concluded for years through 2005 and non-U.S. income tax matters have been concluded for years through 2002. The Company is currently in various stages of multiple year examinations by federal, state, and foreign (multiple jurisdictions) taxing authorities. Although the timing of resolution and/or closure on audits is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s UTB liability including interest and penalties was recorded in Other non-current liabilities in the accompanying Consolidated Balance Sheets. At the end of fiscal 2013 and 2012, the Company had accrued $3.6 million and $2.7 million for payment of interest and penalties.

NOTE 11: COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of related tax were as follows:

At the End of Fiscal Year	2013	2012
(in thousands)
Accumulated foreign currency translation adjustments	$34,962	$24,741
Net unrealized actuarial losses	(1,768)	(2,130)
Total accumulated other comprehensive income	$33,194	$22,611

NOTE 12: EMPLOYEE STOCK BENEFIT PLANS
The Company’s stock benefit plans include the employee stock purchase plan and stock plans adopted in 2002, 1993, 1992, 1990, as well as one stock plan assumed through an acquisition. Other than the employee stock purchase plan and the 2002 and 1992 stock plans described below, the other plans have no shares available for future grant. At the end of fiscal 2013, for the stock plan assumed through an acquisition, options to purchase 257,520 shares were outstanding.
Plans
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 39,100,000 shares of Common Stock have been reserved for sale to eligible employees as approved by the shareholders to date. The plan permits eligible employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. The Purchase Plan terminates on September 30, 2018. In fiscal 2013, 2012 and 2011, the shares issued under the Purchase Plan were 636,227 shares, 702,622, and 794,252, respectively. Compensation expense recognized during fiscal 2013, 2012 and 2011 related to shares granted under the Employee Stock Purchase Plan was $4.0 million, $3.9 million and $3.3 million, respectively. At the end of fiscal 2013, the number of shares reserved for future purchases by eligible employees was 5,973,148.

2002 Stock Plan
In 2002, Trimble’s board of directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan, approved by the shareholders, provides for the granting of incentive and non-statutory stock options and restricted stock units for up to 62,570,248 shares plus any shares currently reserved but unissued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 20% at the first anniversary of grant and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. In certain instances, grants vest at a rate of 40% at the second anniversary of grant and monthly thereafter at an annual rate of 20% with full vesting occurring at the fifth anniversary of the grant. Beginning 2013, employee stock options granted under the 2002 Plan vest at a rate of 25% at the first anniversary of grant and monthly thereafter at an annual rate of 25%, with full vesting occurring at the fourth anniversary of the grant. In certain instances, grants vest at a rate of 50% at the second anniversary of grant and monthly thereafter at an annual rate of 25% with full vesting occurring at the fourth anniversary of the grant. Non-employee director stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 1/12th per month, with full vesting occurring one year from the date of grant. The Company issues new shares for option exercises. The majority of the restricted share units granted under this plan vest 100% after three years. At the end of fiscal 2013, options to purchase 14,685,605 shares were outstanding, 1,966,175 restricted stock units were unvested, and 17,614,173 shares were available for future grant under the 2002 Plan.
1992 Employee Stock Bonus Plan
In 1992, Trimble’s board of directors approved the 1992 Employee Stock Bonus Plan (“Bonus Plan”). At the end of fiscal 2013, there were no options outstanding to purchase shares and 4,067 shares were available for future grant under the 1992 Employee Stock Bonus Plan.
Stock Option and Restricted Stock Unit Activity
Options Outstanding and Exercisable
Exercise prices for options outstanding at the end of fiscal 2013, ranged from $5.06 to $31.05. In view of the wide range of exercise prices, Trimble considers it appropriate to provide the following additional information with respect to options outstanding at the end of fiscal 2013:

	Options Outstanding			Options Exercisable
Range	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Number Exercisable	Weighted- Average Exercise Price per Share
(in thousands, except for per share data)
5.06 - 8.00	392	$6.96	0.85	392	$6.96
8.01 - 12.00	2,963	10.10	2.39	2,635	10.03
12.01 - 16.00	1,702	14.96	2.76	1,360	14.86
16.01 - 20.00	1,555	18.09	3.77	934	18.06
20.01 - 24.00	5,249	21.64	4.69	2,041	21.02
24.01 - 28.00	1,310	26.96	5.22	247	26.94
28.01 - 31.05	1,772	28.20	6.56	102	28.08
Total	14,943	$19.08	4.09	7,711	$15.39

	Number Of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding	14,943	$19.08	4.09	$231,420
Options expected to vest	6,744	$22.94	5.18	$78,436
Options exercisable	7,711	$15.39	3.04	$147,920

Options expected to vest are adjusted for expected forfeitures. The aggregate intrinsic value is the total pretax intrinsic value based on the Company’s closing stock price of $34.57 at the end of fiscal 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

At the end of fiscal 2013, the total unamortized stock option expense is $47.4 million with a weighted-average recognition period of 2.9 years.
Option Activity
Activity during fiscal 2013, under the combined plans was as follows:

	Options	Weighted average exercise price
(in thousands, except for per share data)
Outstanding at the beginning of year	16,966	$16.93
Granted	1,814	28.19
Exercised	(3,192)	12.62
Cancelled	(645)	19.98
Outstanding at the end of year	14,943	$19.08
Available for grant	17,618
The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $55.5 million, $89.3 million, and $64.7 million, respectively. Compensation expense recognized during fiscal 2013, 2012 and 2011 related to stock options was $20.2 million, $20.3 million, and $15.8 million, respectively.
Restricted Stock Unit Activity
Activity during fiscal 2013 was as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(in thousands, except for per share data)
Unvested at the beginning of year	1,544	$20.66
Granted	1,125	28.17
Vested	(601)	16.63
Cancelled	(102)	22.95
Unvested at the end of year	1,966	$26.07
Compensation expense recognized during fiscal 2013, 2012 and 2011 related to restricted stock units was $12.2 million, $8.6 million, and $9.4 million, respectively. At the end of fiscal 2013, there was $39.2 million of unamortized restricted stock unit compensation expense related to unvested restricted stock units, with a weighted-average recognition period of 2.4 years.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the Consolidated Statements of Income.

Fiscal Years	2013	2012	2011
(in thousands)
Cost of sales	$2,573	$2,005	$1,955
Research and development	5,039	5,319	4,624
Sales and marketing	7,329	7,017	6,672
General and administrative	21,501	18,319	15,200
Total operating expenses	33,869	30,655	26,496
Total stock-based compensation expense	$36,442	$32,660	$28,451
Fair Value of Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The estimated weighted average value of rights granted under the Employee Stock Purchase

Plan during fiscal years 2013, 2012 and 2011 was $8.05, $6.27 and $5.41, respectively. The fair value of rights granted during 2013, 2012 and 2011 was estimated at the date of grant using the following weighted-average assumptions:

Fiscal Years	2013	2012	2011
Expected dividend yield	—	—	—
Expected stock price volatility	31.5%	37.9%	34.0%
Risk free interest rate	0.12%	0.10%	0.16%
Expected life of purchase	6 months	6 months	6 months
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
Under the binomial model, the weighted average grant-date fair value of stock options granted during fiscal years 2013, 2012 and 2011 was $7.90, $7.51, and $7.62, respectively. For options granted during fiscal 2013, 2012 and 2011, the following weighted-average assumptions were used:

Fiscal Years	2013	2012	2011
Expected dividend yield	—	—	—
Expected stock price volatility	35%	41%	45%
Risk free interest rate	0.69%	0.62%	1.13%
Expected life of options	3.9 years	4.1 years	4.2 years
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

NOTE 13: STATEMENT OF CASH FLOW DATA

Fiscal Years	2013	2012	2011
(in thousands)
Supplemental disclosure of cash flow information:
Interest paid	$18,986	$17,846	$8,641
Income taxes paid	$42,611	$20,202	$13,867
NOTE 14: LITIGATION
On August 9, 2013, the Harbinger Plaintiffs filed a lawsuit against Deere & Co., Garmin International, Inc., the Company and two other defendants in the U.S. District Court in Manhattan in connection with the Harbinger Plaintiffs’ investment in LightSquared.  The Harbinger Plaintiffs allege, among other things, fraud and negligent misrepresentation, claiming that the defendants were aware of material facts that caused the Federal Communications Commission to take adverse action against LightSquared and affirmatively misrepresented and failed to disclose those facts prior to the Harbinger Plaintiffs’ investment in LightSquared.   The Harbinger Plaintiffs seek $1.9 billion in damages from the defendants.  On November 1, 2013, debtor LightSquared, Inc. and two related parties (“LightSquared Plaintiffs”) filed suit against the same defendants in the U.S. Bankruptcy Court in Manhattan.   The LightSquared Plaintiffs assert claims similar to those made by the Harbinger Plaintiffs, as well as additional claims, including breach of contract and tortious interference, and allege that LightSquared invested billions of dollars in reliance on the promises and representations of defendants.  On January 31, 2014, the U.S. District Court granted defendants’ motion to withdraw the LightSquared action from the U.S. Bankruptcy Court so it will proceed together with the Harbinger action before the U.S. District Court. Although an unfavorable outcome of these litigation matters may have a material adverse effect on our operating results, liquidity, or financial position, the Company believes the claims in these lawsuits are without merit and intends to vigorously contest these lawsuits.
From time to time, the Company is also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company's or its subsidiaries' property is subject.
NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2013 was a 53-week year and fiscal 2012 was a 52-week year. As a result of the extra week, year-over-year results may not be comparable.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2013	2013	2013	2013
(in thousands, except per share data)
Revenue	$556,111	$576,293	$556,502	$599,218
Gross margin	286,914	302,401	295,053	319,454
Net income attributable to Trimble Navigation Ltd.	49,808	54,581	54,469	59,997
Basic net income per share	0.20	0.21	0.21	0.23
Diluted net income per share	0.19	0.21	0.21	0.23

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2012	2012	2012	2012
(in thousands, except per share data)
Revenue	$502,267	$517,560	$504,763	$515,523
Gross margin	259,150	267,696	262,867	256,463
Net income attributable to Trimble Navigation Ltd.	50,818	53,692	53,364	33,185
Basic net income per share	0.20	0.21	0.21	0.13
Diluted net income per share	0.20	0.21	0.21	0.13

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Trimble Navigation Limited
We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of January 3, 2014 and December 28, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 3, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a) Schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at January 3, 2014 and December 28, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trimble Navigation Limited's internal control over financial reporting as of January 3, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 25, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Trimble Navigation Limited
We have audited Trimble Navigation Limited's internal control over financial reporting as of January 3, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Trimble Navigation Limited's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Trimble Navigation Limited maintained, in all material respects, effective internal control over financial reporting as of January 3, 2014, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of all current year acquisitions, which are included in the January 3, 2014 consolidated financial statements of Trimble Navigation Limited and constituted less than 2% of total assets and net assets as of January 3, 2014, and less than 3% of consolidated revenue for the year then ended. Our audit of internal control over financial reporting of Trimble Navigation Limited also did not include an evaluation of the internal control over financial reporting of all current year acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trimble Navigation Limited as of January 3, 2014 and December 28, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 3, 2014 of Trimble Navigation Limited and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 25, 2014

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
The Company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). The Company has excluded from its evaluation the internal control over financial reporting of all current year acquisitions, which are included in the January 3, 2014 consolidated financial statements and constituted less than 2% of total assets and net assets as of January 3, 2014, and less than 3% of consolidated revenue for the year then ended. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective at the end of fiscal 2013.
The effectiveness of our internal control over financial reporting at the end of fiscal 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The information required by this item insofar as it relates to the nominating and audit committees will be contained in the Proxy Statement under the caption “Board Meetings and Committees; Director Independence.”
Code of Ethics
The Company’s Business Ethics and Conduct Policy applies to, among others, the Company’s Chief Executive Officer, Chief Financial Officer, Vice President of Finance, Corporate Controller, and other finance organization employees. The Business Ethics and Conduct Policy is available on the Company’s website at www.trimble.com under the heading “Corporate Governance - Governance Documents” on the Investor Relations page of our website. A copy will be provided, without charge, to any shareholder who requests one by written request addressed to General Counsel, Trimble Navigation Limited, 935 Stewart Drive, Sunnyvale, CA 94085.
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
Item 11.      Executive Compensation
The information required by this item will be contained in the Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation” and is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” and is incorporated herein by reference.
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

(1) Financial Statement Schedules
The following financial statement schedule is filed as part of this report:

Page in this Annual Report on Form 10-K
Schedule II—Valuation and Qualifying Accounts	100
All other schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.
(b) Exhibits

Exhibit Number

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (4)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (5)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)

3.4	Certificate of Determination of the Company filed February 19, 1999. (7)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (13)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (15)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (20)

3.8	Certificate of Amendment of Articles of Incorporation of the Company filed March 19, 2013. (9)

3.9	Bylaws of the Company (amended and restated through May 7, 2013). (14)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (17)

10.2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)

10.3+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (2)

10.4+	1993 Stock Option Plan, as amended October 24, 2003. (10)

10.5+	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan. (32)

10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (8)

10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 26, 2010. (31)

10.8+	Trimble Navigation Limited Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (11)

10.9+	Offer letter between the Company and François Delépine dated November 1, 2013. (40)

10.10	[Reserved]

10.11
Stock Purchase Agreement, dated August 24, 2012, by and among the Company, TMW Intermediate Holdings Corporation, TMW Systems Holdings LLC and, for the limited purposes set forth therein, certain holders of equity in the Seller named therein. (28)

10.12+	Board of Directors Compensation Policy effective May 1, 2013. (22)

10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (25)

10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (27)

10.15	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (19)

10.16+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (21)

10.17+	Trimble Navigation Limited Annual Management Incentive Plan Description. (18)

10.18+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (29)

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

Exhibit Number

10.26	Form of officer stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (36)

10.27	Form of U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (37)

10.28	Form of non-U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (38)

10.29	Form of U.S. subscription agreement under the Company's Amended and Restated Employee Stock Purchase Plan. (39)

21.1	Subsidiaries of the Company. (40)

23.1	Consent of Independent Registered Public Accounting Firm. (40)

24.1	Power of Attorney included on signature page herein.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (40)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (40)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (40)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (40)

101.INS	XBRL Instance Document. (41)

101.SCH	XBRL Taxonomy Extension Schema Document. (41)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (41)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (41)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (41)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (41)

(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to exhibit number 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(6)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(7)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(8)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(9)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed on March 20, 2013.

(10)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.

(11)	Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(12)	[Reserved]

(13)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(14)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K filed on March 20, 2013.

(15)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(16)	[Reserved]

(17)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

(18)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2010.

(19)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

(20)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(21)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.

(22)	Incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013.

(23)	Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(24)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.

(25)	Incorporated by reference to exhibit number 10.13 to the Company's Annual Report on Form 10-K for the year ended January 2, 2009.

(26)	Incorporated by reference to exhibit number 10.1 to the Company's Current Report on Form 8-K, filed November 21, 2012.

(27)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.

(28)	Incorporated by reference to exhibit number 99.1 to the Company's Current Report on Form 8-K, filed August 27, 2012.

(29)	Incorporated by reference to exhibit number 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(30)	Incorporated by reference to exhibit number 10.2 to the Company's Current Report on Form 8-K, filed November 21, 2012.

(31)	Incorporated by reference to exhibit number 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(32)	Incorporated by reference to exhibit number 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

(33)	Incorporated by reference to exhibit number 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(34)	Incorporated by reference to exhibit number 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(35)	Incorporated by reference to exhibit number 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(36)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013.

(37)	Incorporated by reference to exhibit number 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

(38)	Incorporated by reference to exhibit number 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

(39)	Incorporated by reference to exhibit number 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

(40)	Filed herewith.

(41)
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

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

**	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

EXHIBIT LIST

Exhibit Number

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (4)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (5)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)

3.4	Certificate of Determination of the Company filed February 19, 1999. (7)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (13)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (15)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (20)

3.8	Certificate of Amendment of Articles of Incorporation of the Company filed March 19, 2013. (9)

3.9	Bylaws of the Company (amended and restated through May 7, 2013). (14)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (17)

10.2+	1990 Director Stock Option Plan, as amended, and form of Outside Director Non-statutory Stock Option Agreement. (3)

10.3+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (2)

10.4+	1993 Stock Option Plan, as amended October 24, 2003. (10)

10.5+	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan. (32)

10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (8)

10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 26, 2010. (31)

10.8+	Trimble Navigation Limited Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (11)

10.9+	Offer letter between the Company and François Delépine dated November 1, 2013. (40)

10.10	[Reserved]

10.11
Stock Purchase Agreement, dated August 24, 2012, by and among the Company, TMW Intermediate Holdings Corporation, TMW Systems Holdings LLC and, for the limited purposes set forth therein, certain holders of equity in the Seller named therein. (28)

10.12+	Board of Directors Compensation Policy effective May 1, 2013. (22)

10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (25)

10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (27)

10.15	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (19)

10.16+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (21)

10.17+	Trimble Navigation Limited Annual Management Incentive Plan Description. (18)

10.18+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (29)

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

10.26	Form of officer stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (36)

10.27	Form of U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (37)

10.28	Form of non-U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (38)

10.29	Form of U.S. subscription agreement under the Company's Amended and Restated Employee Stock Purchase Plan. (39)

21.1	Subsidiaries of the Company. (40)

23.1	Consent of Independent Registered Public Accounting Firm. (40)

24.1	Power of Attorney included on signature page herein.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (40)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (40)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (40)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (40)

101.INS	XBRL Instance Document. (41)

101.SCH	XBRL Taxonomy Extension Schema Document. (41)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (41)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (41)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (41)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (41)

(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

(3)	Incorporated by reference to exhibit number 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(6)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(7)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(8)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(9)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed on March 20, 2013.

(10)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.

(11)	Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(12)	[Reserved]

(13)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(14)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K filed on March 20, 2013.

(15)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(16)	[Reserved]

(17)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

(18)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2010.

(19)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

(20)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(21)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.

(22)	Incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013.

(23)	Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(24)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.

(25)	Incorporated by reference to exhibit number 10.13 to the Company's Annual Report on Form 10-K for the year ended January 2, 2009.

(26)	Incorporated by reference to exhibit number 10.1 to the Company's Current Report on Form 8-K, filed November 21, 2012.

(27)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.

(28)	Incorporated by reference to exhibit number 99.1 to the Company's Current Report on Form 8-K, filed August 27, 2012.

(29)	Incorporated by reference to exhibit number 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(30)	Incorporated by reference to exhibit number 10.2 to the Company's Current Report on Form 8-K, filed November 21, 2012.

(31)	Incorporated by reference to exhibit number 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(32)	Incorporated by reference to exhibit number 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

(33)	Incorporated by reference to exhibit number 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(34)	Incorporated by reference to exhibit number 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(35)	Incorporated by reference to exhibit number 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(36)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013.

(37)	Incorporated by reference to exhibit number 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

(38)	Incorporated by reference to exhibit number 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

(39)	Incorporated by reference to exhibit number 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

(40)	Filed herewith.

(41)
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

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

**	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ STEVEN W. BERGLUND Steven W. Berglund	President, Chief Executive Officer, Director	February 21, 2014

/s/ FRANÇOIS DELÉPINE François Delépine	Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	February 21, 2014

/s/ JULIE SHEPARD Julie Shepard	Vice President of Finance and Principal Accounting Officer	February 21, 2014

/s/ JOHN B. GOODRICH John B. Goodrich	Director	February 21, 2014

/s/ WILLIAM HART William Hart	Director	February 21, 2014

/s/ MERIT E. JANOW Merit E. Janow	Director	February 21, 2014

/s/ ULF J. JOHANSSON Ulf J. Johansson	Director	February 21, 2014

/s/ RON S. NERSESIAN Ron S. Nersesian	Director	February 21, 2014

/s/ MARK S. PEEK Mark S. Peek	Director	February 21, 2014

/s/ NICKOLAS W. VANDE STEEG Nickolas W. Vande Steeg	Director	February 21, 2014

SCHEDULE II
TRIMBLE NAVIGATION LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Fiscal Year End	2013	2012	2011
Allowance for doubtful accounts:
Balance at beginning of period	$6,318	$6,689	$3,442
Acquired allowance	1,156	1,714	3,678
Bad debt expense	1,902	2,030	1,913
Write-offs, net of recoveries	(3,059)	(4,115)	(2,344)
Balance at end of period	$6,317	$6,318	$6,689