Form 10-Q
period 2014-04-04
TRIMBLE NAVIGATION LTD /CA/
filed 2014-05-12
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2014, there were 260,879,910 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended April 4, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	First Quarter of	Fiscal Year End
As of	2014	2013
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$165,226	$147,227
Accounts receivable, net	397,740	337,932
Other receivables	21,505	23,143
Inventories, net	266,700	254,311
Deferred income taxes	40,186	38,597
Other current assets	39,514	35,807
Total current assets	930,871	837,017
Property and equipment, net	149,609	142,975
Goodwill	1,990,457	1,989,470
Other purchased intangible assets, net	583,075	619,399
Other non-current assets	123,571	111,979
Total assets	$3,777,583	$3,700,840
LIABILITIES
Current liabilities:
Current portion of long-term debt	$52,054	$106,402
Accounts payable	120,148	112,522
Accrued compensation and benefits	83,011	95,866
Deferred revenue	207,497	159,295
Accrued warranty expense	18,136	17,781
Other current liabilities	82,126	85,124
Total current liabilities	562,972	576,990
Non-current portion of long-term debt	612,598	652,056
Non-current deferred revenue	23,127	20,431
Deferred income taxes	138,962	136,399
Other non-current liabilities	86,373	80,982
Total liabilities	1,424,032	1,466,858
Commitments and contingencies
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 360,000 shares authorized; 260,832 and 258,711 shares issued and outstanding as of the first quarter of fiscal 2014 and fiscal year end 2013, respectively	1,159,907	1,106,017
Retained earnings	1,150,304	1,081,695
Accumulated other comprehensive income	31,802	33,194
Total Trimble Navigation Ltd. shareholders’ equity	2,342,013	2,220,906
Noncontrolling interests	11,538	13,076
Total equity	2,353,551	2,233,982
Total liabilities and equity	$3,777,583	$3,700,840
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In thousands, except per share data)	2014	2013
Revenue:
Product	$442,569	$412,787
Service	93,319	81,596
Subscription	68,833	61,728
Total revenue	604,721	556,111
Cost of sales:
Product	203,752	198,701
Service	34,179	30,843
Subscription	19,010	19,972
Amortization of purchased intangible assets	20,888	19,681
Total cost of sales	277,829	269,197
Gross margin	326,892	286,914
Operating expense
Research and development	76,376	73,608
Sales and marketing	97,354	83,623
General and administrative	57,433	51,970
Restructuring charges	337	1,605
Amortization of purchased intangible assets	19,681	19,651
Total operating expense	251,181	230,457
Operating income	75,711	56,457
Non-operating income (loss), net
Interest expense, net	(3,683)	(5,071)
Foreign currency transaction loss	(155)	(1,569)
Income from equity method investments	3,463	4,257
Other income, net	13,139	295
Total non-operating income (loss), net	12,764	(2,088)
Income before taxes	88,475	54,369
Income tax provision	20,350	5,437
Net income	68,125	48,932
Less: Net loss attributable to noncontrolling interests	(499)	(876)
Net income attributable to Trimble Navigation Ltd.	$68,624	$49,808
Basic earnings per share	$0.26	$0.20
Shares used in calculating basic earnings per share	259,789	255,181
Diluted earnings per share	$0.26	$0.19
Shares used in calculating diluted earnings per share	264,784	260,299
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter of
	2014	2013
(Dollars in thousands)
Net income	$68,125	$48,932
Foreign currency translation adjustments	(1,402)	(25,683)
Net unrealized actuarial gain (loss)	9	(71)
Comprehensive income	66,732	23,178
Less: Comprehensive loss attributable to noncontrolling interests	(499)	(876)
Comprehensive income attributable to Trimble Navigation Ltd.	$67,231	$24,054
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(Dollars in thousands)	2014	2013
Cash flow from operating activities:
Net income	$68,125	$48,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,520	6,193
Amortization expense	40,569	39,332
Provision for doubtful accounts	516	65
Deferred income taxes	(1,454)	(11,809)
Stock-based compensation	10,112	8,818
Income from equity method investments	(3,463)	(4,257)
Gain on an equity sale	(15,091)	—
Excess tax benefit for stock-based compensation	(10,211)	(4,784)
Provision for excess and obsolete inventories	1,089	584
Other non-cash items	(728)	104
Add decrease (increase) in assets:
Accounts receivable	(61,875)	(61,956)
Other receivables	(1,661)	5,027
Inventories	(13,395)	(20,218)
Other current and non-current assets	(2,224)	(10,867)
Add increase (decrease) in liabilities:
Accounts payable	10,487	(6,081)
Accrued compensation and benefits	(11,503)	(12,037)
Deferred revenue	47,077	51,964
Accrued warranty expense	382	439
Other liabilities	19,123	7,939
Net cash provided by operating activities	83,395	37,388
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(10,961)	(65,192)
Acquisitions of property and equipment	(13,574)	(14,927)
Dividends received from equity method investments	12,443	1,284
Other	(2,050)	2,430
Net cash used in investing activities	(14,142)	(76,405)
Cash flow from financing activities:
Issuances of common stock, net of tax withholding	32,465	14,437
Excess tax benefit for stock-based compensation	10,211	4,784
Proceeds from debt and revolving credit lines	17,000	113,000
Payments on debt and revolving credit lines	(110,805)	(103,981)
Net cash provided by (used in) financing activities	(51,129)	28,240
Effect of exchange rate changes on cash and cash equivalents	(125)	(3,442)
Net increase (decrease) in cash and cash equivalents	17,999	(14,219)
Cash and cash equivalents, beginning of period	147,227	157,771
Cash and cash equivalents, end of period	$165,226	$143,552
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

Products frequently provide a good return on investment for customers through lower operational costs, higher productivity, improved quality, enhanced safety and compliance and reduced environmental impact. Product examples include: equipment that automates large industrial equipment such as tractors and bulldozers; surveying instruments; integrated systems that track fleets of vehicles and workers and provide real-time information and powerful analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or farm; and building information modeling (BIM) software that is used throughout the design, build, and operation of buildings. The Company also manufactures components for in-vehicle navigation and telematics systems and timing modules used in the synchronization of wireless networks.
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2013 was January 3, 2014. The first quarter of fiscal 2014 and 2013 ended on April 4, 2014 and March 29, 2013, respectively. Fiscal 2014 is a 52-week year and 2013 is a 53-week year. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The accompanying financial data as of the first quarter of fiscal 2014 and for the first quarter of fiscal 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2013 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2013. The following discussion should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary have been made to present a fair statement of results for the interim periods presented. The results of operations for the first quarter of fiscal 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.
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
On March 20, 2013 the Company effected a 2-for-1 split of all outstanding shares of the Company's Common Stock to shareholders of record on March 6, 2013. All shares and per share information presented has been adjusted to reflect the stock split on a retroactive basis for all periods presented.
Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation, including certain line items within the Condensed Consolidated Statement of Cash Flows.
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting polices during the first quarter of fiscal 2014 from those disclosed in the Company’s 2013 Form 10-K.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that generally requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Condensed Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Trimble adopted this new standard on a prospective basis in the first quarter of fiscal 2014. The implementation had no material impact on its Condensed Consolidated Financial Statements.
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014; however, early adoption is permitted as is a retrospective application. The Company will adopt the amendments beginning in the first quarter of fiscal 2015. The Company does not anticipate a material impact on its Condensed Consolidated Financial Statements as a result of this change.
NOTE 3. GAIN ON EQUITY SALE
In October, 2008, VirtualSite Solutions (VSS), a business formed by the Company and Caterpillar began operations. The Company originally had a 65% ownership and Caterpillar had a 35% ownership in VSS. VSS develops software for fleet management and connected worksite solutions for both Caterpillar and Trimble and in turn, sells software subscription services to Caterpillar and Trimble, which are sold through Caterpillar's and the Company's respective distribution channels. For financial reporting purposes, VSS’s assets and liabilities were consolidated with those of the Company, as were its results of operations, which were reported under the Engineering and Construction segment. Caterpillar’s 35% interest was included in the overall Consolidated Financial Statements as Noncontrolling interest.
Effective January 4, 2014, the Company sold 15% of its ownership in VSS to Caterpillar resulting in both the Company and Caterpillar owning 50% of the VSS joint venture. Following closing the Company no longer held a controlling interest in VSS. The sale of the 15% ownership resulted in the deconsolidation of VSS and a gain in the amount of $15.1 million. Of this amount, $8.5 million relates to the remeasurement of the Company's retained interest to fair value which was measured using a combination of the income and market approaches. The total gain is included in Other income, net on the Company's Condensed Consolidated Statements of Income. The new 50% investment in VSS is classified as an equity method investment.
NOTE 4. SHAREHOLDERS’ EQUITY
Stock Repurchase Activities
In October 2011, the Company’s Board of Directors approved a stock repurchase program (“2011 Stock Repurchase Program”), authorizing the Company to repurchase up to $100.0 million of Trimble’s common stock. No shares of common stock were repurchased during the first quarter of fiscal 2014 or 2013. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.
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
The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the unaudited Condensed Consolidated Statements of Income for the first quarter of fiscal 2014 and 2013.

	First Quarter of
	2014	2013
(Dollars in thousands)
Cost of sales	$747	$600
Research and development	1,477	1,147
Sales and marketing	1,862	1,764
General and administrative	6,026	5,307
Total operating expenses	9,365	8,218
Total stock-based compensation expense	$10,112	$8,818
Fair value of Trimble Options
Stock option expense recognized in the unaudited Condensed Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company’s compensation expense for stock options is recognized using the straight-line single option method. The fair values for stock options are estimated on the date of grant using the binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during the first quarter of fiscal 2014 and 2013, the following weighted average assumptions were used:

	First Quarter of
	2014	2013
Expected dividend yield	—	—
Expected stock price volatility	35.4%	40.3%
Risk free interest rate	0.9%	0.6%
Expected life of options	3.8 years	4.1 years
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
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets
Intangible Assets consisted of the following:

	First Quarter of Fiscal 2014			Fiscal Year End 2013
	Gross			Gross
As of	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$704,027	$(388,228)	$315,799	$699,479	$(363,389)	$336,090
Trade names and trademarks	46,257	(30,175)	16,082	46,195	(28,699)	17,496
Customer relationships	424,597	(201,697)	222,900	424,630	(189,338)	235,292
Distribution rights and other intellectual properties	79,553	(51,259)	28,294	79,844	(49,323)	30,521
	$1,254,434	$(671,359)	$583,075	$1,250,148	$(630,749)	$619,399
The estimated future amortization expense of purchased intangible assets as of the first quarter of fiscal 2014 was as follows:

(Dollars in thousands)
2014 (Remaining)	$111,334
2015	139,355
2016	120,590
2017	98,843
2018	68,474
Thereafter	44,479
Total	$583,075
Goodwill
The changes in the carrying amount of goodwill by segment for the first quarter of fiscal 2014 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of fiscal year end 2013	$1,080,240	$88,651	$796,094	$24,485	$1,989,470
Additions due to acquisitions	1,553	—	—	—	1,553
Purchase price adjustments	574	46	—	—	620
Foreign currency translation adjustments	990	18	(1,188)	(533)	(713)
Write off	$—	$—	$(473)	$—	$(473)
Balance as of the first quarter of fiscal 2014	$1,083,357	$88,715	$794,433	$23,952	$1,990,457
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in fiscal 2013 and the first quarter of fiscal 2014, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
NOTE 6. INVENTORIES
Inventories, net, consisted of the following:

	First Quarter of	Fiscal Year End
As of	2014	2013
(Dollars in thousands)
Raw materials	$93,084	$94,988
Work-in-process	7,444	6,871
Finished goods	166,172	152,452
Total inventories, net	$266,700	$254,311
Deferred costs of sales for the short-term deferral of hardware and related product revenues are included within finished goods and were $12.2 million as of the first quarter of fiscal 2014 and $12.6 million as of fiscal year end 2013.
NOTE 7 . SEGMENT INFORMATION
Trimble is a designer and distributor of positioning products and applications enabled by GPS, optical, laser, and wireless communications technology. The Company provides products for diverse applications in its targeted markets.
To achieve distribution, marketing, production and technology advantages, the Company manages its operations in the following four segments:

•
Engineering and Construction — Consists of hardware and software solutions for a variety of applications including:  survey, heavy civil and building construction, infrastructure, geospatial, railway, mining and utilities.

•	Field Solutions — Consists of hardware and software solutions for applications including agriculture, mapping and geographic information systems (GIS), utilities, and energy distribution.

•	Mobile Solutions — Consists of hardware and software solutions that enable end-users to monitor and manage their mobile work, mobile workers and mobile assets.

•
Advanced Devices — The various operations that comprise this segment are aggregated on the basis that these operations, taken as a whole, do not exceed 10% of the Company’s total revenue, operating income and assets. This segment is comprised of the Embedded Technologies and Timing, Military and Advanced Systems, Applanix, Trimble Outdoors, and ThingMagic businesses.

The Company’s Chief Operating Decision Maker (CODM), its Chief Executive Officer, evaluates each of its segment’s performance and allocates resources based on segment operating income before income taxes and some corporate allocations. The Company and each of its segments employ consistent accounting policies. In each of its segments the Company sells many individual products. For this reason it is impractical to segregate and identify revenue for each of these individual products or groups of products.
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

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
First Quarter of Fiscal 2014
Segment revenue	$309,276	$138,165	$118,628	$38,652	$604,721
Operating income	57,515	52,937	16,170	11,676	138,298
Depreciation expense	3,157	164	1,222	179	4,722
First Quarter of Fiscal 2013
Segment revenue	$266,871	$147,481	$110,164	$31,595	$556,111
Operating income	42,973	59,526	11,573	6,485	120,557
Depreciation expense	2,968	134	979	197	4,278
As of the First Quarter of Fiscal 2014
Accounts receivable	$212,770	$86,554	$71,250	$27,166	$397,740
Inventories	174,158	50,574	26,416	15,552	266,700
Goodwill	1,083,357	88,715	794,433	23,952	1,990,457
As of Fiscal Year End 2013
Accounts receivable	$185,634	$62,859	$70,174	$19,265	$337,932
Inventories	171,863	39,554	27,664	15,230	254,311
Goodwill	1,080,240	88,651	796,094	24,485	1,989,470
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	First Quarter of
	2014	2013
(Dollars in thousands)
Consolidated segment operating income	$138,298	$120,557
Unallocated corporate expense	(20,622)	(21,350)
Amortization of purchased intangible assets	(40,569)	(39,332)
Acquisition costs	(1,396)	(3,418)
Consolidated operating income	75,711	56,457
Non-operating income (loss), net	12,764	(2,088)
Consolidated income before taxes	$88,475	$54,369
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and restructuring costs.
NOTE 8. DEBT, COMMITMENTS AND CONTINGENCIES
Debt consisted of the following:

	First Quarter of	Fiscal Year End
As of	2014	2013
(Dollars in thousands)
Credit Facilities:
Term loan	$656,250	$665,000
Revolving credit facility	—	85,000
Promissory notes and other debt	8,402	8,458
Total debt	664,652	758,458
Less current portion of long-term debt	52,054	106,402
Non-current portion	$612,598	$652,056
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
As of the first quarter of fiscal 2014, total debt was comprised primarily of a term loan of $656.3 million. Of the total outstanding balance, $612.5 million of the term loan is classified as long-term in the Condensed Consolidated Balance Sheet.
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

The Company was in compliance with these covenants as of the first quarter of fiscal 2014.
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
The weighted average interest rate on the current portion of the long-term debt outstanding under the 2012 Credit Facility and Uncommitted Facilities was 1.66% and 1.31% at the end of the first quarter of fiscal 2014 and fiscal year end 2013, respectively. The interest rate on the non-current debt outstanding under the 2012 Credit Facility was 1.66% and 1.67% at the end of the first quarter of fiscal 2014 and fiscal year end 2013, respectively.
Promissory Notes and Other Debt
As of the first quarter of fiscal 2014 and fiscal year end 2013, the Company had promissory notes and other debt totaling approximately $8.4 million and $8.5 million, respectively, of which $0.1 million for both periods was classified as long-term in the Condensed Consolidated Balance Sheet.
Leases and Other Commitments
The estimated future minimum operating lease commitments as of the first quarter of fiscal 2014 are as follows (dollars in thousands):

2014 (Remaining)	$23,515
2015	24,347
2016	18,753
2017	13,383
2018	8,370
Thereafter	26,067
Total	$114,435
As of the first quarter of fiscal 2014, the Company had unconditional purchase obligations of approximately $137.2 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
NOTE 9. FAIR VALUE MEASUREMENTS
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

	Fair Values as of the First Quarter of Fiscal 2014				Fair Values as of Fiscal Year End 2013
(Dollars in thousands)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$2	$—	$—	$2	$2	$—	$—	$2
Deferred compensation plan assets (2)	17,468	—	—	17,468	16,545	—	—	16,545
Derivative assets (3)	—	1,012	—	1,012	—	196	—	196
Total	$17,470	$1,012	$—	$18,482	$16,547	$196	$—	$16,743
Liabilities
Deferred compensation plan liabilities (2)	$17,468	$—	$—	$17,468	$16,545	$—	$—	$16,545
Derivative liabilities (3)	—	350	—	350	—	635	—	635
Contingent consideration liabilities (4)	—	—	5,414	5,414	—	—	2,401	2,401
Total	$17,468	$350	$5,414	$23,232	$16,545	$635	$2,401	$19,581

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

(4)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies the Company acquired. The undiscounted maximum payment under the arrangements is $12.7 million at the end of the first quarter of fiscal 2014, based on estimated future revenues or gross margins. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	First Quarter of Fiscal 2014		Fiscal Year End 2013
(Dollars in thousands)
Assets:
Cash and cash equivalents	$165,226	$165,226	$147,227	$147,227
Forward foreign currency exchange contracts	1,012	1,012	196	196
Liabilities:
Credit facilities	$656,250	$656,250	$750,000	$750,000
Forward foreign currency exchange contracts	350	350	635	635
Promissory notes and other debt	8,402	8,402	8,458	8,458
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
NOTE 10. PRODUCT WARRANTIES
The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support, labor costs, and costs incurred by third parties performing work on the Company’s behalf. The Company’s expected future costs are primarily estimated based upon historical trends in the volume of product returns within the warranty period and the costs to repair or replace the equipment. The products sold are generally covered by a warranty for periods ranging from 90 days to 5.5 years.
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
Changes in the Company’s product warranty liability during the first quarter of fiscal 2014 are as follows:

(Dollars in thousands)
Balance as of fiscal year end 2013	$17,781
Acquired warranties	18
Accruals for warranties issued	4,356
Changes in estimates	340
Warranty settlements (in cash or in kind)	(4,359)
Balance as of the first quarter of fiscal 2014	$18,136
NOTE 11. EARNINGS PER SHARE
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
The following table shows the computation of basic and diluted earnings per share:

	First Quarter of
	2014	2013
(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$68,624	$49,808
Denominator:
Weighted average number of common shares used in basic earnings per share	259,789	255,181
Effect of dilutive securities	4,995	5,118
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	264,784	260,299
Basic earnings per share	$0.26	$0.20
Diluted earnings per share	$0.26	$0.19
For the first quarter of fiscal 2014 and 2013, the Company excluded 0.1 million and 2.5 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.

NOTE 12. INCOME TAXES
In the first quarter of fiscal 2014, the Company’s effective income tax rate was 23% as compared to 10% in the corresponding period in 2013, primarily due to the tax effect of a gain on a partial equity sale of VSS, the retroactive reinstatement of the 2012 federal R&D credit in the first quarter of 2013 as well as the expiration of the federal R&D credit for tax years after December 31, 2013 and the differences in the geographic mix of pretax income.
The Company's effective tax rates for the first quarter of fiscal years 2014 and 2013 are lower than the U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. The Company has not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S. The effective tax rate for the first quarter of fiscal year 2013 also reflects the reinstatement of the 2012 federal R&D credit.
The Company and its subsidiaries are subject to U.S. federal and state, and foreign income tax. The Company is currently in different stages of multiple year examinations by the Internal Revenue Service as well as various state and foreign taxing authorities. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits as of April 4, 2014 will materially change in the next twelve months.
The unrecognized tax benefits of $40.1 million and $38.1 million as of the first quarter of fiscal 2014 and fiscal year end 2013, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties as of the first quarter of fiscal 2014 and fiscal year end 2013, of $4.3 million and $3.6 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 13. LITIGATION
On August 9, 2013, the Harbinger Plaintiffs filed a lawsuit against Deere & Co., Garmin International, Inc., the Company and two other defendants in the U.S. District Court in Manhattan in connection with the Harbinger Plaintiffs’ investment in LightSquared. The Harbinger Plaintiffs allege, among other things, fraud and negligent misrepresentation, claiming that the defendants were aware of material facts that caused the Federal Communications Commission to take adverse action against LightSquared and affirmatively misrepresented and failed to disclose those facts prior to the Harbinger Plaintiffs’ investment in LightSquared. The Harbinger Plaintiffs seek $1.9 billion in damages from the defendants. On November 1, 2013, debtor LightSquared, Inc. and two related parties (“LightSquared Plaintiffs”) filed suit against the same defendants in the U.S. Bankruptcy Court in Manhattan. The LightSquared Plaintiffs assert claims similar to those made by the Harbinger Plaintiffs, as well as additional claims, including breach of contract and tortious interference, and allege that LightSquared invested billions of dollars in reliance on the promises and representations of defendants. On January 31, 2014, the U.S. District Court granted defendants’ motion to withdraw the LightSquared action from the U.S. Bankruptcy Court so it will proceed together with the Harbinger action before the U.S. District Court. Although an unfavorable outcome of these litigation matters may have a material adverse effect on the Company's operating results, liquidity, or financial position, the Company believes the claims in these lawsuits are without merit and intends to vigorously contest these lawsuits.
From time to time, the Company is also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company's or its subsidiaries' property is subject.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Actual results could differ materially from those indicated in the forward-looking statements due to a number of factors including, but not limited to, the risk factors discussed in “Risk Factors” below and elsewhere in this report as well as in the Company’s Annual Report on Form 10-K for fiscal year 2013 and other reports and documents that the Company files from time to time with the Securities and Exchange Commission. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) before paragraphs. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the Company disclaims any obligation to update these statements or to explain the reasons why actual results may differ.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U. S. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on our best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our significant accounting polices during the first quarter of fiscal 2014 from those disclosed in our 2013 Form 10-K.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that generally requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Condensed Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We adopted this new standard on a prospective basis in the first quarter of fiscal 2014. The implementation had no material impact on our Condensed Consolidated Financial Statements.
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014; however, early adoption is permitted as is a retrospective application. We will adopt the amendments beginning in the first quarter of fiscal 2015. We do not anticipate a material impact on our Condensed Consolidated Financial Statements as a result of this change.
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
Some of the more significant developments in our business during the quarter included:

Engineering and Construction Segment
We expanded our Trimble Connected Site® portfolio of solutions to add new functionality to the Trimble VisionLink® fleet, asset and site productivity management solution. VisionLink version 2.10 allows project managers to remotely manage daily or total payload reporting from Trimble LOADRITE X2350 excavator scales and LT2180 wheel loader scales. We introduced the Trimble SNM41 Connected Site Gateway. The new ruggedized telematics device is used for tracking and managing the efficiency of site assets, light equipment and haul vehicles. Coupled with VisionLink version 2.10, the low-cost SNM451 provides project owners, fleet managers and equipment rental companies the critical information they need to more effectively allocate resources and improve the productivity of their mixed fleet. Also in the heavy civil construction market, we introduced a new Trimble PCS900 Paving Control System for GOMACO slip-form concrete pavers, which will be available through GOMACO in North America. The PCS900 system allows contractors to pave an accurate and consistent concrete surface with increased productivity and yield. We also announced expanded collaboration with Caterpillar to better serve global customers from project design through completion, with critical technologies and services focused on fleet management and site productivity across a contractor’s entire equipment fleet, regardless of brand.
We released SketchUp 2014, a major enhancement to the world’s most widely used 3D modeling software. The release includes expansion of the 3D Warehouse to enable users to view and orbit 3D models before importing them into their projects. To provide increased efficiency and interoperability with Building Information Modeling (BIM) workflows, SketchUp Pro 2014 includes functions for classification of objects and exports to industry-standard IFC 2x3 formats.
We announced that AECOM, one of the world's largest providers of professional, technical and management support services for transportation, facilities, environment, energy, water and government, will deploy several solutions from Trimble's Design-Build-Operate (DBO) software portfolio to improve project workflows, increase visibility and accuracy while enhancing team collaboration for construction projects. AECOM will use a range of Trimble software solutions including SketchUp Pro, Tekla Structures, Vico Office, WinEst, Modelogix, Prolog, Quantm, Plancal Nova, Trimble AutoBid Mechanical and Trimble Accubid Enterprise Estimating. The software packages provide 3D design, building information modeling, virtual construction, estimation, cost modeling, project management, alignment planning and integrated CAD/BIM computations.
We also announced that BSF Swissphoto, a Swiss-German company providing a comprehensive portfolio of geodata service in Europe, Africa and the Americas, deployed the Trimble AX60 airborne LiDAR system in its fixed-wing aircraft and helicopters. The AX60 provides data collection capabilities at high altitudes with consistent point distribution in mountainous and topographically challenging areas. BSF Swissphoto will use the system as part of its geodata services portfolio for various wide area and corridor mapping applications.
Our continued execution of our global SITECH distribution strategy resulted in establishing a new SITECH Technology Dealer in Poland.
Field Solutions Segment
We added the Trimble UX5 unmanned aircraft system (UAS) to our portfolio for the Agriculture solutions portfolio. When used for aerial imaging and mapping, the UX5 enables service providers to capture aerial images for scouting and monitoring crop health, and detecting pests, weeds and nitrogen deficiencies. The system can locate cattle and their available forage over large areas, measure crop height and generate topographic maps and models for land leveling and drainage applications.
Mobile Solutions segment
We extended our capabilities in the forestry market with the introduction of the next generation Enterprise Forest Management software solution. The solution provides a platform for managing asset inventory as well as developing short- and long-term strategic and operational plans. As part of Trimble’s Connected Forest solutions, Trimble's Enterprise Forest Management software can help organizations analyze options and priorities, optimally allocate resources, track progress and roll information up to a management level. We also announced that Hindustan Petroleum Corporation Limited (HPCL) will deploy the Trimble trako Fleet Management and Visual Cargo™ consignment management solutions in their outbound logistics fleet that transports finished products to locations across India. HPCL markets its petroleum products through its retail pumps as well as terminals and depots across India.
Advanced Devices segment
We announced that our ThingMagic® Micro and Micro-LTE UHF RFID modules now operate within the recently ratified 920 MHz ultra-high frequency (UHF) standard in Japan, an example of our continuing focus to provide solutions for specific markets and needs.

RECENT BUSINESS DEVELOPMENTS
The following companies or business assets were acquired during the fifteen months ended April 4, 2014 and are combined in our results of operations since the date of acquisition:
Field3D
On March 10, 2014, we acquired SVS Innovations’ (SVSi) construction software business and its advanced Field3D mobile technology of Tampere, Finland. Field3D is an easy-to-use 3D collaboration software solution for BIM that works on mobile devices, enabling stakeholders in a construction workflow to access complete 3D model information for an entire building on smartphones and tablets. Field3D's performance is reported under our Engineering and Construction business segment.
GeoDesy Kft
On February 24, 2014, we acquired the assets of privately-held GeoDesy and GeoDesy Free Space Optics (FSO) of Budapest, Hungary. GeoDesy is a European engineering and development company focused on delivering accessories for the geomatics, surveying, mapping and construction industries. GeoDesy Kft's performance is reported under our Engineering and Construction business segment.
IQ Irrigation Assets
On August 30, 2013, we acquired the assets of privately-held IQ Irrigation of Christchurch, New Zealand. IQ Irrigation is a provider of a hardware and software solution for controlling linear and pivot irrigation systems. IQ Irrigation's performance is reported under our Field Solutions business segment.
RainWave and Hydro-Engineering
On August 23, 2013, we acquired the assets of privately-held RainWave, LLC and Hydro-Engineering Solutions, LLC of Auburn, Alabama. RainWave provides precipitation monitoring services for agribusinesses, construction and engineering, government and consumer industries. Hydro-Engineering Solutions is a civil engineering company that specializes in hydrology and hydraulics. RainWave and Hydro-Engineering's performance is reported under our Field Solutions business segment.
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
Seasonality of Business
* Our individual segment revenue may be affected by seasonal buying patterns. Historically, the second fiscal quarter has been the strongest quarter for the Company driven by the construction buying season. However, as a result of diversification of our business into software and subscription revenue, we may experience less seasonality in the future.
RESULTS OF OPERATIONS
Overview
The following table is a summary of revenue, gross margin and operating income for the periods indicated and should be read in conjunction with the narrative descriptions below.

	First Quarter of
	2014	2013
(Dollars in thousands)
Revenue:
Product	$442,569	$412,787
Service	93,319	81,596
Subscription	68,833	61,728
Total revenue	604,721	556,111
Gross margin	$326,892	$286,914
Gross margin %	54.1%	51.6%
Operating income	$75,711	$56,457
Operating income %	12.5%	10.2%
Revenue
In the first quarter of fiscal 2014, total revenue increased by $48.6 million or 9%, as compared to the first quarter of fiscal 2013. Of this increase, product revenue increased $29.8 million or 7%, service revenue increased $11.7 million or 14%, and subscription revenue increased $7.1 million or 12%.
The product, service, and subscription revenue increases were driven primarily by growth across Engineering and Construction, and to a lesser extent, Mobile Solutions and Advanced Devices. The growth included organic growth as well as the impact of the acquisitions which were not applicable in the prior period. The product revenue growth was partially offset by a decrease in Field Solutions revenue primarily due to softness in agriculture markets. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, Engineering and Construction revenue for the first quarter of fiscal 2014 increased $42.4 million or 16%, Mobile Solutions increased $8.5 million or 8%, and Advanced Devices increased $7.1 million or 22%, partially offset by a decrease in Field Solutions of $9.3 million or 6%, as compared to the first quarter of fiscal 2013.
Revenue growth within Engineering and Construction was driven by growth due to global sales of building construction, heavy civil and survey products, in both the U.S. and Europe. Mobile Solutions increased due to growth in the transportation and logistics market. Advanced Devices revenue increased primarily due to stronger sales of Applanix product solutions. Field Solutions revenue decreased primarily due to softness in agriculture markets.
Gross Margin
Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $40.0 million for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013. The increase was primarily due to increased sales and gross margin expansion in Engineering and Construction and to a lesser extent in Mobile Solutions. Gross margin as a percentage of total revenue for the first quarter of fiscal 2014 was 54.1%, as compared to 51.6% for the first quarter of fiscal 2013. The increase was primarily due to an increase in sales of higher margin products, primarily software, maintenance, and subscription revenue, primarily due to organic growth, particularly in Engineering and Construction and to a lesser extent, in Mobile Solutions.
Operating Income
Operating income increased by $19.3 million for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013. Operating income as a percentage of total revenue was 12.5% for the first quarter of fiscal 2014, as compared to 10.2% for the first quarter of fiscal 2013.
The increase in operating income in the first quarter was primarily driven by higher revenue and gross margin expansion, partially offset by an increase in operating expenses. The increase in operating income percentage was primarily driven by higher margin software, maintenance, and subscription revenue, particularly in Engineering and Construction.
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
The following table is a summary of revenue and operating income by segment:

	First Quarter of
	2014	2013
(Dollars in thousands)
Engineering and Construction
Revenue	$309,276	$266,871
Segment revenue as a percent of total revenue	51%	48%
Operating income	$57,515	$42,973
Operating income as a percent of segment revenue	19%	16%
Field Solutions
Revenue	$138,165	$147,481
Segment revenue as a percent of total revenue	23%	27%
Operating income	$52,937	$59,526
Operating income as a percent of segment revenue	38%	40%
Mobile Solutions
Revenue	$118,628	$110,164
Segment revenue as a percent of total revenue	20%	20%
Operating income	$16,170	11,573
Operating income as a percent of segment revenue	14%	11%
Advanced Devices
Revenue	$38,652	$31,595
Segment revenue as a percent of total revenue	6%	5%
Operating income	$11,676	$6,485
Operating income as a percent of segment revenue	30%	21%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	First Quarter of
	2014	2013
(Dollars in thousands)
Consolidated segment operating income	$138,298	$120,557
Unallocated corporate expense	(20,622)	(21,350)
Amortization of purchased intangible assets	(40,569)	(39,332)
Acquisition costs	(1,396)	(3,418)
Consolidated operating income	75,711	56,457
Non-operating income (loss), net	12,764	(2,088)
Consolidated income before taxes	$88,475	$54,369
Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges and restructuring costs.
Engineering and Construction

Engineering and Construction revenue increased by $42.4 million or 16% for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013. Segment operating income increased $14.5 million or 34% for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013.
Revenue growth for the first quarter of fiscal 2014 was driven by continued organic growth due to global sales of building construction, heavy civil and survey products primarily in the U.S. and Europe, as well as growth from acquisitions. The primary drivers were increased market penetration due to continuing adoption of our products, particularly in the construction industry as technology is playing a broader role. For example, our newer product solutions, that cover both civil and building construction, integrate both hardware and software across an entire work flow. There was also continued improvement in the residential and commercial construction markets. Segment operating income increased primarily due to higher revenue and product mix, including higher software, maintenance and subscription revenue.
Field Solutions
Field Solutions revenue decreased by $9.3 million or 6% for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013. Segment operating income decreased by $6.6 million or 11% for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013.
Field Solution revenue decreased for the first quarter of fiscal 2014, primarily due to softness in agriculture markets. Harsh weather conditions in the first quarter of the year, particularly in North America, among other factors, including channel execution challenges, contributed to slower than anticipated agriculture sales.  North American weather conditions for the second year in a row included drought conditions in the West and extremely wet condition in much of the East, which kept farmers out of the field for much of what is usually a high activity period.  Segment operating income decreased due to reduced operating leverage in our agriculture business.   The agriculture decrease was partially offset by an increase in Geographic Information System (GIS) sales.
Mobile Solutions
Mobile Solutions revenue increased by $8.5 million or 8% for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013. Segment operating income increased by $4.6 million or 40% for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013.
Mobile Solutions revenue increased for the first quarter of fiscal 2014, primarily due to continued organic growth in the transportation and logistics market, which focuses on enterprise solutions. The majority of the sales are in the U.S., however there is continuing focus on geographic expansion. Operating income increased due to increased revenue and product mix, including higher software, maintenance and subscription revenue.
Advanced Devices
Advanced Devices revenue increased by $7.1 million or 22% for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013. Segment operating income increased by $5.2 million or 80% for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013.
The increase in revenue and operating income for the first quarter of fiscal 2014 was due to increased sales of timing, embedded and inertial/GNSS positioning and orientation systems.
Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	First Quarter of
	2014	2013
(Dollars in thousands)
Research and development	76,376	73,608
Percentage of revenue	13%	13%
Sales and marketing	97,354	83,623
Percentage of revenue	16%	15%
General and administrative	57,433	51,970
Percentage of revenue	9%	10%
Total	231,163	209,201
Percentage of revenue	38%	38%
Overall, R&D, S&M and G&A expense increased by approximately $22.0 million for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013.
Research and development expense increased by $2.8 million for the first quarter of fiscal 2014, as compared to the corresponding period of fiscal 2013. Research and development spending overall was at approximately 13% of revenue in both the first quarter of fiscal 2014 and 2013. The cost of software developed for external sale subsequent to reaching technical feasibility was not material and was expensed as incurred.
The increase in R&D expense in the first quarter of fiscal 2014, as compared to the corresponding period of fiscal 2013 was primarily due to the inclusion of expense of $2.6 million from acquisitions not applicable in the prior corresponding period, a $4.3 million increase in compensation related expense due to headcount increases, partially offset by $4.0 million increase in cost reimbursement from joint ventures.
* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense increased by $13.7 million for the first quarter of fiscal 2014, as compared to the corresponding period of fiscal 2013. Sales and marketing spending overall was at approximately 16% of revenue in the first quarter of fiscal 2014, as compared to 15% of revenue in the first quarter of fiscal 2013.
The increase in Sales and marketing expense in the first quarter of fiscal 2014, as compared to the corresponding period of fiscal 2013 was primarily due to a $4.5 million increase in travel/marketing cost due to two global dealer meetings, a $4.4 million increase in compensation related expense, $3.1 million of expense from acquisitions not applicable in the prior period, and a $1.7 million increase in other expense.
* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.
General and administrative expense increased by $5.5 million for the first quarter of fiscal 2014, as compared to the corresponding period of fiscal 2013. General and administrative spending overall was at approximately 9% of revenue in the first quarter of fiscal 2014, as compared to 10% of revenue in the first quarter of fiscal 2013.
The increase in G&A expenses in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013 was primarily due to a $3.2 million increase in compensation related expense, $2.4 million of expense from acquisitions not applicable in the first quarter of fiscal 2013, a $0.6 million increase in bad debt expense and a $1.3 million increase in other expense, partially offset by a $2.0 million decrease in merger and acquisition costs.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $40.6 million in the first quarter of fiscal 2014, as compared to $39.3 million in the first quarter of fiscal 2013. Of the total $40.6 million in the first quarter of fiscal 2014, $19.7 million is presented as a separate line within Operating expense and $20.9 million is presented as a separate line within Cost of sales on our Condensed Consolidated Statements of Income. The increase was due to acquisitions not included in the first quarter of fiscal 2013, partially offset by the expiration of amortization for prior acquisitions. As of the first quarter of fiscal 2014, future amortization of intangible assets is expected to be $111.3 million during the remaining three quarters of fiscal 2014, $139.4 million during 2015, $120.6 million during 2016, $98.8 million during 2017, $68.5 million during 2018 and $44.5 million thereafter.

Non-operating Income (Loss), Net
The components of non-operating income (loss), net, were as follows:

	First Quarter of
	2014	2013
(Dollars in thousands)
Interest expense, net	(3,683)	(5,071)
Foreign currency transaction loss	(155)	(1,569)
Income from equity method investments, net	3,463	4,257
Other income, net	13,139	295
Total non-operating income (loss), net	$12,764	$(2,088)
Non-operating income (loss), net increased $14.9 million for the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. The increase for the first quarter of fiscal 2014 was primarily due to a gain on a partial equity sale of Virtual Site Solutions (VSS) and lower interest expense, as well as favorable foreign currency fluctuations.
Income Tax Provision
Our effective income tax rate for the first quarter of fiscal 2014 was 23%, as compared to 10% in the corresponding period in 2013, primarily due to the tax effect of a gain on a partial equity sale of VSS, the retroactive reinstatement of the 2012 federal R&D credit in the first quarter of 2013 as well as the expiration of the federal R&D credit for tax years after December 31, 2013 and the differences in the geographic mix of our pretax income.
Our effective tax rates for the first quarter of fiscal years 2014 and 2013 are lower than the U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. We have not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S. The effective tax rate for the first quarter of fiscal year 2013 also reflects the reinstatement of the 2012 federal R&D credit.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the first quarter of fiscal 2014 and fiscal year end 2013.
LIQUIDITY AND CAPITAL RESOURCES

	First Quarter of	Fiscal Year End
As of	2014	2013
(Dollars in thousands)
Cash and cash equivalents	$165,226	$147,227
Total debt	664,652	758,458
	First Quarter of
	2014	2013
(Dollars in thousands)
Cash provided by operating activities	$83,395	$37,388
Cash used in investing activities	(14,142)	(76,405)
Cash provided by (used in) financing activities	(51,129)	28,240
Effect of exchange rate changes on cash and cash equivalents	(125)	(3,442)
Net increase (decrease) in cash and cash equivalents	$17,999	$(14,219)

Cash and Cash Equivalents
As of the first quarter of fiscal 2014, cash and cash equivalents totaled $165.2 million as compared to $147.2 million as of fiscal year end 2013. Debt was $664.7 million as of the first quarter of fiscal 2014, as compared to $758.5 million as of fiscal year end 2013.
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
Operating Activities
Cash provided by operating activities was $83.4 million for the first quarter of fiscal 2014, as compared to $37.4 million for the first quarter of fiscal 2013. The increase of $46.0 million was primarily driven by an increase in net income before non-cash depreciation and amortization, a decrease in inventories and an increase in accounts payable.
Investing Activities
Cash used in investing activities was $14.1 million for the first quarter of fiscal 2014, as compared to $76.4 million for the first quarter of fiscal 2013. The decrease of $62.3 million was due to lower cash requirements for business acquisitions.
Financing Activities
Cash used in financing activities was $51.1 million for the first quarter of fiscal 2014, as compared to cash provided of $28.2 million for the first quarter of fiscal 2013. The decrease of $79.4 million was primarily due to payments on term loan debt and revolving credit lines.
Accounts Receivable and Inventory Metrics

	First Quarter of	Fiscal Year End
As of	2014	2013
Accounts receivable days sales outstanding	60	55
Inventory turns per year	4.1	4.1

Accounts receivable days sales outstanding were 60 days as of the end of the first quarter of fiscal 2014, as compared to 55 days as of the end of fiscal 2013. The increase in DSO was primarily due to non-linearity of sales and billings within the quarter. Accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were both 4.1 as of the end of the first quarter of fiscal 2014 and the end of fiscal 2013. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
Repatriation of Foreign Earnings and Income Taxes
At the end of the first quarter of fiscal 2014, $131.8 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. taxes to repatriate these funds due to intercompany financing arrangements with our foreign subsidiaries. While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2012 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
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
As of the first quarter of 2014, our total debt was comprised primarily of a term loan of $656.3 million. Of the total outstanding balance, $612.5 million of the term loan is classified as long-term in the Condensed Consolidated Balance Sheet.
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
We were in compliance with these covenants as of the first quarter of fiscal 2014.
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
The weighted average interest rate on the current portion of our long-term debt outstanding under the 2012 Credit Facility and Uncommitted Facilities was 1.66% and 1.31% at the end of the first quarter of fiscal 2014 and fiscal year end 2013, respectively. The interest rate on our non-current debt outstanding under the 2012 Credit Facility was 1.66% and 1.67% at the end of the first quarter of fiscal 2014 and fiscal year end 2013, respectively.
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
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangible assets, stock-based compensation, and acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, and integration costs from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, and acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, and integration costs. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
Non-GAAP non-operating income (loss), net
We believe this measure helps investors evaluate our non-operating income (loss) trends. Non-GAAP non-operating loss, net excludes acquisition and divestiture gains/losses associated with unusual acquisition related items such as adjustments to the fair value of earn-out liabilities and gains or losses related to the acquisition or sale of certain businesses and investments, and a gain on an equity sale. These gains/losses are specific to particular acquisitions and divestitures and vary significantly in amount and timing. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision
Non-GAAP items tax effected adjusts the provision for income taxes to reflect the effect of certain non-GAAP items on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in our non-GAAP presentation.

Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a gain on an equity sale and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a gain on an equity sale and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a gain on an equity sale, and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - ( J ) following the tables below.

(Dollars in thousands, except per share data)		First Quarter of
		2014		2013
		Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$326,892	54.1%	$286,914	51.6%
Restructuring	( A )	47	—%	55	—%
Amortization of purchased intangible assets	( B )	20,888	3.5%	19,681	3.6%
Stock-based compensation	( C )	747	0.1%	600	0.1%
Amortization of acquisition-related inventory step-up	( D )	51	—%	603	0.1%
Non-GAAP gross margin:		$348,625	57.7%	$307,853	54.4%
OPERATING EXPENSES:
GAAP operating expenses:		$251,181	41.5%	$230,457	41.4%
Restructuring	( A )	(337)	(0.1)%	(1,605)	(0.3)%
Amortization of purchased intangible assets	( B )	(19,681)	(3.3)%	(19,651)	(3.5)%
Stock-based compensation	( C )	(9,365)	(1.5)%	(8,218)	(1.5)%
Acquisition / divestiture items	( E )	(1,396)	(0.2)%	(3,418)	(0.6)%

Non-GAAP operating expenses:		$220,402	36.4%	$197,565	35.5%
OPERATING INCOME:
GAAP operating income:		$75,711	12.5%	$56,457	10.2%
Restructuring	( A )	384	0.1%	1,660	0.3%
Amortization of purchased intangible assets	( B )	40,569	6.7%	39,332	7.0%
Stock-based compensation	( C )	10,112	1.7%	8,818	1.6%
Amortization of acquisition-related inventory step-up	( D )	51	—%	603	0.1%
Acquisition / divestiture items	( E )	1,396	0.2%	3,418	0.6%
Non-GAAP operating income:		$128,223	21.2%	$110,288	19.8%
NON-OPERATING INCOME (LOSS), NET:
GAAP non-operating income (loss), net:		$12,764		$(2,088)
Acquisition / divestiture items	( E )	1,693		(401)
Gain on an equity sale	( F )	(15,091)		—
Non-GAAP non-operating loss, net:		$(634)		$(2,489)
			GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )
INCOME TAX PROVISION:
GAAP income tax provision:		$20,350	23%	$5,437	10%
Non-GAAP items tax effected:	( G )	11,004		5,343
Tax on gain on an equity sale	( H )	$(5,836)		—
Non-GAAP income tax provision:		$25,518	20%	$10,780	10%
NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$68,624		$49,808
Restructuring	( A )	384		1,660
Amortization of purchased intangible assets	( B )	40,569		39,332
Stock-based compensation	( C )	10,112		8,818
Amortization of acquisition-related inventory step-up	( D )	51		603
Acquisition / divestiture items	( E )	3,089		3,017
Gain on an equity sale	( F )	(15,091)		—
Non-GAAP tax adjustments	( G ), ( H )	(5,168)		(5,343)
Non-GAAP net income attributable to Trimble Navigation Ltd.		$102,570		$97,895
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.26		$0.19
Restructuring	( A )	—		0.01
Amortization of purchased intangible assets	( B )	0.16		0.15
Stock-based compensation	( C )	0.04		0.04
Amortization of acquisition-related inventory step-up	( D )	—		—
Acquisition / divestiture items	( E )	0.01		0.01
Gain on an equity sale	( F )	(0.06)		—
Non-GAAP tax adjustments	( G ), ( H )	(0.02)		(0.02)
Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.39		$0.38
OPERATING LEVERAGE:
Increase in non-GAAP operating income		$17,935		$8,554

Increase in revenue	$48,610	$53,844
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)	36.9%	15.9%

	First Quarter of
	2014			2013
(Dollars in thousands, except per share data)			% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:		$57,515	18.6%	$42,973	16.1%
Stock-based compensation	( J )	3,591	1.2%	2,862	1.1%
Non-GAAP operating income before corporate allocations:		$61,106	19.8%	$45,835	17.2%
Field Solutions
GAAP operating income before corporate allocations:		$52,937	38.3%	$59,526	40.4%
Stock-based compensation	( J )	770	0.6%	717	0.4%
Non-GAAP operating income before corporate allocations:		$53,707	38.9%	$60,243	40.8%
Mobile Solutions
GAAP operating income (loss) before corporate allocations:		$16,170	13.6%	$11,573	10.5%
Stock-based compensation	( J )	1,178	1.0%	912	0.8%
Non-GAAP operating income before corporate allocations:		$17,348	14.6%	$12,485	11.3%
Advanced Devices
GAAP operating income before corporate allocations:		$11,676	30.2%	$6,485	20.5%
Stock-based compensation	( J )	496	1.3%	849	2.7%
Non-GAAP operating income before corporate allocations:		$12,172	31.5%	$7,334	23.2%

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the first quarter of fiscal 2014 and 2013, stock-based compensation was allocated as follows:

	First Quarter of
(Dollars in thousands)	2014	2013
Cost of sales	$747	$600
Research and development	1,477	1,147
Sales and Marketing	1,862	1,764
General and administrative	6,026	5,307
	$10,112	$8,818

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

E.
Acquisition / divestiture items. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, and integration costs. Included in our GAAP presentation of non-operating income (loss), net, acquisition / divestiture items includes unusual acquisition, investment, or divestiture gains/losses such as adjustments to the fair value of earn-out liabilities, and gains/losses on acquisitions or divestitures of certain businesses and investments. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

F.
Gain on an equity sale. Included in our GAAP presentation of non-operating income, net this amount represents a gain on a partial equity sale of Virtual Site Solutions. We excluded the gain from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-GAAP measures because it facilitates an evaluation of our non-operating income (loss) trends.

G.
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items ( A ) - ( E ) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

H.
Tax on gain on an equity sale. This amount represents the tax effect of a gain on a partial equity sale of Virtual Site Solutions. We excluded this item as it represents the tax effect of a non-recurring gain. We believe that investors benefit from excluding this item from our non-GAAP income tax provision because it facilitates a comparison of the non-GAAP tax rate in the current period to the non-GAAP tax rates in prior periods.

I.
GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

J.
Stock-based compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance as it is a non-cash expense. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $4.1 million and $3.5 million for the first quarter of fiscal 2014 and 2013, respectively.

Non-GAAP Operating Income
Non-GAAP operating income increased by $17.9 million for the first quarter of fiscal 2014, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 21.2% for the first quarter of fiscal 2014, as compared to 19.8% for the corresponding period in the prior year. The increase in operating income for the first quarter was primarily driven by higher revenue in Engineering and Construction and Mobile Solutions and gross margin expansion due to higher margin software, maintenance, and subscription revenue. The increase in operating income percentage for the first quarter was primarily due to gross margin expansion, partially offset by higher operating expense associated with acquisitions.
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
Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment. Refer to our 2013 Annual Report on Form 10-K on page 50.
Foreign Currency Exchange Rate Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar and Canadian Dollar. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of fiscal 2014, revenue was positively impacted by foreign currency exchange rates by $3.3 million. The impact to operating income was immaterial.
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

Foreign currency forward contracts outstanding as of the first quarter of fiscal 2014 and fiscal year end 2013 are summarized as follows (in thousands):

	First Quarter of Fiscal 2014		Fiscal Year End 2013
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(41,451)	$40	$(41,850)	$(165)
Sold	$120,354	$622	$136,952	$(274)
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On August 9, 2013, Harbinger Capital Partners, LLC and additional plaintiffs (“Harbinger Plaintiffs”) filed a lawsuit against Deere & Co., Garmin International, Inc., the Company and two other defendants in the U.S. District Court in Manhattan in connection with the Harbinger Plaintiffs’ investment in LightSquared. The Harbinger Plaintiffs allege, among other things, fraud and negligent misrepresentation, claiming that the defendants were aware of material facts that caused the Federal Communications Commission to take adverse action against LightSquared and affirmatively misrepresented and failed to disclose those facts prior to the Harbinger Plaintiffs’ investment in LightSquared. The Harbinger Plaintiffs seek $1.9 billion in damages from the defendants. On November 1, 2013, debtor LightSquared, Inc. and two related parties (“LightSquared Plaintiffs”) filed suit against the same defendants in the U.S. Bankruptcy Court in Manhattan. The LightSquared Plaintiffs assert claims similar to those made by the Harbinger Plaintiffs, as well as additional claims, including breach of contract and tortious interference, and allege that LightSquared invested billions of dollars in reliance on the promises and representations of defendants. On January 31, 2014, the U.S. District Court granted defendants’ motion to withdraw the LightSquared action from the U.S. Bankruptcy Court so it will proceed together with the Harbinger action before the U.S. District Court. Although an unfavorable outcome of these litigation matters may have a material adverse effect on our operating results, liquidity, or financial position, we believe the claims in these lawsuits are without merit and intend to vigorously contest these lawsuits.
From time to time, we are also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or their property is subject.
ITEM 1A. RISK FACTORS
A description of factors that could materially affect our business, financial condition, or operating results is included under “Risk and Uncertainties” in Item 1A of Part I of our 2013 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes to the risk factor disclosure since our 2013 Annual Report on Form 10-K. The risk factors described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.
ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 8, 2014. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2014. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2014. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2014. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2014. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed April 9, 2014.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ François Delépine
François Delépine
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: May 12, 2014

EXHIBIT INDEX
.

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 8, 2014. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2014. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2014. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2014. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2014. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed April 9, 2014.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.