Form 10-Q
period 2014-07-04
TRIMBLE NAVIGATION LTD /CA/
filed 2014-08-08
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2014, there were 259,914,767 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended July 4, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Second Quarter of	Fiscal Year End
As of	2014	2013
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$278,919	$147,227
Accounts receivable, net	379,811	337,932
Other receivables	24,779	23,143
Inventories, net	274,371	254,311
Deferred income taxes	42,157	38,597
Other current assets	41,667	35,807
Total current assets	1,041,704	837,017
Property and equipment, net	155,575	142,975
Goodwill	1,997,783	1,989,470
Other purchased intangible assets, net	553,413	619,399
Other non-current assets	118,764	111,979
Total assets	$3,867,239	$3,700,840
LIABILITIES
Current liabilities:
Current portion of long-term debt	$60,706	$106,402
Accounts payable	110,066	112,522
Accrued compensation and benefits	100,356	95,866
Deferred revenue	207,193	159,295
Accrued warranty expense	18,840	17,781
Other current liabilities	74,431	85,124
Total current liabilities	571,592	576,990
Non-current portion of long-term debt	595,157	652,056
Non-current deferred revenue	26,973	20,431
Deferred income taxes	132,772	136,399
Other non-current liabilities	89,950	80,982
Total liabilities	1,416,444	1,466,858
Commitments and contingencies
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 360,000 shares authorized; 261,340 and 258,711 shares issued and outstanding as of the second quarter of fiscal 2014 and fiscal year end 2013, respectively	1,180,271	1,106,017
Retained earnings	1,227,944	1,081,695
Accumulated other comprehensive income	30,849	33,194
Total Trimble Navigation Ltd. shareholders’ equity	2,439,064	2,220,906
Noncontrolling interests	11,731	13,076
Total equity	2,450,795	2,233,982
Total liabilities and equity	$3,867,239	$3,700,840
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
(In thousands, except per share data)	2014	2013	2014	2013
Revenue:
Product	$468,995	$425,880	$911,564	$838,667
Service	100,062	84,511	193,381	166,107
Subscription	73,142	65,902	141,975	127,630
Total revenue	642,199	576,293	1,246,920	1,132,404
Cost of sales:
Product	212,369	200,493	416,121	399,194
Service	37,667	32,549	71,846	63,392
Subscription	17,574	20,995	36,584	40,967
Amortization of purchased intangible assets	20,018	19,855	40,906	39,536
Total cost of sales	287,628	273,892	565,457	543,089
Gross margin	354,571	302,401	681,463	589,315
Operating expense
Research and development	81,807	76,555	158,183	150,163
Sales and marketing	95,621	85,307	192,975	168,930
General and administrative	61,364	52,760	118,797	104,730
Restructuring charges	789	2,966	1,126	4,571
Amortization of purchased intangible assets	17,856	19,908	37,537	39,559
Total operating expense	257,437	237,496	508,618	467,953
Operating income	97,134	64,905	172,845	121,362
Non-operating income, net
Interest expense, net	(3,164)	(4,255)	(6,847)	(9,326)
Foreign currency transaction gain (loss)	(454)	600	(609)	(969)
Income from equity method investments	5,225	7,157	8,688	11,414
Other income, net	27	284	13,166	579
Total non-operating income, net	1,634	3,786	14,398	1,698
Income before taxes	98,768	68,691	187,243	123,060
Income tax provision	20,741	13,738	41,091	19,175
Net income	78,027	54,953	146,152	103,885
Less: Net gain (loss) attributable to noncontrolling interests	193	372	(306)	(504)
Net income attributable to Trimble Navigation Ltd.	$77,834	$54,581	$146,458	$104,389
Basic earnings per share	$0.30	$0.21	$0.56	$0.41
Shares used in calculating basic earnings per share	261,075	256,186	260,432	255,683
Diluted earnings per share	$0.29	$0.21	$0.55	$0.40
Shares used in calculating diluted earnings per share	265,957	260,533	265,370	260,416
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Second Quarter of		First Two Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Net income	$78,027	$54,953	$146,152	$103,885
Foreign currency translation adjustments	(1,003)	(1,603)	(2,404)	(27,286)
Net unrealized actuarial gain (loss)	50	35	59	(35)
Comprehensive income	77,074	53,385	143,807	76,564
Less: Comprehensive gain (loss) attributable to noncontrolling interests	193	372	(306)	(504)
Comprehensive income attributable to Trimble Navigation Ltd.	$76,881	$53,013	$144,113	$77,068
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Two Quarters of
(Dollars in thousands)	2014	2013
Cash flow from operating activities:
Net income	$146,152	$103,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,621	12,854
Amortization expense	78,443	79,095
Provision for doubtful accounts	869	261
Deferred income taxes	(1,700)	(13,732)
Stock-based compensation	21,087	17,253
Income from equity method investments	(8,688)	(11,414)
Gain on an equity sale	(15,091)	—
Excess tax benefit for stock-based compensation	(13,505)	(7,616)
Provision for excess and obsolete inventories	1,731	569
Other non-cash items	(1,867)	(494)
Add decrease (increase) in assets:
Accounts receivable	(42,563)	(24,071)
Other receivables	(3,708)	(1,558)
Inventories	(21,335)	(14,725)
Other current and non-current assets	(8,001)	(12,165)
Add increase (decrease) in liabilities:
Accounts payable	452	(18,936)
Accrued compensation and benefits	5,625	(7,166)
Deferred revenue	49,042	55,994
Accrued warranty expense	1,070	(154)
Other liabilities	10,954	14,163
Net cash provided by operating activities	214,588	172,043
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(25,094)	(178,953)
Acquisitions of property and equipment	(28,425)	(39,431)
Dividends received from equity method investments	22,463	2,526
Other	(2,684)	730
Net cash used in investing activities	(33,740)	(215,128)
Cash flow from financing activities:
Issuances of common stock, net of tax withholding	39,322	23,954
Excess tax benefit for stock-based compensation	13,505	7,616
Proceeds from debt and revolving credit lines	17,000	239,613
Payments on debt and revolving credit lines	(119,517)	(252,780)
Net cash provided by (used in) financing activities	(49,690)	18,403
Effect of exchange rate changes on cash and cash equivalents	534	(4,017)
Net increase (decrease) in cash and cash equivalents	131,692	(28,699)
Cash and cash equivalents, beginning of period	147,227	157,771
Cash and cash equivalents, end of period	$278,919	$129,072
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
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2013 was January 3, 2014. The second quarter of fiscal 2014 and 2013 ended on July 4, 2014 and June 28, 2013, respectively. Fiscal 2014 is a 52-week year and 2013 is a 53-week year. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The accompanying financial data as of the second quarter of fiscal 2014 and for the second quarter and the first two quarters of fiscal 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2013 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2013. The following discussion should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary have been made to present a fair statement of results for the interim periods presented. The results of operations for the second quarter and the first two quarters of fiscal 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.
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
Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation, including certain line items within Note 7 Segment Information.
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first two quarters of fiscal 2014 from those disclosed in the Company’s 2013 Form 10-K.

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
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will amend the current revenue recognition guidance under U.S. GAAP. The Company will adopt this standard in the first quarter of fiscal 2017. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is unable to determine at this time whether adoption of the standard will have a material impact on its Condensed Consolidated Financial Statements.
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
Effective January 4, 2014, the Company sold 15% of its ownership in VSS to Caterpillar resulting in both the Company and Caterpillar owning 50% of the VSS joint venture. After the sale the Company no longer held a controlling interest in VSS. The sale of the 15% ownership resulted in the deconsolidation of VSS and a gain in the amount of $15.1 million for the first quarter of fiscal 2014. Of this amount, $8.5 million relates to the remeasurement of the Company's retained interest to fair value which was measured using a combination of the income and market approaches. The total gain is included in Other income, net on the Company's Condensed Consolidated Statements of Income. The new 50% investment in VSS is classified as an equity method investment.
NOTE 4. SHAREHOLDERS’ EQUITY
Stock Repurchase Activities
In October 2011, the Company’s Board of Directors approved a stock repurchase program (“2011 Stock Repurchase Program”), authorizing the Company to repurchase up to $100.0 million of Trimble’s common stock. No shares of common stock were repurchased during the first two quarters of fiscal 2014 or 2013. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.
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
The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the unaudited Condensed Consolidated Statements of Income for the second quarter and the first two quarters of fiscal 2014 and 2013.

	Second Quarter of		First Two Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Cost of sales	$763	$607	$1,510	$1,207
Research and development	1,738	1,232	3,215	2,379
Sales and marketing	2,098	1,761	3,960	3,525
General and administrative	6,376	4,835	12,402	10,142
Total operating expenses	10,212	7,828	19,577	16,046
Total stock-based compensation expense	$10,975	$8,435	$21,087	$17,253
Fair value of Trimble Options
Stock option expense recognized in the unaudited Condensed Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company’s compensation expense for stock options is recognized using the straight-line single option method. The fair values for stock options are estimated on the date of grant using the binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during the second quarter and the first two quarters of fiscal 2014 and 2013, the following weighted average assumptions were used:

	Second Quarter of		First Two Quarters of
	2014	2013	2014	2013
Expected dividend yield	—	—	—	—
Expected stock price volatility	35.3%	34.8%	35.4%	34.8%
Risk free interest rate	1.2%	0.5%	1.2%	0.5%
Expected life of options	4.0 years	4.0 years	4.0 years	4.0 years
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
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets
Intangible Assets consisted of the following:

As of	Second Quarter of Fiscal 2014			Fiscal Year End 2013
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$710,433	$(412,004)	$298,429	$699,479	$(363,389)	$336,090
Trade names and trademarks	46,517	(31,659)	14,858	46,195	(28,699)	17,496
Customer relationships	426,050	(212,342)	213,708	424,630	(189,338)	235,292
Distribution rights and other intellectual properties	79,439	(53,021)	26,418	79,844	(49,323)	30,521
	$1,262,439	$(709,026)	$553,413	$1,250,148	$(630,749)	$619,399
The estimated future amortization expense of purchased intangible assets as of the second quarter of fiscal 2014 was as follows:

(Dollars in thousands)
2014 (Remaining)	$74,083
2015	140,620
2016	122,005
2017	100,356
2018	69,649
Thereafter	46,700
Total	$553,413
Goodwill
The changes in the carrying amount of goodwill by segment for the first two quarters of fiscal 2014 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of fiscal year end 2013	$1,080,240	$88,651	$796,094	$24,485	$1,989,470
Additions due to acquisitions	6,385	45	4,422	—	10,852
Purchase price adjustments	737	46	43	—	826
Foreign currency translation adjustments	(2,690)	(266)	298	(18)	(2,676)
Write off	$—	$—	$(689)	$—	$(689)
Balance as of the second quarter of fiscal 2014	$1,084,672	$88,476	$800,168	$24,467	$1,997,783
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in the second half of fiscal 2013 and the first two quarters of fiscal 2014, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
NOTE 6. INVENTORIES
Inventories, net, consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2014	2013
(Dollars in thousands)
Raw materials	$105,373	$94,988
Work-in-process	7,795	6,871
Finished goods	161,203	152,452
Total inventories, net	$274,371	$254,311
Deferred costs of sales for the short-term deferral of hardware and related product revenues are included within finished goods and were $10.2 million as of the second quarter of fiscal 2014 and $12.6 million as of fiscal year end 2013.
NOTE 7. SEGMENT INFORMATION
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
The following table presents revenue, operating income, depreciation expense and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, acquisition costs and restructuring costs. The identifiable assets that the CODM views by segment are accounts receivable, inventories and goodwill.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Second Quarter of Fiscal 2014
Segment revenue	$368,072	$114,456	$122,880	$36,791	$642,199
Operating income	91,884	38,672	20,385	12,083	163,024
Depreciation expense	3,173	191	1,288	158	4,810
Second Quarter of Fiscal 2013
Segment revenue	$313,446	$115,864	$115,524	$31,459	$576,293
Operating income	66,840	43,372	15,435	6,514	132,161
Depreciation expense	2,880	153	1,358	190	4,581
First Two Quarters of Fiscal 2014
Segment revenue	$677,348	$252,621	$241,508	$75,443	$1,246,920
Operating income	149,399	91,609	36,555	23,759	301,322
Depreciation expense	6,330	354	2,510	337	9,531
First Two Quarters of Fiscal 2013
Segment revenue	$580,317	$263,345	$225,688	$63,054	$1,132,404
Operating income	109,813	102,898	27,008	12,999	252,718
Depreciation expense	5,848	287	2,337	387	8,859
As of the Second Quarter of Fiscal 2014
Accounts receivable	$222,590	$65,894	$68,314	$23,013	$379,811
Inventories	178,480	50,286	29,980	15,625	274,371
Goodwill	1,084,672	88,476	800,168	24,467	1,997,783
As of Fiscal Year End 2013
Accounts receivable	$185,634	$62,859	$70,174	$19,265	$337,932
Inventories	171,863	39,554	27,664	15,230	254,311
Goodwill	1,080,240	88,651	796,094	24,485	1,989,470
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Second Quarter of		First Two Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Consolidated segment operating income	$163,024	$132,161	$301,322	$252,718
Unallocated corporate expense	(26,052)	(24,168)	(46,674)	(45,517)
Amortization of purchased intangible assets	(37,874)	(39,763)	(78,443)	(79,095)
Acquisition costs	(1,964)	(3,325)	(3,360)	(6,744)
Consolidated operating income	97,134	64,905	172,845	121,362
Non-operating income, net	1,634	3,786	14,398	1,698
Consolidated income before taxes	$98,768	$68,691	$187,243	$123,060
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up and restructuring costs.
NOTE 8. DEBT, COMMITMENTS AND CONTINGENCIES
Debt consisted of the following:

	Second Quarter of	Fiscal Year End
As of	2014	2013
(Dollars in thousands)
Credit Facilities:
Term loan	$647,500	$665,000
Revolving credit facility	—	85,000
Promissory notes and other debt	8,363	8,458
Total debt	655,863	758,458
Less current portion of long-term debt	60,706	106,402
Non-current portion	$595,157	$652,056
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
As of the second quarter of fiscal 2014, total debt was comprised primarily of a term loan of $647.5 million. Of the total outstanding balance, $595.0 million of the term loan is classified as long-term in the Condensed Consolidated Balance Sheet.
The funds available under the 2012 Credit Facility may be used for general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2012 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 21, 2017, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.15% to 0.35% per annum depending on the Company's leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made on September 29, 2017, with the remaining outstanding balance being due and payable at maturity on November 21, 2017. The Company is required to make quarterly principal payments on the term loan facility totaling $17.5 million for the remainder of fiscal 2014, $70.0 million in fiscal 2015, $70.0 million in fiscal 2016, and the remaining balance of $490.0 million in fiscal 2017. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.
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
The Company was in compliance with these covenants as of the second quarter of fiscal 2014.
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
The weighted average interest rate on the current portion of the long-term debt outstanding under the 2012 Credit Facility and Uncommitted Facilities was 1.53% and 1.31% at the end of the second quarter of fiscal 2014 and fiscal year end 2013, respectively. The interest rate on the non-current debt outstanding under the 2012 Credit Facility was 1.53% and 1.67% at the end of the second quarter of fiscal 2014 and fiscal year end 2013, respectively.
Promissory Notes and Other Debt
As of the second quarter of fiscal 2014 and fiscal year end 2013, the Company had promissory notes and other debt totaling approximately $8.4 million and $8.5 million, respectively, of which $0.2 million and $0.1 million, respectively, was classified as long-term in the Condensed Consolidated Balance Sheet.
Leases and Other Commitments
The estimated future minimum operating lease commitments as of the second quarter of fiscal 2014 are as follows (dollars in thousands):

2014 (Remaining)	$15,223
2015	24,587
2016	17,723
2017	14,185
2018	8,853
Thereafter	27,136
Total	$107,707
As of the second quarter of fiscal 2014, the Company had unconditional purchase obligations of approximately $129.6 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
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

	Fair Values as of the Second Quarter of Fiscal 2014				Fair Values as of Fiscal Year End 2013
(Dollars in thousands)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$2	$—	$—	$2	$2	$—	$—	$2
Deferred compensation plan assets (2)	18,248	—	—	18,248	16,545	—	—	16,545
Derivative assets (3)	—	697	—	697	—	196	—	196
Total	$18,250	$697	$—	$18,947	$16,547	$196	$—	$16,743
Liabilities
Deferred compensation plan liabilities (2)	$18,248	$—	$—	$18,248	$16,545	$—	$—	$16,545
Derivative liabilities (3)	—	775	—	775	—	635	—	635
Contingent consideration liabilities (4)	—	—	6,046	6,046	—	—	2,401	2,401
Total	$18,248	$775	$6,046	$25,069	$16,545	$635	$2,401	$19,581

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

(4)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies the Company acquired. The undiscounted maximum payment under the arrangements is $13.9 million at the end of the second quarter of fiscal 2014, based on estimated future revenues or gross margins. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	Second Quarter of Fiscal 2014		Fiscal Year End 2013
(Dollars in thousands)
Assets:
Cash and cash equivalents	$278,919	$278,919	$147,227	$147,227
Forward foreign currency exchange contracts	697	697	196	196
Liabilities:
Credit facilities	$647,500	$647,500	$750,000	$750,000
Forward foreign currency exchange contracts	775	775	635	635
Promissory notes and other debt	8,363	8,363	8,458	8,458

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
Changes in the Company’s product warranty liability during the first two quarters of fiscal 2014 are as follows:

(Dollars in thousands)
Balance as of fiscal year end 2013	$17,781
Acquired warranties	18
Accruals for warranties issued	10,499
Changes in estimates	630
Warranty settlements (in cash or in kind)	(10,088)
Balance as of the second quarter of fiscal 2014	$18,840
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
The following table shows the computation of basic and diluted earnings per share:

	Second Quarter of		First Two Quarters of
	2014	2013	2014	2013
(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$77,834	$54,581	$146,458	$104,389
Denominator:
Weighted average number of common shares used in basic earnings per share	261,075	256,186	260,432	255,683
Effect of dilutive securities	4,882	4,347	4,938	4,733
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	265,957	260,533	265,370	260,416
Basic earnings per share	$0.30	$0.21	$0.56	$0.41
Diluted earnings per share	$0.29	$0.21	$0.55	$0.40

For the second quarter of fiscal 2014 and 2013, the Company excluded 0.4 million and 3.2 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive. For the first two quarters of fiscal 2014 and 2013, the Company excluded 0.2 million and 2.8 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share.
NOTE 12. INCOME TAXES
In the second quarter of fiscal 2014, the Company’s effective income tax rate was 21% as compared to 20% in the corresponding period in 2013, primarily due to the expiration of the federal R&D credit and the differences in the geographic mix of pretax income. In the first two quarters of fiscal 2014, the Company’s effective income tax rate was 22% as compared to 16% in the corresponding period in 2013 due to the tax effect of a gain on a partial equity sale of VSS, the expiration of the federal R&D credit and the differences in the geographic mix of pretax income.
The Company's effective tax rates for the second quarter of fiscal years 2014 and 2013 are lower than the U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. The Company has not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
The Company and its subsidiaries are subject to U.S. federal and state, and foreign income tax. The Company is currently in different stages of multiple year examinations by the Internal Revenue Service as well as various state and foreign taxing authorities. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits as of the second quarter of fiscal 2014 will materially change in the next twelve months.
The unrecognized tax benefits of $42.1 million and $38.1 million as of the second quarter of fiscal 2014 and fiscal year end 2013, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties as of the second quarter of fiscal 2014 and fiscal year end 2013, of $4.5 million and $3.6 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
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

NOTE 14. SUBSEQUENT EVENTS

In the third quarter of 2014, the Company repurchased approximately 1,509,000 shares of common stock in open market purchases at an average price of $31.60 per share pursuant to its existing stock repurchase program (the “2011 Stock Repurchase Program”). The total purchase price of $47.7 million will be reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings. Common stock repurchases under the program will be recorded based upon the trade date for accounting purposes. All common shares repurchased under this program are retired. As of August 7, 2014, the 2011 Stock Repurchase Program had remaining authorized funds of $52.3 million. The timing and actual number of future shares repurchased will depend on a variety of factors including price, regulatory requirements, capital availability, and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without public notice.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our significant accounting polices during the first two quarters of fiscal 2014 from those disclosed in our 2013 Form 10-K.
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
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will amend the current revenue recognition guidance under U.S. GAAP. We will adopt this standard in the first quarter of fiscal 2017. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are unable to determine at this time whether adoption of the standard will have a material impact on our Condensed Consolidated Financial Statements.
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

Solutions targeted at the end-user make up a significant majority of our revenue. With the exception of our Mobile Solutions and Advanced Devices segments, our products are primarily sold through dealer channels, and it is crucial that we maintain proficient, global, third-party distribution channels.
Some of the more significant developments in our business during the quarter included:
Engineering and Construction Segment
We introduced advances in several Trimble software packages for geospatial analysis and modeling. These included enhanced point cloud processing and management in Trimble Business Center, which enables users to visualize and edit large point clouds while simultaneously working with high-resolution imagery. Improvements to Trimble RealWorks enable our users to produce colorized point clouds using high-resolution and high dynamic range images from professional grade cameras, thereby reducing measurement and modeling times. Enhancements to Trimble Trident software enable mobile mapping professionals to combine datasets captured using spherical cameras with laser scanner and inertial measurements from the Trimble MX2 to easily determine the location of surveyed features and automatically classify imaged objects.
We released an extension for SketchUp software to enable architects, engineers and geospatial professionals to create models from 3D scanning data collected with Trimble 3D laser scanners. The 3D scanning extension dramatically reduces modeling time and provides tools to extract construction points, lines and planes. We also launched SketchUp Mobile View for iPad, which enables design and construction professionals to utilize convenient, on-the-go access to SketchUp models.
Within the heavy civil construction market, we introduced the Trimble CCS900 Compaction Control System to improve efficiency in bulk earthworks and landfill compaction. When using the system, machine operators can make more uniform and efficient passes, report compaction production data in the field, and ensure target compaction is reached with minimal fuel usage and machine wear.
We also announced that Trimble CenterPoint RTX Correction Service is available for heavy civil construction applications. The service offers construction companies a flexible, easy-to-deploy option for conducting pre-bid reconnaissance and initial site measurements without using a traditional GNSS base station, enabling contractors to produce more accurate material estimates and bids.
We acquired Australian-based Mining Information Systems (MIS). The acquisition adds enterprise-level information management capabilities to Trimble's portfolio of mining solutions. These capabilities enable improved productivity, profitability, and safety by providing a more complete view of geospatial, productivity, workforce and cost data across mining functional areas to support better operational and strategic decision making.
In the quarter we continued to execute our global distribution strategy by establishing new SITECH Technology Dealers in northern and northwest Mexico, Nebraska and northeastern Canada.
Field Solutions Segment
Within the agriculture market, we extended our Connected Farm solution to include a new agronomic service, the Soil Information System (SIS), which provides farmers with in-depth 3-D soil data to support more informed decisions about crop production goals. SIS is a 3-D soil mapping solution that produces high-resolution soil and topographic information to provide a greater understanding of the physical and chemical characteristics of the soil. SIS multi-layer soil models enable farmers to initiate effective solutions to resolve the unique challenges of each area of their fields.
We further extended the Connected Farm solution with the release of Trimble PurePixel Precision Vegetation Health Solution, which provides processing of multi-spectral crop images. The system delivers a color-coded visual representation of a field’s crop health or maturity level, enabling farmers and their trusted advisers to be more efficient in locating, identifying and solving crop production issues. Also in the second quarter, we announced that the Trimble Irrigate-IQ precision irrigation solution is available in North America. The solution, which enables farmers to remotely control irrigators via the Internet, also includes the Connected Farm Irrigate application to enable control of pivot irrigation systems via smartphone or tablet.
Mobile Solutions Segment
Within the transportation and logistics market, ALK Technologies, a Trimble company, released the latest version of PC MILER truck routing, mileage and mapping software. PC MILER includes new tools and enhanced functionality geared around the need for greater customization.

Within the forestry market, we released a new Enterprise Forest Management software solution, which provides a single operational platform for managing land, forest and fiber resources. Operating as the centerpiece of the Trimble Connected Forest vision, the new solution integrates maps and spatial data with planning information to enable managers to schedule activities, plan and manage budgets and allocate resources. In addition, we announced that City Forests Ltd of Dunedin, New Zealand implemented the Enterprise Forest Management solution for managing its spatial and non-spatial forest information.
Advanced Devices Segment
We announced a new application, MyTopo Terrain Navigator Pro Enterprise (TNPe), which facilitates collaboration and position sharing in the field. Designed for deployment on mobile devices during large-scale search and rescue operations, environmental cleanups and multi-state conservation projects, TNPe synthesizes and displays collected data to speed in-the-field decision-making and create a digital record of all field activity.
We introduced the Trimble BD930-UHF receiver and communication module. As part of Trimble's GNSS OEM portfolio, the new compact module features centimeter-level, Real-Time Kinematic positioning capabilities coupled with an integrated UHF receiver for precise, mobile positioning. The BD930-UHF module's connectivity and configuration capabilities allow system integrators and OEMs to easily add GNSS, centimeter-level positioning to specialized or custom hardware solutions. The Trimble BD930-UHF can be used for demanding conditions and applications such as field computing, port automation and lightweight robotic or unmanned vehicles.
RECENT BUSINESS DEVELOPMENTS
The following companies or business assets were acquired during the fifteen months ended July 4, 2014 and are combined in our results of operations since the date of acquisition:
Omega Group
On June 2, 2014, we acquired the assets of privately-held The Omega Group, headquartered in San Diego, California. The Omega Group is an industry provider of cloud-based and on-premise operational performance support software that integrates mapping, analytics, intelligence and mobile technologies, allowing public safety agencies to optimize patrol strategies and daily field work. Omega Group's performance is reported under our Mobile Solutions business segment.
Mining Information Systems
On June 2, 2014, we acquired privately-held MIS, headquartered in Perth, Australia. The acquisition will add enterprise-level information management capabilities to Trimble's portfolio of mining solutions. These enterprise-level capabilities can enable improved productivity, profitability, and safety by providing a more complete view of geospatial, productivity, workforce and cost data across functional areas to support better operational and strategic decision making. MIS's performance is reported under our Engineering and Construction business segment.
MAYBIM
On May 12, 2014, we acquired the assets of privately-held MAYBIM based in Provo, Utah. MAYBIM provides 3D Building Information Modeling services to contractors with a focus on mechanical, electrical and plumbing contractors across the U.S. MAYBIM's performance is reported under our Engineering and Construction business segment.
WeoGeo
On May 1, 2014, we acquired privately-held WeoGeo based in Portland, Oregon. WeoGeo is a provider of technology for managing spatial data in the online geospatial data marketplace. WeoGeo's performance is reported under our Engineering and Construction business segment.
Field3D
On March 10, 2014, we acquired SVS Innovations’ (SVSi) construction software business and its advanced Field3D mobile technology based in Tampere, Finland. Field3D is an easy-to-use 3D collaboration software solution for BIM that works on mobile devices, enabling stakeholders in a construction workflow to access complete 3D model information for an entire building on smartphones and tablets. Field3D's performance is reported under our Engineering and Construction business segment.
GeoDesy Kft
On February 24, 2014, we acquired the assets of privately-held GeoDesy and GeoDesy Free Space Optics of Budapest, Hungary. GeoDesy is a European engineering and development company focused on delivering accessories for the geomatics, surveying, mapping and construction industries. GeoDesy Kft's performance is reported under our Engineering and Construction business segment.

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
Trade Service Company, LLC
On May 31, 2013, we acquired privately-held Trade Service Company, LLC based in San Diego, California. Trade Service is a provider in content acquisition, aggregation, management, publishing and distribution of product and pricing information used by manufacturers, distributors and contractors in the Achitecture, Engineering, and Construction industry. Trade Service’s performance is reported under our Engineering and Construction business segment.
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

	Second Quarter of		First Two Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Revenue:
Product	$468,995	$425,880	$911,564	$838,667
Service	100,062	84,511	193,381	166,107
Subscription	73,142	65,902	141,975	127,630
Total revenue	642,199	576,293	1,246,920	1,132,404
Gross margin	$354,571	$302,401	$681,463	$589,315
Gross margin %	55.2%	52.5%	54.7%	52.0%
Operating income	$97,134	$64,905	$172,845	$121,362
Operating income %	15.1%	11.3%	13.9%	10.7%
Revenue
In the second quarter of fiscal 2014, total revenue increased by $65.9 million or 11%, as compared to the second quarter of fiscal 2013. Of this increase, product revenue increased $43.1 million or 10%, service revenue increased $15.6 million or 18%, and subscription revenue increased $7.2 million or 11%. In the first two quarters of fiscal 2014, total revenue increased by $114.5 million or 10%, as compared to the first two quarters of fiscal 2013. Of this increase, product revenue increased $72.9 million or 9%, service revenue increased $27.3 million or 16%, and subscription revenue increased $14.3 million or 11%.

The product, service, and subscription revenue increases were driven primarily by growth across Engineering and Construction, and to a lesser extent, Mobile Solutions and Advanced Devices. The growth was primarily organic growth and to a lesser extent, the impact of the acquisitions which were not applicable in the prior period. The product revenue growth was partially offset by a decrease in Field Solutions product revenue primarily due to softness in agriculture markets. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, Engineering and Construction revenue for the second quarter of fiscal 2014 increased $54.6 million or 17%, Mobile Solutions increased $7.4 million or 6%, and Advanced Devices increased $5.3 million or 17%, partially offset by a decrease in Field Solutions of $1.4 million or 1%, as compared to the second quarter of fiscal 2013. Engineering and Construction revenue for the first two quarters of fiscal 2014 increased $97.0 million or 17%, Mobile Solutions increased $15.8 million or 7%, Advanced Devices increased $12.4 million or 20%, and Field Solutions decreased $10.7 million or 4%, as compared to the corresponding period of fiscal 2013.
Revenue growth within Engineering and Construction was driven by growth due to continued market penetration and continued improvement in the U.S for construction and geospatial products. Mobile Solutions increased due to growth in the transportation and logistics market. Advanced Devices revenue increased primarily due to stronger sales of embedded and timing component products. Field Solutions revenue decreased primarily due to softness in agricultural markets.
Gross Margin
Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $52.2 million for the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, and increased by $92.1 million for the first two quarters of fiscal 2014, as compared to the first two quarters of fiscal 2013. The increase was primarily due to increased sales and gross margin expansion in Engineering and Construction and to a lesser extent in Mobile Solutions. Gross margin as a percentage of total revenue for the second quarter of fiscal 2014 was 55.2%, as compared to 52.5% for the second quarter of fiscal 2013, and was 54.7% for the first two quarters of fiscal 2014, as compared to 52.0% for the first two quarters of fiscal 2013. The increase was primarily due to an increase in sales of higher margin products, primarily software, maintenance, and subscription revenue, primarily due to organic growth, particularly in Engineering and Construction and to a lesser extent, in Mobile Solutions.
Operating Income
Operating income increased by $32.2 million for the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, and increased by $51.5 million for the first two quarters of fiscal 2014, as compared to the first two quarters of fiscal 2013. Operating income as a percentage of total revenue was 15.1% for the second quarter of fiscal 2014, as compared to 11.3% for the second quarter of fiscal 2013, and was 13.9% for the first two quarters of fiscal 2014, as compared to 10.7% for the first two quarters of fiscal 2013.
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
The following table is a summary of revenue and operating income by segment:

	Second Quarter of		First Two Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Engineering and Construction
Revenue	$368,072	$313,446	$677,348	$580,317
Segment revenue as a percent of total revenue	57%	54%	54%	51%
Operating income	$91,884	$66,840	$149,399	$109,813
Operating income as a percent of segment revenue	25%	21%	22%	19%
Field Solutions
Revenue	$114,456	$115,864	$252,621	$263,345
Segment revenue as a percent of total revenue	18%	20%	20%	23%
Operating income	$38,672	$43,372	$91,609	$102,898
Operating income as a percent of segment revenue	34%	37%	36%	39%
Mobile Solutions
Revenue	$122,880	$115,524	$241,508	$225,688
Segment revenue as a percent of total revenue	19%	20%	20%	20%
Operating income	$20,385	15,435	$36,555	27,008
Operating income as a percent of segment revenue	17%	13%	15%	12%
Advanced Devices
Revenue	$36,791	$31,459	$75,443	$63,054
Segment revenue as a percent of total revenue	6%	6%	6%	6%
Operating income	$12,083	$6,514	$23,759	$12,999
Operating income as a percent of segment revenue	33%	21%	31%	21%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Second Quarter of		First Two Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Consolidated segment operating income	$163,024	$132,161	$301,322	$252,718
Unallocated corporate expense	(26,052)	(24,168)	(46,674)	(45,517)
Amortization of purchased intangible assets	(37,874)	(39,763)	(78,443)	(79,095)
Acquisition costs	(1,964)	(3,325)	(3,360)	(6,744)
Consolidated operating income	97,134	64,905	172,845	121,362
Non-operating income, net	1,634	3,786	14,398	1,698
Consolidated income before taxes	$98,768	$68,691	$187,243	$123,060
Unallocated corporate expense includes general corporate expense, amortization of inventory step-up charges and restructuring costs.
Engineering and Construction
Engineering and Construction revenue increased by $54.6 million or 17% and $97.0 million or 17% for the second quarter and the first two quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013. Segment operating income increased $25.0 million or 37% and $39.6 million or 36% for the second quarter and the first two quarters of fiscal 2014, as compared to the corresponding periods in fiscal 2013.
Revenue growth for the second quarter and the first two quarters of fiscal 2014 was driven primarily by continued organic growth due to global sales of construction and geospatial products, primarily in the U.S. and Europe. The U.S. markets continued to improve and European markets demonstrated some growth as well. Australia's economy impacted our sales and was the most significant regional drag on the segment. Additionally, increased market penetration contributed to growth due to continuing adoption of our products, particularly in the construction industry as technology is playing a broader role in increasing productivity and reducing costs. Our newer product solutions integrate both hardware and software technologies across an entire work flow.

Segment operating income increased primarily due to higher revenue and product mix, including higher software, maintenance and subscription revenue.
Field Solutions
Field Solutions revenue decreased by $1.4 million or 1% and $10.7 million or 4% for the second quarter and the first two quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013. Segment operating income decreased by $4.7 million or 11% and $11.3 million or 11% for the second quarter and the first two quarters of fiscal 2014, as compared to the corresponding periods in fiscal 2013.
Field Solution revenue decreased for the second quarter and the first two quarters of fiscal 2014, primarily due to softness in agriculture markets. Lower commodity prices and farmer income contributed to slower than anticipated sales in agriculture in North America and to a lesser extent, Europe. Additionally, weather conditions, particularly in North America, and some dislocation in the channel, as we continue to shift toward a more information centric product offering, impacted our sales. The agriculture decrease was partially offset by an increase in Geographic Information System (GIS) sales.
Mobile Solutions
Mobile Solutions revenue increased by $7.4 million or 6% and $15.8 million or 7% for the second quarter and the first two quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013. Segment operating income increased by $5.0 million or 32% and $9.5 million or 35% for the second quarter and the first two quarters of fiscal 2014, as compared to the corresponding periods in fiscal 2013.
Mobile Solutions revenue increased for the second quarter and the first two quarters of fiscal 2014, primarily due to continued organic growth in the transportation and logistics market, which focuses on enterprise solutions. The majority of the sales are in the U.S., however there is continuing focus on geographic expansion. Operating income increased due to increased revenue and product mix, including higher software, maintenance and subscription revenue.
Advanced Devices
Advanced Devices revenue increased by $5.3 million or 17% and $12.4 million or 20% for the second quarter and the first two quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013. Segment operating income increased by $5.6 million or 85% and $10.8 million or 83% for the second quarter and the first two quarters of fiscal 2014, as compared to the corresponding periods in fiscal 2013.
The increase in revenue and operating income for the second quarter and the first two quarters of fiscal 2014 was due to increased sales of timing, embedded and inertial/GNSS positioning and orientation systems.
Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Second Quarter of		First Two Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Research and development	$81,807	$76,555	$158,183	$150,163
Percentage of revenue	13%	13%	13%	13%
Sales and marketing	$95,621	$85,307	$192,975	$168,930
Percentage of revenue	15%	15%	15%	15%
General and administrative	$61,364	$52,760	$118,797	$104,730
Percentage of revenue	9%	9%	10%	9%
Total	$238,792	$214,622	$469,955	$423,823
Percentage of revenue	37%	37%	38%	37%
Overall, R&D, S&M and G&A expense increased by approximately $24.2 million and $46.1 million for the second quarter and the first two quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013.
Research and development expense increased by $5.3 million and $8.0 million for the second quarter and the first two quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013. Research and development spending overall was at approximately 13% of revenue in both the second quarter and the first two quarters of fiscal 2014 and 2013. The cost of software developed for external sale subsequent to reaching technical feasibility was not material and was expensed as incurred.
The increase in R&D expense in the second quarter of fiscal 2014, as compared to the corresponding period of fiscal 2013 was primarily due to a $1.6 million increase in compensation related expense due to headcount increases, the inclusion of expense of $2.4 million from acquisitions not applicable in the prior corresponding period, a $0.6 million increase due to unfavorable foreign currency exchange rates and a $0.7 million increase in other expense.
The increase in R&D expense in the first two quarters of fiscal 2014, as compared to the corresponding period in fiscal 2013 was primarily due to a $2.8 million increase in compensation related expense due to headcount increases, the inclusion of expense of $5.0 million from acquisitions not applicable in the prior corresponding period, a $0.6 million increase due to unfavorable foreign currency exchange rates, partially offset by a $0.4 million decrease in other expense.
* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense increased by $10.3 million and $24.0 million for the second quarter and the first two quarters of fiscal 2014, respectively, as compared to the corresponding periods of fiscal 2013. Sales and marketing spending overall was at approximately 15% of revenue in both the second quarter and the first two quarters of fiscal 2014 and 2013.
The increase in Sales and marketing expense in the second quarter of fiscal 2014, as compared to the corresponding period of fiscal 2013 was primarily due to a $7.0 million increase in compensation related expense due to headcount increases, the inclusion of expense of $1.5 million from acquisitions not applicable in the prior period, a $0.9 million increase due to unfavorable foreign currency exchange rates and a $0.9 million increase in other expense.
The increase in Sales and marketing expense in the first two quarters of fiscal 2014, as compared to the corresponding period in fiscal 2013 was primarily due to an $11.4 million increase in compensation related expense due to headcount increases, the inclusion of expense of $4.6 million from acquisitions not applicable in the prior corresponding period, a $5.3 million increase in travel/marketing cost due to two global dealer meetings, and a $1.1 million increase due to unfavorable foreign currency exchange rates, and a $1.6 million increase in other expense.
* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.
General and administrative expense increased by $8.6 million and $14.1 million for the second quarter and the first two quarters of fiscal 2014, respectively, as compared to the corresponding periods of fiscal 2013. General and administrative spending overall was at approximately 9% and 10% of revenue in the second quarter and the first two quarters of fiscal 2014, respectively, as compared to 9% in both the corresponding periods of fiscal 2013.
The increase in G&A expenses in the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013 was primarily due to a $4.3 million increase in compensation related expense due to headcount increases, the inclusion of expense of $1.1 million from acquisitions not applicable in the prior period, a $0.3 million increase in bad debt expense, and a $4.2 million increase in other expense, partially offset by a $1.3 million decrease in acquisition cost.
The increase in G&A expenses in the first two quarters of fiscal 2014, as compared to the corresponding period in fiscal 2013 was primarily due to a $7.5 million increase in compensation related expense, the inclusion of expense of $3.5 million from acquisitions not applicable in the prior period, a $0.9 million increase in bad debt expense, and a $5.6 million increase in other expense, partially offset by a $3.4 million decrease in acquisition cost.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $37.9 million in the second quarter of fiscal 2014, as compared to $39.8 million in the second quarter of fiscal 2013. Of the total $37.9 million in the second quarter of fiscal 2014, $17.9 million is presented as a separate line within Operating expense and $20.0 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. The decrease was due to the expiration of amortization for prior acquisitions, partially offset by acquisitions not included in the second quarter of fiscal 2013. As of the second quarter of fiscal 2014, future amortization of intangible assets is expected to be $74.1 million during the remaining two quarters of fiscal 2014, $140.6 million during 2015, $122.0 million during 2016, $100.4 million during 2017, $69.6 million during 2018 and $46.7 million thereafter.
Non-operating Income, Net
The components of non-operating income, net, were as follows:

	Second Quarter of		First Two Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Interest expense, net	$(3,164)	$(4,255)	$(6,847)	$(9,326)
Foreign currency transaction gain (loss)	(454)	600	(609)	(969)
Income from equity method investments, net	5,225	7,157	8,688	11,414
Other income, net	27	284	13,166	579
Total non-operating income, net	$1,634	$3,786	$14,398	$1,698
Non-operating income, net decreased $2.2 million for the second quarter and increased $12.7 million for the first two quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013. The decrease for the second quarter of fiscal 2014 was primarily due to a decrease in profitability from joint ventures. The increase for the first two quarters of fiscal 2014 was primarily due to a gain on a partial equity sale of Virtual Site Solutions (VSS) and lower interest expense, partially offset by lower profitability from joint ventures.
Income Tax Provision
Our effective income tax rate for the second quarter of fiscal 2014 was 21%, as compared to 20% in the corresponding period in 2013, primarily due to the expiration of the federal R&D credit and the differences in the geographic mix of pretax income. In the first two quarters of fiscal 2014, our effective income tax rate was 22% as compared to 16% in the corresponding period in 2013 due to the tax effect of a gain on a partial equity sale of VSS, the expiration of the federal R&D credit and the differences in the geographic mix of pretax income
Our effective tax rates for the second quarter of fiscal years 2014 and 2013 are lower than the U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. We have not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the second quarter of fiscal 2014 and fiscal year end 2013.
LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter of	Fiscal Year End
As of	2014	2013
(Dollars in thousands)
Cash and cash equivalents	$278,919	$147,227
Total debt	655,863	758,458
	First Two Quarters of
	2014	2013
(Dollars in thousands)
Cash provided by operating activities	$214,588	$172,043
Cash used in investing activities	(33,740)	(215,128)
Cash provided by (used in) financing activities	(49,690)	18,403
Effect of exchange rate changes on cash and cash equivalents	534	(4,017)
Net increase (decrease) in cash and cash equivalents	$131,692	$(28,699)

Cash and Cash Equivalents
As of the second quarter of fiscal 2014, cash and cash equivalents totaled $278.9 million as compared to $147.2 million as of fiscal year end 2013. Debt was $655.9 million as of the second quarter of fiscal 2014, as compared to $758.5 million as of fiscal year end 2013.
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
Operating Activities
Cash provided by operating activities was $214.6 million for the first two quarters of fiscal 2014, as compared to $172.0 million for the first two quarters of fiscal 2013. The increase of $42.5 million was primarily driven by an increase in net income before non-cash depreciation and amortization, partially offset by an increase in accounts receivable.
Investing Activities
Cash used in investing activities was $33.7 million for the first two quarters of fiscal 2014, as compared to $215.1 million for the first two quarters of fiscal 2013. The decrease of $181.4 million was due to lower cash requirements for business acquisitions.
Financing Activities
Cash used in financing activities was $49.7 million for the first two quarters of fiscal 2014, as compared to cash provided of $18.4 million for the first two quarters of fiscal 2013. The decrease of $68.1 million was primarily due to payments on term loan debt and revolving credit lines.
Accounts Receivable and Inventory Metrics

	Second Quarter of	Fiscal Year End
As of	2014	2013
Accounts receivable days sales outstanding	54	55
Inventory turns per year	4.1	4.1

Accounts receivable days sales outstanding were 54 days as of the end of the second quarter of fiscal 2014, as compared to 55 days as of the end of fiscal 2013. The decrease in DSO was primarily due to improved collections. Accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were both 4.1 as of the end of the second quarter of fiscal 2014 and the end of fiscal 2013. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
Repatriation of Foreign Earnings and Income Taxes
As of the second quarter of fiscal 2014, $143.6 million of cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. taxes to repatriate substantially all of these funds due to intercompany financing arrangements with our foreign subsidiaries.  While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2012 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
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
As of the second quarter of 2014, our total debt was comprised primarily of a term loan of $647.5 million. Of the total outstanding balance, $595.0 million of the term loan is classified as long-term in the Condensed Consolidated Balance Sheet.
The funds available under the 2012 Credit Facility may be used for general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2012 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 21, 2017, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.15% to 0.35% per annum depending on our leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made on September 29, 2017, with the remaining outstanding balance being due and payable at maturity on November 21, 2017. We are required to make quarterly principal payments on the term loan facility totaling $17.5 million for the remainder of fiscal 2014, $70.0 million in fiscal 2015, $70.0 million in fiscal 2016, and the remaining balance of $490.0 million in fiscal 2017. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.
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
We were in compliance with these covenants as of the second quarter of fiscal 2014.
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
The weighted average interest rate on the current portion of our long-term debt outstanding under the 2012 Credit Facility and Uncommitted Facilities was 1.53% and 1.31% at the end of the second quarter of fiscal 2014 and fiscal year end 2013, respectively. The interest rate on our non-current debt outstanding under the 2012 Credit Facility was 1.53% and 1.67% at the end of the second quarter of fiscal 2014 and fiscal year end 2013, respectively.
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

(Dollars in thousands, except per share data)		Second Quarter of				First Two Quarters of
		2014		2013		2014		2013
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$354,571	55.2%	$302,401	52.5%	$681,463	54.7%	$589,315	52.0%
Restructuring	( A )	170	—%	766	0.1%	217	—%	821	0.1%
Amortization of purchased intangible assets	( B )	20,018	3.1%	19,855	3.4%	40,906	3.3%	39,536	3.5%
Stock-based compensation	( C )	763	0.2%	607	0.1%	1,510	0.1%	1,207	0.1%
Amortization of acquisition-related inventory step-up	( D )	25	—%	524	0.1%	76	—%	1,127	0.1%
Non-GAAP gross margin:		$375,547	58.5%	$324,153	56.2%	$724,172	58.1%	$632,006	55.8%
OPERATING EXPENSES:
GAAP operating expenses:		$257,437	40.1%	$237,496	41.2%	$508,618	40.8%	$467,953	41.3%
Restructuring	( A )	(789)	(0.1)%	(2,966)	(0.5)%	(1,126)	(0.1)%	(4,571)	(0.4)%
Amortization of purchased intangible assets	( B )	(17,856)	(2.8)%	(19,908)	(3.5)%	(37,537)	(3.0)%	(39,559)	(3.5)%
Stock-based compensation	( C )	(10,212)	(1.6)%	(7,828)	(1.4)%	(19,577)	(1.6)%	(16,046)	(1.4)%
Acquisition / divestiture items	( E )	(1,964)	(0.3)%	(2,976)	(0.4)%	(3,360)	(0.3)%	(6,394)	(0.6)%

Non-GAAP operating expenses:		$226,616	35.3%	$203,818	35.4%	$447,018	35.8%	$401,383	35.4%
OPERATING INCOME:
GAAP operating income:		$97,134	15.1%	$64,905	11.3%	$172,845	13.9%	$121,362	10.7%
Restructuring	( A )	959	0.1%	3,732	0.6%	1,343	0.1%	5,392	0.5%
Amortization of purchased intangible assets	( B )	37,874	6.0%	39,763	6.9%	78,443	6.3%	79,095	7.0%
Stock-based compensation	( C )	10,975	1.7%	8,435	1.5%	21,087	1.6%	17,253	1.5%
Amortization of acquisition-related inventory step-up	( D )	25	—%	524	0.1%	76	—%	1,127	0.1%
Acquisition / divestiture items	( E )	1,964	0.3%	2,976	0.5%	3,360	0.3%	6,394	0.6%
Non-GAAP operating income:		$148,931	23.2%	$120,335	20.9%	$277,154	22.2%	$230,623	20.4%
NON-OPERATING INCOME, NET:
GAAP non-operating income, net:		$1,634		$3,786		$14,398		$1,698
Acquisition / divestiture items	( E )	2,612		(459)		4,305		(860)
Gain on an equity sale	( F )	—		—		(15,091)		—
Non-GAAP non-operating income, net:		$4,246		$3,327		$3,612		$838
			GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )
INCOME TAX PROVISION:
GAAP income tax provision:		$20,741	21%	$13,738	20%	$41,091	22%	$19,175	16%
Non-GAAP items tax effected:	( G )	11,426		10,994		22,430		16,337
Tax on gain on an equity sale	( H )	—		—		(5,836)		—
Non-GAAP income tax provision:		$32,167	21%	$24,732	20%	$57,685	21%	$35,512	16%
NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$77,834		$54,581		$146,458		$104,389
Restructuring	( A )	959		3,732		1,343		5,392
Amortization of purchased intangible assets	( B )	37,874		39,763		78,443		79,095
Stock-based compensation	( C )	10,975		8,435		21,087		17,253
Amortization of acquisition-related inventory step-up	( D )	25		524		76		1,127
Acquisition / divestiture items	( E )	4,576		2,517		7,665		5,534
Gain on an equity sale	( F )	—		—		(15,091)		—
Non-GAAP tax adjustments	( G ), ( H )	(11,426)		(10,994)		(16,594)		(16,337)
Non-GAAP net income attributable to Trimble Navigation Ltd.		$120,817		$98,558		$223,387		$196,453
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.29		$0.21		$0.55		$0.40
Restructuring	( A )	—		0.01		0.01		0.02
Amortization of purchased intangible assets	( B )	0.14		0.15		0.30		0.30
Stock-based compensation	( C )	0.04		0.04		0.08		0.07
Amortization of acquisition-related inventory step-up	( D )	—		—		—		—
Acquisition / divestiture items	( E )	0.02		0.01		0.03		0.02
Gain on an equity sale	( F )	—		—		(0.06)		—
Non-GAAP tax adjustments	( G ), ( H )	(0.04)		(0.04)		(0.07)		(0.06)

Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.	$0.45	$0.38	$0.84	$0.75
OPERATING LEVERAGE:
Increase in non-GAAP operating income	$28,596	$15,098	$46,531	$23,652
Increase in revenue	$65,906	$58,733	$114,516	$112,577
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)	43.4%	25.7%	40.6%	21.0%

	Second Quarter of					First Two Quarters of
	2014			2013		2014		2013
(Dollars in thousands, except per share data)			% of Segment Revenue		% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:		$91,884	25.0%	$66,840	21.3%	$149,399	22.1%	$109,813	18.9%
Stock-based compensation	( J )	3,840	1.0%	2,890	0.9%	7,431	1.1%	5,752	1.0%
Non-GAAP operating income before corporate allocations:		$95,724	26.0%	$69,730	22.2%	$156,830	23.2%	$115,565	19.9%
Field Solutions
GAAP operating income before corporate allocations:		$38,672	33.8%	$43,372	37.4%	$91,609	36.3%	$102,898	39.1%
Stock-based compensation	( J )	906	0.8%	827	0.7%	1,676	0.6%	1,544	0.6%
Non-GAAP operating income before corporate allocations:		$39,578	34.6%	$44,199	38.1%	$93,285	36.9%	$104,442	39.7%
Mobile Solutions
GAAP operating income (loss) before corporate allocations:		$20,385	16.6%	$15,435	13.4%	$36,555	15.1%	$27,008	12.0%
Stock-based compensation	( J )	1,282	1.0%	948	0.8%	2,460	1.1%	1,860	0.8%
Non-GAAP operating income before corporate allocations:		$21,667	17.6%	$16,383	14.2%	$39,015	16.2%	$28,868	12.8%
Advanced Devices
GAAP operating income before corporate allocations:		$12,083	32.8%	$6,514	20.7%	$23,759	31.5%	$12,999	20.6%
Stock-based compensation	( J )	506	1.4%	901	2.9%	1,002	1.3%	1,750	2.8%
Non-GAAP operating income before corporate allocations:		$12,589	34.2%	$7,415	23.6%	$24,761	32.8%	$14,749	23.4%

A.
Restructuring costs. Included in our GAAP presentation of cost of sales and operating expenses, restructuring costs recorded are primarily for employee compensation resulting from reductions in employee headcount in connection with our company restructurings. We exclude restructuring costs from our non-GAAP measures because we believe they do not reflect expected future operating expenses, they are not indicative of our core operating performance, and they are not meaningful in comparisons to our past operating performance. We have incurred restructuring expense in each of the periods presented however the amount incurred can vary significantly based on whether a restructuring has occurred in the period and the timing of headcount reductions.

B.
Amortization of purchased intangible assets. Included in our GAAP presentation of gross margin and operating expenses is amortization of purchased intangible assets. US GAAP accounting requires that intangible assets are recorded at fair value and amortized over their useful lives. Consequently, the timing and size of our acquisitions will cause our operating results to vary from period to period, making a comparison to past performance difficult for investors. This accounting treatment may cause differences when comparing our results to companies that grow internally because the fair value assigned to the intangible assets acquired through acquisition may significantly exceed the equivalent expenses that a company may incur for similar efforts when performed internally. Furthermore, the useful life that we expense our intangible assets over may be substantially different from the time period that an internal growth company incurs and recognizes such expenses. We believe that by excluding the amortization of purchased intangible assets, which primarily represents technology and/or customer relationships already developed, it provides an alternative way for investors to compare our operations pre-acquisition to those post-acquisition and to those of our competitors that have pursued internal growth strategies. However, we note that companies that grow internally will incur costs to develop intangible assets that will be expensed in the period incurred, which may make a direct comparison more difficult.

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the second quarter and the first two quarters of fiscal 2014 and 2013, stock-based compensation was allocated as follows:

	Second Quarter of		First Two Quarters of
(Dollars in thousands)	2014	2013	2014	2013
Cost of sales	$763	$607	$1,510	$1,207
Research and development	1,738	1,232	3,215	2,379
Sales and Marketing	2,098	1,761	3,960	3,525
General and administrative	6,376	4,835	12,402	10,142
	$10,975	$8,435	$21,087	$17,253

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

F.
Gain on an equity sale. Included in our GAAP presentation of non-operating income, net this amount represents a gain on a partial equity sale of Virtual Site Solutions. We excluded the gain from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-GAAP measures because it facilitates an evaluation of our non-operating income trends.

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

J.
Stock-based compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance as it is a non-cash expense. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $4.4 million and $2.9 million for the second quarter of fiscal 2014 and 2013, respectively, and $8.5 million and $6.3 million for the first two quarters of fiscal 2014 and 2013, respectively.

Non-GAAP Operating Income
Non-GAAP operating income increased by $28.6 million for the second quarter of fiscal 2014, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 23.2% for the second quarter of fiscal 2014, as compared to 20.9% for the corresponding period in the prior year. Non-GAAP operating income increased by $46.5 million for the first two quarters of fiscal 2014, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 22.2% for the first two quarters of fiscal 2014, as compared to 20.4% for the corresponding period in the prior year. The increase in operating income for the second quarter and the first two quarters was primarily driven by higher revenue in Engineering and Construction and Mobile Solutions and gross margin expansion due to higher margin software, maintenance, and subscription revenue. The increase in operating income percentage for both the second quarter and the first two quarters was primarily due to gross margin expansion, partially offset by higher operating expense associated with acquisitions.
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
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar and Canadian Dollar. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the second quarter and the first two quarters of fiscal 2014, revenue was positively impacted by foreign currency exchange rates by $5.0 million and $8.3 million, respectively. The positive impact to operating income was $1.9 million and $3.4 million, respectively.
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
Foreign currency forward contracts outstanding as of the second quarter of fiscal 2014 and fiscal year end 2013 are summarized as follows (in thousands):

	Second Quarter of Fiscal 2014		Fiscal Year End 2013
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(31,469)	$536	$(41,850)	$(165)
Sold	$105,918	$(614)	$136,952	$(274)
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
ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 8, 2014. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1	Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2014. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2014. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2014. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2014. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed April 9, 2014.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ François Delépine
François Delépine
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: August 7, 2014

EXHIBIT INDEX
.

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 8, 2014. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1	Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2014. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2014. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2014. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2014. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed April 9, 2014.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.