Form 10-Q
period 2014-10-03
TRIMBLE NAVIGATION LTD /CA/
filed 2014-11-07
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2014, there were 259,006,068 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended October 3, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Third Quarter of	Fiscal Year End
As of	2014	2013
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$139,477	$147,227
Accounts receivable, net	358,504	337,932
Other receivables	29,791	23,143
Inventories, net	278,027	254,311
Deferred income taxes	64,583	38,597
Other current assets	45,659	35,807
Total current assets	916,041	837,017
Property and equipment, net	153,823	142,975
Goodwill	2,051,560	1,989,470
Other purchased intangible assets, net	571,923	619,399
Other non-current assets	126,027	111,979
Total assets	$3,819,374	$3,700,840
LIABILITIES
Current liabilities:
Current portion of long-term debt	$69,020	$106,402
Accounts payable	104,758	112,522
Accrued compensation and benefits	87,980	95,866
Deferred revenue	205,714	159,295
Accrued warranty expense	20,422	17,781
Other current liabilities	136,374	85,124
Total current liabilities	624,268	576,990
Non-current portion of long-term debt	577,719	652,056
Non-current deferred revenue	25,274	20,431
Deferred income taxes	134,177	136,399
Other non-current liabilities	94,267	80,982
Total liabilities	1,455,705	1,466,858
Commitments and contingencies
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 360,000 shares authorized; 259,895 and 258,711 shares issued and outstanding as of the third quarter of fiscal 2014 and fiscal year end 2013, respectively	1,197,146	1,106,017
Retained earnings	1,184,228	1,081,695
Accumulated other comprehensive income (loss)	(29,509)	33,194
Total Trimble Navigation Ltd. shareholders’ equity	2,351,865	2,220,906
Noncontrolling interests	11,804	13,076
Total equity	2,363,669	2,233,982
Total liabilities and equity	$3,819,374	$3,700,840
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
(In thousands, except per share data)	2014	2013	2014	2013
Revenue:
Product	$415,490	$401,565	$1,327,054	$1,240,232
Service	98,366	85,521	291,747	251,628
Subscription	70,940	69,416	212,915	197,046
Total revenue	584,796	556,502	1,831,716	1,688,906
Cost of sales:
Product	189,331	187,865	605,452	587,059
Service	36,759	31,959	108,605	95,351
Subscription	21,876	21,223	58,460	62,190
Amortization of purchased intangible assets	20,057	20,402	60,963	59,938
Total cost of sales	268,023	261,449	833,480	804,538
Gross margin	316,773	295,053	998,236	884,368
Operating expense
Research and development	78,954	71,622	237,137	221,785
Sales and marketing	95,843	85,507	288,818	254,437
General and administrative	111,399	53,648	230,196	158,378
Restructuring charges	219	31	1,345	4,602
Amortization of purchased intangible assets	19,269	21,216	56,806	60,775
Total operating expense	305,684	232,024	814,302	699,977
Operating income	11,089	63,029	183,934	184,391
Non-operating income (loss), net
Interest expense, net	(2,975)	(4,122)	(9,822)	(13,448)
Foreign currency transaction loss	(3,200)	(157)	(3,809)	(1,126)
Income from equity method investments	2,840	4,494	11,528	15,908
Other income (loss), net	(599)	268	12,567	847
Total non-operating income (loss), net	(3,934)	483	10,464	2,181
Income before taxes	7,155	63,512	194,398	186,572
Income tax provision (benefit)	(4,720)	8,892	36,371	28,067
Net income	11,875	54,620	158,027	158,505
Less: Net gain (loss) attributable to noncontrolling interests	43	151	(263)	(353)
Net income attributable to Trimble Navigation Ltd.	$11,832	$54,469	$158,290	$158,858
Basic income per share	$0.05	$0.21	$0.61	$0.62
Shares used in calculating basic income per share	260,329	257,037	260,398	256,135
Diluted income per share	$0.04	$0.21	$0.60	$0.61
Shares used in calculating diluted income per share	264,419	261,137	265,053	260,664
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Third Quarter of		First Three Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Net income	$11,875	$54,620	$158,027	$158,505
Foreign currency translation adjustments	(60,485)	28,756	(62,889)	1,470
Net unrealized actuarial gain (loss)	127	(101)	186	(136)
Comprehensive income (loss)	(48,483)	83,275	95,324	159,839
Less: Comprehensive gain (loss) attributable to noncontrolling interests	43	151	(263)	(353)
Comprehensive income (loss) attributable to Trimble Navigation Ltd.	$(48,526)	$83,124	$95,587	$160,192
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Three Quarters of
(Dollars in thousands)	2014	2013
Cash flow from operating activities:
Net income	$158,027	$158,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	24,068	19,630
Amortization expense	117,769	120,713
Provision for doubtful accounts	2,887	1,204
Deferred income taxes	(1,193)	(13,520)
Stock-based compensation	32,125	26,158
Income from equity method investments	(11,528)	(15,908)
Gain on an equity sale	(15,091)	—
Excess tax benefit for stock-based compensation	(14,094)	(8,803)
Provision for excess and obsolete inventories	3,553	1,551
Other non-cash items	5,422	738
Add decrease (increase) in assets:
Accounts receivable	(12,742)	(28,466)
Other receivables	(4,709)	4,047
Inventories	(27,234)	2,645
Other current and non-current assets	(12,929)	(22,765)
Add increase (decrease) in liabilities:
Accounts payable	(6,745)	(22,467)
Accrued compensation and benefits	(9,321)	(2,738)
Deferred revenue	41,861	46,891
Accrued warranty expense	2,735	347
Other liabilities	37,603	10,646
Net cash provided by operating activities	310,464	278,408
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(170,863)	(200,401)
Acquisitions of property and equipment	(34,952)	(57,646)
Acquisitions of intangible assets	(7,007)	(105)
(Purchases) sales of equity method investments	(10,939)	2,429
Dividends received from equity method investments	25,850	7,672
Increase in restricted cash	—	(6,696)
Other	(4,532)	(1,661)
Net cash used in investing activities	(202,443)	(256,408)
Cash flow from financing activities:
Issuances of common stock, net of tax withholding	53,601	37,667
Repurchase and retirement of common stock	(64,978)	—
Excess tax benefit for stock-based compensation	14,094	8,803
Proceeds from debt and revolving credit lines	42,027	332,021
Payments on debt and revolving credit lines	(153,274)	(440,886)
Net cash used in financing activities	(108,530)	(62,395)
Effect of exchange rate changes on cash and cash equivalents	(7,241)	(2,119)
Net decrease in cash and cash equivalents	(7,750)	(42,514)
Cash and cash equivalents, beginning of period	147,227	157,771
Cash and cash equivalents, end of period	$139,477	$115,257

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
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2013 was January 3, 2014. The third quarter of fiscal 2014 and 2013 ended on October 3, 2014 and September 27, 2013, respectively. Fiscal 2014 is a 52-week year and 2013 is a 53-week year. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The accompanying financial data as of the third quarter of fiscal 2014 and for the third quarter and the first three quarters of fiscal 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2013 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2013. The following discussion should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary have been made to present a fair statement of results for the interim periods presented. The results of operations for the third quarter and the first three quarters of fiscal 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.
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
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting polices during the first three quarters of fiscal 2014 from those disclosed in the Company’s 2013 Form 10-K.

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
Effective January 4, 2014, the Company sold 15% of its ownership in VSS to Caterpillar resulting in both the Company and Caterpillar owning 50% of the VSS joint venture. After the sale the Company no longer held a controlling interest in VSS. The sale of the 15% ownership resulted in the deconsolidation of VSS and a gain in the amount of $15.1 million in the first quarter of fiscal 2014. Of this amount, $8.5 million relates to the remeasurement of the Company's retained interest to fair value which was measured using a combination of the income and market approaches. The total gain is included in Other income (loss), net on the Company's Condensed Consolidated Statements of Income. The new 50% investment in VSS is classified as an equity method investment.
NOTE 4. SHAREHOLDERS’ EQUITY
Stock Repurchase Activities
In August 2014, the Company’s Board of Directors approved a stock repurchase program (“2014 Stock Repurchase Program”), authorizing the Company to repurchase up to $300.0 million of Trimble’s common stock, replacing a stock repurchase program which has been in place since 2011 and had $52.3 million remaining unused. During the first three quarters of fiscal 2014, under the provisions of both the 2014 and 2011 Stock Repurchase Programs, the Company repurchased approximately 2,083,000 shares of common stock in open market purchases, all of which were made in the third quarter, at an average price of $31.20 per share, for a total of $65.0 million. No shares of common stock were repurchased during the third and first three quarters of fiscal 2013. The purchase price was reflected as a decrease to common stock based on the average book value per share for all outstanding shares calculated for each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result, retained earnings was reduced by $55.5 million in the third quarter and the first three quarters of fiscal 2014. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired. As of the third quarter of fiscal 2014, the 2014 Stock Repurchase Program had remaining authorized funds of $282.8 million. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.

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
The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the unaudited Condensed Consolidated Statements of Income for the third quarter and the first three quarters of fiscal 2014 and 2013.

	Third Quarter of		First Three Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Cost of sales	$776	$609	$2,286	$1,816
Research and development	1,600	1,265	4,815	3,644
Sales and marketing	2,062	1,816	6,022	5,341
General and administrative	6,600	5,215	19,002	15,357
Total operating expenses	10,262	8,296	29,839	24,342
Total stock-based compensation expense	$11,038	$8,905	$32,125	$26,158
Fair value of Trimble Options
Stock option expense recognized in the unaudited Condensed Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company’s compensation expense for stock options is recognized on a straight-line basis over the vesting period, typically four to five years. The fair values for stock options are estimated on the date of grant using the binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during the third quarter and the first three quarters of fiscal 2014 and 2013, the following weighted average assumptions were used:

	Third Quarter of		First Three Quarters of
	2014	2013	2014	2013
Expected dividend yield	—	—	—	—
Expected stock price volatility	35.4%	34.7%	35.4%	34.8%
Risk free interest rate	0.9%	0.5%	1.2%	0.5%
Expected life of options	3.9 years	3.8 years	4.0 years	4.0 years
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
NOTE 5. BUSINESS COMBINATIONS
During first three quarters of fiscal 2014, the Company acquired ten businesses, all with cash consideration, across its Engineering and Construction, Field Solutions, and Mobile Solutions segments. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. None of the acquisitions were significant individually or in the aggregate. The purchase prices ranged from less than $1.0 million to $83.1 million. The largest acquisitions were of a company that provides product in real estate and facility management software and a manufacturer of wireless and hardwired crane safety instrumentation. Both acquisitions are within the Engineering and Construction segment. In the aggregate, the businesses acquired during fiscal 2014 collectively contributed less than one percent to the Company's total revenue during the first three quarters of fiscal 2014.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in the fourth quarter of fiscal 2013 and the first three quarters of fiscal 2014, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions of $4.1 million and $7.4 million for the third quarter and the first three quarters of fiscal 2014, respectively and $2.9 million and $9.3 million for the corresponding period of fiscal 2013, respectively, were expensed as incurred and were included in General and administrative expense in the Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during the first three quarters of fiscal 2014.

Third Quarter of
As of	2014
(Dollars in thousands)
Fair value of total purchase consideration	$185,337
Fair value of net assets acquired	24,277
Identified intangible assets	83,079
Deferred taxes	(29,667)
Goodwill	$107,648

Intangible Assets
Intangible Assets consisted of the following:

As of	Third Quarter of Fiscal 2014			Fiscal Year End 2013
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$737,269	$(426,224)	$311,045	$699,479	$(363,389)	$336,090
Trade names and trademarks	50,221	(32,721)	17,500	46,195	(28,699)	17,496
Customer relationships	436,335	(218,578)	217,757	424,630	(189,338)	235,292
Distribution rights and other intellectual properties	79,679	(54,058)	25,621	79,844	(49,323)	30,521
	$1,303,504	$(731,581)	$571,923	$1,250,148	$(630,749)	$619,399
The estimated future amortization expense of purchased intangible assets as of the third quarter of fiscal 2014 was as follows:

(Dollars in thousands)
2014 (Remaining)	$39,291
2015	150,328
2016	131,588
2017	109,987
2018	79,562
Thereafter	61,167
Total	$571,923
Goodwill
The changes in the carrying amount of goodwill by segment for the first three quarters of fiscal 2014 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Balance as of fiscal year end 2013	$1,080,240	$88,651	$796,094	$24,485	$1,989,470
Additions due to acquisitions	102,356	45	4,422	—	106,823
Purchase price adjustments	845	46	(66)	—	825
Foreign currency translation adjustments	(38,960)	(2,858)	(2,093)	(754)	(44,665)
Write off	$(72)	$—	$(821)	$—	$(893)
Balance as of the third quarter of fiscal 2014	$1,144,409	$85,884	$797,536	$23,731	$2,051,560

NOTE 6. INVENTORIES
Inventories, net, consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2014	2013
(Dollars in thousands)
Raw materials	$110,376	$94,988
Work-in-process	7,089	6,871
Finished goods	160,562	152,452
Total inventories, net	$278,027	$254,311
Deferred costs of sales for the short-term deferral of hardware and related product revenues are included within finished goods and were $9.1 million as of the third quarter of fiscal 2014 and $12.6 million as of fiscal year end 2013.
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

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in thousands)
Third Quarter of Fiscal 2014
Segment revenue	$342,272	$88,791	$121,171	$32,562	$584,796
Operating income	70,553	25,185	18,209	9,091	123,038
Depreciation expense	3,416	227	1,447	150	5,240
Third Quarter of Fiscal 2013
Segment revenue	$310,611	$99,466	$113,570	$32,855	$556,502
Operating income	73,488	31,373	15,276	8,420	128,557
Depreciation expense	2,990	139	1,056	195	4,380
First Three Quarters of Fiscal 2014
Segment revenue	$1,019,620	$341,412	$362,679	$108,005	$1,831,716
Operating income	219,952	116,794	54,764	32,850	424,360
Depreciation expense	9,746	581	3,957	488	14,772
First Three Quarters of Fiscal 2013
Segment revenue	$890,928	$362,811	$339,258	$95,909	$1,688,906
Operating income	183,301	134,271	42,284	21,419	381,275
Depreciation expense	8,838	426	3,393	582	13,239
As of the Third Quarter of Fiscal 2014
Accounts receivable	$223,308	$54,406	$61,541	$19,249	$358,504
Inventories	185,908	48,003	28,080	16,036	278,027
Goodwill	1,144,409	85,884	797,536	23,731	2,051,560
As of Fiscal Year End 2013
Accounts receivable	$185,634	$62,859	$70,174	$19,265	$337,932
Inventories	171,863	39,554	27,664	15,230	254,311
Goodwill	1,080,240	88,651	796,094	24,485	1,989,470
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	Third Quarter of		First Three Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Consolidated segment operating income	$123,038	$128,557	$424,360	$381,275
Unallocated corporate expense	(68,567)	(21,019)	(115,241)	(66,886)
Amortization of purchased intangible assets	(39,326)	(41,618)	(117,769)	(120,713)
Acquisition costs	(4,056)	(2,891)	(7,416)	(9,285)
Consolidated operating income	11,089	63,029	183,934	184,391
Non-operating income (loss), net	(3,934)	483	10,464	2,181
Consolidated income before taxes	$7,155	$63,512	$194,398	$186,572
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up, restructuring costs and litigation reserves of $52.0 million, of which $51.3 million relates to Recreational Data Services, Inc. as discussed further in Note 13.
NOTE 8. DEBT, COMMITMENTS AND CONTINGENCIES
Debt consisted of the following:

	Third Quarter of	Fiscal Year End
As of	2014	2013
(Dollars in thousands)
Credit Facilities:
Term loan	$638,750	$665,000
Revolving credit facility	—	85,000
Promissory notes and other debt	7,989	8,458
Total debt	646,739	758,458
Less current portion of long-term debt	69,020	106,402
Non-current portion	$577,719	$652,056
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
As of the third quarter of fiscal 2014, total debt was comprised primarily of a term loan of $638.8 million. Of the total outstanding balance, $577.5 million of the term loan is classified as long-term in the Condensed Consolidated Balance Sheet.
The funds available under the 2012 Credit Facility may be used for general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2012 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 21, 2017, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.15% to 0.35% per annum depending on the Company's leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made on September 29, 2017, with the remaining outstanding balance being due and payable at maturity on November 21, 2017. The Company is required to make quarterly principal payments on the term loan facility totaling $8.8 million for the remainder of fiscal 2014, $70.0 million in fiscal 2015, $70.0 million in fiscal 2016, and the remaining balance of $490.0 million in fiscal 2017. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.
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
The Company was in compliance with these covenants as of the third quarter of fiscal 2014.
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
The weighted average interest rate on the current portion of the long-term debt outstanding under the 2012 Credit Facility and Uncommitted Facilities was 1.41% and 1.31% at the end of the third quarter of fiscal 2014 and fiscal year end 2013, respectively. The interest rate on the non-current debt outstanding under the 2012 Credit Facility was 1.41% and 1.67% at the end of the third quarter of fiscal 2014 and fiscal year end 2013, respectively.
Promissory Notes and Other Debt
As of the third quarter of fiscal 2014 and fiscal year end 2013, the Company had promissory notes and other debt totaling approximately $8.0 million and $8.5 million, respectively, of which $0.2 million and $0.1 million, respectively, was classified as long-term in the Condensed Consolidated Balance Sheet.
Leases and Other Commitments
The estimated future minimum operating lease commitments as of the third quarter of fiscal 2014 are as follows (dollars in thousands):

2014 (Remaining)	$8,620
2015	29,129
2016	20,891
2017	16,420
2018	11,107
Thereafter	33,247
Total	$119,414
As of the third quarter of fiscal 2014, the Company had unconditional purchase obligations of approximately $127.2 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
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

	Fair Values as of the Third Quarter of Fiscal 2014				Fair Values as of Fiscal Year End 2013
(Dollars in thousands)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds(1)	$2	$—	$—	$2	$2	$—	$—	$2
Deferred compensation plan assets (2)	18,384	—	—	18,384	16,545	—	—	16,545
Derivative assets (3)	—	2,117	—	2,117	—	196	—	196
Total	$18,386	$2,117	$—	$20,503	$16,547	$196	$—	$16,743
Liabilities
Deferred compensation plan liabilities (2)	$18,384	$—	$—	$18,384	$16,545	$—	$—	$16,545
Derivative liabilities (3)	—	1,264	—	1,264	—	635	—	635
Contingent consideration liabilities (4)	—	—	5,132	5,132	—	—	2,401	2,401
Total	$18,384	$1,264	$5,132	$24,780	$16,545	$635	$2,401	$19,581

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

(3)
Derivative assets and liabilities represent forward currency exchange contracts. The Company typically enters into these contracts to minimize the short-term impact of foreign currency exchange rates on certain trade and inter-company receivables and payables. The Company does not account for these contracts as hedges and changes in the fair value of the instruments is recognized in the Condensed Consolidated Income Statement in the period those changes occur. Derivative assets and liabilities are included in Other current assets and Other current liabilities on the Company's Condensed Consolidated Balance Sheets.

(4)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies the Company acquired. The undiscounted maximum payment under the arrangements is $13.3 million at the end of the third quarter of fiscal 2014, based on estimated future revenues or other milestones based on quantities sold. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	Third Quarter of Fiscal 2014		Fiscal Year End 2013
(Dollars in thousands)
Assets:
Cash and cash equivalents	$139,477	$139,477	$147,227	$147,227
Forward foreign currency exchange contracts	2,117	2,117	196	196
Liabilities:
Credit facilities	$638,750	$638,750	$750,000	$750,000
Forward foreign currency exchange contracts	1,264	1,264	635	635
Promissory notes and other debt	7,989	7,989	8,458	8,458

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
Changes in the Company’s product warranty liability during the first three quarters of fiscal 2014 are as follows:

(Dollars in thousands)
Balance as of fiscal year end 2013	$17,781
Acquired warranties	18
Accruals for warranties issued	17,907
Changes in estimates	1,608
Warranty settlements (in cash or in kind)	(16,892)
Balance as of the third quarter of fiscal 2014	$20,422
NOTE 11. INCOME PER SHARE
Basic income per share is computed by dividing Net income attributable to Trimble Navigation Ltd. by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing Net income attributable to Trimble Navigation Ltd. by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan and unvested restricted stock units. The dilutive effect of potentially dilutive securities is reflected in diluted income per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
The following table shows the computation of basic and diluted income per share:

	Third Quarter of		First Three Quarters of
	2014	2013	2014	2013
(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$11,832	$54,469	$158,290	$158,858
Denominator:
Weighted average number of common shares used in basic income per share	260,329	257,037	260,398	256,135
Effect of dilutive securities	4,090	4,100	4,655	4,529
Weighted average number of common shares and dilutive potential common shares used in diluted income per share	264,419	261,137	265,053	260,664
Basic income per share	$0.05	$0.21	$0.61	$0.62
Diluted income per share	$0.04	$0.21	$0.60	$0.61
For the third quarter of fiscal 2014 and 2013, the Company excluded 1.7 million and 3.5 million shares of outstanding stock options, respectively, from the calculation of diluted income per share because their effect would have been antidilutive. For the first three quarters of fiscal 2014 and 2013, the Company excluded 0.5 million and 3.0 million shares of outstanding stock options, respectively, from the calculation of diluted income per share.
NOTE 12. INCOME TAXES
In the third quarter of fiscal 2014, the Company’s effective income tax rate was a tax benefit of 66% as compared to a tax expense of 14% in the corresponding period in 2013, primarily due to the discrete tax benefit of a $51.3 million litigation reserve in the U.S. related to Recreational Data Services, Inc., slightly offset by differences in the geographic mix of pretax income and the expiration of the federal R&D credit.  In the first three quarters of fiscal 2014, the Company’s effective income tax rate was 19% as compared to 15% in the corresponding period in 2013 due to the difference in the geographic mix of pretax income, the tax effect of a gain on a partial equity sale of VSS, and the expiration of the federal R&D credit, largely offset by the discrete tax benefit of a $51.3 million litigation reserve in the U.S. related to Recreational Data Services, Inc.
Historically, the Company's effective tax rate has been lower than the U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. The Company has not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
The Company and its subsidiaries are subject to U.S. federal and state, and foreign income tax. The Company is currently in different stages of multiple year examinations by the Internal Revenue Service as well as various state and foreign taxing authorities. Although timing of the resolution of audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits as of the third quarter of fiscal 2014 will materially change in the next twelve months.
The unrecognized tax benefits of $44.5 million and $38.1 million as of the third quarter of fiscal 2014 and fiscal year end 2013, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties as of the third quarter of fiscal 2014 and fiscal year end 2013, of $4.5 million and $3.6 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
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
On September 2, 2011, Recreational Data Services, Inc. filed an action against the Company alleging misrepresentation and breach of contract arising from an unsuccessful business venture of the plaintiff, Recreational Data Services, Inc. The Company believed this suit lacked any basis in law or fact and attempted to have the case dismissed on legal grounds prior to trial. These efforts were not successful and the case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. The Company believes that the jury's verdict is unsupported and intends to vigorously pursue all available avenues to have the verdict overturned. Since a jury verdict in favor of the plaintiff was rendered, the Company determined it had a probable and estimable loss for which the Company recorded an expense within the financial statements. This expense is included within General and administrative expense and is classified as a current liability as the timing of the payment is uncertain. If the verdict is overturned either as a result of post-trial motions or through the appeals process, the expense and related liability will be reversed in the period this occurs.
From time to time, the Company is also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company's or its subsidiaries' property is subject.

NOTE 14. SUBSEQUENT EVENTS
In the fourth quarter through November 7, 2014, the Company repurchased approximately 1,152,000 shares of common stock in open market purchases at an average price of $28.45 per share pursuant to its existing stock repurchase program (the “2014 Stock Repurchase Program”). The total purchase price of $32.8 million will be reflected as a decrease to common stock based on the average stated value per share with the remainder to retained earnings. As of November 7, 2014, the 2014 Stock Repurchase Program had remaining authorized funds of $250.0 million.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our significant accounting polices during the first three quarters of fiscal 2014 from those disclosed in our 2013 Form 10-K.
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
Some of the more significant developments in our business during the quarter included:
Engineering and Construction Segment
We acquired Gehry Technologies, which provides design and project management solutions, consulting services, and project collaboration software tools to enable designers, builders and operators to collaborate more efficiently.
We collaborated with Bentley Systems to provide advanced levels of information mobility in road and site construction. The solution delivers open exchange of infrastructure information between Bentley’s i-model technology and Trimble Business Center-HCE office software.
We also announced the integration of Trimble's Mechanical, Electrical and Plumbing (MEP) module for service work order management and billing with Trimble’s Field Service Management (FSM) solutions. The integration enables MEP service contractors to efficiently and accurately manage quotes and work orders through to workforce scheduling and invoicing, leading to improved billing and customer satisfaction.
We acquired London-based Manhattan Software. The acquisition extends our portfolio of design-build-operate solutions by providing building owners, facilities and real estate managers with integrated, end-to-end systems for property, asset and facilities management.
We acquired Load Systems International, Inc., a Canada-based manufacturer of crane safety instrumentation. The acquisition enhances our portfolio of technologies for improving safety, quality, transparency and efficiency of construction and maintenance projects.
In the quarter we also continued to execute our global distribution strategy. We established new SITECH Technology Dealers in the U.S. for the Midwest, Kansas, Northwestern Missouri and Intermountain Region as well as in Romania, Ireland and the United Kingdom. We announced our new BuildingPoint global network of distribution partners focused on the building construction industry. We established BuildingPoint distributors in Illinois, Texas and Switzerland.
Field Solutions Segment
Within the agriculture market, we introduced Trimble OnSwath technology as part of the Autopilot™ automated steering system. Using OnSwath, the farmer can decrease idle driving time, fuel consumption, soil compaction, crop damage and working time in the field. We demonstrated our NextSwath technology, which enables any farm machine to calculate the best possible path to turn around and approach the next crop row or swath. The technology provides improved turning efficiency and repeatability, saving time and fuel costs.
We released the new RainWave® Contour Map precipitation monitoring solution that maps precise rainfall amounts within an entire field or farm. Part of Trimble's Connected Farm™ Web-based management solution, this new functionality enables the farmer or trusted advisor to make better management decisions for irrigation planning, resource deployment and timing of applications for nutrient and pest management. We also launched Connected Farm Field, a field data management tool for the farmer; and Connected Farm Advisor, a field data management tool for the farmer's trusted advisor. The two applications make it easier to collect and manage data and easily collaborate through Connected Farm.
We also introduced a new version of Trimble Connect cloud-based, Geographic Information System (GIS)-centric software for smart water infrastructure mapping and work management software. The release includes applications to enable water, wastewater and storm water utilities to visualize and efficiently manage their network maintenance and data collection activities.
Mobile Solutions Segment
We entered into a strategic alliance with 3Gtms, Inc., a privately-held provider of transportation management systems (TMS). The alliance includes an equity investment in 3Gtms by Trimble and a commercial reseller agreement with TMW Systems.
Advanced Devices Segment
In our Advanced Devices segment, we announced a global distribution agreement with Digi-Key Corporation to offer the ThingMagic embedded UHF RFID modules.

We also introduced the new Pacific Crest® XDL Rover 2, an advanced, high-speed, wireless data link built to withstand the rigors of GNSS/RTK surveying and precise positioning. The XDL Rover 2 is equipped with Bluetooth® wireless communication for ease in configuration and operation. It can be quickly configured with an Android device in the field and UHF data can be transmitted via Bluetooth to a paired host device for operational efficiency.
RECENT BUSINESS DEVELOPMENTS
The following companies or business assets were acquired during the fifteen months ended October 3, 2014 and are combined in our results of operations since the date of acquisition:
Gehry Technologies
On September 5, 2014, we acquired Gehry Technologies, headquartered in Los Angeles, California. Gehry Technologies is a provider of software and consulting services that transform the construction industry by further connecting the office to on-site construction technologies. Gehry Technologies' performance is reported under our Engineering and Construction business segment.
Load Systems International
On August 20, 2014, we acquired privately-held Load Systems International Inc (LSI), headquartered in Quebec City, Canada. LSI is a manufacturer of wireless and hardwired crane safety instrumentation. LSI's performance is reported under our Engineering and Construction business segment.
Manhattan Software
On August 15, 2014, we acquired privately-held Manhattan Software, headquartered in London, England. Manhattan Software is an industry provider in real estate and facility management software. Manhattan Software's performance is reported under our Engineering and Construction business segment.
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
Asset Forestry Limited Assets
On September 30, 2013, we acquired the assets of privately-held Asset Forestry Limited, a provider of forestry logistics software and services. The addition of Asset Forestry software and domain experience extends Trimble's portfolio of forestry logistics and optimization solutions, already in use in North America and Europe. Asset Forestry's performance is reported under our Mobile Solutions business segment.
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

	Third Quarter of		First Three Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Revenue:
Product	$415,490	$401,565	$1,327,054	$1,240,232
Service	98,366	85,521	291,747	251,628
Subscription	70,940	69,416	212,915	197,046
Total revenue	584,796	556,502	1,831,716	1,688,906
Gross margin	$316,773	$295,053	$998,236	$884,368
Gross margin %	54.2%	53.0%	54.5%	52.4%
Operating income	$11,089	$63,029	$183,934	$184,391
Operating income %	1.9%	11.3%	10.0%	10.9%

Revenue
In the third quarter of fiscal 2014, total revenue increased by $28.3 million or 5%, as compared to the third quarter of fiscal 2013. Of this increase, product revenue increased $13.9 million or 3%, service revenue increased $12.8 million or 15%, and subscription revenue increased $1.5 million or 2%. In the first three quarters of fiscal 2014, total revenue increased by $142.8 million or 8%, as compared to the first three quarters of fiscal 2013. Of this increase, product revenue increased $86.8 million or 7%, service revenue increased $40.1 million or 16%, and subscription revenue increased $15.9 million or 8%.
For the third quarter and the first three quarters of fiscal 2014, product revenue growth was driven primarily by growth across Engineering and Construction, partially offset by a decrease in Field Solutions product revenue primarily due to softness in agriculture markets. Service revenue was primarily driven by growth in Engineering and Construction and Mobile Solutions software maintenance fees. Subscription revenue was driven by growth in Mobile Solutions subscription services, partially offset by Virtual Site Solutions which was included in subscription revenue in the prior year. However, in fiscal 2014 Virtual Site Solutions became a joint venture, accounted for as an equity method investment. Revenue growth was primarily organic growth and to a lesser extent, the impact of the acquisitions which were not applicable in the prior period. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, Engineering and Construction revenue for the third quarter of fiscal 2014 increased $31.7 million or 10% and Mobile Solutions increased $7.6 million or 7%, partially offset by a decrease in Field Solutions of $10.7 million or 11% and Advanced Devices of $0.3 million or 1%, as compared to the third quarter of fiscal 2013. Engineering and Construction revenue for the first three quarters of fiscal 2014 increased $128.7 million or 14%, Mobile Solutions increased $23.4 million or 7%, Advanced Devices increased $12.1 million or 13%, partially offset by decrease in Field Solutions of $21.4 million or 6%, as compared to the corresponding period of fiscal 2013.
For the third quarter and the first three quarters of fiscal 2014, revenue growth within Engineering and Construction was driven by growth due to continued market penetration and continued improvement in the U.S for construction and geospatial products. Mobile Solutions increased due to growth in the transportation and logistics market. Advanced Devices revenue increased primarily due to stronger sales of embedded and timing component products. Field Solutions revenue decreased primarily due to softness in agricultural markets.
Gross Margin
Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin increased by $21.7 million for the third quarter of fiscal 2014 and increased by $113.9 million for the first three quarters of fiscal 2014, as compared to the corresponding periods of fiscal 2013, primarily due to increased revenue in Engineering and Construction and to a lesser extent, Mobile Solutions. Gross margin as a percentage of total revenue for the third quarter of fiscal 2014 was 54.2%, as compared to 53.0% for the corresponding period of fiscal 2013, and was 54.5% for the first three quarters of fiscal 2014, as compared to 52.4% for the corresponding period of fiscal 2013. The increase was primarily due to an increase in sales of higher margin products, primarily software, maintenance, and subscription revenue, primarily due to organic growth, particularly in Engineering and Construction and in Mobile Solutions.
Operating Income
Operating income decreased by $51.9 million for the third quarter of fiscal 2014, as compared to the corresponding period of fiscal 2013, and decreased by $0.5 million for the first three quarters of fiscal 2014, as compared to the corresponding period of fiscal 2013. Operating income as a percentage of total revenue was 1.9% for the third quarter of fiscal 2014, as compared to 11.3% for the corresponding period of fiscal 2013, and was 10.0% for the first three quarters of fiscal 2014, as compared to 10.9% for the corresponding period of fiscal 2013.
The decrease in operating income for the third quarter of fiscal 2014 was primarily due to a $51.3 million litigation reserve and the impact of acquisitions. The operating income for the first three quarters of fiscal 2014 was relatively flat, due to increased revenue and gross margin expansion, offset by a $51.3 million litigation reserve. The decrease in operating income percentages for both periods was primarily also due to the litigation reserve, partially offset by gross margin improvements due to higher margin software, maintenance, and subscription revenue, particularly in Engineering and Construction.
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
The following table is a summary of revenue and operating income by segment:

	Third Quarter of		First Three Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Engineering and Construction
Revenue	$342,272	$310,611	$1,019,620	$890,928
Segment revenue as a percent of total revenue	58%	56%	56%	53%
Operating income	$70,553	$73,488	$219,952	$183,301
Operating income as a percent of segment revenue	21%	24%	22%	21%
Field Solutions
Revenue	$88,791	$99,466	$341,412	$362,811
Segment revenue as a percent of total revenue	15%	18%	18%	21%
Operating income	$25,185	$31,373	$116,794	$134,271
Operating income as a percent of segment revenue	28%	32%	34%	37%
Mobile Solutions
Revenue	$121,171	$113,570	$362,679	$339,258
Segment revenue as a percent of total revenue	21%	20%	20%	20%
Operating income	$18,209	15,276	$54,764	42,284
Operating income as a percent of segment revenue	15%	13%	15%	12%
Advanced Devices
Revenue	$32,562	$32,855	$108,005	$95,909
Segment revenue as a percent of total revenue	6%	6%	6%	6%
Operating income	$9,091	$8,420	$32,850	$21,419
Operating income as a percent of segment revenue	28%	26%	30%	22%
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	Third Quarter of		First Three Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Consolidated segment operating income	$123,038	$128,557	$424,360	$381,275
Unallocated corporate expense	(68,567)	(21,019)	(115,241)	(66,886)
Amortization of purchased intangible assets	(39,326)	(41,618)	(117,769)	(120,713)
Acquisition costs	(4,056)	(2,891)	(7,416)	(9,285)
Consolidated operating income	11,089	63,029	183,934	184,391
Non-operating income (loss), net	(3,934)	483	10,464	2,181
Consolidated income before taxes	$7,155	$63,512	$194,398	$186,572
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up, restructuring costs and litigation reserves of $52.0 million, of which $51.3 million relates to Recreational Data Services, Inc. as discussed further in legal proceedings.
Engineering and Construction
Engineering and Construction revenue increased by $31.7 million or 10% and $128.7 million or 14% for the third quarter and the first three quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013. Segment operating income decreased by $2.9 million or 4% for the third quarter, and increased by $36.7 million or 20% for the first three quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013.

Revenue growth for the third quarter and the first three quarters of fiscal 2014 was driven primarily by continued organic growth due to global sales of construction and geospatial products, particularly in the U.S. The U.S. markets continued to improve, however, European markets demonstrated some slowness in growth. Increased market penetration contributed to growth due to continuing adoption of our products, particularly in the construction industry as technology is playing a broader role in increasing productivity and reducing costs. Our newer product solutions integrate both hardware and software technologies across an entire work flow. Segment operating income decreased for the third quarter primarily due to the impact of third quarter acquisitions. Segment operating income increased for the first three quarters primarily due to higher revenue and product mix, including higher software, maintenance and subscription revenue, partially offset by the impact of third quarter acquisitions.
Field Solutions
Field Solutions revenue decreased by $10.7 million or 11% and $21.4 million or 6% for the third quarter and the first three quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013. Segment operating income decreased by $6.2 million or 20% and $17.5 million or 13% for the third quarter and the first three quarters of fiscal 2014, as compared to the corresponding periods in fiscal 2013.
Field Solution revenue decreased for the third quarter and the first three quarters of fiscal 2014, primarily due to softness in agriculture markets where the market environment grew significantly more difficult in the quarter. On a macroeconomic level, commodity prices and farmer income are both down. Large cutbacks coming from elements of our distribution and OEM customers contributed to the sales slowdown in North America, South America and Europe. To the extent this trend continues, our results of operations will be further impacted. The agriculture decrease was partially offset by an increase in Geographic Information System (GIS) sales.
Mobile Solutions
Mobile Solutions revenue increased by $7.6 million or 7% and $23.4 million or 7% for the third quarter and the first three quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013. Segment operating income increased by $2.9 million or 19% and $12.5 million or 30% for the third quarter and the first three quarters of fiscal 2014, as compared to the corresponding periods in fiscal 2013.
Mobile Solutions revenue increased for the third quarter and the first three quarters of fiscal 2014, primarily due to continued organic growth in the transportation and logistics market, which focuses on enterprise solutions. The majority of the sales are in the U.S., however there is continuing focus on geographic expansion. Operating income increased due to increased revenue and product mix, including higher software, maintenance and subscription revenue.
Advanced Devices
Advanced Devices revenue decreased by $0.3 million or 1% for the third quarter, and increased by $12.1 million or 13% for the first three quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013. Segment operating income increased by $0.7 million or 8% and $11.4 million or 53% for the third quarter and the first three quarters of fiscal 2014, as compared to the corresponding periods in fiscal 2013.
The flat revenue and operating income for the third quarter of fiscal 2014 was primarily due to decreased sales of inertial/GNSS positioning and orientation systems, offset by increased sales of timing components. The increase in revenue and operating income for the first three quarters of fiscal 2014 was due to increased sales of timing, inertial/GNSS positioning and orientation systems, and military specific products.

Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	Third Quarter of		First Three Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Research and development	$78,954	$71,622	$237,137	$221,785
Percentage of revenue	14%	13%	13%	13%
Sales and marketing	$95,843	$85,507	$288,818	$254,437
Percentage of revenue	16%	15%	16%	15%
General and administrative	$111,399	$53,648	$230,196	$158,378
Percentage of revenue	19%	10%	13%	10%
Total	$286,196	$210,777	$756,151	$634,600
Percentage of revenue	49%	38%	41%	38%
Overall, R&D, S&M and G&A expense increased by approximately $75.4 million and $121.6 million for the third quarter and the first three quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013.
Research and development expense increased by $7.3 million and $15.4 million for the third quarter and the first three quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013. Research and development spending overall was at approximately 14% of revenue in the third quarter of fiscal 2014 and was approximately 13% of revenue in the third quarter of fiscal 2013 and the first three quarters of fiscal 2014 and 2013. The cost of software developed for external sale subsequent to reaching technical feasibility was not material and was expensed as incurred.
The increase in R&D expense in the third quarter of fiscal 2014, as compared to the corresponding period of fiscal 2013 was primarily due to a $0.8 million increase in compensation related expense due to headcount increases, the inclusion of $3.5 million in expense from acquisitions not applicable in the prior corresponding period and a $3.0 million increase in other expense.
The increase in R&D expense in the first three quarters of fiscal 2014, as compared to the corresponding period in fiscal 2013 was primarily due to a $2.4 million increase in compensation related expense due to headcount increases, the inclusion of $8.4 million in expense from acquisitions not applicable in the prior corresponding period and a $4.6 million increase in other expense.
* We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense increased by $10.3 million and $34.4 million for the third quarter and the first three quarters of fiscal 2014, respectively, as compared to the corresponding periods of fiscal 2013. Sales and marketing spending overall was at approximately 16% of revenue in both the third quarter and the first three quarters of fiscal 2014 and was approximately 15% of revenue in both the third quarter and first three quarters of fiscal 2013.
The increase in Sales and marketing expense in the third quarter of fiscal 2014, as compared to the corresponding period of fiscal 2013 was primarily due to a $3.0 million increase in compensation related expense due to headcount increases, the inclusion $3.6 million in expense from acquisitions not applicable in the prior period, a $1.2 million increase in travel/marketing cost primarily due to global dealer meetings and trade shows and a $2.5 million increase in other expense.
The increase in Sales and marketing expense in the first three quarters of fiscal 2014, as compared to the corresponding period in fiscal 2013 was primarily due to a $13.1 million increase in compensation related expense due to headcount increases, the inclusion of $8.1 million in expense from acquisitions not applicable in the prior corresponding period, a $6.5 million increase in travel/marketing cost primarily due to global dealer meetings and trade shows, a $1.2 million increase due to unfavorable foreign currency exchange rates and a $5.5 million increase in other expense.
* Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.
General and administrative expense increased by $57.8 million and $71.8 million for the third quarter and the first three quarters of fiscal 2014, respectively, as compared to the corresponding periods of fiscal 2013. General and administrative spending overall was at approximately 19% and 13% of revenue in the third quarter and the first three quarters of fiscal 2014, respectively, as compared to 10% in both the corresponding periods of fiscal 2013.

The increase in G&A expenses in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013 was primarily due to a $51.3 million litigation reserve, the inclusion of $3.2 million in expense from acquisitions not applicable in the prior period, a $1.2 million increase in acquisition costs, a $1.1 million increase in bad debt expense and a $1.0 million increase in other expense.
The increase in G&A expenses in the first three quarters of fiscal 2014, as compared to the corresponding period in fiscal 2013 was primarily due to a $51.3 million litigation reserve, the inclusion of $6.7 million in expense from acquisitions not applicable in the prior period, a $4.9 million increase in compensation related expense, a $2.0 million increase in bad debt expense, a $3.4 million increase in telecommunication expense and a $5.7 million increase in other expense, partially offset by a $2.2 million decrease in acquisition costs.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $39.3 million in the third quarter of fiscal 2014, as compared to $41.6 million in the third quarter of fiscal 2013. Of the total $39.3 million in the third quarter of fiscal 2014, $19.3 million is presented as a separate line within Operating expense and $20.1 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. The decrease was due to the expiration of amortization for prior acquisitions, partially offset by acquisitions not included in the third quarter of fiscal 2013. As of the third quarter of fiscal 2014, future amortization of intangible assets is expected to be $39.3 million during the remaining quarter of fiscal 2014, $150.3 million during 2015, $131.6 million during 2016, $110.0 million during 2017, $79.6 million during 2018 and $61.2 million thereafter.
Non-operating Income (Loss), Net
The components of non-operating income (loss), net, were as follows:

	Third Quarter of		First Three Quarters of
	2014	2013	2014	2013
(Dollars in thousands)
Interest expense, net	$(2,975)	$(4,122)	$(9,822)	$(13,448)
Foreign currency transaction loss	(3,200)	(157)	(3,809)	(1,126)
Income from equity method investments, net	2,840	4,494	11,528	15,908
Other income (loss), net	(599)	268	12,567	847
Total non-operating income (loss), net	$(3,934)	$483	$10,464	$2,181
Non-operating income (loss), net decreased $4.4 million for the third quarter and increased $8.3 million for the first three quarters of fiscal 2014, respectively, as compared to the corresponding periods in fiscal 2013. The decrease for the third quarter of fiscal 2014 was primarily due to the impact of foreign currency transaction fluctuations and a decrease in profitability from joint ventures, partially offset by lower interest expense. The increase for the first three quarters of fiscal 2014 was primarily due to a gain on a partial equity sale of Virtual Site Solutions (included in Other income (loss), net) and lower interest expense, partially offset by lower profitability from joint ventures and the impact of foreign currency transaction fluctuations.
Income Tax Provision
Our effective income tax rate for the third quarter of fiscal 2014 was a tax benefit of 66%, as compared to a tax expense of 14% in the corresponding period in 2013, primarily due to the discrete tax benefit of a $51.3 million litigation reserve in the U.S. related to Recreational Data Services, Inc., slightly offset by differences in the geographic mix of pretax income and the expiration of the federal R&D credit.  In the first three quarters of fiscal 2014, our effective income tax rate was 19% as compared to 15% in the corresponding period in 2013 due to the difference in the geographic mix of pretax income, the tax effect of a gain on a partial equity sale of VSS, and the expiration of the federal R&D credit, largely offset by the discrete tax benefit of a $51.3 million litigation reserve in the U.S. related to Recreational Data Services, Inc.
Historically, our effective tax rate has been lower than the U.S. federal statutory rate of 35% primarily due to the favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. We have not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the third quarter of fiscal 2014 and fiscal year end 2013.
LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter of	Fiscal Year End
As of	2014	2013
(Dollars in thousands)
Cash and cash equivalents	$139,477	$147,227
Total debt	646,739	758,458
	First Three Quarters of
	2014	2013
(Dollars in thousands)
Cash provided by operating activities	$310,464	$278,408
Cash used in investing activities	(202,443)	(256,408)
Cash used in financing activities	(108,530)	(62,395)
Effect of exchange rate changes on cash and cash equivalents	(7,241)	(2,119)
Net decrease in cash and cash equivalents	$(7,750)	$(42,514)

Cash and Cash Equivalents
As of the third quarter of fiscal 2014, cash and cash equivalents totaled $139.5 million as compared to $147.2 million as of fiscal year end 2013. Debt was $646.7 million as of the third quarter of fiscal 2014, as compared to $758.5 million as of fiscal year end 2013.
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
Operating Activities
Cash provided by operating activities was $310.5 million for the first three quarters of fiscal 2014, as compared to $278.4 million for the first three quarters of fiscal 2013. The increase of $32.1 million was primarily driven by an increase in net income before non-cash depreciation and amortization and changes in accounts receivable and other liabilities, offset by changes in inventories and accounts payable.
Investing Activities

Cash used in investing activities was $202.4 million for the first three quarters of fiscal 2014, as compared to $256.4 million for the first three quarters of fiscal 2013. The decrease of $54.0 million was due to lower cash requirements for business acquisitions.
Financing Activities
Cash used in financing activities was $108.5 million for the first three quarters of fiscal 2014, as compared to $62.4 million for the first three quarters of fiscal 2013. The increase of cash used in financing activities of $46.1 million was primarily due to cash used for stock repurchases.
Accounts Receivable and Inventory Metrics

	Third Quarter of	Fiscal Year End
As of	2014	2013
Accounts receivable days sales outstanding	56	55
Inventory turns per year	4.1	4.1
Accounts receivable days sales outstanding were 56 days as of the end of the third quarter of fiscal 2014, as compared to 55 days as of the end of fiscal 2013. The increase in DSO was primarily due to the impact of acquisitions within the quarter. Accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were both 4.1 as of the end of the third quarter of fiscal 2014 and the end of fiscal 2013. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
Repatriation of Foreign Earnings and Income Taxes
As of the third quarter of fiscal 2014, $122.9 million of cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. taxes to repatriate the funds due to intercompany financing arrangements with our foreign subsidiaries.  While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2012 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
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
As of the third quarter of 2014, our total debt was comprised primarily of a term loan of $638.8 million. Of the total outstanding balance, $577.5 million of the term loan is classified as long-term in the Condensed Consolidated Balance Sheet.
The funds available under the 2012 Credit Facility may be used for general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2012 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 21, 2017, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.15% to 0.35% per annum depending on our leverage ratio as of the most recently ended fiscal quarter. The term loan will be repaid in quarterly installments, with the last quarterly payment to be made on September 29, 2017, with the remaining outstanding balance being due and payable at maturity on November 21, 2017. We are required to make quarterly principal payments on the term loan facility totaling $8.8 million for the remainder of fiscal 2014, $70.0 million in fiscal 2015, $70.0 million in fiscal 2016, and the remaining balance of $490.0 million in fiscal 2017. The term loan may be prepaid in whole or in part, subject to certain minimum thresholds, without penalty or premium. Amounts repaid or prepaid with respect to the term loan facility may not be reborrowed.
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
We were in compliance with these covenants as of the third quarter of fiscal 2014.
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
The weighted average interest rate on the current portion of our long-term debt outstanding under the 2012 Credit Facility and Uncommitted Facilities was 1.41% and 1.31% at the end of the third quarter of fiscal 2014 and fiscal year end 2013, respectively. The interest rate on our non-current debt outstanding under the 2012 Credit Facility was 1.41% and 1.67% at the end of the third quarter of fiscal 2014 and fiscal year end 2013, respectively.
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
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangible assets, stock-based compensation, and acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs and litigation expenses from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income

We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs and litigation expenses. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
Non-GAAP non-operating income, net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income, net excludes acquisition and divestiture gains/losses associated with unusual acquisition related items such as adjustments to the fair value of earn-out liabilities, intangible assets impairment charges and gains or losses related to the acquisition or sale of certain businesses and investments, and a gain on an equity sale. These gains/losses are specific to particular acquisitions and divestitures and vary significantly in amount and timing. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision (benefit)
Investors benefit from the exclusion of the tax impact on an equity sale and on the $51.3 million reserved for the RDS litigation because it facilitates comparisons to our past income tax provision. Non-GAAP items tax effected adjusts the provision for income taxes to reflect the effect of certain non-GAAP items on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in our non-GAAP presentation.
Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a gain on an equity sale, litigation expenses and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a gain on an equity sale, litigation expenses and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our "core operating performance" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a gain on an equity sale, litigation expenses and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - ( L ) following the tables below.

(Dollars in thousands, except per share data)		Third Quarter of				First Three Quarters of
		2014		2013		2014		2013
		Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$316,773	54.2%	$295,053	53.0%	$998,236	54.5%	$884,368	52.4%
Restructuring	( A )	108	—%	8	—%	325	—%	829	—%
Amortization of purchased intangible assets	( B )	20,057	3.4%	20,402	3.7%	60,963	3.3%	59,938	3.6%
Stock-based compensation	( C )	776	0.1%	609	0.1%	2,286	0.1%	1,816	0.1%
Amortization of acquisition-related inventory step-up	( D )	586	0.1%	378	0.1%	662	0.1%	1,505	0.1%
Non-GAAP gross margin:		$338,300	57.8%	$316,450	56.9%	$1,062,472	58.0%	$948,456	56.2%
OPERATING EXPENSES:
GAAP operating expenses:		$305,684	52.3%	$232,024	41.7%	$814,302	44.5%	$699,977	41.4%
Restructuring	( A )	(219)	—%	(31)	—%	(1,345)	(0.1)%	(4,602)	(0.3)%
Amortization of purchased intangible assets	( B )	(19,269)	(3.3)%	(21,216)	(3.9)%	(56,806)	(3.1)%	(60,775)	(3.6)%
Stock-based compensation	( C )	(10,262)	(1.8)%	(8,296)	(1.5)%	(29,839)	(1.6)%	(24,342)	(1.4)%
Acquisition / divestiture items	( E )	(4,056)	(0.7)%	(2,891)	(0.5)%	(7,416)	(0.4)%	(9,285)	(0.5)%
Litigation	(G)	(52,011)	(8.9)%	(1,335)	(0.2)%	(52,011)	(2.9)%	(1,335)	(0.1)%
Non-GAAP operating expenses:		$219,867	37.6%	$198,255	35.6%	$666,885	36.4%	$599,638	35.5%
OPERATING INCOME:
GAAP operating income:		$11,089	1.9%	$63,029	11.3%	$183,934	10.0%	$184,391	10.9%
Restructuring	( A )	327	0.1%	39	—%	1,670	0.1%	5,431	0.3%
Amortization of purchased intangible assets	( B )	39,326	6.7%	41,618	7.5%	117,769	6.4%	120,713	7.2%
Stock-based compensation	( C )	11,038	1.9%	8,905	1.6%	32,125	1.8%	26,158	1.5%
Amortization of acquisition-related inventory step-up	( D )	586	0.1%	378	0.1%	662	—%	1,505	0.1%
Acquisition / divestiture items	( E )	4,056	0.7%	2,891	0.5%	7,416	0.4%	9,285	0.6%
Litigation	(G)	52,011	8.9%	1,335	0.2%	52,011	2.9%	1,335	0.1%
Non-GAAP operating income:		$118,433	20.3%	$118,195	21.2%	$395,587	21.6%	$348,818	20.7%
NON-OPERATING INCOME, NET:
GAAP non-operating income (loss), net:		$(3,934)		$483		$10,464		$2,181
Acquisition / divestiture items	( E )	1,699		14		6,004		(846)
Gain on an equity sale	( F )	—		—		(15,091)		—
Non-GAAP non-operating income (loss), net:		$(2,235)		$497		$1,377		$1,335
			GAAP and Non-GAAP Tax Rate % ( K )		GAAP and Non-GAAP Tax Rate % ( K )		GAAP and Non-GAAP Tax Rate % ( K )		GAAP and Non-GAAP Tax Rate % ( K )
INCOME TAX PROVISION (BENEFIT):
GAAP income tax provision (benefit):		$(4,720)	(66)%	$8,892	14%	$36,371	19%	$28,067	15%
Non-GAAP items tax effected:	( H )	13,930		7,725		36,360		24,062
Tax on gain on an equity sale	( I )	—		—		(5,836)		—
Tax on RDS litigation	( J )	19,840		—		19,840		—
Non-GAAP income tax provision:		$29,050	25%	$16,617	14%	$86,735	22%	$52,129	15%
NET INCOME:

GAAP net income attributable to Trimble Navigation Ltd.		$11,832	$54,469	$158,290	$158,858
Restructuring	( A )	327	39	1,670	5,431
Amortization of purchased intangible assets	( B )	39,326	41,618	117,769	120,713
Stock-based compensation	( C )	11,038	8,905	32,125	26,158
Amortization of acquisition-related inventory step-up	( D )	586	378	662	1,505
Acquisition / divestiture items	( E )	5,755	2,905	13,420	8,439
Gain on an equity sale	( F )	—	—	(15,091)	—
Litigation	( G )	52,011	1,335	52,011	1,335
Non-GAAP tax adjustments	(H ), (I), (J)	(33,770)	(7,725)	(50,364)	(24,062)
Non-GAAP net income attributable to Trimble Navigation Ltd.		$87,105	$101,924	$310,492	$298,377
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.04	$0.21	$0.60	$0.61
Restructuring	( A )	—	—	0.01	0.02
Amortization of purchased intangible assets	( B )	0.15	0.16	0.44	0.45
Stock-based compensation	( C )	0.04	0.03	0.12	0.10
Amortization of acquisition-related inventory step-up	( D )	—	—	—	0.01
Acquisition / divestiture items	( E )	0.02	0.01	0.05	0.03
Gain on an equity sale	( F )	—	—	(0.06)	—
Litigation	( G )	0.20	0.01	0.20	0.01
Non-GAAP tax adjustments	(H ), (I), (J)	(0.12)	(0.03)	(0.19)	(0.09)
Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.33	$0.39	$1.17	$1.14
OPERATING LEVERAGE:
Increase in non-GAAP operating income		$238	$12,889	$46,769	$36,541
Increase in revenue		$28,294	$51,739	$142,810	$164,316
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)		0.8%	24.9%	32.7%	22.2%

	Third Quarter of					First Three Quarters of
	2014			2013		2014		2013
(Dollars in thousands, except per share data)			% of Segment Revenue		% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:		$70,553	20.6%	$73,488	23.7%	$219,952	21.6%	$183,301	20.6%
Stock-based compensation	( L)	3,599	1.1%	2,950	0.9%	11,030	1.1%	8,702	1.0%
Non-GAAP operating income before corporate allocations:		$74,152	21.7%	$76,438	24.6%	$230,982	22.7%	$192,003	21.6%
Field Solutions
GAAP operating income before corporate allocations:		$25,185	28.4%	$31,373	31.5%	$116,794	34.2%	$134,271	37.0%
Stock-based compensation	( L )	909	1.0%	714	0.8%	2,585	0.8%	2,258	0.6%
Non-GAAP operating income before corporate allocations:		$26,094	29.4%	$32,087	32.3%	$119,379	35.0%	$136,529	37.6%
Mobile Solutions
GAAP operating income (loss) before corporate allocations:		$18,209	15.0%	$15,276	13.5%	$54,764	15.1%	$42,284	12.5%
Stock-based compensation	( L )	1,313	1.1%	934	0.8%	3,773	1.0%	2,794	0.8%
Non-GAAP operating income before corporate allocations:		$19,522	16.1%	$16,210	14.3%	$58,537	16.1%	$45,078	13.3%
Advanced Devices
GAAP operating income before corporate allocations:		$9,091	27.9%	$8,420	25.6%	$32,850	30.4%	$21,419	22.3%
Stock-based compensation	( L )	514	1.6%	900	2.8%	1,516	1.4%	2,650	2.8%
Non-GAAP operating income before corporate allocations:		$9,605	29.5%	$9,320	28.4%	$34,366	31.8%	$24,069	25.1%

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the third quarter and the first three quarters of fiscal 2014 and 2013, stock-based compensation was allocated as follows:

	Third Quarter of		First Three Quarters of
(Dollars in thousands)	2014	2013	2014	2013
Cost of sales	$776	$609	$2,286	$1,816
Research and development	1,600	1,265	4,815	3,644
Sales and Marketing	2,062	1,816	6,022	5,341
General and administrative	6,600	5,215	19,002	15,357
	$11,038	$8,905	$32,125	$26,158

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

G.
Litigation. In the third quarter of 2013 this amount represents a settlement of litigation related to a pre-acquisition agreement with a contract manufacturer. In the third quarter of 2014 this amount includes $51.3M of estimated costs based on a jury verdict in favor of the plaintiff, Recreational Data Services, Inc. against the Company as well as $0.7M of costs based on an arbitration agreement. We have excluded these costs from our non-GAAP measures because they are non-recurring expenses that are not indicative of our ongoing operating results. We further believe that excluding these items from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

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

J.
Tax on Recreational Data Services Inc. litigation. This amount represents the tax effect of a loss recorded as a result of a jury verdict in favor of Recreational Data Services, Inc. We excluded this item as it represents the tax effect of a non-recurring expense. We believe that investors benefit from excluding this item from our non-GAAP income tax provision because it allows for period-over-period comparability.

K.
GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

L.
Stock-based compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance as it is a non-cash expense. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $4.7 million and $3.4 million for the third quarter of fiscal 2014 and 2013, respectively, and $13.2 million and $9.8 million for the first three quarters of fiscal 2014 and 2013, respectively.

Non-GAAP Operating Income
Non-GAAP operating income increased by $0.2 million for the third quarter of fiscal 2014, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 20.3% for the third quarter of fiscal 2014, as compared to 21.2% for the corresponding period in the prior year. Non-GAAP operating income increased by $46.8 million for the first three quarters of fiscal 2014, as compared to the corresponding period in the prior year. Non-GAAP operating income as a percentage of total revenue was 21.6% for the first three quarters of fiscal 2014, as compared to 20.7% for the corresponding period in the prior year. The Non-GAAP operating income for the third quarter of fiscal 2014 was relatively flat, due to higher revenue and gross margin expansion due to higher margin software, maintenance and subscription revenue, which was largely offset by an increase in operating expense, primarily associated with acquisitions. The increase in Non-GAAP operating income for the first three quarters was primarily driven by higher revenue and gross margin expansion due to higher margin software, maintenance, and subscription revenue, partially offset by an increase in operating expense, primarily associated with acquisitions. The decrease in Non-GAAP operating income percentage for the third quarter was due to higher operating expense, primarily associated with acquisitions, partially offset by gross margin expansion due to higher margin software, maintenance, and subscription revenue. The increase in Non-GAAP operating income percentage for the first three quarters was primarily due to gross margin expansion due to higher margin software, maintenance, and subscription revenue, partially offset by higher operating expense, primarily associated with acquisitions.
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
Market Interest Rate Risk
There have been no significant changes to our market interest rate risk assessment. Refer to our 2013 Annual Report on Form 10-K on page 52.
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

Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the third quarter of fiscal 2014, revenue and operating income was negatively impacted by foreign currency exchange rates by $0.6 million and $0.1 million, respectively. In the first three quarters of fiscal 2014, revenue and operating income was positively impacted by foreign currency exchange rates by $7.7 million and $3.2 million, respectively.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Chinese Yuan, Indian Rupee, Brazilian Real, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the third quarter of fiscal 2014 and fiscal year end 2013 are summarized as follows (in thousands):

	Third Quarter of Fiscal 2014		Fiscal Year End 2013
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(68,089)	$(1,245)	$(41,850)	$(165)
Sold	$154,372	$2,098	$136,952	$(274)
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

On September 2, 2011, Recreational Data Services, Inc. filed an action against us alleging misrepresentation and breach of contract arising from an unsuccessful business venture of the plaintiff, Recreational Data Services, Inc. We believed this suit lacked any basis in law or fact and attempted to have the case dismissed on legal grounds prior to trial. These efforts were not successful and the case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. We believe that the jury's verdict is unsupported and intend to vigorously pursue all available avenues to have the verdict overturned. Since a jury verdict in favor of the plaintiff was rendered, we determined we had a probable and estimable loss for which we recorded an expense within the financial statements. This expense is included within General and administrative expenses and is classified as a current liability as the timing of the payment is uncertain. If the verdict is overturned either as a result of post-trial motions or through the appeals process, the expense and related liability will be reversed in the period this occurs.
From time to time, we are also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries' property is subject.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table provides information relating to our purchases of equity securities for the third quarter of fiscal 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

July 5, 2014 – August 8, 2014	1,509,305	$31.62	1,509,305	$52,277,290	(1)
August 9, 2014 – September 5, 2014	—	$—	—	$—
September 6, 2014 – October 3, 2014	573,262	$30.10	573,262	$282,745,033	(2)
Total	2,082,567	$31.20	2,082,567

(1) In August 2014, the Board of Directors canceled the remaining unused portion, amounting to $52.3 million, of the Company’s 2011 Stock Repurchase Program.
(2) In August 2014, the Company’s Board of Directors approved a stock repurchase program (“2014 Stock Repurchase Program”), authorizing the Company to repurchase up to $300.0 million of Trimble’s common stock. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without public notice.
ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 8, 2014. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1	Form of Officer Stock Option Agreement under the Company’s Amended and Restated 2002 Stock Plan. (8)
10.2	Form of U.S. Director Stock Option Agreement under the Company’s Amended and Restated 2002 Stock Plan. (8)
10.3	Form of non-U.S. Director Stock Option Agreement under the Company’s Amended and Restated 2002 Stock Plan. (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 7, 2014. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 7, 2014. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2014. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2014. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed April 9, 2014.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ François Delépine
François Delépine
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: November 7, 2014

EXHIBIT INDEX
.

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 8, 2014. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

10.1	Form of Officer Stock Option Agreement under the Company’s Amended and Restated 2002 Stock Plan. (8)
10.2	Form of U.S. Director Stock Option Agreement under the Company’s Amended and Restated 2002 Stock Plan. (8)
10.3	Form of non-U.S. Director Stock Option Agreement under the Company’s Amended and Restated 2002 Stock Plan. (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 7, 2014. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 7, 2014. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2014. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2014. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed April 9, 2014.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.