Form 10-K
period 2015-01-02
TRIMBLE NAVIGATION LTD /CA/
filed 2015-02-25
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 4, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9.1 billion based on the closing price as reported on the NASDAQ Global Select Market. Shares of common stock held by each officer and director of the registrant have been excluded in that such person may be deemed to be an affiliate. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2015
Common stock, no par value	259,176,857 shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of Trimble Navigation Limited’s Proxy Statement relating to the annual meeting of stockholders to be held on May 7, 2015 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:

•	the portion of our revenue coming from sales to international customers;

•	seasonal fluctuations in our construction and agricultural equipment business revenues and macroeconomic conditions;

•	our plans to continue to invest in research and development at a rate consistent with our past, to develop and introduce new products, to improve our competitive position and to enter new markets;

•	our potential exposure in connection with pending proceedings;

•
our belief that our cash and cash equivalents, together with borrowings under the 2014 Credit Facility, as described below, will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, and stock purchases under the stock repurchase program for at least the next twelve months;

•	our expectation that planned capital expenditures will constitute a partial use of our cash resources; and

•	fluctuations in interest rates.
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

TRIMBLE NAVIGATION LIMITED
2014 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Trimble Navigation Limited, a California corporation is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Our solutions are used across a range of industries including agriculture, architecture, civil engineering, survey and land administration, construction, geospatial, environmental management, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, enterprise firms with large-scale fleets, energy, mining and utility companies, and state, federal and municipal governments.
Our focus is on integrating our broad technological and application capabilities to create system-level solutions that transform how work is done within the industries we serve. Our products are sold based on return on investment and provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and regulatory compliance, and reduced environmental impact. Representative products include equipment that automates large industrial equipment such as tractors and bulldozers; integrated systems that track fleets of vehicles and workers and provide real-time information and powerful analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or a farm; and building information modeling (BIM) software that is used throughout the design, build, and operation of buildings.
Our customers increasingly demand integration of individual point solutions, whether hardware sensors or software applications, in order to improve their complete work processes. Our solutions provide the connections between hardware and applications, rather than requiring customers to integrate point solutions on their own. We also increasingly provide additional services (training, consulting, and integration services) to link our solutions with existing customer workflow solutions, such as ERP systems.
Many of our products integrate positioning or location technologies with wireless communications and software or information technologies. Information about location or position is transmitted via a wireless link to a domain-specific software application which enhances the productivity of the worker, asset or work process. Position is provided through a number of technologies including the Global Positioning System (GPS), other Global Navigation Satellite Systems (GNSS) and their augmentation systems, and systems that use laser, optical, inertial or other technologies to establish position. Integration of wireless communications in our solutions facilitates real-time data flow, communication and situational awareness across sites and between work sites or vehicles and offices.
Software is a key element of most of our solutions and accounts for a steadily increasing portion of our business. Our software products range from embedded real-time firmware, through field service and location oriented solutions on handheld and other small footprint devices, to scalable server-based solutions that integrate field data with large scale enterprise back-office applications. Many of our software solutions are built on configurable and enterprise grade scalable platforms that can be tailored to the workflows that our customers follow to implement their customized business processes. Our software capabilities include extensive 3-D modeling, analysis and design platforms, civil engineering alignment selection solutions, design and data preparation software, BIM software, cloud-based collaboration solutions, applications for advanced surveying and geospatial data collection and analysis, as well as a large suite of domain-specific software applications used across a host of industries including agriculture, construction, utilities, transportation and natural resources. Our software is sold as a perpetual license or as a subscription, and can be delivered for on-premise installation or in a hosted environment as Software as a Service (SaaS). Our software products allow our customers to improve their productivity, gain insight into their projects and operations, to enhance their decision making and to gain maximum benefit from a broad range of other Trimble products and systems.
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
Business Strategy
Our growth strategy is centered on multiple elements:

•
Focus on attractive markets with significant growth and profitability potential - We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability and market leadership. Our core industries such as construction, agriculture, and transportation markets are each multi-trillion dollar global industries which operate in increasingly demanding environments with technology adoption in the early phases relative to other industries. With the emergence of mobile computing capabilities, the increasing technological know-how of end users and compelling return on investment, we believe many of our markets are ripe for substituting Trimble’s technology and solutions in place of traditional operating methods.

•
Domain knowledge and technological innovation that benefit a diverse customer base We have over time redefined our technological focus from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D, capital expenditures and acquisitions. We have been spending approximately 13% of revenue historically on R&D and currently have approximately 1100 unique patents. We intend to continue to leverage our divisional structure to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the vertical markets we serve. We look for opportunities where the need for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

•
Increasing focus on software and services - Software and services are increasingly important elements of our solutions and are core to our growth strategy. Trimble generally has an open application programming interface (API) philosophy and open vendor environment which leads to increased adoption of our software offerings. Professional services constitute an additional growth channel that helps our customers integrate and optimize the use of our offerings in their environment. The increased recurring revenue from these solutions will provide us with enhanced business visibility over time.

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 35 countries and third party representation in over 100 countries. In 2014, 52% of our sales occurred in countries outside of the U.S.

•
Optimized distribution channels to best access our markets - We utilize vertically-focused distribution channels that leverage domain expertise to best serve the needs of individual markets domestically and abroad. These channels include independent dealers, joint ventures, original equipment manufacturers (OEM) sales, and distribution alliances with key partners, such as CNH Global, Caterpillar and Nikon, as well as direct sales to end-users, that provide us with broad market reach and localization capabilities to effectively serve our markets.

•
Strategic acquisitions - Organic growth continues to be our primary focus, while acquisitions serve to enhance our market position. We acquire businesses that bring technology, products, or distribution capabilities that augment our portfolio and allow us to penetrate existing markets more effectively, or to establish a market beachhead. Our level of success in targeting and effectively integrating acquisitions is an important aspect of our growth strategy.

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
Engineering and Construction
The Engineering and Construction segment primarily serves customers working in architecture, engineering, construction, surveying, natural resources and government. Within this segment our most substantial product portfolios are focused on heavy civil construction, building construction, and geospatial.
Heavy Civil Construction. Our heavy civil construction products are used in the planning, design, construction and operation/maintenance of civil infrastructure such as roads, railways, airports, land management, power plants and transmission lines. Our solutions are used across the entire project lifecycle to improve productivity, reduce waste and re-work, and enable more informed decision making through enhanced situational awareness, data flow and project collaboration. At the same time, our solutions can improve worker safety and reduce environmental impact. Our suite of integrated solutions and technologies in this area includes field and office software for optimized route selection and design, systems to automatically guide and control construction equipment such as bulldozers, loaders, graders and paving equipment, systems to monitor, track and manage assets, equipment and workers, and software to facilitate the sharing and communication of data in real time. Together, these solutions are designed to transform how work is done within the heavy civil construction industry.
A key part of our heavy civil construction market portfolio is the Connected Site, which integrates data and information across the entire construction process and across mixed fleets. This includes data from site positioning and machine control systems, construction asset management equipment and services, and various software applications. Utilizing wireless and internet-based site communications infrastructure, our Connected Site solutions include the ability to track and control equipment, perform remote machine diagnostics and reduce re-work. By leveraging the Connected Site technology, contractors gain greater insight into their operations, helping them to lower costs and improve productivity, worker safety, and asset utilization.

To bolster the software solutions we provide to the Connected Site, we formed a joint venture with Caterpillar in October of 2008, called VirtualSite Solutions (VSS). VSS develops software for fleet management and connected worksite solutions, including subscription-based software as a service solutions. VSS solutions are part of the Connected Site portfolio, and are sold through a world-wide independent dealer channel under the name of SITECH. A separate joint venture with Caterpillar, Caterpillar-Trimble Control Technologies (CTCT) was formed in 2002 to develop the next generation of advanced electronic guidance and control products for earthmoving machines. The joint venture develops machine control and guidance products that use site design information combined with accurate positioning technology to automatically control dozer blades and other machine tools. Caterpillar generally offers joint venture products as a factory-installed option, while Trimble focuses on the aftermarket with products for mixed fleets of earthmoving machines from Caterpillar and other equipment manufacturers to allow improved management of construction sites and projects. Effective in January 2014, Caterpillar and Trimble amended the joint ventures and related agreements between the parties to expand the range of productivity applications and services the companies will provide, and to support development of comprehensive unified fleet solutions for the construction industry.
During 2014, we announced a new collaboration with Bentley Systems to provide advanced levels of information mobility in road and site construction. We introduced the Trimble CCS900 Compaction Control System to improve efficiency in bulk earthworks and landfill compaction. When using the system, machine operators can make more uniform and efficient passes, report compaction production data in the field, and ensure target compaction is reached with minimal fuel usage and machine wear. We also announced that the Trimble CenterPoint RTX Correction Service, which provides location accuracy down to four centimeters when used in conjunction with GNSS signals, is now available for heavy civil construction applications.
Building Construction. The Trimble Buildings portfolio of solutions for the commercial, industrial and residential building industry spans the entire lifecycle of a building and is used by architects, designers, general contractors, sub-contractors, engineers, and facility owners or lessees. These solutions serve to improve productivity and to enhance data sharing and collaboration across different teams and stakeholders to help keep projects within cost, time and quality targets. The suite of technologies and solutions we provide to the building industry includes software for 3D conceptual design and modeling, BIM software which is used in design, construction and maintenance, advanced integrated site layout and measurement systems, applications for sub-contractors and trades such as steel, concrete and mechanical, electrical and plumbing, and a best of breed integrated workplace management services (IWMS) software suite for construction project management, project coordination/collaboration, project cost estimation, and capital program and facility management for building owners and managers. Our joint venture with Hilti, a leading global provider of solutions to the building trades, develops products which integrate Trimble’s positioning and asset management technologies with Hilti’s tools capabilities to create smarter tools and smarter construction sites. Together, these solutions for the building industry serve to automate, streamline and transform work processes across the industry. Our solutions provide customer benefits such as reduced costs, reduced waste and re-work, increased efficiencies, faster project completion times, improved information flow, better decision making, and enhanced quality control.
During 2014, we acquired Gehry Technologies, which provides design and project management solutions, consulting services, and project collaboration software tools to enable designers, builders and operators to collaborate more efficiently. In part as a result of this acquisition, we introduced Trimble Connect, a powerful and promising cloud-based collaboration platform that empowers teams involved in the design, construction, and operation of buildings. We also acquired London-based Manhattan Software, a leader in the IWMS space, which extends our portfolio of design-build-operate solutions by providing building owners, facilities and real estate managers with integrated, end-to-end systems for property, asset and facilities management.
We continued to extend our portfolio of building construction solutions in 2014. Our acquisitions in this area include Amtech Group Limited, which provides mechanical, electrical and plumbing specification, design, estimating, procurement, construction management and operation solutions, MAYBIM, which provides 3D BIM software and services to mechanical, electrical and plumbing contractors, and Field 3D, an easy-to-use 3D collaboration software solution for BIM that enables stakeholders in a construction workflow to access complete 3D model information for a building on smartphones and tablets.
During the year, we announced advances in several of our software packages for geospatial analysis and modeling. These included enhanced point cloud processing and management in Trimble Business Center, which enables users to visualize and edit large point clouds while simultaneously working with high-resolution imagery. We released Sketchup 2015, adding major enhancements to the world’s most widely used 3D modeling software. This release includes expansion of the 3D Warehouse, which makes millions of 3D designs available to end users, increased efficiency and interoperability with BIM workflows, and an extension for SketchUp software to enable architects, engineers and geospatial professionals to create models from 3D scanning data collected with Trimble 3D laser scanners.
We announced a major customer win with AECOM, one of the world's largest providers of professional, technical and management support services for transportation, facilities, environment, energy, water and government. AECOM will deploy multiple solutions from Trimble's design-build-operate software portfolio to improve project workflows, increase visibility and accuracy while enhancing team collaboration for construction projects.

Geospatial. In our geospatial business, professional surveyors and engineers providing services to the construction, engineering, mining, oil and gas, energy and utilities, government and land management sectors use our survey and geospatial solutions to replace less productive conventional methods of surveying, mapping, 2D or 3D modeling, measurement, reporting and analysis. Our suite of solutions used in these activities include field based data collection systems and field software, real time communications systems and back-office software for data processing, modeling, reporting and analysis. Our field based technologies are used in handheld, land mobile and airborne applications and incorporate technologies such as mobile application software, high precision GNSS, robotic measurement systems, inertial positioning, 3D laser scanning, digital imaging, optical or laser measurement, and unmanned aerial vehicles. We maintain a joint venture with Nikon which focuses on the design and manufacture in Japan of surveying instruments including mechanical total stations and related products. Our office based products include software for planning, data processing and editing, quality control, 3D modeling, intelligent data analysis and feature extraction, deformation monitoring, project reporting and data export. Our customers in this area gain benefits from the use of our products including significantly improved productivity in both field and office activities, improved safety through non-contact measurement and detection of potentially dangerous ground or structure movement and improved data flow which enables better decision making.
In 2014 we launched Trimble InSphere, a cloud based software platform which enables surveyors, engineers and geographic information systems (GIS) professionals to centrally manage their activities. InSphere applications include Equipment Manager, Data Manager, Data Marketplace and Trimble TerraFlex. Users have the ability to track and manage capital assets with Equipment Manager, an online tracking system linking directly with field equipment location.  Data Manager allows users to manage surveying and GIS data in one central location so others may access it at any time from any location and from a mobile device, allowing project tasks to operate in a real time environment. Data Marketplace allows the user to search and quickly buy additional layers of mapping and survey data to create more robust end deliverables across multiple industries.  Trimble TerraFlex allows GIS data collection across a fleet of mobile smart devices and professional devices to be aggregated into a single cloud hosted map and exported into different enterprise solutions with file formats or standard cloud services. Trimble InSphere provides the necessary tools for GIS field crews as well as survey and engineering firms to manage business operations by providing the information and services needed to make better decisions on how to use resources and assets.
We sell and distribute our products in the Engineering and Construction segment through multiple global networks of independent dealers with expertise and customer relationships in their respective segments, each supported by Trimble personnel. In 2014, we further expanded our network of SITECH Technology Dealers, which serves the heavy civil construction industry, by adding new dealerships in Poland, northern and northwest Mexico, northeastern Canada, Romania, Ireland, and the United Kingdom, as well as new SITECH locations in the United States for the Midwest, Nebraska, Kansas, Northwestern Missouri and the intermountain region. In November, we announced that we have established more than one hundred SITECH technology dealers worldwide across all regions, including the Americas, Europe, Middle East, Africa, Asia, China, and the South Pacific. We also announced BuildingPoint, an initiative to form a global network of distribution partners to serve the needs of the building construction industry. As of the end of December 2014, there were three BuildingPoint dealers already in place, in the midwestern US, Texas, and Switzerland.
Competitors in this segment are typically companies that provide optical, laser or GNSS positioning products as well as companies that produce software specific to the construction process. Our principal competitors are Topcon Corporation, Hexagon AB and Autodesk. We compete principally on the basis of innovative, differentiated products, service, quality, and geographic reach.
Field Solutions
Our Field Solutions segment primarily addresses the agriculture and GIS markets.
Agriculture. Our precision agriculture products consist of guidance and positioning systems, automated application systems and information management solutions that enable farmers to improve crop performance, profitability and environmental quality. Trimble precision agriculture solutions can assist farmers throughout every step of their farming process, beginning with land preparation and continuing through the planting, nutrient and pest management, and harvesting phases of a crop cycle. We provide manual and automated navigation guidance for tractors and other farm equipment used in spraying, planting, cultivating, and harvesting applications. The benefits to the farmer include faster machine operation, higher yields, and lower consumption of fuel and chemicals than conventional equipment. In addition, we provide solutions to automate application of pesticide and seeding. Our water solutions help farmers minimize their water costs and distribute water more efficiently, and include applications for leveling agricultural fields for irrigation, aligning drainage systems to better manage water flow in fields, monitoring precipitation, and controlling linear and pivot irrigation systems.
During 2014, we continued to develop our precision agriculture portfolio in a number of areas. We introduced Trimble OnSwath technology as part of the Autopilot™ automated steering system. Using OnSwath, the farmer can decrease idle driving time, fuel consumption, soil compaction, crop damage and working time in the field. We also demonstrated our NextSwath technology, which enables any farm machine to calculate the best possible path to turn around and approach the next crop row or swath. In the water management area, we introduced the Trimble Irrigate-IQ precision irrigation solution in North America. This solution enables farmers to remotely control irrigators via the web, and the Connected Farm Irrigate application enables control of complete pivot irrigation systems on a smartphone or tablet.
Solutions which use data to enhance farm productivity are an increasing focus in our agriculture business. Our Connected Farm solution transfers data wirelessly between the field and office as well as between vehicles operating in the same field. Data can be accessed from the cloud to help manage field records, analyze fleet efficiency, and monitor precipitation data on an acre by acre basis. As a result, farmers make more informed decisions leading to higher yields, better quality crops, increased profitability, and reduced environmental impact. Connected Farm also enables better collaboration between farmers and their trusted advisors, such as agronomists, on services such as soil and crop health analysis and nutrient management and variable rate application (VRA).
During the year we also continued to add to a set of industry leading agronomic services. We released the new RainWave® Contour Map precipitation monitoring solution that maps precise rainfall amounts within an entire field or farm. We also launched Connected Farm Field, a field data management tool for the farmer; and Connected Farm Advisor, a field data management tool for the farmer's trusted advisor. The two applications make it easier to collect and manage data and easily collaborate through Connected Farm. We extended our Connected Farm solution to include a new agronomic service, the Soil Information System, which provides farmers with in-depth 3-D soil data to support more informed decisions about crop production goals.
With the release of Trimble PurePixel Precision Vegetation Health Solution, we provide processing of multi-spectral crop images. The system delivers a color-coded visual representation of a field’s crop health or maturity level, enabling farmers and their trusted advisers to be more efficient in locating, identifying and solving crop production issues. In 2014 we added the Trimble UX5 unmanned aircraft system to our portfolio. When used for aerial imaging and mapping, the UX5 enables service providers to capture aerial images for scouting and monitoring crop health, and detecting pests, weeds and nitrogen deficiencies. In December we announced that the Federal Aviation Administration has granted an exemption that will allow us to conduct commercial operation of our UX5 solution in the U.S.
We also added to our agriculture product portfolio via acquisitions. In 2014 we acquired IRON Solutions, which provides market information, analytics-based intelligence and a cloud-based enterprise system to improve dealer and producer productivity, and C3 Consulting, a provider of unique soil information as well as decision recommendations to farmers' trusted advisors, such as agronomists, Trimble resellers or agricultural retail suppliers.
We use multiple distribution approaches to access the agricultural market, including independent dealers and direct selling to enterprise accounts. A significant portion of our sales are through CNH Global and affiliated dealer networks. Competitors in this market are vertically integrated farm equipment and implement companies such as John Deere and agricultural instrumentation companies such as Raven and Ag Junction. As we expand our business in agronomic services and data oriented applications, we expect to increasingly compete with major input suppliers such as Monsanto. We compete principally on the basis of robust performance, ease of use, price, interoperability, interconnectedness and the completeness of our solutions.
Geographic Information Systems. Our GIS product line provides trustworthy systems to collect authoritative field data and integrate that data into GIS databases. Our handheld data collection systems allow users to quickly log positions and descriptive information about their assets, ensure the integrity and accuracy of GIS information and ultimately, enable better decision-making. Through a combination of wireless technologies and software solutions, fieldwork results are seamlessly delivered to the back-office GIS, and mobile workers can also access GIS information remotely. This capability provides significant advantages to users including improved productivity, accuracy and access to information in the field.
Our 2014 launch of Trimble InSphere also supports the enhancement of our GIS offerings. InSphere integrates data from the GIS data collection products as well as survey data collection to enhance interoperability between the two major types of data that are relevant to GIS markets. We launched a number of hardware devices with enhanced functionality and GNSS accuracy for data collection and enhanced our software solutions to support greater workflow integration with other GIS systems. In 2014 we acquired WeoGeo, a provider of technology for managing spatial data and selling different data types using an online marketplace.
Primary markets for our GIS products and solutions include both governmental and commercial users. Distribution for GIS products is primarily through a network of independent dealers and business partners, supported by Trimble personnel. Competitors in this market are typically survey instrument companies utilizing GNSS technology such as Topcon and Leica. We compete principally on the basis of robust performance, ease of use, price, interoperability and interconnectedness.

Mobile Solutions
Our Mobile Solutions segment primarily consists of two businesses, Transportation and Logistics and Field Service Management.
Transportation and Logistics. In the transportation and logistics market, we offer a suite of solutions marketed under the Trimble, PeopleNet, GEOTrac, TMW and ALK Technologies brands. Together, this range of products provides a comprehensive fleet and transportation management, analytics, routing, mapping, and reporting solution to enable the transportation and logistics industry to achieve greater overall fleet performance while ensuring regulatory compliance. Our fleet productivity and enterprise software offerings are comprised primarily of the PeopleNet, TMW, Vusion, PC*Miler, CoPilot and FleetWorks mobile platforms. Our enterprise strategy focuses on sales to large enterprise accounts with more than 1,000 vehicles or routes. In addition to Trimble-hosted solutions, we also integrate our applications and services directly into the customer’s IT infrastructure.
The PeopleNet system includes solutions encompassing route management, safety and compliance, end-to-end vehicle management, and supply chain communications. PeopleNet's products are used by more than 1,500 transportation fleets in the US and Canada. GEOTrac’s telematics systems provide end-to-end solutions for oil & gas road mapping, vehicle monitoring, geofencing, messaging and alerting, driver productivity, distress notification, lone worker monitoring, reporting and maintenance monitoring. The CarCube/FleetWorks solution is tailored for transportation and logistics companies in Europe and Australia. TMW's transportation software platform serves as a central hub from which the core operations of transportation organizations are managed, data is stored and analyzed, and mission critical business processes are automated. Our software platform automates business processes spanning the entire surface transportation lifecycle, delivering visibility, control, and decision support for the intricate relationships and complex processes involved in the movement of freight. TMW's enterprise software currently integrates with PeopleNet's fleet productivity solutions, and jointly they serve more than 3,000 fleets around the world. The PC*Miler and CoPilot products provide a truck routing, mileage and mapping solution and a voice guided turn-by-turn navigation solution, respectively. In 2014, we made several key announcements in the transportation and logistics market. We entered into a strategic alliance with 3Gtms, Inc., a privately-held provider of transportation management systems. The alliance includes an equity investment in 3Gtms by Trimble and a commercial reseller agreement with TMW Systems. ALK Technologies released the latest version of PC MILER truck routing, mileage and mapping software. PC MILER includes new tools and enhanced functionality geared around the need for greater customization.
Field Services Management. Trimble’s Field Service Management offerings provide owners and operators of fleets of vehicles, such as service vehicles, with visibility into field and fleet operations so they can increase efficiency and productivity. The Field Service Management suite includes applications for fleet management, work management and scheduling, worker safety and mobility that improve the effectiveness of work, workers and assets in the field. This cloud-based portfolio allows Trimble to offer customers industry-specific, enterprise-level solutions for enhanced performance and ease of use. Our market strategy targets opportunities in specific vertical markets where we believe we can provide unique value to the end-user by tailoring our solutions. Major markets include telecommunications, utilities, mobile workers, construction logistics, forestry, public safety, and oil and gas.
In 2014, we introduced a new cloud-based platform for field service management called Trimble Horizon. Trimble Horizon offers customers an extensible platform allowing them to rely on Trimble as a single provider for all their mobile worker needs.
The Mobile Solutions segment generally sells directly to end-users. Sales cycles tend to be long due to field trials followed by an extensive decision-making process. Key competitors in this segment include Omnitracs, Fleetmatics, Teletrac, and McLeod, among others. We compete principally on the basis of interconnectedness, customer support and service, price, innovative product offerings, quality, and provision of a complete solution.
Advanced Devices
Advanced Devices includes the product lines from our Embedded Technologies, Timing, Applanix, Trimble Outdoors, Military and Advanced Systems (MAS), and ThingMagic businesses. With the exception of Trimble Outdoors and Applanix, these businesses share several common characteristics: they are hardware centric, generally market to OEMs, system integrators and service providers, and have products that can be utilized in a number of different end user markets and applications. The various operations that comprise this segment were aggregated on the basis that these operations, taken as a whole, do not exceed 10% of our total revenue, operating income or assets.
Within Embedded Technologies and Timing, we supply GNSS modules, licensing and complementary technologies, and GNSS-integrated sub-system solutions for applications requiring precise position, time or frequency. Embedded Technologies and Timing serve a broad range of vertical markets including telecommunications, automotive electronics, and commercial electronics. Sales are made directly to OEMs, system integrators, value-added resellers and service providers who incorporate our components into a complete system-level solution. Competitors in this market include Microsemi and u-blox. We compete principally on the basis of product performance, price and quality.
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
Our Trimble Outdoors business utilizes GPS-enabled smartphones, desktop mapping software, and printed map services to provide information for outdoor recreational and light professional activities. Trimble Outdoors products are used in hiking, hunting, fishing, and professional activities such as emergency search and rescue and natural resource management. Consumers purchase the Trimble Outdoors product from smartphone channels which include the Apple iTunes and Google Play stores, direct from Trimble Outdoors family of Web outlets, and through consumer reseller channels. Competitors in this market include Alltrails and Motion X. We compete principally on the basis of price, innovative products and ease of use.
Our Applanix business is a leading provider of advanced products and enabling solutions that maximize productivity through mobile mapping and positioning to professional markets worldwide. Applanix develops, manufactures, sells, and supports high-value, precision products that combine GNSS with inertial sensors for accurate measurement of position and attitude, flight management systems, and scalable mobile mapping solutions used in airborne, land, and marine applications. Sales are made by our direct sales force to end-users, systems integrators, and OEMs, and through regional agents. Competitors include OxTS, IGI and Novatel. We compete principally on the basis of product features, performance and domain knowledge.
Our ThingMagic business is a provider of Ultra High Frequency (UHF) Radio Frequency Identification (RFID) reader modules, finished/fixed-position RFID readers and design services. ThingMagic RFID readers support demanding high-volume applications deployed by some of the world’s largest industrial automation firms, manufacturers, healthcare organizations, retailers and consumer companies. ThingMagic consulting, design and development services assist customers with the integration of auto-identification and sensing technologies into everyday products and solutions. Sales of our ThingMagic products are made directly to OEMs, system integrators, value-added resellers and solution providers who incorporate our technology into point products or complete system-level solutions. Competitors include Impinj, Caen and NordicID. We compete principally on the basis of product performance and quality.
Patents, Licenses and Intellectual Property
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We hold approximately 1100 unique issued and enforceable patents, the majority of which cover GNSS based technologies and other applications such as optical and laser technology. We are not dependent on any one patent. We also own numerous trademarks and service marks that contribute to the identity and recognition of Trimble and its products and services globally. We prefer to own the intellectual property used in our products, either directly or through subsidiaries. From time to time we license technology from third parties.
Competition
Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Within each of our markets, we encounter direct competition from other GNSS, software, optical and laser suppliers such as Hexagon and Topcon, and competition may intensify from various larger U.S. and non-U.S. competitors. Our hardware products are increasingly subject to competition from existing and new entrants from emerging markets such as China, which compete aggressively on price at the lower priced end of the market. Our integrated hardware and software products may also be subject to increasing competition from mass market devices such as smartphones and tablets combined with relatively inexpensive applications, which have not been heavily used for commercial applications in the past.
Many of our products and solutions are focused on specific industries. In each of these industries we face competition from companies providing point solutions or more traditional, less technology intensive products and services, which often have greater financial resources and more established and recognized brands in those industries. Competing in vertical markets with these more established industry participants requires that we successfully establish a market position and market new and sometimes unfamiliar technology and automated solutions to customers that have not previously used such products. We also increasingly offer enterprise level solutions designed to meet the specific needs of our target industries. In doing so, we face competition from larger and more well established providers of enterprise software and services with whom we have not previously competed. See also "Risk Factors - We face substantial competition in our markets which could decrease our revenue and growth rates or impair our operating results and financial condition."

Sales and Marketing
We tailor our distribution to the needs of our products and regional markets around the world. Most of our products are sold worldwide primarily through indirect channels, including distributors, dealers and authorized representatives. Occasionally we grant exclusive rights to market certain products within specific countries. These channels are supported by our regional sales offices throughout the world. We also utilize distribution alliances, OEM relationships, and joint ventures with other companies as a means to serve selected markets, as well as direct sales to end-users.
During fiscal 2014, sales to customers in the United States represented 48%, Europe represented 24%, Asia Pacific represented 14%, and other regions represented 14% of our total revenue.
Seasonality of Business
Construction purchases tend to occur in early spring, and U.S. governmental agencies tend to utilize funds available at the end of the government’s fiscal year for additional purchases at the end of our third fiscal quarter in September of each year. Our agricultural equipment business revenues have historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. However, overall as a company, as a result of diversification of our business across segments and the increased impact of subscription revenues, we may experience less seasonality in the future.

Backlog
In most of our markets, the time between order placement and shipment is short. Orders are generally placed by resellers and customers on an as-needed basis. In general, customers may cancel or reschedule orders without penalty. For these reasons, we do not believe that backlog is a meaningful indicator of future revenue or material to understanding our business.
Manufacturing
Manufacturing of many of our GNSS products is subcontracted to Flextronics International Limited in Mexico. We utilize Flextronics for Survey, Field Solutions and Mobile Solutions products. We utilize Benchmark Electronics Inc. in China for our Embedded Technologies and Timing products. We utilize Jabil Mexico for our Construction and Mobile Solutions products. Our contract manufacturing partners are responsible for significant material procurement, assembly and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our current contract with Flextronics continues in effect until either party gives the other ninety days written notice. We also utilize original design manufacturers for some of our products.
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
Research and Development
We believe that our competitive position is maintained through the development and introduction of new products and services that incorporate improved features and functionality, better performance, smaller size and weight, lower cost, or some combination of these factors. We invest substantially in the development of new products. We also make significant investment in the positioning, communication and information technologies that underlie our products and will likely provide competitive advantages.
Our research and development expenditures, net of reimbursed amounts were $318.0 million for fiscal 2014, representing approximately 13% of revenue.
We expect to continue investing in research and development at a rate consistent with our past, with the goal of maintaining or improving our competitive position, and entering new markets.
Employees
At the end of fiscal 2014, we employed 8,217 employees, including 18% in manufacturing, 33% in engineering, 37% in sales and marketing, and 12% in general and administrative positions. Approximately 53% of employees are in locations outside the United States.

Some employees in Sweden and Finland are represented by unions. Some employees in Germany and France are represented by works councils. We also employ temporary and contract personnel that are not included in the above headcount numbers. We have not experienced work stoppages or similar labor actions.
Available Information
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s web site through investor.trimble.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Financial news and reports and related information about our company as well as non-GAAP to GAAP reconciliations can also be found on this web site. Information contained on our web site is not part of this annual report on Form 10-K.
In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at our principal executive offices at the following address or telephone number:
Trimble Navigation Limited
935 Stewart Drive, Sunnyvale, CA 94085
Attention: Investor Relations Telephone: 408-481-8000
Executive Officers
The names, ages and positions of the Company’s executive officers as of February 20, 2015 are as follows:

Name	Age	Position
Steven W. Berglund	63	President and Chief Executive Officer
François Delépine	52	Chief Financial Officer
Bryn A. Fosburgh	52	Vice President
Christopher W. Gibson	53	Vice President
Mark A. Harrington	59	Vice President
Jürgen D. Kliem	57	Vice President
James A. Kirkland	55	Vice President and General Counsel
Julie A. Shepard	57	Vice President, Finance
James A. Veneziano	53	Vice President
Steven W. Berglund—Steven Berglund has served as president and chief executive officer of Trimble since March 1999. Prior to joining Trimble, Mr. Berglund was president of Spectra Precision, a group within Spectra Physics AB. Mr. Berglund’s business experience includes a variety of senior leadership positions with Spectra Physics, and manufacturing and planning roles at Varian Associates. He began his career as a process engineer at Eastman Kodak. He attended the University of Oslo and the University of Minnesota where he received a B.S. in chemical engineering. Mr. Berglund received his M.B.A. from the University of Rochester. Mr. Berglund is a member of the board of directors of the Silicon Valley Leadership Group and of the board of trustees of World Educational Services. He is also a member of the construction sector board of the Association of Equipment Manufacturers. In December 2013, Mr. Berglund was appointed to the board of directors and compensation committee of Belden Inc., a global provider of end-to-end signal transmission solutions.
François Delépine—François Delépine joined Trimble as chief financial officer in January 2014. He is responsible for Trimble’s worldwide finance operations.  Prior to joining Trimble, Mr. Delépine served as chief financial officer, global business units at VMware, Inc., a provider of business infrastructure virtualization solutions. From August 2010 until June 2013, he served as VMware’s vice president of finance. Between April 2009 and July 2010, Mr. Delépine served as vice president of finance of Palm, Inc., a smartphone technology company. Prior to that, he was vice president of financial planning and analysis at Google Inc.. Mr. Delépine has also held senior operating and financial roles at a variety of technology companies including Hyperion and Apple. Mr. Delépine holds a B.S. in Industrial Engineering from the Institut Catholique d'Arts et Métiers in Lille, France and an MBA from the Anderson School of Business at UCLA.
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
Christopher W. Gibson—Christopher Gibson currently serves as vice president for Trimble's Survey, Geospatial, GIS, Infrastructure, Rail, Land Administration and Environmental Solutions businesses. Mr. Gibson joined Trimble in 1998 as European finance and operations director. In 2009, he was appointed to serve as vice president responsible for Trimble’s Survey Division, and in December 2010, those responsibilities were expanded to include oversight of geographic regions and divisions, including Building Construction, Construction Tools, and the Hilti joint venture. From 2008 to 2009, Mr. Gibson served as the general manager for the Survey Division, and from 2005 to 2008, he was general manager for the Global Services Division. Prior to Trimble, Mr. Gibson’s business experience includes a number of financial management roles with Tandem Computers, and financial analyst roles with Unilever subsidiaries. Mr. Gibson received a BA in Business Studies in 1985 from Thames Polytechnic, now the University of Greenwich, and was admitted as a Fellow to the Chartered Institute of Management Accountants in 1994.
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
James A. Kirkland—James Kirkland joined Trimble as vice president and general counsel in July 2008.  Prior to joining Trimble, he served as general counsel and executive vice president, strategic development at Covad Communications.  Mr. Kirkland also served as senior vice president of spectrum development and general counsel at Clearwire Technologies, Inc.  Mr. Kirkland began his career in 1984 as an associate at Mintz Levin and in 1992 he was promoted to partner.  Mr. Kirkland received his BA from Georgetown University in Washington, D.C. in 1981 and his J.D. from Harvard Law School in 1984.
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
Our annual and quarterly performance may fluctuate which could negatively impact our operations, financial results, and our stock price
Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

•	changes in market demand,

•	competitive market conditions,

•	the timing of recognizing revenues,

•	fluctuations in foreign currency exchange rates,

•	the cost and availability of components,

•	the mix of our customer base and sales channels,

•	the mix of products sold,

•	pricing of products, and

•	global or regional economic developments.
Seasonal variations in demand for our products may also affect our quarterly results. Construction purchases tend to occur in early spring, and U.S. governmental agencies tend to utilize funds available at the end of the government’s fiscal year for additional purchases at the end of our third fiscal quarter in September of each year. Our agricultural equipment business revenues have historically been the highest in the first quarter, followed by the second quarter, reflecting buying in anticipation of the spring planting season in the Northern hemisphere. If we do not accurately forecast seasonal demand we may be left with unsold inventory or have a shortage of inventory, which could negatively impact our financial results.
Due in part to the buying patterns of our customers, a significant portion of our quarterly revenue occurs from orders received and immediately shipped to customers in the last few weeks and days of each quarter, while our operating expense tends to remain fairly predictable. A majority of our sales force earns commissions on a quarterly basis which may cause concentrations of orders at the end of any fiscal quarter. It could harm our operating results if for any reason expected sales are deferred, orders are not received, or shipments are delayed a few days at the end of a quarter.
The price of our common stock could decline substantially in the event such occurrences result in our financial performance being below the expectations of public market analysts and investors, which are based on historical models that are not necessarily accurate representations of the future.
The volatility of our stock price could adversely affect an investment in our common stock
The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2014, our stock price ranged from $26.51 to $39.96. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•	announcements and rumors of developments related to our business or the industry in which we compete,

•	quarterly fluctuations in our actual or anticipated operating results and order levels,

•	general conditions in the worldwide economy,

•	acquisition announcements,

•	new products or product enhancements by us or our competitors,

•	developments in patents or other intellectual property rights and litigation,

•	security breaches,

•	developments in our relationships with our partners, customers and suppliers, and

•	significant acts of terrorism.
In addition, the stock market in general and the markets for shares of “high-tech” companies in particular, have frequently experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock.

Global and regional economic conditions and the cyclicality of some of our key markets may negatively impact our businesses and our operating results
Our earnings and financial position are and will continue to be influenced by various macroeconomic factors-including increases or decreases in gross domestic product, the level of consumer and business confidence, changes in interest rates on consumer and business credit, fluctuations in foreign currency exchange rates, energy prices, and the cost of commodities such as corn-which exist in the various countries in which we operate. During 2014 we experienced a strengthening U.S. Dollar which had the impact of making some of our products and services more expensive than many of our local competitors.
In the recent past, uncertainties in the financial and credit markets have caused our customers to postpone purchases, and negative economic conditions may reduce future sales of, or demand for, our products and services. Negative economic conditions may depress the tax revenues of federal, state and local government entities, which are significant purchasers of our products. Many of our products are sold through dealer channels, and our dealers depend on the availability of credit to finance purchases of our products for their inventory. Sources of credit could disappear or the financial situation of our channel partners and customers could become such that they are no longer eligible for such financing. Negative economic conditions may result in increased collection times or greater write-offs, affecting our cash flow. Our suppliers may be impacted by economic pressures, which may adversely affect their ability to fulfill their obligations to us and therefore cause a disruption in our supply chain.
Financial conditions in several regions continue to place significant economic pressures on existing and potential customers, including our dealer channels. There is particular concern about economic conditions in Europe, which has experienced negative impacts from sovereign debt levels and government taxing and spending actions to address such issues, and pressures on the banking system in certain European Union countries. It is uncertain whether central bank or governmental measures will improve these conditions. Other governments may continue to implement measures which may slow the economic growth rate in those countries (e.g., higher interest rates, reduced bank lending and other anti-inflation measures). Growth rates in key emerging markets, including China, have slowed, which could affect demand for our products.
We are subject to the cyclicality of the agricultural and engineering and construction industries, which can cause sudden (and sometimes material) declines in demand, with negative effects on sales, inventory levels and product pricing. In general, demand in the engineering and construction industries for our products is highly correlated to the economic cycle and can be subject to even greater levels of volatility. The agricultural spending cycle is influenced by general economic conditions as well as weather, crop loads, commodity pricing, especially corn, the availability of credit and the strength of the U.S. Dollar. In 2014, the agricultural sector experienced a significant downturn which is continuing, which had a negative effect on the company’s overall growth rate.
If there is significant deterioration in the global economy, the economies of key countries or regions, or important customer markets, the demand for our products and services would likely decrease and our results of operations, financial position and cash flows could be materially and adversely affected. Changes in economic conditions also make it difficult to make financial forecasts, which could cause us to miss our financial guidance and adversely affect our stock price.
We are exposed to fluctuations in currency exchange rates which can adversely affect our operating results
Fluctuations in currencies impact our operating results, which are reported in U.S. Dollars. A significant portion of our business is conducted outside the U.S., and as such, we face exposure to movements in non-U.S. currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. During 2014 our business was negatively impacted by the strong U.S. Dollar which increased the cost of some of our products and services relative to those of local competitors in some jurisdictions. If the U.S. Dollar remains strong or there is an increase in the exchange rate of the U.S. Dollar against other currencies, it could negatively impact foreign demand for our products or reduce the dollar value of local currency sales. Possible import, export, tariff, and other trade barriers, which could be imposed by other countries, might have a material adverse effect on the business.
Currently, we routinely hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. The hedging activities undertaken by us are intended to offset the short term impact of currency fluctuations on certain non-functional currency assets and liabilities. Our attempts to hedge against these risks could be unsuccessful and expose us to losses.
Investing in and integrating new acquisitions could be costly, place a significant strain on our management systems and resources, and may fail to deliver the expected return on investment, which could negatively impact our operating results
We typically acquire a number of companies each year, and intend to continue to acquire other companies. Acquisitions of companies entail numerous risks, including:

•	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;

•	loss of key employees of acquired operations;

•	difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;

•	potential disruption of our ongoing business;

•	unanticipated expense related to acquisitions;

•	unanticipated difficulties in conforming business practices, policies, procedures, internal controls, and financial records of acquisitions with our own business;

•	impairment of relationships with employees and customers of either an acquired company or our own business;

•	inability to accurately forecast performance of newly acquired businesses, resulting in unforeseen adverse effects on our operating results;

•	potential unknown liabilities, including liabilities resulting from unknown compliance or legal issues, associated with an acquired business; and

•	negative accounting impact to our results of operations because of purchase accounting treatment and the business practices of acquired companies.
Any such effects from acquisitions could be costly and place a significant strain on our management systems and resources.
As a result of acquisitions, we have significant assets that include goodwill and other purchased intangibles. The testing of this goodwill and intangibles for impairment under established accounting guidelines requires significant use of judgment and assumptions. Changes in business conditions could require negative adjustments to the valuation of these assets resulting in write-offs which adversely affect our results. If we divest a business and the proceeds are less than the net book value at the time, we would be forced to write off the difference. In addition, losses incurred by a company in which we have an investment may have a direct impact on our financial statements or could result in our having to write-down the value of such investment.
Even if successfully negotiated and closed, acquisitions may not yield expected synergies, may not advance our business strategy as expected, may fall short of expected return-on-investment targets, or may not prove successful or effective for our business. Companies that we acquire may operate with different cost and margin structures, which could further cause fluctuations in our operating results and adversely affect our operating margins.
We may not be able to enter into or maintain important alliances and distribution relationships
We believe that in certain business opportunities our success will depend on our ability to form and maintain alliances with industry participants, such as Caterpillar, Nikon, Hilti, and CNH Global. Our failure to form and maintain such alliances, or the pre-emption of such alliances by actions of competitors, will adversely affect our ability to sell our products to customers. Our relationships with substantial industry participants such as Caterpillar and CNH are complex and multifaceted, and may be subject to change based upon the business needs and objectives of the parties. Since these strategic relationships contribute to significant ongoing business in certain of our important markets, changes in these relationships could adversely affect our sales and revenues.
We utilize dealer networks, including those affiliated with some of our strategic allies such as Caterpillar and CNH Global, to market, sell and service many of our products. Changes in our product mix, including increasing provision of software and bundled solutions tailored to the needs of specific vertical markets, impose new demands on our distribution channels and may require significant changes in the skills and expertise required to successfully distribute our products and services, or the creation of new distribution channels. Recruiting and retaining qualified channel partners and training them in the use and the selling of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channels, we must continue to expand and improve our processes and procedures that support our channel, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, and newer types of offering such as software and services, may make it more difficult to introduce those products to end-users and delay end-user adoption, which could result in lower revenues.
Disruption of dealer coverage within specific geographic markets could cause difficulties in marketing, selling or servicing our products and have an adverse effect on our business, operating results or financial condition. Moreover, dealers who carry products that compete with our products may focus their inventory purchases and sales efforts on goods provided by competitors due to industry demand or profitability. Such inventory adjustments and sourcing decisions can adversely impact our sales, financial condition and results of operations.
Our internal and customer facing systems, and systems of third parties we rely upon, may be subject to disruption, delays or cybersecurity breaches that could adversely impact our customers and operations

A cybersecurity incident in our own systems or the systems of our third party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Computer hackers, foreign governments or cyber terrorists may attempt to penetrate our network security and our website. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third party providers, or other misconduct. Because the techniques used by computer hackers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until after they have been launched against a target, we may be unable to anticipate these techniques. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. A cybersecurity incident affecting our systems may also result in theft of our intellectual property, proprietary data or trade secrets, which would compromise our competitive position.
The systems we rely upon also remain vulnerable to damage or interruption from a number of other factors, including access to the internet, the failure of our network or software systems, or significant variability in visitor traffic on our product websites, earthquakes, floods, fires, power loss, telecommunication failures, computer viruses, human error, and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions and delays, and result in loss of critical data and lengthy interruptions in our services.
We rely on our information systems and those of third parties for activities such as processing customer orders, delivery of products, hosting and providing services and support to our customers, billing and tracking our customers, hosting and managing our customer data, and otherwise running our business. Any disruptions or unexpected incompatibilities in our information systems and those of the third parties upon whom we rely could have a significant impact on our business.
An increasing portion of our revenue comes from software as a service solutions and other hosted services in which we store, retrieve, communicate and manage data which is critical to our customers’ business systems. Disruption of our systems which support these services and solutions could cause disruptions in our customers’ systems and in the businesses that rely on these systems. Any such disruptions could harm our reputation, create liabilities to our customers, hurt demand for our services and solutions, and negatively impact our revenues and profitability.
Our products are highly technical and may contain undetected errors, product defects, security vulnerabilities or software errors, which could result in damage to our reputation, lost revenue, diverted development resources and increased service costs, warranty claims, and litigation
Our products, including our software products, are highly technical and complex and, when deployed, may contain errors, defects or security vulnerabilities. We must develop our products quickly to keep pace with the rapidly changing market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released. Such occurrences could result in damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, warranty claims, and litigation.
We warrant that our products will be free of defect for various periods of time, depending on the product. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return or obtain credits for products and inventory, or to cancel outstanding purchase orders even if the products themselves are not defective.
Errors, viruses or bugs may be present in software that we license from third parties and incorporate into our products or in third party software that our customers use in conjunction with our software. Our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third party software that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects or security vulnerabilities in our products or any defects in, or compatibility issues with, any third party software or customers’ network environments discovered after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, theft of trade secrets, data or intellectual property and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations.
Undiscovered vulnerabilities in our products alone or in combination with third party software could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products.

If we are unable to effectively manage our increasingly diverse and complex businesses and operations, our ability to generate growth and revenue from new or existing customers may be adversely affected

Because our operations are geographically diverse and increasingly complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully manage and grow our business may be adversely affected. The size, complexity and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

•	Maintaining continuity in our senior management and key personnel;

•	Increasing the productivity of our existing employees;

•	Attracting, retaining, training and motivating our employees, particularly our technical and management personnel;

•	Deploying our solutions using third-party information systems, which may require changes to our applications, documentation and operational processes;

•	Improving our operational, financial and management controls; and

•	Improving our information reporting systems and procedures.
The company has increasingly diversified the nature of its businesses both organically and by acquisition. As a result, an increasing amount of our business involves business models which require managerial techniques and skill sets which are different from those required to manage our historical core businesses. We are increasingly selling products and solutions directly to large enterprise customers and other end users of our products. A direct sales model requires different skills and management processes and procedures from those we have generally used in our business in the past, and may create conflicts with our channel partners. An increasing portion of our business will be associated with professional services in order to customize our solutions for the needs of individual customers, which has not previously represented a significant portion of our business. If we are not successful in executing on these new models, our sales and revenue may suffer.
Changes in our software and subscription businesses may negatively affect our operating results
An increasing portion of our revenue is generated through software maintenance and subscription revenue. Our customers have no obligation to renew their agreements for our software maintenance or subscription services after the expiration of their initial contract period, which typically range from one to five years. Our customer acquisition and renewal rates may decline or fluctuate as a result of a number of factors, including overall economic conditions, the health of their businesses, competitive offerings and customer dissatisfaction with our services. If customers do not renew their contracts for our products, our maintenance and subscription revenue will decline and our financial results will suffer. Any reduction in the number of licenses that we sell, even if our customer acquisition rates do not change, will have a negative impact on our future maintenance revenue growth. Since its introduction, our software as a service delivery model has also contributed to subscription revenue. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.
We continually re-evaluate our software licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions and other factors, could impact the timing of the recognition of revenue for our products, related enhancements and services and could adversely affect our operating results and financial condition. We may implement different licensing models which require the Company to recognize licensing fees over a longer period. Over the last few years, we have increasingly offered additional products in a software as a service (SAAS) model. SAAS revenues are recognized ratably over the subscription period. Any significant increase in the percentage of our business generated from such a subscription model, could increase the amount of revenue to be recognized over time as opposed to upfront, which would delay revenue recognition and have a negative impact on our operating results in any quarterly period. Due to these complexities associated with revenue recognition, we may not be able to accurately forecast our non-deferred and deferred revenues, which could cause us to miss our earnings estimates or revenue projections and negatively impact our stock price.
We face substantial competition in our markets which could decrease our revenue and growth rates or impair our operating results and financial condition
Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality and performance of our products, the effectiveness of our distribution channel and direct sales force, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GNSS, software, optical and laser suppliers and competition may intensify from various larger U.S. and non-U.S. competitors and new market entrants, particularly from emerging markets such as China. Our products, which commonly use GNSS for basic location information, may be subject to competition from alternative location technologies such as simultaneous location and mapping technology. As we sell an increasing amount of software and subscription services, we face competition from a group of large well established companies with whom we have not previously competed. Our integrated hardware and software products may be subject to increasing competition from mass market devices such as smartphones and tablets used in conjunction with relatively inexpensive applications, which have not been heavily used for commercial applications in the past. These developments may require us to rapidly adapt to technological and customer preference changes that we have not previously been exposed to, including those related to cloud computing, mobile devices and new computing platforms. Such competition has in the past resulted and in the future may result in price reductions, reduced margins or loss of market share, any of which could decrease our revenue and growth rates or impair our operating results and financial condition. We believe that our ability to compete successfully in the future against existing and additional competitors will depend largely on our ability to execute our strategy to provide products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales, and other resources than we do.
We are dependent on new products and services and if we are unable to successfully introduce them into the market, or to effectively compete with new, disruptive product alternatives, our customer base may decline or fail to grow as anticipated
Our future revenue stream depends to a large degree on our ability to bring new products and services to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new products and services, enhance existing products and achieve market acceptance of such products and services. We may incur problems in the future in innovating and introducing new products and services. Our development stage products may not be successfully completed or, if developed, may not achieve significant customer acceptance. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. If we are unable to introduce new products and services, if other companies develop competing technology products and services, or if we do not develop compelling new products and services, our number of customers may not grow as anticipated, or may decline, which could harm our operating results. Many of our offerings are increasingly focused on software and subscription services. The software industry is characterized by rapidly changing customer preferences which require us to address multiple delivery platforms, new mobile devices and cloud computing. Life cycles of software products can be short and this can exacerbate the risks associated with developing new products. The introduction of third-party solutions embodying new, disruptive technologies and the emergence of new industry standards could make our existing and future software solutions and other products obsolete or non-competitive. If we are not able to develop software and other solutions that address the increasingly sophisticated needs of our customers, or if we are unable to adapt to new technologies or new industry standards that impact our markets, our ability to retain or increase market share and revenues could be materially adversely affected.
Some of our products rely on third party technologies including open source software, so if integration or incompatibility issues arise with these technologies or these technologies become unavailable, our product and services development may be delayed, our reputation could be harmed and our business could be adversely affected
We license software, technologies and intellectual property underlying some of our software from third parties. The third party licenses we rely upon may not continue to be available to us on commercially reasonable terms, or at all, and the software and technologies may not be appropriately supported, maintained or enhanced by the licensors, resulting in development delays. Some software licenses are subject to annual renewals at the discretion of the licensors. In many cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement immediately. The loss of licenses to, or inability to support, maintain and enhance, any such third party software or technology could result in increased costs, or delays in software releases or updates, until such issues have been resolved. This could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.
We also incorporate open source software into our products. Although we monitor our use of open source, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to market or sell our products or to develop new products. In such event, we could be required to seek licenses from third-parties in order to continue offering our products, to disclose and offer royalty-free licenses in connection with our own source code, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business.
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
The value of our products relies substantially on our technical innovation in fields in which there are many current patent filings. Third-parties may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, individuals and groups may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these claims has increased in recent periods and may continue to increase in the future. As new patents are issued or are brought to our attention by the holders of such patents, it may be necessary for us to withdraw products from the market, secure a license from such patent holders, or redesign our products. In addition, the legal costs and engineering time required to safeguard intellectual property or to defend against litigation could become a significant expense of operations. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which harm our results of operations and financial condition.
Our global operations expose us to risks and challenges associated with conducting business internationally, and our results of operations may be adversely affected by our efforts to comply with U.S. laws which apply to international operations, such as the Foreign Corrupt Practices Act (FCPA) and US export control laws, as well as the laws of other countries
We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australasia and North America. We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.
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
In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	difficulties and costs of staffing and managing foreign operations;

•	differing local customer product preferences and requirements than our U.S. markets;

•	difficulties protecting or procuring intellectual property rights;

•	fluctuations in foreign currency exchange rates; and

•	export duties, tariffs or trade restrictions.

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
We are dependent on the availability and unimpaired use of allocated bands within the radio frequency spectrum and our products may be subject to harmful interference from new or modified spectrum uses
Our GNSS technology is dependent on the use of satellite signals and on terrestrial communication bands. International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference. Each country also has regulatory authority over how each band is used in the country. In the United States, the Federal Communications Commission (FCC) and the National Telecommunications and Information Administration share responsibility for radio frequency allocations and spectrum usage regulations.
Any ITU or local reallocation of radio frequency bands, including frequency band segmentation and sharing of spectrum, or other modifications of the permitted uses of relevant frequency bands, may materially and adversely affect the utility and reliability of our products and have significant negative impacts on our customers, both of which could reduce demand for our products. For example, the FCC has been considering proposals to repurpose spectrum adjacent to the GPS bands for terrestrial broadband wireless operations throughout the United States. If the FCC were to permit implementation of such proposals, or similar proposals, terrestrial broadband wireless operations could create harmful interference to GPS receivers within range of such operations and impose costs to retrofit or replace affected receivers. Similarly, other countries have considered proposals for use of frequencies used by our products as well as adjacent bands that could cause harmful interference to our products.
Many of our products use other radio frequency bands, such as the public land mobile radio bands, together with the GNSS signal, to provide enhanced GNSS capabilities, such as real-time kinematics precision. The continuing availability of these non-GNSS radio frequencies is essential to provide enhanced GNSS products to our precision survey, agriculture, and construction machine controls markets. In addition, transmissions and emissions from other services and equipment operating in adjacent frequency bands or in-band may impair the utility and reliability of our products. Any regulatory changes in spectrum allocation or in allowable operating conditions could have a material adverse effect on our business, results of operations, and financial condition.
Many of our products rely on GNSS technology, GPS and other satellite systems, which may become degraded or inoperable and result in lost revenue
GNSS technology, GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible intentional disruption. Many of the GPS satellites currently in orbit were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of 30 operational satellites in orbit, five have been in operation for more than 15 years, and over half have been in use for more than 7.5 years. Repair of damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites below the 24-satellite standard established for GPS may impair the utility of the GPS system and the growth of current and additional market opportunities. In addition, software updates to GPS satellites and ground control segments can cause problems, and we depend on public access to open technical specifications in advance of such updates to mitigate these problems.

As the principal GNSS currently in operation, we are dependent on continued operation of GPS. The GPS constellation is operated by the U. S. Government, which is committed to maintenance and improvement of GPS. If supporting policies were to change, or if user fees were imposed, it could have a material adverse effect on our business, results of operations, and financial condition.
Many of our products also use signals from systems that augment GPS, such as the Wide Area Augmentation System and National Differential GPS System, and satellites transmitting signal corrections data on mobile satellite services frequencies utilized by our RTX corrections services. Some of these augmentation systems are operated by the U.S. government and rely on continued funding and maintenance of these systems. Any curtailment of the operating capability of these systems or limitations on access to, or use of the signals, or discontinuance of service could result in degradation of our services or product performance, with an adverse effect on our business.
Many of our products use satellite signals from the Russian GLONASS System. Other countries, including China and India, are in the process of creating their own GNSS systems, and we either have developed or will develop products which use GNSS signals from these systems. The European community is developing an independent radio navigation satellite system, known as Galileo. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. If we are unable to develop timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, this could result in lost revenue. These authorities may also adopt protectionist measures favoring national companies who make use of their GNSS systems, to the detriment of Trimble products using the US GPS system, which would harm our business.
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
We have claims and lawsuits against us that may result in adverse outcomes
We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and the outcomes can be difficult to predict. Management may not adequately reserve for a contingent liability, or may suffer unforeseen liabilities, which could then impact the results of a financial period. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable which, if not expected, could harm our results of operations and financial condition.
Our reported financial results may be adversely affected by changes in accounting principles applicable to us
Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. ASU 2014-09 is effective for fiscal 2017, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. We are also evaluating the impact of the adoption of ASU No. 2014-09 on our consolidated financial statements and have not determined whether the effect will be material. Adoption of this standard, along with any other changes in accounting principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in the implementation of new or changed accounting standards could cause us to fail to meet our financial reporting obligations. Changes in applicable accounting standards could have a significant effect on our reported financial results. If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
Our debt could adversely affect our cash flow and prevent us from fulfilling our financial obligations
On November 24, 2014, we issued Senior Notes (Notes) due December 1, 2024 in an aggregate principal amount of $400.0 million. The Notes accrue interest at a rate of 4.75% per annum, payable semiannually in arrears on December 1 and June 1 of each year, beginning on June 1, 2015. When the Notes mature, we will have to expend significant resources to repay these Notes or seek to refinance them. If we decide to refinance the Notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the Notes at all, both of which may adversely affect our financial condition.
On November 24, 2014, we entered into a new five-year credit agreement with a group of lenders (the 2014 Credit Facility). The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion and a letter of credit sub-facility of up to $50.0 million. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and term loan facilities may be established in an amount of up to $500.0 million. Upon entering into the 2014 Credit Facility, we borrowed $307.0 million under this revolving loan facility. We also have two $75 million revolving credit facilities which are uncommitted and may be called by the lenders with very little notice (the Uncommitted Facilities). At the end of fiscal 2014, our total debt was comprised primarily of Notes of $400.0 million, a revolving loan balance of $277.0 million under the 2014 Credit Facility and a revolving credit line balance of $57.0 million under the Uncommitted Facilities. Our outstanding indebtedness could have important consequences, such as:

•
requiring us to dedicate a portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, general corporate purposes, and other cash requirements, particularly if the ratings assigned to our debt securities by rating organizations were revised downward,

•	increasing our vulnerability to adverse economic and industry conditions as compared to our competitors,

•	reducing our ability to make investments and acquisitions which support the growth of the company,

•	limiting our flexibility in planning for, or reacting to, changes and opportunities in, our industry, which may place us at a competitive disadvantage, and

•	limiting our ability to incur additional debt on acceptable terms, if at all.
There are various financial covenants and other restrictions in our debt instruments. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity, and we may not be able to repay the indebtedness that becomes due. A default under our debt instruments may also significantly affect our ability to obtain additional or alternative financing.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.
Changes in our effective tax rate may reduce our net income in future periods
As a global company, we are subject to income and other taxes in the United States and numerous foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Our effective tax rate is largely based on the geographic mix of earnings, statutory rates, inter-company transfer pricing, and enacted tax laws. A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed,

•	the resolution of issues arising from tax audits with US and foreign tax authorities,

•	changes in the intercompany transfer pricing methodology

•	changes in the valuation of our deferred tax assets and liabilities,

•	increases in expense not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions,

•	changes in the realizability of available tax credits,

•	changes in share-based compensation,

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles, and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.
We are currently in various stages of multiple year examinations by federal, state, and foreign taxing authorities, including a review of our 2010 and 2011 tax years by the U.S. Internal Revenue Service, or IRS. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. If the IRS or the taxing authorities of any other jurisdiction were to successfully challenge a material tax position, we could become subject to higher taxes and our earnings would be adversely affected.

Our business is subject to disruptions and uncertainties caused by war, terrorism, or civil unrest
Acts of war, acts of terrorism or other circumstances of civil unrest, especially any directed at the GNSS signals or systems, could have a material adverse impact on our business, operating results, and financial condition. The threat of terrorism and war and heightened security and military response to this threat, or any future acts of terrorism, may invoke a redeployment of the satellites used in GNSS or interruptions of the system. Civil unrest, local conflict, or other political instability may adversely impact regional economies, cause work stoppages and limitations on foreign business transactions. In 2014, political instability and conflict in Ukraine led to reduced sales in the regions and restrictions on sales to parts of this region. To the extent that such interruptions result in delays or cancellations of orders, disruption of the manufacture or shipment of our products, or reduced demand for our products it could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to the SEC's new rules regarding the use and disclosure of conflict minerals, which we expect will increase our operating and compliance costs and could potentially harm our reputation, causing a decline in our stock price
The SEC adopted its final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning conflict minerals during August 2012. The goal of the rule is to cut direct and indirect funding of groups engaged in armed conflict and human rights abuses. We are committed to compliance with the SEC's Conflict Minerals Rule and support its intended objective. This new rule requires us to: (1) determine whether conflict minerals (tin, tantalum, tungsten, gold or similar derivatives) are used in our products and, if so, determine if the minerals originated from the Democratic Republic of Congo (DRC) or its immediately adjoining countries; and (2), if so, conduct due diligence regarding the source and chain of custody of these conflict minerals to determine whether the conflict minerals financed or benefitted armed groups. The rule required us to submit forms and reports to the SEC by May 31, 2014 and annually thereafter that disclose our determinations and due diligence measures.
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

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
The following table sets forth the significant real property that we own or lease as of January 2, 2015:

Location	Segment(s) served	Size in Sq. Feet
Sunnyvale, California	All	160,000
Huber Heights (Dayton), Ohio	Engineering & Construction	310,000
	Field Solutions
Westminster, Colorado	Engineering & Construction Field Solutions	125,000
Corvallis, Oregon	Engineering & Construction	40,000
Richmond Hill, Canada	Advanced Devices	50,200
Danderyd, Sweden	Engineering & Construction	93,900
Christchurch, New Zealand	Engineering & Construction Mobile Solutions Field Solutions	60,000
Milpitas, California	Mobile Solutions	53,000
Espoo, Finland	Engineering & Construction Field Solutions	65,678
Minnetonka, Minnesota	Mobile Solutions	50,731
Mayfield Heights, Ohio	Mobile Solutions	57,000
Chennai, India	Engineering & Construction Mobile Solutions	67,288
In addition, we lease a number of smaller offices around the world primarily for sales, manufacturing and other functions. For financial information regarding obligations under leases, see Note 9 of the Notes to the Consolidated Financial Statements.

We believe that our facilities are adequate to support current and near term operations.

Item 3.	Legal Proceedings
On August 9, 2013, Harbinger Capital Partners, LLC and additional plaintiffs (“Harbinger Plaintiffs”) filed a lawsuit against Deere & Co., Garmin International, Inc., the Company and two other defendants in the U.S. District Court in Manhattan in connection with the Harbinger Plaintiffs’ investment in LightSquared.  The Harbinger Plaintiffs alleged, among other things, fraud and negligent misrepresentation, claiming that the defendants were aware of material facts that caused the Federal Communications Commission to take adverse action against LightSquared and affirmatively misrepresented and failed to disclose those facts prior to the Harbinger Plaintiffs’ investment in LightSquared.  The Harbinger Plaintiffs sought $1.9 billion in damages from the defendants.  On November 1, 2013, debtor LightSquared, Inc. and two related parties (“LightSquared Plaintiffs”) filed suit against the same defendants in the U.S. Bankruptcy Court in Manhattan.   The LightSquared Plaintiffs asserted claims similar to those made by the Harbinger Plaintiffs, as well as additional claims, including breach of contract and tortious interference, and alleged that LightSquared invested billions of dollars in reliance on the promises and representations of defendants.  On January 31, 2014, the U.S. District Court granted defendants’ motion to withdraw the LightSquared action from the U.S. Bankruptcy Court to the U.S. District Court. On February 5, 2015, the U.S. District Court dismissed all claims brought by the Harbinger Plaintiffs and the majority of those brought by the LightSquared Plaintiffs, including those for breach of contract, promissory estoppel, quantum merit, and tortious interference, but allowed the LightSquared Plaintiffs' claims of negligent representation and constructive fraud to proceed to discovery.  On February 11, 2015, the Harbinger Plaintiffs filed a notice of appeal of the District Court’s dismissal of their claims. Although an unfavorable outcome of these litigation matters may have a material adverse effect on our operating results, liquidity, or financial position, we believe the claims in these lawsuits are without merit and intend to vigorously contest these lawsuits.
On September 2, 2011, Recreational Data Services, Inc. filed an action against us alleging misrepresentation and breach of contract arising from an unsuccessful business venture of the plaintiff, Recreational Data Services, Inc. We believed this suit lacked any basis in law or fact and attempted to have the case dismissed on legal grounds prior to trial. These efforts were not successful and the case was tried in front of a jury in Alaska beginning on September 9, 2014. On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million. On January 29, 2015, the court granted our Motion for Judgment Notwithstanding the Verdict, effectively vacating the jury’s verdict and ordering that plaintiff take nothing on its claims.  We have submitted a proposed judgment to reflect this order, and expect that the court will sign and enter that judgment.  In light of this order and anticipated judgment, we have reversed the expense and liability previously accrued as a current liability under General and Administrative expense in our third quarter of fiscal 2014 following the jury verdict. Once judgment in our favor is entered, the plaintiff has the right to appeal the judgment.
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

	2014		2013
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
First quarter	$39.96	$30.78	$32.03	$28.37
Second quarter	39.66	34.23	30.19	24.66
Third quarter	34.20	29.40	30.01	24.90
Fourth quarter	30.93	26.51	35.01	27.97
Stock Repurchase Program
In August 2014, our Board of Directors approved a stock repurchase program (“2014 Stock Repurchase Program”), authorizing us to repurchase up to $300.0 million of Trimble’s common stock, replacing a stock repurchase program which has been in place since 2011. During fiscal 2014, under the provisions of both the 2014 and 2011 Stock Repurchase Programs, we repurchased approximately 3,235,000 shares of common stock in open market purchases, at an average price of $30.22 per share, for a total of $97.8 million. No shares of common stock were repurchased during fiscal 2013 and 2012. The purchase price was reflected as a decrease to common stock based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result, retained earnings was reduced by $83.0 million in fiscal 2014. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired. As the end of fiscal 2014, the 2014 Stock Repurchase Program had remaining authorized funds of $250.0 million. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.
The following table provides information relating to our common stock repurchase activity during the fourth quarter of 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program
October 4, 2014 - November 7, 2014	1,152,007	$28.45	1,152,007	$250,000,013
November 8, 2014 - December 5, 2014	—	—	—	250,000,013
December 6, 2014 - January 2, 2015	—	—	—	250,000,013
	1,152,007	$28.45	1,152,007

As of February 20, 2015, there were approximately 716 holders of record of our common stock.
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

Fiscal Years	2014	2013	2012	2011	2010
(Dollar in thousands, except per share data)
Revenue	$2,395,546	$2,288,124	$2,040,113	$1,644,065	$1,293,937
Gross margin	$1,290,844	$1,203,822	$1,046,177	$829,581	$645,501
Gross margin percentage	53.9%	52.6%	51.3%	50.5%	49.9%
Net income attributable to Trimble Navigation Ltd.	$214,118	$218,855	$191,060	$150,755	$103,660
Net income	$213,888	$218,166	$189,716	$148,909	$103,613
Earnings per share
—Basic	$0.82	$0.85	$0.76	$0.61	$0.43
—Diluted	$0.81	$0.84	$0.74	$0.60	$0.42
Shares used in calculating basic earnings per share	260,103	256,648	251,132	245,450	240,704
Shares used in calculating diluted earnings per share	264,456	261,206	256,774	252,266	247,596

At the End of Fiscal Year	2014	2013	2012	2011	2010
(Dollar in thousands)
Total assets	$3,874,348	$3,700,840	$3,469,104	$2,652,475	$1,866,892
Non-current portion of long-term debt and other non-current liabilities	$769,817	$733,038	$931,388	$543,543	$194,003

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
EXECUTIVE LEVEL OVERVIEW
Trimble Navigation Limited is a leading provider of technology solutions that optimize the work processes of office and mobile field professionals around the world. Our comprehensive process solutions are used across a range of industries including agriculture, architecture, civil engineering, construction, environmental management, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, enterprise firms with large-scale fleets, energy, mining and utility companies, and state, federal and municipal governments.
Trimble focuses on integrating its broad technological and application capabilities to create vertically-focused, system-level solutions that transform how work is done within the industries we serve. The integration of sensors, software, connectivity, and information in our portfolio gives us the unique ability to provide an information model specific to the customer’s workflow. For example, in construction our strategy is centered on the concept of a “constructible model,” which will provide a real-time, connected, and cohesive information environment for the design, build, and operational phases of a project. In agriculture, we continue to develop “Connected Farm” solutions to optimize operations across the agriculture workflow. In transportation and logistics, we provide transportation companies with tools to enhance fuel efficiency, safety, and transparency across the enterprise.
Our growth strategy is centered on multiple elements:

•
Focus on attractive markets with significant growth and profitability potential - We focus on large markets historically underserved by technology that offer significant potential for long-term revenue growth, profitability and market leadership. Our core industries such as construction, agriculture, and transportation markets are each multi-trillion dollar global industries which operate in increasingly demanding environments with technology adoption in the early phases relative to other industries. With the emergence of mobile computing capabilities, the increasing technological know-how of end users and the compelling return on investment to our customers, we believe many of our markets are ripe for substituting Trimble’s technology and solutions in place of traditional operating methods.

•
Domain knowledge and technological innovation that benefit a diverse customer base We have over time redefined our technological capabilities from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D, capex and acquisitions. We have been spending approximately 13% of revenue historically on R&D and currently hold over 1,000 unique patents. We intend to continue to leverage our divisional structure to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the verticals we serve. We look for opportunities where the need for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

•
Increasing focus on software and services - Software and services are increasingly important elements of our solutions and are core to our growth strategy. Trimble has an open application programming interface (API) philosophy and open vendor environment which leads to increased adoption of our software offerings. Professional services constitute an additional growth channel that helps our customers integrate and optimize the use of our offerings in their environment. The increased recurring revenue from these solutions will provide us with enhanced business visibility over time.

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 35 countries and third party representation in over 100 countries. In 2014, 52% of our sales occurred in countries outside of the U.S.

•
Optimized distribution channels to best access our markets - We utilize vertically-focused distribution channels that leverage domain expertise to best serve the needs of individual markets domestically and abroad. These channels include independent dealers, joint ventures, original equipment manufacturers (OEM) sales, and distribution alliances with key partners, such as CNH Global, Caterpillar, and Nikon, as well as direct sales to end-users, that provide us with broad market reach and localization capabilities to effectively serve our markets.

•
Strategic acquisitions - Organic growth continues to be our primary focus, while acquisitions serve to enhance our market position. We acquire businesses that bring technology, products, or distribution capabilities that augment our portfolio and allow us to penetrate existing markets more effectively, or to establish a market beachhead. Our level of success in targeting and effectively integrating acquisitions is an important aspect of our growth strategy.

Trimble’s focus on these growth drivers has led to growth in revenue and profitability as well as an increasingly diversified business model. Software and services growth is driving increased recurring revenue, leading to improved visibility in our business. As our solutions have expanded, our go to market model has also evolved, with a balanced mix between direct, distribution and OEM customers, and an increasing number of enterprise level customer relationships. Finally, profitability has improved over time, in large part through expansion of gross margins, as software and services have grown both organically and through acquisitions.
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
Revenue Recognition
We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.
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
For services performed on a fixed-fee basis, revenue is recognized using the proportional performance method, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, we use the completed-contract method of accounting.  A contract is considered complete when all significant costs have been incurred or when acceptance from the customer has been received.

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
In evaluating the revenue recognition for our hardware or subscription agreements which contain multiple deliverables, we determined that in certain instances we were not able to establish VSOE for some or all deliverables in an arrangement as we infrequently sold each element on a standalone basis, did not price products within a narrow range, or had a limited sales history. When VSOE cannot be established, we attempt to establish the selling price of each element based on relevant third-party evidence (TPE). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to establish the selling price of an element based on TPE.
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
Allowance for Doubtful Accounts
Our accounts receivable balance, net of allowance for doubtful accounts and sales returns reserve, was $362.0 million at the end of fiscal 2014, as compared with $337.9 million at the end of fiscal 2013. The allowance for doubtful accounts was $7.8 million and $6.3 million at the end of fiscal 2014 and 2013, respectively. We evaluate ongoing collectibility of our trade accounts receivable based on a number of factors such as age of the accounts receivable balances, credit quality, historical experience, and current economic conditions that may affect a customer’s ability to pay. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.
Inventory Valuation
Our inventories, net balance was $278.1 million at the end of fiscal 2014 as compared with $254.3 million at the end of fiscal 2013. Our inventory allowances at the end of fiscal 2014 were $41.1 million, as compared with $40.6 million at the end of fiscal 2013. Our inventories are stated at the lower of cost or market. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balances. Factors influencing these adjustments include declines in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues.
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
Business Combinations
We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill.
When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Goodwill and Purchased Intangible Assets
Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination, are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks, and in-process research and development.  The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one to twelve years with a weighted average useful life of 6.3 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The annual goodwill impairment testing is performed in the fourth fiscal quarter of each year based on the values on the first day of that quarter. Goodwill was reviewed for impairment utilizing a quantitative two-step process.  In the first step of this test, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. When we perform a quantitative assessment of goodwill impairment, the determination of fair value of a reporting unit involves the use of significant estimates and assumptions. The discounted cash flows are based upon, among other things, assumptions about expected future operating performance using risk-adjusted discount rates. Actual future results may differ from those estimates. As of the first day of the fourth quarter of fiscal 2014, for each reporting unit, our estimated fair values exceeded the carrying value by substantial margins on a percentage basis. For certain earlier stage reporting units, due to the smaller magnitude of the carrying value and fair value of each respective reporting unit, the margins by which the fair value exceeded the carrying value on an absolute dollar basis were relatively small.
Depreciation and amortization of the intangible assets and other long-lived assets is provided using the straight-line method over their estimated useful lives, reflecting the pattern of economic benefits associated with these assets. Changes in circumstances such as technological advances, changes to our business model, or changes in the capital strategy could result in the actual useful lives of intangible assets or other long-lived assets differing from initial estimates. In cases where we determine that the useful life of an asset should be revised, the net book value in excess of the estimated residual value will be depreciated over its revised remaining useful life. These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable based on their future cash flows. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and these estimates may differ from actual future cash flows. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value.
Warranty Costs
The liability for product warranties was $20.6 million at the end of fiscal 2014, as compared with $17.8 million at the end of fiscal 2013. We accrue for warranty costs as part of cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on our behalf. Our expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. When products sold include warranty provisions, they are covered by a warranty for periods ranging from 90 days to 5.5 years.
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
Stock-Based Compensation
We recognize compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. The grant date fair value for options is estimated using a binomial valuation model. The fair value of rights to purchase shares under our employee stock purchase plan is estimated using the Black-Scholes option-pricing model. The fair value of restricted stock units is determined based on the closing price of our common stock on the date of grant.
The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and any expected dividends. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term.
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
Stock-based compensation expense recognized in the Consolidated Statement of Income for fiscal 2014, 2013 and 2012 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. The stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
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

Fiscal Years	2014	2013	2012
(Dollars in thousands)
Revenues:
Product	$1,713,564	$1,649,965	$1,566,975
Service	396,062	364,274	262,889
Subscription	285,920	273,885	210,249
Total revenue	$2,395,546	$2,288,124	$2,040,113
Gross margin	1,290,844	1,203,822	1,046,177
Gross margin %	53.9%	52.6%	51.3%
Total consolidated operating income	260,823	251,737	212,568
Operating income as a % of revenue	10.9%	11.0%	10.4%
Basis of Presentation
We have a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2014 was January 2, 2015. Fiscal 2014 and 2012 were both 52-week years. Fiscal 2013 was a 53-week year.
Revenue
In fiscal 2014, total revenue increased by $107.4 million, or 5%, to $2.40 billion from $2.29 billion in fiscal 2013. Of this increase, product revenue increased $63.6 million, or 4%, service revenue increased $31.8 million, or 9%, and subscription revenue increased $12.0 million, or 4%. The product and service increase in fiscal 2014 as compared to fiscal 2013 was driven primarily by growth across Engineering and Construction and Mobile Solutions, which included organic growth, and to a lesser extent, the impact of acquisitions. Product revenue growth was partially offset by a significant decrease in Field Solutions revenue primarily due to softness in Agriculture. Subscription growth was driven by growth in Mobile Solutions, partially offset by our change in accounting for Virtual Site Solutions, our joint venture with Caterpillar, which is now treated as an equity method investment. In the prior year, as a majority owner, we consolidated Virtual Site Solutions results and Virtual Site Solutions revenue was included in Engineering and Construction subscription revenue. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, the increase in fiscal 2014 was primarily due to Engineering and Construction and Mobile Solutions, and to a lesser extent Advanced Devices. Engineering and Construction revenue increased $126.1 million, or 10%, Mobile Solutions increased $21.7 million, or 5%, and Advanced Devices increased $11.5 million, or 9%, partially offset by a decrease in Field Solutions of $51.8 million, or 11%, as compared to fiscal 2013. Revenue growth within Engineering and Construction was driven primarily by organic growth due to building construction, heavy civil, and to a lesser extent, survey products in the U.S. and Europe, with the exception of Russia which was significantly down. To a lesser extent, acquisitions contributed to the growth. Mobile Solutions revenue increased primarily due to organic growth in the transportation and logistics market. Advanced Devices revenue increased due to stronger sales of embedded and timing components. Field Solutions revenue decreased significantly primarily due to softness in agricultural markets. Overall, although foreign currency had a negative impact on revenue in the fourth quarter, the impact on a full year basis was minor. Consistent with the fourth quarter, we expect foreign currency will continue to have a negative impact in 2015, particularly in Engineering and Construction.
In fiscal 2013, total revenue increased by $248.0 million, or 12%, to $2.29 billion from $2.04 billion in fiscal 2012. Of this increase, product revenue increased $83.0 million, or 5%, service revenue increased $101.4 million, or 39%, and subscription revenue increased $63.6 million, or 30%. The product and service revenue increase in fiscal 2013 as compared to fiscal 2012 was driven primarily by growth across Engineering and Construction and Mobile Solutions, which included organic growth as well as the impact of the TMW acquisition. The product revenue growth was slightly offset by a decrease in Fields Solutions revenue primarily due to softness in GIS markets.
On a segment basis, the increase in fiscal 2013 was primarily due to stronger results from the Engineering and Construction, Field Solutions and Mobile Solutions segments. Engineering and Construction revenue increased $132.6 million, or 12%, Mobile Solutions increased $117.0 million, or 34%, and Advanced Devices increased $6.5 million, or 5%, partially offset by a decrease in Field Solutions of $8.1 million, or 2%, as compared to fiscal 2012. Revenue growth within Engineering and Construction was driven primarily by organic growth due to global sales of building construction, and to a lesser extent, heavy civil and survey products in the U.S. and Europe. Mobile Solutions revenue increased primarily due to organic growth in the transportation and logistics market, as well as acquisitions, including TMW, which was acquired in the fourth quarter of fiscal 2012. Advanced Devices revenue increased primarily due to stronger sales of RFID product solutions. Field Solutions revenue decreased slightly due to softness in GIS markets associated with economic uncertainties in the U.S., which was partially offset by increased agricultural sales.
During fiscal 2014, sales to customers in the United States represented 48%, Europe represented 24%, Asia Pacific represented 14%, and other regions represented 14% of our total revenue. During fiscal 2013, sales to customers in the United States represented 49%, Europe represented 23%, Asia Pacific represented 14%, and other regions represented 14% of our total revenue. During fiscal 2012, sales to customers in the United States represented 47%, Europe represented 22%, Asia Pacific represented 16%, and other regions represented 15% of our total revenue. We anticipate that sales to international customers will continue to account for a significant portion of our revenue.
No single customer accounted for 10% or more of our total revenue in fiscal 2014, 2013 and 2012.
Gross Margin
Our gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes, new product start-up costs, and foreign currency translations.
In fiscal 2014, our gross margin increased by $87.0 million as compared to fiscal 2013 primarily due to the increase in total revenue. Gross margin as a percentage of total revenue was 53.9% in fiscal 2014 and 52.6% in fiscal 2013. The increase in the gross margin percentage was due to improved product mix in Engineering and Construction and Mobile Solutions, particularly software, software maintenance and subscription revenue. This was partially offset by higher amortization of purchased intangibles and lower gross margin in Field Solutions due to manufacturing underutilization.
In fiscal 2013, our gross margin increased by $157.6 million as compared to fiscal 2012 primarily due to the increase in total revenue. Gross margin as a percentage of total revenue was 52.6% in fiscal 2013 and 51.3% in fiscal 2012. The increase in the gross margin percentage was due to improved product mix in Engineering and Construction and Mobile Solutions, particularly software, software maintenance and subscription revenue as well as the TMW acquisition, which was partially offset by higher amortization of purchased intangibles.
Operating Income
Operating income decreased by $9.1 million for fiscal 2014 as compared to fiscal 2013. Operating income as a percentage of total revenue for fiscal 2014 was 10.9% as compared to 11.0% for fiscal 2013. The decrease in operating income and operating income percentage was primarily due to the revenue decrease in Field Solutions and the impact of acquisitions in Engineering and Construction in the fourth quarter of the year. The decrease was partially offset by gross margin improvements due to higher margin software, maintenance, and subscription revenue.
Operating income increased by $39.2 million for fiscal 2013 as compared to fiscal 2012. Operating income as a percentage of total revenue for fiscal 2013 was 11.0% as compared to 10.4% for fiscal 2012. The increase in operating income and operating income percentage was primarily driven by higher revenue and product mix due to higher margin software, service and subscription revenue. The increase was partially offset by higher amortization of purchased intangibles due to acquisitions.
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

Fiscal Years	2014	2013	2012
(Dollars in thousands)
Engineering and Construction
Revenue	$1,348,129	$1,222,040	$1,089,424
Segment revenue as a percent of total revenue	56%	53%	53%
Operating income	$268,856	$251,258	$207,174
Operating income as a percent of segment revenue	20%	21%	19%
Field Solutions
Revenue	$422,090	$473,891	$481,962
Segment revenue as a percent of total revenue	18%	21%	24%
Operating income	$134,198	$173,114	$182,134
Operating income as a percent of segment revenue	32%	37%	38%
Mobile Solutions
Revenue	$486,819	$465,138	$348,147
Segment revenue as a percent of total revenue	20%	20%	17%
Operating income	$72,876	$63,961	$32,459
Operating income as a percent of segment revenue	15%	14%	9%
Advanced Devices
Revenue	$138,508	$127,055	$120,580
Segment revenue as a percent of total revenue	6%	6%	6%
Operating income	$42,326	$26,577	$19,166
Operating income as a percent of segment revenue	31%	21%	16%

A reconciliation of our consolidated segment operating income to consolidated income before income taxes follows:

Fiscal Years	2014	2013	2012
(in thousands)
Consolidated segment operating income	$518,256	$514,910	$440,933
Unallocated corporate expense	(85,472)	(86,788)	(82,203)
Acquisition costs	(13,449)	(13,544)	(20,455)
Amortization of purchased intangible assets	(158,512)	(162,841)	(125,707)
Consolidated operating income	260,823	251,737	212,568
Non-operating income, net	5,192	1,127	16,856
Consolidated income before taxes	$266,015	$252,864	$229,424
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up, restructuring costs and litigation reserves.
Engineering and Construction
Engineering and Construction revenue increased by $126.1 million, or 10%, while segment operating income increased by $17.6 million, or 7%, for fiscal 2014 as compared to fiscal 2013. The revenue growth was primarily driven by organic growth in the global sales of building construction and heavy civil, and to a lesser extent, survey products in markets that were relatively stable. The impact of acquisition revenue on the full year was relatively minor. Sales were relatively strong in the U.S., particularly for building construction products and heavy civil products which continued to grow, however European markets demonstrated some slowness in growth. Growth was driven by increased adoption of our products, particularly in the construction industry as technology is playing a broader role in increasing productivity and reducing costs. Survey sales were relatively strong during the year, but slowed in the fourth quarter as oil and gas and the macroeconomic conditions in Russia impacted survey sales. To the extent that these trends continue, our results of operations will be further impacted. Additionally, although foreign currency had a minor impact on the full year, we expect foreign currency will have a negative impact in 2015.

Segment operating income increased primarily due to higher revenue and a more favorable product mix, including higher margin software, service, and subscription revenue. This was partially offset by the impact of increased operating expenses due in part to the impact of acquisitions. Although acquisitions contributed to revenue, they also presented a short term negative impact on revenue and operating income, partly because of deferred revenue accounting effects. We expect these revenue recognition effects to impact the first half of 2015 as well.
Engineering and Construction revenue increased by $132.6 million, or 12%, while segment operating income increased by $44.1 million, or 21%, for fiscal 2013 as compared to fiscal 2012. The revenue growth was primarily driven by organic growth in the global sales of building construction, and to a lesser extent, heavy highway and survey products in markets that were relatively stable. Sales were strong in the U.S., particularly for building construction products, as the residential and commercial construction markets continued to strengthen. To a lesser extent, Europe was also up. Heavy civil, which continued to grow, was challenged by the combined effects of the Australian recession, the lack of European investment and limits on U.S. highway funding. Survey instruments growth was stable. Segment operating income increased primarily due to higher revenue and product mix, including higher margin software, service, and subscription revenue.
Field Solutions
Field Solutions revenue decreased by $51.8 million, or 11%, while segment operating income decreased by $38.9 million, or 22%, for fiscal year 2014 as compared to fiscal 2013. The revenue decrease was primarily due to softness in agriculture markets where the market environment grew significantly more difficult in the last half of the year.
On a macroeconomic level, commodity prices and farmer income are both down. Large cutbacks coming from elements of our distribution and OEM customers contributed to the sales slowdown in North America, and to a lesser extent, South America, and Europe. We believe that the softness in agriculture will continue and our results of operations will be impacted in 2015. The agriculture decrease was partially offset by a slight increase in Geographic Information System (GIS) sales. Segment operating income decreased primarily due to reduced operating leverage in Agriculture.
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
Mobile Solutions
Mobile Solutions revenue increased by $21.7 million, or 5%, while segment operating income increased by $8.9 million, or 14% for fiscal year 2014 as compared to fiscal 2013. The revenue increase was primarily due to continued organic growth in the transportation and logistics market, which focuses on enterprise solutions. This was partially offset by a decline in field services as the focus shifts to more vertical markets. The majority of the sales are in the U.S., however there is continued focus on geographic expansion which contributed to growth for the year. Operating income increased due to increased revenue and product mix, including higher software, maintenance and subscription revenue, as well as product cost reductions.
Mobile Solutions revenue increased by $117.0 million, or 34%, while segment operating income increased by $31.5 million, or 97% for fiscal year 2013 as compared to fiscal 2012. The revenue increase was primarily due to organic growth in the transportation and logistics market, as well as acquisitions not applicable in the prior periods including TMW which was acquired in the fourth quarter of 2012. Operating income increased due primarily to increased revenue and a more favorable product mix, including higher software, maintenance and subscription revenue.
Advanced Devices
Advanced Devices revenue increased by $11.5 million, or 9%, and segment operating income increased by $15.7 million, or 59%, for fiscal 2014 as compared to fiscal 2013. The increase in revenue and operating income was primarily driven by increased sales of timing and embedded component products as well as strong operating control.
Advanced Devices revenue increased by $6.5 million, or 5%, and segment operating income increased by $7.4 million, or 39%, for fiscal 2013 as compared to fiscal 2012. The increase in revenue and operating income was primarily driven by increased sales of timing, inertial/GNSS positioning and orientation systems, and military specific products.

Research and Development, Sales and Marketing, and General and Administrative Expenses
The following table shows research and development (“R&D”), sales and marketing, and general and administrative (“G&A”) expenses in absolute dollars and as a percentage of total revenue for fiscal years 2014, 2013 and 2012 and should be read in conjunction with the narrative descriptions of those operating expenses below.

Fiscal Years	2014	2013	2012
(Dollars in thousands)
Research and development	$317,992	$299,421	$256,458
Percentage of revenue	13%	13%	13%
Sales and marketing	387,569	348,106	313,692
Percentage of revenue	16%	15%	15%
General and administrative	247,120	216,876	195,802
Percentage of revenue	10%	9%	9%
Total	$952,681	$864,403	$765,952
Percentage of revenue	40%	38%	38%
Overall, R&D, sales and marketing, and G&A expenses increased by approximately $88.3 million in fiscal 2014 compared to fiscal 2013. Substantially all of our R&D costs have been expensed as incurred.
Research and development expense increased by $18.6 million in fiscal 2014, as compared to fiscal 2013. Overall research and development spending was at approximately 13% of revenue in both fiscal 2014 and 2013. The increase in R&D expense in fiscal 2014, as compared to fiscal 2013 was primarily due to the inclusion of expense of $11.9 million from acquisitions not applicable in fiscal 2013, a $5.7 million increase in consulting expense and a $2.6 million increase in compensation related expense and a $0.7 million increase in other expense, partially offset by a $2.3 million decrease due to favorable foreign currency exchange rates.
Research and development expense increased by $43.0 million in fiscal 2013, as compared to fiscal 2012. Overall research and development spending was at approximately 13% of revenue in both fiscal 2013 and 2012. The increase in R&D expense in fiscal 2013, as compared to fiscal 2012 was primarily due to the inclusion of expense of $31.6 million from acquisitions not applicable in fiscal 2012, a $9.7 million increase in compensation related expense associated with headcount increases for product development, and a $1.6 million increase due to unfavorable foreign currency exchange rates.
We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense increased by $39.5 million in fiscal 2014 as compared to fiscal 2013. Spending overall was at approximately 16% of revenue in fiscal 2014 compared to 15% in fiscal 2013. The increase in sales and marketing expense in fiscal 2014, as compared to fiscal 2013 was primarily due to the inclusion of expense of $13.2 million from acquisitions not applicable in the prior period, an $16.0 million increase in compensation related expense associated with increased headcount and commission costs, a $9.7 million increase in travel/marketing cost primarily due to global dealer meetings and trade shows, including our biennial Dimensions customer conference and a $2.4 million increase in other expense. This was partially offset by a $1.8 million decrease due to favorable foreign currency exchange rates.
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
General and administrative expense increased by $30.2 million in fiscal 2014 compared to fiscal 2013. Spending overall was at approximately 10% of revenue in fiscal 2014 compared to 9% in fiscal 2013. The increase in general and administrative expense in fiscal 2014, as compared to fiscal 2013 was primarily due to the inclusion of expense of $13.2 million from acquisitions not applicable in the prior year, an $8.2 million increase in compensation related expense which includes a $4.2 million increase in stock compensation costs, a $5.8 million increase in IT/facility related expense, and a $4.2 million increase in telecommunication expense, partially offset by a $1.2 million decrease in other expense.
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
Other Operating Expenses
Amortization of Purchased and Other Intangible Assets

Fiscal Years	2014	2013	2012
(in thousands)
Cost of sales	$82,913	$81,119	$60,277
Operating expenses	75,599	81,722	65,430
Total	$158,512	$162,841	$125,707
Total amortization expense of purchased and other intangible assets was $158.5 million in fiscal 2014, of which $82.9 million was recorded in Cost of sales and $75.6 million was recorded in Operating expenses. Total amortization expense of purchased and other intangibles represented 6.6% of revenue in fiscal 2014, a decrease of $4.3 million from fiscal 2013 when it represented 7.1% of revenue. The decrease was primarily due to the expiration of amortization for prior acquisitions, partially offset by acquisitions not included in fiscal 2013.
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
Non-operating Income, Net
The following table shows non-operating income, net for the periods indicated and should be read in conjunction with the narrative descriptions below:

Fiscal Years	2014	2013	2012
(in thousands)
Interest expense, net	$(18,681)	$(17,582)	$(16,357)
Foreign currency transaction loss, net	(5,084)	(954)	(2,526)
Income from equity method investments, net	12,368	20,680	24,727
Other income (loss), net	16,589	(1,017)	11,012
Total non-operating income, net	$5,192	$1,127	$16,856
Total non-operating income, net increased by $4.1 million during fiscal 2014 compared with fiscal 2013. The increase was primarily due to a gain on a partial equity sale of Virtual Site Solutions (included in Other income (loss), net), partially offset by lower profitability from joint ventures, and the impact of foreign currency transaction fluctuations.
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
Income Tax Provision
Our effective income tax rates for fiscal 2014, 2013 and 2012 were 20%, 14% and 17%, respectively.  The fiscal 2014 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and, to a lesser extent, the inclusion of the current year U.S. federal R&D credit, partially offset by the effect of a gain on a partial equity sale of VSS. The fiscal 2013 rate was less than the U.S. federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income and, to a lesser extent, the inclusion of the current year U.S. federal R&D credit, the favorable benefit of the retroactive reinstatement of the 2012 R&D credit and the benefit of the tax rate reduction in Finland. The fiscal 2012 rate was less than the federal statutory rate of 35% primarily due to the geographical mix of our pre-tax income.

OFF-BALANCE SHEET ARRANGEMENTS
Other than operating lease, inventory purchase and other commitments incurred in the normal course of business (see Contractual Obligations table below), we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. Additionally, we do not have any interest in, or relationship with, any special purpose entities.
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
It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not been material and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets at the end of fiscal 2014 and 2013.
LIQUIDITY AND CAPITAL RESOURCES

At the End of Fiscal Year	2014	2013	2012
(Dollars in thousands)
Cash and cash equivalents	$148,000	$147,227	$157,771
As a percentage of total assets	3.8%	4.0%	4.5%
Total debt	$738,446	$758,458	$911,158
Fiscal Years	2014	2013	2012
(Dollars in thousands)
Cash provided by operating activities	$407,083	$414,635	$340,700
Cash used in investing activities	$(344,046)	$(324,764)	$(764,286)
Cash provided by (used in) financing activities	$(51,524)	$(98,419)	$426,407
Effect of exchange rate changes on cash and cash equivalents	$(10,740)	$(1,996)	$329
Net increase (decrease) in cash and cash equivalents	$773	$(10,544)	$3,150
Cash and Cash Equivalents
At the end of fiscal 2014, cash and cash equivalents totaled $148.0 million compared to $147.2 million at the end of fiscal 2013. We had debt of $738.4 million at the end of fiscal 2014 compared to $758.5 million at the end of fiscal 2013.
We believe that our cash and cash equivalents, together with borrowings under our 2014 Credit Facility as described below under the heading “Debt”, will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, and stock purchases under the stock repurchase program for at least the next twelve months.

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
Operating Activities
Cash provided by operating activities was $407.1 million for fiscal 2014, as compared to $414.6 million for fiscal 2013. The decrease of $7.6 million was due to an increase in inventory, and to a lesser extent, a decrease in net income before non-cash depreciation and amortization primarily due to decreased operating income in Field Solutions. This was partially offset by an increase in deferred revenue.
Cash provided by operating activities was $414.6 million for fiscal 2013, as compared to $340.7 million for fiscal 2012. The increase of $73.9 million was due to an increase in net income before non-cash depreciation and amortization, primarily attributable to Engineering and Construction and Mobile Solutions segments’ increased operating income, and to a lesser extent, an increase in deferred revenue and a decrease in accounts receivable attributable to lower DSO. This was partially offset by a decrease in accounts payable due to the timing of payments.
Investing Activities
Cash used in investing activities was $344.0 million for fiscal 2014, as compared to $324.8 million for fiscal 2013. The increase is primarily due to cash used for business and intangible asset acquisitions. Fiscal 2014 acquisitions included Manhattan Software, Amtech and other acquisitions. Fiscal 2013 acquisitions included ALK, Trade Services and other acquisitions.
Cash used in investing activities was $324.8 million for fiscal 2013, as compared to $764.3 million for fiscal 2012, primarily due to cash used for business and intangible asset acquisitions. Fiscal 2013 acquisitions included ALK, Trade Services and other acquisitions. Fiscal 2012 acquisitions included TMW, SketchUp and other acquisitions.
Financing Activities
Cash used by financing activities was $51.5 million for fiscal 2014, as compared to cash used of $98.4 million during fiscal 2013. The decrease of $46.9 million was primarily due to a decrease in debt proceeds, net of repayments, slightly offset by an increase in proceeds received from the issuance of common stock related to stock option exercises and stock repurchase.
Cash used by financing activities was $98.4 million for fiscal 2013, as compared to cash provided of $426.4 million during fiscal 2012. The decrease of $524.8 million was primarily due to a decrease in debt proceeds, net of repayments, slightly offset by an increase in proceeds received from the issuance of common stock related to stock option exercises.
Accounts Receivable and Inventory Metrics

At the End of Fiscal Year	2014	2013
Accounts receivable days sales outstanding	58	55
Inventory turns per year	3.9	4.1
Accounts receivable days sales outstanding were up at 58 days at the end of fiscal 2014, as compared to 55 days at the end of fiscal 2013, primarily due to the impact of acquisitions during the year. Our accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times a quarterly average of 91 days. Due to fiscal 2013 being a 53-week year, our accounts receivable days sales outstanding for fiscal 2013 is calculated based on ending accounts receivable, net, divided by revenue for the fourth fiscal quarter, times 98 days for the fourth quarter of fiscal 2013. Our inventory turns were 3.9 at the end of fiscal 2014, as compared to 4.1 at the end of fiscal 2013. Our inventory turnover is based on the total cost of sales for the fiscal period over the average inventory for the corresponding fiscal period.
Debt

Notes
On October 30, 2014, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the issuance of senior debt securities. On November 24, 2014, we issued $400.0 million of Senior Notes (“Notes”) under the shelf registration statement. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears on December 1 and June 1 of each year, beginning on June 1, 2015. The Notes are classified as long-term in the Consolidated Balance Sheet.
Prior to September 1, 2024, we may redeem the Notes at our option at any time, in whole or in part, at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of interest and principal, calculated on a semiannual basis using a discount rate equal to the U.S. Treasury rate plus 40 basis points. After September 1, 2024, we may redeem the Notes at our option at any time, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon. In addition, in the event of a change of control, as defined in the prospectus filed with the SEC, each holder of the Notes will have the right to require us to purchase for cash all or a portion of such holder’s Notes at a purchase price equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest.
In connection with the closing of the Notes offering, we entered into an Indenture with U.S. Bank National Association, as trustee. The Indenture contains covenants limiting our ability to create certain liens, enter into sale and lease-back transactions, and consolidate or merge with or into, or convey, transfer or lease all or substantially all of our properties and assets to, another person, each subject to certain exceptions. The Notes contain no financial covenants. We were in compliance with these covenants at the end of fiscal 2014.

2014 Credit Facility
On November 24, 2014, we entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”), which replaced our previous 2012 Credit Facility. The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion and a letter of credit sub-facility of up to $50.0 million. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outsanding balance of $277.0 million is classified as long-term in the Consolidated Balance Sheet.

The funds available under the 2014 Credit Facility may be used for working capital and general corporate purposes, the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2014 Credit Facility, we may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the $1.0 billion revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.10% to 0.30% per annum depending on either our credit rating at such time or our leverage ratio as of the most recently ended fiscal quarter, whichever results in more favorable pricing to us.

We may borrow funds under the 2014 Credit Facility in U.S. Dollars, Euros or in certain other agreed currencies, and borrowings will bear interest, at our option, at either: (i) a floating per annum base rate determined by reference to the highest of: (a) the administrative agent’s prime rate; (b) 0.50% per annum above the federal funds effective rate; and (c) reserve-adjusted LIBOR for an interest period of one month plus 1.00%, plus a margin of between 0.00% and 0.75%, or (ii) a reserve-adjusted fixed per annum rate based on LIBOR or EURIBOR, depending on the currency borrowed, plus a margin of between 1.00% and 1.75%. The applicable margin in each case is determined based on either Trimble’s credit rating at such time or Trimble’s leverage ratio as of its most recently ended fiscal quarter, whichever results in more favorable pricing to us. Interest is payable on the last day of each fiscal quarter with respect to borrowings bearing interest at the base rate, or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at LIBOR or EURIBOR rate.

The 2014 Credit Facility contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to create liens and enter into sale and leaseback transactions, and that restrict our subsidiaries’ ability to incur indebtedness. Further, the 2014 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. We must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, we may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. We were in compliance with these covenants at the end of fiscal 2014.
The 2014 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate in the case of an event of default arising from the nonpayment of principal and the lenders may accelerate our obligations under the 2014 Credit Facility, except that acceleration will be automatic in the case of bankruptcy and insolvency events of default.
The interest rate on the non-current debt outstanding under the credit facilities was 1.42% and 1.67% at the end of fiscal 2014 and 2013, respectively.

Uncommitted Facilities
We also have two $75 million revolving credit facilities which are uncommitted (the “Uncommitted Facilities”). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The interest rate on the Uncommitted Facilities is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and us. The $57.0 million outstanding at the end of 2014 and the $85.0 million outstanding at the end of 2013 under the Uncommitted Facilities are classified as short-term in our Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.15% at the end of fiscal 2014 and 1.31% at the end of fiscal 2013.

For additional discussion of our debt, see Note 8 of Notes to the Consolidated Financial Statements.

Repatriation of Foreign Earnings and Income Taxes
At the end of fiscal 2014, $128.3 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. taxes to repatriate these funds due to intercompany financing arrangements with our foreign subsidiaries. While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2014 Credit Facility and Notes or the potential tax costs of remitting foreign earnings back to the U.S.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at the end of fiscal 2014:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Principal payments on debt (1)	$741,431	$64,431	$—	$277,000	$400,000
Interest payments on debt (2)	199,999	23,260	42,068	57,827	76,844
Operating leases	136,747	33,149	41,879	25,975	35,744
Other purchase obligations and commitments (3)	125,333	119,836	5,497	—	—
Total	$1,203,510	$240,676	$89,444	$360,802	$512,588

(1)	Amount represents principal payments over the life of the debt obligations. (See Note 8 of the Notes to the Consolidated Financial Statements for further financial information regarding debt.)

(2)
Amount represents the expected interest cash payments relating to our debt. Interest was estimated interest payments that are not recorded on our Consolidated Balance Sheets. Interest was 4.75% for our $400.0 million Notes and was estimated to be 1.3% per annum for our credit facilities, based upon recent trends, and is not included in our Consolidated Balance Sheets.

(3)
Other purchase obligations and commitments primarily represent open non-cancelable purchase orders for material purchases with our vendors, and also include estimated payments due for acquisition related earn-outs and holdbacks. Purchase obligations exclude agreements that are cancelable without penalty.

At the end of fiscal 2014 we had unrecognized tax benefits (included in Other non-current liabilities) of $43.6 million, including interest and penalties. At this time, we cannot make a reasonably reliable estimate of the period of cash settlement with tax authorities regarding this liability, and therefore, such amounts are not included in the contractual obligations table above.
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

Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, and integration costs from GAAP operating expenses, and litigation expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, integration costs and acquisition bonus payments, and litigation expenses. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
Non-GAAP non-operating income, net

We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income, net excludes acquisition and divestiture gains/losses associated with unusual acquisition related items such as adjustments to the fair value of earn-out liabilities, intangible asset impairment charges and gains or losses related to the acquisition or sale of certain businesses and investments, and a gain on an equity sale. These gains/losses are specific to particular acquisitions and divestitures and vary significantly in amount and timing. Non-GAAP non-operating income, net also excludes the write-off of debt issuance costs as well as a foreign exchange loss associated with hedges for one of our acquisitions. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.

Non-GAAP income tax provision

Non-GAAP items tax effected adjusts the provision for income taxes to reflect the effect of certain non-GAAP items on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in our non-GAAP presentation.

Non-GAAP net income

This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a gain on an equity sale, a write off of debt issuance costs, a foreign exchange loss from hedges associated with one of our acquisitions, litigation, and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.

Non-GAAP diluted net income per share

We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a gain on an equity sale, a write off of debt issuance costs, a foreign exchange loss from hedges associated with one of our acquisitions, litigation and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.

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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our ""core operating performance"" as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, amortization of acquisition-related inventory step-up, acquisition and divestiture costs, a gain on an equity sale, a write off of debt issuance costs, a foreign exchange loss from hedges associated with one of our acquisitions, litigation, and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - ( M) below,

		Fiscal Years
		2014		2013		2012
(Dollars in thousands, except per share data)		Dollar Amount	% of Revenue	Dollar Amount	% of Revenue	Dollar Amount	% of Revenue
GROSS MARGIN:
GAAP gross margin:		$1,290,844	53.9%	$1,203,822	52.6%	$1,046,177	51.3%
Restructuring	( A )	363	—%	860	—%	156	—%
Amortization of purchased intangible assets	( B )	82,913	3.5%	81,119	3.6%	60,277	3.0%
Stock-based compensation	( C )	3,184	0.1%	2,573	0.1%	2,005	0.1%
Amortization of acquisition-related inventory step-up	( D )	816	—%	1,505	0.1%	2,357	0.1%
Non-GAAP gross margin:		$1,378,120	57.5%	$1,289,879	56.4%	$1,110,972	54.5%
OPERATING EXPENSES:
GAAP operating expenses:		$1,030,021	43.0%	$952,085	41.6%	$833,609	40.9%
Restructuring	( A )	(1,741)	(0.1)%	(5,960)	(0.3)%	(2,227)	(0.1)%
Amortization of purchased intangible assets	( B )	(75,599)	(3.1)%	(81,722)	(3.5)%	(65,430)	(3.2)%
Stock-based compensation	( C )	(40,214)	(1.7)%	(33,869)	(1.4)%	(30,655)	(1.5)%
Acquisition / divestiture items	( E )	(13,449)	(0.6)%	(13,195)	(0.6)%	(21,662)	(1.1)%
Litigation	( I )	(711)	—%	(1,335)	(0.1)%	—	—%
Non-GAAP operating expenses:		$898,307	37.5%	$816,004	35.7%	$713,635	35.0%
OPERATING INCOME:
GAAP operating income:		$260,823	10.9%	$251,737	11.0%	$212,568	10.4%
Restructuring	( A )	2,104	0.1%	6,820	0.3%	2,383	0.1%
Amortization of purchased intangible assets	( B )	158,512	6.6%	162,841	7.1%	125,707	6.2%
Stock-based compensation	( C )	43,398	1.8%	36,442	1.5%	32,660	1.6%
Amortization of acquisition-related inventory step-up	( D )	816	—%	1,505	0.1%	2,357	0.1%
Acquisition / divestiture items	( E )	13,449	0.6%	13,195	0.6%	21,662	1.1%
Litigation	( I )	711	—%	1,335	0.1%	—	—%
Non-GAAP operating income:		$479,813	20.0%	$473,875	20.7%	$397,337	19.5%
NON-OPERATING INCOME, NET:
GAAP non-operating income, net:		$5,192		$1,127		$16,856
Acquisition / divestiture items	( E )	2,899		1,430		(7,257)
Gain on an equity sale	( F )	(15,091)		—		—
Debt issuance cost write-off	( G )	4,205		—		82
Foreign exchange loss associated with acquisition	( H )	—		—		1,578

Non-GAAP non-operating income, net:		$(2,795)		$2,557		$11,259

			GAAP and Non-GAAP Tax Rate % (L)		GAAP and Non-GAAP Tax Rate % (L)		GAAP and Non-GAAP Tax Rate % (L)
INCOME TAX PROVISION:
GAAP income tax provision:		$52,127	20%	$34,698	14%	$39,708	17%
Non-GAAP items tax effected:	(J)	44,342		30,064		30,635
Tax on gain on an equity sale	(K)	(5,836)		—		—
Non-GAAP income tax provision:		$90,633	19%	$64,762	14%	$70,343	17%
NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$214,118		$218,855		$191,060
Restructuring	( A )	2,104		6,820		2,383
Amortization of purchased intangible assets	( B )	158,512		162,841		125,707
Stock-based compensation	( C )	43,398		36,442		32,660
Amortization of acquisition-related inventory step-up	( D )	816		1,505		2,357
Acquisition / divestiture items	( E )	16,348		14,625		14,405
Gain on an equity sale	( F )	(15,091)		—		—
Debt issuance cost write-off	( G )	4,205		—		82
Foreign exchange loss associated with acquisition	( H )	—		—		1,578
Litigation	( I )	711		1,335		—
Non-GAAP items tax affected	((J), (K)	(38,506)		(30,064)		(30,635)
Non-GAAP net income attributable to Trimble Navigation Ltd.		$386,615		$412,359		$339,597
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.81		$0.84		$0.74
Restructuring	(A)	0.01		0.03		0.01
Amortization of purchased intangible assets	(B)	0.60		0.62		0.49
Stock-based compensation	(C)	0.16		0.14		0.13
Amortization of acquisition-related inventory step-up	(D)	—		—		0.01
Acquisition / divestiture items	(E)	0.06		0.06		0.05
Gain on an equity sale	( F )	(0.06)		—		—
Debt issuance cost write-off	( G )	0.02		—		—
Foreign exchange loss associated with acquisition	(H)	—		—		0.01
Litigation	( I)	—		0.01		—
Non-GAAP items tax affected	(J), (K)	(0.14)		(0.12)		(0.12)
Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$1.46		$1.58		$1.32
OPERATING LEVERAGE:
Increase in non-GAAP operating income		$5,938		$76,538		$105,134
Increase in revenue		$107,422		$248,011		$396,048
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)		5.5%		30.9%		26.5%

		Fiscal Years
		2014		2013		2012
(Dollars in thousands)			% of Segment Revenue		% of Segment Revenue		% of Segment Revenue
SEGMENT OPERATING INCOME:
Engineering and Construction
GAAP operating income before corporate allocations:		$268,856	19.9%	$251,258	20.6%	$207,174	19.0%
Stock-based compensation	(M)	15,244	1.2%	12,325	1.0%	11,954	1.1%
Non-GAAP operating income before corporate allocations:		$284,100	21.1%	$263,583	21.6%	$219,128	20.1%
Field Solutions
GAAP operating income before corporate allocations:		$134,198	31.8%	$173,114	36.5%	$182,134	37.8%
Stock-based compensation	(M)	3,554	0.8%	3,068	0.7%	2,750	0.6%
Non-GAAP operating income before corporate allocations:		$137,752	32.6%	$176,182	37.2%	$184,884	38.4%
Mobile Solutions
GAAP operating income before corporate allocations:		$72,876	15.0%	$63,961	13.8%	$32,459	9.3%
Stock-based compensation	(M)	5,123	1.0%	4,002	0.8%	2,115	0.6%
Non-GAAP operating income before corporate allocations:		$77,999	16.0%	$67,963	14.6%	$34,574	9.9%
Advanced Devices
GAAP operating income before corporate allocations:		$42,326	30.6%	$26,577	20.9%	$19,166	15.9%
Stock-based compensation	(M)	1,925	1.3%	3,295	2.6%	2,467	2.0%
Non-GAAP operating income before corporate allocations:		$44,251	31.9%	$29,872	23.5%	$21,633	17.9%

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For fiscal years 2014, 2013 and 2012, stock-based compensation was allocated as follows:

	Fiscal Years
(In thousands)	2014	2013	2012
Cost of sales	$3,184	$2,573	$2,005
Research and development	6,825	5,039	5,319
Sales and Marketing	7,613	7,329	7,017
General and administrative	25,776	21,501	18,319
	$43,398	$36,442	$32,660

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

G.
Debt issuance cost write-off. Included in our non-operating income (loss), net this amount represents a write-off of debt issuance costs for terminated and/or modified credit facilities and costs associated with the issuance of new credit facilities and Senior Notes that were not capitalized as debt issuance costs. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income to facilitate a more meaningful evaluation of our non-operating income trends.

H.
Foreign exchange loss associated with acquisitions. This amount represents the loss on foreign exchange hedges associated with one of our acquisitions. We excluded the foreign exchange loss from our non-GAAP measures because we believe that the exclusion of this item provides investors an enhanced view of the cost structure of our operations and facilitates comparisons with the results of other periods.

I.
Litigation. The fiscal 2013 amount represents a settlement of litigation related to a pre-acquisition agreement with a contract manufacturer. The fiscal 2014 amount represents accrued costs based on an arbitration agreement. We have excluded these litigation settlement costs from our non-GAAP measures because t\hey are non-recurring expense that are not indicative of our ongoing operating results. We further believe that excluding these items from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

J.
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items (A) – (I) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

K.
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

L.
GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

M.
Stock-based compensation. The amounts consist of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. As referred to above we exclude stock-based compensation here because investors may view it as not reflective of our core operating performance as it is a non-cash expense. However, management does include stock-based compensation for budgeting and incentive plans as well as for reviewing internal financial reporting. We discuss our operating results by segment with and without stock-based compensation expense, as we believe it is useful to investors. Stock-based compensation not allocated to the reportable segments was approximately $17.6 million, $13.8 million, and $13.4 million for fiscal years 2014, 2013, and 2012, respectively.

Non-GAAP Operating Income
Non-GAAP operating income increased by $5.9 million for fiscal 2014 as compared to fiscal 2013, and increased by $76.5 million for fiscal 2013 as compared to fiscal 2012. Non-GAAP operating income as a percentage of total revenue was 20.0%, 20.7%, and 19.5% for fiscal years 2014, 2013, and 2012, respectively.
The increase in operating income for 2014 was primarily due to a revenue increase in Engineering and Construction and Mobile Solutions, partially offset by revenue decrease in Field Solutions and the impact of acquisitions in Engineering and Construction. The decrease of operating income percentage for 2014 was primarily due to a revenue decrease in Field Solutions and the impact of acquisitions in Engineering and Construction. The decrease was partially offset by gross margin improvements due to higher margin software, maintenance, and subscription revenue. The increase in operating income and operating income percentage for 2013 was primarily driven by higher revenue and product mix due to higher margin software, service and subscription revenue in Engineering and Construction and Mobile Solutions.

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
We are exposed to market risk due to the possibility of changing interest rates under our credit facilities. Our 2014 credit facility is comprised of a revolving credit agreement and a letter of credit sub-facility with maturity dates of November 24, 2019 and also two unsecured uncommitted revolving credit agreements that are callable by the bank at any time. We may borrow funds under these facilities in U.S. Dollars or in certain other currencies and borrowings will bear interest as described under Note 8 of Notes to the Consolidated Financial Statements.
At the end of fiscal 2014, we had outstanding a revolving loan of $277.0 million under the 2014 Credit Facility and a revolving credit line of $57.0 million under the Uncommitted Facilities. A hypothetical 10% increase in our borrowing rates at the end of fiscal 2014 could result in approximately $0.1 million annual increase in interest expense on the existing principal balances of the revolving loan.
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
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar, British Pound, and Canadian Dollar.
Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In fiscal 2014, revenue was negatively impacted by foreign currency exchange rates by $4.7 million. The impact to operating income was immaterial.

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Chinese Yuan, Indian Rupee, Brazilian Real, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign exchange forward contracts outstanding at the end of fiscal 2014 and 2013 are summarized as follows (in thousands):

	At the End of Fiscal 2014		At the End of Fiscal 2013
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
(In thousands)
Forward contracts:
Purchased	$(58,369)	$(1,097)	$(41,850)	$(165)
Sold	$132,893	$2,625	$136,952	$(274)

TRIMBLE NAVIGATION LIMITED

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

At the End of Fiscal Year	2014	2013
(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$148,000	$147,227
Accounts receivable, less allowance for doubtful accounts of $7,799 and $6,317, and sales return reserve of $3,579 and $3,190 at the end of fiscal 2014 and 2013, respectively	362,049	337,932
Other receivables	29,485	23,143
Inventories, net	278,099	254,311
Deferred income tax assets	45,576	38,597
Other current assets	39,407	35,807
Total current assets	902,616	837,017
Property and equipment, net	157,355	142,975
Goodwill	2,101,169	1,989,470
Other purchased intangible assets, net	594,554	619,399
Other non-current assets	118,654	111,979
Total assets	$3,874,348	$3,700,840
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$64,431	$106,402
Accounts payable	103,851	112,522
Accrued compensation and benefits	98,862	95,866
Deferred revenue	211,589	159,295
Accrued warranty expense	20,583	17,781
Other current liabilities	88,983	85,124
Total current liabilities	588,299	576,990
Non-current portion of long-term debt	674,015	652,056
Non-current deferred revenue	26,309	20,431
Deferred income tax liabilities	121,071	136,399
Other non-current liabilities	95,802	80,982
Total liabilities	1,505,496	1,466,858
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock no par value; 3,000 shares authorized; none outstanding	—	—
Common stock, no par value; 360,000 shares authorized; 259,157 and 258,711 shares issued and outstanding at the end of fiscal 2014 and 2013, respectively	1,207,365	1,106,017
Retained earnings	1,210,977	1,081,695
Accumulated other comprehensive income (loss)	(61,328)	33,194
Total Trimble Navigation Ltd. shareholders’ equity	2,357,014	2,220,906
Noncontrolling interests	11,838	13,076
Total shareholders' equity	2,368,852	2,233,982
Total liabilities and shareholders’ equity	$3,874,348	$3,700,840
See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years	2014	2013	2012
(In thousands, except per share data)
Revenue:
Product	$1,713,564	$1,649,965	$1,566,975
Service	396,062	364,274	262,889
Subscription	285,920	273,885	210,249
Total revenues	2,395,546	2,288,124	2,040,113
Cost of sales:
Product	788,114	776,597	767,526
Service	152,612	141,904	100,286
Subscription	81,063	84,682	65,847
Amortization of purchased intangible assets	82,913	81,119	60,277
Total cost of sales	1,104,702	1,084,302	993,936
Gross margin	1,290,844	1,203,822	1,046,177
Operating expense
Research and development	317,992	299,421	256,458
Sales and marketing	387,569	348,106	313,692
General and administrative	247,120	216,876	195,802
Restructuring charges	1,741	5,960	2,227
Amortization of purchased intangible assets	75,599	81,722	65,430
Total operating expense	1,030,021	952,085	833,609
Operating income	260,823	251,737	212,568
Non-operating income, net
Interest expense, net	(18,681)	(17,582)	(16,357)
Foreign currency transaction loss, net	(5,084)	(954)	(2,526)
Income from equity method investments, net	12,368	20,680	24,727
Other income (loss), net	16,589	(1,017)	11,012
Total non-operating income, net	5,192	1,127	16,856
Income before taxes	266,015	252,864	229,424
Income tax provision	52,127	34,698	39,708
Net income	213,888	218,166	189,716
Less: Net loss attributable to noncontrolling interests	(230)	(689)	(1,344)
Net income attributable to Trimble Navigation Ltd.	$214,118	$218,855	$191,060
Basic earnings per share	$0.82	$0.85	$0.76
Shares used in calculating basic earnings per share	260,103	256,648	251,132
Diluted earnings per share	$0.81	$0.84	$0.74
Shares used in calculating diluted earnings per share	264,456	261,206	256,774

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years	2014	2013	2012
(In thousands)
Net income	$213,888	$218,166	$189,716
Foreign currency translation adjustments, net of tax of $(13,010) in 2014, $(553) in 2013, and $564 in 2012	(92,772)	10,221	17,985
Net unrealized actuarial gain (loss)	(1,750)	362	(514)
Comprehensive income	119,366	228,749	207,187
Less: Comprehensive loss attributable to the noncontrolling interests	(230)	(689)	(1,344)
Comprehensive income attributable to Trimble Navigation Ltd.	$119,596	$229,438	$208,531
See accompanying Notes to the Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount
(In thousands, except per share data)
Balance at the end of fiscal 2011	247,326	$878,514	$685,639	$5,140	$1,569,293	$19,609	$1,588,902
Net income			191,060		191,060	(1,344)	189,716
Other comprehensive income				17,471	17,471		17,471
Comprehensive income					208,531		207,187
Issuance of common stock under employee plans, net of tax withholdings	7,160	67,860	(8,673)		59,187		59,187
Stock based compensation		32,808			32,808		32,808
Noncontrolling interest investments		103			103	(2,196)	(2,093)
Tax benefit from stock option exercises		27,533			27,533		27,533
Balance at the end of fiscal 2012	254,486	$1,006,818	$868,026	$22,611	$1,897,455	$16,069	$1,913,524
Net income			218,855		218,855	(689)	218,166
Other comprehensive income				10,583	10,583		10,583
Comprehensive income					229,438		228,749
Issuance of common stock under employee plans, net of tax withholdings	4,225	52,893	(5,186)		47,707		47,707
Stock based compensation		36,604			36,604		36,604
Noncontrolling interest investments		(4,227)			(4,227)	(2,304)	(6,531)
Tax benefit from stock option exercises		13,929			13,929		13,929
Balance at the end of fiscal 2013	258,711	$1,106,017	$1,081,695	$33,194	$2,220,906	$13,076	$2,233,982
Net income			214,118		214,118	(230)	213,888
Other comprehensive loss				(94,522)	(94,522)		(94,522)
Comprehensive income					119,596		119,366
Issuance of common stock under employee plans, net of tax withholdings	3,681	57,926	(1,832)		56,094		56,094
Stock repurchase	(3,235)	(14,753)	(83,004)		(97,757)		(97,757)
Stock based compensation		44,090			44,090		44,090
Noncontrolling interest investments					—	(1,008)	(1,008)
Tax benefit from stock option exercises		14,085			14,085		14,085
Balance at the end of fiscal 2014	259,157	$1,207,365	$1,210,977	$(61,328)	$2,357,014	$11,838	$2,368,852

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years	2014	2013	2012
(In thousands)
Cash flows from operating activities:
Net income	$213,888	$218,166	$189,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	33,129	26,736	23,691
Amortization expense	158,512	162,841	125,707
Provision for doubtful accounts	3,747	1,909	2,030
Deferred income taxes	(1,650)	(14,963)	(1,369)
Stock-based compensation	43,398	36,442	32,660
Income from equity method investments	(12,368)	(20,680)	(24,727)
Gain on an equity sale	(15,091)	—	—
Acquisition / divestiture (gain)/loss	2,899	1,430	(7,257)
Excess tax benefit for stock-based compensation	(14,098)	(13,540)	(25,345)
Provision for excess and obsolete inventories	4,817	3,157	6,234
Other non-cash items	4,653	(657)	(4,221)
Add decrease (increase) in assets:
Accounts receivable	(10,882)	(4,070)	(24,388)
Other receivables	(2,321)	2,302	(5,017)
Inventories	(31,778)	(11,351)	(8,402)
Other current and non-current assets	(7,101)	(11,811)	(7,945)
Add increase (decrease) in liabilities:
Accounts payable	(7,185)	(15,834)	25,985
Accrued compensation and benefits	527	4,047	7,889
Deferred revenue	45,865	29,394	16,560
Accrued warranty expense	3,045	675	(1,520)
Accrued liabilities	(4,923)	20,442	20,419
Net cash provided by operating activities	407,083	414,635	340,700
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(307,945)	(258,797)	(728,114)
Acquisitions of property and equipment	(47,312)	(70,877)	(54,071)
Acquisitions of intangible assets	(7,633)	(242)	(1,170)
(Purchases) sales of equity method investments	(10,939)	2,430	—
Dividends received from equity method investments	32,231	7,672	13,178
Other	(2,448)	(4,950)	5,891
Net cash used in investing activities	(344,046)	(324,764)	(764,286)
Cash flows from financing activities:
Issuance of common stock, net of tax withholdings	56,094	47,707	59,187
Repurchase and retirement of common stock	(97,757)	—	—
Excess tax benefit for stock-based compensation	14,099	13,540	25,345
Proceeds from debt and revolving credit lines	876,166	407,678	1,199,352
Payments on debt and revolving credit lines	(900,126)	(567,344)	(857,477)
Net cash provided by (used in) financing activities	(51,524)	(98,419)	426,407
Effect of exchange rate changes on cash and cash equivalents	(10,740)	(1,996)	329
Net increase (decrease) in cash and cash equivalents	773	(10,544)	3,150
Cash and cash equivalents, beginning of fiscal year	147,227	157,771	154,621
Cash and cash equivalents, end of fiscal year	$148,000	$147,227	$157,771
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS
Trimble Navigation Limited, a California corporation is a leading provider of technology solutions that enable professionals and field mobile workers to improve or transform their work processes. Solutions are used across a range of industries including agriculture, architecture, civil engineering, survey and land administration, construction, geospatial, environmental management, government, natural resources, transportation and utilities. Representative Trimble customers include engineering and construction firms, contractors, surveying companies, farmers and agricultural companies, enterprise firms with large-scale fleets, energy, mining and utility companies, and state, federal and municipal governments.
Trimble focuses on integrating broad technological and application capabilities to create system-level solutions that transform how work is done within the industries the Company serves. Products are sold based on return on investment and provide benefits such as lower operational costs, higher productivity, improved quality, enhanced safety and regulatory compliance, and reduced environmental impact. Representative products include equipment that automates large industrial equipment such as tractors and bulldozers; integrated systems that track fleets of vehicles and workers and provide real-time information and powerful analytics to the back-office; data collection systems that enable the management of large amounts of geo-referenced information; software solutions that connect all aspects of a construction site or a farm; and building information modeling (BIM) software that is used throughout the design, build, and operation of buildings.
The Company began operations in 1978 and incorporated in California in 1981.
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
Basis of Presentation
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2014 and 2012 were both 52-week years, and ended on January 2, 2015 and December 28, 2012, respectively. Fiscal 2013 was a 53-week year and ended on January 3, 2014. Unless otherwise stated, all dates refer to the Company’s fiscal year.
These Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The Company has presented revenue and cost of sales separately for products, service and subscriptions. Product revenue includes hardware, software licenses, parts and accessories; service revenue includes maintenance and support for hardware and software products, training and professional services; subscription revenue includes software as a service (SaaS).
Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation, including certain line items within the Consolidated Statement of Cash Flows.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in local currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income, net of tax in accumulated other comprehensive income (loss) within the shareholders’ equity section of the Consolidated Balance Sheets. Income and expense accounts are translated at average monthly exchange rates during the year.

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
Inventories
Inventories are stated at the lower of cost or market. Adjustments are also made to reduce the cost of inventory for estimated excess or obsolete balances. Factors influencing these adjustments include declines in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues.
Business Combinations
The Company allocates the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill.
When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Goodwill and Purchased Intangible Assets
Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets acquired individually, with a group of other assets, or in a business combination are recorded at fair value. Identifiable intangible assets are comprised of distribution channels and distribution rights, patents, licenses, technology, acquired backlog, trademarks and in-process research and development. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives ranging from one month to twelve years with a weighted average useful life of 6.3 years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth fiscal quarter of each year based on the values on the first day of that quarter. For the Company's annual goodwill impairment test in the fourth quarter of fiscal 2014 goodwill was reviewed for impairment utilizing a quantitative two-step process.  In the first step of this test, goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. When the Company performs a quantitative assessment of goodwill impairment, the determination of fair value of a reporting unit involves the use of significant estimates and assumptions. The discounted cash flows are based upon, among other things, assumptions about expected future operating performance using risk-adjusted discount rates. Actual future results may differ from those estimates. As of the first day of the fourth quarter of fiscal 2014, for each reporting unit, the Company’s estimated fair values exceeded the carrying values by substantial margins on a percentage basis. This includes the results for certain earlier stage reporting units, which due to the smaller magnitude of the carrying value and fair value of each respective reporting unit, the margins by which the fair value exceeded the carrying value on an absolute dollar basis were relatively small.
Depreciation and amortization of the Company’s intangible assets and other long-lived assets is provided using the straight-line method over their estimated useful lives, reflecting the pattern of economic benefits associated with these assets. Changes in circumstances such as technological advances, changes to the Company’s business model, or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In cases where the Company determines that the useful life of an asset should be revised, the Company will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. These assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and these estimates may differ from actual future cash flows. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value.
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.
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
For services performed on a fixed-fee basis, revenue is recognized using the proportional performance method, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, we use the completed-contract method of accounting.  A contract is considered complete when all significant costs have been incurred or when acceptance from the customer has been received.
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
In evaluating the revenue recognition for the Company's hardware or subscription agreements which contain multiple deliverables, the Company determined that in certain instances the Company was not able to establish VSOE for some or all deliverables in an arrangement as the Company infrequently sold each element on a standalone basis, did not price products within a narrow range, or had a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price of each element based on relevant third-party evidence (TPE). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of competitors, and offerings may contain a significant level of proprietary technology, customization or differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company typically is not able to establish the selling price of an element based on TPE.
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
Warranty
The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, technical support labor costs, and costs incurred by third parties performing work on the Company’s behalf. The Company’s expected future cost is primarily estimated based upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. When products sold include warranty provisions, they are covered by a warranty for periods ranging from 90 days to 5.5 years.
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

Changes in the Company’s product warranty liability during the fiscal years ended 2014 and 2013 are as follows:

At the End of Fiscal Year	2014	2013
(In thousands)
Beginning balance	$17,781	$17,066
Acquired warranties	56	154
Accruals for warranties issued	22,784	20,356
Changes in estimates	2,576	402
Warranty settlements (in cash or in kind)	(22,614)	(20,197)
Ending Balance	$20,583	$17,781
Guarantees, Including Indirect Guarantees of Indebtedness of Others
In the normal course of business to facilitate sales of its products, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company. For example, the Company has agreed to hold the other party harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made by certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents.
It is not possible to determine the maximum potential exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not been material and no liabilities have been recorded on the Consolidated Balance Sheets at the end of fiscal 2014 and 2013.
Advertising Costs
The Company expenses all advertising costs as incurred. Advertising expense was approximately $39.0 million, $33.8 million, and $32.9 million, in fiscal 2014, 2013 and 2012, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. Cost of software developed for external sale subsequent to reaching technical feasibility were not significant and were expensed as incurred. The Company received third party funding of approximately $13.5 million, $5.1 million, and $3.5 million in fiscal 2014, 2013 and 2012, respectively. The Company offsets research and development expense with any third party funding earned. The Company retains the rights to any technology developed under such arrangements.
Stock-Based Compensation
The Company has employee stock benefit plans, which are described more fully in “Note 13: Employee Stock Benefit Plans.” Stock compensation expense recognized in the Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company attributes the value of stock options to expense using the straight-line single option method. The grant date fair value for options is estimated using the binomial valuation model. The fair value of rights to purchase shares under the Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model. The fair value of restricted stock units is determined based on the closing price of Trimble’s common stock on the date of grant.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the shorter of the estimated useful lives or the lease terms when applicable. Useful lives generally include a range from four to six years for machinery and equipment, five to seven years for furniture and fixtures, two to five years for computer equipment and software, 39 years for buildings, and the life of the lease for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range generally from two to five years. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Depreciation expense was $33.1 million in fiscal 2014, $26.7 million in fiscal 2013 and $23.7 million in fiscal 2012.
Derivative Financial Instruments
The Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on cash, certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Chinese Yuan, Indian Rupee, Brazilian Real, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. The Company occasionally enters into foreign exchange forward contracts to hedge the purchase price of some of its larger business acquisitions. The Company does not enter into foreign exchange forward contracts for trading purposes. As of the fiscal years ended 2014 and 2013, there were no derivative financial instruments outstanding that were accounted for as hedges.
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
Relative to uncertain tax positions, the Company only recognizes the tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 11 to the Consolidated Financial Statements for additional information.
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
Recent Accounting Pronouncements
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014; however, early adoption is permitted as is a retrospective application. The Company will adopt the amendments beginning in the first quarter of fiscal 2015. Absent a transaction involving discontinued operations or disposals of components of the business, the Company does not anticipate a material impact on its Consolidated Financial Statements as a result of this change.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will amend the current revenue recognition guidance under U.S. GAAP. The Company will adopt this standard in the first quarter of fiscal 2017. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is currently evaluating the effect of the updated standard on its Consolidated Financial Statements and related disclosures.

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

The following table shows the computation of basic and diluted earnings per share:

Fiscal Years	2014	2013	2012
(In thousands, except per share data)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$214,118	$218,855	$191,060
Denominator:
Weighted average number of common shares used in basic earnings per share	260,103	256,648	251,132
Effect of dilutive securities	4,353	4,558	5,642
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	264,456	261,206	256,774
Basic earnings per share	$0.82	$0.85	$0.76
Diluted earnings per share	$0.81	$0.84	$0.74
For fiscal 2014, 2013 and 2012 the Company excluded 1.4 million shares, 3.1 million shares and 4.8 million shares of outstanding stock options, respectively, from the calculation of diluted earnings per share because their effect would have been antidilutive.
NOTE 4. GAIN ON EQUITY SALE
In October, 2008, VirtualSite Solutions (VSS), a business formed by the Company and Caterpillar began operations. The Company originally had a 65% ownership and Caterpillar had a 35% ownership in VSS. VSS develops software for fleet management and connected worksite solutions for both Caterpillar and Trimble and in turn, sells software subscription services to Caterpillar and Trimble, which are sold through Caterpillar's and the Company's respective distribution channels. For financial reporting purposes prior to 2014, VSS’s assets and liabilities were consolidated with those of the Company, as were its results of operations, which were reported under the Engineering and Construction segment. Caterpillar’s 35% interest was included in the overall Consolidated Financial Statements as Noncontrolling interest.
Effective January 4, 2014, the Company sold 15% of its ownership in VSS to Caterpillar resulting in both the Company and Caterpillar owning 50% of the VSS joint venture. After the sale the Company no longer held a controlling interest in VSS. The sale of the 15% ownership resulted in the deconsolidation of VSS and a gain in the amount of $15.1 million in the first quarter of fiscal 2014. Of this amount, $8.5 million relates to the remeasurement of the Company's retained interest in the joint venture to fair value which was measured using a combination of the income and market approaches. The total gain is included in Other income (loss), net on the Company's Consolidated Statements of Income. The remaining 50% investment in VSS is classified as an equity method investment.
NOTE 5: BUSINESS COMBINATIONS
During fiscal 2014, 2013 and 2012 the Company acquired multiple businesses, all with cash consideration. The Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition.
During fiscal 2014, the Company acquired thirteen businesses across its Engineering and Construction, Field Solutions, and Mobile Solutions segments. The purchase prices ranged from less than $0.6 million to $83.1 million. The largest acquisitions were of a company that provides software solutions to Mechanical, Electrical and Plumbing (MEP) industry and a software provider for real estate and facility management within the Engineering and Construction segment. In the aggregate, the businesses acquired during fiscal 2014 collectively contributed less than one percent to the Company's total revenue during fiscal 2014.
During fiscal 2013, the Company acquired sixteen businesses across its Engineering and Construction, Field Solutions and Mobile Solutions segments. The purchase prices ranged from less than $0.5 million to $80.0 million. The largest acquisitions were of a company that provides product and pricing information to the MEP industry within the Engineering and Construction segment, and a software for logistics providers within the Mobile Solutions segment. In the aggregate, the businesses acquired during fiscal 2013 collectively contributed less than three percent to the Company's total revenue during fiscal 2013.
During fiscal 2012, the Company acquired fourteen businesses across its Engineering and Construction, Mobile Solutions and Advanced Devices segments. The purchase prices ranged from less than $0.7 million to $333.4 million. None of the acquisitions completed were significant individually, but in the aggregate they were significant. TMW, representing 45% of the total cash consideration, was the largest of the 2012 acquisitions, and related information is presented below.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of each acquisition. For certain acquisitions completed in fiscal 2014, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value set forth below are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions of $13.4 million, $13.5 million and $20.5 million in fiscal 2014, 2013 and 2012, respectively, were expensed as incurred and were included in General and administrative expenses in the Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during fiscal 2014, 2013 and 2012 including TMW:

(In thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Fair value of total purchase consideration	$331,776	$284,710	$747,822
Fair value of net assets acquired	41,143	20,919	28,846
Identified intangible assets	155,829	130,063	284,861
Deferred taxes	(46,831)	(26,326)	(69,774)
Noncontrolling interests	—	(1,968)	(387)
Goodwill	$181,635	$162,022	$504,276
Intangible Assets
The following table presents details of the Company’s total intangible assets:

	At the End of Fiscal 2014			At the End of Fiscal 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product technology	$770,397	$(445,418)	$324,979	$699,479	$(363,389)	$336,090
Trade names and trademarks	51,216	(33,909)	17,307	46,195	(28,699)	17,496
Customer relationships	455,003	(226,798)	228,205	424,630	(189,338)	235,292
Distribution rights and other intellectual properties	78,506	(54,443)	24,063	79,844	(49,323)	30,521
	$1,355,122	$(760,568)	$594,554	$1,250,148	$(630,749)	$619,399
The weighted-average amortization period is six years for developed product technology, five years for trade names and trademarks, seven years for customer relationships, and eight years for distribution rights and other intellectual properties.

The following table presents details of the amortization expense of purchased and other intangible assets as reported in the Consolidated Statements of Income:

Fiscal Years	2014	2013	2012
(In thousands)
Reported as:
Cost of sales	$82,913	$81,119	$60,277
Operating expenses	75,599	81,722	65,430
Total	$158,512	$162,841	$125,707
The estimated future amortization expense of intangible assets at the end of fiscal 2014 is as follows (in thousands):

2015	$165,946
2016	142,154
2017	118,866
2018	89,427
2019	46,386
Thereafter	31,775
Total	$594,554
Goodwill
The changes in the carrying amount of goodwill for fiscal 2014 are as follows (in thousands):

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
At the end of fiscal 2013	$1,080,240	$88,651	$796,094	$24,485	$1,989,470
Additions due to acquisitions	170,054	11,581	—	—	181,635
Purchase price adjustments	(5,856)	(298)	3,441		(2,713)
Foreign currency translation adjustments	(58,462)	(3,993)	(3,523)	(1,245)	(67,223)
At the end of fiscal 2014	$1,185,976	$95,941	$796,012	$23,240	$2,101,169
TMW
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

The following table summarizes the consideration transferred to acquire TMW, the assets acquired and liabilities assumed, and the estimated useful lives of the identifiable intangible assets acquired as of the acquisition date:

(Dollars in thousands)
Total purchase consideration	$333,414
Net tangible assets acquired	3,068
Intangible assets acquired:		Estimated Useful Life
Developed product technology	71,250	6 years
Order backlog	2,630	1 year
Customer relationships	70,900	8 years
Trade name	4,200	5 years
Subtotal	148,980
Deferred tax liability	(52,495)
Less fair value of all assets/liabilities acquired	99,553
Goodwill	$233,861

Details of the net tangible assets acquired are as follows:

(In thousands)
Cash and cash equivalents	$1,478
Accounts receivable	17,719
Other receivables	549
Deferred income taxes	1,162
Other current assets	1,967
Property and equipment, net	1,773
Other non-current assets	278
Accounts payable	(409)
Accrued liabilities	(8,642)
Deferred revenue liability	(7,677)
Deferred income tax liabilities	(4,841)
Other non-current liabilities	(289)
Net tangible assets acquired	$3,068

Goodwill recorded for TMW consisted of a valuable assembled workforce, a proven ability to generate new products and services to drive future revenue, and a premium paid by the Company for synergies unique to its business. The $233.9 million recorded for TMW was assigned to the Mobile Solutions segment. None of the amounts assigned to goodwill were deductible for tax purposes.

The following table presents pro forma results of operations of the Company and TMW as if the companies had been combined as of the beginning of the earliest period presented.  The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results. Included in the pro forma results are fair value adjustments based on the fair value of assets acquired and liabilities assumed as of the acquisition date. During fiscal 2012, TMW contributed $16.5 million of revenue and recorded $1.7 million of operating income. Pro-forma results include amortization of intangible assets related to the acquisitions, interest expense for debt used to purchase TMW, acquisition related costs associated with the purchase and income tax effects. The pro forma information for fiscal 2012 is as follows:

Fiscal Years	2012
(In thousands, except per share data)
Total revenues	$2,132,918
Net income	193,837
Net income attributable to Trimble Navigation Ltd.	195,181
Basic earnings per share	$1.55
Diluted earnings per share	$1.52

NOTE 6: CERTAIN BALANCE SHEET COMPONENTS
The following tables provide details of selected balance sheet items:

At the End of Fiscal Year	2014	2013
(In thousands)
Inventories:
Raw materials	$116,786	$94,988
Work-in-process	4,848	6,871
Finished goods	156,465	152,452
Total inventories, net	$278,099	$254,311
Finished goods includes $9.4 million at the end of fiscal year 2014 and $12.6 million at the end of fiscal year 2013 for costs of sales that have been deferred in connection with deferred revenue arrangements.

At the End of Fiscal Year	2014	2013
(In thousands)
Property and equipment, net:
Machinery and equipment	$109,783	$107,477
Software and licenses	93,487	71,790
Furniture and fixtures	26,045	24,254
Leasehold improvements	26,621	22,806
Construction in progress	24,676	29,219
Buildings	48,544	46,451
Land	4,984	5,113
	334,140	307,110
Less accumulated depreciation	(176,785)	(164,135)
Total	$157,355	$142,975

At the End of Fiscal Year	2014	2013
(In thousands)
Other non-current liabilities:
Deferred compensation	$19,239	$16,545
Pension	13,403	12,289
Deferred rent	3,918	3,524
Unrecognized tax benefits	43,551	36,033
Other	15,691	12,591
Total	$95,802	$80,982

At the end of fiscal year 2014, the Company has $43.6 million of unrecognized tax benefits included in Other non-current liabilities that, if recognized, would favorably impact the effective income tax rate and interest and/or penalties related to income tax matters in future periods.
NOTE 7: REPORTING SEGMENT AND GEOGRAPHIC INFORMATION
To achieve distribution, marketing, production, and technology advantages, the Company manages its operations in the following four segments:

•
Engineering and Construction - Consists of hardware, software and services solutions for a variety of applications including:  survey, heavy civil and building construction; infrastructure, geospatial, railway, mining and utilities.

•	Field Solutions - Consists of hardware, software and services solutions for applications including agriculture, mapping and geographic information systems (GIS), utilities, and energy distribution.

•	Mobile Solutions - Consists of hardware, software and services solutions that enable end-users to monitor and manage their mobile work, mobile workers and mobile assets.

•
Advanced Devices - The various operations that comprise this segment are aggregated on the basis that these operations, taken as a whole, do not exceed 10% of the Company's total revenue, operating income and assets. This segment is comprised of the Embedded Technologies and Timing, Military and Advanced Systems, Applanix, Trimble Outdoors, and ThingMagic businesses.

The Company’s Chief Operating Decision Maker (CODM), its Chief Executive Officer, evaluates each of its segment’s performance and allocates resources based on segment operating income before income taxes and some corporate allocations. The Company and each of its segments employ consistent accounting policies. In each of its segments the Company sells many individual products. For this reason it is impracticable to segregate and identify revenue for each of the individual products or group of products.

The following tables present revenue, operating income, depreciation expense and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, amortization of acquisition-related inventory step-up, acquisition costs and restructuring costs. The identifiable assets that the CODM views by segment are accounts receivable, inventories and goodwill.

Fiscal Years	2014	2013	2012
(In thousands)
Engineering & Construction
Revenue	$1,348,129	$1,222,040	$1,089,424
Operating income	268,856	251,258	207,174
Depreciation expense	13,434	12,022	10,563
Field Solutions
Revenue	$422,090	$473,891	$481,962
Operating income	134,198	173,114	182,134
Depreciation expense	835	633	555
Mobile Solutions
Revenue	$486,819	$465,138	$348,147
Operating income	72,876	63,961	32,459
Depreciation expense	5,319	4,579	3,679
Advanced Devices
Revenue	$138,508	$127,055	$120,580
Operating income	42,326	26,577	19,166
Depreciation expense	635	787	880
Total
Revenue	$2,395,546	$2,288,124	$2,040,113
Operating income	518,256	514,910	440,933
Depreciation expense	20,223	18,021	15,677

At the End of Fiscal Year	2014	2013	2012
(In thousands)
Engineering & Construction
Accounts receivable	$227,677	$185,634	$171,580
Inventories	185,179	171,863	148,241
Goodwill	1,185,976	1,080,240	958,103
Field Solutions
Accounts receivable	$51,659	$62,859	$71,465
Inventories	50,965	39,554	44,738
Goodwill	95,941	88,651	68,684
Mobile Solutions
Accounts receivable	$62,897	$70,174	$59,720
Inventories	26,097	27,664	30,598
Goodwill	796,012	796,094	763,386
Advanced Devices
Accounts receivable	$19,816	$19,265	$20,712
Inventories	15,858	15,230	16,952
Goodwill	23,240	24,485	25,526
Total
Accounts receivable	$362,049	$337,932	$323,477
Inventories	278,099	254,311	240,529
Goodwill	2,101,169	1,989,470	1,815,699
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

Fiscal Years	2014	2013	2012
(In thousands)
Consolidated segment operating income	$518,256	$514,910	$440,933
Unallocated corporate expense	(85,472)	(86,788)	(82,203)
Acquisition costs	(13,449)	(13,544)	(20,455)
Amortization of purchased intangible assets	(158,512)	(162,841)	(125,707)
Consolidated operating income	260,823	251,737	212,568
Non-operating income, net	5,192	1,127	16,856
Consolidated income before taxes	$266,015	$252,864	$229,424
Unallocated corporate expense includes general corporate expense, amortization of acquisition-related inventory step-up, restructuring costs and litigation reserves.
The geographic distribution of Trimble’s revenue and long-lived assets is summarized in the tables below. Other non-US geographies include Canada, and countries in South and Central America, the Middle East, and Africa. Revenue is defined as revenue from external customers.

Fiscal Years	2014	2013	2012
(In thousands)
Revenue (1):
United States	$1,147,716	$1,131,230	$962,865
Europe	581,753	535,559	456,472
Asia Pacific	345,580	317,237	320,131
Other non-US countries	320,497	304,098	300,645
Total consolidated revenue	$2,395,546	$2,288,124	$2,040,113

(1)	Revenue is attributed to countries based on the location of the customer.
No single customer or country other than the United States accounted for 10% or more of Trimble’s total revenue in fiscal years 2014, 2013 and 2012.
Property and equipment, net by geographic area was as follows:

At the End of Fiscal Year	2014	2013
(In thousands)
Property and equipment, net:
United States	$124,491	$112,034
Europe	21,195	20,159
Asia Pacific and other non-US countries	11,669	10,782
Total property and equipment, net	$157,355	$142,975
NOTE 8: LONG-TERM DEBT
Debt consisted of the following:

At the End of Fiscal	2014	2013
(In thousands)
Notes	$400,000	$—
Unamortized discount on Notes	(3,144)	—
Credit Facilities:
2012 Credit facility	—	687,000
2014 Credit facility	277,000	—
Uncommitted facilities	57,000	63,000
Promissory notes and other debt	7,590	8,458
Total debt	738,446	758,458
Less: Current portion of long-term debt	64,431	106,402
Non-current portion	$674,015	$652,056
Notes
On October 30, 2014, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the issuance of senior debt securities. On November 24, 2014, the Company issued $400.0 million of Senior Notes (“Notes”) under the shelf registration statement. Net proceeds from the offering were $396.9 million after deducting the 0.795% discount on the public offering price. The Company recognized $3.0 million of debt issuance costs associated with the issuance of the Notes, including an underwriting discount of $2.6 million. The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears in cash on December 1 and June 1 of each year, beginning on June 1, 2015. The Notes are classified as long-term in the Consolidated Balance Sheet.
Prior to September 1, 2024, Trimble may redeem the Notes at its option at any time, in whole or in part, at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of interest and principal, calculated on a semiannual basis using a discount rate equal to the U.S. Treasury rate plus 40 basis points. After September 1, 2024, Trimble may redeem the Notes at its option at any time, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon. In addition, in the event of a change of control, as defined in the prospectus filed with the SEC, each holder of the Notes will have the right to require Trimble to purchase for cash all or a portion of such holder’s Notes at a purchase price equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest.
In connection with the closing of the Notes offering, Trimble entered into an Indenture with U.S. Bank National Association, as trustee. The Indenture contains covenants limiting Trimble’s ability to create certain liens, enter into sale and lease-back transactions, and consolidate or merge with or into, or convey, transfer or lease all or substantially all of Trimble’s properties and assets to, another person, each subject to certain exceptions. The Notes contain no financial covenants.
Credit Facilities
2014 Credit Facility
On November 24, 2014, the Company entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”). The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion and a letter of credit sub-facility of up to $50.0 million. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outstanding balance of $277.0 million is classified as long-term in the Consolidated Balance Sheet.

The 2014 Credit Facility replaced the Company's previous 2012 Credit Facility comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Upon entering into the 2014 Credit Facility, the Company borrowed $307.0 million under the revolving loan facility. The Company used the proceeds from the revolving loan facility and the issuance of the Notes to pay off the then $638.8 million outstanding term loan balance under the 2012 Credit Facility. The Company also wrote off a portion of the unamortized debt issuance costs related to the 2012 Credit Facility totalling $2.7 million, which is classified as a non-operating expense in the Company’s Consolidated Statement of Income. In addition, the Company recognized $1.6 million of debt issuance costs associated with the 2014 Credit Facility. The remaining unamortized debt issuance costs associated with the 2012 Credit Facility and the new debt issuance costs associated with the 2014 Credit Facility are being amortized to interest expense using the effective interest rate method over the term of the 2014 Credit Facility.

The funds available under the 2014 Credit Facility may be used for working capital and general corporate purposes including the financing of certain acquisitions and the payment of transaction fees and expenses related to such acquisitions. Under the 2014 Credit Facility, the Company may borrow, repay and reborrow funds under the revolving loan facility until its maturity on November 24, 2019, at which time the revolving facility will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolving facility will be subject to a commitment fee, to be paid in arrears on the last day of each fiscal quarter, ranging from 0.10% to 0.30% per annum depending on either the Company's credit rating at such time or the Company's leverage ratio as of the most recently ended fiscal quarter, whichever results in more favorable pricing to the Company.

The Company may borrow funds under the 2014 Credit Facility in U.S. Dollars, Euros or in certain other agreed currencies, and borrowings will bear interest, at the Company’s option, at either: (i) a floating per annum base rate determined by reference to the highest of: (a) the administrative agent’s prime rate; (b) 0.50% per annum above the federal funds effective rate; and (c) reserve-adjusted LIBOR for an interest period of one month plus 1.00%, plus a margin of between 0.00% and 0.75%, or (ii) a reserve-adjusted fixed per annum rate based on LIBOR or EURIBOR, depending on the currency borrowed, plus a margin of between 1.00% and 1.75%. The applicable margin in each case is determined based on either Trimble’s credit rating at such time or Trimble’s leverage ratio as of its most recently ended fiscal quarter, whichever results in more favorable pricing to Trimble. Interest is payable on the last day of each fiscal quarter with respect to borrowings bearing interest at the base rate, or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at LIBOR or EURIBOR rate.

The 2014 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's ability to create liens and enter into sale and leaseback transactions, and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2014 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. The Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, the Company may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. The Company was in compliance with these covenants at the end of fiscal 2014.

The 2014 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate in the case of an event of default arising from the nonpayment of principal and the lenders may accelerate the Company's obligations under the 2014 Credit Facility, except that acceleration will be automatic in the case of bankruptcy and insolvency events of default.
The interest rate on the non-current debt outstanding under the credit facilities was 1.42% and 1.67% at the end of fiscal 2014 and 2013, respectively.
Uncommitted Facilities
The Company also has two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The interest rate on the Uncommitted Facilities is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company. The $57.0 million outstanding at the end of 2014 and the $85.0 million outstanding at the end of 2013 under the Uncommitted Facilities are classified as short-term in the Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.15% at the end of fiscal 2014 and 1.31% at the end of fiscal 2013.
Promissory Notes and Other Debt
At the end of fiscal 2014 and 2013, the Company had promissory notes and other notes payable totaling approximately $7.6 million and $8.5 million, respectively, of which less than $0.2 million for both periods was classified as long-term in the Consolidated Balance Sheet.
Debt Maturities
At the end of fiscal 2014, the Company's debt maturities based on outstanding principal were as follows (in thousands):

Year Payable
2015	$64,431
2016	126
2017	33
2018	—
2019	277,000
Thereafter	$400,000
Total	$741,590
NOTE 9: COMMITMENTS AND CONTINGENCIES
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
The estimated future minimum payments required under the Company’s operating lease commitments at the end of fiscal 2014 were as follows (in thousands):

2015	$33,149
2016	23,074
2017	18,805
2018	14,104
2019	11,871
Thereafter	35,744
Total	$136,747
Net rent expense under operating leases was $34.1 million in fiscal 2014, $32.2 million in fiscal 2013, and $28.2 million in fiscal 2012.
At the end of fiscal 2014, the Company had unconditional purchase obligations of approximately $125.3 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
NOTE 10: FAIR VALUE MEASUREMENTS
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

	Fair Values at the end of Fiscal 2014
(In thousands)	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (2)	$19,239	$—	$—	$19,239
Derivative assets (3)	—	2,913	—	2,913
Contingent consideration assets (4)	—	—	8,280	8,280
Total	$19,239	$2,913	$8,280	$30,432
Liabilities
Deferred compensation plan liabilities (2)	$19,239	$—	$—	$19,239
Derivative liabilities (3)	—	1,385	—	1,385
Contingent consideration liability (5)	—	—	3,692	3,692
Total	$19,239	$1,385	$3,692	$24,316

	Fair Values at the end of Fiscal 2013
(In thousands)	Level I	Level II	Level III	Total
Assets
Money market funds (1)	$2	$—	$—	$2
Deferred compensation plan assets (2)	16,545	—	—	16,545
Derivative assets (3)	—	196	—	196
Total	$16,547	$196	$—	$16,743
Liabilities
Deferred compensation plan liabilities (2)	$16,545	$—	$—	$16,545
Derivative liabilities (3)	—	635	—	635
Contingent consideration liability (5)	—	—	2,401	2,401
Total	$16,545	$635	$2,401	$19,581

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

(4)
Contingent consideration assets represents arrangements for buyers to pay the Company for certain businesses that it has divested. The fair value is determined based on the Company's expectations of future receipts. The minimum amount to be received under these arrangements is $4.2 million. Contingent consideration assets are included in Other receivables and Other non-current assets on the Company's Consolidated Balance Sheets.

(5)
Contingent consideration liability represents arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $12.1 million at the end of fiscal 2014, based on future revenues or gross margins. Contingent consideration liability is included on Other current liabilities and Other non-current liabilities on the Company's Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
At the End of Fiscal Year	2014		2013
(In thousands)
Assets:
Cash and cash equivalents	$148,000	$148,000	$147,227	$147,227
Liabilities:
Notes	$400,000	$396,856	$—	$—
Credit facility	277,000	277,000	687,000	687,000
Uncommitted facilities	57,000	57,000	63,000	63,000
Promissory notes and other debt	7,590	7,590	8,458	8,458
The fair value of cash and cash equivalents is based on quoted prices in active markets for identical assets or liabilities, and is categorized as Level I in the fair value hierarchy. The fair value of the Notes was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level II in the fair value hierarchy. The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate, and is categorized as Level II in the fair value hierarchy. The fair values do not give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.
NOTE 11: INCOME TAXES
Income before taxes and the provision for taxes consisted of the following:

Fiscal Years	2014	2013	2012
(In thousands)
Income before taxes:
United States	$99,264	$78,271	$72,025
Foreign	166,751	174,593	157,399
Total	$266,015	$252,864	$229,424

Provision for taxes:
US Federal:
Current	$45,713	$38,543	$33,689
Deferred	(11,708)	(8,708)	(1,930)
	34,005	29,835	31,759
US State:
Current	7,673	6,939	4,273
Deferred	(891)	(790)	(1,280)
	6,782	6,149	2,993
Foreign:
Current	25,367	17,636	19,470
Deferred	(14,027)	(18,922)	(14,514)
	11,340	(1,286)	4,956
Income tax provision	$52,127	$34,698	$39,708
Effective tax rate	20%	14%	17%

The difference between the tax provision at the statutory federal income tax rate and the tax provision as a percentage of income before taxes (effective tax rate) was as follows:

Fiscal Years	2014	2013	2012
Statutory federal income tax rate	35%	35%	35%
Increase (reduction) in tax rate resulting from:
Foreign income taxed at lower rates	(18)%	(20)%	(19)%
US State income taxes	2%	2%	1%
US Federal research and development credits	(1)%	(3)%	—%
Stock-based compensation	1%	1%	1%
Foreign tax rate change	—%	(2)%	—%
Other	1%	1%	(1)%
Effective tax rate	20%	14%	17%
The effective tax rate in fiscal 2014 increased compared to 2013 in part due to a change in geographic mix of pretax income and recognition of federal research and development credit for 2014, instead of two years as was the case in fiscal 2013. During the fourth quarter of fiscal 2014, the Tax Increase Prevention Act of 2014 (“2014 Act”) was signed into law, thereby extending the federal research and development credit through December 31, 2014. As a result of the 2014 Act, the Company recorded a tax benefit in the fourth quarter of fiscal 2014.

The effective tax rate in fiscal 2013 decreased compared to 2012 due to recognition of federal research and development credit, a statutory rate change in Finland, and a change in geographic mix of pretax income. On January 2, 2013, the American Taxpayer Relief Act of 2012 (“2012 Act”) was signed into law. Under the 2012 Act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effect of the retroactive reinstatement of the 2012 credit was recognized in the first quarter of 2013, the quarter in which the law was enacted. On December 30, 2013, Finland reduced its corporate income tax rate from 24.5% to 20% effective as of the beginning of 2014 resulting in a tax rate benefit in the fourth quarter of fiscal 2013.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

At the End of Fiscal Year	2014	2013
(In thousands)
Deferred tax liabilities:
Purchased intangibles	$143,253	$152,437
Depreciation and amortization	11,338	9,008
US residual tax on foreign earnings	12,303	10,464
Other	291	458
Total deferred tax liabilities	167,185	172,367

Deferred tax assets:
Inventory valuation differences	9,823	8,792
Expenses not currently deductible	26,209	25,086
US Federal Credit Carryforwards	420	—
Deferred revenue	4,461	2,884
US state credit carryforwards	15,746	14,125
Accrued warranty	3,789	3,142
US Federal net operating loss carryforwards	7,923	3,660
Foreign net operating loss carryforwards	29,667	35,388
Stock-based compensation	21,756	15,704
Other	5,298	2,665
Total deferred tax assets	125,092	111,446
Valuation allowance	(29,343)	(31,944)
Total deferred tax assets	95,749	79,502

Total net deferred tax liabilities	$(71,436)	$(92,865)

Reported as:
Current deferred income tax assets	$45,576	$38,597
Non-current deferred income tax assets	5,024	5,553
Current deferred income tax liabilities	(965)	(616)
Non-current deferred income tax liabilities	(121,071)	(136,399)
Net deferred tax liabilities	$(71,436)	$(92,865)
At the end of fiscal 2014, the Company has federal, California and foreign net operating loss carryforwards, or NOLs, of approximately $26.1 million, $6.8 million, and $122.7 million, respectively. The federal and California NOLs expire beginning years 2025 through 2029, respectively. There is, generally, no expiration for the foreign NOLs. Utilization of the Company’s federal and state NOLs are subject to annual limitations in accordance with the applicable tax code. The Company has determined that it is more likely than not that the Company will not realize a portion of the foreign NOLs and, accordingly, a valuation allowance has been established for such amount.
The Company has Federal and California research and development credit carryforwards of approximately $0.6 million and $17.4 million, respectively. The federal tax credit carryforwards will expire beginning 2030. The California research tax credits have indefinite carryforward period. The Company believes that it is more likely than not that the Company will not realize a portion of the California research and development credit carryforwards and, accordingly, a valuation allowance has been established for such amount.

At the end of fiscal 2014, the Company’s foreign subsidiaries had approximately $688.8 million of accumulated undistributed earnings that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for federal, state, or other income taxes have been provided thereon. If such earnings were to be distributed in the form of dividends or otherwise, the Company would have to recognize additional tax liability of approximately $216.8 million.
The total amount of the unrecognized tax benefits (UTB) at the end of fiscal 2014 was $51.4 million. A reconciliation of unrecognized tax benefit is as follows:

At the End of Fiscal Year	2014	2013	2011
(In thousands)
Beginning balance	$44,107	$32,250	$25,984
Increase related to prior years tax positions	853	1,777	—
Increase related to current year tax positions	7,463	11,976	11,604
Lapse of statute of limitations	(1,034)	(1,896)	(1,801)
Settlement with taxing authorities	—	—	(3,537)
Ending balance	$51,389	$44,107	$32,250
The Company's total unrecognized tax benefits that, if recognized, would affect its effective tax rate were $45.6 million and $38.1 million at the end of fiscal 2014 and 2013, respectively.
The Company and its subsidiaries are subject to U.S. federal, state, and foreign income taxes. The Company has substantially concluded all U.S. federal income tax audits for years through 2009. State income tax matters have been concluded for years through 2007 and non-U.S. income tax matters have been concluded for years through 2002. The Company is currently in various stages of multiple year examinations by federal, state, and foreign (multiple jurisdictions) taxing authorities. While the Company believes it is more likely than not that its tax positions will be sustained, it is reasonably possible that future obligations related to these matters could arise. The Company believes that its reserves are adequate to cover any potential assessments that may result from the examinations and negotiations. Although the timing of resolution and/or closure for these audits is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company’s liability for unrecognized tax benefits including interest and penalties was recorded in Other non-current liabilities in the accompanying Consolidated Balance Sheets. At the end of fiscal 2014 and 2013, the Company had accrued $4.7 million and $3.6 million, respectively, for payment of interest and penalties.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of related tax were as follows:

At the End of Fiscal Year	2014	2013
(In thousands)
Accumulated foreign currency translation adjustments	$(57,810)	$34,962
Net unrealized actuarial losses	(3,518)	(1,768)
Total accumulated other comprehensive income (loss)	$(61,328)	$33,194

NOTE 13: EMPLOYEE STOCK BENEFIT PLANS
The Company’s stock benefit plans include the employee stock purchase plan and stock plans adopted in 2002, 1993, 1992, 1990, as well as one stock plan assumed through an acquisition in 2007. Other than the employee stock purchase plan and the 2002 and 1992 stock plans described below, the other plans have no shares available for future grant. At the end of fiscal 2014, for the stock plan assumed through an acquisition, options to purchase 95,639 shares were outstanding.
Plans
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which an aggregate of 39,100,000 shares of Common Stock have been approved for issuance to eligible employees as approved by the shareholders to date. The plan permits eligible employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period, which is generally six months. The Purchase Plan terminates on September 30, 2018. In fiscal 2014, 2013 and 2012, the shares issued under the Purchase Plan were 666,995, 636,227, and 702,622, respectively. Compensation expense recognized during fiscal 2014, 2013 and 2012 related to shares granted under the Employee Stock Purchase Plan was $4.7 million, $4.0 million and $3.9 million, respectively. At the end of fiscal 2014, the number of shares reserved for future purchases by eligible employees was 11,915,528.

2002 Stock Plan
Trimble’s 2002 Stock Plan (“2002 Plan”), provides for the granting of incentive and non-statutory stock options and restricted stock units for up to 62,570,248 shares plus any shares currently reserved but unissued to employees, consultants, and directors of Trimble. Incentive stock options may be granted at exercise prices that are not less than 100% of the fair market value of Common Stock on the date of grant. Employee stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 20% at the first anniversary of grant and monthly thereafter at an annual rate of 20%, with full vesting occurring at the fifth anniversary of the grant. In certain instances, grants vest at a rate of 40% at the second anniversary of grant and monthly thereafter at an annual rate of 20% with full vesting occurring at the fifth anniversary of the grant. Beginning 2013, employee stock options granted under the 2002 Plan vest at a rate of 25% at the first anniversary of grant and monthly thereafter at an annual rate of 25%, with full vesting occurring at the fourth anniversary of the grant. In certain instances, grants vest at a rate of 50% at the second anniversary of grant and monthly thereafter at an annual rate of 25% with full vesting occurring at the fourth anniversary of the grant. Non-employee director stock options granted under the 2002 Plan generally have 84-120 month terms, and vest at a rate of 1/12th per month, with full vesting occurring one year from the date of grant. The Company issues new shares for option exercises. The majority of the restricted share units granted under this plan vest 100% after three years. At the end of fiscal 2014, options to purchase 13,039,205 shares were outstanding, 3,053,873 restricted stock units were unvested, and 14,372,588 shares were available for future grant under the 2002 Plan.
1992 Employee Stock Bonus Plan
At the end of fiscal 2014, there were no options outstanding to purchase shares under the 1992 Employee Stock Bonus Plan (“Bonus Plan”) and 3,271 shares were available for future grant under the Bonus Plan.
Stock Option and Restricted Stock Unit Activity
Options Outstanding and Exercisable
Exercise prices for options outstanding at the end of fiscal 2014, ranged from $5.06 to $35.02. The following table presents additional information about outstanding stock options for different ranges of exercise prices at the end of fiscal 2014:

	Options Outstanding			Options Exercisable
Range	Number Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Number Exercisable	Weighted- Average Exercise Price per Share
(In thousands, except for per share data)
5.06 - 8.00	39	$6.76	0.41	39	$6.76
8.01 - 12.00	1,977	10.14	1.42	1,977	10.13
12.01 - 16.00	1,223	15.14	2.09	1,141	15.12
16.01 - 20.00	1,288	18.10	2.78	1,015	18.08
20.01 - 24.00	4,374	21.76	3.95	2,515	21.56
24.01 - 28.00	1,972	27.17	5.27	706	26.96
28.01 - 35.02	2,262	30.03	5.73	249	30.54
Total	13,135	$21.23	3.78	7,642	$17.90

	Number Of Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding	13,135	$21.23	3.78	$82,255
Options expected to vest	5,176	$25.80	5.05	$11,949
Options exercisable	7,642	$17.90	2.84	$69,827

Options expected to vest are adjusted for expected forfeitures. The aggregate intrinsic value is the total pretax intrinsic value based on the Company’s closing stock price of $26.91 at the end of fiscal 2014.
At the end of fiscal 2014, the total unamortized stock option expense is $37.3 million with a weighted-average recognition period of 2.5 years.

Option Activity
Activity during fiscal 2014, under the combined plans was as follows:

	Options	Weighted average exercise price
(In thousands, except for per share data)
Outstanding at the beginning of year	14,943	$19.08
Granted	1,467	30.70
Exercised	(2,894)	14.48
Cancelled	(381)	24.95
Outstanding at the end of year	13,135	$21.23
Available for grant	14,376
The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $61.3 million, $55.5 million, and $89.3 million, respectively. Compensation expense recognized during fiscal 2014, 2013 and 2012 related to stock options was $19.7 million, $20.2 million, and $20.3 million, respectively.
Restricted Stock Unit Activity
Activity during fiscal 2014 was as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(In thousands, except for per share data)
Unvested at the beginning of year	1,966	$26.07
Granted	1,404	30.18
Vested	(188)	20.70
Cancelled	(128)	27.16
Unvested at the end of year	3,054	$28.14
Compensation expense recognized during fiscal 2014, 2013 and 2012 related to restricted stock units was $19.0 million, $12.2 million, and $8.6 million, respectively. At the end of fiscal 2014, there was $53.5 million of unamortized compensation expense related to unvested restricted stock units, with a weighted-average recognition period of 2.3 years.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the Consolidated Statements of Income.

Fiscal Years	2014	2013	2012
(In thousands)
Cost of sales	$3,184	$2,573	$2,005
Research and development	6,825	5,039	5,319
Sales and marketing	7,613	7,329	7,017
General and administrative	25,776	21,501	18,319
Total operating expenses	40,214	33,869	30,655
Total stock-based compensation expense	$43,398	$36,442	$32,660
Fair Value of Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, rights to purchase shares are generally granted during the second and fourth quarter of each year. The fair value of rights granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option-pricing model. The estimated weighted average value of rights granted under the Employee Stock Purchase Plan during fiscal years 2014, 2013 and 2012 was $8.32, $8.05 and $6.27, respectively. The fair value of rights granted during 2014, 2013 and 2012 was estimated at the date of grant using the following weighted-average assumptions:

Fiscal Years	2014	2013	2012
Expected dividend yield	—	—	—
Expected stock price volatility	30.5%	31.5%	37.9%
Risk free interest rate	0.07%	0.12%	0.10%
Expected life of purchase	6 months	6 months	6 months
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
Under the binomial model, the weighted average grant-date fair value of stock options granted during fiscal years 2014, 2013 and 2012 was $9.07, $7.90, and $7.51, respectively. For options granted during fiscal 2014, 2013 and 2012, the following weighted-average assumptions were used:

Fiscal Years	2014	2013	2012
Expected dividend yield	—	—	—
Expected stock price volatility	35%	35%	41%
Risk free interest rate	1.29%	0.69%	0.62%
Expected life of options	4.0 years	3.9 years	4.1 years
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
NOTE 14: COMMON STOCK REPURCHASE

In August 2014, the Company's Board of Directors approved a stock repurchase program (“2014 Stock Repurchase Program”), authorizing the Company to repurchase up to $300.0 million of Trimble’s common stock, replacing a stock repurchase program which had been in place since 2011. During fiscal 2014, under the provisions of both the 2014 and 2011 Stock Repurchase Programs, the Company repurchased approximately 3,235,000 shares of common stock in open market purchases, at an average price of $30.22 per share, for a total of $97.8 million. No shares of common stock were repurchased during fiscal 2013 and 2012. The purchase price was reflected as a decrease to common stock based on the average book value per share for all outstanding shares calculated for each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result, retained earnings was reduced by $83.0 million in fiscal 2014. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been retired. As of the end of fiscal 2014, the 2014 Stock Repurchase Program had remaining authorized funds of $250.0 million. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.
NOTE 15: STATEMENT OF CASH FLOW DATA

Fiscal Years	2014	2013	2012
(In thousands)
Supplemental disclosure of cash flow information:
Interest paid	$15,554	$18,986	$17,846
Income taxes paid	$66,115	$42,611	$20,202
NOTE 16: LITIGATION
On August 9, 2013, Harbinger Capital Partners, LLC and additional plaintiffs (“Harbinger Plaintiffs”) filed a lawsuit against Deere & Co., Garmin International, Inc., the Company and two other defendants in the U.S. District Court in Manhattan in connection with the Harbinger Plaintiffs’ investment in LightSquared.  The Harbinger Plaintiffs alleged, among other things, fraud and negligent misrepresentation, claiming that the defendants were aware of material facts that caused the Federal Communications Commission to take adverse action against LightSquared and affirmatively misrepresented and failed to disclose those facts prior to the Harbinger Plaintiffs’ investment in LightSquared.  The Harbinger Plaintiffs sought $1.9 billion in damages from the defendants.  On November 1, 2013, debtor LightSquared, Inc. and two related parties (“LightSquared Plaintiffs”) filed suit against the same defendants in the U.S. Bankruptcy Court in Manhattan.   The LightSquared Plaintiffs asserted claims similar to those made by the Harbinger Plaintiffs, as well as additional claims, including breach of contract and tortious interference, and alleged that LightSquared invested billions of dollars in reliance on the promises and representations of defendants.  On January 31, 2014, the U.S. District Court granted defendants’ motion to withdraw the LightSquared action from the U.S. Bankruptcy Court to the U.S. District Court. On February 5, 2015, the U.S. District Court dismissed all claims brought by the Harbinger Plaintiffs and the majority of those brought by the LightSquared Plaintiffs, including those for breach of contract, promissory estoppel, quantum merit, and tortious interference, but allowed the LightSquared Plaintiffs' claims of negligent representation and constructive fraud to proceed to discovery.  On February 11, 2015, the Harbinger Plaintiffs filed a notice of appeal of the District Court’s dismissal of their claims. Although an unfavorable outcome of these litigation matters may have a material adverse effect on our operating results, liquidity, or financial position, the Company believes the claims in these lawsuits are without merit and intend to vigorously contest these lawsuits.
On September 2, 2011, Recreational Data Services, Inc. filed an action against the Company alleging misrepresentation and breach of contract arising from an unsuccessful business venture of the plaintiff, Recreational Data Services, Inc.  The Company believed this suit lacked any basis in law or fact and attempted to have the case dismissed on legal grounds prior to trial.  These efforts were not successful and the case was tried in front of a jury in Alaska beginning on September 9, 2014.  On September 26, 2014, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff damages of $51.3 million.  On January 29, 2015, the court granted the Company’s Motion for Judgment Notwithstanding the Verdict, effectively vacating the jury’s verdict and ordering that plaintiff take nothing on its claims.  The Company has submitted a proposed judgment to reflect this order, and expect that the court will sign and enter that judgment.  In light of this order and anticipated judgment, the Company has reversed the expense and liability previously accrued as a current liability under General and Administrative expense in its third quarter of fiscal 2014 following the jury verdict. Once judgment in the Company’s favor is entered, plaintiff has the right to appeal the judgment.

From time to time, the Company is also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company's or its subsidiaries' property is subject.
NOTE 17: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Trimble has a 52-53 week fiscal year, ending on the Friday nearest to December 31. Fiscal 2014 was a 52-week year and fiscal 2013 was a 53-week year. As a result of the extra week, year-over-year results may not be comparable.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2014	2014	2014	2014
(in thousands, except per share data)
Revenue	$604,721	$642,199	$584,796	$563,830
Gross margin	326,892	354,571	316,773	292,608
Net income attributable to Trimble Navigation Ltd.	68,624	77,834	11,832	55,828
Basic net income per share	0.26	0.30	0.05	0.22
Diluted net income per share	0.26	0.29	0.04	0.21

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Period	2013	2013	2013	2013
(in thousands, except per share data)
Revenue	$556,111	$576,293	$556,502	$599,218
Gross margin	286,914	302,401	295,053	319,454
Net income attributable to Trimble Navigation Ltd.	49,808	54,581	54,469	59,997
Basic net income per share	0.20	0.21	0.21	0.23
Diluted net income per share	0.19	0.21	0.21	0.23

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Trimble Navigation Limited
We have audited the accompanying consolidated balance sheets of Trimble Navigation Limited as of January 2, 2015 and January 3, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a) Schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trimble Navigation Limited at January 2, 2015 and January 3, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trimble Navigation Limited's internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 24, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Trimble Navigation Limited
We have audited Trimble Navigation Limited's internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Trimble Navigation Limited's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Trimble Navigation Limited maintained, in all material respects, effective internal control over financial reporting as of January 2, 2015, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of all current year acquisitions, which are included in the January 2, 2015 consolidated financial statements of Trimble Navigation Limited and constituted less than 3% of total assets and net assets as of January 2, 2015, and less than 1% of consolidated revenue for the year then ended. Our audit of internal control over financial reporting of Trimble Navigation Limited also did not include an evaluation of the internal control over financial reporting of all current year acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trimble Navigation Limited as of January 2, 2015 and January 3, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 2015 of Trimble Navigation Limited and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 24, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
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
The Company’s management, including the CEO and CFO, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company has excluded from its evaluation the internal control over financial reporting of all current year acquisitions, which are included in the January 2, 2015 consolidated financial statements and constituted less than 3% of total assets and net assets as of January 2, 2015, and less than 1% of consolidated revenue for the year then ended. Based on the results of this evaluation, the Company’s management concluded that its internal control over financial reporting was effective at the end of fiscal 2014.
The effectiveness of our internal control over financial reporting at the end of fiscal 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

(1) Financial Statement Schedules
The following financial statement schedule is filed as part of this report:

Page in this Annual Report on Form 10-K
Schedule II—Valuation and Qualifying Accounts	101
All other schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.
(b) Exhibits

Exhibit Number

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (4)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (5)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)

3.4	Certificate of Determination of the Company filed February 19, 1999. (7)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (13)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (15)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (20)

3.8	Certificate of Amendment of Articles of Incorporation of the Company filed March 19, 2013. (9)

3.9	Bylaws of the Company (amended and restated through May 8, 2014). (14)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

4.2	Indenture, dated as of October 30, 2014, between the Company and U.S. Bank National Association. (3)

4.3	First Supplemental Indenture, dated November 24, 2014, between the Company and U.S. Bank National Association (which includes Form of 4.750% Senior Note due 2024). (10)

10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (17)

10.2	[Reserved]

10.3+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (2)

10.4	[Reserved]

10.5+	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan. (32)

10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (8)

10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 26, 2010. (31)

10.8+	Trimble Navigation Limited Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (11)

10.9+	Offer letter between the Company and François Delépine dated November 1, 2013. (12)
10.10	[Reserved]

10.11	[Reserved]

10.12+	Board of Directors Compensation Policy effective May 1, 2013. (22)

10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (25)

10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (27)

10.15	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (19)

10.16+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (21)

10.17+	Trimble Navigation Limited Annual Management Incentive Plan Description. (18)

10.18+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (29)

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

10.24
Five-Year Credit Agreement, dated as of November 24, 2014, among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (26)

10.26	Form of officer stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (36)

10.27	Form of U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (37)

10.28	Form of non-U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (38)

10.29	Form of U.S. subscription agreement under the Company's Amended and Restated Employee Stock Purchase Plan. (39)

21.1	Subsidiaries of the Company. (40)

23.1	Consent of Independent Registered Public Accounting Firm. (40)

24.1	Power of Attorney included on signature page herein.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (40)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (40)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (40)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (40)

101.INS	XBRL Instance Document. (41)

101.SCH	XBRL Taxonomy Extension Schema Document. (41)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (41)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (41)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (41)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (41)

(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to exhibit number 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 2014.

(3)	Incorporated by reference to exhibit number 4.2 to the Company’s Registration Statement on Form S-3, filed October 30, 2014.

(4)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(6)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(7)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(8)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(9)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed on March 20, 2013.

(10)	Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K, filed November 24, 2014.

(11)	Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(12)	Incorporated by reference to exhibit number 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

(13)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(14)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K filed on April 9, 2014.

(15)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(16)	[Reserved]

(17)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

(18)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2010.

(19)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

(20)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(21)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.

(22)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013.

(23)	Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(24)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.

(25)	Incorporated by reference to exhibit number 10.13 to the Company's Annual Report on Form 10-K for the year ended January 2, 2009.

(26)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed November 24, 2014.

(27)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.

(28)	[Reserved]

(29)	Incorporated by reference to exhibit number 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(30)	[Reserved]

(31)	Incorporated by reference to exhibit number 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(32)	Incorporated by reference to exhibit number 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

(33)	Incorporated by reference to exhibit number 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(34)	Incorporated by reference to exhibit number 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(35)	Incorporated by reference to exhibit number 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(36)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014.

(37)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014.

(38)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014.

(39)	Incorporated by reference to exhibit number 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

(40)	Filed herewith.

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

+	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

**	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

EXHIBIT LIST

Exhibit Number

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (4)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (5)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (6)

3.4	Certificate of Determination of the Company filed February 19, 1999. (7)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (13)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (15)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (20)

3.8	Certificate of Amendment of Articles of Incorporation of the Company filed March 19, 2013. (9)

3.9	Bylaws of the Company (amended and restated through May 8, 2014). (14)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

4.2	Indenture, dated as of October 30, 2014, between the Company and U.S. Bank National Association. (3)

4.3	First Supplemental Indenture, dated November 24, 2014, between the Company and U.S. Bank National Association (which includes Form of 4.750% Senior Note due 2024). (10)

10.1+	Form of Indemnification Agreement between the Company and its officers and directors. (17)

10.2	[Reserved]

10.3+	Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (2)

10.4	[Reserved]

10.5+	Trimble Navigation Limited Amended and Restated Employee Stock Purchase Plan. (32)

10.6+	Employment Agreement between the Company and Steven W. Berglund dated March 17, 1999. (8)

10.7+	Trimble Navigation Limited Deferred Compensation Plan effective December 30, 2004, as amended and restated October 26, 2010. (31)

10.8+	Trimble Navigation Limited Australian Addendum to the Amended and Restated Employee Stock Purchase Plan. (11)

10.9+	Offer letter between the Company and François Delépine dated November 1, 2013. (12)

10.10	[Reserved]

10.11	[Reserved]

10.12+	Board of Directors Compensation Policy effective May 1, 2013. (22)

10.13+	Amended and Restated form of Change in Control severance agreement between the Company and certain Company officers. (25)

10.14+	Amendment to Employment Agreement between the Company and Steven W. Berglund dated December 19, 2008. (27)

10.15	Lease dated May 11, 2005 between CarrAmerica Realty Operating Partnership, L.P. and the Company. (19)

10.16+	@Road, Inc. 2000 Stock Option Plan, as amended May 16, 2000. (21)

10.17+	Trimble Navigation Limited Annual Management Incentive Plan Description. (18)

10.18+	Australian Addendum to the Trimble Navigation Limited Amended and Restated 2002 Stock Plan. (29)

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

10.24
Five-Year Credit Agreement, dated as of November 24, 2014, among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (26)

10.26	Form of officer stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (36)

10.27	Form of U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (37)

10.28	Form of non-U.S. director stock option agreement under the Company’s Amended and Restated 2002 Stock Plan. (38)

10.29	Form of U.S. subscription agreement under the Company's Amended and Restated Employee Stock Purchase Plan. (39)

21.1	Subsidiaries of the Company. (40)

23.1	Consent of Independent Registered Public Accounting Firm. (40)

24.1	Power of Attorney included on signature page herein.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (40)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (40)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (40)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (40)

101.INS	XBRL Instance Document. (41)

101.SCH	XBRL Taxonomy Extension Schema Document. (41)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (41)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (41)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (41)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (41)

(1)	Incorporated by reference to exhibit number 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to exhibit number 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 2014.

(3)	Incorporated by reference to exhibit number 4.2 to the Company’s Registration Statement on Form S-3, filed October 30, 2014.

(4)	Incorporated by reference to exhibit number 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(6)	Incorporated by reference to exhibit number 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(7)	Incorporated by reference to exhibit number 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(8)	Incorporated by reference to exhibit number 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(9)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed on March 20, 2013.

(10)	Incorporated by reference to exhibit number 4.1 to the Company’s Current Report on Form 8-K, filed November 24, 2014.

(11)	Incorporated by reference to exhibit number 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(12)	Incorporated by reference to exhibit number 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

(13)	Incorporated by reference to exhibit number 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(14)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K filed on April 9, 2014.

(15)	Incorporated by reference to exhibit number 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(16)	[Reserved]

(17)	Incorporated by reference to exhibit number 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

(18)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2010.

(19)	Incorporated by reference to exhibit number 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

(20)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(21)	Incorporated by reference to exhibit number 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2006.

(22)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013.

(23)	Incorporated by reference to exhibit number 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(24)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.

(25)	Incorporated by reference to exhibit number 10.13 to the Company's Annual Report on Form 10-K for the year ended January 2, 2009.

(26)	Incorporated by reference to exhibit number 10.1 to the Company’s Current Report on Form 8-K, filed November 24, 2014.

(27)	Incorporated by reference to exhibit number 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.

(28)	[Reserved]

(29)	Incorporated by reference to exhibit number 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2009.

(30)	[Reserved]

(31)	Incorporated by reference to exhibit number 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(32)	Incorporated by reference to exhibit number 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012.

(33)	Incorporated by reference to exhibit number 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(34)	Incorporated by reference to exhibit number 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(35)	Incorporated by reference to exhibit number 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(36)	Incorporated by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014.

(37)	Incorporated by reference to exhibit number 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014.

(38)	Incorporated by reference to exhibit number 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2014.

(39)	Incorporated by reference to exhibit number 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

(40)	Filed herewith.

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
February 24, 2015
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity in which Signed

/s/ STEVEN W. BERGLUND Steven W. Berglund	President, Chief Executive Officer, Director	February 23, 2015

/s/ FRANÇOIS DELÉPINE François Delépine	Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	February 23, 2015

/s/ JULIE SHEPARD Julie Shepard	Vice President of Finance and Principal Accounting Officer	February 24, 2015

/s/ JOHN B. GOODRICH John B. Goodrich	Director	February 24, 2015

/s/ MERIT E. JANOW Merit E. Janow	Director	February 23, 2015

/s/ ULF J. JOHANSSON Ulf J. Johansson	Director	February 23, 2015

/s/ RON S. NERSESIAN Ron S. Nersesian	Director	February 23, 2015

/s/ Mark S. Peek Mark S. Peek	Director	February 23, 2015

/s/ NICKOLAS W. VANDE STEEG Nickolas W. Vande Steeg	Director	February 23, 2015

SCHEDULE II
TRIMBLE NAVIGATION LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Fiscal Years	2014	2013	2012
Allowance for doubtful accounts:
Balance at beginning of period	$6,317	$6,318	$6,689
Acquired allowance	2,614	1,156	1,714
Bad debt expense	3,747	1,902	2,030
Write-offs, net of recoveries	(4,879)	(3,059)	(4,115)
Balance at end of period	$7,799	$6,317	$6,318