Form 10-Q
period 2015-04-03
TRIMBLE NAVIGATION LTD /CA/
filed 2015-05-12
CIK 864749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2015, there were 259,458,292 shares of Common Stock (no par value) outstanding.

TRIMBLE NAVIGATION LIMITED
FORM 10-Q for the Quarter Ended April 3, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	First Quarter of	Fiscal Year End
As of	2015	2014
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$145.7	$148.0
Accounts receivable, net	383.0	362.0
Other receivables	20.4	29.5
Inventories, net	276.0	278.1
Deferred income taxes	47.1	45.6
Other current assets	44.8	39.4
Total current assets	917.0	902.6
Property and equipment, net	155.2	157.4
Goodwill	2,059.4	2,101.2
Other purchased intangible assets, net	546.2	594.5
Other non-current assets	119.9	118.6
Total assets	3,797.7	3,874.3
LIABILITIES
Current liabilities:
Current portion of long-term debt	$133.1	$64.4
Accounts payable	114.0	103.8
Accrued compensation and benefits	81.1	98.9
Deferred revenue	255.4	211.6
Accrued warranty expense	19.0	20.6
Other current liabilities	95.7	89.0
Total current liabilities	698.3	588.3
Non-current portion of long-term debt	530.3	674.0
Non-current deferred revenue	27.0	26.3
Deferred income taxes	110.8	121.1
Other non-current liabilities	90.7	95.8
Total liabilities	1,457.1	1,505.5
Commitments and contingencies
EQUITY
Shareholders’ equity:
Preferred stock, no par value; 3 shares authorized; none outstanding	—	—
Common stock, no par value; 360.0 shares authorized; 259.5 and 259.2 shares issued and outstanding as of the end of the first quarter of fiscal 2015 and fiscal year end 2014, respectively	1,233.3	1,207.3
Retained earnings	1,234.5	1,211.0
Accumulated other comprehensive loss	(128.4)	(61.3)
Total Trimble Navigation Ltd. shareholders’ equity	2,339.4	2,357.0
Noncontrolling interests	1.2	11.8
Total equity	2,340.6	2,368.8
Total liabilities and equity	$3,797.7	$3,874.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	First Quarter of
(In millions, except per share amounts)	2015	2014
Revenue:
Product	$400.6	$442.6
Service	100.9	93.3
Subscription	81.1	68.8
Total revenue	582.6	604.7
Cost of sales:
Product	187.7	203.7
Service	41.4	34.2
Subscription	23.8	19.0
Amortization of purchased intangible assets	22.5	20.9
Total cost of sales	275.4	277.8
Gross margin	307.2	326.9
Operating expense
Research and development	87.2	76.4
Sales and marketing	96.5	97.4
General and administrative	64.7	57.4
Restructuring charges	1.1	0.3
Amortization of purchased intangible assets	18.2	19.7
Total operating expense	267.7	251.2
Operating income	39.5	75.7
Non-operating income, net
Interest expense, net	(6.4)	(3.7)
Foreign currency transaction gain (loss)	1.1	(0.1)
Income from equity method investments	3.0	3.5
Other income, net	7.0	13.1
Total non-operating income, net	4.7	12.8
Income before taxes	44.2	88.5
Income tax provision	10.2	20.4
Net income	34.0	68.1
Less: Net loss attributable to noncontrolling interests	(0.1)	(0.5)
Net income attributable to Trimble Navigation Ltd.	34.1	68.6
Basic income per share	$0.13	$0.26
Shares used in calculating basic income per share	259.4	259.8
Diluted income per share	$0.13	$0.26
Shares used in calculating diluted income per share	262.4	264.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	First Quarter of
	2015	2014
(In millions)
Net income	$34.0	$68.1
Foreign currency translation adjustments	(67.2)	(1.4)
Net unrealized actuarial gain	0.1	—
Comprehensive income (loss)	(33.1)	66.7
Less: Comprehensive loss attributable to noncontrolling interests	(0.1)	(0.5)
Comprehensive income (loss) attributable to Trimble Navigation Ltd.	$(33.0)	$67.2
See accompanying Notes to the Condensed Consolidated Financial Statements.

TRIMBLE NAVIGATION LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	First Quarter of
(In millions)	2015	2014
Cash flow from operating activities:
Net income	$34.0	$68.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8.7	7.5
Amortization expense	40.7	40.6
Provision for doubtful accounts	1.0	0.5
Deferred income taxes	(1.3)	(1.5)
Stock-based compensation	12.5	10.1
Income from equity method investments	(3.0)	(3.5)
Gain on an equity sale	—	(15.1)
Acquisition / divestiture (gain)/loss	(5.8)	1.7
Excess tax benefit for stock-based compensation	(0.7)	(10.2)
Provision for excess and obsolete inventories	0.8	1.1
Other non-cash items	11.0	(2.3)
Add decrease (increase) in assets:
Accounts receivable	(28.9)	(61.9)
Other receivables	4.9	(1.7)
Inventories	(6.4)	(13.4)
Other current and non-current assets	(8.0)	(2.2)
Add increase (decrease) in liabilities:
Accounts payable	11.2	10.5
Accrued compensation and benefits	(15.0)	(11.5)
Deferred revenue	49.4	47.1
Accrued warranty expense	(1.5)	0.4
Other liabilities	3.6	19.1
Net cash provided by operating activities	107.2	83.4
Cash flow from investing activities:
Acquisitions of businesses, net of cash acquired	(36.9)	(11.0)
Acquisitions of property and equipment	(10.6)	(13.6)
Purchases of equity method investments	(1.3)	—
Net proceeds from sale of business	12.6	—
Dividends received from equity method investments	—	12.4
Other	0.8	(2.0)
Net cash used in investing activities	(35.4)	(14.2)
Cash flow from financing activities:
Issuances of common stock, net of tax withholding	14.7	32.5
Repurchase and retirement of common stock	(12.6)	—
Excess tax benefit for stock-based compensation	0.7	10.2
Proceeds from debt and revolving credit lines	130.0	17.0
Payments on debt and revolving credit lines	(198.0)	(110.8)
Net cash used in financing activities	(65.2)	(51.1)
Effect of exchange rate changes on cash and cash equivalents	(8.9)	(0.1)
Net increase (decrease) in cash and cash equivalents	(2.3)	18.0
Cash and cash equivalents, beginning of period	148.0	147.2
Cash and cash equivalents, end of period	$145.7	$165.2

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
The Company has a 52-53 week fiscal year, ending on the Friday nearest to December 31, which for fiscal 2014 was January 2, 2015. The first quarter of fiscal 2015 and 2014 ended on April 3, 2015 and April 4, 2014, respectively. Both fiscal 2015 and 2014 are 52-week years. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The Condensed Consolidated Financial Statements include the results of the Company and its consolidated subsidiaries. Inter-company accounts and transactions have been eliminated. Noncontrolling interests represent the noncontrolling shareholders’ proportionate share of the net assets and results of operations of the Company’s consolidated subsidiaries.
The accompanying financial data for and as of the end of the first quarter of fiscal 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of fiscal year end 2014 is derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Trimble Navigation Limited for fiscal year 2014. The following discussion should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.
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
In the opinion of management, all adjustments necessary have been made to present a fair statement of results for the interim periods presented. The results of operations for the first quarter of fiscal 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Individual segment revenue may be affected by seasonal buying patterns and general economic conditions.
The Company has presented revenue and cost of sales separately for products, service and subscriptions. Product revenue includes primarily hardware, software licenses, parts and accessories; service revenue includes primarily hardware and software maintenance and support, training and professional services; subscription revenue includes software as a service (SaaS).
Historically, the Company allocated stock-based compensation to each segment. Beginning with the first quarter of fiscal 2015, the Company changed its methodology for allocating stock-based compensation to its segments. Stock-based compensation is shown in the aggregate within unallocated corporate expense and is not reflected in the segment results, which is consistent with the way the Chief Operating Decision Maker (CODM) evaluates each of the segment's performance and allocates resources. The Company has adjusted the presentation of previously reported segment information to conform to the current year methodology within Note 7.
NOTE 2. UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting polices during the first quarter of fiscal 2015 from those disclosed in the Company’s 2014 Form 10-K.
Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will amend the current revenue recognition guidance under U.S. GAAP. As currently issued, the new standard is effective beginning in the first quarter of fiscal 2017. In April 2015, the FASB agreed to propose a one-year deferral of the effective date for all entities, which would change the effectiveness for the Company to the beginning of fiscal 2018, with early adoption permitted. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is currently evaluating the effect of the updated standard on its consolidated financial statements and related disclosures.
In February 2015, the FASB issued amendments to the consolidation guidance. The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The standard is effective for the Company in fiscal 2016, although early adoption is permitted. The Company does not anticipate a material impact on its consolidated financial statements as a result of the amendments.
In April 2015, the FASB issued amendments to the guidance for debt issuance costs that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of being recorded as an asset. Amortization of the costs will continue to be reported as interest expense. The amendments are effective for the Company beginning in fiscal 2016. However, early adoption is permitted and the Company plans to adopt this standard in the fourth quarter of fiscal 2015. The new guidance will be applied retrospectively to each prior period presented. The Company does not anticipate a material impact on its consolidated financial statements as a result of this change.
NOTE 3. GAIN ON EQUITY SALE
In October, 2008, VirtualSite Solutions (VSS), a business formed by the Company and Caterpillar began operations. Originally, the Company had a 65% ownership and Caterpillar had a 35% ownership in VSS. VSS develops software for fleet management and connected worksite solutions for both Caterpillar and Trimble and in turn, sells software subscription services to Caterpillar and Trimble, which are sold through Caterpillar's and the Company's respective distribution channels. For financial reporting purposes, VSS’s assets and liabilities were consolidated with those of the Company, as were its results of operations, which were reported under the Engineering and Construction segment. Caterpillar’s 35% interest was included in the overall Consolidated Financial Statements as Noncontrolling interest.
Effective January 4, 2014, the Company sold 15% of its ownership in VSS to Caterpillar resulting in both the Company and Caterpillar owning 50% of the VSS joint venture. After the sale the Company no longer held a controlling interest in VSS. The sale of the 15% ownership resulted in the deconsolidation of VSS and a gain in the amount of $15.1 million in the first quarter of fiscal 2014. Of this amount, $8.5 million relates to the remeasurement of the Company's retained interest to fair value which was measured using a combination of the income and market approaches. The total gain is included in Other income, net on the Company's Condensed Consolidated Statements of Income. The Company's 50% investment in VSS is classified as an equity method investment.
NOTE 4. SHAREHOLDERS’ EQUITY
Stock Repurchase Activities
In August 2014, the Company’s Board of Directors approved a stock repurchase program (“2014 Stock Repurchase Program”), authorizing the Company to repurchase up to $300.0 million of Trimble’s common stock, replacing a stock repurchase program which had been in place since 2011. No shares of common stock were repurchased during the first quarter of fiscal 2014. During the first quarter of fiscal 2015, the Company repurchased approximately 478,000 shares of common stock in open market purchases, at an average price of $26.34 per share, for a total of $12.6 million. The purchase price was reflected as a decrease to common stock based on the average book value per share for all outstanding shares calculated at the time of each individual repurchase transaction. The excess of the purchase price over this average for each repurchase was charged to retained earnings. As a result, retained earnings was reduced by $10.4 million in the first quarter of fiscal 2015. Common stock repurchases under the program were recorded based upon the trade date for accounting purposes. All common shares repurchased under this program have been cancelled. At the end of the first quarter of fiscal 2015 the 2014 Stock Repurchase Program had remaining authorized funds of $237.4 million. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers, or by other means. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.
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
The following table summarizes stock-based compensation expense related to employee stock-based compensation (for all plans) included in the unaudited Condensed Consolidated Statements of Income for the first quarter of fiscal 2015 and 2014.

	First Quarter of
	2015	2014
(Dollars in millions)
Cost of sales	$0.9	$0.7
Research and development	2.2	1.5
Sales and marketing	2.3	1.9
General and administrative	7.1	6.0
Total operating expenses	11.6	9.4
Total stock-based compensation expense	$12.5	$10.1
Fair Value of Trimble Options
Stock option expense recognized in the unaudited Condensed Consolidated Statements of Income is based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company’s compensation expense for stock options is recognized on a straight-line basis over the vesting period, typically four to five years. The fair values for stock options are estimated on the date of grant using the binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. In addition, the binomial model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted during the first quarter of fiscal 2015 and 2014, the following weighted average assumptions were used:

	First Quarter of
	2015	2014
Expected dividend yield	—	—
Expected stock price volatility	35.5%	35.4%
Risk free interest rate	1.3%	0.9%
Expected life of options	4.0 years	3.8 years
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
NOTE 5. BUSINESS COMBINATIONS
During first quarter of fiscal 2015, the Company acquired four businesses, all with cash consideration, in its Engineering and Construction and Mobile Solutions segments. The Condensed Consolidated Statements of Income include the operating results of the businesses from the dates of acquisition. The acquisitions were not significant individually or in the aggregate. The purchase prices ranged from less than $3.0 million to $17.0 million. The largest acquisitions were of a company that provides scheduling software for linear infrastructure projects and a provider of forestry enterprise and mobile software solutions for logistics and harvest operations. In the aggregate, the businesses acquired during the first quarter of fiscal 2015 collectively contributed less than one percent to the Company's total revenue during the first quarter of fiscal 2015.
The Company determined the total consideration paid for each of its acquisitions as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. For certain acquisitions completed in the last three quarters of fiscal 2014 and the first quarter of fiscal 2015, the fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with certain purchase agreements, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus the provisional measurements of fair value are subject to change. Such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.
The fair value of identifiable assets acquired and liabilities assumed were determined under the acquisition method of accounting for business combinations. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Acquisition costs directly related to the acquisitions of $2.8 million and $1.4 million for the first quarter of fiscal 2015 and 2014, respectively, were expensed as incurred and were included in General and administrative expense in the Condensed Consolidated Statements of Income.
The following table summarizes the Company’s business combinations completed during the first quarter of fiscal 2015.

First Quarter of
2015
(Dollars in millions)
Fair value of total purchase consideration	$37.8
Fair value of net liabilities acquired	1.3
Identified intangible assets	17.8
Deferred taxes	(3.2)
Goodwill	$21.9

Intangible Assets
Intangible Assets consisted of the following:

As of	First Quarter of Fiscal 2015			Fiscal Year End 2014
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed product technology	$758.1	$(459.8)	$298.3	$770.4	$(445.4)	$325.0
Trade names and trademarks	50.5	(35.0)	15.5	51.2	(33.9)	17.3
Customer relationships	435.5	(225.6)	209.9	455.0	(226.8)	228.2
Distribution rights and other intellectual properties	77.8	(55.3)	22.5	78.5	(54.5)	24.0
	$1,321.9	$(775.7)	$546.2	$1,355.1	$(760.6)	$594.5
The estimated future amortization expense of purchased intangible assets as of the end of the first quarter of fiscal 2015 was as follows:

(Dollars in millions)
2015 (Remaining)	$118.0
2016	140.5
2017	117.5
2018	89.0
2019	47.8
Thereafter	33.4
Total	$546.2
Goodwill
The changes in the carrying amount of goodwill by segment for the first quarter of fiscal 2015 were as follows:

	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Balance as of fiscal year end 2014	$1,186.0	$96.0	$796.0	$23.2	$2,101.2
Additions due to acquisitions	11.8	—	10.1	—	21.9
Purchase price adjustments	(0.1)	1.6	—	—	1.5
Foreign currency translation adjustments	(44.2)	(3.3)	(3.6)	(1.1)	(52.2)
Divestiture	(13.0)	—	—	—	(13.0)
Balance as of the end of the first quarter of fiscal 2015	$1,140.5	$94.3	$802.5	$22.1	$2,059.4
NOTE 6. INVENTORIES
Inventories, net, consisted of the following:

	First Quarter of	Fiscal Year End
As of	2015	2014
(Dollars in millions)
Raw materials	$98.7	$116.8
Work-in-process	5.2	4.8
Finished goods	172.1	156.5
Total inventories, net	$276.0	$278.1

Finished goods includes $10.4 million as of the end of the first quarter of fiscal 2015 and $9.4 million as of fiscal year end 2014 for costs that have been deferred in connection with deferred revenue arrangements.
NOTE 7. SEGMENT INFORMATION
To achieve distribution, marketing, production and technology advantages, the Company manages its operations in the following four segments:

•
Engineering and Construction — Consists of hardware, software and services solutions for a variety of applications including:  survey, heavy civil and building construction; infrastructure, geospatial, railway, mining and utilities.

•	Field Solutions — Consists of hardware, software and services solutions for applications including agriculture, mapping and geographic information systems (GIS), utilities, and energy distribution.

•	Mobile Solutions — Consists of hardware, software and services solutions that enable end-users to monitor and manage their mobile work, mobile workers and mobile assets.

•
Advanced Devices — The various operations that comprise this segment are aggregated on the basis that these operations, taken as a whole, do not exceed 10% of the Company’s total revenue, operating income or assets. This segment is comprised of the Embedded Technologies and Timing, Military and Advanced Systems, Applanix, Trimble Outdoors, and ThingMagic businesses.

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
The following table presents revenue, operating income, depreciation expense and identifiable assets for the four segments. Operating income is revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs and restructuring costs. The identifiable assets that the CODM views by segment are accounts receivable, inventories and goodwill.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
First Quarter of Fiscal 2015
Segment revenue	$299.3	$115.3	$128.2	$39.8	$582.6
Operating income	37.0	40.6	20.5	15.2	113.3
Depreciation expense	3.6	0.3	1.3	0.1	5.3
First Quarter of Fiscal 2014
Segment revenue	$309.3	$138.2	$118.6	$38.6	$604.7
Operating income	61.1	53.7	17.3	12.2	144.3
Depreciation expense	3.1	0.2	1.2	0.2	4.7
As of the end of First Quarter of Fiscal 2015
Accounts receivable	$218.7	$71.8	$65.7	$26.8	$383.0
Inventories	192.8	44.2	15.3	23.7	276.0
Goodwill	1,140.5	94.3	802.5	22.1	2,059.4
As of Fiscal Year End 2014
Accounts receivable	$227.7	$51.6	$62.9	$19.8	$362.0
Inventories	185.2	51.0	26.1	15.8	278.1
Goodwill	1,186.0	96.0	796.0	23.2	2,101.2
Historically, the Company allocated stock-based compensation to each segment. Beginning with the first quarter of fiscal 2015, the Company changed its methodology for allocating stock-based compensation to its segments. Stock-based compensation is shown in the aggregate within unallocated corporate expense and not reflected in the segment results, which is consistent with the way the CODM evaluates each of the segment's performance and allocates resources. The Company has adjusted the presentation of segment information for the first quarter of fiscal 2014 to conform to the current year methodology. The following table shows the amount of stock-based compensation that had been previously allocated to the business segments in the first quarter of fiscal 2014 and the impact to those segments' Operating income.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
Operating income	$61.1	$53.7	$17.3	$12.2	$144.3
Previously allocated stock-based compensation	(3.6)	(0.8)	(1.1)	(0.5)	(6.0)
Previously reported operating income	$57.5	$52.9	$16.2	$11.7	$138.3
A reconciliation of the Company’s consolidated segment operating income to consolidated income before income taxes is as follows:

	First Quarter of
	2015	2014
(Dollars in millions)
Consolidated segment operating income	$113.3	$144.3
Unallocated corporate expense	(30.3)	(26.6)
Amortization of purchased intangible assets	(40.7)	(40.6)
Acquisition costs	(2.8)	(1.4)
Consolidated operating income	39.5	75.7
Non-operating income, net	4.7	12.8
Consolidated income before taxes	$44.2	$88.5

NOTE 8. DEBT, COMMITMENTS AND CONTINGENCIES
Debt consisted of the following:

	First Quarter of	Fiscal Year End
As of	2015	2014
(Dollars in millions)
Notes	$400.0	$400.0
Unamortized discount on Notes	(3.0)	(3.2)
Credit Facilities:
2014 Credit facility	133.0	277.0
Uncommitted facilities	133.0	57.0
Promissory notes and other debt	0.4	7.6
Total debt	663.4	738.4
Less current portion of long-term debt	133.1	64.4
Non-current portion	$530.3	$674.0
Notes
On October 30, 2014, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the issuance of senior debt securities. On November 24, 2014, the Company issued $400.0 million of Senior Notes (“Notes”) under the shelf registration statement. Net proceeds from the offering were $396.9 million after deducting the 0.795% discount on the public offering price. The Company recognized $3.0 million of debt issuance costs associated with the issuance of the Notes, including an underwriting discount of $2.6 million. The discount and debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Notes. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears in cash on December 1 and June 1 of each year, beginning on June 1, 2015. The Notes are classified as long-term in the Condensed Consolidated Balance Sheet.
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
Credit Facilities
2014 Credit Facility
On November 24, 2014, the Company entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”). The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion and a letter of credit sub-facility of up to $50.0 million. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outstanding balance of $133.0 million is classified as long-term in the Condensed Consolidated Balance Sheet.
The 2014 Credit Facility replaced the Company's previous 2012 Credit Facility comprised of a five-year revolving loan facility of $700.0 million and a five-year $700.0 million term loan facility. Upon entering into the 2014 Credit Facility, the Company recognized $1.6 million of debt issuance costs associated with the 2014 Credit Facility. The remaining unamortized debt issuance costs associated with the 2012 Credit Facility and the new debt issuance costs associated with the 2014 Credit Facility are being amortized to interest expense using the effective interest rate method over the term of the 2014 Credit Facility.
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
The 2014 Credit Facility contains various customary representations and warranties by the Company, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict the Company's ability to create liens and enter into sale and leaseback transactions, and that restrict its subsidiaries’ ability to incur indebtedness. Further, the 2014 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, the Company must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. The Company must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, the Company may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. The Company was in compliance with these covenants at the end of the first quarter of fiscal 2015.

The 2014 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate the Company's obligations under the 2014 Credit Facility, except that acceleration will be automatic in the case of bankruptcy and insolvency events of default.
The interest rate on the non-current debt outstanding under the credit facilities was 1.43% and 1.42% at the end of the first quarter of fiscal 2015 and fiscal year end 2014, respectively.
Uncommitted Facilities
The Company also has two $75 million revolving credit facilities which are uncommitted (the "Uncommitted Facilities"). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The interest rate on the Uncommitted Facilities is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and the Company. The $133.0 million outstanding at the end of the first quarter of fiscal 2015 and the $57.0 million outstanding at the end of fiscal 2014 under the Uncommitted Facilities are classified as short-term in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.12% at the end of the first quarter of fiscal 2015 and 1.15% at the end of fiscal 2014.
Promissory Notes and Other Debt
At the end of the first quarter of fiscal 2015 and the end of fiscal 2014, the Company had promissory notes and other notes payable totaling approximately $0.4 million and $7.6 million, respectively, of which less than $0.4 million for both periods was classified as long-term in the Consolidated Balance Sheet.
Debt Maturities
At the end of the first quarter of fiscal 2015, the Company's debt maturities based on outstanding principal were as follows (dollars in millions):

Year Payable
2015 (Remaining)	$133.1
2016	—
2017	0.1
2018	—
2019	133.0
Thereafter	400.2
Total	$666.4
Leases and Other Commitments
The estimated future minimum operating lease commitments as of the end of the first quarter of fiscal 2015 are as follows (dollars in millions):

2015 (Remaining)	$26.5
2016	25.2
2017	19.8
2018	14.8
2019	12.8
Thereafter	34.7
Total	$133.8
As of the end of the first quarter of fiscal 2015, the Company had unconditional purchase obligations of approximately $124.7 million. These unconditional purchase obligations primarily represent open non-cancelable purchase orders for material purchases with the Company’s vendors. Purchase obligations exclude agreements that are cancelable without penalty.
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

	Fair Values as of the end of the First Quarter of Fiscal 2015				Fair Values as of Fiscal Year End 2014
(Dollars in millions)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Deferred compensation plan assets (1)	$20.7	$—	$—	$20.7	$19.2	$—	$—	$19.2
Derivative assets (2)	—	1.8	—	1.8	—	2.9	—	2.9
Contingent consideration assets (3)	—	—	8.3	8.3	—	—	8.3	8.3
Total	$20.7	$1.8	$8.3	$30.8	$19.2	$2.9	$8.3	$30.4
Liabilities
Deferred compensation plan liabilities (1)	$20.7	$—	$—	$20.7	$19.2	$—	$—	$19.2
Derivative liabilities (2)	—	1.0	—	1.0	—	1.4	—	1.4
Contingent consideration liabilities (4)	—	—	2.3	2.3	—	—	3.7	3.7
Total	$20.7	$1.0	$2.3	$24.0	$19.2	$1.4	$3.7	$24.3

(1)
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

(2)
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

(3)
Contingent consideration assets represents arrangements for buyers to pay the Company for certain businesses that it has divested. The fair value is determined based on the Company's expectations of future receipts. The minimum amount to be received under these arrangements is $4.2 million. Contingent consideration assets are included in Other receivables and Other non-current assets on the Company's Condensed Consolidated Balance Sheets.

(4)
Contingent consideration liabilities represent arrangements to pay the former owners of certain companies that Trimble acquired. The undiscounted maximum payment under the arrangements is $10.5 million at the end of the first quarter of fiscal 2015, based on estimated future revenues or other milestones based on quantities sold. Contingent consideration liabilities are included in Other current liabilities and Other non-current liabilities on the Company's Condensed Consolidated Balance Sheets.

Additional Fair Value Information
The following table provides additional fair value information relating to the Company’s financial instruments outstanding:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of	First Quarter of Fiscal 2015		Fiscal Year End 2014
(Dollars in millions)
Assets:
Cash and cash equivalents	$145.7	$145.7	$148.0	$148.0
Liabilities:
Notes	$400.0	$422.6	$400.0	$396.9
Credit facilities	133.0	133.0	277.0	277.0
Uncommitted facilities	133.0	133.0	57.0	57.0
Promissory notes and other debt	0.4	0.4	7.6	7.6
The fair value of cash and cash equivalents is based on quoted prices in active markets for identical assets or liabilities, and is categorized as Level I in the fair value hierarchy. The fair value of the Notes was determined based on observable market prices in less active markets and is categorized accordingly as Level II in the fair value hierarchy. The fair value of the bank borrowings and promissory notes has been calculated using an estimate of the interest rate the Company would have had to pay on the issuance of notes with a similar maturity and discounting the cash flows at that rate, and is categorized as Level II in the fair value hierarchy. The fair values do not give an indication of the amount that the Company would currently have to pay to extinguish any of this debt.
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
Changes in the Company’s product warranty liability during the first quarter of fiscal 2015 are as follows:

(Dollars in millions)
Balance as of fiscal year end 2014	$20.6
Acquired warranties	0.1
Accruals for warranties issued	3.0
Changes in estimates	1.2
Warranty settlements (in cash or in kind)	(5.9)
Balance as of the end of the first quarter of fiscal 2015	$19.0
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
The following table shows the computation of basic and diluted income per share:

	First Quarter of
	2015	2014
(In millions, except per share amounts)
Numerator:
Net income attributable to Trimble Navigation Ltd.	$34.1	$68.6
Denominator:
Weighted average number of common shares used in basic income per share	259.4	259.8
Effect of dilutive securities	3.0	5.0
Weighted average number of common shares and dilutive potential common shares used in diluted income per share	262.4	264.8
Basic income per share	$0.13	$0.26
Diluted income per share	$0.13	$0.26
For the first quarter of fiscal 2015 and 2014, the Company excluded 5.0 million and 0.1 million shares of outstanding stock options, respectively, from the calculation of diluted income per share because their effect would have been antidilutive.
NOTE 12. INCOME TAXES
In the first quarter of fiscal 2015, the Company’s effective income tax rate was 23%, consistent with the first quarter of fiscal 2014. Although the effective tax rate was the same for both years, the first quarter of fiscal 2015 had a higher geographic mix of pre-tax income in the U.S., partially offset by a tax benefit from the release of unrecognized tax benefits resulting from the closing of a foreign tax audit. The first quarter of fiscal 2014 had a lower geographic mix of pre-tax income in the U.S. and the tax effect of a gain on a partial equity sale of VSS.
Historically, the Company's effective tax rate has been lower than the U.S. federal statutory rate of 35% primarily due to favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. The Company has not provided U.S. taxes for all of such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
The Company and its subsidiaries are subject to U.S. federal and state, and foreign income tax. The Company is currently in different stages of multiple year examinations by the Internal Revenue Service(“IRS”) as well as various state and foreign taxing authorities.
In the first quarter of 2015, the Company received a Notice of Proposed Adjustment from the IRS for the fiscal years ended 2010 and 2011. The proposed adjustments primarily relate to the valuations of intercompany transfers of acquired intellectual property. The assessments of tax, interest and penalties for the years in question total $67.0 million. The Company does not agree with the IRS position and has filed a protest with the IRS Appeals Office in April 2015. No payments have been made on the assessment and the Company intends to vigorously contest the IRS position.
Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits within the next twelve months. The unrecognized tax benefits of $43.7 million and $45.6 million as of the end of the first quarter of fiscal 2015 and fiscal year end 2014, respectively, if recognized, would favorably affect the effective income tax rate in future periods. Unrecognized tax benefits are recorded in Other non-current liabilities and in the deferred tax accounts in the accompanying Condensed Consolidated Balance Sheets.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties as of the end of the first quarter of fiscal 2015 and fiscal year end 2014, of $5.2 million and $4.7 million, respectively, which were recorded in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 13. LITIGATION
On August 9, 2013, Harbinger Capital Partners, LLC and additional plaintiffs (the "Harbinger Plaintiffs") filed a lawsuit against Deere & Co., Garmin International, Inc., the Company and two other defendants in the U.S. District Court in Manhattan in connection with the Harbinger Plaintiffs’ investment in LightSquared. The Harbinger Plaintiffs allege, among other things, fraud and negligent misrepresentation, claiming that the defendants were aware of material facts that caused the Federal Communications Commission to take adverse action against LightSquared and affirmatively misrepresented and failed to disclose those facts prior to the Harbinger Plaintiffs’ investment in LightSquared. The Harbinger Plaintiffs seek $1.9 billion in damages from the defendants.

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
On March 12, 2015, Rachel Thompson filed a putative class action complaint in California Superior Court against the Company, the members of its Board of Directors, and JP Morgan Chase Bank.  The suit alleges that the Company’s Board of Directors breached their fiduciary obligations to the Company’s shareholders by entering into a credit agreement with JP Morgan Chase Bank that contains certain change of control provisions that plaintiff contends are disadvantageous to shareholders.  The complaint seeks declaratory relief, injunctive relief and costs of the action, including attorney's fees, but does not seek monetary damages. The Company intends to vigorously contest these claims.
From time to time, the Company is also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company's or its subsidiaries' property is subject.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements include, among other things:

•	the portion of our revenue coming from sales to international customers;

•	seasonal fluctuations in our construction and agricultural equipment business revenues, and macroeconomic conditions and business conditions in the markets we serve;

•
our plans to continue to invest in research and development at a rate consistent with our past, to develop and introduce new products, and to improve our competitive position, and to enter new markets;

•	our belief that increases in recurring revenue from our software and solutions will provide us with enhanced business visibility over time;

•	our potential exposure in connection with pending proceedings;

•
our belief that our cash and cash equivalents, together with borrowings under our 2014 Credit Facility, will be sufficient to meet our anticipated operating cash needs, debt service, planned capital expenditures, and stock purchases under the stock repurchase program for at least the next twelve months;

•	our expectation that planned capital expenditures will constitute a partial use of our cash resources; and

•	fluctuations in interest rates.
The forward-looking statements regarding future events and the future results of Trimble Navigation Limited (“Trimble” or “the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts, and projections about the industries in which Trimble operates and the beliefs and assumptions of the management of Trimble. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements, and events to differ materially from those implied by such forward-looking statements, including but not limited to those discussed in “Risk Factors” below and elsewhere in this report, as well as in the Company’s Annual Report on Form 10-K for fiscal year 2014 and in other reports Trimble files with the Securities and Exchange Commission, each as it may be amended from time to time. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We reserve the right to update these forward-looking statements for any reason, including the occurrence of material events, but assume no duty to update these statements to reflect subsequent events.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our significant accounting polices during the first quarter of fiscal 2015 from those disclosed in our 2014 Form 10-K.
Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will amend the current revenue recognition guidance under U.S. GAAP. As currently issued, the new standard is effective beginning in the first quarter of fiscal 2017. In April 2015, the FASB agreed to propose a one-year deferral of the effective date for all entities, which would change the effectiveness for us to the beginning of fiscal 2018, with early adoption permitted. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are currently evaluating the effect of the updated standard on our consolidated financial statements and related disclosures.
In February 2015, the FASB issued amendments to the consolidation guidance. The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The standard is effective for us in fiscal 2016, although early adoption is permitted. We don't not anticipate a material impact on our consolidated financial statements as a result of the amendments.

In April 2015, the FASB issued amendments to the guidance for debt issuance costs that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of being recorded as an asset. Amortization of the costs will continue to be reported as interest expense. The amendments are effective for us beginning in fiscal 2016. However, early adoption is permitted and our plan is to adopt this standard in the fourth quarter of fiscal 2015. The new guidance will be applied retrospectively to each prior period presented. We don't anticipate a material impact on our consolidated financial statements as a result of this change.
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

•
Domain knowledge and technological innovation that benefit a diverse customer base - We have over time redefined our technological capabilities from hardware-driven point solutions to integrated work process solutions by developing domain expertise and heavily reinvesting in R&D, capex and acquisitions. We have been spending approximately 13% of revenue historically on R&D and currently hold over 1,000 unique patents. We intend to continue to leverage our divisional structure to take advantage of our technology portfolio and deep domain knowledge to quickly and cost-effectively deliver specific, targeted solutions to each of the verticals we serve. We look for opportunities where the need for technological change is high and which have a requirement for the integration of multiple technologies into complete vertical solutions.

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

•
Geographic expansion with localization strategy - We view international expansion as an important element of our strategy and we continue to position ourselves in geographic markets that will serve as important sources of future growth. We currently have a physical presence in over 35 countries and third party representation in over 100 countries. In the first quarter of fiscal 2015, 52% of our sales occurred in countries outside of the U.S.

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

For the first quarter of 2015, revenue was down 4% as compared to the first quarter of 2014. The decline in revenue came primarily from softness in our Field Solutions and Engineering and Construction segments. Geographically, performance in the first quarter was mixed. North America, Europe, and Rest of World were down year over year, although Europe growth was positive, excluding foreign currency impacts. Asia-Pacific was up slightly. Within the quarter we continued to experience a shift in revenue towards a more significant mix of software, recurring revenue, and services, driven both by organic growth and acquisitions.

During the first quarter of 2015, the company completed acquisitions for total consideration of $34.6 million. We acquired privately-held Fifth Element, a provider of forestry enterprise and mobile software solutions for logistics and harvest operations in Espoo, Finland. Fifth Element expands our forestry presence in Northern Europe, one of the largest forestry regions globally. Fifth Element's performance is reported under our Mobile Solutions business segment. We also acquired privately-held Linear project GMBH, a provider of scheduling software for linear infrastructure projects. Linear project's TILOS time and location planning software is used worldwide and is ideal for highways, railways, pipelines, tunnels, water engineering, transmission line construction and other linear civil engineering projects. Linear Project's performance is reported under our Engineering and Construction business segment.
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

	First Quarter of
	2015	2014
(Dollars in millions)
Revenue:
Product	$400.6	$442.6
Service	100.9	93.3
Subscription	81.1	68.8
Total revenue	$582.6	$604.7
Gross margin	$307.2	$326.9
Gross margin %	52.7%	54.1%
Operating income	$39.5	$75.7
Operating income %	6.8%	12.5%
Revenue
In the first quarter of fiscal 2015, total revenue decreased by $22.1 million or 4%, as compared to the first quarter of fiscal 2014. Of this decrease, product revenue decreased $42.0 million or 9%, service revenue increased $7.6 million or 8%, and subscription revenue increased $12.3 million or 18%. The product revenue decrease was primarily within Field Solutions and Engineering and Construction, partially offset by Mobile Solutions. Service and subscription increases were due to acquisitions within Engineering and Construction which were not applicable in the prior period, and to a lesser extent, organic growth in Engineering and Construction and Mobile Solutions. We consider organic growth to include all revenue except for revenue associated with acquisitions made within the last four quarters.
On a segment basis, Engineering and Construction revenue for the first quarter of fiscal 2015 decreased $10.0 million or 3% and Field Solutions decreased $22.9 million or 17%, partially offset by an increase in Mobile Solutions of $9.6 million or 8% and Advanced Devices of $1.2 million or 3%, as compared to the first quarter of fiscal 2014. The decline in Engineering and Construction was primarily driven by negative foreign currency effects due to the weakening Euro, weather conditions, and the impact of oil prices on regional economies, primarily in Geospatial and to a lesser extent, Construction markets. The decline in Engineering and Construction was partially offset by acquisitions not applicable in the prior year. The decline in Field Solutions revenue was primarily due to softness in agricultural markets and to a lesser extent, GIS and foreign currency effects. Mobile Solutions increased due to continued growth in the transportation and logistics market. Advanced Devices revenue increased slightly primarily due to stronger sales of embedded components and inertial/GNSS positioning and orientation systems.
Gross Margin
Gross margin varies due to a number of factors including product mix, pricing, distribution channel, production volumes and foreign currency translations.
Gross margin decreased by $19.7 million for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, primarily due to decreased revenue in Engineering and Construction and Field Solutions, partially offset by Mobile Solutions. Gross margin as a percentage of total revenue for the first quarter of fiscal 2015 was 52.7%, as compared to 54.1% for the corresponding period of fiscal 2014. The decrease was primarily due to Engineering and Construction, partially offset by Mobile Solutions.
Operating Income
Operating income decreased by $36.2 million for the first quarter of fiscal 2015, as compared to the corresponding period of fiscal 2014. Operating income as a percentage of total revenue was 6.8% for the first quarter of fiscal 2015, as compared to 12.5% for the corresponding period of fiscal 2014.
The decrease in operating income and operating income percentage for the first quarter of fiscal 2015 was primarily due to revenue shortfalls in Engineering and Construction and Field Solutions as well as a gross margin percentage decrease in Engineering and Construction. Acquisitions also contributed to the operating income decrease, particularly within Engineering and Construction.
Results by Segment
To achieve distribution, marketing, production and technology advantages in our targeted markets, we manage our operations in the following four segments: Engineering and Construction, Field Solutions, Mobile Solutions and Advanced Devices. Operating income equals net revenue less cost of sales and operating expense, excluding general corporate expense, amortization of purchased intangible assets, stock-based compensation, amortization of acquisition-related inventory step-up, acquisition costs and restructuring costs. Operating leverage is defined as an increase in operating income as a percentage of the increase in revenue.

The following table is a summary of revenue and operating income by segment:

	First Quarter of
	2015	2014
(Dollars in millions)
Engineering and Construction
Revenue	$299.3	$309.3
Segment revenue as a percent of total revenue	51%	51%
Operating income	$37.0	$61.1
Operating income as a percent of segment revenue	12%	20%
Field Solutions
Revenue	$115.3	$138.2
Segment revenue as a percent of total revenue	20%	23%
Operating income	$40.6	$53.7
Operating income as a percent of segment revenue	35%	39%
Mobile Solutions
Revenue	$128.2	$118.6
Segment revenue as a percent of total revenue	22%	20%
Operating income	$20.5	$17.3
Operating income as a percent of segment revenue	16%	15%
Advanced Devices
Revenue	$39.8	$38.6
Segment revenue as a percent of total revenue	7%	6%
Operating income	$15.2	$12.2
Operating income as a percent of segment revenue	38%	32%
Historically, we allocated stock-based compensation to each segment. Beginning with the first quarter of fiscal 2015, we changed our methodology for allocating stock-based compensation to our segments. Stock-based compensation is shown in the aggregate within unallocated corporate expense and is not reflected in the segment results, which is consistent with the way the CODM evaluates each of the segment's performance and allocates resources. The change in the allocation of stock-based compensation is designed to help ensure that business segment results reflect only those items that are directly attributable to that segment’s performance. We have adjusted the presentation of segment information for the first quarter of fiscal 2014 to conform to the current year methodology. The following table shows the amount of stock-based compensation that had been previously allocated to the business segments in the first quarter of fiscal 2014 and the impact to those segments' Operating income.

	Reporting Segments
	Engineering and Construction	Field Solutions	Mobile Solutions	Advanced Devices	Total
(Dollars in millions)
First Quarter of Fiscal 2014
Operating income	$61.1	$53.7	$17.3	$12.2	$144.3
Previously allocated stock-based compensation	(3.6)	(0.8)	(1.1)	(0.5)	(6.0)
Previously reported operating income	$57.5	$52.9	$16.2	$11.7	$138.3
A reconciliation of our consolidated segment operating income to consolidated income before taxes follows:

	First Quarter of
	2015	2014
(Dollars in millions)
Consolidated segment operating income	$113.3	$144.3
Unallocated corporate expense	(30.3)	(26.6)
Amortization of purchased intangible assets	(40.7)	(40.6)
Acquisition costs	(2.8)	(1.4)
Consolidated operating income	39.5	75.7
Non-operating income, net	4.7	12.8
Consolidated income before taxes	$44.2	$88.5
Engineering and Construction
Engineering and Construction revenue decreased by $10.0 million or 3% for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. Segment operating income decreased by $24.1 million or 39% for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014.
The revenue decrease for the first quarter of fiscal 2015 was primarily driven by the weakening Euro, weather conditions in the U.S and the impact that oil prices had on regional economies, primarily in Geospatial and to a lesser extent, Construction markets. These decreases were partially offset by acquisition revenue not applicable in the prior year. The operating income decrease was primarily due to decreased revenue and lower gross margin with the largest impact from product mix. Acquisitions also contributed to the decrease in operating income with the biggest impact from Manhattan Software, acquired in August 2014, due primarily to post acquisition revenue recognition accounting challenges and project completions. To the extent these trends continue, our results of operations will be further impacted.
Field Solutions
Field Solutions revenue decreased by $22.9 million or 17% for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. Segment operating income decreased by $13.1 million or 24% for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014.
Field Solutions revenue and operating income decreased for the first quarter of fiscal 2015, primarily due to continued softness in agriculture markets, consistent with prior quarters, and to a lesser extent, GIS. The biggest drop was in North America. Negative foreign currency effects also contributed to the revenue and operating income decrease. On a macroeconomic level, commodity prices and farmer income are still down. To the extent these trends continue, our results of operations will be further impacted.
Mobile Solutions
Mobile Solutions revenue increased by $9.6 million or 8% for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. Segment operating income increased by $3.2 million or 18% for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014.
Mobile Solutions revenue increased for the first quarter of fiscal 2015, primarily due to continued organic growth in the transportation and logistics market, which focuses on enterprise solutions. The majority of the sales are in the U.S., however there is continuing focus on geographic expansion. Operating income increased due to increased revenue and product mix, including higher margin software, maintenance and subscription revenue, as well as product cost reductions, partially offset by higher operating expenses.

Advanced Devices
Advanced Devices revenue increased by $1.2 million or 3% for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. Segment operating income increased by $3.0 million or 25% for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014.
Advanced Devices revenue and operating income increased for the first quarter of fiscal 2015, primarily due to increased sales of embedded components and inertial/GNSS positioning and orientation systems. Operating income increased due to increased revenue and strong operating leverage.
Research and Development, Sales and Marketing and General and Administrative Expense
Research and development (R&D), sales and marketing (S&M) and general and administrative (G&A) expense are summarized in the following table:

	First Quarter of
	2015	2014
(Dollars in millions)
Research and development	$87.2	$76.4
Percentage of revenue	15%	13%
Sales and marketing	$96.5	$97.4
Percentage of revenue	17%	16%
General and administrative	$64.7	$57.4
Percentage of revenue	11%	9%
Total	$248.4	$231.2
Percentage of revenue	43%	38%
Overall, R&D, S&M and G&A expense increased by approximately $17.2 million for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014.
Research and development expense increased by $10.8 million for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. Research and development spending overall was at approximately 15% of revenue in the first quarter of fiscal 2015 and was approximately 13% of revenue in the first quarter of fiscal 2014. The cost of software developed for external sale subsequent to reaching technical feasibility was not material and was expensed as incurred.
The increase in R&D expense in the first quarter of fiscal 2015, as compared to the corresponding period of fiscal 2014 was primarily due to a $7.0 million increase in compensation related expense due to headcount increases, the inclusion of $4.4 million in expense from acquisitions not applicable in the prior corresponding period and a $4.7 million increase in other expense, partially offset by a $5.3 million decrease due to the favorable effects of changes in foreign currency exchange rates.
We believe that the development and introduction of new products are critical to our future success and we expect to continue active development of new products.
Sales and marketing expense decreased by $0.9 million for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. Sales and marketing spending overall was at approximately 17% of revenue in the first quarter of fiscal 2015 and was approximately 16% of revenue in the first quarter of fiscal 2014.
The decrease in Sales and marketing expense in the first quarter of fiscal 2015, as compared to the corresponding period of fiscal 2014 was primarily due to a $5.9 million decrease from favorable foreign currency exchange rates and a $2.5 million decrease in other expense, partially offset by a $2.1 million increase in compensation related expense due to headcount increases, and the inclusion of $5.4 million in expense from acquisitions not applicable in the prior period.
Our future growth will depend in part on the timely development and continued viability of the markets in which we currently compete, as well as our ability to continue to identify and develop new markets for our products.
General and administrative expense increased by $7.3 million for the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. General and administrative spending overall was at approximately 11% of revenue in the first quarter of fiscal 2015 as compared to 9% in the first quarter of fiscal 2014.

The increase in G&A expenses in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014 was primarily due to the inclusion of $7.0 million in expense from acquisitions not applicable in the prior period, a $1.4 million increase in compensation related expense due to headcount increases and a $1.3 million increase in other expense, partially offset by a $2.4 million decrease from the favorable effects of changes in foreign currency exchange rates.
Amortization of Purchased Intangible Assets
Amortization of purchased intangible assets was $40.7 million in the first quarter of fiscal 2015, as compared to $40.6 million in the first quarter of fiscal 2014. Of the total $40.7 million in the first quarter of fiscal 2015, $18.2 million is presented as a separate line within Operating expense and $22.5 million is presented as a separate line within Cost of sales in our Condensed Consolidated Statements of Income. The expense reflects acquisitions not included in the first quarter of fiscal 2014 offset by the expiration of amortization for prior acquisitions. As of the end of the first quarter of fiscal 2015 future amortization of intangible assets is expected to be $118.0 million during the remainder of fiscal 2015, $140.5 million during 2016, $117.5 million during 2017, $89.0 million during 2018, $47.8 million during 2019 and $33.4 million thereafter.
Non-operating Income, Net
The components of Non-operating income, net, were as follows:

	First Quarter of
	2015	2014
(Dollars in millions)
Interest expense, net	$(6.4)	$(3.7)
Foreign currency transaction gain (loss)	1.1	(0.1)
Income from equity method investments, net	3.0	3.5
Other income, net	7.0	13.1
Total non-operating income, net	$4.7	$12.8
Non-operating income, net decreased $8.1 million for the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. The decrease was primarily due to higher interest expense, and a gain on a partial equity sale of Virtual Site Solutions (VSS) included in the first quarter of fiscal 2014, partially offset by a gain in foreign currency transaction fluctuations.
Income Tax Provision
Our effective income tax rate for the first quarter of fiscal 2015 was 23%, consistent with the first quarter of fiscal 2014. Although the effective tax rate was the same for both years, the first quarter of fiscal 2015 had a higher geographic mix of pre-tax income in the U.S., partially offset by a tax benefit from the release of unrecognized tax benefits resulting from the closing of a foreign tax audit. The first quarter of fiscal 2014 had a lower geographic mix of pre-tax income in the U.S. and the tax effect of a gain on a partial equity sale of VSS.
Historically, our effective tax rate has been lower than the U.S. federal statutory rate of 35% primarily due to the favorable tax rates associated with certain earnings from operations in lower-tax jurisdictions. We have not provided U.S. taxes for such earnings due to the indefinite reinvestment of some of those earnings outside the U.S.
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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements were not material and no liabilities have been recorded for these obligations on the Condensed Consolidated Balance Sheets as of the end of the first quarter of fiscal 2015 and fiscal year end 2014.
LIQUIDITY AND CAPITAL RESOURCES

	First Quarter of	Fiscal Year End
As of	2015	2014
(In millions)
Cash and cash equivalents	$145.7	$148.0
Total debt	663.4	738.4

	First Quarter of
	2015	2014
(In millions)
Cash provided by operating activities	$107.2	$83.4
Cash used in investing activities	(35.4)	(14.2)
Cash used in financing activities	(65.2)	(51.1)
Effect of exchange rate changes on cash and cash equivalents	(8.9)	(0.1)
Net increase (decrease) in cash and cash equivalents	$(2.3)	$18.0

Cash and Cash Equivalents
As of the end of the first quarter of fiscal 2015, cash and cash equivalents totaled $145.7 million as compared to $148.0 million as of fiscal year end 2014. Debt was $663.4 million as of the end of the first quarter of fiscal 2015, as compared to $738.4 million as of fiscal year end 2014.
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
We anticipate that planned capital expenditures primarily for enhancements of our Oracle ERP system, computer equipment, software, manufacturing tools and test equipment and leasehold improvements associated with business expansion, will constitute a partial use of our cash resources. Decisions related to how much cash is used for investing are influenced by the expected amount of cash to be provided by operations.
Operating Activities
Cash provided by operating activities was $107.2 million for the first quarter of fiscal 2015, as compared to $83.4 million for the first quarter of fiscal 2014. The increase of $23.8 million was primarily driven by a decrease in working capital requirements, primarily attributable to accounts receivable.
Investing Activities
Cash used in investing activities was $35.4 million for the first quarter of fiscal 2015, as compared to $14.2 million for the first quarter of fiscal 2014. The increase of $21.2 million was due to higher cash requirements for business acquisitions.
Financing Activities
Cash used in financing activities was $65.2 million for the first quarter of fiscal 2015, as compared to $51.1 million for the first quarter of fiscal 2014. The increase of cash used in financing activities of $14.1 million was primarily due to cash used for stock repurchases.
Accounts Receivable and Inventory Metrics

	First Quarter of	Fiscal Year End
As of	2015	2014
Accounts receivable days sales outstanding	60	58
Inventory turns per year	4.0	3.9
Accounts receivable days sales outstanding were 60 days as of the end of the first quarter of fiscal 2015, as compared to 58 days as of the end of fiscal 2014. The increase in DSO was primarily due to non-linearity of sales and billings within the quarter. Accounts receivable days sales outstanding are calculated based on ending accounts receivable, net, divided by revenue for the corresponding fiscal quarter, times a quarterly average of 91 days. Our inventory turns were 4.0 as of the end of the first quarter of fiscal 2015 as compared to 3.9 as of the end of fiscal 2014. Our inventory turnover is calculated based on total cost of sales for the most recent twelve months divided by average ending inventory, net, for this same twelve month period.
Debt
Notes
On October 30, 2014, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the issuance of senior debt securities. On November 24, 2014, we issued $400.0 million of Senior Notes (“Notes”) under the shelf registration statement. The Notes mature on December 1, 2024 and accrue interest at a rate of 4.75% per annum, payable semiannually in arrears on December 1 and June 1 of each year, beginning on June 1, 2015. The Notes are classified as long-term in the Condensed Consolidated Balance Sheet.
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
2014 Credit Facility
On November 24, 2014, we entered into a new five-year credit agreement with a group of lenders (the “2014 Credit Facility”), which replaced our previous 2012 Credit Facility. The 2014 Credit Facility provides for an unsecured revolving loan facility of $1.0 billion and a letter of credit sub-facility of up to $50.0 million. Subject to the terms of the 2014 Credit Facility, the revolving loan facility may be increased and/or term loan facilities may be established in an amount up to $500.0 million. The outstanding balance of $133.0 million is classified as long-term in the Condensed Consolidated Balance Sheet.
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

The 2014 Credit Facility contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2014 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to create liens and enter into sale and leaseback transactions, and that restrict our subsidiaries’ ability to incur indebtedness. Further, the 2014 Credit Facility contains financial covenants that require the maintenance of minimum interest coverage and maximum leverage ratios. Specifically, we must maintain as of the end of each fiscal quarter a ratio of (a) EBITDA (as defined in the 2014 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. We must also maintain, at the end of each fiscal quarter, a ratio of (x) total indebtedness (as defined in the 2014 Credit Facility) to (y) EBITDA (as defined in the 2014 Credit Facility) for the most recently ended period of four fiscal quarters of not greater than 3.00 to 1.00; provided, that on the completion of a material acquisition, we may increase the ratio by 0.50 for the fiscal quarter during which such acquisition occurred and each of the three subsequent fiscal quarters. We were in compliance with these covenants at the end of the first quarter of fiscal 2015.
The 2014 Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control. Upon the occurrence and during the continuance of an event of default, interest on the obligations will accrue at an increased rate and the lenders may accelerate our obligations under the 2014 Credit Facility, except that acceleration will be automatic in the case of bankruptcy and insolvency events of default. The interest rate on the non-current debt outstanding under the credit facilities was 1.43% and 1.42% at the end of the first quarter of fiscal 2015 and fiscal year end 2014, respectively.
Uncommitted Facilities
We also have two $75 million revolving credit facilities which are uncommitted (the “Uncommitted Facilities”). The Uncommitted Facilities may be called by the lenders at any time, have no covenants and no specified expiration date. The interest rate on the Uncommitted Facilities is 1.00% plus either LIBOR or the bank’s cost of funds or as otherwise agreed upon by the bank and us. The $133.0 million outstanding at the end of the first quarter of fiscal 2015 and the $57.0 million outstanding at the end of fiscal 2014 under the Uncommitted Facilities are classified as short-term in the Condensed Consolidated Balance Sheet. The weighted average interest rate on the Uncommitted Facilities was 1.12% at the end of first quarter of fiscal 2015 and 1.15% at the end of fiscal 2014.
For additional discussion of our debt, see Note 8 of Notes to the Condensed Consolidated Financial Statements.
Repatriation of Foreign Earnings and Income Taxes
As of the end of the first quarter of fiscal 2015, $122.8 million of cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the U.S., we would not be required to accrue and pay U.S. taxes to repatriate the funds due to intercompany financing arrangements with our foreign subsidiaries.  While a significant portion of our foreign earnings continue to be permanently reinvested in our foreign subsidiaries, it is anticipated this reinvestment will not impede cash needs at the parent company level. In our determination of which foreign earnings are permanently reinvested, we consider numerous factors, including the financial requirements of the U.S. parent company, the financial requirements of the foreign subsidiaries, and the tax consequences of remitting the foreign earnings back to the U.S. There are no other material impediments to our ability to access sources of liquidity and our resulting ability to meet short and long-term liquidity needs, other than in the event we are not in compliance with the covenants under our 2014 Credit Facility or the potential tax costs of remitting foreign earnings back to the U.S.
RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The non-GAAP financial measures included in the tables below as well as detailed explanations to the adjustments to comparable GAAP measures, are set forth below:

Non-GAAP gross margin
We believe our investors benefit by understanding our non-GAAP gross margin as a way of understanding how product mix, pricing decisions and manufacturing costs influence our business. Non-GAAP gross margin excludes restructuring costs, amortization of purchased intangible assets, and stock-based compensation from GAAP gross margin. We believe that these exclusions offer investors additional information that may be useful to view trends in our gross margin performance.
Non-GAAP operating expenses
We believe this measure is important to investors evaluating our non-GAAP spending in relation to revenue. Non-GAAP operating expenses exclude restructuring costs, amortization of purchased intangible assets, stock-based compensation, and acquisition/

divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, and integration costs from GAAP operating expenses. We believe that these exclusions offer investors supplemental information to facilitate comparison of our operating expenses to our prior results.
Non-GAAP operating income
We believe our investors benefit by understanding our non-GAAP operating income trends which are driven by revenue, gross margin, and spending. Non-GAAP operating income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, acquisition/divestiture costs associated with external and incremental costs resulting directly from merger and acquisition activities such as legal, due diligence, and integration costs and litigation expenses. We believe that these exclusions offer an alternative means for our investors to evaluate current operating performance compared to results of other periods.
Non-GAAP non-operating income, net
We believe this measure helps investors evaluate our non-operating income trends. Non-GAAP non-operating income, net excludes acquisition and divestiture gains/losses associated with unusual acquisition related items such as intangible asset impairment charges and gains or losses related to the acquisition or sale of certain businesses and investments, and a gain on an equity sale. These gains/losses are specific to particular acquisitions and divestitures and vary significantly in amount and timing. Non-GAAP non-operating income, net also excludes the write-off of debt issuance costs associated with terminated and/or modified credit facilities and costs associated with the issuance of new credit facilities and Senior Notes that were not capitalized as debt issuance costs. We believe that these exclusions provide investors with a supplemental view of our ongoing financial results.
Non-GAAP income tax provision
Non-GAAP items tax effected adjusts the provision for income taxes to reflect the effect of certain non-GAAP items on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in our non-GAAP presentation.
Non-GAAP net income
This measure provides a supplemental view of net income trends which are driven by non-GAAP income before taxes and our non-GAAP tax rate. Non-GAAP net income excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, acquisition and divestiture costs, a gain on an equity sale, a write off of debt issuance costs and non-GAAP tax adjustments from GAAP net income. We believe our investors benefit from understanding these exclusions and from an alternative view of our net income performance as compared to our past net income performance.
Non-GAAP diluted net income per share
We believe our investors benefit by understanding our non-GAAP operating performance as reflected in a per share calculation as a way of measuring non-GAAP operating performance by ownership in the company. Non-GAAP diluted net income per share excludes restructuring costs, amortization of purchased intangible assets, stock-based compensation, acquisition and divestiture costs, a gain on an equity sale, a write off of debt issuance costs and non-GAAP tax adjustments from GAAP diluted net income per share. We believe that these exclusions offer investors a useful view of our diluted net income per share as compared to our past diluted net income per share.
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
These non-GAAP measures can be used to evaluate our historical and prospective financial performance, as well as our performance relative to competitors. We believe some of our investors track our “core operating performance” as a means of evaluating our performance in the ordinary, ongoing, and customary course of our operations. Core operating performance excludes items that are non-cash, not expected to recur or not reflective of ongoing financial results. Management also believes that looking at our core operating performance provides a supplemental way to provide consistency in period to period comparisons. Accordingly, management excludes from non-GAAP those items relating to restructuring, amortization of purchased intangible assets, stock based compensation, acquisition and divestiture costs, a gain on an equity sale, a write off of debt issuance costs and non-GAAP tax adjustments. For detailed explanations of the adjustments made to comparable GAAP measures, see items (A) - ( I ) following the tables below.

(In millions, except per share amounts)	First Quarter of

		2015		2014
		Dollar	% of	Dollar	% of
		Amount	Revenue	Amount	Revenue
GROSS MARGIN:
GAAP gross margin:		$307.2	52.7%	$326.9	54.1%
Restructuring	( A )	0.2	—%	0.1	—%
Amortization of purchased intangible assets	( B )	22.5	3.9%	20.9	3.4%
Stock-based compensation	( C )	0.9	0.2%	0.7	0.1%
Non-GAAP gross margin:		$330.8	56.8%	$348.6	57.6%
OPERATING EXPENSES:
GAAP operating expenses:		$267.7	45.9%	$251.2	41.5%
Restructuring	( A )	(1.1)	(0.2)%	(0.3)	(0.1)%
Amortization of purchased intangible assets	( B )	(18.2)	(3.1)%	(19.7)	(3.3)%
Stock-based compensation	( C )	(11.6)	(2.0)%	(9.4)	(1.5)%
Acquisition / divestiture items	( D )	(2.8)	(0.5)%	(1.4)	(0.2)%
Non-GAAP operating expenses:		$234.0	40.1%	$220.4	36.4%
OPERATING INCOME:
GAAP operating income:		$39.5	6.8%	$75.7	12.5%
Restructuring	( A )	1.3	0.2%	0.4	0.1%
Amortization of purchased intangible assets	( B )	40.7	7.0%	40.6	6.7%
Stock-based compensation	( C )	12.5	2.1%	10.1	1.7%
Acquisition / divestiture items	( D )	2.8	0.5%	1.4	0.2%
Non-GAAP operating income:		$96.8	16.6%	$128.2	21.2%
NON-OPERATING INCOME, NET:
GAAP non-operating income, net:		$4.7		$12.8
Acquisition / divestiture items	( D )	(5.8)		1.7
Gain on an equity sale	( E )	—		(15.1)
Debt issuance cost write-off	( F )	(0.1)		—
Non-GAAP non-operating loss, net:		$(1.2)		$(0.6)
			GAAP and Non-GAAP Tax Rate % ( I )		GAAP and Non-GAAP Tax Rate % ( I )
INCOME TAX PROVISION:
GAAP income tax provision:		$10.2	23%	$20.4	23%
Non-GAAP items tax effected:	( G )	12.8		11.0
Tax on gain on an equity sale	( H )	—		(5.8)
Non-GAAP income tax provision:		$23.0	24%	$25.6	20%
NET INCOME:
GAAP net income attributable to Trimble Navigation Ltd.		$34.1		$68.6
Restructuring	( A )	1.3		0.4
Amortization of purchased intangible assets	( B )	40.7		40.6
Stock-based compensation	( C )	12.5		10.1
Acquisition / divestiture items	( D )	(3.0)		3.1
Gain on an equity sale	( E )	—		(15.1)

Debt issuance cost write-off	( F )	(0.1)	—
Non-GAAP tax adjustments	( G ), ( H )	(12.8)	(5.2)
Non-GAAP net income attributable to Trimble Navigation Ltd.		$72.7	$102.5
DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.13	$0.26
Restructuring	( A )	—	—
Amortization of purchased intangible assets	( B )	0.16	0.16
Stock-based compensation	( C )	0.05	0.04
Acquisition / divestiture items	( D )	(0.01)	0.01
Gain on an equity sale	( E )	—	(0.06)
Debt issuance cost write-off	( F )	—	—
Non-GAAP tax adjustments	( G ), ( H )	(0.05)	(0.02)
Non-GAAP diluted net income per share attributable to Trimble Navigation Ltd.		$0.28	$0.39
OPERATING LEVERAGE:
Increase (decrease) in non-GAAP operating income		$(31.4)	$17.9
Increase (decrease) in revenue		$(22.1)	$48.6
Operating leverage (increase in non-GAAP operating income as a % of increase in revenue)		N/A	36.8%

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

C.
Stock-based compensation. Included in our GAAP presentation of cost of sales and operating expenses, stock-based compensation consists of expenses for employee stock options and awards and purchase rights under our employee stock purchase plan. We exclude stock-based compensation expense from our non-GAAP measures because some investors may view it as not reflective of our core operating performance as it is a non-cash expense. For the first quarter of fiscal 2015 and 2014, stock-based compensation was allocated as follows:

	First Quarter of
(Dollars in millions)	2015	2014
Cost of sales	$0.9	$0.7
Research and development	2.2	1.5
Sales and Marketing	2.3	1.9
General and administrative	7.1	6.0
	$12.5	$10.1

D.
Acquisition / divestiture items. Included in our GAAP presentation of operating expenses, acquisition costs consist of external and incremental costs resulting directly from merger and acquisition and strategic investment activities such as legal, due diligence, and integration costs as well as adjustments to the fair value of earn-out liabilities. Included in our GAAP presentation of non-operating income net, acquisition / divestiture items includes unusual acquisition, investment, or divestiture gains/losses. Although we do numerous acquisitions, the costs that have been excluded from the non-GAAP measures are costs specific to particular acquisitions. These are one-time costs that vary significantly in amount and timing and are not indicative of our core operating performance.

E.
Gain on an equity sale. Included in our GAAP presentation of non-operating income, net this amount represents a gain on a partial equity sale of Virtual Site Solutions. We excluded the gain from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-GAAP measures because it facilitates an evaluation of our non-operating income trends.

F.
Debt issuance cost write-off. Included in our GAAP non-operating income, net this amount represents a write-off of debt issuance costs for terminated and/or modified credit facilities and costs associated with the issuance of new credit facilities and Senior Notes that were not capitalized as debt issuance costs. We excluded the debt issuance cost write-off from our non-GAAP measures. We believe that investors benefit from excluding this item from our non-operating income to facilitate a more meaningful evaluation of our non-operating income trends.

G.
Non-GAAP items tax effected. This amount adjusts the provision for income taxes to reflect the effect of the non-GAAP items ( A ) - ( F ) on non-GAAP net income. We believe this information is useful to investors because it provides for consistent treatment of the excluded items in this non-GAAP presentation.

H.
Tax on gain on an equity sale. This amount represents the tax effect of a gain on a partial equity sale of Virtual Site Solutions. We excluded this item as it represents the tax effect of a non-recurring gain. We believe that investors benefit from excluding this item from our non-GAAP income tax provision because it facilitates a comparison of the non-GAAP tax rate in 2014 to the non-GAAP tax rates in the current and prior periods.

I.
GAAP and non-GAAP tax rate %. These percentages are defined as GAAP income tax provision as a percentage of GAAP income before taxes and non-GAAP income tax provision as a percentage of non-GAAP income before taxes. We believe that investors benefit from a presentation of non-GAAP tax rate percentage as a way of facilitating a comparison to non-GAAP tax rates in prior periods.

Non-GAAP Operating Income
Non-GAAP operating income decreased by $31.4 million for the first quarter of fiscal 2015, as compared to the first quarter in the prior year. Non-GAAP operating income as a percentage of total revenue was 16.6% for the first quarter of fiscal 2015, as compared to 21.2% for the first quarter in the prior year. The Non-GAAP operating income for the first quarter of fiscal 2015 decreased due to revenue shortfalls in Engineering and Construction and Field Solutions as well as gross margin compression in Engineering and Construction. Acquisitions also contributed to the operating income decline, particularly within Engineering and Construction.
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
Market Interest Rate Risk

There have been no significant changes to our market interest rate risk assessment. Refer to our 2014 Annual Report on Form 10-K on page 51.
Foreign Currency Exchange Rate Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.
Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Europe, where we invoice primarily in Euros. Additionally, a portion of our expenses, primarily the cost to manufacture, cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, Swedish Krona, New Zealand Dollar and Canadian Dollar. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. In the first quarter of fiscal 2015, revenue and operating income was negatively impacted by foreign currency exchange rates by $24.7 million and $2.5 million, respectively.
We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and inter-company receivables and payables, primarily denominated in Australian, Canadian, Singapore and New Zealand Dollars, Japanese Yen, Chinese Yuan, Indian Rupee, Brazilian Real, South African Rand, Swedish Krona, Swiss Franc, Euro and British pound. These contracts reduce the exposure to fluctuations in foreign currency exchange rate movements as the gains and losses associated with foreign currency balances are generally offset with the gains and losses on the forward contracts. These instruments are marked to market through earnings every period and generally range from one to three months in original maturity. We do not enter into foreign currency forward contracts for trading purposes. We occasionally enter into foreign currency forward contracts to hedge the purchase price of some of our larger business acquisitions. Foreign currency forward contracts outstanding as of the end of the first quarter of fiscal 2015 and fiscal year end 2014 are summarized as follows (in millions):

	First Quarter of Fiscal 2015		Fiscal Year End 2014
	Nominal Amount	Fair Value	Nominal Amount	Fair Value
Forward contracts:
Purchased	$(58.6)	$1.8	$(58.4)	$(1.1)
Sold	$97.7	$(1.0)	$132.9	$2.6

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
On March 12, 2015, Rachel Thompson filed a putative class action complaint in California Superior Court against the Company, the members of its Board of Directors, and JP Morgan Chase Bank.  The suit alleges that the Company’s Board of Directors breached their fiduciary obligations to the Company’s shareholders by entering into a credit agreement with JP Morgan Chase Bank that contains certain change of control provisions that plaintiff contends are disadvantageous to shareholders.  We intend to vigorously contest the claims.
From time to time, we are also involved in litigation arising out of the ordinary course of our business. There are no other material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries' property is subject.
ITEM 1A. RISK FACTORS
A description of factors that could materially affect our business, financial condition, or operating results is included under “Risk and Uncertainties” in Item 1A of Part I of our 2014 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes to the risk factor disclosure since our 2014 Annual Report on Form 10-K. The risk factors described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table provides information relating to our purchases of equity securities for the first quarter of fiscal 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

January 3, 2015 – February 6, 2015	—	$—	—	$250,000,013
February 7, 2015 – March 6, 2015	478,484	26.34	478,484	237,396,550
March 7, 2015 – April 3, 2015	—	—	—	237,396,550
Total	478,484	$26.34	478,484

(1) In August 2014, the Company’s Board of Directors approved a stock repurchase program (“2014 Stock Repurchase Program”), authorizing the Company to repurchase up to $300.0 million of Trimble’s common stock. At the end of the first quarter of fiscal 2015 the 2014 Stock Repurchase Program had remaining authorized funds of $237.4 million. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without public notice.
ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 7, 2015. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 11, 2015. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 11, 2015. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 11, 2015. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 11, 2015. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 25, 2015.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMBLE NAVIGATION LIMITED
(Registrant)

By:	/s/ François Delépine
François Delépine
Chief Financial Officer
(Authorized Officer and Principal
Financial Officer)
DATE: May 11, 2015

EXHIBIT INDEX
.

3.1	Restated Articles of Incorporation of the Company filed June 25, 1986. (2)

3.2	Certificate of Amendment of Articles of Incorporation of the Company filed October 6, 1988. (2)

3.3	Certificate of Amendment of Articles of Incorporation of the Company filed July 18, 1990. (2)

3.4	Certificate of Amendment of Articles of Incorporation of the Company filed May 29, 2003. (3)

3.5	Certificate of Amendment of Articles of Incorporation of the Company filed March 4, 2004. (4)

3.6	Certificate of Amendment of Articles of Incorporation of the Company filed February 21, 2007. (6)

3.7	Certificate of Amendment of Articles of Incorporation of the Company filed March 20, 2013. (7)

3.8	Bylaws of the Company, amended and restated through May 7, 2015. (5)

4.1	Specimen copy of certificate for shares of Common Stock of the Company. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 11, 2015. (8)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 11, 2015. (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 11, 2015. (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 11, 2015. (8)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit number 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 33-35333), which became effective July 19, 1990.

(2)	Incorporated by reference to identically numbered exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

(3)	Incorporated by reference to exhibit number 3.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2003.

(4)	Incorporated by reference to exhibit number 3.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2004.

(5)	Incorporated by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K, filed March 25, 2015.

(6)	Incorporated by reference to exhibit number 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

(7)	Incorporated by reference to exhibit number 3.1 to the Company’s Current Report on Form 8-K, filed March 20, 2013.

(8)	Filed herewith.